Form 10-K
period 1993-12-31
DONNELLEY R R & SONS CO
filed 1994-03-28
CIK 29669

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                                       OR

    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                         COMMISSION FILE NUMBER 1-4694

                         R. R. DONNELLEY & SONS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 36-1004130
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

        77 WEST WACKER DRIVE,
          CHICAGO, ILLINOIS                               60601
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER--(312) 326-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON
  -----------------------------                  WHICH REGISTERED
      COMMON (PAR VALUE $1.25)     --------------------------------------------
  PREFERRED STOCK PURCHASE RIGHTS      NEW YORK, CHICAGO AND PACIFIC STOCK
                                                    EXCHANGES

                                       NEW YORK, CHICAGO AND PACIFIC STOCK
                                                    EXCHANGES
  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                 YES   X                NO

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATE-MENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AS OF MARCH 1, 1994, 154,221,434 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK (BASED ON THE CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE--COMPOSITE TRANSACTIONS ON MARCH 1, 1994) HELD BY NONAFFILIATES WAS APPROXIMATELY $4,490,393,042.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED FEBRUARY
     17, 1994 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

    FORM 10-K
    ITEM NO.                     NAME OF ITEM                      PAGE
    ---------                    ------------                      ----
 Part I
    Item  1.  Business..........................................     3
    Item  2.  Properties........................................     4
    Item  3.  Legal Proceedings.................................     7
    Item  4.  Submission of Matters to a Vote of Security
               Holders..........................................     7
              Executive Officers of R. R. Donnelley & Sons
               Company..........................................     7
 Part II
    Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters..............................     9
    Item  6.  Selected Financial Data...........................    10
    Item  7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............    10
    Item  8.  Financial Statements and Supplementary Data.......    12
    Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............    13
 Part III
    Item 10.  Directors and Executive Officers of the
               Registrant.......................................    13
    Item 11.  Executive Compensation............................    13
    Item 12.  Security Ownership of Certain Beneficial Owners
               and Management...................................    13
    Item 13.  Certain Relationships and Related Transactions....    13
 Part IV
    Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..............................    13
    Signatures...................................................   14
    Index to Financial Statements and Financial Statement Sched-
     ules........................................................  F-1
    Index to Exhibits............................................  E-1

                                     PART I

ITEM 1. BUSINESS

  R. R. Donnelley & Sons Company (the company), incorporated in the state of Delaware in 1956 as the successor to a business founded in 1864, is a major participant in the information industry, providing a broad range of services in print and digital media. The company believes it is the largest supplier of commercial print and print-related services in the United States. It is a major supplier in the United Kingdom and also provides services in Mexico, other locations in Europe and in Asia. Services provided to customers include presswork and binding, including on-demand customized publications; conventional and digital pre-press operations, including desktop publishing and filmless color imaging, necessary to create a printed image; software replication, translation and localization; list, list enhancement, database management and mail production services (provided primarily through Metromail); design and related creative services (provided through Mobium); cartographic services; electronic communication networks for simultaneous worldwide product releases; digital services to publishers; and, through R. R. Donnelley Logistic Services, the planning for and fulfillment of truck, rail, mail and air distribution for products of the company and its customers, as well as third parties. The company's pre-press, presswork and binding operations have accounted for over 90% of the company's revenues for each of the last five years. In 1990, the company acquired the Meredith/Burda companies, thereby enhancing the company's service capabilities by adding four printing plants.

  The company provides these services to more than 4,000 customers, including publishers of consumer and trade magazines, books and telephone and other directories; direct mail (catalog) and in-store merchandisers; software publishers and computer hardware manufacturers; and financial institutions and other firms requiring substantial amounts of printing and other related information services. Due to the range of services it provides, the company believes it is uniquely positioned to meet the information and communication needs of its customers.

  The relative contribution of each of the company's major product areas to its total sales for the five-year period ended December 31, 1993, is presented in the table below. In 1993, international printing operations represented less than 9% of consolidated results and assets.

                                                        1993  1992  1991  1990  1989
                                                        ----  ----  ----  ----  ----
REVENUE BY PRODUCT TYPE
Catalogs, Inserts and Specialty Products...............  32%   35%   39%   37%   33%
Magazines..............................................  18    17    17    18    20
Directories............................................  14    16    16    17    18
Books..................................................  13    11    11    11    13
Computer Documentation Services........................  12    10     8     7     6
Financial..............................................   6     5     4     4     4
Other..................................................   5     6     5     6     6

  Most of the company's sales are made pursuant to term contracts with customers, with the remainder being made on a single-order basis. For some customers, the company prints and provides related services for several different publications under different contracts. The company's contracts with its larger customers normally run for a period of years (usually three to five years but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. Such sales contracts generally provide for timely price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 3% or more of the company's sales in 1993. The company's dependence for sales from its ten largest customers has declined in the past eleven years to approximately 22% of sales in 1993, down from 35% of sales in 1983.

  The various phases of the information industry in which the company is involved are highly competitive. While the company has contracts with its customers as indicated above, there are numerous competing companies and renewal of such contracts is dependent, in part, on the ability of the company to continue to differentiate itself from the competition. Differentiation results, in part, from the company's broad range of value-added services, which include Selectronic(R) imaging and gathering; list maintenance, database management and targeted mail programs; expansive mailing and distribution services; in-plant reception from customer desktop publishing systems; fulfillment and returned books inventory management; replication of magnetic media products; electronic data management and distribution; and design. Although the company believes it is the largest commercial printer in the United States, it estimates that its revenues represent approximately 7% of the total sales in the industry. Although the company's plants are well located for the national or regional distribution of its products, competitors in some areas of the United States have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality as well as the range of available services.

  An excess of supply versus demand exists for most grades of paper. The list price of paper remains stable, although discounting is prevalent for certain grades of paper. Existing paper supply contracts (at prevailing market prices) will cover the company's requirements through 1994, and management believes that extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and the company believes that it will have adequate supplies in the future.

  The company estimates that its capital expenditures in 1994 and 1995 to comply with federal, state and local provisions for environmental controls, as well as expenditures, if any, for the company's share of costs to clean hazardous waste sites that have received waste from the company, will not be material and will not have a material effect upon its earnings or its competitive position.

  The company employed an average of approximately 32,100 persons in 1993 (34,000 persons at December 31, 1993), of whom more than 11,000 had been with the company for more than 10 years and over 2,700 for 25 years or longer.

ITEM 2. PROPERTIES

  R. R. Donnelley & Sons Company's corporate office is located in leased facilities in Chicago, Illinois. Production facilities leased by the company are listed in the chart beginning on page 6. Printing and other plants that are owned and operated by the company (or through wholly owned subsidiaries) are listed below and continuing on the next page.

                                         DATE OF
                     DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
 OWNED LOCATION(S)   OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
 -----------------   ------------------- -------- --------- --------------------
 Chicago, IL                1912           1974   1,190,000 Magazines, Financial
 Crawfordsville, IN         1923           1992   1,838,000 Books, Computer
                                                             Documentation
                                                             Services
 Willard, OH                1956           1987     912,000 Books, Directories,
                                                             Computer
                                                             Documentation
                                                             Services

                                         DATE OF
                     DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
 OWNED LOCATION(S)   OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
 -----------------   ------------------- -------- --------- --------------------
 Warsaw, IN                 1959           1987     881,000 Catalogs, Inserts
 Old Saybrook, CT           1959           1986     292,000 Magazines, Catalogs
 Lancaster, PA              1959           1987   1,437,000 Directories,
                                                             Catalogs, Inserts,
                                                             Magazines,
                                                             Financial
 Mattoon, IL                1968           1989     668,000 Magazines, Catalogs,
                                                             Inserts
 Dwight, IL                 1968           1987     434,000 Directories,
                                                             Catalogs, Inserts,
                                                             Magazines
 Glasgow, KY                1970           1987     461,000 Magazines, Catalogs,
                                                             Inserts
 Gallatin, TN               1975           1987     528,000 Catalogs, Inserts,
                                                             Magazines
 York, England              1978           1985     291,000 Directories,
                                                             Magazines, Catalogs
 Los Angeles, CA            1978           1986     252,000 Magazines, Catalogs,
                                                             Inserts, Financial
 Harrisonburg, VA           1980           1993     613,000 Books
 Spartanburg, SC            1980           1989     545,000 Catalogs, Inserts,
                                                             Magazines
 Gateshead, England         1983           1989     189,000 Directories
 Danville, KY               1985           1992     361,000 Magazines, Catalogs,
                                                             Inserts
 Portland, OR               1986           1989     247,000 Directories,
                                                             Computer
                                                             Documentation
                                                             Services
 Greeley, CO                1986           --       165,000 Directories
 Reno, NV                   1987           --       393,000 Catalogs, Inserts
 Pittsburgh, PA             1987           --        70,000 Financial
 Lincoln, NE                1987           1988     233,000 Mail Production,
                                                             Data Center
 Rutland, VT                1987           1987     113,000 Mail Production
 Mt. Pleasant, IA           1987           --       211,000 Mail Production
 Seward, NE                 1987           --       161,000 Mail Production
 Thorp Arch, En-            1989           --       146,000 Computer
  gland                                                      Documentation
                                                             Services
 South Daytona, FL          1990           1993     237,000 Magazines, Catalogs,
                                                             Inserts
 Des Moines, IA             1990           --       627,000 Magazines, Catalogs,
                                                             Inserts
 Lynchburg, VA              1990           --       412,000 Catalogs, Inserts
 Newton, NC                 1990           --       455,000 Catalogs, Inserts,
                                                             Magazines
 Casa Grande, AZ            1990           --       316,000 Catalogs, Inserts
 Reynosa, Mexico            1990           --       260,000 Books
 Singapore                  1990           1993     160,000 Computer
                                                             Documentation
                                                             Services
 Houston, TX                1991           --        41,000 Financial
 San Juan del Rio,          1992           1993      80,000
  Mexico                                                    Catalogs
 Provo, UT                  1992           --       126,000 Computer
                                                             Documentation
                                                             Services
 Mendota, IL                1992           --       110,000 Magazines
 Seymour, IN                1992           --        45,000 Specialty Products
 Allentown, PA              1993           --        23,000 Books
 Bloomsburg, PA             1993           --       105,000 Books
 Pontiac, IL                1993           --       240,000 Magazines
 Scranton, PA               1993           --       399,000 Books
 Senatobia, MS              1993           --       140,000 Magazines
 Newbern, TN                1993           --        33,000 Books

      LEASED LOCATIONS                                               SQUARE FEET
      ----------------                                               -----------
      R. R. DONNELLEY & SONS COMPANY
      ------------------------------
        Columbus, OH................................................    15,000
        Crawfordsville, IN..........................................    48,000
        Elgin, IL...................................................    65,000
        Fremont, CA.................................................   183,000
        Glasgow, KY.................................................    25,000
        Hudson, MA..................................................   141,000
        Lancaster, PA...............................................    41,000
        Los Angeles, CA.............................................    45,000
        New York, NY................................................    92,000
        Newark, CA..................................................    52,000
        Orem, UT....................................................    33,000
        Raleigh, NC.................................................    58,000
        Wheeling, IL................................................    65,000
        Willowbrook, IL.............................................    55,000
      R. R. DONNELLEY NEDERLAND, B.V.
      -------------------------------
        Apeldoorn, The Netherlands..................................    60,000
        Amsterdam, The Netherlands..................................    15,000
      R. R. DONNELLEY NORWEST INC.
      ----------------------------
        Beaverton, OR...............................................    50,000
        Seattle, WA.................................................    89,000
        Tigard, OR..................................................   140,000
        Preston, WA.................................................    70,000
      LABORATORIO LITO COLOR, S.A. DE C.V.
      ------------------------------------
        Mexico City, Mexico.........................................    15,000
      R. R. DONNELLEY PRINTING COMPANY
      --------------------------------
        Lynchburg, VA...............................................    22,000
      METROMAIL CORPORATION
      ---------------------
        Lincoln, NE.................................................    28,000
        Lombard, IL.................................................   100,000
        St. Louis, MO...............................................    13,000
      R. R. DONNELLEY (U.K.) LIMITED
      ------------------------------
        London, England.............................................    20,000
        Cumbernauld, Scotland.......................................    53,000
      MOBIUM CORPORATION FOR DESIGN AND COMMUNICATION
      -----------------------------------------------
        Chicago, IL.................................................    10,000
      IRISH PRINTERS HOLDINGS
      -----------------------
        Dublin, Ireland.............................................   104,000
        Kildare, Ireland............................................    63,000
      DONNELLEY CARIBBEAN GRAPHICS, INC.
      ----------------------------------
        Bridgetown, Barbados........................................    29,000

  The company has historically followed the practice of adding capacity to meet customer requirements, and has retained a substantial portion of its earnings for reinvestment in plant and equipment for this purpose. Management believes that growth in 1994 will be financed in large part by internally-generated funds. The amount of capital expenditures in future years will depend upon the requirements of the company's existing and future customers.

ITEM 3. LEGAL PROCEEDINGS

  On July 13, 1990, the Federal Trade Commission ("FTC") filed a complaint in the U.S. District Court for the District of Columbia ("District Court") seeking a preliminary injunction enjoining the company from consummating its acquisition of the Meredith/Burda companies. The complaint alleged that consummation of the acquisition might substantially lessen competition in certain alleged rotogravure printing markets. The District Court denied the motion of the FTC for an injunction as well as a further motion for injunction pending appeal. The acquisition was closed on September 4, 1990.

  On October 11, 1990, the FTC Staff initiated its administrative action challenging the acquisition of the Meredith/Burda companies. The complaint alleged the same issues as did the complaint before the District Court. Trial before an administrative law judge ("ALJ") of the FTC concluded in June, 1993. On December 30, 1993, the FTC's ALJ issued his initial decision upholding the position of the FTC Staff. The ALJ found that the acquisition by the company of the Meredith/Burda companies created a "dominant firm" and significantly increased concentration in a "high-volume publication rotogravure market," thus increasing the likelihood of anti-competitive conduct and actual or tacit collusion among the firms participating in that market. The ALJ ordered the divestiture of the Meredith/Burda companies and prohibited the acquisition by the company of any other firms participating in the U.S. "rotogravure market" without FTC approval for a period of ten years.

  The company has filed its appeal of the ALJ's decision, asking the FTC Commissioners to dismiss the FTC complaint. The appeal has the effect of staying the ALJ's order. If the appeal by the company is not granted, the company intends to file a further appeal to a U.S. Court of Appeals.

  The company continues to believe that the acquisition of the Meredith/Burda companies was legally proper and will ultimately be upheld.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

EXECUTIVE OFFICERS OF R. R. DONNELLEY & SONS COMPANY

       NAME, AGE AND         OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY    SINCE                 PAST FIVE YEARS(1)
- --------------------------   -------            --------------------------
J. R. Walter                  1985   Management responsibilities as Chairman of the
47, Director,                        Board and Chief Executive Officer. Prior manage-
Chairman of the Board                ment responsibilities as Chief Executive Officer
and Chief Executive Offi-            and President.
cer(2)
J. R. Donnelley               1983   Management responsibilities as Vice Chairman of
58, Director, Vice Chairman          the Board. Prior management responsibility for
of the Board                         Corporate Development.
R. J. Cowan                   1988   Management responsibilities for Information
41, Executive Vice                   Services, Technology, Database Technology Serv-
President, and Director,             ices, Information Systems and Metromail. Prior
Information Resources                management responsibilities for Book, Financial
Sector(2)                            Services, Global Software Services, Information
                                     Services and Technology; prior sales
                                     and manufacturing responsibility for Global
                                     Software Services.

       NAME, AGE AND        OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY   SINCE                 PAST FIVE YEARS(1)
- --------------------------  -------            --------------------------
F. R. Jarc                   1987   Management responsibilities for treasury,
51, Executive Vice                  controller, corporate development, internal au-
President and                       dit and taxes.
Chief Financial Officer(2)
W. E. Tyler                  1989   Management responsibilities for Financial Serv-
41, Sector President,               ices, Global Software Services, Book Publishing
Networked Services Sec-             Services and Europe. Prior sales and manufactur-
tor(2)                              ing responsibility for Global Software Services;
                                    prior management responsibility for Technology.
J. P. Ward                   1991   Management responsibilities for Telecommunica-
39, Sector President,               tions, Merchandise Media and Magazine Publishing
Commercial Print Sector(2)          Services. Prior sales and manufacturing respon-
                                    sibility for Merchandise Media; prior sales and
                                    manufacturing responsibility for Financial Serv-
                                    ices.
J. D. Butler                 1991   Sales and manufacturing responsibility for Book
56, President,                      Publishing Services. Prior sales and marketing
Book Publishing Services            responsibilities in Book Publishing Services.
E. P. Duffy                  1990   Sales and manufacturing responsibility for Tele-
52, President,                      communications. Prior sales and manufacturing
Telecommunications(1)               responsibility for Merchandise Media; prior ex-
                                    perience as Senior Vice President, Marketing, of
                                    the Meredith/Burda companies which were acquired
                                    by the company in 1990.
B. L. Faber                  1989   Sales and manufacturing responsibility for In-
46, President,                      formation Services. Prior management responsi-
Information Services(2)             bility for Corporate Development.
E. E. Lane                   1991   Sales responsibility for Magazine Publishing
42, President,                      Services and sales and manufacturing responsi-
Magazine Publishing Serv-           bility for Europe. Prior sales and manufacturing
ices                                responsibility for Magazine Publishing Services.
T. M. Leahy                  1994   Sales and manufacturing responsibility for
38, President,                      Global Software Services. Prior manufacturing
Global Software Services            responsibility for Global Software Services;
                                    prior sales experience in Global Software Serv-
                                    ices.
R. S. MacQueen               1993   Sales and manufacturing responsibility for Fi-
41, President,                      nancial Services. Prior responsibilities in Fi-
Financial Services                  nancial Services.
J. D. McQuaid                1991   Management responsibilities as Chairman of the
56, Chairman of the Board,          Board, President and Chief Executive Officer of
President and Chief Execu-          Metromail Corporation, a wholly owned subsidi-
tive Officer, Metromail             ary.
Corporation
R. J. Weir                   1990   Management responsibility for Technology, Data-
38, President, Technology           base Technology Services and Information Sys-
                                    tems. Prior responsibilities in Technology.

       NAME, AGE AND         OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY    SINCE                 PAST FIVE YEARS(1)
- --------------------------   -------            --------------------------
S. J. Baumgartner             1993   Management responsibilities for Human Resources,
42, Senior Vice                      Compensation and Benefits. Prior experience as a
President, Human Resources,          co-owner and member of board of directors of FRC
Compensation and                     Management Inc., and as a Senior Vice President,
Benefits(1)(2)                       Human Resources and Public Affairs at Rhone-
                                     Poulenc Rorer/Rorer Group, Inc.
J. S. Oberhill                1988   Management responsibilities for Purchasing,
52, Senior Vice President,           Donnelley Logistic Services and certain manufac-
Corporate Manufacturing              turing operations. Prior management responsibil-
Services(2)                          ities for Europe and Chairman of the Board of R.
                                     R. Donnelley Limited; prior sales and manufac-
                                     turing responsibility for Telecommunications;
                                     prior sales and manufacturing responsibility for
                                     Magazine.
F. J. Uvena                   1975   Management responsibilities for legal services,
60, Senior Vice President,           corporate relations, environmental functions and
Law and Corporate Staffs             corporate real estate. Prior responsibility as
                                     General Counsel.

  (1) Each officer named has carried on his principal occupation and employment in R. R. Donnelley & Sons Company for more than five years with the exception of S. J. Baumgartner and E. P. Duffy as noted in the above table.

  (2) Member of the company's management committee.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange and is accorded unlisted trading privileges on the Boston and Cincinnati Stock Exchanges.

  As of March 1, 1994 there were approximately 10,400 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 1993, is contained in the chart below:

                                                      COMMON STOCK PRICES
                                                --------------------------------
                                    DIVIDENDS
                                      PAID           1993             1992
                                  ------------- --------------- ----------------
                                   1993   1992   HIGH     LOW    HIGH     LOW
                                  ------ ------ ------- ------- ------- --------
First Quarter.................... $0.130 $0.125 $32 3/4 $27 1/8 $26 1/8 $23 7/8
Second Quarter...................  0.130  0.125  31 3/4  26 1/8  29      23 3/4
Third Quarter....................  0.140  0.130  31 3/8  27 3/4  30 1/2  27 1/16
Fourth Quarter...................  0.140  0.130  31 1/8  27 3/8  33 3/4  28 7/8
Full Year........................  0.540  0.510  32 3/4  26 1/8  33 3/4  23 3/4

1992 reflects the 2 for 1 stock split effective September 1, 1992.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                       (NOT COVERED BY AUDITORS' REPORT)
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                         YEAR ENDING DECEMBER 31,
                          ------------------------------------------------------
                             1993       1992       1991       1990       1989
                          ---------- ---------- ---------- ---------- ----------
INCOME STATEMENT DATA:
Net sales...............  $4,387,761 $4,193,072 $3,914,828 $3,497,943 $3,122,331
Earnings from opera-
 tions*.................     325,607    405,501    363,128    361,836    332,701
Net income from opera-
 tions before cumulative
 effect of accounting
 changes................     178,920    234,659    204,919    225,846    221,857
Net income**............     109,420    234,659    204,919    225,846    221,857
PER COMMON SHARE***
Net income from opera-
 tions before cumulative
 effect of accounting
 changes................        1.16       1.51       1.32       1.45       1.43
Net income**............        0.71       1.51       1.32       1.45       1.43
Dividends...............        0.54       0.51       0.50       0.48       0.44

                                               DECEMBER 31,
                          ------------------------------------------------------
                             1993       1992       1991       1990       1989
                          ---------- ---------- ---------- ---------- ----------
BALANCE SHEET DATA:
Total assets............. $3,654,026 $3,410,247 $3,206,826 $3,147,486 $2,311,981
Noncurrent liabilities...  1,124,594    949,537    940,544  1,064,333    454,189

- --------
* 1993 earnings from operations includes the one-time adjustment for a restructuring charge ($90 million).
** 1993 net income and net income per share include one-time adjustments for the restructuring charge ($60.8 million or $0.39 per share); the net cumulative effect of accounting changes ($69.5 million or $0.45 per share); and the deferred income tax charge related to the federal income tax rate increase ($6.2 million or $0.04 per share).
*** Reflects the 2 for 1 stock split effective September 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

COMPARISON OF 1993 WITH 1992

  Net sales grew at a rate of 4.6% (first half growth was 0.5%; second half growth was 8.2%). The year-to-year growth was due to an increased volume of services provided to customers, including volume added through the company's global expansion into new areas. Strong demand for global software services, financial printing services and services for book publishers and volume increases associated with recent acquisitions in new product areas, including specialty products and special interest magazines, were partially offset by the negative effects of a stronger dollar (lower translation of foreign revenues, particularly those of the company's U.K. operations) and lower catalog volume primarily associated with the decision by Sears, Roebuck & Co., a customer, to discontinue its catalog operations.

  Gross profit grew at a greater rate than net sales, 6.3%, reflecting better coverage of fixed costs through higher volume, a more favorable mix of sales and a favorable LIFO inventory credit. Earnings from operations included a $90 million restructuring charge recorded during the first quarter (an after-tax charge of $0.39 per share) related primarily to the closing of the company's Chicago manufacturing facility following the decision by Sears to discontinue its catalog operations. Excluding this charge, earnings from operations would have been $415.6 million, a 2.5% increase over the prior year, reflecting the gross profit improvement partially offset by higher selling and administrative expenses (10.1% increase) resulting primarily from the additional costs associated with newly acquired and start-up operations and the expansion of the company's global sales presence.

  The $4.6 million increase in total other expense-net resulted from higher interest expense (higher outstanding debt balances due to recent acquisitions, investments in joint ventures and additional VEBA funding for employee benefits) and increased expenses associated with life insurance programs, which were partially offset by improved earnings on investments.

  The 1993 provision for income taxes included the one-time effect of the new, higher federal statutory income tax rate on deferred taxes, which reduced net income $6.2 million (equivalent to $0.04 per share); excluding this one-time charge, the 1993 effective tax rate of 33.1% would have been lower than the 1992 rate of 35.0%, reflecting the benefits associated with life insurance programs and credits associated with affordable housing investments, partially offset by the impact of the higher federal statutory income tax rate on current year earnings ($2.8 million). Net income from operations before cumulative effects of accounting changes reflected the restructuring charge and increased selling and administrative expenses partially offset by the favorable factors discussed above with respect to gross profit. Excluding the restructuring charge and deferred income tax charge, net income from operations before cumulative effects of accounting changes would have been $245.9 million (equivalent to $1.59 per common share).

  During the first quarter of 1993, the company adopted two new accounting standards for postretirement benefits and income taxes. The one-time charge for postretirement benefits, net of associated tax benefits of $80.1 million, was $127.7 million (equivalent to $0.82 per share). Ongoing annual expense increases resulting from this new accounting requirement have been mitigated through an investment program to partially prefund the related postretirement liabilities. Nevertheless, in 1993, the new accounting standard for postretirement benefits resulted in additional expenses which reduced operating income by $0.05 per share. The new accounting standard for income taxes resulted in a one-time credit of $58.2 million (equivalent to $0.37 per share). As discussed above, the new income tax standard also required the company to increase its 1993 income tax provision by $6.2 million. This new standard will not have an ongoing material effect as long as statutory income tax rates remain at current levels.

COMPARISON OF 1992 WITH 1991

  The growth in net sales (7.1% higher than 1991) is represented by an increased volume of services provided to customers, including volume added through the company's global expansion into new markets. A large portion of this increase was due to the introduction of new products by documentation services customers and the strong demand for financial printing services resulting from favorable capital market conditions in 1992.

  Gross profit grew at a greater rate than net sales, 12.5%, reflecting several factors: higher volume, a more favorable mix of sales, improved productivity and cost control, lower start-up costs and a LIFO inventory credit. Higher depreciation expense, increased reserve provisions and expenses related to the companywide stock purchase plan and incentive compensation plans partially offset the favorable factors. Selling and administrative expenses increased 13.4% over 1991 as a result of higher volume-related commission expenses, a higher provision for doubtful accounts receivable, the increased costs of expanding the company's global sales presence and expenses related to the companywide stock purchase plan and incentive compensation plans. Earnings from operations also grew at a rate greater than net sales, 11.7%, reflecting the gross profit improvement partially offset by the higher selling and administrative expenses.

  The $1.5 million increase in total other expense-net resulted from lower interest expense (lower interest rates and outstanding debt balances) which was more than offset by start-up expenses associated with recent international and domestic joint venture investments. The effective tax rate of 35.0% in 1992 was lower than the 36.0% in 1991 reflecting the benefits associated with a life insurance program. Net income for the full year increased 14.5%, as a consequence of the net favorable factors discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  The Consolidated Balance Sheet presents the company's financial position at the end of each of the last two years. The statement lists the company's assets and liabilities, and the equity of its shareholders. Major changes in the company's financial position are summarized in the Consolidated Statement of Cash Flows which appears on page F-4. The Cash Flows Statement summarizes the changes in the Company's cash and equivalents balance for each of the last three years and helps to show the relationship between operations (presented in the Consolidated Statement of Income) and liquidity and financial resources (presented in the Consolidated Balance Sheet).

  With the growth in cash flow and the credit facilities and shelf registration discussed below, management believes the company has the financial flexibility to fund current operations and growth. In 1993, net income from operations before cumulative effect of accounting changes plus depreciation and amortization represented $453.7 million of the net cash provided by operating activities. Excluding the restructuring charge and the charge related to the impact of higher income tax rates on deferred income tax balances, net income from operations before cumulative effect of accounting changes plus depreciation and amortization would have been $520.7 million, compared to $492.8 million in 1992. Cash flow from operations was used primarily to fund capital investments and pay dividends.

  The company's working capital continued to be adequate for the operation and expansion of the business. Working capital--particularly cash, accounts receivable and inventories--is closely controlled and continually monitored. Emphasis continues on overall balance sheet management. Working capital increased by $14.6 million from December 31, 1992, due to working capital balances of newly acquired businesses, the additional funding of the Voluntary Employee's Beneficiary Associations, increase in inventory resulting from the reduced LIFO reserve, as well as increased inventory quantities to support revenue growth and the reclassification of short-term debt (which reflects management's estimate of near-term repayments). Other noncurrent liabilities and deferred income tax balances at December 31, 1993 reflect the impacts of the adoption of new accounting standards for postretirement benefits and income taxes. A valuation allowance has not been provided on deferred tax asset balances due to the company's projection of future taxable income (supported by existing long-term customer contracts that are expected to provide future revenues and earnings) in excess of such tax assets.

  In 1993, capital expenditures totaled $307 million ($228 million in 1992) and an additional $178 million ($84 million in 1992) was invested in various acquisitions and joint ventures. This capital investment reflects the company's continued program to expand and upgrade operations, including new equipment and operations to meet the growing needs of present and new customers. The expenditures were financed by internally generated funds and the issuance of debt. Management currently estimates capital investment in 1994 will be approximately $375 million, and, once again, capital investment will be substantially financed through operating cash flows. Other expenditures in 1994 are expected to be in line with the growth in sales, earnings and cash flows.

  At December 31, 1993, the company had revolving credit facilities totaling $550 million with a number of banks (see the Notes to Consolidated Financial Statements). These credit facilities provide support for the issuance of commercial paper and other credit needs. Under an effective shelf registration, in January, 1993, the company issued $110 million of 7.0% (7.2% effective rate after consideration of placement costs and discounts) notes due January, 2003. As of December 31, 1993, the company had effective shelf registration statements permitting it to issue, from time to time, up to $500 million in additional debt securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and officers of the company is contained on pages 2-5 and 8 of the company's definitive Proxy Statement dated February 17, 1994 and is incorporated herein by reference. See also the list of the company's executive officers and related information under "Executive Officers of R. R. Donnelley & Sons Company" at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation for the year ended December 31, 1993, and, with respect to certain of such information, prior years, is contained on pages 8-14 of the company's definitive Proxy Statement dated February 17, 1994 and is incorporated herein by reference (excluding the information on page 14 under the caption, "Compensation Committee Report on Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the beneficial ownership of the company's common stock is contained on pages 5-8 of the company's definitive Proxy Statement dated February 17, 1994 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions for the year ended December 31, 1993, is contained on pages 5 and 14 of the company's definitive Proxy Statement dated February 17, 1994 and is incorporated herein by reference (excluding the information on page 14 under the caption, "Compensation Committee Report on Executive Compensation").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements
    The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.
  2. Financial Statement Schedules
    The financial statement schedules listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.
  3. Exhibits
    The exhibits listed on the accompanying index to exhibits (pages E-1 through E-2) are filed as part of this annual report.
(b)Reports on Form 8-K
    None
(c)Exhibits
    The exhibits listed on the accompanying index (Pages E-1 through E-2) are filed as part of this annual report.
(d)Financial Statements omitted--
    Separate financial statements of the parent company have been omitted since it is primarily an operating company and the minority interest and indebtedness to persons other than the parent of the subsidiaries included in the consolidated financial statements are less than 5% of total consolidated assets.
    Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 28TH DAY OF MARCH, 1994.

                                          R. R. DONNELLEY & SONS COMPANY

                                                     William L. White
                                          By __________________________________
                                                     William L. White,
                                                Vice President, Controller

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 28TH DAY OF MARCH, 1994.

         SIGNATURE AND TITLE                       SIGNATURE AND TITLE


           John R. Walter                           Robert A. Hanson
- -------------------------------------     -------------------------------------
           John R. Walter                           Robert A. Hanson
       Chairman of the Board,                           Director
Chief Executive Officer and Director

    (Principal Executive Officer)                   Thomas S. Johnson
                                          -------------------------------------

            Frank R. Jarc                           Thomas S. Johnson
- -------------------------------------                   Director
            Frank R. Jarc

    Executive Vice President and                    Richard M. Morrow
       Chief Financial Officer            -------------------------------------
    (Principal Financial Officer)                   Richard M. Morrow
                                                        Director


          William L. White
- -------------------------------------                John M. Richman
          William L. White                -------------------------------------
     Vice President, Controller                      John M. Richman
   (Principal Accounting Officer)                       Director


        Martha Layne Collins                       William D. Sanders
- -------------------------------------     -------------------------------------
        Martha Layne Collins                       William D. Sanders
              Director                                  Director


         James R. Donnelley                          Jerre L. Stead
- -------------------------------------     -------------------------------------
         James R. Donnelley                          Jerre L. Stead
              Director                                  Director


       Charles C. Haffner III                        Bide L. Thomas
- -------------------------------------     -------------------------------------
       Charles C. Haffner III                        Bide L. Thomas
              Director                                  Director

                                                     H. Blair White
                                          -------------------------------------
                                                     H. Blair White
                                                        Director

ITEM 14(A). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE(S)
                                                                        -------
Consolidated Statement of Income for each of the three years ended De-
 cember 31, 1993.......................................................   F-2
Consolidated Balance Sheet at December 31, 1993 and 1992...............   F-3
Consolidated Statement of Cash Flows for each of the three years ended
 December 31, 1993.....................................................   F-4
Consolidated Statement of Shareholders' Equity for each of the three
 years ended December 31, 1993.........................................   F-5
Notes to Consolidated Financial Statements.............................   F-6
Report of Independent Public Accountants on Financial Statements.......  F-16
Interim Financial Information..........................................  F-17
Report of Independent Public Accountants on Financial Statement Sched-
 ules..................................................................  F-18
Financial Statement Schedules
  V--Property, Plant and Equipment.....................................  F-19
  VI--Accumulated Depreciation and Amortization of Property, Plant and
   Equipment...........................................................  F-20
  VIII--Valuation and Qualifying Accounts..............................  F-20
  IX--Short-Term Borrowings............................................  F-21
  X--Supplementary Income Statement Information........................  F-21

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                 YEAR ENDING DECEMBER 31,
                                             ----------------------------------
                                                1993        1992        1991
                                             ----------  ----------  ----------
                                                  (THOUSANDS OF DOLLARS)
Net sales..................................  $4,387,761  $4,193,072  $3,914,828
Cost of sales..............................   3,518,168   3,375,214   3,187,925
                                             ----------  ----------  ----------
Gross profit...............................     869,593     817,858     726,903
Selling and administrative expenses........     453,986     412,357     363,775
Restructuring charge.......................      90,000         --          --
                                             ----------  ----------  ----------
Earnings from operations...................     325,607     405,501     363,128
                                             ----------  ----------  ----------
Interest expense...........................     (45,436)    (38,659)    (46,660)
Other income (expense)--net................      (3,609)     (5,828)      3,718
                                             ----------  ----------  ----------
Total other expense--net...................     (49,045)    (44,487)    (42,942)
                                             ----------  ----------  ----------
Earnings before income taxes and cumulative
 effect of accounting changes..............     276,562     361,014     320,186
Income taxes...............................      97,642     126,355     115,267
                                             ----------  ----------  ----------
Net income from operations before cumula-
 tive effect of accounting changes.........     178,920     234,659     204,919
Cumulative effect of change in accounting
 for:
  Postretirement benefits other than pen-
   sions (net of $80.1 million in tax bene-
   fits)...................................    (127,700)        --          --
  Income taxes.............................      58,200         --          --
                                             ----------  ----------  ----------
Net Income.................................  $  109,420  $  234,659  $  204,919
                                             ==========  ==========  ==========
Income (charge) per common share:
Operations before cumulative effect of ac-
 counting changes..........................  $     1.16  $     1.51  $     1.32
Cumulative effect of change in accounting
 for:
  Postretirement benefits other than pen-
   sions (net of in tax benefits)..........       (0.82)        --          --
  Income taxes.............................        0.37         --          --
                                             ----------  ----------  ----------
Net Income per Share of Common Stock.......  $     0.71  $     1.51  $     1.32
                                             ==========  ==========  ==========


          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     Assets

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1993        1992
                                                         ----------  ----------
                                                             (THOUSANDS OF
                                                               DOLLARS)
Cash and equivalents...................................  $   10,716  $   12,348
Receivables, less allowances for doubtful accounts of
 $14,795 in 1993 and $17,745 in 1992...................     825,207     791,869
Inventories, principally at LIFO cost..................     243,714     197,961
Prepaid expenses.......................................      30,277      19,419
                                                         ----------  ----------
    Total Current Assets...............................   1,109,914   1,021,597
                                                         ----------  ----------
Net property, plant and equipment, at cost, less accu-
 mulated depreciation of $1,686,779 in 1993 and
 $1,490,683 in 1992....................................   1,674,476   1,532,248
                                                         ----------  ----------
Goodwill, net of accumulated amortization of $67,735 in
 1993 and $53,448 in 1992..............................     493,672     448,486
Other..................................................     375,964     407,916
                                                         ----------  ----------
    Total Other Assets.................................     869,636     856,402
                                                         ----------  ----------
    Total Assets.......................................  $3,654,026  $3,410,247
                                                         ==========  ==========

                                  Liabilities

Accounts payable.......................................  $  333,862  $  254,608
Accrued compensation...................................      78,284      79,764
Short-term debt........................................      37,428      45,001
Current and deferred income taxes......................      40,698      35,925
Other accrued liabilities..............................     195,169     196,435
                                                         ----------  ----------
    Total Current Liabilities..........................     685,441     611,733
                                                         ----------  ----------
Long-term debt.........................................     673,422     522,563
Deferred income taxes..................................     272,959     400,796
Other noncurrent liabilities...........................     178,213      26,178
                                                         ----------  ----------
    Total Noncurrent Liabilities.......................   1,124,594     949,537
                                                         ----------  ----------
Shareholders' equity
  Common stock at stated value ($1.25 par value)
   Authorized shares: 500,000,000; Issued: 158,608,800
   in 1993 and 1992....................................     330,612     330,612
  Retained earnings, including ($13,140) in 1993 and
   ($10,019) in 1992 of cumulative translation
   adjustments.........................................   1,629,673   1,602,401
  Reacquired common stock, at cost.....................    (116,294)    (84,036)
                                                         ----------  ----------
    Total Shareholders' Equity.........................   1,843,991   1,848,977
                                                         ----------  ----------
    Total Liabilities and Shareholders' Equity.........  $3,654,026  $3,410,247
                                                         ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  YEAR ENDING DECEMBER 31
                                               -------------------------------
                                                 1993       1992       1991
                                               ---------  ---------  ---------
                                                  (THOUSANDS OF DOLLARS)
Cash flows provided by (used in) operating
 activities:
Net income from operations before cumulative
 effect of accounting changes................  $ 178,920  $ 234,659  $ 204,919
Depreciation and amortization................    274,804    258,169    241,166
Net change in assets and liabilities.........     (4,342)   (41,530)   (30,797)
Other........................................      3,241        743      3,490
                                               ---------  ---------  ---------
Net Cash Provided By Operating Activities....    452,623    452,041    418,778
                                               ---------  ---------  ---------
Cash flows from (used for) investing activi-
 ties:
Capital expenditures.........................   (306,512)  (228,002)  (286,880)
Other capital investments including acquisi-
 tions.......................................   (177,743)   (83,771)   (20,891)
Proceeds from sale/leaseback transaction.....        --         --       8,526
                                               ---------  ---------  ---------
Net Cash Used For Investing Activities.......   (484,255)  (311,773)  (299,245)
                                               ---------  ---------  ---------
Cash flows from (used for) financing activi-
 ties:
Net increase (decrease) in borrowings........    143,286    (56,275)   (84,930)
Disposition of reacquired common stock.......     19,693     13,068     18,532
Acquisition of common stock..................    (47,513)   (28,298)   (12,365)
Cash dividends on common stock...............    (83,465)   (79,242)   (77,683)
                                               ---------  ---------  ---------
Net Cash From (Used For) Financing Activi-
 ties........................................     32,001   (150,747)  (156,446)
                                               ---------  ---------  ---------
Net effect of foreign currency transactions..     (2,001)    (1,313)     1,107
                                               ---------  ---------  ---------
Net Decrease in Cash and Equivalents.........     (1,632)   (11,792)   (35,806)
                                               ---------  ---------  ---------
Cash and Equivalents at Beginning of Year....     12,348     24,140     59,946
                                               ---------  ---------  ---------
Cash and Equivalents at End of Year..........  $  10,716  $  12,348  $  24,140
                                               =========  =========  =========
The changes in assets and liabilities, net of
 balances assumed through acquisitions, were
 as follows:
                                                 1993       1992       1991
                                               ---------  ---------  ---------
Decrease (Increase) in Assets:
  Receivables--net...........................  $   5,835  $ (87,970) $  (3,453)
  Inventories--net...........................    (32,156)   (32,568)    (1,184)
  Prepaid expenses...........................     (8,463)    80,133    (12,426)
  Other assets...............................     31,609   (125,065)   (23,234)
Increase (Decrease) in Liabilities:
  Accounts payable...........................     41,988     37,079      9,667
  Accrued compensation.......................     (3,146)    22,108      6,265
  Current and deferred income taxes..........      4,773     (3,859)     1,069
  Deferred income taxes......................      9,725     18,821      1,195
  Other accrued liabilities..................     (1,110)    53,748     (3,231)
  Other noncurrent liabilities...............    (53,397)    (3,957)    (5,465)
                                               ---------  ---------  ---------
    Net Change in Assets and Liabilities.....  $  (4,342) $ (41,530) $ (30,797)
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)

                                                REACQUIRED COMMON
                              COMMON STOCK            STOCK
                          -------------------- ---------------------   RETAINED
                            SHARES     AMOUNT    SHARES     AMOUNT     EARNINGS     TOTAL
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1990......   79,304,400 $231,481 (1,839,562) $ (71,737) $1,435,872  $1,595,616
Net income..............                                                 204,919     204,919
Treasury stock pur-
 chases.................                         (272,135)   (12,365)                (12,365)
Cash dividends..........                                                 (77,683)    (77,683)
Cost of common shares
 issued under stock pro-
 grams..................                          482,148     17,587         945      18,532
Translation adjustments.                                                   1,367       1,367
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1991......   79,304,400  231,481 (1,629,549)   (66,515)  1,565,420   1,730,386
Net income..............                                                 234,659     234,659
Par value of common
 shares issued for stock
 split effective Septem-
 ber 1, 1992............   79,304,400   99,131 (1,629,549)               (99,131)        --
Treasury stock pur-
 chases.................                         (967,370)   (28,298)                (28,298)
Cash dividends..........                                                 (79,242)    (79,242)
Cost of common shares
 issued under stock pro-
 grams..................                          646,486     10,777       2,291      13,068
Translation adjustments.                                                 (21,596)    (21,596)
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1992......  158,608,800  330,612 (3,579,982)   (84,036)  1,602,401   1,848,977
Net income before cumu-
 lative effects of ac-
 counting changes.......                                                 178,920     178,920
Cumulative effect of
 change in accounting
 for:
  Other postretirement
   benefits, net of tax
   benefits.............                                                (127,700)   (127,700)
  Income taxes..........                                                  58,200      58,200
Treasury stock pur-
 chases.................                       (1,601,296)   (47,513)                (47,513)
Cash dividends..........                                                 (83,465)    (83,465)
Cost of common shares
 issued under stock pro-
 grams..................                          730,511     15,255       4,438      19,693
Translation adjustments.                                                  (3,121)     (3,121)
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1993......  158,608,800 $330,612 (4,450,767) $(116,294) $1,629,673  $1,843,991
                          =========== ======== ==========  =========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation--

  The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany items and transactions are eliminated in consolidation.

 Nature of Operations--

  The operations of the company are in the information industry. The company produces a wide variety of print and print-related services for specific customers, virtually always under contract. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the production process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases and sells the paper. International operations represent less than 9% of consolidated results and of consolidated assets.

 Cash and Equivalents--

  The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

 Inventories--

  Inventories include material, labor and factory overhead and are substantially carried at Last-In, First-Out (LIFO) cost. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead.

 Foreign Currency Translation--

  Gains and losses arising from the translation of the company's international subsidiaries' financial statements are reflected in Retained Earnings.

 Net Income Per Share of Common Stock--

  Net income per share is computed on the basis of average shares outstanding during each year. No material dilution would result if effect were given to the exercise of outstanding stock options and the vesting of stock units.

 Benefit Plans--

  The company's Retirement Benefit Plan (the Plan) is a non-contributory defined benefit plan covering substantially all employees. Normal retirement age is 65 but provision is made for earlier retirement. As required, the company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In conjunction with this method, the company amortizes deferred gains and losses (using the corridor method), prior service costs and the transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation, as of January 1, 1987) over 19 years, representing the average remaining service life of its active employee population. For tax and funding purposes, the attained age normal actuarial cost method is used. Compared to the projected unit credit method, the attained age normal method attributes a greater proportion of the total retirement obligation to an employee's early years of service.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

 Capitalization, Depreciation and Amortization--

  Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method. Maintenance and repair costs are charged to expense as incurred. Major overhauls are capitalized as reductions to accumulated depreciation. When properties are retired or disposed, the costs and related depreciation reserves are eliminated and the resulting profit or loss is recognized in income. Goodwill and other intangible assets are amortized principally over periods ranging from 10 to 40 years.

 Income Taxes--

  Deferred income taxes relate principally to the use of accelerated depreciation methods for tax reporting purposes, the investment in safe harbor leases, pension costs, net postretirement medical and death benefit costs and contributions to fund the Voluntary Employees' Beneficiary Associations (VEBAs).

RESTRUCTURING CHARGE

  On January 25, 1993, Sears Roebuck and Co., a customer, announced its decision to discontinue catalog operations during 1993. In response to Sears' announcement, the company incurred a one-time charge of $60.8 million (net of the associated tax benefit) in the first quarter of 1993. The charge primarily covered the costs associated with closing the company's manufacturing facility in Chicago, Illinois, where the company printed the Sears catalogs. The loss of this work will have no ongoing material effect on operating results.

INVENTORIES

  The components of the company's inventories as of December 31, 1993 and 1992, were as follows:

                                                               1993      1992
                                                             --------  --------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Raw materials......................................... $142,739  $141,294
      Work in process.......................................  154,477   158,178
      Operating supplies....................................   32,192    25,350
      Progress billings.....................................  (40,299)  (53,479)
      LIFO reserve..........................................  (45,395)  (73,382)
                                                             --------  --------
          Total............................................. $243,714  $197,961
                                                             ========  ========

VOLUNTARY EMPLOYEES' BENEFICIARY ASSOCIATIONS

  The company maintains two Voluntary Employees' Beneficiary Associations to fund employee welfare benefits and postretirement medical and death benefits. The balances of the VEBAs (net of associated liabilities) in the accompanying Consolidated Balance Sheet are classified as either current or noncurrent depending on the ultimate expected payment date of the underlying liabilities. As of December 31, 1993, a net current asset of $9.8 million was included in Prepaid Assets representing the current position of the company's employee welfare benefit plans funded by one of the VEBAs ($33.2 million included in Other Accrued Liabilities at December 31, 1992). The VEBA established to partially fund the company's liability for postretirement medical and death benefits ($135 million at December 31, 1993) is included in other noncurrent liabilities as an offset to the related liability. (The initial VEBA fund of $104 million was recorded as a Noncurrent Asset at December 31, 1992). For additional information, refer to the notes on "Other Retirement Benefits."

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

  The following table summarizes the components of Property, Plant and Equipment (at cost):

                                                              1993       1992
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Land................................................ $   39,033 $   34,807
      Buildings...........................................    551,103    493,113
      Machinery and equipment.............................  2,771,119  2,495,011
                                                           ---------- ----------
          Total........................................... $3,361,255 $3,022,931
                                                           ========== ==========

COMMITMENTS AND CONTINGENCIES

  Authorized expenditures on incomplete projects for the purchase of property, plant and equipment, as of December 31, 1993, totaled $418.8 million. Of this total, $143.9 million has been paid and an additional $120.7 million has been committed for payment upon completion of the contracts. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

  The company has operating lease commitments approximating $390.2 million extending through various periods to 2066. The lease commitment is $60.8 million for 1994, and ranges from $26.8 million to $47.4 million in each of the years 1995-1998 and totals $186.1 million for future periods.

  The company does not believe an accounts receivable credit risk exists due to the diversity of industry classification, distribution channels and geographic location of its customers. In addition, the company is a party to certain litigation (other than the FTC matter described below) arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations of the company. The company also has future annual commitments to invest in various affordable housing limited partnerships which provide annual tax benefits and credits in amounts greater than the annual investments.

  The company has appealed a recent decision in the Federal Trade Commission
(FTC) challenge to the company's 1990 acquisition of the Meredith/Burda companies. An FTC administrative law judge found the acquisition has or may substantially lessen competition in an alleged "high-volume publication gravure printing" market and ordered the divestiture of the Meredith/Burda companies. The company's appeal has the effect of staying the divestiture order. The ruling is contrary to an earlier ruling by a Federal District Court which allowed the acquisition to be consummated. Company management continues to believe this acquisition was legally proper.

RETIREMENT BENEFIT PLAN

  Net pension credits included in operating results for the Retirement Benefit Plan (the Plan) were:

                                                   1993       1992      1991
                                                 ---------  --------  ---------
                                                    (THOUSANDS OF DOLLARS)
Service cost...................................  $  25,097  $ 20,455  $  14,940
Interest cost on the projected benefit obliga-
 tion..........................................     47,295    43,252     41,117
Actual return on Plan assets...................   (106,595)  (85,115)  (174,208)
Amortization of excess Plan net assets at adop-
 tion of SFAS No. 87 and deferrals--net........     20,306     5,127     98,846
                                                 ---------  --------  ---------
    Total......................................  $ (13,897) $(16,281) $ (19,305)
                                                 =========  ========  =========

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  For financial reporting purposes the actuarial computations that derived the above amounts assumed a discount rate on projected benefit obligations of 7.5% (7.8% at December 31, 1992 and December 31, 1991), an expected long-term rate of return on Plan assets of 9.5% and annual salary increases of 5%.

  Plan assets include primarily government and corporate debt securities and marketable equity securities, and, to a lesser extent, commingled funds, real estate and a group annuity contract purchased from a life insurance company. The funded status and prepaid pension cost (included in Other Assets on the accompanying Consolidated Balance Sheet) are as follows:

                                                         DECEMBER 31, JANUARY 1,
                                                             1993        1993
                                                         ------------ ----------
                                                         (THOUSANDS OF DOLLARS)
Fair value of Plan assets..............................    $962,153    $890,297
                                                           --------    --------
Actuarial present value of benefit obligations:
  Vested...............................................     590,214     535,640
  Non-vested...........................................      10,488       8,325
                                                           --------    --------
Total accumulated benefit obligations..................     600,702     543,965
Additional amounts related to projected wage increases.      95,155      79,746
                                                           --------    --------
Projected benefit obligations for services rendered to
 date..................................................     695,857     623,711
                                                           --------    --------
Excess of Plan assets over projected benefit obliga-
 tions.................................................     266,296     266,586
Unrecognized net deferrals.............................       6,385       2,047
Unrecognized net excess Plan assets to be amortized
 through the year 2005.................................    (118,197)   (128,046)
                                                           --------    --------
    Prepaid pension costs..............................    $154,484    $140,587
                                                           ========    ========

  In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

OTHER RETIREMENT BENEFITS

  In addition to pension benefits, the company provides certain health care and life insurance benefits for retired employees. Substantially all of the company's domestic, full-time employees become eligible for those benefits upon reaching age 55 while working for the company and having ten years continuous service at retirement. Beginning in 1992, the company began a program to partially fund the liabilities associated with these plans through a tax-exempt trust. The trust is invested in various assets, primarily life insurance covering some of the company's employees.

  Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires companies to charge to expense the expected costs of postretirement health care and life insurance (and similar benefits) during the years that the employees render service. Previously, such costs were expensed as actual claims were paid (cash basis). The company elected to immediately recognize the transition obligation for future benefits to be paid related to past employee services, resulting in a noncash charge of $207.8 million before deferred income tax benefits ($127.7 million after-tax or $0.82 per share) that represents the cumulative effect of the change in accounting for the years prior to 1993.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The net accrual-basis expense for postretirement benefits during 1993 included the following components:

                                                                         1993
                                                                      ----------
                                                                      (THOUSANDS
                                                                          OF
                                                                       DOLLARS)
      Service cost...................................................  $11,580
      Interest cost on the projected benefit obligations.............   17,486
      Actual return on assets........................................   (5,545)
      Deferrals--net.................................................   (3,832)
                                                                       -------
          Total......................................................  $19,689
                                                                       =======

  The above table does not include a $23 million charge for postretirement medical benefits associated with the closing of the company's Chicago manufacturing facility; such amount was included in the restructuring charge (see separate note above). The expense for postretirement medical and death benefits for 1992 and 1991 (recognized on a cash basis) was $12.4 million and $9.8 million, respectively.

  The liability (included in Other Noncurrent Liabilities on the accompanying Consolidated Balance Sheet at December 31, 1993) for postretirement benefits, net of the partial funding, is as follows:

                                                        DECEMBER 31, JANUARY 1,
                                                            1993        1993
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
   Actuarial present value of benefit obligations:
     Retirees..........................................  $ 152,334   $ 137,733
     Fully eligible active plan participants...........      4,413       6,711
     Other active plan participants....................     87,077      63,376
                                                         ---------   ---------
   Total accumulated benefit obligations...............    243,824     207,820
   Fair value of Plan assets...........................   (134,731)   (104,186)
   Unrecognized net deferrals..........................       (805)        --
                                                         ---------   ---------
       Excess of accumulated benefit obligation over
        plan assets....................................  $ 108,288   $ 103,634
                                                         =========   =========

  For financial reporting purposes the 1993 actuarial computations assumed a discount rate of 7.5% to determine the accumulated postretirement benefit obligation, an expected long-term rate of return on plan assets of 9.0% and a health care cost trend rate of 8.4% initially, declining gradually to 5.4% in 2053, to measure the accumulated postretirement benefit obligation.

  Effective January 1, 1993, certain features of the plan were amended. For future retirees, the company introduced retiree cost-sharing and implemented programs intended to stem rising costs. Also, the company has adopted a provision which limits its future obligation to absorb health care cost inflation. The features of the new plan provisions have been reflected in the assumed health care cost trend rate disclosed above. However, a one-percentage-point increase in the assumed health care cost trend rate would increase the 1993 postretirement benefit expense (service cost and interest cost) by $1.6 million and the accumulated postretirement benefit obligations as of December 31, 1993 by $10.4 million.

INCOME TAXES

  Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires, among other things, the application of current statutory income tax rates to deferred income tax balances. In the first quarter of 1993, the company recognized the cumulative effect, through January 1, 1993, of the accounting change, reflecting the difference between current statutory tax rates and the generally higher rates that were used to establish the deferred income tax balances, resulting in noncash income of $58.2 million (equivalent to $0.37 per share).

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  Cash payments for income taxes were $75.2 million, $105.9 million and $106.2 million in 1993, 1992 and 1991, respectively. The components of income tax expense for the years ending December 31, 1993, 1992 and 1991, were as follows:

                                                       1993     1992      1991
                                                      ------- --------  --------
                                                       (THOUSANDS OF DOLLARS)
      Federal
        Current...................................... $72,049 $108,494  $ 93,186
        Deferred*....................................   7,339   (5,966)    1,269
      State..........................................  18,254   23,827    20,812
                                                      ------- --------  --------
          Total...................................... $97,642 $126,355  $115,267
                                                      ======= ========  ========

- --------
  *The 1993 deferred income tax expense includes $6.2 million for the one-time adjustment of previously recorded deferred taxes due to the increase in the U.S. statutory rate.

  The significant deferred tax assets and liabilities at December 31, 1993 and January 1, 1993, were as follows:

                                                         DECEMBER 31, JANUARY 1,
                                                             1993        1993
                                                         ------------ ----------
                                                          (MILLIONS OF DOLLARS)
      Deferred tax liabilities:
        Accelerated depreciation........................     $176        $165
        Investments in safe harbor leases...............       46          56
        Pensions........................................       57          51
        Other...........................................       72          76
                                                             ----        ----
          Total Deferred Tax Liabilities................      351         348
                                                             ----        ----
      Less deferred tax assets:
        Postretirement benefits.........................       43          40
        Purchase accounting.............................       30          27
        Other...........................................       19          31
                                                             ----        ----
          Total Deferred Tax Assets.....................       92          98
                                                             ----        ----
            Net deferred tax liabilities................     $259        $250
                                                             ====        ====

  The following table reconciles the difference between the U.S. statutory tax rates and the rates used by the company in the determination of net income:

                                                              1993  1992  1991
                                                              ----  ----  ----
Federal statutory rate....................................... 35.0% 34.0% 34.0%
State and local income taxes, net of U.S. federal income tax
 benefit.....................................................  4.3   4.4   4.3
Differences resulting from purchase accounting...............  2.0   1.1   1.3
Benefits resulting from life insurance program............... (5.5) (3.2) (2.1)
Affordable housing investment credits........................ (2.5)  --    --
Other........................................................ (0.2) (1.3) (1.5)
                                                              ----  ----  ----
Subtotal..................................................... 33.1  35.0  36.0
Adjustment of deferred taxes for the increase in the U.S.
 federal
 statutory income tax rate...................................  2.2   --    --
                                                              ----  ----  ----
    Total.................................................... 35.3% 35.0% 36.0%
                                                              ====  ====  ====

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

DEBT FINANCING AND INTEREST EXPENSE

  The company's debt at December 31, consisted of the following:

                                                                1993     1992
                                                              -------- --------
                                                                (THOUSANDS OF
                                                                  DOLLARS)
9.125% Debentures due December 1, 2000....................... $199,502 $199,430
7.0% Notes due January 1, 2003...............................  109,647      --
8.875% Debentures due April 15, 2021.........................  149,638  149,625
Commercial paper.............................................  218,664  175,978
Other........................................................   33,399   42,531
                                                              -------- --------
    Total.................................................... $710,850 $567,564
                                                              ======== ========

  Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company's debt is approximately $788 million. The company's debentures are not actively traded and contain no call provisions. The company's other financial instruments are either carried at fair value or do not materially differ from fair value.

  At December 31, 1993, the company had available credit facilities of $550 with a group of domestic and foreign banks. The credit arrangements provide support for the issuance of commercial paper and other credit needs. Borrowings under the facilities (none during the past three years) bear interest at various rates not exceeding the banks' prime rates. The company pays annual fees ranging from 0.1% to 0.15% on the total unused credit facilities.

  At December 31, 1993, the company had $233.0 million of commercial paper and short-term debt outstanding, of which $37.4 million represents management's current estimate of 1994 net repayment. The remaining $195.6 million is classified as long term since the company has the ability and intent to maintain such debt on a long term basis. The weighted average interest rate on all commercial paper debt outstanding during 1993 was 3.2% (3.3% at December 31, 1993).

  The following table summarizes interest expenses included in the Consolidated Statement of Income:

                              1993     1992     1991
                             -------  -------  -------
                             (THOUSANDS OF DOLLARS)
Interest incurred........... $51,922  $43,882  $55,889
Amount capitalized as prop-
 erty, plant and equipment..  (6,486)  (5,223)  (9,229)
                             -------  -------  -------
    Total................... $45,436  $38,659  $46,660
                             =======  =======  =======

  Interest paid, net of capitalized interest, was $42.9 million, $38.4 million, $51.8 million in 1993, 1992 and 1991, respectively. As of December 31, 1993, the company had effective shelf registrations permitting it to issue, from time to time, up to $500 million of debt securities. The proceeds of any debt securities issued would be used for general corporate purposes.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

STOCK AND INCENTIVE PROGRAMS FOR MANAGEMENT EMPLOYEES

  Stock Unit Awards and Restricted Stock Awards--At December 31, 1993 and 1992, the company had outstanding 80,000 and 171,000 stock units, respectively, which had been granted to officers and selected managers prior to 1990. Certain of these units are payable upon or subsequent to termination of employment and others are payable upon vesting, normally five years after the date of grant. Payment of these awards will be made in shares of common stock equal to the number of units awarded, in cash equal to the market value at the date of distribution, or a combination thereof, at the company's option. The expense for these grants was recognized in the year granted. When an award of stock units is paid, the recipient will receive an additional amount in cash equal to dividends paid on an equivalent number of shares of common stock during the vesting period, plus interest. The values of the dividends and interest accounts, were $232 thousand and $409 thousand at December 31, 1993 and 1992, respectively.

  At December 31, 1993 and 1992, the company had outstanding 275,000 and 223,000, respectively, restricted shares granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for five years from the grant date. Dividends on the restricted shares are paid currently to the recipients and, accordingly, the restricted shares are treated as outstanding shares. The expense of the grant is recognized evenly over the vesting period.

  The value of the stock units and restricted stock awards was $11.0 million and $12.9 million based upon the closing price of the company's stock price at each year end ($31.13 and $32.75 at December 31, 1993 and 1992, respectively). Charges to expense for both stock plans were $1.1 million, $1.2 million, and $0.9 million in 1993, 1992 and 1991, respectively.

 Stock Purchase Plan--

  The company has a stock purchase plan for selected managers and key staff employees. Under the plan, the company is required to contribute an amount equal to 70% of participants' contributions, of which 50% is applied to the purchase of stock and 20% is paid in cash. The number of shares required for the plan for the year 1993 will depend upon the extent to which eligible participants subscribe during the subscription period in the first quarter of 1994 and the price of the stock on March 16, 1994. Amounts charged to expense for this plan were $6.2 million in 1993 and $5.8 million in 1992. No amounts were charged to expense for the 1991 plan year since participation was not allowed according to the plan terms because the company's earnings did not meet the required performance goal under the plan.

 Incentive Compensation Plans--

  The company has incentive compensation plans covering selected officers. Amounts charged to expense for supplementary compensation, which is determined from participants' base salaries and factors relating to various performance measures, were $2.6 million in 1993, $2.7 million in 1992 and $0.7 million in 1991.

 Stock Options--

  The company has granted stock options annually from 1983 to 1993. Exercise prices are 100% of the market price of common stock on the date of grant. The options vest over four or five years and may be exercised, once vested, up to ten years from the date of grant. Under the 1991 Stock Incentive Plan, a maximum of 2.9 million shares were available for future grants of stock options and restricted stock awards as of December 31, 1993. Information relating to stock options for the years ended December 31 is shown on the following table.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                      1993                       1992
                           -------------------------- --------------------------
                            NUMBER   PER SHARE OPTION  NUMBER   PER SHARE OPTION
                           OF SHARES ON DATE OF GRANT OF SHARES ON DATE OF GRANT
                           --------- ---------------- --------- ----------------
Stock options granted....  1,399,200 $28.94 to $30.19 1,261,800 $25.31 to $31.38
Stock options canceled or
 expired.................     17,040 $19.63 to $31.38    50,460 $17.72 to $23.94
Stock options exercised..    248,201 $11.00 to $23.94   548,348 $11.30 to $23.94
At end of year
  Stock options outstand-
   ing...................  7,685,105 $11.44 to $31.38 6,551,146 $11.00 to $31.38
  Stock options exercis-
   able..................  3,850,079 $11.44 to $31.38 2,936,312 $11.00 to $23.94
                           ========= ================ ========= ================

 Other Information--

  Under the stock programs, authorized unissued shares or treasury shares may be used. If authorized unissued shares are used, not more than 11.3 million shares may be issued in the aggregate. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

EMPLOYEE STOCK OWNERSHIP PLAN

  Contributions to the company's Employee Stock Ownership Plan were discontinued in response to the change in tax law that eliminated the previously available tax credit. Under this plan, 1.2 million shares are held in trust as of December 31, 1993, for formerly eligible employees. There are no charges to operations for this plan, except for certain administrative expenses.

STOCK SPLIT

  On July 23, 1992, the Board of Directors declared a 2-for-1 common stock split. The split was completed on September 1, 1992, by the distribution of one share of common stock, par value $1.25 per share, for each share held by stockholders of record on August 7, 1992. Information relating to stock options, stock units rights, reacquired common stock, the Shareholders Rights Plan, and the net income and dividends per share included in the Consolidated Financial Statements and related footnotes reflect the stock split.

PREFERRED STOCK

  The company has two million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The company has no present plans to issue any preferred stock. One million of the shares are reserved for issuance under the Shareholder Rights Plan discussed below.

SHAREHOLDER RIGHTS PLAN

  The company maintains a Shareholder Rights Plan (the Plan) designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the company without offering fair value to all shareholders and to deter other abusive takeover tactics which are not in the best interest of shareholders.

  Under the terms of the Plan, each share of common stock is accompanied by one-quarter of a right; each full right entitles the shareholder to purchase from the company, one one-hundredth of a newly issued share of Series A Junior Preferred Stock at an exercise price of $225.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  The rights become exercisable ten days after a public announcement that an acquiring person (as defined in the Plan) has acquired 20% or more of the outstanding common stock of the company (the Stock Acquisition Date) or ten days after the commencement of a tender offer of which would result in a person owning 30% or more of such shares. The company can redeem the rights for $.05 per right at any time until twenty days following the Stock Acquisition Date (the 20-day period can be shortened or lengthened by the company). The rights will expire on August 8, 1996 unless redeemed earlier by the company.

  If, subsequent to the rights becoming exercisable, the company is acquired in a merger or other business combination at any time when there is a 20% or more holder, the rights will then entitle a holder to buy shares of the acquiring company with a market value equal to twice the exercise price of each right. Alternatively, if a 20% holder acquires the company by means of a merger in which the company and its stock survives, or if any person acquires 30% or more of the company's common stock, each right not owned by a 20% or more shareholder, would become exercisable for common stock of the company (or, in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right.

ACQUISITIONS

  The company made several acquisitions, joint venture and equity investments in 1993, 1992 and 1991, none of which, either individually or in the aggregate, were material to the company's financial statements. The acquisitions were accounted for using the purchase method; accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at their respective dates of acquisition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
R.R. Donnelley & Sons Company:

  We have audited the accompanying consolidated balance sheets of R. R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of R. R. Donnelley & Sons Company and Subsidiaries as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years ended December 31, 1993, in conformity with generally accepted accounting principles.

  As explained in the Notes to Consolidated Financial Statements, effective January 1, 1993, the company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.

                                          Arthur Andersen & Co.
Chicago, Illinois
January 27, 1994

                    UNAUDITED INTERIM FINANCIAL INFORMATION

                   THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA

                                        YEAR ENDING DECEMBER 31
                          -----------------------------------------------------
                           FIRST      SECOND     THIRD      FOURTH      FULL
                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                          --------  ---------- ---------- ---------- ----------
1993
Net sales...............  $960,341  $  993,964 $1,123,848 $1,309,608 $4,387,761
Gross profit............   174,835     195,351    232,022    267,385    869,593
Net income (loss) from
 operations before cumu-
 lative effect of ac-
 counting changes.......   (22,108)     52,771     69,451     78,806    178,920
Cumulative effect of ac-
 counting changes.......   (69,500)         --         --         --    (69,500)
Net income (loss).......   (91,608)     52,771     69,451     78,806    109,420
Per common share
  Net income (loss) from
   operations before cu-
   mulative effect of
   accounting changes...     (0.14)       0.34       0.45       0.51       1.16
  Cumulative effect of
   accounting changes...     (0.45)         --         --         --      (0.45)
  Net income (loss).....     (0.59)       0.34       0.45       0.51       0.71
1992
Net sales...............  $938,172  $1,006,856 $1,038,781 $1,209,263 $4,193,072
Gross profit............   162,644     190,158    219,128    245,928    817,858
Net income..............    35,514      53,693     72,360     73,092    234,659
Net income per common
 share..................      0.23        0.34       0.47       0.47       1.51

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULES

To the Stockholders of
R.R. Donnelley & Sons Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 27, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index to the financial statements and financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         Arthur Andersen & Co.

Chicago, Illinois,
January 27, 1994

                                   SCHEDULE V

PROPERTY, PLANT AND EQUIPMENT

  Depreciation of plant and equipment is computed principally on the straight-line basis primarily at the following rates: buildings, 3%-5% and machinery and equipment, 6 2/3%-33 1/3%.

                         BALANCE AT ACQUI-            RETIRE-   TRANSLATION  BALANCE
                         BEGINNING  SITIONS ADDITIONS MENTS OR   AND OTHER    AT END
                          OF YEAR   AT COST  AT COST   SALES    ADJUSTMENTS  OF YEAR
                         ---------- ------- --------- --------  ----------- ----------
                                          (IN THOUSANDS OF DOLLARS)
1993--
 Land................... $   34,807 $ 3,251 $  1,104  $    (97)  $    (32)  $   39,033
 Buildings..............    493,113  28,600   34,465    (4,887)      (188)     551,103
 Machinery & equipment..  2,495,011  59,564  286,652   (66,884)    (3,224)   2,771,119
                         ---------- ------- --------  --------   --------   ----------
                         $3,022,931 $91,415 $322,221  $(71,868)  $ (3,444)  $3,361,255
                         ========== ======= ========  ========   ========   ==========
1992--
 Land................... $   53,678 $ 1,756 $    322  $(20,836)  $   (113)  $   34,807
 Buildings..............    474,566   7,633   26,325   (12,786)    (2,625)     493,113
 Machinery & equipment..  2,317,897  35,871  199,420   (49,268)    (8,909)   2,495,011
                         ---------- ------- --------  --------   --------   ----------
                         $2,846,141 $45,260 $226,067  $(82,890)  $(11,647)  $3,022,931
                         ========== ======= ========  ========   ========   ==========
1991--
 Land................... $   53,283 $   --  $  1,122  $ (1,583)  $    856   $   53,678
 Buildings..............    465,021     --    20,260   (11,824)     1,186      474,643
 Machinery & equipment..  2,117,824     --   257,081   (55,772)    (1,313)   2,317,820
                         ---------- ------- --------  --------   --------   ----------
                         $2,636,128 $   --  $278,463  $(69,179)  $    729   $2,846,141
                         ========== ======= ========  ========   ========   ==========

                                  SCHEDULE VI

ACCUMULATED DEPRECIATION AND
AMORTIZATION OF PROPERTY, PLANT
AND EQUIPMENT

                         BALANCE AT                       TRANSLATION BALANCE AT
                         BEGINNING            RETIREMENTS  AND OTHER    END OF
                          OF YEAR   ADDITIONS  OR SALES   ADJUSTMENTS    YEAR
                         ---------- --------- ----------- ----------- ----------
                                          (IN THOUSANDS OF DOLLARS)
1993--
 Buildings.............. $  178,495 $ 21,673   $   (482)    $  (114)  $  199,572
 Machinery & equipment..  1,312,188  230,853    (48,205)     (7,629)   1,487,207
                         ---------- --------   --------     -------   ----------
                         $1,490,683 $252,526   $(48,687)    $(7,743)  $1,686,779
                         ========== ========   ========     =======   ==========
1992--
 Buildings.............. $  163,091 $ 20,158   $ (6,078)    $ 1,324   $  178,495
 Machinery & equipment..  1,139,021  215,188    (49,195)      7,174    1,312,188
                         ---------- --------   --------     -------   ----------
                         $1,302,112 $235,346   $(55,273)    $ 8,498   $1,490,683
                         ========== ========   ========     =======   ==========
1991--
 Buildings.............. $  145,659 $ 19,721   $ (2,152)    $  (137)  $  163,091
 Machinery & equipment..  1,008,289  189,036    (56,866)     (1,438)   1,139,021
                         ---------- --------   --------     -------   ----------
                         $1,153,948 $208,757   $(59,018)    $(1,575)  $1,302,112
                         ========== ========   ========     =======   ==========

                                 SCHEDULE VIII

VALUATION AND QUALIFYING ACCOUNTS

  Transactions affecting the allowances for doubtful accounts during the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
      Allowance for trade receivable losses:
       Balance, beginning of year................  $ 17,745  $ 23,928  $ 29,514
       Balance, acquired companies at acquisi-
        tion.....................................       312     1,066       --
       Provisions charged to income..............    22,658    12,931     8,995
                                                   --------  --------  --------
                                                     40,715    37,925    38,509
       Uncollectible accounts written off, net of
        recoveries...............................   (25,920)  (20,180)  (14,581)
                                                   --------  --------  --------
       Balance, end of year......................  $ 14,795  $ 17,745  $ 23,928
                                                   ========  ========  ========

                                  SCHEDULE IX

SHORT-TERM BORROWINGS

                                                     1993      1992      1991
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
      Commercial Paper*:
        As of December 31......................... $ 23,120  $ 29,620   $75,137
                                                   --------  --------  --------
        Weighted average interest rate at December
         31...................................          3.3%      3.6%      5.0%
        Maximum balance during the year...........   32,500    79,882    75,137
        Average amount outstanding over the pe-
         riods
         the indebtedness was outstanding.........   29,150    75,305    47,409
        Weighted average interest rate during the
         period...................................      3.2%      3.9%      5.7%
      Other, as of December 31....................   14,308    15,381    21,160
                                                   --------  --------  --------
        Total short-term debt as of December 31... $ 37,428  $ 45,001   $96,297
                                                   ========  ========  ========

- --------
  *At December 31, 1993 the Company had $218.7 million of commercial paper ($176.0 million and $215.7 million at December 31, 1992 and December 31, 1991, respectively) of which the $23.1 million represents management's current estimate of 1994 repayments. The remaining $195.6 million, at December 31, 1993, is classified as long term since the Company has the ability and intent to maintain such debt on a long term basis.

                                   SCHEDULE X

SUPPLEMENTARY INCOME STATEMENT INFORMATION

  Amounts charged to expense for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                         1993     1992    1991
                                                       -------- -------- -------
                                                       (IN THOUSANDS OF DOLLARS)
      Maintenance and repairs......................... $102,990 $100,850 $92,345

INDEX TO EXHIBITS*

                                  DESCRIPTION                        EXHIBIT NO.
                                  -----------                        -----------
    Certificate of Incorporation(10)...............................      3(i)(a)
    Certificate of Stock Designation filed as Exhibit A to the
     Rights Agreement dated July 24, 1986 between R. R. Donnelley
     & Sons Company and Morgan Shareholder Services Trust Compa-
     ny(2).........................................................
                                                                         3(i)(b)
    By-Laws........................................................      3(ii)(a)
    Amendments to By-Laws adopted January 27, 1994.................      3(ii)(b)
    Form of Rights Agreement, dated as of July 24, 1986 between R.
     R. Donnelley & Sons Company and Morgan Shareholder Services
     Trust Company(2)..............................................
                                                                         4(a)
    First Amendment to Rights Agreement, dated as of March 24,
     1988 between R. R. Donnelley & Sons Company and Morgan Share-
     holder Services Trust Company(4)..............................
                                                                         4(b)

    Instruments Defining the Rights of Security Holders(1).........      4(c)

    Indenture dated as of November 1, 1990 between the Company and
     Citibank, N.A. as Trustee(8)..................................
                                                                         4(d)

    Directors' Retirement Benefit Plan, as amended(6)**............     10(a)

    Directors' Deferred Compensation Agreement**...................     10(b)

    Donnelley Shares Stock Option Plan.............................     10(c)

    1993 Stock Ownership Plan for Non-Employee Directors(9)**......     10(d)

    Senior Management Annual Incentive Plan, as amended(8)**.......     10(e)

    Form of Severance Agreement for Senior Officers, as amended**..     10(f)

    1993 Stock Purchase Plan for Selected Managers and Key Staff        10(g)
    Employees(9)**.................................................

    1981 Stock Incentive Plan(5)**.................................     10(h)

    1986 Stock Incentive Plan(5)**.................................     10(i)

    1991 Stock Incentive Plan, as amended(11)**....................     10(j)

    Unfunded Supplemental Benefit Plan(8)**........................     10(k)

    Amendment to Unfunded Supplemental Benefit Plan adopted on          10(l)
     April 25, 1991(7)**...........................................

    Agreement with John R. Walter for 1988 award of stock               10(m)
     units(3)**....................................................

    Agreement with C. K. Doty (11)**...............................     10(n)
    Statement of Computation of Ratio of Earnings to Fixed              12
     Charges.......................................................
    Subsidiaries of R. R. Donnelley & Sons Company.................     21
    Consent of Independent Public Accountants dated March 28,           23
     1994..........................................................

- --------
    *Filed with the Securities and Exchange Commission. Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
    **Management contract or compensatory plan or arrangement.

    (1) Instruments, other than that described in 4(d), defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

    (2) Filed as Exhibit with Form SE filed on July 31, 1986, and incorporated herein by reference.

    (3) Filed as Exhibit with Form SE filed on March 24, 1988, and incorporated herein by reference.

    (4) Filed as Exhibit with Form SE filed on May 10, 1988, and incorporated herein by reference.

    (5) Filed as Exhibit with Form SE filed on March 23, 1990, and incorporated herein by reference.

    (6) Filed as Exhibit with Form SE filed on March 25, 1991, and incorporated herein by reference.

    (7) Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

    (8) Filed as Exhibit with Form SE filed on March 26, 1992 and incorporated herein by reference.
    (9) Filed as Exhibit with Form SE filed on March 30, 1993 and incorporated herein by reference.
    (10) Filed on May 14, 1993 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.
    (11) Filed on November 12, 1993 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.