Form 10-Q
period 1994-03-31
DONNELLEY R R & SONS CO
filed 1994-05-16
CIK 29669

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q

                                 ------------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-4694

                         R. R. DONNELLEY & SONS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-1004130
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

77 WEST WACKER DRIVE, CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE                      60601
                OFFICES)                               (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER (312) 326-8000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                        X
                  Yes--------                     No --------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF APRIL 30, 1994                                              154,512,788

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                        PAGE
                                   INDEX                              NUMBER(S)
                                   -----                              ---------
      Condensed Consolidated Statement of Income (Unaudited) for the
       three months ended March 31, 1994 and 1993....................      3
      Condensed Consolidated Balance Sheet (Unaudited) as of March
       31, 1994 and December 31, 1993................................    4-5
      Condensed Consolidated Statement of Cash Flows (Unaudited) for
       the three months ended March 31, 1994 and 1993................      6
      Notes to Condensed Consolidated Financial Statements (Unau-
       dited)........................................................      7

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                          1994        1993
                                                       ----------- -----------
Net sales............................................. $ 1,070,877 $   960,341
Cost of sales.........................................     877,024     785,506
                                                       ----------- -----------
  Gross profit........................................     193,853     174,835
Selling and administrative expenses...................     115,150     103,854
Restructuring charge..................................         --       90,000
                                                       ----------- -----------
  Earnings (loss) from operations.....................      78,703     (19,019)
                                                       ----------- -----------
Other expense--net....................................
  Interest expense....................................      11,728      11,210
  Miscellaneous expense...............................       4,040       2,524
                                                       ----------- -----------
  Total...............................................      15,768      13,734
                                                       ----------- -----------
Earnings (loss) before income taxes and cumulative
 effect of accounting changes.........................      62,935     (32,753)
Provision for (benefit of) income taxes...............      20,139     (10,645)
                                                       ----------- -----------
Net income (loss) from operations before cumulative
 effect of accounting changes.........................      42,796     (22,108)
Cumulative effect of change in accounting for
 postretirement benefits other than pensions (net of
 $80.1 million in tax benefits).......................         --     (127,700)
Cumulative effect of change in accounting for income
 taxes................................................         --       58,200
                                                       ----------- -----------
Net income (loss)..................................... $    42,796 $   (91,608)
                                                       =========== ===========
Income (charge) per share.............................
  Operations before cumulative effect of accounting
   changes............................................ $      0.28 $     (0.14)
  Cumulative effect of change in accounting for
   postretirement benefits other than pensions (net of
   tax benefits)......................................         --        (0.82)
  Cumulative effect of change in accounting for income
   taxes..............................................         --         0.37
                                                       ----------- -----------
  Net income (loss) based on average number of shares
   outstanding for the quarter........................ $      0.28 $     (0.59)
                                                       =========== ===========
  Cash dividends...................................... $      0.14 $      0.13
                                                       =========== ===========
Average number of shares outstanding for the quarter.. 154,275,000 154,884,000
                                                       =========== ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                   AS OF MARCH 31, 1994 AND DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                         1994         1993
                                                      -----------  -----------
Current Assets
  Cash and equivalents............................... $    21,570  $    10,716
  Receivables, less allowance for doubtful accounts
   of $13,978 and $14,795 at March 31, 1994 and
   December 31, 1993, respectively...................     794,450      825,207
  Inventories, principally at LIFO cost..............     276,843      243,714
  Prepaid expenses...................................      46,899       30,277
                                                      -----------  -----------
    Total Current Assets.............................   1,139,762    1,109,914
                                                      -----------  -----------
Property, plant and equipment, at cost...............   3,470,231    3,361,255
Accumulated depreciation.............................  (1,746,100)  (1,686,779)
                                                      -----------  -----------
    Total Property, Plant and Equipment--net.........   1,724,131    1,674,476
                                                      -----------  -----------
Other Assets
  Goodwill--net......................................     490,732      493,672
  Other..............................................     408,124      375,964
                                                      -----------  -----------
    Total Other Assets...............................     898,856      869,636
                                                      -----------  -----------
    Total Assets..................................... $ 3,762,749  $ 3,654,026
                                                      ===========  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                   AS OF MARCH 31, 1994 AND DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           1994        1993
                                                        ----------  ----------
Current Liabilities
  Accounts payable..................................... $  312,680  $  333,862
  Accrued compensation.................................     57,571      78,284
  Short-term debt......................................     37,400      37,428
  Current and deferred income taxes....................     50,477      40,698
  Other accrued liabilities............................    200,114     195,169
                                                        ----------  ----------
    Total Current Liabilities..........................    658,242     685,441
                                                        ----------  ----------
Long-term debt.........................................    770,555     673,422
                                                        ----------  ----------
Deferred income taxes..................................    268,587     272,959
                                                        ----------  ----------
Other noncurrent liabilities...........................    187,805     178,213
                                                        ----------  ----------
Shareholders' Equity
  Common stock, at stated value........................    330,612     330,612
  Retained earnings, including cumulative translation
   adjustments
   of ($10,353) and ($13,140) at March 31, 1994 and
   December 31, 1993, respectively.....................  1,657,052   1,629,673
  Reacquired common stock, at cost.....................   (110,104)   (116,294)
                                                        ----------  ----------
    Total Shareholders' Equity.........................  1,877,560   1,843,991
                                                        ----------  ----------
    Total Liabilities and Shareholders' Equity......... $3,762,749  $3,654,026
                                                        ==========  ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31
                             (THOUSANDS OF DOLLARS)

                                                              1994      1993
                                                            --------  --------
Cash Flows Provided by (Used in) Operating Activities:
  Net income (loss) from operations before cumulative
   effect of accounting changes............................ $ 42,796  $(22,108)
  Depreciation and amortization............................   76,124    66,571
  Net change in assets and liabilities.....................  (70,370)  (41,574)
  Other....................................................    1,951       156
                                                            --------  --------
Net cash provided by operating activities..................   50,501     3,045
                                                            --------  --------
Cash Flows Used for Investing Activities:
  Capital expenditures..................................... (113,922)  (59,386)
  Acquisitions and other capital investments...............  (13,112)  (10,912)
                                                            --------  --------
Net cash used for investing activities..................... (127,034)  (70,298)
                                                            --------  --------
Cash Flows From (Used for) Financing Activities:
  Net increase in borrowings...............................   96,976   105,030
  Disposition of reacquired common stock...................   16,270    11,674
  Acquisition of common stock..............................   (6,696)  (21,902)
  Cash dividends on common stock...........................  (21,588)  (20,138)
                                                            --------  --------
Net cash from financing activities.........................   84,962    74,664
                                                            --------  --------
Net effect of foreign currency transactions................    2,425    (2,995)
                                                            --------  --------
Net increase in cash and equivalents.......................   10,854     4,416
                                                            --------  --------
Cash and equivalents at beginning of period................   10,716    12,348
                                                            --------  --------
Cash and equivalents at end of period...................... $ 21,570  $ 16,764
                                                            ========  ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1993 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1993 annual report on Form 10-K.

  The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods.

  Note 2. Because the inventory determination under the LIFO method can only be made at year-end based on the current inventory levels and costs, interim LIFO determinations, including that at March 31, 1994, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Components of total net inventories at March 31, 1994 and December 31, 1993 were as follows:

                                                             (THOUSANDS OF
                                                               DOLLARS)
                                                         ----------------------
                                                          MARCH    DECEMBER 31,
                                                         31, 1994      1993
                                                         --------  ------------
Raw materials........................................... $132,828    $142,739
Work in process.........................................  186,630     154,477
Other, including goods held for customers and operating
 supplies...............................................   33,418      32,192
LIFO reserve............................................  (46,646)    (45,395)
Progress billings.......................................  (29,387)    (40,299)
                                                         --------    --------
    Total Net Inventories............................... $276,843    $243,714
                                                         ========    ========

  Note 3. The following provides supplemental cash flow information:

                                                             (THOUSANDS OF
                                                               DOLLARS)
                                                         ----------------------
                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         ----------------------
                                                           1994        1993
                                                         --------  ------------
Interest paid, net of capitalized interest.............. $  5,731    $  1,528
Income taxes paid....................................... $ 10,424    $ 10,183

  Note 4. At March 31, 1994, the company continues to have two existing, unused revolving credit facilities totaling $550 million with a number of banks. These credit facilities provide support for the issuance of commercial paper and other credit needs. As of March 31, 1994, the company continues to have effective shelf registration statements permitting it to issue from time to time up to $500 million of debt securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL POSITION

  With the growth in cash flow and the credit facilities and shelf registration discussed below, management believes the company has the financial flexibility to fund current operations and growth. Excluding the restructuring charge taken in the first quarter of 1993, net income from operations before cumulative effect of accounting changes plus depreciation and amortization was $119 million, compared to $105 million in 1993. Cash flow from operations was used primarily to fund capital investments and pay dividends.

  Working capital increased by $57 million from December 31, 1993, due to increased inventories that resulted from recent acquisitions, as well as increased quantities to support 1994 revenue growth, and reduced payables and accrued compensation reflecting the payment of year-end balances.

  During the first quarter of 1994, capital investments totaled $127 million. Full-year capital investment is estimated to be $450 million, reflecting continued investment to expand and upgrade operations, including new equipment to meet the growing needs of present and new customers; expansion of manufacturing facilities; and joint venture investments.

  At March 31, 1994, the company continues to have two unused revolving credit facilities totaling $550 million with a number of banks. These credit facilities provide support for the issuance of commercial paper and other credit needs. As of March 31, 1994, the company continues to have effective shelf registration statements permitting it to issue from time to time up to $500 million in debt securities.

CHANGES IN RESULTS OF OPERATIONS--COMPARISON OF FIRST QUARTER 1994 TO FIRST QUARTER 1993

  Net sales increased 11.5% above the prior year reflecting increased volume of services provided to customers through the company's global expansion into new markets and recent acquisitions. Strong demand for global software services, book publishing services and financial printing services continued in 1994 combined with volume increases in new products (free-standing inserts, specialty products and special interest magazines). Catalog and newspaper insert production levels improved in spite of lower Sears volume resulting from the decision by Sears to discontinue its catalog operations early in 1993.

  The gross profit increase of 10.9% was slightly lower than the net sales increase principally reflecting increased depreciation and amortization expense, a higher LIFO provision and increased start-up expenses resulting from recent investments to enter new markets and expand globally. Selling and administrative expenses were higher than the prior year as a result of new operations and global expansion but grew at 10.9%, less than the 11.5% growth in sales. The 1993 first quarter loss from operations included a $90 million restructuring charge related primarily to the closing of the company's Chicago manufacturing facility following the decision by Sears to discontinue its catalog operations. Excluding this charge, earnings from operations increased 10.9% as a result of higher sales and a more favorable sales mix. Other expense-net was up $2 million from the prior year resulting from higher interest expense (due to larger commercial paper balances and higher interest rates) and lower investment income. The effective tax rate of 32% in 1994 was lower than the first quarter 1993 rate of 32.5% reflecting benefits associated with life insurance programs and credits associated with affordable housing investments, partially offset by the impact of the higher federal statutory income tax rate. During the first quarter of 1993, in addition to the restructuring charge, the company recognized one-time amounts related to the adoption of two required accounting standards for postretirement benefits (a net-of-tax charge of $127.7 million) and income taxes (a credit of $58.2 million). Excluding the one-time items reflected in the first quarter of 1993, net income increased by 10.6%, reflecting the volume increases and the favorable tax rate.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a) The company held its Annual Meeting of Stockholders on March 24, 1994.

  (b) The following matters were voted upon at the Annual Meeting of
Stockholders:

    1. The election of the nominees for Directors of the Third Class who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 1997 was voted on by the stockholders. The nominees, all of whom were elected, were: Robert A. Hanson, Thomas S. Johnson, Jerre L. Stead and John R. Walter. The Inspectors of Election certified the following vote tabulations:

                                                     FOR     WITHHELD  NON-VOTES
                                                 ----------- --------- ---------
       Robert A. Hanson......................... 128,770,606 1,606,263      0
       Thomas S. Johnson........................ 128,759,624 1,617,245      0
       Jerre L. Stead........................... 128,813,236 1,563,633      0
       John R. Walter........................... 128,368,800 1,540,069      0

    2. A stockholder proposal requesting that the company endorse the Coalition for Environmentally Responsible Economies (CERES) Principles was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

          FOR                AGAINST                      ABSTAIN                    NON-VOTES
          ---                -------                      -------                    ---------
       8,414,550           103,484,662                   8,367,423                   10,110,234

    3. A stockholder proposal requesting that the Board of Directors of the company prepare a report regarding certain equal employment opportunity and affirmative action matters was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

          FOR                AGAINST                      ABSTAIN                    NON-VOTES
          ---                -------                      -------                    ---------
       23,786,876           90,087,492                   6,392,267                   10,110,234

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

    12 Statement of Computation of Ratio of Earnings to Fixed Charges

  (b) A current Report on Form 8-K was filed during the first quarter of 1994. The Report was dated January 5, 1994 and included item 5, "Other Events."

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          R. R. Donnelley & Sons Company

                                                     William L. White
                                          By __________________________________
                                                     William L. White
                                                        Controller
                                                  (Authorized Officer and
                                                 Chief Accounting Officer)

         May 16, 1994
Date __________________________