Form 10-Q
period 1994-06-30
DONNELLEY R R & SONS CO
filed 1994-08-12
CIK 29669

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-4694
                         R. R. DONNELLEY & SONS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                          36-1004130
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

  77 WEST WACKER DRIVE, CHICAGO,
             ILLINOIS                             60601
  (ADDRESS OF PRINCIPAL EXECUTIVE              (ZIP CODE)
             OFFICES)
                  REGISTRANT'S TELEPHONE NUMBER (312) 326-8000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF JULY 31, 1994                                     153,864,474

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                         PAGE
                                   INDEX                               NUMBER(S)
                                   -----                               ---------
      Condensed Consolidated Statements of Income (Unaudited) for the
       three and six month periods ended June 30, 1994 and 1993......       3
      Condensed Consolidated Balance Sheets (Unaudited) as of June
       30, 1994 and December 31, 1993................................     4-5
      Condensed Consolidated Statements of Cash Flows (Unaudited) for
       the six months ended June 30, 1994 and 1993...................       6
      Notes to Condensed Consolidated Financial Statements (Unau-
       dited)........................................................       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

      Results of Operations--Comparison of Second Quarter and First
       Half 1994 to 1993.............................................       8
      Financial Condition............................................     8-9

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                    JUNE 30                   JUNE 30
                            ------------------------  ------------------------
                               1994         1993         1994         1993
                            -----------  -----------  -----------  -----------
Net sales.................  $ 1,117,338  $   993,964  $ 2,188,215  $ 1,954,305
Cost of sales.............      899,519      798,613    1,776,543    1,584,119
                            -----------  -----------  -----------  -----------
  Gross profit............      217,819      195,351      411,672      370,186
Selling and administrative
 expenses.................      118,120      105,431      233,270      209,285
Restructuring charge......          --           --           --        90,000
                            -----------  -----------  -----------  -----------
  Earnings from
   operations.............       99,699       89,920      178,402       70,901
Interest expense..........      (12,472)     (11,254)     (24,199)     (22,464)
Other expense, net........       (1,435)        (486)      (5,476)      (3,010)
                            -----------  -----------  -----------  -----------
Earnings before income
 taxes and cumulative
 effect of accounting
 changes .................       85,792       78,180      148,727       45,427
Provision for income
 taxes....................       27,454       25,409       47,593       14,764
                            -----------  -----------  -----------  -----------
Net income from operations
 before cumulative effect
 of accounting changes....       58,338       52,771      101,134       30,663
Cumulative effect of
 change in accounting for
 post-retirement benefits
 other than pensions (net
 of tax benefits of $80.1
 million).................          --           --           --      (127,700)
Cumulative effect of
 change in accounting for
 income taxes.............          --           --           --        58,200
                            -----------  -----------  -----------  -----------
Net income (loss).........  $    58,338  $    52,771  $   101,134  $   (38,837)
                            ===========  ===========  ===========  ===========
Income (charge) per share:
  Operations before
   cumulative effects of
   accounting changes.....  $      0.38  $      0.34  $      0.66  $      0.20
  Cumulative effect of
   change in accounting
   for post-retirement
   benefits other than
   pensions (net of tax
   benefits)..............          --           --           --         (0.82)
  Cumulative effect of
   change in accounting
   for income taxes.......          --           --           --          0.37
                            -----------  -----------  -----------  -----------
  Net income (loss).......  $      0.38  $      0.34  $      0.66  $     (0.25)
                            ===========  ===========  ===========  ===========
  Cash dividends..........  $      0.14  $      0.13  $      0.28  $      0.26
                            ===========  ===========  ===========  ===========
Average number of shares
 outstanding..............  154,367,000  154,701,000  154,288,000  154,805,000
                            ===========  ===========  ===========  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1994 AND DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                         1994         1993
                                                      -----------  -----------
Current assets:
  Cash and equivalents............................... $    19,949  $    10,716
  Receivables, less allowance for doubtful accounts
   of $15,377 and $14,795 at June 30, 1994 and
   December 31, 1993, respectively...................     818,423      825,207
  Inventories, principally at LIFO cost..............     283,954      243,714
  Prepaid expenses...................................      40,571       30,277
                                                      -----------  -----------
    Total current assets.............................   1,162,897    1,109,914
                                                      -----------  -----------
Property, plant and equipment, at cost...............   3,619,850    3,361,255
Accumulated depreciation.............................  (1,812,226)  (1,686,779)
                                                      -----------  -----------
    Net property, plant and equipment................   1,807,624    1,674,476
                                                      -----------  -----------
Goodwill--net........................................     541,687      493,672
Other assets.........................................     434,679      375,964
                                                      -----------  -----------
    Total assets..................................... $ 3,946,887  $ 3,654,026
                                                      ===========  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1994 AND DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           1994        1993
                                                        ----------  ----------
Current liabilities:
  Accounts payable..................................... $  364,047  $  333,862
  Accrued compensation.................................     70,152      78,284
  Short-term debt......................................     37,400      37,428
  Current and deferred income taxes....................     53,281      40,698
  Other accrued liabilities............................    195,134     195,169
                                                        ----------  ----------
    Total current liabilities..........................    720,014     685,441
                                                        ----------  ----------
Long-term debt.........................................    841,779     673,422
Deferred income taxes..................................    262,083     272,959
Other noncurrent liabilities...........................    216,307     178,213
Shareholders' equity:
  Common stock, at stated value........................    330,612     330,612
  Retained earnings, including cumulative translation
   adjustments
   of ($4,934) and ($13,140) at June 30, 1994 and
   December 31, 1993, respectively.....................  1,699,061   1,629,673
  Reacquired common stock, at cost.....................   (122,969)   (116,294)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,906,704   1,843,991
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $3,946,887  $3,654,026
                                                        ==========  ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30
                             (THOUSANDS OF DOLLARS)

                                                             1994      1993
                                                           --------  ---------
Cash flows provided by (used in) operating activities:
  Net income from operations before cumulative effect of
   accounting changes..................................... $101,134  $  30,663
  Depreciation and amortization...........................  150,888    133,870
  Net change in assets and liabilities....................      482      3,582
  Other...................................................     (100)     5,441
                                                           --------  ---------
    Net cash provided by operating activities.............  252,404    173,556
                                                           --------  ---------
Cash flows used for investing activities:
  Capital expenditures.................................... (233,528)  (145,289)
  Other capital investments including acquisitions........ (103,521)   (32,696)
                                                           --------  ---------
    Net cash used for investing activities................ (337,049)  (177,985)
                                                           --------  ---------
Cash flows from (used for) financing activities:
  Net increase in borrowings..............................  138,069     64,637
  Disposition of reacquired common stock..................   17,367     12,428
  Acquisition of common stock.............................  (20,783)   (23,335)
  Cash dividends on common stock..........................  (43,211)   (40,247)
                                                           --------  ---------
    Net cash from financing activities....................   91,442     13,483
                                                           --------  ---------
Effect of exchange rate changes on cash and equivalents...    2,436       (424)
                                                           --------  ---------
Net increase in cash and equivalents......................    9,233      8,630
Cash and equivalents at beginning of period...............   10,716     12,348
                                                           --------  ---------
Cash and equivalents at end of period..................... $ 19,949  $  20,978
                                                           ========  =========


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

  Note 2. Components of the company's inventories at June 30, 1994 and December 31, 1993 were as follows:

                                                             (THOUSANDS OF
                                                               DOLLARS)
                                                         ----------------------
                                                         JUNE 30,  DECEMBER 31,
                                                           1994        1993
                                                         --------  ------------
Raw materials........................................... $150,317    $142,739
Work in process.........................................  193,488     154,477
Other, including goods held for customers and operating
 supplies...............................................   35,515      32,192
LIFO reserve............................................  (47,896)    (45,395)
Progress billings.......................................  (47,470)    (40,299)
                                                         --------    --------
    Total inventories................................... $283,954    $243,714
                                                         ========    ========

  Note 3. The following provides supplemental cash flow information:

                                                             (THOUSANDS OF
                                                               DOLLARS)
                                                         ----------------------
                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                         ----------------------
                                                           1994        1993
                                                         --------  ------------
Interest paid, net of capitalized interest.............. $ 24,137    $ 17,784
Income taxes paid....................................... $ 38,831    $ 14,644

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--COMPARISON OF SECOND QUARTER 1994 TO SECOND QUARTER 1993

  Net sales increased 12.4%, reflecting new products and services, higher volume from existing and new customers and recent acquisitions. Net sales from international operations increased 29%, resulting from strong demand from computer hardware and software customers in Europe and Asia and from existing and new customers in book, catalog and magazine operations in the United Kingdom and Mexico. As a result of this growth, international operations represented over 10% of consolidated net sales in the quarter. The growth in international sales is expected to continue in the second half with the consolidation of Editorial Lord Cochrane, the major independent printer in South America, in which the company acquired a majority interest in the second quarter of 1994.

  Gross profit increased 11.5%, reflecting higher sales volume partially offset by higher depreciation and amortization, a higher LIFO provision and higher start-up expenses. Selling and administrative expenses increased 12% (less than the 12.4% growth in net sales), due to higher volume, recent expansions and new operations. Total other expense increased $2.2 million, primarily reflecting higher interest expense (due to larger commercial paper balances and higher interest rates) and lower investment income. The effective tax rate of 32% in 1994 was lower than the 1993 rate of 32.5% reflecting benefits associated with life insurance programs and credits associated with affordable housing programs, partially offset by the impact of the higher federal statutory income tax rate. Net income increased 10.5%, as a result of volume increases and a lower effective tax rate. Earnings per share were $0.38 per share, up 11.8%, reflecting the growth in net income and fewer average shares outstanding.

RESULTS OF OPERATIONS--COMPARISON OF FIRST HALF 1994 TO FIRST HALF 1993

  Net sales increased 12%, reflecting new products and services, higher volume from existing and new customers and recent acquisitions. Net sales from international operations increased 24%, resulting from strong demand from computer hardware and software customers in Europe and Asia, and from existing and new customers in book, catalog and magazine operations in the United Kingdom and Mexico. As a result of this growth, international operations represented over 10% of consolidated net sales in the first half. The growth in international sales is expected to continue in the second half with the consolidation of Editorial Lord Cochrane, as discussed in the second quarter comparison.

  Gross profit increased 11.2%, reflecting higher sales volume partially offset by higher depreciation and amortization, a higher LIFO provision and higher start-up expenses. Selling and administrative expenses increased 11.5% (less than the 12% growth in net sales), due to increased volume, recent expansions and new operations. Total other expense increased $4.2 million, primarily reflecting higher interest expense (due to larger commercial paper balances and higher interest rates) and lower investment income. The effective tax rate of 32% in 1994 was lower than the 1993 rate of 32.5%, reflecting benefits associated with life insurance programs and credits associated with affordable housing programs, partially offset by the impact of the higher federal statutory income tax rate. Due to volume increases and the lower effective tax rate, net income increased 10.6% in the first half, excluding the restructuring charge and accounting changes reflected in the first quarter of 1993. First half earnings per share of $0.66 increased 11.9% over 1993, excluding the one-time items recorded in the first quarter of 1993, reflecting growth in net income and fewer average shares outstanding.

FINANCIAL CONDITION

  With the growth in cash flow and the credit facilities and shelf registration discussed below, management believes the company has the financial strength and flexibility to fund current operations and growth. Net income from operations plus depreciation and amortization increased to $252 million, up 12% over the prior year, excluding the restructuring charge recorded in the first quarter of 1993.

  Capital investments during the first half totaled $337 million, including new equipment to meet the growing needs of present and new customers; expansion of manufacturing plants; and acquisitions and joint venture investments. Full year capital investments are expected to be $500 million, including the second-quarter acquisition of a majority interest in Editorial Lord Cochrane. Working capital increased by $18 million from December 31, 1993, primarily from higher inventory levels to support expected second half volume increases, partially offset by higher accounts payable balances.

  At June 30, 1994, the company continues to have two unused revolving credit facilities totaling $550 million with a number of banks. These credit facilities provide support for the issuance of commercial paper and other credit needs. As of June 30, 1994, the company continues to have effective shelf registration statements permitting it to issue, from time to time, up to $500 million in debt securities.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

    10(a)  Retirement Agreement with retiring executive*

    10(b)  Donnelley Shares Stock Option Plan, as amended on July 28, 1994

    12     Statement of Computation of Ratio of Earnings to Fixed Charges
- - --------
*Management Contract or Compensation Plan or Arrangement.

  (b) No current Report on Form 8-K was filed during the second quarter of 1994.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          R. R. Donnelley & Sons Company

                                                 /s/ William L. White
                                          By __________________________________
                                                     William L. White
                                                        Controller
                                                  (Authorized Officer and
                                                 Chief Accounting Officer)

        August 12, 1994
Date __________________________