Form 10-Q
period 1994-09-30
DONNELLEY R R & SONS CO
filed 1994-11-14
CIK 29669

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF OCTOBER 31, 1994                                  153,398,170

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                         PAGE
                                   INDEX                               NUMBER(S)
                                   -----                               ---------
      Condensed Consolidated Statements of Income (Unaudited) for the
       three and nine month periods ended September 30, 1994 and
       1993..........................................................       3
      Condensed Consolidated Balance Sheets (Unaudited) at September
       30, 1994 and December 31, 1993................................     4-5
      Condensed Consolidated Statements of Cash Flows (Unaudited) for
       the nine months ended September 30, 1994 and 1993.............       6
      Notes to Condensed Consolidated Financial Statements (Unau-
       dited)........................................................       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

      Results of Operations--Comparison of Third Quarter and First
       Nine Months 1994 to 1993......................................       8
      Changes in Financial Condition.................................     8-9

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                   THIRD QUARTER            YEAR TO DATE
                              -----------------------  -----------------------
                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30             SEPTEMBER 30
                              -----------------------  -----------------------
                                 1994        1993         1994        1993
                              ----------- -----------  ----------- -----------
Net sales.................... $ 1,242,973 $ 1,123,848  $ 3,431,188 $ 3,078,153
Cost of sales................     987,927     891,826    2,764,470   2,475,945
                              ----------- -----------  ----------- -----------
Gross profit.................     255,046     232,022      666,718     602,208
Selling and administrative
 expenses....................     122,848     110,156      356,118     319,441
Restructuring charge.........         --          --           --       90,000
                              ----------- -----------  ----------- -----------
Earnings from operations.....     132,198     121,866      310,600     192,767
  Interest expense...........      13,569      11,149       37,768      33,613
  Other (income) expense,
   net.......................         880      (1,945)       6,356       1,065
                              ----------- -----------  ----------- -----------
  Total other expense........      14,449       9,204       44,124      34,678
                              ----------- -----------  ----------- -----------
Earnings before income taxes
 and cumulative effect of
 accounting changes..........     117,749     112,662      266,476     158,089
Provision for income taxes...      37,679      43,211       85,272      57,975
                              ----------- -----------  ----------- -----------
Net income from operations
 before cumulative effect of
 accounting changes..........      80,070      69,451      181,204     100,114
Cumulative effect of change
 in accounting for
 postretirement benefits
 other than pensions
 (net of $80.1 million in tax
 benefits)...................         --          --           --     (127,700)
Cumulative effect of change
 in accounting for
 income taxes................         --          --           --       58,200
                              ----------- -----------  ----------- -----------
Net income................... $    80,070 $    69,451  $   181,204 $    30,614
                              =========== ===========  =========== ===========
Income (charge) per share:
  Operations before
   cumulative effect of
   accounting changes........ $      0.52 $      0.45  $      1.18 $      0.65
  Cumulative effect of change
   in accounting for
   postretirement benefits
   other than pensions (net
   of tax benefits)..........         --          --           --        (0.82)
  Cumulative effect of change
   in accounting for income
   taxes.....................         --          --           --         0.37
                              ----------- -----------  ----------- -----------
  Net income................. $      0.52 $      0.45  $      1.18 $      0.20
                              =========== ===========  =========== ===========
  Cash dividends............. $      0.16 $      0.14  $      0.44 $      0.40
                              =========== ===========  =========== ===========
Average shares outstanding... 153,816,000 154,474,000  154,117,000 154,684,000
                              =========== ===========  =========== ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                           1994        1993
                                                        ----------  ----------
Cash and equivalents................................... $   21,460  $   10,716
Receivables, less allowance for doubtful accounts of
 $17,414 and
 $14,795 at September 30, 1994 and December 31, 1993,
 respectively..........................................    946,279     825,207
Inventories, principally at LIFO cost..................    302,594     243,714
Prepaid expenses.......................................     27,349      30,277
                                                        ----------  ----------
    Total current assets...............................  1,297,682   1,109,914
                                                        ----------  ----------
Property, plant and equipment, at cost.................  3,679,823   3,361,255
Accumulated depreciation............................... (1,835,820) (1,686,779)
                                                        ----------  ----------
    Net property, plant and equipment..................  1,844,003   1,674,476
Goodwill--net..........................................    540,780     493,672
Other..................................................    429,478     375,964
                                                        ----------  ----------
    Total assets....................................... $4,111,943  $3,654,026
                                                        ==========  ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                             (THOUSANDS OF DOLLARS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           1994        1993
                                                        ----------  ----------
Accounts payable....................................... $  398,053  $  333,862
Accrued compensation...................................     87,263      78,284
Short-term debt........................................     37,400      37,428
Current and deferred income taxes......................     66,213      40,698
Other accrued liabilities..............................    228,905     195,169
                                                        ----------  ----------
  Total current liabilities............................    817,834     685,441
                                                        ----------  ----------
Long-term debt.........................................    876,389     673,422
Deferred income taxes..................................    258,875     272,959
Other noncurrent liabilities...........................    213,776     178,213
Shareholders' equity:
  Common stock, at stated value........................    330,612     330,612
  Retained earnings, including cumulative translation
   adjustments of ($5,497) and ($13,140) at September
   30, 1994 and December 31, 1993, respectively........  1,753,600   1,629,673
  Reacquired common stock, at cost.....................   (139,143)   (116,294)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,945,069   1,843,991
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $4,111,943  $3,654,026
                                                        ==========  ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                             (THOUSANDS OF DOLLARS)

                                                            1994       1993
                                                          ---------  ---------
Cash flows provided by (used in) operating activities:
  Net income from operations before cumulative effect of
   accounting changes.................................... $ 181,204  $ 100,114
  Depreciation and amortization..........................   232,599    203,881
  Net change in assets and liabilities...................   (47,395)   (56,879)
  Other..................................................     5,598      6,562
                                                          ---------  ---------
    Net cash provided by operating activities............   372,006    253,678
                                                          ---------  ---------
Cash flows used for investing activities:
  Capital expenditures...................................  (338,584)  (233,318)
  Other investments including acquisitions, net of cash
   acquired..............................................  (104,860)  (106,501)
                                                          ---------  ---------
    Net cash used for investing activities...............  (443,444)  (339,819)
                                                          ---------  ---------
Cash flows from (used for) financing activities:
  Net increase in borrowings.............................   170,008    177,326
  Disposition of reacquired common stock.................    18,689     13,030
  Acquisition of common stock............................   (38,637)   (40,086)
  Cash dividends on common stock.........................   (67,821)   (61,887)
                                                          ---------  ---------
    Net cash from financing activities...................    82,239     88,383
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..       (57)    (1,486)
                                                          ---------  ---------
Net increase in cash and equivalents.....................    10,744        756
Cash and equivalents at beginning of period..............    10,716     12,348
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  21,460  $  13,104
                                                          =========  =========



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

  Note 2. Components of the company's inventories at September 30, 1994 and December 31, 1993 were as follows:

                                                        (THOUSANDS OF DOLLARS)
                                                      --------------------------
                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1994          1993
                                                      ------------- ------------
Raw materials........................................   $148,613      $142,739
Work in process......................................    239,883       154,477
Operating supplies...................................     39,183        32,192
Progress billings....................................    (75,939)      (40,299)
LIFO reserve.........................................    (49,146)      (45,395)
                                                        --------      --------
    Total inventories................................   $302,594      $243,714
                                                        ========      ========

  Note 3. The following provides supplemental cash flow information:

                                                        (THOUSANDS OF DOLLARS)
                                                      --------------------------
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                      --------------------------
                                                          1994          1993
                                                      ------------- ------------
Interest paid, net of capitalized interest...........   $ 30,797      $ 23,201
Income taxes paid....................................   $ 65,945      $ 46,493

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--COMPARISON OF THIRD QUARTER 1994 TO THIRD QUARTER 1993

  Net sales increased 10.6% above the prior year reflecting higher volume from new products and services, new customers, recent expansions and acquisitions. Net sales from international operations were 39% above the prior year and represented over 11% of total company sales in the quarter. International sales growth included new operations in Europe, Asia and Latin America, including the recent acquisition of a 51% interest in Chilean-based Editorial Lord Cochrane, which was fully consolidated in operating results beginning July 1, 1994.

  Gross profit increased 9.9%, reflecting higher volume partially offset by higher depreciation and amortization, increased start-up expenses and a higher LIFO provision. Selling and administrative expenses were 11.5% above the prior year, due to the higher volume, recent expansions and new operations. Other expense increased $5.2 million reflecting higher interest expense (due to larger commercial paper balances and higher interest rates), lower investment income and higher minority interest expense. The effective tax rate of 32% in 1994 was lower than the 1993 rate reflecting benefits associated with life insurance programs, credits associated with affordable housing investment programs and the one-time impact on the deferred income tax provision in the third quarter of 1993, related to the federal tax rate increase. As a result of the volume increase and the lower effective tax rate, net income increased 15.3%, which exceeded the growth in sales. Earnings per share were $0.52, up 15.6%, reflecting net income growth and fewer average shares outstanding.

RESULTS OF OPERATIONS--COMPARISON OF FIRST NINE MONTHS 1994 TO FIRST NINE MONTHS 1993

  Net sales increased 11.5% above the prior year reflecting higher volume from new products and services, new customers, recent expansions and acquisitions. Net sales from international operations were 31% above the prior year and represented approximately 11% of total company sales in the first nine months of 1994. International sales growth included new operations in Europe, Asia and Latin America, including the recent acquisition of a 51% interest in Chilean-based Editorial Lord Cochrane, which was fully consolidated in operating results beginning July 1, 1994.

  Gross profit increased 10.7%, reflecting higher sales volume partially offset by higher depreciation and amortization, increased start-up expenses and a higher LIFO provision. Selling and administrative expenses increased 11.5% due to the higher volume, recent expansions and new operations. Other expense increased $9.4 million reflecting higher interest expense (due to larger commercial paper balances and higher interest rates), lower investment income and higher minority interest expense. The effective tax rate of 32% in 1994 was lower than the 1993 rate reflecting benefits associated with life insurance programs, credits associated with affordable housing investment programs and the one-time impact on the deferred income tax provision in the third quarter of 1993, related to the federal tax rate increase. As a result of the volume increase and the lower effective tax rate, net income increased 12.6% over 1993, excluding the restructuring charge and accounting changes reflected in the first quarter of 1993. Earnings per share of $1.18 increased 13.5%, excluding the one-time items, reflecting net income growth and fewer average shares outstanding.

CHANGES IN FINANCIAL CONDITION

  With the growth in cash flow and the credit facilities and shelf registration discussed below, management believes the company has the financial strength and flexibility to fund current operations and growth. Net income from operations plus depreciation and amortization was $413.8 million, up 13.4% from the prior year, excluding the restructuring charge recorded in the first quarter of 1993.

  Capital investment during the first nine months totaled $443.4 million, including new equipment to meet the growing needs of present and new customers; expansion of manufacturing plants; and acquisitions and joint venture investments. Full year capital spending is estimated to be $525 million. Working capital increased $55.4 million from December 31, 1993 primarily from increased receivables and inventories reflecting recent acquisitions and increased volume partially offset by higher accounts payable balances.

  At September 30, 1994, the company continues to have two unused revolving credit facilities totaling $550 million with a number of banks. These credit facilities provide support for the issuance of commercial paper and other credit needs. At September 30, 1994, the company had effective shelf registration statements permitting it to issue, from time to time, up to $500 million in debt securities. Under the shelf registration statements, the company issued $200 million of medium term notes during October and early November, 1994. The notes bear interest rates between 7.01% and 7.96% (with a weighted average interest rate of 7.55%) with maturity dates ranging from 1997 to 1999. The proceeds from these issues were used to retire commercial paper debt.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     3(ii)(a)By-Laws

     3(ii)(b)Amendment to By-Laws adopted October 27, 1994

    10 1993 Stock Purchase Plan, as amended

    12 Statement of Computation of Ratio of Earnings to Fixed Charges

    27 Financial Data Schedule

  (b) No Current Report on Form 8-K was filed during the third quarter of 1994.

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

       November 14, 1994
Date __________________________