Form 10-K405
DONNELLEY R R & SONS CO
filed 1995-03-27
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

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

  AS OF MARCH 1, 1995, 152,987,160 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK (BASED ON THE CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE--COMPOSITE TRANSACTIONS ON MARCH 1, 1995) HELD BY NONAFFILIATES WAS APPROXIMATELY $4,980,908,625.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED FEBRUARY
     16, 1995 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

    FORM 10-K
    ITEM NO.                     NAME OF ITEM                      PAGE
    ---------                    ------------                      ----
 Part I
    Item  1.  Business..........................................     3
    Item  2.  Properties........................................     4
    Item  3.  Legal Proceedings.................................     7
    Item  4.  Submission of Matters to a Vote of Security
               Holders..........................................     8
              Executive Officers of R. R. Donnelley & Sons
               Company..........................................     8
 Part II
    Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters..............................     9
    Item  6.  Selected Financial Data...........................    10
    Item  7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............    11
    Item  8.  Financial Statements and Supplementary Data.......    13
    Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............    13
 Part III
    Item 10.  Directors and Executive Officers of the
               Registrant.......................................    13
    Item 11.  Executive Compensation............................    13
    Item 12.  Security Ownership of Certain Beneficial Owners
               and Management...................................    13
    Item 13.  Certain Relationships and Related Transactions....    13
 Part IV
    Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..............................    14
    Signatures...................................................   15
    Index to Financial Statements and Financial Statement Sched-
     ules........................................................  F-1
    Index to Exhibits............................................  E-1

                                     PART I

ITEM 1. BUSINESS

  R. R. Donnelley & Sons Company (the company), incorporated in the state of Delaware in 1956 as the successor to a business founded in 1864, is a major participant in the information industry, providing a broad range of services in print and digital media. The company believes it is the largest supplier of commercial print and print-related services in the United States. It is a major supplier in the United Kingdom and also provides services in Latin America, other locations in Europe and in Asia. Services provided to customers include presswork and binding, including on-demand customized publications; conventional and digital pre-press operations, including desktop publishing and filmless color imaging necessary to create a printed image; software replication, translation and localization; list rental, list enhancement, database management and mail production services (provided primarily through Metromail); design and related creative services (provided through Mobium); electronic communication networks for simultaneous worldwide product releases; digital services to publishers; and, through the planning for and fulfillment of truck, rail, mail and air distribution for products of the company and its customers, as well as third parties. The company's pre-press, presswork and binding operations have accounted for over 90% of the company's revenues for each of the last five years.

  The company provides these services to more than 5,000 customers, including publishers of consumer and trade magazines, books and telephone and other directories; direct mail (catalog) and in-store merchandisers; software publishers and computer hardware manufacturers; and financial institutions and other firms requiring substantial amounts of printing and other related information services. Due to the range of services it provides, the company believes it is uniquely positioned to meet the information and communication needs of its customers.

  The relative contribution of each of the company's major product areas to its total sales for the five-year period ended December 31, 1994, is presented in the table below.

                                                        1994  1993  1992  1991  1990
                                                        ----  ----  ----  ----  ----
REVENUE BY PRODUCT TYPE
Catalogs, Inserts and Specialty Products...............  31%   32%   35%   39%   37%
Magazines..............................................  18    18    17    17    18
Global Software Services...............................  14    12    10     8     7
Books..................................................  13    13    11    11    11
Directories............................................  12    14    16    16    17
Financial..............................................   5     6     5     4     4
Other..................................................   7     5     6     5     6

  For the fiscal year ended December 31, 1994, international operations represented over 11% of consolidated results and assets. See "Geographic Segments" in the Notes to Consolidated Financial Statements for further information.

  Most of the company's sales are made pursuant to term contracts with customers, with the remainder being made on a single-order basis. For some customers, the company prints and provides related services for several different publications under different contracts. The company's contracts with its larger customers normally run for a period of years (usually three to five years but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. Such sales contracts generally provide for timely price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 3% or more of the company's sales in 1994. The company's dependence for sales from its ten largest customers has declined in the past ten years to approximately 21% of sales in 1994, from 30% of sales in 1984.

  The various phases of the information industry in which the company is involved are highly competitive. While the company has contracts with its customers as discussed above, there are numerous competing companies and renewal of such contracts is dependent, in part, on the ability of the company to continue to differentiate itself from the competition. Differentiation results, in part, from the company's broad range of value-added services, which include: conventional and digital prepress, computerized printing, Selectronic(R) imaging and gathering and sophisticated pool shipping and distribution services for printed products; information content repackaging into multiple formats, including print, magnetic and optical media; fulfillment and returned books inventory management; database management and distribution; list rental, list enhancement and direct mail production services; turnkey computer documentation services, including translation, printing, binding, CD-ROM and diskette replication, kitting licensing, republishing and fulfillment; reprographics and facilities management; and graphic design and editorial services. Although the company believes it is the largest commercial printer in the United States, it estimates that its revenues represent approximately 7% of the total sales in the industry. Although the company's plants are well located for the global, national or regional distribution of its products, competitors in some areas of the United States have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality as well as the range of available services.

  Tight market conditions for certain grades of paper are expected to continue in 1995, but are not expected to have a significant impact on the company due to guaranteed quantity allocations from suppliers coupled with the company's production efficiencies and ability to substitute different paper grades. Paper prices have increased in recent months reflecting the tight supply but are mitigated by the company's ability to pass the increases to customers. The company has existing paper supply contracts (at prevailing market prices) to cover substantially all of the company's requirements through 1995, and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and the company believes that it will have adequate supplies in the future.

  The company estimates that its capital expenditures in 1995 and 1996 to comply with federal, state and local provisions for environmental controls, as well as expenditures, if any, for the company's share of costs to clean hazardous waste sites that have received waste from the company, will not have a material effect upon its earnings or its competitive position.

  The company employed an average of approximately 36,500 persons in 1994 (39,000 persons at December 31, 1994), of whom more than 11,000 had been with the company for more than 10 years and over 2,700 for 25 years or longer.

ITEM 2. PROPERTIES

  The company's corporate office is located in leased facilities in Chicago, Illinois. Production facilities leased by the company and its subsidiaries are listed in the chart beginning on page 6. Printing and other plants that are owned and operated by the company (or through subsidiaries) are listed below and continuing on the next page.

                                         DATE OF
                     DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
 OWNED LOCATION(S)   OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
 -----------------   ------------------- -------- --------- --------------------
 Chicago, IL                1912           1974     240,000 Financial
 Crawfordsville, IN         1923           1992   1,858,000 Books, Global
                                                             Software Services
 Willard, OH                1956           1992   1,099,000 Books, Directories,
                                                             Global Software
                                                             Services
 Warsaw, IN                 1959           1994   1,300,000 Catalogs, Inserts
 Old Saybrook, CT           1959           1986     296,000 Magazines, Catalogs
 Lancaster, PA              1959           1994   1,437,000 Directories,
                                                             Catalogs, Inserts,
                                                             Magazines,
                                                             Financial

                                         DATE OF
                     DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
 OWNED LOCATION(S)   OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
 -----------------   ------------------- -------- --------- --------------------
 Mattoon, IL                1968           1994     861,000 Magazines, Catalogs,
                                                             Inserts
 Dwight, IL                 1968           1994     434,000 Directories,
                                                             Catalogs, Inserts,
                                                             Magazines
 Glasgow, KY                1970           1994     591,000 Magazines
 Gallatin, TN               1975           1987     528,000 Catalogs, Inserts,
                                                             Magazines
 York, England              1978           1985     291,000 Directories,
                                                             Magazines, Catalogs
 Torrance, CA               1978           1994     252,000 Magazines, Inserts
 Harrisonburg, VA           1980           1994     620,000 Books
 Spartanburg, SC            1980           1994     545,000 Catalogs, Inserts,
                                                             Magazines
 Gateshead, England         1983           1989     189,000 Directories
 Danville, KY               1985           1993     548,000 Magazines, Catalogs,
                                                             Inserts
 Portland, OR               1986           1989     250,000 Directories, Global
                                                             Software Services
 Greeley, CO                1986            --      165,000 Directories
 Reno, NV                   1987           1991     502,000 Catalogs, Inserts
 Pittsburgh, PA             1987            --       70,000 Financial
 Lincoln, NE                1987           1988     233,000 Mail Production,
                                                             Data Center
 Rutland, VT                1987           1987     113,000 Mail Production
 Mt. Pleasant, IA           1987            --      211,000 Mail Production
 Seward, NE                 1987            --      161,000 Mail Production
 Thorp Arch, En-            1989            --      146,000 Global Software
  gland                                                      Services
 South Daytona, FL          1990           1993     237,000 Magazines, Catalogs,
                                                             Inserts
 Des Moines, IA             1990            --      627,000 Magazines, Catalogs,
                                                             Inserts
 Lynchburg, VA              1990           1993     504,000 Catalogs, Inserts
 Newton, NC                 1990            --      455,000 Catalogs, Inserts,
                                                             Magazines
 Casa Grande, AZ            1990            --      316,000 Catalogs, Inserts
 Reynosa, Mexico            1990            --      260,000 Books
 Singapore                  1990           1994     221,000 Global Software
                                                             Services
 Houston, TX                1991            --       41,000 Financial
 San Juan del Rio,          1992           1993      80,000
  Mexico                                                    Catalogs
 Provo, UT                  1992           1993     126,000 Global Software
                                                             Services
 Mendota, IL                1992            --      110,000 Magazines
 Seymour, IN                1992           1994      45,000 Specialty Products
 Allentown, PA              1993            --       23,000 Books
 Bloomsburg, PA             1993            --      105,000 Books
 Pontiac, IL                1993           1994     304,000 Magazines

                                     DATE OF
  OWNED LOCA-    DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
    TION(S)      OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
  -----------    ------------------- -------- --------- --------------------
Scranton, PA            1993            --      399,000 Books
Senatobia, MS           1993            --      137,000 Magazines
Newbern, TN             1993            --       30,000 Books
Krakow, Poland          1994            --      115,000 Magazines, Inserts
Shenzhen, China         1994            --      170,000 Directories, Books,
                                                         Magazines
Santiago, Chile         1994            --      250,000 Magazines, Catalogs,
                                                         Books, Directories

                                                                         SQUARE
LEASED LOCATIONS                                                          FEET
----------------                                                         -------
R. R. DONNELLEY & SONS COMPANY
------------------------------
Cary, NC................................................................ 108,000
Columbus, OH............................................................  12,000
Crawfordsville, IN...................................................... 381,000
Elgin, IL...............................................................  77,000
Fremont, CA............................................................. 444,000
Glasgow, KY.............................................................  57,000
Hudson, MA.............................................................. 150,000
Lancaster, PA...........................................................  62,000
Lindon, UT.............................................................. 338,000
New York, NY............................................................  92,000
Newark, CA..............................................................  75,000
Orem, UT................................................................  33,000
Sandy, UT............................................................... 121,000
Shelby, OH.............................................................. 250,000
Torrance, CA............................................................  45,000
West Valley City, UT....................................................  30,000
Wheeling, IL............................................................ 110,000
Willowbrook, IL.........................................................  55,000
R. R. DONNELLEY NEDERLAND, B.V.
-------------------------------
Apeldoorn, The Netherlands..............................................  54,000
Amsterdam, The Netherlands..............................................  15,000
R. R. DONNELLEY NORWEST INC.
----------------------------
Seattle, WA.............................................................  22,000
Tigard, OR.............................................................. 140,000
Preston, WA.............................................................  66,000
LABORATORIO LITO COLOR, S.A. DE C.V.
------------------------------------
Mexico City, Mexico.....................................................  15,000
R. R. DONNELLEY PRINTING COMPANY
--------------------------------
Lynchburg, VA........................................................... 120,000
METROMAIL CORPORATION
---------------------
Lombard, IL............................................................. 100,000
R. R. DONNELLEY (U.K.) LIMITED
------------------------------
London, England.........................................................  10,000
Cumbernauld, Scotland...................................................  53,000
MOBIUM CORPORATION FOR DESIGN AND COMMUNICATION
-----------------------------------------------
Chicago, IL.............................................................  28,000
IRISH PRINTERS HOLDINGS
-----------------------
Dublin, Ireland......................................................... 103,000
Kildare, Ireland........................................................  97,000
DONNELLEY CARIBBEAN GRAPHICS, INC.
----------------------------------
Bridgetown, Barbados....................................................  31,000

                                                                          SQUARE
LEASED LOCATIONS                                                           FEET
----------------                                                          ------
DONNELLEY KOREA CO. LTD.
------------------------
Sungnam-si, Kyungki-do Korea............................................. 11,000
R. R. DONNELLEY FRANCE, S.A.
----------------------------
Orleans, France.......................................................... 75,000
Les Aubrais, France...................................................... 22,000
R. R. DONNELLEY PINDAR
----------------------
Middlesex, England....................................................... 35,000
TURNKEY SERVICES JAPAN, K.K.
----------------------------
Chuo, Chiba-City 260.....................................................  3,000
R. R. DONNELLEY AUSTRALIA PTY., LTD.
------------------------------------
New South Wales, Australia............................................... 80,000
R. R. DONNELLEY DEUTSCHLAND
---------------------------
Munich, Germany.......................................................... 65,000

  The company has historically followed the practice of adding capacity to meet customer requirements, and has retained a substantial portion of its earnings for reinvestment in plant and equipment for this purpose. Management believes that growth in 1995 will be financed in large part by internally-generated funds. The amount of capital expenditures in future years will depend upon the requirements of the company's existing and future customers.

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

  The company appealed the ALJ's decision, asking the FTC Commissioners to dismiss the FTC complaint and is awaiting a decision. The appeal has the effect of staying the ALJ's order. If the appeal by the company is not granted, the company intends to file a further appeal to a U.S. Court of Appeals.

  The company continues to believe that the acquisition of the Meredith/Burda companies was legally proper and will ultimately be upheld.

  In January 1995, an administrative complaint by the U.S. Environmental Protection Agency Region V ("Region V") seeking $304,500 in penalties was filed against the company's Warsaw, Indiana facility alleging violations of the Resource Conservation and Recovery Act. The complaint alleges that filtercake from wastewater treatment operations was mischaracterized by the company as a non-hazardous waste. The complaint also alleges failure to give certain land disposal restriction notices. The company has submitted evidence to the Region V that the proper notifications were given in all but two instances and has requested that allegations with respect to notifications that were given be removed from the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF R. R. DONNELLEY & SONS COMPANY

       NAME, AGE AND         OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY    SINCE                 PAST FIVE YEARS(1)
--------------------------   -------            --------------------------
J. R. Walter                  1985   Management responsibilities as Chairman of the
48, Director,                        Board and Chief Executive Officer. Prior manage-
Chairman of the Board                ment responsibilities as Chief Executive Officer
and Chief Executive Offi-            and President.
cer(2)
J. R. Donnelley               1983   Management responsibilities as Vice Chairman of
59, Director, Vice Chairman          the Board. Prior management responsibility for
of the Board                         Corporate Development.
R. J. Cowan                   1988   Management responsibilities for Information
42, Executive Vice                   Services, Technology, Database Technology Serv-
President and Sector                 ices, Information Systems and Metromail. Prior
President, Information               management responsibilities for Book, Financial
Resources Sector(2)                  Services, Global Software Services, Information
                                     Services and Technology; prior sales and manu-
                                     facturing responsibility for Global Software
                                     Services.
F. R. Jarc                    1987   Management responsibilities for treasury,
52, Executive Vice                   accounting, real estate, internal audit, taxes
President and                        and purchasing.
Chief Financial Officer(2)
W. E. Tyler                   1989   Management responsibilities for Financial Serv-
42, Executive Vice Presi-            ices, Global Software Services, Book Publishing
dent                                 Services and Europe. Prior sales and manufactur-
and Sector President,                ing responsibility for Global Software Services;
Networked Services Sec-              prior management responsibility for Technology.
tor(2)
J. P. Ward                    1991   Management responsibilities for Retail Services,
40, Executive Vice Presi-            Telecommunications, Specialized Publishing Serv-
dent                                 ices, Catalog Services, Consumer Magazines Serv-
and Sector President,                ices, Sterling Group and Manufacturing Support.
Commercial Print Sector(2)           Prior sales and manufacturing responsibility for
                                     Merchandise Media; prior sales and manufacturing
                                     responsibility for Financial Services.
S. J. Baumgartner             1993   Management responsibilities for Strategy, Human
43, Senior Vice President,           Resources, Communications, and Compensation and
Strategy, Human Resources            Benefits. Prior experience as a co-owner and
and Communication(1)(2)              member of board of directors of FRC Management,
                                     Inc., and as a Senior Vice President, Human Re-
                                     sources and Public Affairs at Rhone-Poulenc
                                     Rorer/Rorer Group, Inc.
T. J. Quarles                 1995   Management responsibilities for legal services,
45, Senior Vice President            office of the corporate secretary, government
and General Counsel(1)(2)            relations, environmental, health and safety
                                     functions. Prior experience as Vice President
                                     and Associate General Counsel at Ameritech and
                                     as Vice President and General Counsel at
                                     Ameritech Publishing, Inc.
B. L. Faber                   1989   Sales and manufacturing responsibility for In-
47, President,                       formation Services. Prior management responsi-
Information Services(2)              bility for Corporate Development.

  (1) Each officer named has carried on his principal occupation and employment in R. R. Donnelley & Sons Company for more than five years with the exception of S. J. Baumgartner and T. J. Quarles as noted in the above table.

  (2) Member of the company's management committee.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

  As of March 1, 1995 there were approximately 11,000 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 1994, is contained in the chart below:

                                                       COMMON STOCK PRICES
                                                 -------------------------------
                                     DIVIDENDS
                                       PAID           1994            1993
                                   ------------- --------------- ---------------
                                    1994   1993   HIGH     LOW    HIGH     LOW
                                   ------ ------ ------- ------- ------- -------
First Quarter..................... $0.140 $0.130 $31 3/4 $27 5/8 $32 3/4 $27 1/8
Second Quarter....................  0.140  0.130  29 7/8  26 7/8  31 3/4  26 1/8
Third Quarter.....................  0.160  0.140  31 1/4  27 1/2  31 3/8  27 3/4
Fourth Quarter....................  0.160  0.140  32 1/2  27 3/8  31 1/8  27 3/8
Full Year.........................  0.600  0.540  32 1/2  26 7/8  32 3/4  26 1/8

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                       (NOT COVERED BY AUDITORS' REPORT)
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                        YEAR ENDING DECEMBER 31,
                         ------------------------------------------------------
                            1994       1993       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
INCOME STATEMENT DATA:
Net sales............... $4,888,786 $4,387,761 $4,193,072 $3,914,828 $3,497,943
Earnings from
 operations*............    459,431    325,607    405,501    363,128    361,836
Net income from
 operations before
 cumulative effect of
 accounting changes.....    268,603    178,920    234,659    204,919    225,846
Net income**............    268,603    109,420    234,659    204,919    225,846
PER COMMON SHARE***
Net income from
 operations before
 cumulative effect of
 accounting changes.....       1.75       1.16       1.51       1.32       1.45
Net income**............       1.75       0.71       1.51       1.32       1.45
Dividends...............       0.60       0.54       0.51       0.50       0.48

                                               DECEMBER 31,
                          ------------------------------------------------------
                             1994       1993       1992       1991       1990
                          ---------- ---------- ---------- ---------- ----------
BALANCE SHEET DATA:
Total assets............. $4,452,143 $3,654,026 $3,410,247 $3,206,826 $3,147,486
Noncurrent liabilities...  1,671,924  1,124,594    949,537    940,544  1,064,333

--------
* 1993 earnings from operations includes the one-time adjustment for a restructuring charge ($90 million).
** 1993 net income and net income per common share include one-time adjustments for the restructuring charge ($60.8 million or $0.39 per share); the net cumulative effect of accounting changes ($69.5 million or $0.45 per share); and the deferred income tax charge related to the federal income tax rate increase ($6.2 million or $0.04 per share).
*** Reflects the 2-for-1 stock split effective September 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

COMPARISON OF 1994 WITH 1993

  Net sales increased 11.4% reflecting increased global demand and volume growth across most product categories, new products and services, new customers and recent acquisitions. Net sales from foreign operations increased 42% and represented over 11% of consolidated net sales. The growth in foreign sales, which is expected to continue in 1995, was the result of volume increases realized from recent expansions and start-up operations in Europe, Asia and Latin America, including the acquisition of Chilean-based Cochrane, S.A. (51% owned by the company), which was consolidated in operating results beginning July 1, 1994.

  Gross profit grew 9.3%, slightly lower than the growth in net sales, as the volume increase was partially offset by higher paper costs (which are recovered, but at lower overall margins), depreciation, amortization and start-up costs. Tight market conditions for certain grades of paper are expected to continue in 1995, but are not expected to have a significant impact on the company due to guaranteed quantity allocations from suppliers coupled with the company's production efficiencies and ability to substitute different paper grades. Selling and administrative expenses increased 8.1% primarily resulting from volume related increases. The ratio of selling and administrative expenses to net sales, at 10% in 1994, was down from 10.3% in 1993.

  Interest expense increased $8.1 million, due to higher interest rates and debt levels to fund acquisitions and expansions. Other expense was $7.3 million above the prior year reflecting lower investment income and higher minority interest expense.

  The effective income tax rate of 32% in 1994 was lower than the 1993 rate resulting from tax credits for affordable housing investments and the one-time impact on the deferred income tax provision in 1993, related to the federal tax rate increase. Net income, excluding the one-time effect of accounting changes, a restructuring charge and the deferred income tax charge all reflected in 1993, increased 9.2% reflecting the volume increase and a lower effective income tax rate. Earnings per share of $1.75 increased 10.1%, excluding the one-time items, reflecting net income growth and fewer shares outstanding.

COMPARISON OF 1993 WITH 1992

  Net sales grew at a rate of 4.6% due to an increased volume of services provided to customers, including volume added through the company's global expansion into new areas. Strong demand for global software services, financial printing services and services for book publishers and volume increases associated with acquisitions in new product areas were partially offset by the negative effects of a stronger dollar (lower translation of foreign revenues, particularly those of the company's U.K. operations) and lower catalog volume primarily associated with the decision by Sears, Roebuck & Co. to discontinue its catalog operations.

  Gross profit grew at a greater rate than net sales, 6.3%, reflecting better coverage of fixed costs through higher volume, a more favorable mix of sales and lower raw material prices. Earnings from operations included a $90 million restructuring charge recorded during the first quarter (an after-tax charge of $0.39 per share) related primarily to the closing of the company's Chicago manufacturing facility following the decision by Sears to discontinue its catalog operations. Excluding this charge, earnings from operations would have been $415.6 million, a 2.5% increase over the prior year, reflecting the gross profit improvement partially offset by higher selling and administrative expenses (a 10.1% increase) resulting primarily from the additional costs associated with newly acquired and start-up operations and the expansion of the company's global sales presence.

  The $6.8 million increase in interest expense resulted from higher outstanding debt balances due to acquisitions, investments in joint ventures and additional VEBA funding for employee benefits. Other expense decreased $2.2 million reflecting improved earnings on investments partially offset by expenses associated with company owned life insurance programs.

  The 1993 provision for income taxes included the one-time effect of the higher federal statutory income tax rate on deferred taxes, which reduced net income by $6.2 million (equivalent to $0.04 per share); excluding this one-time charge, the 1993 effective income tax rate of 33.1% would have been lower than the 1992 rate of 35.0%, reflecting the benefits associated with life insurance programs and credits associated with affordable housing investments. Net income from operations before cumulative effect of accounting changes reflected the restructuring charge and increased selling and administrative expenses partially offset by the favorable factors discussed above with respect to gross profit. Excluding the restructuring charge and deferred income tax charge, net income from operations before cumulative effect of accounting changes would have been $245.9 million (equivalent to $1.59 per share).

  During the first quarter of 1993, the company adopted two new accounting standards for postretirement benefits and income taxes. The one-time charge for postretirement benefits, net of associated tax benefits of $80.1 million, was $127.7 million (equivalent to $0.82 per share). The accounting standard for postretirement benefits resulted in additional expenses which reduced operating income by $0.05 per share. The accounting standard for income taxes resulted in a one-time credit of $58.2 million (equivalent to $0.37 per share). As discussed above, the income tax standard also required the company to increase its 1993 income tax provision by $6.2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

  The Consolidated Balance Sheets present the company's financial position at the end of each of the last two years. The statements list the company's assets and liabilities, and the equity of its shareholders. Major changes in the financial position are summarized in the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows summarize the changes in the company's cash and equivalents for each of the last three years and help to show the relationship between operations (presented in the Consolidated Statements of Income) and liquidity and financial resources (presented in the Consolidated Balance Sheets).

  Management believes the company has the financial strength and flexibility to fund current operations and growth. In 1994, net income from operations plus depreciation and amortization was $582.1 million, an increase of $61.3 million, or 11.8%, from 1993 (excluding the restructuring charge and the deferred income tax charge relating to the increase in the federal statutory income tax rate recorded in 1993).

  The company's working capital continues to be adequate for the operation and expansion of the business. Working capital--particularly cash, accounts receivable and inventories--is closely controlled and continually monitored. Emphasis continues on overall balance sheet management. Working capital increased by $127 million from December 31, 1993, primarily from increased receivables and inventory reflecting recent acquisitions and volume increases partially offset by higher accounts payable and accrued compensation. The increase in goodwill and other intangibles reflected recent acquisitions and costs ($257 million in 1994) associated with acquiring long-term print contracts and volume guarantees. Proceeds from debt issuances were used to fund capital expansion, acquisitions and costs associated with long-term print contracts and volume guarantees.

  Capital expenditures during 1994 totaled $425 million ($307 million in 1993) and an additional $120 million ($178 million in 1993) was invested in acquisitions and joint venture investments. This capital investment reflects the company's continued program to expand and upgrade operations, targeting geographic markets in the United States, Europe, Asia and Latin America. Recent investments have strategically placed new equipment and operations to meet the growing global needs of present and new customers. Capital expenditures for 1995 are estimated at $400 million and will be financed primarily from operating cash flows. Other expenditures in 1995 are expected to be commensurate with and to support the growth in sales and earnings.

  At December 31, 1994, the company had a revolving credit facility of $550 million with a number of banks (see the Notes to Consolidated Financial Statements). This credit facility provides support for the issuance of commercial paper and other credit needs. Under shelf registration statements, during the fourth quarter of 1994, the company issued $200 million of medium term notes with interest rates ranging from 7.01% to 7.96% (7.55% weighted average rate) due between 1997 and 1999. The proceeds from these issues were used to retire commercial paper debt.

  At December 31, 1994, the company had an effective shelf registration statement permitting the company to issue, from time to time, up to $300 million in debt securities. In February 1995, the company filed a prospectus supplement to this existing shelf registration permitting the company to issue these debt securities in the form of medium term notes. The company currently intends to use the proceeds of the issuance of medium term notes, if any, to retire commercial paper debt. As of March 23, 1995, the company had issued no notes under this prospectus supplement.

  Subsequent to filing the medium term note prospectus supplement, the company filed a new shelf registration statement permitting the company to issue, from time to time, up to an additional $500 million in debt securities. This registration statement became effective in February, 1995. The company has no current intention to issue debt securities under this new registration statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and officers of the company is contained on pages 2-5 and 8 of the company's definitive Proxy Statement dated February 16, 1995 and is incorporated herein by reference. See also the list of the company's executive officers and related information under "Executive Officers of R. R. Donnelley & Sons Company" at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation for the year ended December 31, 1994, and, with respect to certain of such information, prior years, is contained on pages 8-12 of the company's definitive Proxy Statement dated February 16, 1995 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the beneficial ownership of the company's common stock is contained on pages 6 and 7 of the company's definitive Proxy Statement dated February 16, 1995 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions for the year ended December 31, 1994, is contained on pages 5 and 13 of the company's definitive Proxy Statement dated February 16, 1995 and is incorporated herein by reference (excluding the information on page 13 under the caption, "Compensation Committee Report on Executive Compensation").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements
    The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.
  2. Financial Statement Schedule
    The financial statement schedule listed in the accompanying index (page F-1) to the financial statements is filed as part of this annual report.
  3. Exhibits
    The exhibits listed on the accompanying index to exhibits (pages E-1 through E-2) are filed as part of this annual report.
(b)Reports on Form 8-K
    None
(c)Exhibits
    The exhibits listed on the accompanying index (Pages E-1 through E-2) are filed as part of this annual report.
(d)Financial Statements omitted--
    Separate financial statements of the parent company have been omitted since it is primarily an operating company and the minority interest and indebtedness to persons other than the parent of the subsidiaries included in the consolidated financial statements are less than 5% of total consolidated assets.
    Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 23RD DAY OF MARCH, 1995.

                                          R. R. DONNELLEY & SONS COMPANY

                                                 /s/ William L. White
                                          By __________________________________
                                                     William L. White,
                                                Vice President, Controller

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 23RD DAY OF MARCH, 1995.

         SIGNATURE AND TITLE                       SIGNATURE AND TITLE


       /s/ John R. Walter                       /s/ Richard M. Morrow
-------------------------------------     -------------------------------------
           John R. Walter                           Richard M. Morrow
       Chairman of the Board,                           Director
Chief Executive Officer and Director

    (Principal Executive Officer)              /s/ M. Bernard Puckett
                                          -------------------------------------

        /s/ Frank R. Jarc                          M. Bernard Puckett
-------------------------------------                   Director
            Frank R. Jarc

    Executive Vice President and                 /s/ John M. Richman
       Chief Financial Officer            -------------------------------------
    (Principal Financial Officer)                    John M. Richman
                                                        Director


      /s/ William L. White
-------------------------------------          /s/ William D. Sanders
          William L. White                -------------------------------------
     Vice President, Controller                    William D. Sanders
   (Principal Accounting Officer)                       Director


    /s/ Martha Layne Collins
-------------------------------------     -------------------------------------
        Martha Layne Collins                         Jerre L. Stead
              Director                                  Director


     /s/ James R. Donnelley                      /s/ Bide L. Thomas
-------------------------------------     -------------------------------------
         James R. Donnelley                          Bide L. Thomas
              Director                                  Director


   /s/ Charles C. Haffner III                    /s/ H. Blair White
-------------------------------------     -------------------------------------
       Charles C. Haffner III                        H. Blair White
              Director                                  Director


      /s/ Thomas S. Johnson                      /s/ Stephen M. Wolf
-------------------------------------     -------------------------------------
          Thomas S. Johnson                          Stephen M. Wolf
              Director                                  Director

ITEM 14(A). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE(S)
                                                                         -------
Consolidated Statements of Income for each of the three years ended
 December 31, 1994.....................................................    F-2
Consolidated Balance Sheets at December 31, 1994 and 1993..............    F-3
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1994.....................................................    F-4
Consolidated Statements of Shareholders' Equity for each of the three
 years ended December 31, 1994.........................................    F-5
Notes to Consolidated Financial Statements.............................    F-6
Report of Independent Public Accountants...............................   F-16
Interim Financial Information..........................................   F-17
Report of Independent Public Accountants on Financial Statement
 Schedule..............................................................   F-18
Financial Statement Schedule
  II--Valuation and Qualifying Accounts................................   F-19

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                              THOUSANDS OF DOLLARS

                                                  YEAR ENDING DECEMBER 31
                                              ---------------------------------
                                                 1994       1993        1992
                                              ---------- ----------  ----------
Net sales.................................... $4,888,786 $4,387,761  $4,193,072
Cost of sales................................  3,938,494  3,518,168   3,375,214
                                              ---------- ----------  ----------
Gross profit.................................    950,292    869,593     817,858
Selling and administrative expenses..........    490,861    453,986     412,357
Restructuring charge.........................        --      90,000         --
                                              ---------- ----------  ----------
Earnings from operations.....................    459,431    325,607     405,501
Interest expense.............................     53,493     45,436      38,659
Other expense--net...........................     10,934      3,609       5,828
                                              ---------- ----------  ----------
Earnings before income taxes and cumulative
 effect of accounting changes................    395,004    276,562     361,014
Income taxes.................................    126,401     97,642     126,355
                                              ---------- ----------  ----------
Net income from operations before cumulative
 effect of accounting changes................    268,603    178,920     234,659
Cumulative effect of change in accounting
 for:
  Postretirement benefits other than pensions
   (net of $80.1 million in tax benefits)....        --    (127,700)        --
  Income taxes...............................        --      58,200         --
                                              ---------- ----------  ----------
    Net Income............................... $  268,603 $  109,420  $  234,659
                                              ========== ==========  ==========
Income (charge) per common share:
  Operations before cumulative effect of
   accounting changes........................ $     1.75 $     1.16  $     1.51
Cumulative effect of change in accounting
 for:
  Postretirement benefits other than pensions
   (net of tax benefits).....................        --       (0.82)        --
  Income taxes...............................        --        0.37         --
                                              ---------- ----------  ----------
    Net Income per Share of Common Stock..... $     1.75 $     0.71  $     1.51
                                              ========== ==========  ==========


          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                              THOUSANDS OF DOLLARS

                                                             DECEMBER 31
                                                        ----------------------
                                                           1994        1993
                                                        ----------  ----------
Assets
  Cash and equivalents................................. $   20,569  $   10,716
  Receivables, less allowances for doubtful accounts of
   $19,168 in 1994 and $14,795 in 1993.................    987,520     825,207
  Inventories, principally at LIFO cost................    311,237     243,714
  Prepaid expenses.....................................     34,004      30,277
                                                        ----------  ----------
    Total Current Assets...............................  1,353,330   1,109,914
  Net property, plant and equipment, at cost, less
   accumulated depreciation of $1,852,084 in 1994 and
   $1,686,779 in 1993..................................  1,856,760   1,674,476
  Goodwill and other intangibles, net of accumulated
   amortization of $114,932 in 1994 and $85,330 in
   1993................................................    887,071     556,681
  Other noncurrent assets..............................    354,982     312,955
                                                        ----------  ----------
    Total Assets....................................... $4,452,143  $3,654,026
                                                        ==========  ==========
Liabilities
  Accounts payable..................................... $  422,703  $  333,862
  Accrued compensation.................................    107,167      78,284
  Short-term debt......................................     32,400      37,428
  Current and deferred income taxes....................     46,912      40,698
  Other accrued liabilities............................    192,668     195,169
                                                        ----------  ----------
    Total Current Liabilities..........................    801,850     685,441
                                                        ----------  ----------
  Long-term debt.......................................  1,212,332     673,422
  Deferred income taxes................................    286,904     272,959
  Other noncurrent liabilities.........................    172,688     178,213
                                                        ----------  ----------
    Total Noncurrent Liabilities.......................  1,671,924   1,124,594
                                                        ----------  ----------
Shareholders' Equity
  Common stock at stated value ($1.25 par value)
   Authorized shares: 500,000,000; Issued: 158,608,800
   in 1994 and 1993....................................    330,612     330,612
  Retained earnings, net of cumulative translation
   adjustments of $18,235 in 1994 and $13,140 in 1993..  1,802,777   1,629,673
  Reacquired common stock, at cost.....................   (155,020)   (116,294)
                                                        ----------  ----------
    Total Shareholders' Equity.........................  1,978,369   1,843,991
                                                        ----------  ----------
  Total Liabilities and Shareholders' Equity........... $4,452,143  $3,654,026
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              THOUSANDS OF DOLLARS

                                                  YEAR ENDING DECEMBER 31
                                               -------------------------------
                                                 1994       1993       1992
                                               ---------  ---------  ---------
Cash flows provided by (used in) operating
 activities:
  Net income from operations before cumulative
   effect of accounting changes............... $ 268,603  $ 178,920  $ 234,659
  Depreciation and amortization...............   313,463    274,804    258,169
  Net change in assets and liabilities........  (355,934)    (4,342)   (41,530)
  Other.......................................   (38,586)     3,241        743
                                               ---------  ---------  ---------
    Net Cash Provided By Operating Activities.   187,546    452,623    452,041
                                               ---------  ---------  ---------
Cash flows used for investing activities:
  Capital expenditures........................  (425,190)  (306,512)  (228,002)
  Other investments including acquisitions,
   net of cash acquired.......................  (120,461)  (177,743)   (83,771)
                                               ---------  ---------  ---------
    Net Cash Used For Investing Activities....  (545,651)  (484,255)  (311,773)
                                               ---------  ---------  ---------
Cash flows from (used for) financing
 activities:
  Net increase (decrease) in borrowings.......   500,951    143,286    (56,275)
  Disposition of reacquired common stock......    20,585     19,693     13,068
  Acquisition of common stock.................   (57,363)   (47,513)   (28,298)
  Cash dividends on common stock..............   (92,352)   (83,465)   (79,242)
                                               ---------  ---------  ---------
    Net Cash From (Used For) Financing
     Activities...............................   371,821     32,001   (150,747)
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and
 equivalents..................................    (3,863)    (2,001)    (1,313)
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and
 Equivalents..................................     9,853     (1,632)   (11,792)
Cash and Equivalents at Beginning of Year.....    10,716     12,348     24,140
                                               ---------  ---------  ---------
Cash and Equivalents at End of Year........... $  20,569  $  10,716  $  12,348
                                               =========  =========  =========

  The changes in assets and liabilities, net of balances assumed through acquisitions, were as follows:

                                                 1994       1993       1992
                                               ---------  ---------  ---------
Decrease (Increase) in Assets:
  Receivables--net............................ $(125,001) $   5,835  $ (87,970)
  Inventories--net............................   (53,214)   (32,156)   (32,568)
  Prepaid expenses............................      (601)    (8,463)    80,133
  Other assets................................  (275,759)    31,609   (125,065)
Increase (Decrease) in Liabilities:
  Accounts payable............................    97,439     41,988     37,079
  Accrued compensation........................    28,603     (3,146)    22,108
  Current and deferred income taxes...........     6,095      4,773     (3,859)
  Deferred income taxes.......................    13,574      9,725     18,821
  Other accrued liabilities...................   (15,448)    (1,110)    53,748
  Other noncurrent liabilities................   (31,622)   (53,397)    (3,957)
                                               ---------  ---------  ---------
    Net Change in Assets and Liabilities...... $(355,934) $  (4,342) $ (41,530)
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              THOUSANDS OF DOLLARS

                                                    REACQUIRED
                              COMMON STOCK         COMMON STOCK
                          -------------------- ---------------------   RETAINED
                            SHARES     AMOUNT    SHARES     AMOUNT     EARNINGS     TOTAL
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1991......   79,304,400 $231,481 (1,629,549) $ (66,515) $1,565,420  $1,730,386
Net income..............                                                 234,659     234,659
Par value of common
 shares issued for stock
 split effective
 September 1, 1992......   79,304,400   99,131 (1,629,549)               (99,131)        --
Treasury stock
 purchases..............                         (967,370)   (28,298)                (28,298)
Cash dividends..........                                                 (79,242)    (79,242)
Cost of common shares
 issued under stock
 programs...............                          646,486     10,777       2,291      13,068
Translation adjustments.                                                 (21,596)    (21,596)
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1992......  158,608,800  330,612 (3,579,982)   (84,036)  1,602,401   1,848,977
Net income before
 cumulative effect of
 accounting changes.....                                                 178,920     178,920
Cumulative effect of
 change in accounting
 for:
  Other postretirement
   benefits, net of tax
   benefits.............                                                (127,700)   (127,700)
  Income taxes..........                                                  58,200      58,200
Treasury stock
 purchases..............                       (1,601,296)   (47,513)                (47,513)
Cash dividends..........                                                 (83,465)    (83,465)
Cost of common shares
 issued under stock
 programs...............                          730,511     15,255       4,438      19,693
Translation adjustments.                                                  (3,121)     (3,121)
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1993......  158,608,800  330,612 (4,450,767)  (116,294)  1,629,673   1,843,991
Net income..............                                                 268,603     268,603
Treasury stock
 purchases..............                       (1,958,193)   (57,363)                (57,363)
Cash dividends..........                                                 (92,352)    (92,352)
Cost of common shares
 issued under stock
 programs...............                          885,478     18,637       1,948      20,585
Translation adjustments.                                                  (5,095)     (5,095)
                          ----------- -------- ----------  ---------  ----------  ----------
Balance at
 December 31, 1994......  158,608,800 $330,612 (5,523,482) $(155,020) $1,802,777  $1,978,369
                          =========== ======== ==========  =========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation--The consolidated financial statements include the accounts of the company and its subsidiaries. Intercompany items and transactions are eliminated in consolidation.

  Nature of Operations--The operations of the company are in the information industry. The company provides a wide variety of print and print-related products and services for specific customers, virtually always under contract. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the production process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases and sells the paper.

  Cash and Equivalents--The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventories--Inventories include material, labor and factory overhead and are substantially carried at Last-In, First-Out (LIFO) cost. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead.

  Foreign Currency Translation--Gains and losses arising from the translation of the company's international subsidiaries' financial statements are reflected in Retained Earnings.

  Net Income Per Share of Common Stock--Net income per share is computed on the basis of average shares outstanding during each year. No material dilution would result if effect were given to the exercise of outstanding stock options and the vesting of stock units.

  Benefit Plans--The company's Retirement Benefit Plan (the Plan) is a non-contributory defined benefit plan covering substantially all domestic employees. Normal retirement age is 65 but provision is made for earlier retirement. As required, the company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In conjunction with this method, the company amortizes deferred gains and losses (using the corridor method), prior service costs and the transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation, as of January 1, 1987) over 19 years, representing the average remaining service life of its active employee population. For tax and funding purposes, the attained age normal actuarial cost method is used. Compared to the projected unit credit method, the attained age normal method attributes a greater proportion of the total retirement obligation to an employee's early years of service.

  Capitalization, Depreciation and Amortization--Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method based on useful lives of 15 to 33 years for buildings and 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls are capitalized as reductions to accumulated depreciation. When properties are retired or disposed, the costs and related depreciation reserves are eliminated and the resulting profit or loss is recognized in income. Goodwill ($558.0 million and $493.7 million, net of accumulated amortization, at December 31, 1994 and 1993, respectively) is amortized principally over periods ranging from 10 to 40 years. Other intangibles represent the cost of acquiring print contracts and volume guarantees and are amortized over the lives of the related agreements.

RESTRUCTURING CHARGE

  On January 25, 1993, Sears, Roebuck and Co., a customer, announced its decision to discontinue catalog operations during 1993. In response to Sears' announcement, the company incurred a one-time charge of

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

$60.8 million (net of the associated tax benefit) in the first quarter of 1993. The charge primarily covered the costs associated with closing the company's manufacturing facility in Chicago, Illinois, where the company produced the Sears catalogs.

INVENTORIES

  The components of the company's inventories as of December 31, 1994 and 1993, were as follows:

                                                               1994      1993
                                                             --------  --------
                                                               THOUSANDS OF
                                                                  DOLLARS
      Raw materials......................................... $165,615  $142,739
      Work in process.......................................  182,914   154,477
      Operating supplies....................................   51,372    32,192
      Progress billings.....................................  (45,523)  (40,299)
      LIFO reserve .........................................  (43,141)  (45,395)
                                                             --------  --------
          Total............................................. $311,237  $243,714
                                                             ========  ========

VOLUNTARY EMPLOYEES' BENEFICIARY ASSOCIATIONS

  The company maintains two Voluntary Employees' Beneficiary Associations (VEBAs), one to fund employee welfare benefits and one to fund postretirement medical and death benefits. The balances of the VEBAs (net of associated liabilities) are recorded in the accompanying Consolidated Balance Sheets, classified as current or noncurrent depending on the ultimate expected payment date of the underlying liabilities. As of December 31, 1994, a net current asset of $11.3 million was included in Prepaid Expenses representing the current position of the company's employee welfare benefit plans funded by one of the VEBAs ($9.8 million is included in Prepaid Expenses at December 31, 1993). The VEBA established to partially fund the company's liability for postretirement medical and death benefits ($156 million at December 31, 1994 and $135 million at December 31, 1993) is included in Other Noncurrent Liabilities as an offset to the related liability. For additional information, refer to the notes on "Other Retirement Benefits."

PROPERTY, PLANT AND EQUIPMENT

  The following table summarizes the components of property, plant and equipment (at cost):

                                                              1994       1993
                                                           ---------- ----------
                                                           THOUSANDS OF DOLLARS
      Land................................................ $   38,430 $   39,033
      Buildings...........................................    595,460    551,103
      Machinery and equipment.............................  3,074,954  2,771,119
                                                           ---------- ----------
          Total........................................... $3,708,844 $3,361,255
                                                           ========== ==========

COMMITMENTS AND CONTINGENCIES

  As of December 31, 1994, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $265.6 million. Of this total, $184.1 million has been contractually committed. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The company has operating lease commitments totaling $364.9 million and extending through various periods to 2009. The lease commitments total $49.2 million for 1995, range from $24.3 million to $44.3 million in each of the years 1996-1999 and total $177.3 million for years 2000 and thereafter.

  The company is not exposed to significant accounts receivable credit risk, due to the diversity of industry classification, distribution channels and geographic location of its customers. In addition, the company is a party to certain litigation (other than the matters described below) arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations of the company. The company also has future annual commitments to invest in various affordable housing limited partnerships which provide annual tax benefits and credits in amounts greater than the annual investments.

  The company has appealed a 1993 decision in the Federal Trade Commission
(FTC) challenge to the company's 1990 acquisition of the Meredith/Burda companies. A FTC administrative law judge found the acquisition has or may substantially lessen competition in an alleged "high-volume publication gravure printing" market and ordered the divestiture of the Meredith/Burda companies. The company's appeal has the effect of staying the divestiture order. The ruling is contrary to an earlier ruling by a Federal District Court which allowed the acquisition to be consummated. Company management continues to believe this acquisition was legally proper.

  On December 17, 1994, a purported class action seeking compensatory and punitive damages was filed in California state court against Metromail Corporation, a wholly-owned subsidiary of the company, alleging among other things, that inclusion of certain information in Metromail databases resulted in invasions of privacy in violation of laws. The case was removed from state court to the U.S. District Court for the Central District of California, and in an order dated March 8, 1995, the U.S. District Court dismissed the lawsuit on the joint motion of the parties. The U.S. District Court found, among other things, that the action was not legally maintainable as a class action.

RETIREMENT BENEFIT PLAN

  Net pension credits included in operating results for the Retirement Benefit Plan (the Plan) were:

                                                    1994      1993      1992
                                                  --------  --------  --------
                                                     THOUSANDS OF DOLLARS
Service cost..................................... $ 28,158  $ 25,097  $ 20,455
Interest cost on the projected benefit
 obligation......................................   51,604    47,295    43,252
Actual return on Plan assets.....................    3,858  (106,595)  (85,115)
Amortization of excess Plan net assets at
 adoption of SFAS No. 87 and deferrals--net......  (97,293)   20,306     5,127
                                                  --------  --------  --------
    Total........................................ $(13,673) $(13,897) $(16,281)
                                                  ========  ========  ========

  The actuarial computations that derived the above amounts assumed a discount rate on projected benefit obligations of 8.5% (7.5% at December 31, 1993 and 7.8% at December 31, 1992), an expected long-term rate of return on Plan assets of 9.5% and annual salary increases of 5%.

  Plan assets include primarily government and corporate debt securities and marketable equity securities, and, to a lesser extent, commingled funds, real estate and a group annuity contract purchased from a life

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES insurance company. The funded status and prepaid pension cost (included in Other Noncurrent Assets on the accompanying Consolidated Balance Sheets) are as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1994         1993
                                                      ------------ ------------
                                                        THOUSANDS OF DOLLARS
Fair value of Plan assets............................  $ 935,847    $ 962,153
                                                       ---------    ---------
Actuarial present value of benefit obligations:
  Vested.............................................    574,839      590,214
  Non-vested.........................................      9,354       10,488
                                                       ---------    ---------
Total accumulated benefit obligations................    584,193      600,702
Additional amounts related to projected wage
 increases...........................................     80,098       95,155
                                                       ---------    ---------
Projected benefit obligations for services rendered
 to date.............................................    664,291      695,857
                                                       ---------    ---------
Excess of Plan assets over projected benefit
 obligations.........................................    271,556      266,296
Unrecognized net deferrals...........................      4,948        6,385
Unrecognized net excess Plan assets to be amortized
 through the year 2005...............................   (108,347)    (118,197)
                                                       ---------    ---------
Prepaid Pension Costs................................  $ 168,157    $ 154,484
                                                       =========    =========

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

  Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires companies to charge to expense the expected costs of postretirement health care and life insurance (and similar benefits) during the years that the employees render service. Previously, such costs were expensed as actual claims were paid. The company elected to immediately recognize the transition obligation for future benefits to be paid related to past employee services, resulting in a noncash charge of $207.8 million before deferred income tax benefits ($127.7 million after-tax or $0.82 per share) that represents the cumulative effect of the change in accounting for the years prior to 1993.

  The net accrual-basis expense for postretirement benefits during 1994 and 1993 included the following components:

                                                                1994     1993
                                                              --------  -------
                                                                THOUSANDS OF
                                                                  DOLLARS
      Service cost........................................... $ 11,807  $11,580
      Interest cost on the projected benefit obligations.....   18,532   17,486
      Actual return on assets................................   (1,296)  (5,545)
      Deferrals--net.........................................  (11,113)  (3,832)
                                                              --------  -------
          Total.............................................. $ 17,930  $19,689
                                                              ========  =======

  The above table does not include a $23 million charge for postretirement medical benefits associated with the closing of the company's Chicago manufacturing facility; such amount was included in the 1993 restructuring charge (see separate note above). The expense for postretirement medical and death benefits for 1992 (recognized on a cash basis) was $12.4 million.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The liability (included in Other Noncurrent Liabilities on the accompanying Consolidated Balance Sheets) for postretirement benefits, net of the partial funding, is as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1994         1993
                                                      ------------ ------------
                                                        THOUSANDS OF DOLLARS
Actuarial present value of benefit obligations:
  Retirees...........................................  $ 136,854    $ 152,334
  Fully eligible active plan participants............      7,056        4,413
  Other active plan participants.....................     65,595       87,077
                                                       ---------    ---------
Total accumulated benefit obligations................    209,505      243,824
Fair value of Plan assets............................   (156,416)    (134,731)
Unrecognized net deferrals...........................     37,542         (805)
                                                       ---------    ---------
Excess of Accumulated Benefit Obligations Over Plan
 Assets..............................................  $  90,631    $ 108,288
                                                       =========    =========

  The actuarial computations assumed a discount rate of 8.5% (7.5% at December 31, 1993) to determine the accumulated postretirement benefit obligation, an expected long-term rate of return on plan assets of 9.0% and a health care cost trend rate of 7.8% initially, declining gradually to 5.4% in 2023 and thereafter, to measure the accumulated postretirement benefit obligation.

  Effective January 1, 1993, certain features of the plan were amended. For future retirees, the company introduced retiree cost-sharing and implemented programs intended to stem rising costs. Also, the company has adopted a provision which limits its future obligation to absorb health care cost inflation. The features of the new plan provisions have been reflected in the assumed health care cost trend rate disclosed above. However, a one percentage point increase in the assumed health care cost trend rate would increase the 1994 postretirement benefit expense (service cost and interest cost) by $2 million and the accumulated postretirement benefit obligation as of December 31, 1994 by $11.6 million.

INCOME TAXES

  Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires, among other things, the application of current statutory income tax rates in computing deferred income tax balances. In the first quarter of 1993, the company recognized the cumulative effect, through January 1, 1993, of the accounting change, reflecting the difference between current statutory tax rates and the generally higher rates that were used to establish the deferred income tax balances, resulting in noncash income of $58.2 million (equivalent to $0.37 per share).

  Cash payments for income taxes were $101.6 million, $75.2 million and $105.9 million in 1994, 1993 and 1992, respectively. The components of income tax expense for the years ending December 31, 1994, 1993 and 1992, were as follows:

                                                        1994    1993     1992
                                                      -------- ------- --------
                                                        THOUSANDS OF DOLLARS
      Federal
        Current...................................... $ 79,483 $72,049 $108,494
        Deferred*....................................   23,218   7,339   (5,966)
      State..........................................   23,700  18,254   23,827
                                                      -------- ------- --------
          Total...................................... $126,401 $97,642 $126,355
                                                      ======== ======= ========

--------
  *The 1993 deferred income tax expense includes $6.2 million for the one-time adjustment of previously recorded deferred taxes due to the increase in the U.S. statutory rate.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The significant deferred tax assets and liabilities at December 31, 1994 and 1993, were as follows:

                                                              1994      1993
                                                            --------- ---------
                                                            MILLIONS OF DOLLARS
      Deferred tax liabilities:
        Accelerated depreciation........................... $     206 $     176
        Investments in safe harbor leases..................        37        46
        Pensions...........................................        61        57
        Other..............................................        65        72
                                                            --------- ---------
          Total deferred tax liabilities...................       369       351
                                                            --------- ---------
      Deferred tax assets:
        Postretirement benefits............................        36        43
        Accrued liabilities................................        25        34
        Other..............................................        37        15
                                                            --------- ---------
          Total deferred tax assets........................        98        92
                                                            --------- ---------
      Net Deferred Tax Liabilities......................... $     271 $     259
                                                            ========= =========

  The following table outlines the reconciling differences between the U.S. statutory tax rates and the rates used by the company in the determination of net income:

                                                              1994  1993  1992
                                                              ----  ----  ----
Federal statutory rate....................................... 35.0% 35.0% 34.0%
State and local income taxes, net of U.S. federal income tax
 benefit.....................................................  3.9   4.3   4.4
Differences resulting from purchase accounting...............  1.3   2.0   1.1
Benefits resulting from life insurance programs.............. (4.7) (5.5) (3.2)
Affordable housing investment credits........................ (3.1) (2.5)  --
Other........................................................ (0.4) (0.2) (1.3)
                                                              ----  ----  ----
Subtotal..................................................... 32.0  33.1  35.0
Adjustment of deferred taxes for the increase in the U.S.
 federal statutory income tax rate...........................  --    2.2   --
                                                              ----  ----  ----
    Total.................................................... 32.0% 35.3% 35.0%
                                                              ====  ====  ====

DEBT FINANCING AND INTEREST EXPENSE

  The company's debt at December 31, consisted of the following:

                                                               1994      1993
                                                            ---------- --------
                                                               THOUSANDS OF
                                                                  DOLLARS
9.125% Debentures due December 1, 2000..................... $  199,574 $199,502
7.0% Notes due January 1, 2003.............................    109,686  109,647
8.875% Debentures due April 15, 2021.......................    149,652  149,638
Medium term Notes..........................................    200,000      --
Commercial paper...........................................    484,061  218,664
Other......................................................    101,759   33,399
                                                            ---------- --------
    Total.................................................. $1,244,732 $710,850
                                                            ========== ========

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company's debt approximates its book value at December 31, 1994. The company's notes and debentures are not actively traded and contain no call provisions.

  At December 31, 1994, the company had an available credit facility of $550 million with a group of domestic and foreign banks. The credit arrangement provides support for the issuance of commercial paper and other credit needs. Borrowings under the facility (none during the past two years) bear interest at various rates not exceeding the banks' prime rates. The company pays an annual fee of 0.07% on the total unused credit facility. At December 31, 1994, the company had an effective shelf registration statement permitting it to issue, from time to time, up to $300 million in debt securities. Under shelf registration statements, the company issued $200 million of medium term notes during the fourth quarter of 1994. The notes bear interest at rates ranging between 7.01% and 7.96% (with a weighted average interest rate of 7.55%) with maturities as follows: 1997--$91 million, 1998--$5 million and 1999--$104 million. The proceeds from these issues were used to retire commercial paper debt.

  At December 31, 1994, the company had $538.6 million of commercial paper and short-term debt outstanding, of which $32.4 million represents management's current estimate of the 1995 net repayment. The remaining $506.2 million is classified as long term since the company has the ability and intent to maintain such debt on a long-term basis. The weighted average interest rate on all commercial paper debt outstanding during 1994 was 4.3% (6.0% at December 31, 1994).

  The following table summarizes interest expense included in the Consolidated Statements of Income:

                                                      1994     1993     1992
                                                    --------  -------  -------
                                                      THOUSANDS OF DOLLARS
Interest incurred.................................. $ 63,726  $51,922  $43,882
Amount capitalized as property, plant and
 equipment.........................................  (10,233)  (6,486)  (5,223)
                                                    --------  -------  -------
    Total.......................................... $ 53,493  $45,436  $38,659
                                                    ========  =======  =======

  Interest paid, net of capitalized interest, was $51.8 million, $42.9 million and $38.4 million in 1994, 1993 and 1992, respectively.

STOCK AND INCENTIVE PROGRAMS FOR MANAGEMENT EMPLOYEES

  Stock Unit Awards and Restricted Stock Awards--At December 31, 1994 and 1993, the company had outstanding 10,000 and 80,000 stock units, respectively, which had been granted to officers and selected managers prior to 1990. Certain of these units are payable upon or subsequent to termination of employment and others are payable upon vesting, normally five years after the date of grant. Payment of these awards will be made in shares of common stock equal to the number of units awarded, in cash equal to the market value at the date of distribution, or a combination thereof, at the company's option. The expense for these grants was recognized in the year granted. When an award of stock units is paid, the recipient will receive an additional amount in cash equal to dividends paid on an equivalent number of shares of common stock during the vesting period, plus interest. The values of the dividends and interest accounts were $46,000 and $232,000 at December 31, 1994 and 1993, respectively.

  At December 31, 1994 and 1993, the company had outstanding 328,000 and 275,000, respectively, restricted shares granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for five years from the grant date. Dividends on the restricted shares are paid currently to the recipients and, accordingly, the restricted shares are treated as outstanding shares. The expense of the grant is recognized evenly over the vesting period.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The value of the stock units and restricted stock awards was $10.0 million and $11.0 million based upon the closing price of the company's stock at each year end ($29.50 and $31.13 at December 31, 1994 and 1993, respectively). Charges to expense for both stock plans were $1.5 million, $1.1 million and $1.2 million in 1994, 1993 and 1992, respectively.

  Stock Purchase Plan--The company has a stock purchase plan for selected managers and key staff employees. Under the plan, the company is required to contribute an amount equal to 70% of participants' contributions, of which 50% is applied to the purchase of stock and 20% is paid in cash. The number of shares required for the plan for the year 1994 will depend upon the extent to which eligible participants subscribe during the subscription period in the first quarter of 1995 and the price of the stock on March 16, 1995. Amounts charged to expense for this plan were $6.1 million, $6.2 million, and $5.8 million in 1994, 1993 and 1992, respectively.

  Incentive Compensation Plans--The company has incentive compensation plans covering selected officers. Amounts charged to expense for supplementary compensation ($3.3 million in 1994, $2.6 million in 1993 and $2.7 million in 1992), are determined from the level of achievement of performance measures related to earnings, margins and returns applied to the participants' base salaries. Similar incentive and gain sharing compensation plans exist for other officers, managers, supervisors and production employees.

  Stock Options--The company has granted stock options annually from 1983 to 1994. Exercise prices are 100% of the market price of common stock on the date of grant. The employee options vest over three, four or five years and may be exercised, once vested, up to ten years from the date of grant. Under the 1991 Stock Incentive Plan, a maximum of 1.2 million shares were available for future grants of stock options and restricted stock awards as of December 31, 1994. Information relating to stock options, which includes 2.4 million shares granted under a broad base stock option program for non-management employees, for the years ended December 31 is shown below.

                                     1994                        1993
                          --------------------------- --------------------------
                          NUMBER OF  PER SHARE OPTION NUMBER OF PER SHARE OPTION
                            SHARES   ON DATE OF GRANT  SHARES   ON DATE OF GRANT
                          ---------- ---------------- --------- ----------------
Stock options granted...   4,016,500 $28.44 to $30.94 1,399,200 $28.94 to $30.19
Stock options canceled
 or expired.............     274,220 $19.63 to $31.38    17,040 $19.63 to $31.38
Stock options exercised.     370,627 $11.44 to $23.94   248,201 $11.00 to $23.94
At end of year:
  Stock options
   outstanding..........  11,056,758 $15.66 to $31.38 7,685,105 $11.44 to $31.38
  Stock options
   exercisable..........   4,764,756 $15.66 to $31.38 3,850,079 $11.44 to $31.38

  Other Information--Under the stock programs, authorized unissued shares or treasury shares may be used. If authorized unissued shares are used, not more than 11.3 million shares may be issued in the aggregate. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

EMPLOYEE STOCK OWNERSHIP PLAN

  Contributions to the company's Employee Stock Ownership Plan were discontinued in response to the change in tax law that eliminated the previously available tax credit. Under this plan, 1.2 million shares are held in trust as of December 31, 1994, for formerly eligible employees. There are no charges to operations for this plan, except for certain administrative expenses.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

STOCK SPLIT

  On July 23, 1992, the Board of Directors declared a 2-for-1 common stock split. The split was completed on September 1, 1992, by the distribution of one share of common stock, par value $1.25 per share, for each share held by stockholders of record on August 7, 1992. Information relating to stock options, stock units, reacquired common stock, the Shareholders Rights Plan, and the net income and dividends per share included in the Consolidated Financial Statements and related notes reflects the stock split.

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

  The rights become exercisable ten days after a public announcement that an acquiring person (as defined in the Plan) has acquired 20% or more of the outstanding common stock of the company (the Stock Acquisition Date) or ten days after the commencement of a tender offer which would result in a person owning 30% or more of such shares. The company can redeem the rights for $.05 per right at any time until twenty days following the Stock Acquisition Date (the 20-day period can be shortened or lengthened by the company). The rights will expire on August 8, 1996 unless redeemed earlier by the company.

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

ACQUISITIONS

  The company made several acquisitions, joint venture and equity investments in 1994, 1993 and 1992, none of which, either individually or in the aggregate, were material to the company's financial statements. The acquisitions were accounted for using the purchase method; accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at their respective dates of acquisition.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

GEOGRAPHIC SEGMENTS

  The following table summarizes the company's results of operations and identifiable assets, as of and for the years ended December 31, 1994, 1993 and 1992:

                                                1994        1993        1992
                                             ----------  ----------  ----------
                                                   THOUSANDS OF DOLLARS
Net sales:
  Domestic.................................. $4,343,477  $3,999,367  $3,844,053
  Foreign...................................    553,395     390,282     349,941
  Less transfers between geographic areas...     (8,086)     (1,888)       (922)
                                             ----------  ----------  ----------
    Total................................... $4,888,786  $4,387,761  $4,193,072
                                             ==========  ==========  ==========
Earnings from operations:
  Domestic*................................. $  497,120  $  362,364  $  436,522
  Foreign...................................      4,118        (598)      1,766
  Corporate and other expenses--net.........    (41,807)    (36,159)    (32,787)
                                             ----------  ----------  ----------
    Total................................... $  459,431  $  325,607  $  405,501
                                             ==========  ==========  ==========
Identifiable assets:
  Domestic.................................. $3,719,974  $3,186,229  $3,023,177
  Foreign...................................    541,614     307,727     264,452
  Investment in unconsolidated affiliates...     80,580      74,188      53,646
  Corporate and other.......................    109,975      85,882      68,972
                                             ----------  ----------  ----------
    Total................................... $4,452,143  $3,654,026  $3,410,247
                                             ==========  ==========  ==========

--------
*1993 domestic earnings from operations includes a $90 million restructuring charge recorded during the first quarter of 1993 related primarily to the closing of the company's Chicago manufacturing facility.

  Sales to affiliates are at negotiated prices based on specific market conditions. Earnings from operations is net sales less cost of sales, selling and administrative expenses, assessments to operating units for various corporate expenses and goodwill amortization. In computing earnings from operations, none of the following items has been added or deducted: interest expense, income taxes and equity in income from unconsolidated investees. Identifiable assets are those assets of the company that are identified with the operations in each geographic area. Corporate and other assets are principally investments.

  Since December 31, 1991, foreign identifiable assets have grown 113%, which is attributable to acquisitions, new locations and expansions of existing businesses. Significant investments have been made in China, Poland, Ireland, Singapore, United Kingdom, Japan, Korea, Australia, France, Germany, Mexico and South America resulting in sales gains from the introduction of the company's products to international markets and the creation of new products and services by the foreign segment. Most of these operations remain in their start-up and expansion phases and accordingly, the growth in foreign net sales (113% since
1991) has outpaced the growth in foreign operating earnings due to normal but significant start-up costs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
R. R. Donnelley & Sons Company:

  We have audited the accompanying consolidated balance sheets of R. R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of R. R. Donnelley & Sons Company and Subsidiaries as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years ended December 31, 1994, in conformity with generally accepted accounting principles.

  As explained in the Notes to Consolidated Financial Statements, effective January 1, 1993, the company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.

                                          Arthur Andersen LLP

Chicago, Illinois
January 26, 1995 (except with
 respect to the matter
 discussed in paragraph 5 in
 the Commitments and
 Contingencies footnote, as to
 which the date is March 8,
 1995)

                    UNAUDITED INTERIM FINANCIAL INFORMATION

                   THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA

                                        YEAR ENDING DECEMBER 31
                         -------------------------------------------------------
                           FIRST       SECOND     THIRD      FOURTH      FULL
                          QUARTER     QUARTER    QUARTER    QUARTER      YEAR
                         ----------  ---------- ---------- ---------- ----------
1994
Net sales............... $1,070,877  $1,117,338 $1,242,973 $1,457,598 $4,888,786
Gross profit............    193,853     217,819    255,046    283,574    950,292
Net income..............     42,796      58,338     80,070     87,399    268,603
Net income per common
 share..................       0.28        0.38       0.52       0.57       1.75
1993
Net sales............... $  960,341  $  993,964 $1,123,848 $1,309,608 $4,387,761
Gross profit............    174,835     195,351    232,022    267,385    869,593
Net income (loss) from
 operations before
 cumulative effect of
 accounting changes.....    (22,108)     52,771     69,451     78,806    178,920
Cumulative effect of
 accounting changes.....    (69,500)         --         --         --    (69,500)
Net income (loss).......    (91,608)     52,771     69,451     78,806    109,420
Per common share
  Net income (loss) from
   operations before
   cumulative effect of
   accounting changes...      (0.14)       0.34       0.45       0.51       1.16
  Cumulative effect of
   accounting changes...      (0.45)         --         --         --      (0.45)
  Net income (loss).....      (0.59)       0.34       0.45       0.51       0.71

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders of R. R. Donnelley & Sons Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 26, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements and financial statement schedule is the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 26, 1995

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

  Transactions affecting the allowances for doubtful accounts during the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                     1994      1993      1992
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
      Allowance for trade receivable losses:
       Balance, beginning of year................  $ 14,795  $ 17,745  $ 23,928
       Balance, acquired companies at acquisi-
        tion.....................................     5,257       312     1,066
       Provisions charged to income..............    14,047    22,658    12,931
                                                   --------  --------  --------
                                                     34,099    40,715    37,925
       Uncollectible accounts written off, net of
        recoveries...............................   (14,931)  (25,920)  (20,180)
                                                   --------  --------  --------
       Balance, end of year......................  $ 19,168  $ 14,795  $ 17,745
                                                   ========  ========  ========


INDEX TO EXHIBITS*

                                  DESCRIPTION                        EXHIBIT NO.
                                  -----------                        ----------
    Certificate of Incorporation(10)...............................      3(i)(a)
    Certificate of Stock Designation filed as Exhibit A to the
     Rights Agreement dated July 24, 1986 between R. R. Donnelley
     & Sons Company and Morgan Shareholder Services Trust Compa-
     ny(2).........................................................      3(i)(b)

    By-Laws........................................................      3(ii)(a)
    Amendment to By-Laws adopted January 26, 1995..................      3(ii)(b)
    Form of Rights Agreement, dated as of July 24, 1986 between
     R.R. Donnelley & Sons Company and Morgan Shareholder Services
     Trust Company(2)..............................................      4(a)

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


    Instruments Defining the Rights of Security Holders(1).........      4(c)

    Indenture dated as of November 1, 1990 between the Company and
     Citibank, N.A. as Trustee(8)..................................      4(d)


    Credit Agreement dated December 21, 1994 among R. R. Donnelley
     & Sons Company, the Banks named therein and Citibank, N.A.,
     as Administrative Agent.......................................      4(e)


    Directors' Retirement Benefit Plan, as amended(6)**............     10(a)

    Directors' Deferred Compensation Agreement(12)**...............     10(b)

    Donnelley Shares Stock Option Plan, as amended.................     10(c)

    1993 Stock Ownership Plan for Non-Employee Directors(9)**......     10(d)

    Senior Management Annual Incentive Plan, as amended(8)**.......     10(e)

    Form of Severance Agreement for Senior Officers, as amend-
     ed(12)**......................................................     10(f)

    1993 Stock Purchase Plan for Selected Managers and Key Staff
     Employees, as amended(13)**...................................     10(g)


    1981 Stock Incentive Plan(5)**.................................     10(h)

    1986 Stock Incentive Plan(5)**.................................     10(i)

    1991 Stock Incentive Plan, as amended(11)**....................     10(j)

    1995 Stock Incentive Plan**....................................     10(k)

    Form of premium priced option agreement with certain executive
    officers**.....................................................     10(l)

    Unfunded Supplemental Benefit Plan(8)**........................     10(m)

    Amendment to Unfunded Supplemental Benefit Plan adopted on
     April 25, 1991(7)**...........................................     10(n)

    Agreement with John R. Walter for 1988 award of stock
     units(3)**....................................................     10(o)
    Statement of Computation of Ratio of Earnings to Fixed
     Charges.......................................................     12
    Subsidiaries of R. R. Donnelley & Sons Company.................     21
    Consent of Independent Public Accountants dated March 27,
     1995..........................................................     23

    Financial Data Schedule........................................     27

--------
    *Filed with the Securities and Exchange Commission. Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
    **Management contract or compensatory plan or arrangement.

    (1) Instruments, other than that described in 4(d) and 4(e), defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

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

    (8) Filed as Exhibit with Form SE filed on March 26, 1992 and incorporated herein by reference.
    (9) Filed as Exhibit with Form SE filed on March 30, 1993 and incorporated herein by reference.
    (10) Filed on May 14, 1993 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.
    (11) Filed on November 12, 1993 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.
    (12) Filed on March 28, 1994 as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.
    (13) Filed on November 14, 1994 as Exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.