Form 10-Q
period 1995-03-31
DONNELLEY R R & SONS CO
filed 1995-05-12
CIK 29669

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF APRIL 30, 1995                                    153,501,871

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                       PAGE
                                  INDEX                              NUMBER(S)
                                  -----                              ---------
      Condensed Consolidated Statements of Income (Unaudited) for
       the three months ended March 31, 1995 and 1994...............      3
      Condensed Consolidated Balance Sheets as of March 31, 1995
       (Unaudited) and December 31, 1994............................    4-5
      Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the three months ended March 31, 1995 and 1994...........      6
      Notes to Condensed Consolidated Financial Statements (Unau-
       dited).......................................................      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

      Results of Operations--Comparison of First Quarter 1995 to
       First Quarter 1994...........................................      8
      Changes in Financial Condition................................      8

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                           1995        1994
                                                        ----------- -----------
Net sales.............................................. $ 1,318,089 $ 1,070,877
Cost of sales..........................................   1,088,274     877,024
                                                        ----------- -----------
Gross profit...........................................     229,815     193,853
Selling and administrative expenses....................     135,355     115,150
                                                        ----------- -----------
Earnings from operations...............................      94,460      78,703
Interest expense.......................................      22,584      11,728
Other expense--net.....................................       2,991       4,040
                                                        ----------- -----------
Earnings before income taxes...........................      68,885      62,935
Provision for income taxes.............................      22,043      20,139
                                                        ----------- -----------
Net income............................................. $    46,842 $    42,796
                                                        =========== ===========
Per common share:
  Net income........................................... $      0.31 $      0.28
                                                        =========== ===========
  Cash dividends....................................... $      0.16 $      0.14
                                                        =========== ===========
Average shares outstanding............................. 153,123,000 154,275,000
                                                        =========== ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1995 AND DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

                                  ASSETS
                                                         1995       1994
                                                      ---------- ----------
  Cash and equivalents............................... $   14,511 $   20,569
  Receivables, less allowance for doubtful accounts
   of $20,170 and $19,168 at March 31, 1995 and
   December 31, 1994, respectively...................    987,890    987,520
  Inventories, principally at LIFO cost..............    365,072    311,237
  Prepaid expenses...................................     74,028     34,004
                                                      ---------- ----------
    Total current assets.............................  1,441,501  1,353,330
                                                      ---------- ----------
  Property, plant and equipment, at cost.............  3,804,477  3,708,844
  Accumulated depreciation...........................  1,919,839  1,852,084
                                                      ---------- ----------
    Net property, plant and equipment................  1,884,638  1,856,760
  Goodwill and other intangibles--net................    884,660    887,071
  Other noncurrent assets............................    402,803    354,982
                                                      ---------- ----------
    Total assets..................................... $4,613,602 $4,452,143
                                                      ========== ==========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1995 AND DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       1995        1994
                                                    ----------  ----------
  Accounts payable................................. $  414,043  $  422,703
  Accrued compensation.............................     78,238     107,167
  Short-term debt..................................     32,400      32,400
  Current and deferred income taxes................     83,298      46,912
  Other accrued liabilities........................    207,782     192,668
                                                    ----------  ----------
    Total current liabilities......................    815,761     801,850
                                                    ----------  ----------
  Long-term debt...................................  1,327,510   1,212,332
  Deferred income taxes............................    292,448     286,904
  Other noncurrent liabilities.....................    175,533     172,688
  Shareholders' equity:
    Common stock, at stated value..................    330,612     330,612
    Retained earnings, net of cumulative
     translation adjustments of $24,223 and $18,235
     at March 31, 1995 and December 31, 1994,
     respectively..................................  1,823,164   1,802,777
    Reacquired common stock, at cost...............   (151,426)   (155,020)
                                                    ----------  ----------
        Total shareholders' equity.................  2,002,350   1,978,369
                                                    ----------  ----------
        Total liabilities and shareholders' equity. $4,613,602  $4,452,143
                                                    ==========  ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31

                             (THOUSANDS OF DOLLARS)

                                                            1995       1994
                                                          ---------  ---------
Cash flows provided by (used in) operating activities:
  Net income............................................. $  46,842  $  42,796
  Depreciation and amortization..........................    92,178     76,124
  Net change in assets and liabilities...................  (100,835)   (70,370)
  Other..................................................    (7,239)     1,951
                                                          ---------  ---------
Net cash provided by operating activities................    30,946     50,501
                                                          ---------  ---------
Cash flows used for investing activities:
  Capital expenditures...................................  (107,683)  (113,922)
  Other investments including acquisitions, net of cash
   acquired..............................................   (21,184)   (13,112)
                                                          ---------  ---------
Net cash used for investing activities...................  (128,867)  (127,034)
                                                          ---------  ---------
Cash flows from (used for) financing activities:
  Net increase in borrowings.............................   115,178     96,976
  Disposition of reacquired common stock.................    20,836     16,270
  Acquisition of common stock............................   (13,233)    (6,696)
  Cash dividends on common stock.........................   (24,476)   (21,588)
                                                          ---------  ---------
Net cash from financing activities.......................    98,305     84,962
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..    (6,442)     2,425
                                                          ---------  ---------
Net increase (decrease) in cash and equivalents..........    (6,058)    10,854
Cash and equivalents at beginning of period..............    20,569     10,716
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  14,511  $  21,570
                                                          =========  =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1994 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1994 annual report on Form 10-K.

  The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods.

  Note 2. Components of the company's inventories at March 31, 1995 and December 31, 1994 were as follows:

                                                              (THOUSANDS OF
                                                                DOLLARS)
                                                          ----------------------
                                                           MARCH    DECEMBER 31,
                                                          31, 1995      1994
                                                          --------  ------------
Raw materials............................................ $207,486    $165,615
Work in process..........................................  188,743     182,914
Operating supplies.......................................   54,791      51,372
Progress billings........................................  (41,307)    (45,523)
LIFO reserve.............................................  (44,641)    (43,141)
                                                          --------    --------
    Total inventories.................................... $365,072    $311,237
                                                          ========    ========

  Note 3. The following provides supplemental cash flow information:

                                                              (THOUSANDS OF
                                                                DOLLARS)
                                                          ----------------------
                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                          ----------------------
                                                            1995        1994
                                                          --------  ------------
Interest paid, net of capitalized interest............... $ 12,314    $  5,731
Income taxes paid........................................ $  5,496    $ 10,424

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--COMPARISON OF FIRST QUARTER 1995 TO FIRST QUARTER 1994

  Net sales increased 23.1% from the prior year reflecting increased material sales, strong demand across most business units and continued growth in foreign operations. Approximately one-half of the first quarter revenue growth was related to higher materials sales, mainly paper provided to customers. Higher volume in the quarter was also attributed to increased demand in telecommunications, primarily from the start-up of the recently announced Southwestern Bell contract, and in book publishing services. Net sales from foreign operations were 70% higher than the prior year and represented more than 13% of consolidated sales in the quarter. The growth in foreign sales reflected volume increases and new operations in Europe, Asia and Latin America. Strong growth in foreign sales is expected to continue throughout 1995.

  Gross profit increased 18.6%, reflecting higher volume partially offset by higher depreciation and amortization, increased start-up expenses associated with recent capital expenditures and the impact of higher paper costs, which are generally recovered, but at low margins. Tight market conditions for certain grades of paper are expected to continue for the remainder of 1995, but are not expected to have a significant impact on the company due to guaranteed quantity allocations from suppliers coupled with the company's production efficiencies and ability to substitute different grades of paper. Selling and administrative expenses were 17.5% higher than the prior year, due to higher volume, recent expansions and new operations. Earnings from operations increased 20% over the prior year, reflecting the slightly lower ratio of selling and administrative expenses to gross profit. Interest expense increased $10.9 million resulting from both higher debt balances to fund acquisitions and expansions and higher interest rates. Net income grew 9.5%, primarily due to volume increases, partially offset by higher interest expense. Earnings per share were $0.31, up 10.7%, reflecting net income growth and fewer average shares outstanding.

  On April 21, 1995, the company merged its Global Software Services business unit with Corporate Software Inc. to form Stream International Inc. ("Stream"), the world's largest manufacturer and reseller of computer software and related services. The company owns approximately 80% of Stream and will account for the merger as a purchase. The merger will add an estimated $400 million to consolidated net sales in 1995 and is expected to have no material impact on consolidated net income in 1995. Management expects the merger to have a positive effect on consolidated sales and net income in 1996.

CHANGES IN FINANCIAL CONDITION

  With the growth in cash flow and the credit facilities and shelf registration discussed below, management believes the company has the financial strength and flexibility to fund current operations and growth. Net income plus depreciation and amortization was $139.0 million, up 16.9% from the prior year.

  Capital expenditures during the first three months totaled $107.7 million, including purchases of new equipment to meet the growing needs of present and new customers and expansion of manufacturing plants. Full year capital spending is expected to be $400 million. Working capital increased $74.3 million from December 31, 1994, due to increased inventories to support business growth and higher paper prices, higher prepaid expenses (relating to VEBA payments and deposits for paper) and lower accrued compensation (reflecting higher year-end commission and bonus accruals), which were partially offset by higher deferred tax liabilities.

  At March 31, 1995, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. At March 31, 1995, the company had an effective shelf registration statement permitting it to issue, from time to time, up to $300 million of debt securities in the form of medium-term notes. The company also had an effective shelf registration statement permitting it to issue, from time to time, up to an additional $500 million of debt securities. The company has no current intention to issue debt securities under the latter registration statement in 1995.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  In January, 1995, an administrative complaint by the U.S. Environmental Protection Agency Region V ("Region V") seeking $304,500 in penalties was filed against the company's Warsaw, Indiana facility alleging violations of the Resource Conservation and Recovery Act. The complaint alleges that filtercake from wastewater treatment operations was mischaracterized by the company as non-hazardous waste. The complaint also alleges failure to give certain land disposal restriction notices. The company subsequently submitted evidence to Region V that the proper notifications were given in all but two instances, and Region V has requested that the allegations relating to those notices be dropped. Region V has also filed a Motion for Accelerated Decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a) The company held its Annual Meeting of Stockholders on March 23, 1995.

  (b) The following matters were voted upon at the Annual Meeting of
Stockholders:

    1. The election of the nominees for Directors of the First Class who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 1998 was voted on by the stockholders. The nominees, all of whom were elected, were: Martha Layne Collins, Charles C. Haffner III, Richard M. Morrow, H. Blair White and Stephen M. Wolf. The Inspectors of Election certified the following vote tabulations:

                                                      FOR     WITHHELD NON-VOTES
                                                  ----------- -------- ---------
      Martha Layne Collins....................... 131,663,241 939,602       0
      Charles C. Haffner III..................... 131,653,126 949,717       0
      Richard M. Morrow.......................... 131,684,025 918,818       0
      H. Blair White............................. 131,681,694 921,149       0
      Stephen M. Wolf............................ 131,603,406 999,437       0

    2. The 1995 Stock Incentive Plan proposed by the company was approved by the stockholders. The Inspectors of Election certified the following vote tabulations:

            FOR                AGAINST                     ABSTAIN                   NON-VOTES
            ---                -------                     -------                   ---------
        108,513,928           23,570,297                   518,618                      0

    3. A stockholder proposal requesting that the company endorse the Coalition for Environmentally Responsible Economies (CERES) Principles was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

           FOR                AGAINST                    ABSTAIN                  NON-VOTES
           ---                -------                    -------                  ---------
        10,877,180          104,259,327                 8,913,048                 8,553,288

    4. A stockholder proposal regarding the company's maquiladora operations was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

           FOR               AGAINST                    ABSTAIN                   NON-VOTES
           ---               -------                    -------                   ---------
        9,669,154          103,476,477                 10,903,924                 8,553,288

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

      2        Contribution Agreement, dated as of April 21, 1995, among
               R. R. Donnelley & Sons Company, R. R. Donnelley Global
               Software Services Corp., and Software Holdings, Inc.*
     12        Statement of Computation of Ratio of Earnings to Fixed
               Charges
     27        Financial Data Schedule.

- --------
*The company agrees to furnish copies of omitted exhibits and schedules to the Securities and Exchange Commission upon request.

  (b) A current Report on Form 8-K was filed during the first quarter of 1995. The Report was dated February 21, 1995 and included item 5, "Other Events," and item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," including the following financial statements:

    R. R. Donnelley & Sons Company--Certain Financial Information as of and for the Year Ended December 31, 1994:

    --Consolidated Statements of Income
    --Consolidated Balance Sheets
    --Consolidated Statements of Cash Flows
    --Consolidated Statements of Shareholders' Equity
    --Notes to Consolidated Financial Statements
    --Report of Independent Public Accountants
    --Management's Discussion and Analysis of Results of Operations --Management's Discussion and Analysis of Financial Condition

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          R. R. Donnelley & Sons Company

                                                  /s/ Peter F. Murphy
                                          By __________________________________
                                                      Peter F. Murphy
                                                        Controller
                                                  (Authorized Officer and
                                                 Chief Accounting Officer)

         May 12, 1995
Date __________________________