Form 10-Q
period 1995-06-30
DONNELLEY R R & SONS CO
filed 1995-08-11
CIK 29669

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF JULY 31, 1995                                  153,617,459

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                         PAGE
                                   INDEX                               NUMBER(S)
                                   -----                               ---------
      Condensed Consolidated Statements of Income (Unaudited) for the
       three and six month periods ended June 30, 1995 and 1994......       3
      Condensed Consolidated Balance Sheets as of June 30, 1995
       (Unaudited) and December 31, 1994.............................     4-5
      Condensed Consolidated Statements of Cash Flows (Unaudited) for
       the six months ended June 30, 1995 and 1994...................       6
      Notes to Condensed Consolidated Financial Statements (Unau-
       dited)........................................................       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

      Results of Operations--Comparison of Second Quarter and First
       Half 1995 to 1994.............................................       8
      Changes in Financial Condition.................................       9
      Recent Developments............................................       9

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30                   JUNE 30
                             ------------------------- -------------------------
                                 1995         1994         1995         1994
                             ------------ ------------ ------------ ------------
Net sales..................  $  1,490,633 $  1,117,338 $  2,808,722 $  2,188,215
Cost of sales..............     1,212,501      899,519    2,300,775    1,776,543
                             ------------ ------------ ------------ ------------
Gross profit...............       278,132      217,819      507,947      411,672
Selling and administrative
 expenses..................       155,485      118,120      290,840      233,270
                             ------------ ------------ ------------ ------------
Earnings from operations...       122,647       99,699      217,107      178,402
Interest expense...........        27,246       12,472       49,830       24,199
Other expense--net.........           605        1,435        3,596        5,476
                             ------------ ------------ ------------ ------------
Earnings before income
 taxes.....................        94,796       85,792      163,681      148,727
Provision for income taxes.        30,335       27,454       52,378       47,593
                             ------------ ------------ ------------ ------------
Net income.................  $     64,461 $     58,338 $    111,303 $    101,134
                             ============ ============ ============ ============
Per common share:
  Net income...............  $       0.42 $       0.38 $       0.73 $       0.66
                             ============ ============ ============ ============
  Cash dividends...........  $       0.16 $       0.14 $       0.32 $       0.28
                             ============ ============ ============ ============
Average shares outstanding.   153,526,000  154,367,000  153,308,000  154,288,000
                             ============ ============ ============ ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1995 AND DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

                                  ASSETS
                                                         1995       1994
                                                      ---------- ----------
  Cash and equivalents............................... $   11,552 $   20,569
  Receivables, less allowance for doubtful accounts
   of $24,342 and $19,168 at June 30, 1995 and
   December 31, 1994, respectively...................  1,112,929    987,520
  Inventories, principally at LIFO cost..............    466,509    311,237
  Prepaid expenses...................................     90,544     34,004
                                                      ---------- ----------
    Total current assets.............................  1,681,534  1,353,330
                                                      ---------- ----------
  Property, plant and equipment, at cost.............  3,929,694  3,708,844
  Accumulated depreciation...........................  1,977,712  1,852,084
                                                      ---------- ----------
    Net property, plant and equipment................  1,951,982  1,856,760
  Goodwill and other intangibles--net................  1,026,715    887,071
  Other noncurrent assets............................    408,241    354,982
                                                      ---------- ----------
    Total assets..................................... $5,068,472 $4,452,143
                                                      ========== ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1995 AND DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       1995        1994
                                                    ----------  ----------
  Accounts payable................................. $  469,789  $  422,703
  Accrued compensation.............................     84,461     107,167
  Short-term debt..................................     32,400      32,400
  Current and deferred income taxes................    100,003      46,912
  Other accrued liabilities........................    221,922     192,668
                                                    ----------  ----------
    Total current liabilities......................    908,575     801,850
                                                    ----------  ----------
  Long-term debt...................................  1,600,335   1,212,332
  Deferred income taxes............................    282,284     286,904
  Other noncurrent liabilities.....................    228,856     172,688
  Shareholders' equity:
    Common stock, at stated value..................    330,612     330,612
    Retained earnings, net of cumulative
     translation adjustments of $17,894 and $18,235
     at June 30, 1995 and December 31, 1994,
     respectively..................................  1,867,421   1,802,777
    Reacquired common stock, at cost...............   (149,611)   (155,020)
                                                    ----------  ----------
        Total shareholders' equity.................  2,048,422   1,978,369
                                                    ----------  ----------
        Total liabilities and shareholders' equity. $5,068,472  $4,452,143
                                                    ==========  ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30
                             (THOUSANDS OF DOLLARS)

                                                            1995       1994
                                                          ---------  ---------
Cash flows provided by (used in) operating activities:
  Net income............................................. $ 111,303  $ 101,134
  Depreciation and amortization..........................   192,284    150,888
  Net change in assets and liabilities...................  (260,133)       482
  Other..................................................   (11,590)      (100)
                                                          ---------  ---------
Net cash provided by operating activities................    31,864    252,404
                                                          ---------  ---------
Cash flows used for investing activities:
  Capital expenditures...................................  (224,739)  (233,528)
  Other investments including acquisitions, net of cash
   acquired..............................................   (23,812)  (103,521)
                                                          ---------  ---------
Net cash used for investing activities...................  (248,551)  (337,049)
                                                          ---------  ---------
Cash flows from (used for) financing activities:
  Net increase in borrowings.............................   249,584    138,069
  Disposition of reacquired common stock.................    28,205     17,367
  Acquisition of common stock............................   (20,744)   (20,783)
  Cash dividends on common stock.........................   (49,052)   (43,211)
                                                          ---------  ---------
Net cash from financing activities.......................   207,993     91,442
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..      (323)     2,436
                                                          ---------  ---------
Net increase (decrease) in cash and equivalents..........    (9,017)     9,233
Cash and equivalents at beginning of period..............    20,569     10,716
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  11,552  $  19,949
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

  Note 2. Components of the company's inventories at June 30, 1995 and December 31, 1994 were as follows:

                                                             (THOUSANDS OF
                                                               DOLLARS)
                                                         ----------------------
                                                         JUNE 30,  DECEMBER 31,
                                                           1995        1994
                                                         --------  ------------
Raw materials and manufacturing supplies................ $285,154    $185,527
Work in process.........................................  244,036     208,553
Finished goods..........................................   38,163       5,821
Progress billings.......................................  (54,703)    (45,523)
LIFO reserve............................................  (46,141)    (43,141)
                                                         --------    --------
    Total inventories................................... $466,509    $311,237
                                                         ========    ========

  Note 3. The following provides supplemental cash flow information:

                                                             (THOUSANDS OF
                                                               DOLLARS)
                                                         ----------------------
                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                         ----------------------
                                                           1995        1994
                                                         --------  ------------
Cash flow data:
 Interest paid, net of capitalized interest............. $ 41,312    $ 24,137
 Income taxes paid...................................... $ 31,161    $ 38,831
Noncash investing and financing activities:
 Liabilities incurred and assumed in connection with
  acquisitions.......................................... $354,158    $ 87,110

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--COMPARISON OF SECOND QUARTER 1995 TO SECOND QUARTER 1994

  Net sales increased 33.4% from the prior year reflecting recent acquisitions and mergers, increased materials sales, continued growth in foreign operations and strong demand across most business units. Acquisitions and mergers accounted for approximately 50% of the revenue increase in the quarter, primarily due to the merger of the company's Global Software Services unit with Corporate Software Inc. to form Stream International Inc. Higher materials sales, principally paper provided to customers, accounted for approximately 30% of the revenue growth in the quarter.

  Net sales from foreign operations represented approximately 15% of total sales for the quarter, up from approximately 10% in the prior year. The growth in foreign sales reflected volume increases from both established foreign operations and new operations in Latin America, Central Europe and Asia.

  Demand in telecommunications was notably higher, reflecting the contract to produce directories for Southwestern Bell and its affiliates, which began production in the first quarter of 1995.

  Gross profit increased 27.7%, which was less than the sales growth rate due to the impact of higher paper costs, which are generally recovered, but at low margins, and the change in revenue mix associated with the Stream International merger. Selling and administrative expenses were 31.6% above the prior year, reflecting volume related increases, recent expansions and new operations, and the impact of the Stream International merger. Earnings from operations rose 23.0%, reflecting low margins on higher priced paper and the change in revenue mix. Interest expense increased $14.8 million, reflecting higher interest rates and debt balances to fund capital spending, increased working capital requirements (primarily the impact of higher materials prices) and acquisitions and mergers. As a result, net income and earnings per share grew 10.5%.

RESULTS OF OPERATIONS--COMPARISON OF FIRST HALF 1995 TO FIRST HALF 1994

  Net sales increased 28.4% from the prior year, reflecting recent acquisitions and mergers, increased materials sales, continued growth in foreign operations and strong demand across most of the business units. Approximately 40% of the revenue increase for the first half of the year was attributed to higher materials sales, while 35% of the increase was due to acquisitions and mergers (primarily Stream International).

  Revenue growth is expected to increase in the second half of 1995, primarily reflecting the impact of acquisitions and the Stream International merger, higher materials sales and continued growth in foreign sales. Significant revenue increases are expected with the anticipated release of Microsoft Corporation's Windows 95(R) operating system. Through Stream International, the company is a major global manufacturing and service provider to Microsoft Corporation.

  Gross profit increased 23.4%, which was lower than the sales growth due to the impact of higher paper prices (which are generally recovered, but at low margins) and the change in revenue mix associated with the Stream International merger. Selling and administrative expenses increased 24.7% reflecting volume increases and expenses associated with acquisitions and new operations, particularly the Stream International merger. Earnings from operations increased 21.7%, which included the impact of higher paper prices and the change in revenue mix. Interest expense increased $25.6 million, reflecting both higher interest rates and debt levels associated with capital spending, increased working capital requirements (primarily the impact of higher materials prices) and recent acquisitions and mergers. Net income grew 10.1%, primarily due to volume increases, partially offset by the higher interest expense. Earnings per share were $0.73, an increase of 10.6%, reflecting net income growth and fewer shares outstanding.

CHANGES IN FINANCIAL CONDITION

  With the growth in cash flow, the company's credit facility and the shelf registration discussed below, management believes the company has the financial strength and flexibility to fund current operations and growth. For the first half, net income from operations plus depreciation and amortization was $303.6 million, up 20.5% from the prior year.

  Capital expenditures during the first half totaled $224.7 million, including the purchases and upgrades of equipment to meet the growing needs of present and new customers and expansion of manufacturing plants. Working capital increased $221.5 million from December 31, 1994, due to business growth, the impact of the tight paper market and recent acquisitions and mergers. Management estimates that the tight paper market increased the company's working capital by approximately $150 million, primarily through higher receivables and inventory balances.

  At June 30, 1995, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In late June and early July, the company issued $300 million of debt securities in the form of medium-term notes, ranging in maturity from three to ten years at a weighted average interest rate of 6.62%. The company also had an effective shelf registration statement permitting it to issue, from time to time, up to an additional $500 million of debt securities. The company has no current intention to issue debt securities under the latter registration statement in 1995.

  Stream International has a credit facility of $200 million with a number of banks. The credit facility provides funding for working capital requirements and other credit needs. At June 30, 1995, Stream International had outstanding borrowings against this line of credit of $110 million.

RECENT DEVELOPMENTS

  On August 4, 1995, the Federal Trade Commission released its unanimous opinion upholding the legality of the company's 1990 acquisition of the Meredith/Burda companies, ending the earlier challenge to the acquisition.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On August 4, 1995, the Federal Trade Commission ("FTC") issued a final order dismissing an administrative complaint brought against the company to require divestiture of the Meredith/Burda companies.

  In July, 1990, the FTC filed a complaint in U.S. District Court seeking a preliminary injunction to enjoin the company from consummating the acquisition of the Meredith/Burda companies, alleging that consummation might substantially lessen competition in certain alleged rotogravure printing markets. The acquisition was closed in September, 1990, after the U.S. District Court denied the FTC's motion for an injunction. In October, 1990, the FTC Staff initiated an administrative action challenging the acquisition on the same grounds raised before the U.S. District Court in the injunction proceeding and seeking divestiture. On December 30, 1993, an administrative law judge ("ALJ") of the FTC ruled that the acquisition did create a "dominant firm" and significantly increased concentration in the "high volume publication rotogravure market." The ALJ ordered divestiture of the plants which had been acquired in the Meredith/Burda acquisition.

  The final order results from the appeal by the company of the ALJ's opinion. The FTC found that the market proposed by the FTC Staff was not a relevant market for the purposes of assessing the legality of the acquisition, and that even assuming a broader market definition, there was no likelihood that the acquisition of the Meredith/Burda companies would lead to anticompetitive effects.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

     10(a)    Retirement and Release Agreement with retiring executive*
     10(b)    Employment Agreement among Stream International, R. R. Donnelley
              & Sons Company and Rory Cowan*
     12       Statement of Computation of Ratio of Earnings to Fixed Charges
     27       Financial Data Schedule

- --------
*Management Contract or Compensation Plan or Arrangement

  (b) No current Report on Form 8-K was filed during the second quarter of 1995.

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

        August 11, 1995
Date __________________________