Form 10-Q
period 1995-09-30
DONNELLEY R R & SONS CO
filed 1995-11-13
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF OCTOBER 31, 1995                               153,628,487

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                         PAGE
                                   INDEX                               NUMBER(S)
                                   -----                               ---------
      Condensed Consolidated Statements of Income (Unaudited) for the
       three and nine month periods ended September 30, 1995 and
       1994..........................................................       3
      Condensed Consolidated Balance Sheets as of September 30, 1995
       (Unaudited) and December 31, 1994.............................     4-5
      Condensed Consolidated Statements of Cash Flows (Unaudited) for
       the nine months ended September 30, 1995 and 1994.............       6
      Notes to Condensed Consolidated Financial Statements (Unau-
       dited)........................................................       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

      Results of Operations--Comparison of Third Quarter and First
       Nine Months 1995 to 1994......................................       8
      Outlook........................................................       9
      Changes in Financial Condition.................................       9

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30              SEPTEMBER 30
                             ------------------------- -------------------------
                                 1995         1994         1995         1994
                             ------------ ------------ ------------ ------------
Net sales..................  $  1,704,793 $  1,242,973 $  4,513,515 $  3,431,188
Cost of sales..............     1,366,047      987,927    3,666,822    2,764,470
                             ------------ ------------ ------------ ------------
Gross profit...............       338,746      255,046      846,693      666,718
Selling and administrative
 expenses..................       170,924      122,848      461,764      356,118
                             ------------ ------------ ------------ ------------
Earnings from operations...       167,822      132,198      384,929      310,600
Interest expense...........        30,353       13,569       80,183       37,768
Other expense--net.........         2,091          880        5,687        6,356
                             ------------ ------------ ------------ ------------
Earnings before income
 taxes.....................       135,378      117,749      299,059      266,476
Provision for income taxes.        43,321       37,679       95,699       85,272
                             ------------ ------------ ------------ ------------
Net income.................  $     92,057 $     80,070 $    203,360 $    181,204
                             ============ ============ ============ ============
Per common share:
  Net income...............  $       0.60 $       0.52 $       1.33 $       1.18
                             ============ ============ ============ ============
  Cash dividends...........  $       0.18 $       0.16 $       0.50 $       0.44
                             ============ ============ ============ ============
Average shares outstanding.   153,629,000  153,816,000  153,408,000  154,117,000
                             ============ ============ ============ ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

                                  ASSETS
                                                         1995       1994
                                                      ---------- ----------
  Cash and equivalents............................... $   19,231 $   20,569
  Receivables, less allowance for doubtful accounts
   of $27,719 and $19,168 at September 30, 1995 and
   December 31, 1994, respectively...................  1,264,766    987,520
  Inventories, principally at LIFO cost..............    532,374    311,237
  Prepaid expenses...................................     50,914     34,004
                                                      ---------- ----------
    Total current assets.............................  1,867,285  1,353,330
                                                      ---------- ----------
  Property, plant and equipment, at cost.............  4,039,916  3,708,844
  Accumulated depreciation...........................  2,044,975  1,852,084
                                                      ---------- ----------
    Net property, plant and equipment................  1,994,941  1,856,760
  Goodwill and other intangibles--net................  1,023,247    887,071
  Other noncurrent assets............................    437,171    354,982
                                                      ---------- ----------
    Total assets..................................... $5,322,644 $4,452,143
                                                      ========== ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                             (THOUSANDS OF DOLLARS)

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       1995        1994
                                                    ----------  ----------
  Accounts payable................................. $  535,610  $  422,703
  Accrued compensation.............................    103,437     107,167
  Short-term debt..................................     32,400      32,400
  Current and deferred income taxes................    124,288      46,912
  Other accrued liabilities........................    270,072     192,668
                                                    ----------  ----------
    Total current liabilities......................  1,065,807     801,850
                                                    ----------  ----------
  Long-term debt...................................  1,629,243   1,212,332
  Deferred income taxes............................    278,177     286,904
  Other noncurrent liabilities.....................    236,905     172,688
  Shareholders' equity:
    Common stock, at stated value ($1.25 per
     share)........................................    330,612     330,612
    Retained earnings, net of cumulative
     translation adjustments of $15,981 and $18,235
     at September 30, 1995 and December 31, 1994,
     respectively..................................  1,931,240   1,802,777
    Reacquired common stock, at cost...............   (149,340)   (155,020)
                                                    ----------  ----------
        Total shareholders' equity.................  2,112,512   1,978,369
                                                    ----------  ----------
        Total liabilities and shareholders' equity. $5,322,644  $4,452,143
                                                    ==========  ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                             (THOUSANDS OF DOLLARS)

                                                             1995       1994
                                                           ---------  --------
Cash flows provided by (used in) operating activities:
  Net income.............................................. $ 203,360  $181,204
  Depreciation and amortization...........................   292,190   232,599
  Net change in assets and liabilities....................  (287,651)  (47,395)
  Other...................................................   (10,792)    5,598
                                                           ---------  --------
Net cash provided by operating activities.................   197,107   372,006
                                                           ---------  --------
Cash flows used for investing activities:
  Capital expenditures....................................  (353,664) (338,584)
  Other investments including acquisitions, net of cash
   acquired...............................................   (53,711) (104,860)
                                                           ---------  --------
Net cash used for investing activities....................  (407,375) (443,444)
                                                           ---------  --------
Cash flows from (used for) financing activities:
  Net increase in borrowings..............................   278,492   170,008
  Disposition of reacquired common stock..................    33,191    18,689
  Acquisition of common stock.............................   (27,952)  (38,637)
  Cash dividends on common stock..........................   (76,710)  (67,821)
                                                           ---------  --------
Net cash from financing activities........................   207,021    82,239
                                                           ---------  --------
Effect of exchange rate changes on cash and equivalents...     1,909       (57)
                                                           ---------  --------
Net increase (decrease) in cash and equivalents...........    (1,338)   10,744
Cash and equivalents at beginning of period...............    20,569    10,716
                                                           ---------  --------
Cash and equivalents at end of period..................... $  19,231  $ 21,460
                                                           =========  ========



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

  Note 2. Components of the company's inventories at September 30, 1995 and December 31, 1994 were as follows:

                                                       (THOUSANDS OF DOLLARS)
                                                     --------------------------
                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1995          1994
                                                     ------------- ------------
Raw materials and manufacturing supplies............   $ 315,037     $185,527
Work in process.....................................     298,700      208,553
Finished goods......................................      40,540        5,821
Progress billings...................................     (68,012)     (45,523)
LIFO reserve........................................     (53,891)     (43,141)
                                                       ---------     --------
    Total inventories...............................   $ 532,374     $311,237
                                                       =========     ========

  The company's cost of sales for the third quarter was increased by LIFO provisions of $7.8 million and $1.3 million in 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, LIFO provisions were $10.8 million and $3.8 million, respectively. In the third quarter of 1995, the company changed from the double-extension method of valuing LIFO inventories to the external-index method. The company believes that this change will result in a better measurement of operating results by properly reflecting the effect of productivity improvements in the company's cost of sales. Because the cumulative effect of this change on periods prior to 1995 cannot be determined, the impact has been reflected in current operations. The effect of the change on the first two quarters of 1995 was immaterial, and therefore the financial statements for those periods have not been restated. Net income for the quarter and nine months ended September 30, 1995 was approximately $8 million ($0.05 per share) higher than it would have been had the change not been made.

  Note 3. The following provides supplemental cash flow information:

                                                       (THOUSANDS OF DOLLARS)
                                                     --------------------------
                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                     --------------------------
                                                         1995          1994
                                                     ------------- ------------
Cash flow data:
 Interest paid, net of capitalized interest.........   $  61,235     $ 30,797
 Income taxes paid..................................   $  63,706     $ 65,945
Noncash investing and financing activities:
 Liabilities incurred and assumed in connection with
  acquisitions......................................   $ 354,158     $ 87,110

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--COMPARISON OF THIRD QUARTER 1995 TO THIRD QUARTER 1994

  Net sales increased 37.2% from the prior year, reflecting acquisitions and mergers, higher paper prices, continued growth in foreign operations and strong demand across most business units. Acquisitions and mergers accounted for approximately 39% of the revenue increase in the quarter, primarily due to the merger of the company's Global Software Services unit with Corporate Software Inc. to form Stream International Inc., which is approximately 80% owned by the company. Higher prices for paper provided to customers accounted for approximately 30% of the revenue growth in the quarter.

  Net sales from foreign operations represented approximately 16% of total sales for the quarter, up from approximately 11% in the prior year. The growth in foreign sales reflected acquisitions and volume increases from both established foreign operations and newer operations in Latin America, Central Europe and Asia.

  Gross profit increased 32.8%, which was less than the sales growth rate due to a change in revenue mix associated with the Stream International merger, a higher LIFO provision ($6.5 million before taxes, or $0.03 per share after taxes, above the prior year) and the impact of higher paper costs (which are generally recovered, but at low margins). Selling and administrative expenses were 39.1% above the prior year, reflecting volume related increases, expansions and new operations, and the impact of the Stream International merger. Interest expense increased $16.8 million, reflecting both higher average interest rates and higher average debt balances associated with capital spending, acquisitions and increased working capital needs primarily from higher paper quantities and prices. As a result, net income increased 15.0% to $92.1 million for the quarter. Earnings per share grew 15.4%, due to net income growth and fewer shares outstanding.

RESULTS OF OPERATIONS--COMPARISON OF FIRST NINE MONTHS 1995 TO FIRST NINE MONTHS 1994

  Net sales increased 31.5% from the prior year. The growth reflected acquisitions and mergers, higher paper prices, continued growth in foreign operations and strong demand across most business units. Approximately 36% of the revenue increase was due to acquisitions and mergers, primarily Stream International, while higher paper prices accounted for approximately 24% of the gain.

  Net sales from foreign operations represented approximately 16% of total sales for the first nine months, up from approximately 11% in the prior year. The growth in foreign sales reflected acquisitions and volume increases from both established foreign operations and newer operations in Latin America, Central Europe and Asia.

  Gross profit increased 27.0%, which was lower than the sales growth rate due to the impact of the change in revenue mix associated with the Stream International merger, a higher LIFO provision ($7.0 million before taxes, or $0.03 per share after taxes, above the prior year) and higher paper costs (which are generally recovered, but at low margins). Selling and administrative expenses increased 29.7%, reflecting volume increases and expenses of acquired companies (primarily Stream International) and new operations. Interest expense increased $42.4 million, reflecting both higher average interest rates and higher average debt balances associated with capital spending, acquisitions and increased working capital needs primarily from higher paper quantities and prices. Net income grew 12.2%, primarily due to volume increases, partially offset by the higher interest expense. Earnings per share were $1.33, an increase of 12.7% from the prior year, reflecting net income growth and fewer shares outstanding.

OUTLOOK

  Strong sales growth is expected to continue during the remainder of 1995, reflecting the impact of growth in existing businesses, acquisitions and mergers (primarily Stream International), higher paper prices and foreign sales growth. Demand for software services is expected to continue to grow in the fourth quarter and well into 1996, reflecting the release of Microsoft's Windows 95(R) operating system. Effects of companies acquired as well as higher materials sales (including higher paper prices) will continue to impact the company's financial results. In addition, higher paper costs will likely cause the fourth-quarter LIFO provision to increase.

CHANGES IN FINANCIAL CONDITION


  For the first nine months, operating cash flow (net income plus depreciation and amortization) was $495.6 million, up 19.8% from the prior year. With the growth in cash flow, the company's credit facility and the shelf registration discussed below, management believes the company has the financial strength and flexibility to fund current operations and growth.

  Capital expenditures during the first nine months totaled $353.7 million, including purchases of equipment to meet the growing needs of present and new customers and expansions of manufacturing plants. Full year capital spending is expected to be $450 million. Working capital increased $250 million from December 31, 1994, due to the impact of the tight paper market, business growth and acquisitions and mergers. Management estimates that the tight paper market increased the company's working capital by approximately $175 million, primarily through higher receivables and inventory balances.

  At September 30, 1995, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, the company has an effective shelf registration statement permitting it to issue up to an additional $500 million of debt securities. The company has no current intention to issue debt securities under the registration statement during 1995.

  In addition, certain subsidiaries of the company have credit facilities with unused borrowing capacities totaling approximately $75 million at September 30, 1995.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  In January, 1995, an administrative complaint by the U.S. Environmental Protection Agency Region V seeking $304,500 in penalties was filed against the company's Warsaw, Indiana facility alleging violations of the Resource Conservation and Recovery Act. The complaint alleges that filtercake from wastewater treatment operations was mischaracterized by the company as non-hazardous waste. The complaint originally also alleged failure of the company to give certain land disposal restriction notices, but the administrative law judge granted a motion to dismiss these allegations, reducing the penalties now sought by the complaint to $210,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

      3(ii)(a) By-Laws, as amended
      3(ii)(b) Amendments to By-Laws adopted on September 29 and October
               26, 1995
     10(a)     1986 Stock Incentive Plan, as amended on October 26, 1995*
     10(b)     1991 Stock Incentive Plan, as amended on October 26, 1995*
     10(c)     1993 Stock Purchase Plan, as amended on October 26, 1995*
     10(d)     Agreement with retiring executive*
     12        Statement of Computation of Ratio of Earnings to Fixed
               Charges
     18        Letter re change in accounting principles
     27        Financial Data Schedule

--------
     *Management Contract or Compensatory Plan, Contract, or Arrangement

  (b) No current Report on Form 8-K was filed during the third quarter of 1995.

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

            11/13/95
Date __________________________