Form 10-K
period 1995-12-31
DONNELLEY R R & SONS CO
filed 1996-03-11
CIK 29669

================================================================================

                                 UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                       OR

    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           ----------    ----------

                         COMMISSION FILE NUMBER 1-4694

                         R. R. DONNELLEY & SONS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 36-1004130
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

        77 WEST WACKER DRIVE,
          CHICAGO, ILLINOIS                               60601
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER--(312) 326-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                       WHICH REGISTERED
  -----------------------------    --------------------------------------------
     COMMON (PAR VALUE $1.25)          NEW YORK, CHICAGO AND PACIFIC STOCK
 PREFERRED STOCK PURCHASE RIGHTS                    EXCHANGES
                                       NEW YORK, CHICAGO AND PACIFIC STOCK
                                                    EXCHANGES

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                 YES   X        NO
                                                    -------        -------

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATE-MENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  AS OF MARCH 1, 1996, 154,005,326 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK (BASED ON THE CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE--COMPOSITE TRANSACTIONS ON MARCH 1, 1996) HELD BY NONAFFILIATES WAS APPROXIMATELY $5,412,903,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED FEBRUARY
     20, 1996 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.


================================================================================

                               TABLE OF CONTENTS

    FORM 10-K
    ITEM NO.                     NAME OF ITEM                      PAGE
    ---------                    ------------                      ----
 Part I
    Item  1.  Business..........................................     3
    Item  2.  Properties........................................     5
    Item  3.  Legal Proceedings.................................     8
    Item  4.  Submission of Matters to a Vote of Security
               Holders..........................................     9
              Executive Officers of R. R. Donnelley & Sons
               Company..........................................     9
 Part II
    Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters..............................    10
    Item  6.  Selected Financial Data...........................    11
    Item  7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............    12
    Item  8.  Financial Statements and Supplementary Data.......    15
    Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............    15
 Part III
    Item 10.  Directors and Executive Officers of the
               Registrant.......................................    16
    Item 11.  Executive Compensation............................    16
    Item 12.  Security Ownership of Certain Beneficial Owners
               and Management...................................    16
    Item 13.  Certain Relationships and Related Transactions....    16
 Part IV
    Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..............................    17
    Signatures...................................................   18
    Index to Financial Statements and Financial Statement Sched-
     ules........................................................  F-1
    Index to Exhibits............................................  E-1

                                     PART I

ITEM 1. BUSINESS

  R. R. Donnelley & Sons Company (the company), incorporated in the state of Delaware in 1956 as the successor to a business founded in 1864, is a world leader in distributing, managing and reproducing print and digital information for the publishing, retailing, merchandising and information technology markets worldwide. The company is the largest commercial printer headquartered in North America. It is a major supplier in the United Kingdom and also provides services in Latin America, other locations in Europe and in Asia. Services provided to customers include presswork and binding, including on-demand customized publications; conventional and digital pre-press operations, including desktop publishing and filmless color imaging necessary to create a printed image; software manufacturing, marketing and support services (through Stream International Holdings Inc.); list development, list enhancement, marketing database, personalization printing and lettershop and reference services (provided through Metromail Corporation); design and related creative services (provided through Coris Inc. (formerly Mobium)); electronic communication networks for simultaneous worldwide product releases; digital services to publishers; and the planning for and fulfillment of truck, rail, mail and air distribution for products of the company and its customers, as well as third parties.

  In April, 1995, Stream International Holdings Inc. (formerly Stream International Inc., hereinafter referred to as Stream International or Stream) was formed from the merger of the company's Global Software Services business unit with Corporate Software Inc. Stream International is approximately 80% owned by the company and is the world's largest software manufacturer, marketer and technical support and services provider.

  The company provides its services to publishers of consumer and trade magazines, books and telephone and other directories; direct mail (catalog) and in-store merchandisers; software publishers and computer hardware manufacturers; financial institutions; corporate users of software products and related services; and other firms requiring substantial amounts of printing and other related information services. Due to the range of services it provides, the company believes it is uniquely positioned to meet the information and communication needs of its customers.

  The relative contribution of each of the company's major product areas to its total sales for the five-year period ended December 31, 1995, is presented in the table below.

                                                        1995  1994  1993  1992  1991
                                                        ----  ----  ----  ----  ----
REVENUE BY PRODUCT TYPE
Catalogs, Inserts and Specialty Products...............  27%   31%   32%   35%   39%
Software Products and Services.........................  23    14    12    10     8
Magazines..............................................  16    18    18    17    17
Directories............................................  12    12    14    16    16
Books..................................................  11    13    13    11    11
Financial..............................................   4     5     6     5     4
Other..................................................   7     7     5     6     5

  In January, 1996, the company announced a reorganization of its business groups to include the following operating units and subsidiaries:

  Commercial Print Sector, which includes catalogs, retail advertising circulars, direct mail products, and consumer and trade magazines.

  Global Commercial Print Sector, which includes the company's commercial print operations outside the United States--in Europe, Latin America and Asia.

  Information Management Sector, which includes Telecommunications, Book Publishing Services and Financial Services, as well as the Metromail subsidiary, the company's Digital Division, the company's venture-capital fund, creative design and communication services and a variety of information services.

  Stream International Holdings Inc., the world's largest software manufacturer, marketer and technical-support and services provider, approximately 80% owned by the company, formed in April 1995 from the merger of the company's Global Software Services business with Corporate Software Inc.

  At December 31, 1995, the company's operating units, subsidiaries, and global network of majority- and minority-owned companies were organized into these principal business groups, which accounted for the following sales results:

  Commercial Print, which included catalogs, retail advertising circulars and direct-mail products ($1.3 billion, 20% of 1995 consolidated sales); consumer and trade magazines ($1.2 billion, 19% of 1995 consolidated sales); and directories ($631 million, 10% of 1995 consolidated sales).

  Networked Services, which included Book Publishing Services ($783 million, 12% of 1995 consolidated sales) (juvenile and trade books; elementary, high-school and college textbooks; professional and reference books; religious books; and book-club and mail-order books); Financial Services ($334 million, 5% of 1995 consolidated sales) (financial printing, electronic information storage and retrieval, and specialized printing); and international commercial print operations in Latin America, Europe and Asia ($345 million, 5% of 1995 consolidated sales).

  Stream International Holdings Inc. ($1.4 billion, 22% of 1995 consolidated sales), which is the world's largest software manufacturer, marketer and technical-support and services provider.

  Information Resources, which included the Metromail subsidiary ($247 million, 4% of 1995 consolidated sales); the company's Digital Division, the company's venture-capital fund, and creative design and communication services ($167 million, 3% of 1995 consolidated sales).

  For the fiscal year ended December 31, 1995, international operations represented approximately 16% of consolidated net sales. See "Geographic Segments" in the Notes to Consolidated Financial Statements for further information.

  A significant portion of the company's sales are made pursuant to term contracts with customers, with the remainder being made on a single-order basis. For some customers, the company prints and provides related services for several different publications under different contracts. The company's contracts with its larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. Such sales contracts generally provide for timely price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 5% or more of the company's sales in 1995. The company's dependence for sales from its ten largest customers has declined in the past ten years to approximately 20% of sales in 1995, from 29% of sales in 1985.

  The various phases of the information industry in which the company is involved are highly competitive. While the company has contracts with many of its customers as discussed above, there are numerous competing companies and renewal of such contracts is dependent, in part, on the ability of the company to continue to differentiate itself from the competition. Differentiation results, in part, from the company's broad range of value-added services, which include: conventional and digital prepress, computerized printing, Selectronic(R) imaging and gathering and sophisticated pool shipping and distribution services for printed products; information content repackaging into multiple formats, including print, magnetic and optical media; fulfillment and returned books inventory management; software manufacturing, marketing and support services; list development, list enhancement, marketing database, personalization printing and lettershop and reference services; reprographics and facilities management; and graphic design and editorial services. Although the company believes it is the largest commercial printer in the United States, it estimates that its revenues represent approximately 8% of the total sales in the industry. Although the company's plants are well located for the global, national or regional distribution of its products, competitors in some areas of the United States have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality as well as the range of available services.

  The primary raw materials used by the company are paper and ink. In 1995, the company spent approximately $3.2 billion on raw materials. The company is a large purchaser of paper and leverages its volume requirements to improve materials management and materials performance for its customers and believes this is a competitive advantage. The company negotiates with leading suppliers to maximize its purchasing efficiencies, but does not rely on any one supplier. The company has existing paper supply contracts (at prevailing market prices) to cover substantially all of the company's requirements through 1996, and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and the company believes that it will have adequate supplies in the future. Purchasing activity at both the local plant and corporate levels are coordinated to increase economies of scale. Plant inventories were a focus in 1995 and the company has increased utilization of existing inventories by successfully managing and tracking those inventories.

  The company estimates that its capital expenditures in 1996 and 1997, to comply with federal, state and local provisions for environmental controls, as well as expenditures, if any, for the company's share of costs to clean hazardous waste sites that have received waste from the company, will not have a material effect upon its earnings or its competitive position.

  The company employed an average of approximately 40,000 persons in 1995 (41,000 persons at December 31, 1995), of whom more than 12,800 had been with the company for more than 10 years and over 2,600 for 25 years or longer. As of December 31, 1995, the company employed approximately 34,000 people in the United States, approximately 1,600, or 5%, of whom were covered by collective bargaining agreements. In addition, the company employed approximately 7,000 people in its foreign operations, the majority of whom were covered by collective bargaining agreements, as is customary in those markets.

ITEM 2. PROPERTIES

  The company's corporate office is located in leased facilities in Chicago, Illinois. Production facilities leased by the company and its subsidiaries are listed in the chart beginning on page 7. Printing and other plants that are owned and operated by the company (or through subsidiaries) are listed below and continuing on the next page.

                                         DATE OF
                     DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
  OWNED LOCATION(S)  OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
  -----------------  ------------------- -------- --------- --------------------
Chicago, IL                 1912           1974     240,000 Financial
Crawfordsville,             1923           1992   1,858,000 Books, Software
 IN                                                          Products and
                                                             Services
Willard, OH                 1956           1992   1,099,000 Books, Directories
Warsaw, IN                  1959           1994   1,300,000 Catalogs, Inserts
Old Saybrook,               1959           1986     296,000
 CT                                                         Magazines, Catalogs
Lancaster, PA               1959           1995   1,786,000 Directories,
                                                             Catalogs, Inserts,
                                                             Magazines,
                                                             Financial
Mattoon, IL                 1968           1995     928,000 Magazines, Catalogs,
                                                             Inserts

                                         DATE OF
                     DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
  OWNED LOCATION(S)  OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
  -----------------  ------------------- -------- --------- --------------------
Dwight, IL                  1968           1995     434,000 Directories,
                                                             Catalogs, Inserts,
                                                             Magazines
Glasgow, KY                 1970           1994     591,000 Magazines
Gallatin, TN                1975           1987     528,000 Catalogs, Inserts,
                                                             Magazines
York, England               1978           1985     291,000 Directories,
                                                             Magazines, Catalogs
Torrance, CA                1978           1994     252,000 Magazines, Inserts
Harrisonburg,               1980           1994     620,000
 VA                                                         Books
Spartanburg, SC             1980           1995     713,400 Catalogs, Inserts,
                                                             Magazines
Gateshead, En-              1983           1989     189,000
 gland                                                      Directories
Danville, KY                1985           1993     548,000 Magazines, Catalogs,
                                                             Inserts
Portland, OR                1986           1989     250,000 Directories,
                                                             Software Products
                                                             and Services
Greeley, CO                 1986           1995     283,000 Directories
Reno, NV                    1987           1995     502,000 Catalogs, Inserts
Pittsburgh, PA              1987            --       70,000 Financial
Lincoln, NE                 1987           1988     233,000 Lettershop, Data
                                                             Center
Rutland, VT                 1987           1987     113,000 Lettershop
Mt. Pleasant,               1987            --      211,000
 IA                                                         Lettershop
Seward, NE                  1987            --      161,000 Lettershop
Thorp Arch, En-             1989            --      146,000 Software Products
 gland                                                       and Services
South Daytona,              1990           1993     237,000 Magazines, Catalogs,
 FL                                                          Inserts
Des Moines, IA              1990            --      627,000 Magazines, Catalogs,
                                                             Inserts
Lynchburg, VA               1990           1993     504,000 Catalogs, Inserts
Newton, NC                  1990            --      455,000 Catalogs, Inserts,
                                                             Magazines
Casa Grande, AZ             1990            --      316,000 Catalogs, Inserts
Reynosa, Mexico             1990            --      260,000 Books
Singapore                   1990           1994     221,000 Software Products
                                                             and Services
Houston, TX                 1991            --       41,000 Financial

                                         DATE OF
                     DATE OF ACQUISITION  LATEST   SQUARE    PRINCIPAL PRODUCTS
  OWNED LOCATION(S)  OR OPERATIONS BEGAN ADDITION   FEET        OR SERVICES
  -----------------  ------------------- -------- --------- --------------------
San Juan                    1992           1993      80,000
 del Rio,
 Mexico                                                     Catalogs
Provo, UT                   1992           1993     126,000 Software Products
                                                             and Services
Mendota, IL                 1992            --      110,000 Magazines
Seymour, IN                 1992           1994      95,000 Specialty Products
Allentown,                  1993            --       23,000
 PA                                                         Books
Bloomsburg,                 1993            --      105,000
 PA                                                         Books
Pontiac, IL                 1993           1994     304,000 Magazines
Scranton,                   1993            --      399,000
 PA                                                         Books
Senatobia,                  1993            --      137,000
 MS                                                         Magazines
Newbern, TN                 1993            --       30,000 Books
Krakow, Po-                 1994            --      115,000
 land                                                       Magazines, Inserts
Memphis, TN                 1994            --       60,000 Books, Catalogs
Shenzhen,                   1994            --      170,000 Directories, Books,
 China                                                       Magazines
Santiago,                   1994            --      250,000 Magazines, Catalogs,
 Chile                                                       Books, Directories

                                                                       SQUARE
LEASED LOCATIONS                                                        FEET
----------------                                                      ---------
Amsterdam, The Netherlands...........................................    15,000
Apeldoorn, The Netherlands...........................................    54,000
Arlington, VA........................................................    16,000
Beaverton, OR........................................................   112,000
Bridgetown, Barbados.................................................    31,000
Canton, MA...........................................................   129,000
Cary, NC.............................................................   108,000
Chicago, IL..........................................................    28,000
Chuo, Chiba-City 260.................................................     3,000
Columbus, OH.........................................................     5,000
Crawfordsville, IN...................................................   381,000
Cumbernauld, Scotland................................................    53,000
Dallas, TX...........................................................   248,000
Dublin, Ireland......................................................   103,000
Elgin, IL............................................................    77,000
Fremont, CA..........................................................   275,000
Glasgow, KY..........................................................    57,000
Gresham, OR..........................................................   122,000
Houston, TX..........................................................    21,000
Hudson, MA...........................................................   150,000
Kildare, Ireland.....................................................    97,000
Lancaster, PA........................................................    62,000
Lehigh Valley, PA....................................................     3,800
Les Aubrais, France..................................................    22,000
Lindon, UT...........................................................   338,000
Lombard, IL..........................................................   128,000

                                                                        SQUARE
LEASED LOCATIONS                                                         FEET
----------------                                                        -------
London, England........................................................  10,000
Lynchburg, VA.......................................................... 120,000
Mexico City, Mexico....................................................  15,000
Middlesex, England.....................................................  35,000
Munich, Germany........................................................  65,000
New South Wales, Australia.............................................  80,000
New York, NY...........................................................  92,000
Norwood, MA............................................................  98,000
Orleans, France........................................................  75,000
Portland, OR...........................................................  90,000
Preston, WA............................................................  66,000
Raleigh, NC............................................................ 108,000
Richmond, CA...........................................................  72,000
Santa Clara, CA........................................................   8,000
Scranton, PA...........................................................  97,000
Seattle, WA............................................................  22,000
Shelby, OH............................................................. 250,000
Sungnam-si, Kyungki-do Korea...........................................  11,000
Torrance, CA...........................................................  45,000
Vinhedo, Brazil........................................................  21,000
Westwood, MA........................................................... 208,000
Wheeling, IL........................................................... 110,000
Willowbrook, IL........................................................  55,000

  The company has historically followed the practice of adding capacity to meet customer requirements, and has retained a substantial portion of its earnings for reinvestment in plant and equipment for this purpose. Management believes that growth in 1996 will be financed in large part by internally-generated funds. The amount of capital expenditures in future years will depend upon the requirements of the company's existing and future customers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF R. R. DONNELLEY & SONS COMPANY

       NAME, AGE AND         OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY    SINCE                 PAST FIVE YEARS(1)
--------------------------   -------            --------------------------
J. R. Walter                  1985   Management responsibilities as Chairman of the
49, Director,                        Board and Chief Executive Officer. Prior manage-
Chairman of the Board                ment responsibilities as Chief Executive Officer
and Chief Executive Offi-            and President.
cer(2)
J. R. Donnelley               1983   Management responsibilities as Vice Chairman of
60, Director, Vice Chairman          the Board. Prior management responsibility for
of the Board                         Corporate Development.
S. J. Baumgartner             1993   Management responsibilities for R. R. Donnelley
44, Executive Vice Presi-            Europe, R. R. Donnelley Latin America, Editorial
dent and Sector President,           Lord Cochrane, Asia Operations, Human Resources,
Global Commercial Print              Corporate Affairs and Compensation and Benefits.
Sector(1)(2)                         Prior management responsibilities for Strategy,
                                     Technology and Information Systems. Prior expe-
                                     rience as a co-owner and member of board of di-
                                     rectors of FRC Management, Inc., a provider of
                                     retirement, consulting and real estate invest-
                                     ment services, and as a Senior Vice President,
                                     Human Resources and Public Affairs at Rhone-
                                     Poulenc Rorer/Rorer Group, Inc., a pharmaceuti-
                                     cal manufacturer.
R. J. Cowan                   1988   Management responsibilities as Executive Vice
43, Executive Vice                   President of R. R. Donnelley & Sons Company and
President, R. R. Donnelley           Chief Executive Officer of Stream International
& Sons Company and Chief             Holdings Inc. Prior management responsibilities
Executive Officer, Stream            for Metromail Corporation, Information Services,
International Holdings               Technology, Database Technology Services, Infor-
Inc.(2)                              mation Systems, Book Publishing Services, Finan-
                                     cial Services and Global Software Services.
B. L. Faber                   1989   Management responsibilities as Chairman of
48, Chairman, Metromail              Metromail Corporation. Management responsibili-
Corporation and President,           ties for Coris,
Information Services(2)              R. R. Donnelley Business Services, R. R.
                                     Donnelley Digital Division, 77 Capital Corpora-
                                     tion and Information Services Sales Group. Prior
                                     management responsibility for Corporate Develop-
                                     ment.
C. A. Francis                 1995   Management responsibilities for corporate devel-
42, Executive Vice Presi-            opment, planning and strategy, investor rela-
dent                                 tions, treasury, financial reporting and ac-
and Chief Financial                  counting, real estate, internal audit and taxes.
Officer(1)(2)                        Prior management responsibilities for purchas-
                                     ing. Prior experience as Treasurer at FMC Corpo-
                                     ration, a diversified manufacturer of chemicals
                                     and machinery.

       NAME, AGE AND        OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY   SINCE                 PAST FIVE YEARS(1)
--------------------------  -------            --------------------------
T. J. Quarles                1995   Management responsibilities for legal services
46, Senior Vice President           and office of the corporate secretary. Prior
and General Counsel(1)(2)           management responsibilities for Government Rela-
                                    tions and Environmental Affairs. Prior experi-
                                    ence as Vice President and Associate General
                                    Counsel at Ameritech Corporation, a provider of
                                    full-service communications services, and as
                                    Vice President and General Counsel at Ameritech
                                    Publishing, Inc., a publisher of yellow page di-
                                    rectories.
W. E. Tyler                  1989   Management responsibilities for Information
43, Executive Vice Presi-           Services, Technology, Information Systems, Envi-
dent                                ronmental Affairs, Financial Services, Telecom-
and Sector President,               munications, Book Publishing Services and
Information Management(2)           Metromail Corporation. Prior management respon-
                                    sibilities for Global Software Services,
                                    R. R. Donnelley Europe, R. R. Donnelley Latin
                                    America, Editorial Lord Cochrane and Asia Opera-
                                    tions; prior sales and manufacturing responsi-
                                    bility for Global Software Services.
J. P. Ward                   1991   Management responsibilities for Retail Services,
41, Executive Vice Presi-           Specialized Publishing Services, Catalog Servic-
dent                                es, Consumer Magazine Services, Sterling Group,
and Sector President,               Manufacturing Support and Purchasing. Prior man-
Commercial Print Sector(2)          agement responsibilities for Telecommunications;
                                    prior sales and manufacturing responsibility for
                                    Merchandise Media and Financial Services.

  (1) Each officer named has carried on his principal occupation and employment in the company for more than five years with the exception of S. J. Baumgartner, C. A. Francis and T. J. Quarles as noted in the above table.

  (2) Member of the company's management committee.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

  As of March 1, 1996 there were approximately 11,300 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 1995, is contained in the chart below:

                                                       COMMON STOCK PRICES
                                                 -------------------------------
                                     DIVIDENDS
                                       PAID           1995            1994
                                   ------------- --------------- ---------------
                                    1995   1994   HIGH     LOW    HIGH     LOW
                                   ------ ------ ------- ------- ------- -------
First Quarter..................... $0.160 $0.140 $35 7/8 $28 7/8 $31 3/4 $27 5/8
Second Quarter....................  0.160  0.140  37 3/8  32 5/8  29 7/8  26 7/8
Third Quarter.....................  0.180  0.160  41 1/4  35 7/8  31 1/4  27 1/2
Fourth Quarter....................  0.180  0.160  41      35 7/8  32 1/2  27 3/8
Full Year.........................  0.680  0.600  41 1/4  28 7/8  32 1/2  26 7/8

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                       (NOT COVERED BY AUDITORS' REPORT)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                        YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
INCOME STATEMENT DATA:
Net sales............... $6,511,786 $4,888,786 $4,387,761 $4,193,072 $3,914,828
Earnings from
 operations*............    559,409    459,431    325,607    405,501    363,128
Net income from
 operations before
 cumulative effect of
 accounting changes.....    298,793    268,603    178,920    234,659    204,919
Net income**............    298,793    268,603    109,420    234,659    204,919
PER COMMON SHARE:***
Net income from
 operations before
 cumulative effect of
 accounting changes.....       1.95       1.75       1.16       1.51       1.32
Net income**............       1.95       1.75       0.71       1.51       1.32
Dividends...............       0.68       0.60       0.54       0.51       0.50
                                              DECEMBER 31,
                         ------------------------------------------------------
                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
BALANCE SHEET DATA:
Total assets............ $5,384,810 $4,452,143 $3,654,026 $3,410,247 $3,206,826
Noncurrent liabilities..  2,081,266  1,671,924  1,124,594    949,537    940,544

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Highlights 1995--R.R. Donnelley's 1995 net income rose to $299 million, or $1.95 per share, compared to 1994 net income of $269 million, or $1.75 per share. Operating results in the fourth quarter included net income of $95 million, up 9 percent from 1994's fourth quarter, and earnings per share rose to $0.62.

  The company's 1995 fourth-quarter performance improved despite the effects of higher paper prices, a sluggish fourth-quarter retail environment, and a number of developments that affected the performance of Stream International, notably the slower-than-expected corporate demand for new systems and software, as well as software price competition.

  Highlights 1994--The company's 1994 net income of $269 million, or $1.75 per share, was 9 percent higher than 1993 net earnings of $246 million, or $1.59 per share, excluding the one-time effect of accounting changes, a restructuring charge and a deferred income tax charge, all reflected in 1993.

NET SALES

  1995 Compared to 1994--Net sales increased 33% to $6.5 billion, reflecting acquisitions and mergers, higher paper prices, continued growth in foreign operations and strong demand across most business units. Approximately 37%, or $606 million, of the revenue increase was due to acquisitions and mergers, primarily Stream International, while higher paper prices accounted for approximately 28%, or $460 million, of the gain. Excluding acquisitions and higher paper prices, the 11% increase in net sales was the result of continued growth in foreign operations and strong demand across most business units. Significant increases from the prior year were primarily in the manufacturing and servicing side of Stream International--reflecting the release of Microsoft Corporation's Windows(R) 95; Telecommunications--reflecting new business with Southwestern Bell Yellow Pages Inc., and other affiliates of SBC Communications, Inc.; and Specialized Publishing Services (trade magazines), Book Publishing Services and Catalog Services--reflecting higher volume from new and existing customers.

  Net sales from foreign operations represented approximately $1.0 billion, or 16% of total net sales in 1995, up 84% from $553 million, or 11% of total net sales in 1994. The growth in foreign sales reflected acquisitions (primarily Stream International) and volume increases from established operations in Latin America, Central Europe and Asia.

  1994 Compared to 1993--Net sales increased 11% to $4.9 billion, reflecting increased global demand and volume growth across most product categories, new products and services, new customers and acquisitions. Net sales from foreign operations increased 42% to $553 million, and represented over 11% of consolidated net sales in 1994. The growth in foreign sales was the result of volume increases realized from expansions and start-up operations in Europe, Asia, and Latin America, including the acquisition of Chile-based Editorial Lord Cochrane, S.A. (then 51% owned by the company), which was consolidated in operating results beginning July 1, 1994.

EXPENSES

  1995 Compared to 1994--Gross profit increased 27%, to $1.2 billion due to the increase in sales and the impact of favorable by-product prices. This increase was lower than the sales growth rate due to the impact of the change in revenue mix associated with the Stream International merger, an increase in the LIFO provision of $10 million before taxes, or $0.04 per share after taxes, and higher paper costs (which are generally recovered, but at low margins). In 1995, the company changed its method of calculating its LIFO provision from the double-extension method of valuing LIFO inventories to the external-index method. The external-index method includes a blend of several indices and takes into account the effects of productivity improvements in the company's cost of sales. Had the company not made this change in accounting method, the 1995 LIFO provision would have been $37 million higher before taxes, or $0.15 per share after taxes.

  Selling and administrative expenses increased 32%, to $650 million, reflecting volume increases and expenses associated with acquisitions and mergers (primarily Stream International) and new operations. The ratio of selling and administrative expenses to net sales, at 10% in 1995, remained unchanged from 1994. Interest expense increased $56 million, reflecting both higher average interest rates and higher average debt balances associated with capital spending, acquisitions and increased working capital needs driven by higher paper quantities and prices.

  1994 Compared to 1993--Gross profit grew 9%, to $950 million, slightly lower than the growth in net sales, as the volume increases were partially offset by higher paper costs (which are generally recovered, but at low margins), depreciation, amortization and start-up costs. Selling and administrative expenses increased 8%, to $491 million, primarily resulting from volume-related increases. The ratio of selling and administrative expenses to net sales, at 10% in 1994, was unchanged from 1993. Interest expense increased $8 million, due to higher interest rates and higher debt levels to fund acquisitions and expansions. Other expense was $7 million above 1993, reflecting lower investment income and higher minority interest expense. The effective income tax rate of 32% in 1994 was lower than the 1993 rate, resulting from tax credits for affordable housing investments and the one-time impact on the deferred income tax provision in 1993, related to the federal tax rate increase.

LIQUIDITY AND CAPITAL RESOURCES

  1995 Compared to 1994--Working capital continues to be closely controlled and monitored. Working capital increased $226 million from December 31, 1994, due to increased accounts receivable, the impact of the tight paper market, business growth and acquisitions and mergers (primarily Stream International). For 1995, operating cash flow (net income plus depreciation and amortization) was $697 million, up 20% from 1994. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth.

  Capital expenditures during 1995 totaled $456 million, including purchases of equipment to meet the growing needs of present and new customers and expansions of manufacturing plants. This capital investment reflects the company's continued program to expand and upgrade operations, targeting specific markets in the United States, Europe, Asia and Latin America. Along those lines, the company increased its ownership interest in January of 1996 in Chile-based Editorial Lord Cochrane, S.A. to 55.3%, up from 51% at year-end 1995. Management anticipates 1996 capital expenditures to be between $500 million and $550 million.

  At December 31, 1995, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $100 million at December 31, 1995.

  1994 Compared to 1993--In 1994, operating cash flow was $582 million, an increase of $61 million, or 12%, from 1993 (excluding the restructuring charge and the deferred income tax charge relating to the increase in the federal statutory income tax rate recorded in 1993). Working capital increased by $127 million from December 31, 1993, primarily from increased receivables and inventory reflecting acquisitions and volume increases, partially offset by higher accounts payable and accrued compensation. The increase in goodwill and other intangibles reflected acquisitions and costs ($257 million in 1994) associated with acquiring long-term print contracts and volume guarantees. Proceeds from debt issuances were used to fund capital expansion, acquisitions and costs associated with long-term print contracts and volumes.

  Capital expenditures during 1994 totaled $425 million ($307 million in 1993) and an additional $120 million ($178 million in 1993) was invested in acquisitions and joint ventures.

OTHER INFORMATION

  Human Resources--As of December 31, 1995, the company employed approximately 34,000 people in the United States, approximately 1,600, or 5%, of whom were covered by collective bargaining agreements. In addition, the company employed approximately 7,000 people in its foreign operations, the majority of whom were covered by collective bargaining agreements, as is customary in those markets.

  Technology--Over the past several years, the company has made significant investments in advanced technology to reduce operating costs, increase productivity and expand its service range and revenue streams. At year-end 1995, the company had completed 36 computer-to-plate installations at its web-offset facilities and 20 New Klisch Interface (NKI) installations at its gravure plants, which the company believes represents approximately 50% of the U.S. printing industry's total investment in these technologies. At the end of the year, the company also had six installed M-3000 presses, which the company believes represents more than 25% of the total number of M-3000 presses installed in the U.S. In addition to providing added value to customers by reducing production cycle times and speeding time to market, these investments will reduce the company's variable production costs going forward.

  Investments in digital technologies, including four-color Xeikon presses, also are helping the company enter new businesses, such as demand printing through R.R. Donnelley's Digital Division and Title Life ManagementSM in Book Publishing Services. In many cases, the company cooperates with technology vendors to develop proprietary processes and customize technologies to create competitive advantages. At the end of 1995, the company held unexpired patents on more than 100 proprietary printing and binding technologies.

  Purchasing and Raw Materials--The primary raw materials used by the company are paper and ink. In 1995, the company spent approximately $3.2 billion on raw materials. The price of paper is volatile and in periods of rising prices and tight supply, similar to those conditions affecting the industry in 1995, the company's revenues tend to increase as costs of paper are recovered, but at low margins. In addition to paper consumed in the manufacturing process, the company is also affected by the price of by-product paper which it sells. In the first half of 1995, the price of by-product paper rose substantially, which benefited the company's financial results. By-product prices declined to 1994 levels during 1995's fourth quarter.

  The company is a large purchaser of paper and leverages its volume requirements to improve materials management and materials performance for its customers and believes this is a competitive advantage. The company negotiates with leading suppliers to maximize its purchasing efficiencies, but does not rely on any one supplier. Purchasing activity at both the local plant and corporate levels are coordinated to increase economies of scale. Plant inventories have been a growing focus in 1995 and the company has increased utilization of existing inventories by successfully managing and tracking those inventories.

OUTLOOK AND SUBSEQUENT EVENT

  The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most commercial print markets to have excess capacity. Competition is largely based on price, quality and servicing the special needs of customers.

  Management believes the company's prospects in 1996 are good. The company's primary printing markets are relatively strong going into the new year. There is substantial capacity committed under long-term contracts and the outlook for advertising seems positive, since 1996 is a major election year and the United States is hosting the 1996 Olympics. These events tend to increase advertising, resulting in higher demand for printed materials. Despite slower than expected corporate demand for software and software price discounting late in 1995, the company believes Stream International should see improved sales and profits in 1996.

  The company is a large consumer of paper, acquired for and by customers. As in 1995, the cost and supply of certain paper grades consumed in the manufacturing process will continue to affect the company's financial results. However, management believes that the industry will experience stable paper prices and balanced supplies in 1996, as signs of price discounting have surfaced in the first quarter of the year.

  There has recently been, and there is likely to be in the future, proposed legislation before the United States Congress to initially reduce and eventually eliminate the deduction for interest on loans borrowed against corporate-owned life insurance (COLI). The company has used this deduction for several years and is carefully watching any changes in legislation that will reduce or eliminate it going forward.

  On March 7, 1996, the company announced that its Metromail subsidiary had filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of common stock of Metromail. All of the shares would be offered by Metromail with net proceeds being used to repay certain indebtedness owed to the company. The company would use the payment from Metromail to pay down its debt and for general corporate purposes. The company will retain a significant minority ownership interest in Metromail following the offering. The company expects that this transaction, if consummated, will result in a one-time gain, recorded in the company's 1996 income statement.

  In summary, the company's competitive strengths of world-wide geographic coverage, strategic raw materials purchasing (primarily paper and ink), comprehensive service offerings, technology advantage and economies of scale should result in strong sales and earnings growth in 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and officers of the company is contained on pages 2-6 and 8 of the company's definitive Proxy Statement dated February 20, 1996 and is incorporated herein by reference. See also the list of the company's executive officers and related information under "Executive Officers of R. R. Donnelley & Sons Company" at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation for the year ended December 31, 1995, and, with respect to certain of such information, prior years, is contained on pages 8-15 of the company's definitive Proxy Statement dated February 20, 1996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the beneficial ownership of the company's common stock is contained on pages 6-8 of the company's definitive Proxy Statement dated February 20, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions for the year ended December 31, 1995, is contained on pages 5 and 15 of the company's definitive Proxy Statement dated February 20, 1996 and is incorporated herein by reference.

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

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 11TH DAY OF MARCH, 1996.

                                          R. R. DONNELLEY & SONS COMPANY

                                                    /s/ Peter F. Murphy
                                          By __________________________________
                                                     Peter F. Murphy,
                                               Vice President and Controller

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 11TH DAY OF MARCH, 1996.

         SIGNATURE AND TITLE                       SIGNATURE AND TITLE


         /s/ John R. Walter
-------------------------------------     -------------------------------------
           John R. Walter                           Thomas S. Johnson
       Chairman of the Board,                           Director
Chief Executive Officer and Director

    (Principal Executive Officer)
                                          -------------------------------------

        /s/ Cheryl A. Francis                      M. Bernard Puckett
-------------------------------------                   Director
          Cheryl A. Francis

    Executive Vice President and                   /s/ John M. Richman
       Chief Financial Officer            -------------------------------------
    (Principal Financial Officer)                    John M. Richman
                                                        Director


         /s/ Peter F. Murphy
-------------------------------------            /s/ William D. Sanders
           Peter F. Murphy                -------------------------------------
    Vice President and Controller                  William D. Sanders
   (Principal Accounting Officer)                       Director


      /s/ Martha Layne Collins                     /s/ Jerre L. Stead
-------------------------------------     -------------------------------------
        Martha Layne Collins                         Jerre L. Stead
              Director                                  Director


       /s/ James R. Donnelley                      /s/ Bide L. Thomas
-------------------------------------     -------------------------------------
         James R. Donnelley                          Bide L. Thomas
              Director                                  Director


     /s/ Charles C. Haffner III                    /s/ H. Blair White
-------------------------------------     -------------------------------------
       Charles C. Haffner III                        H. Blair White
              Director                                  Director


       /s/ Judith H. Hamilton                      /s/ Stephen M. Wolf
-------------------------------------     -------------------------------------
         Judith H. Hamilton                          Stephen M. Wolf
              Director                                  Director

ITEM 14(A). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE(S)
                                                                         -------
Consolidated Statements of Income for each of the three years ended
 December 31, 1995.....................................................    F-2
Consolidated Balance Sheets at December 31, 1995 and 1994..............    F-3
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1995.....................................................    F-4
Consolidated Statements of Shareholders' Equity for each of the three
 years ended December 31, 1995.........................................    F-5
Notes to Consolidated Financial Statements.............................    F-6
Report of Independent Public Accountants...............................   F-16
Interim Financial Information..........................................   F-17
Report of Independent Public Accountants on Financial Statement
 Schedule..............................................................   F-18
Financial Statement Schedule
  II--Valuation and Qualifying Accounts................................   F-19

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                              THOUSANDS OF DOLLARS

                                                   YEAR ENDED DECEMBER 31
                                              --------------------------------
                                                 1995       1994       1993
                                              ---------- ---------- ----------
Net sales.................................... $6,511,786 $4,888,786 $4,387,761
Cost of sales................................  5,302,394  3,938,494  3,518,168
                                              ---------- ---------- ----------
Gross profit.................................  1,209,392    950,292    869,593
Selling and administrative expenses..........    649,983    490,861    453,986
Restructuring charge.........................        --         --      90,000
                                              ---------- ---------- ----------
Earnings from operations.....................    559,409    459,431    325,607
Interest expense.............................    109,759     53,493     45,436
Other expense--net...........................     10,118     10,934      3,609
                                              ---------- ---------- ----------
Earnings before income taxes and cumulative
 effect of accounting changes................    439,532    395,004    276,562
Income taxes.................................    140,739    126,401     97,642
                                              ---------- ---------- ----------
Net income from operations before cumulative
 effect of accounting changes................    298,793    268,603    178,920
Cumulative effect of change in accounting
 for:
  Postretirement benefits other than pensions
   (net of $80.1 million in tax benefits)....        --         --    (127,700)
  Income taxes...............................        --         --      58,200
                                              ---------- ---------- ----------
    Net Income............................... $  298,793 $  268,603 $  109,420
                                              ========== ========== ==========
Income (charge) per common share:
  Operations before cumulative effect of
   accounting changes........................ $     1.95 $     1.75 $     1.16
Cumulative effect of change in accounting
 for:
  Postretirement benefits other than pensions
   (net of tax benefits).....................        --         --       (0.82)
  Income taxes...............................        --         --        0.37
                                              ---------- ---------- ----------
    Net Income per Share of Common Stock..... $     1.95 $     1.75 $     0.71
                                              ========== ========== ==========


          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                              THOUSANDS OF DOLLARS

                                                             DECEMBER 31
                                                        ----------------------
                                                           1995        1994
                                                        ----------  ----------
Assets
  Cash and equivalents................................. $   33,122  $   20,569
  Receivables, less allowances for doubtful accounts of
   $25,311 in 1995 and $19,168 in 1994.................  1,466,159     987,520
  Inventories..........................................    380,078     311,237
  Prepaid expenses.....................................     28,600      34,004
                                                        ----------  ----------
    Total Current Assets...............................  1,907,959   1,353,330
  Net property, plant and equipment, at cost, less
   accumulated depreciation of $2,111,461 in 1995 and
   $1,852,084 in 1994..................................  2,008,988   1,856,760
  Goodwill and other intangibles, net of accumulated
   amortization of $178,997 in 1995 and $114,932 in
   1994................................................  1,024,954     887,071
  Other noncurrent assets..............................    442,909     354,982
                                                        ----------  ----------
    Total Assets....................................... $5,384,810  $4,452,143
                                                        ==========  ==========
Liabilities
  Accounts payable..................................... $  601,814  $  422,703
  Accrued compensation.................................    126,483     107,167
  Short-term debt......................................     50,000      32,400
  Current and deferred income taxes....................     86,737      46,912
  Other accrued liabilities............................    265,340     192,668
                                                        ----------  ----------
    Total Current Liabilities..........................  1,130,374     801,850
                                                        ----------  ----------
  Long-term debt.......................................  1,560,960   1,212,332
  Deferred income taxes................................    300,840     286,904
  Other noncurrent liabilities.........................    219,466     172,688
                                                        ----------  ----------
    Total Noncurrent Liabilities.......................  2,081,266   1,671,924
                                                        ----------  ----------
Shareholders' Equity
  Common stock at stated value ($1.25 par value)
   Authorized shares: 500,000,000; Issued: 158,608,800
   in 1995 and 1994....................................    330,612     330,612
  Retained earnings, net of cumulative translation
   adjustments of $29,031 in 1995 and $18,235 in 1994..  1,994,098   1,802,777
  Unearned compensation................................     (9,297)        --
  Reacquired common stock, at cost.....................   (142,243)   (155,020)
                                                        ----------  ----------
    Total Shareholders' Equity.........................  2,173,170   1,978,369
                                                        ----------  ----------
  Total Liabilities and Shareholders' Equity........... $5,384,810  $4,452,143
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              THOUSANDS OF DOLLARS

                                                  YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1995       1994       1993
                                               ---------  ---------  ---------
Cash flows provided by (used in) operating
 activities:
  Net income from operations before cumulative
   effect of accounting changes............... $ 298,793  $ 268,603  $ 178,920
  Depreciation................................   330,579    285,446    249,124
  Amortization................................    67,619     28,017     25,680
  Net change in assets and liabilities........  (294,067)  (355,934)    (4,342)
  Other.......................................   (15,679)   (38,586)     3,241
                                               ---------  ---------  ---------
    Net Cash Provided By Operating Activities.   387,245    187,546    452,623
                                               ---------  ---------  ---------
Cash flows used for investing activities:
  Capital expenditures........................  (455,662)  (425,190)  (306,512)
  Other investments including acquisitions,
   net of cash acquired.......................   (34,756)  (120,461)  (177,743)
                                               ---------  ---------  ---------
    Net Cash Used For Investing Activities....  (490,418)  (545,651)  (484,255)
                                               ---------  ---------  ---------
Cash flows from (used for) financing
 activities:
  Net increase in borrowings..................   227,774    500,951    143,286
  Disposition of reacquired common stock......    37,857     20,585     19,693
  Acquisition of common stock.................   (34,429)   (57,363)   (47,513)
  Cash dividends paid.........................  (104,364)   (92,352)   (83,465)
                                               ---------  ---------  ---------
    Net Cash From Financing Activities........   126,838    371,821     32,001
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and
 equivalents..................................   (11,112)    (3,863)    (2,001)
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and
 Equivalents..................................    12,553      9,853     (1,632)
Cash and Equivalents at Beginning of Year.....    20,569     10,716     12,348
                                               ---------  ---------  ---------
Cash and Equivalents at End of Year........... $  33,122  $  20,569  $  10,716
                                               =========  =========  =========

  The changes in assets and liabilities, net of balances assumed through acquisitions, were as follows:

                                                 1995       1994       1993
                                               ---------  ---------  ---------
Decrease (Increase) in Assets:
  Receivables--net............................ $(342,899) $(125,001) $   5,835
  Inventories--net............................   (41,833)   (53,214)   (32,156)
  Prepaid expenses............................    47,142       (601)    (8,463)
  Other assets................................   (70,577)  (275,759)    31,609
Increase (Decrease) in Liabilities:
  Accounts payable............................    17,958     97,439     41,988
  Accrued compensation........................    19,316     28,603     (3,146)
  Current and deferred income taxes...........    41,378      6,095      4,773
  Other accrued liabilities...................    27,926    (15,448)    (1,110)
  Noncurrent deferred income taxes............    20,459     13,574      9,725
  Other noncurrent liabilities................   (12,937)   (31,622)   (53,397)
                                               ---------  ---------  ---------
    Net Change in Assets and Liabilities...... $(294,067) $(355,934) $  (4,342)
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              THOUSANDS OF DOLLARS

                                                    REACQUIRED          UNEARNED
                              COMMON STOCK         COMMON STOCK       COMPENSATION
                          -------------------- ---------------------   RESTRICTED   RETAINED
                            SHARES     AMOUNT    SHARES     AMOUNT       STOCK      EARNINGS     TOTAL
                          ----------- -------- ----------  ---------  ------------ ----------  ----------
Balance at December 31,
 1992...................  158,608,800 $330,612 (3,579,982) $ (84,036)   $   --     $1,602,401  $1,848,977
Net income before
 cumulative effect of
 accounting changes.....                                                              178,920     178,920
Cumulative effect of
 change in accounting
 for:
  Other postretirement
   benefits, net of tax
   benefits.............                                                             (127,700)   (127,700)
  Income taxes..........                                                               58,200      58,200
Treasury stock
 purchases..............                       (1,601,296)   (47,513)                             (47,513)
Cash dividends..........                                                              (83,465)    (83,465)
Cost of common shares
 issued under stock
 programs...............                          730,511     15,255                    4,438      19,693
Translation adjustments.                                                               (3,121)     (3,121)
                          ----------- -------- ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1993...................  158,608,800  330,612 (4,450,767)  (116,294)       --      1,629,673   1,843,991
Net income..............                                                              268,603     268,603
Treasury stock
 purchases..............                       (1,958,193)   (57,363)                             (57,363)
Cash dividends..........                                                              (92,352)    (92,352)
Cost of common shares
 issued under stock
 programs...............                          885,478     18,637                    1,948      20,585
Translation adjustments.                                                               (5,095)     (5,095)
                          ----------- -------- ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1994...................  158,608,800  330,612 (5,523,482)  (155,020)       --      1,802,777   1,978,369
Net income..............                                                              298,793     298,793
Treasury stock
 purchases..............                         (996,464)   (34,429)                             (34,429)
Cash dividends..........                                                             (104,364)   (104,364)
Cost of common shares
 issued under stock
 programs...............                        1,863,685     47,206     (9,297)        7,688      45,597
Translation adjustments.                                                              (10,796)    (10,796)
                          ----------- -------- ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1995...................  158,608,800 $330,612 (4,656,261) $(142,243)   $(9,297)   $1,994,098  $2,173,170
                          =========== ======== ==========  =========    =======    ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation--The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Intercompany items and transactions are eliminated in consolidation.

  Nature of Operations--The company provides a wide variety of print and print-related products and services for specific customers, virtually always under contract. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases and sells the paper.

  Cash and Equivalents--The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventories--Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 66% and 85% of the inventories at December 31, 1995 and 1994, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

  Capitalization, Depreciation and Amortization--Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method based on useful lives of 15 to 33 years for buildings and 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls are capitalized as reductions to accumulated depreciation. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. Goodwill ($691 million and $558 million, net of accumulated amortization, at December 31, 1995 and 1994, respectively) is amortized over periods ranging from 10 to 40 years. Other intangibles represent primarily the cost of acquiring print contracts and volume guarantees and are amortized over the periods in which benefits will be realized.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

ACQUISITIONS

  Effective April 1, 1995, the company merged its Global Software Services business (GSS) with Corporate Software Inc. (CSI) to form Stream International Inc. (Stream), a software manufacturer, distributor and technical support organization. The company owns approximately 80% of the capital stock of Stream, which is not a publicly traded corporation. The remaining 20% is owned by the former owners of CSI and management. No gain or loss was recognized on the merger as the book value of GSS approximated its fair market value on the date of the transaction.

  The Stream transaction has been accounted for using the purchase method. Accordingly, amounts assigned in the accompanying Consolidated Balance Sheets to the assets and liabilities of CSI were based on their estimated fair market values. The cost in excess of net assets acquired of $120 million is being amortized on a straight-line basis over 15 years. The results of operations of CSI are included in the accompanying Consolidated Income Statements from the date of the merger.

  Certain officers and employees of Stream hold options to buy up to 9% of Stream at formula-based prices which approximate, on a per share basis, the book value of the company's investment in Stream. The Stream shares not owned by the company and the shares to be sold under the aforementioned option agreements are subject to certain put and call arrangements whereby the company would acquire the shares based on a multiple of Stream's earnings, as defined. If all such shares were put to the company at December 31, 1995, the aggregate purchase price would be less than the minority interest liability recorded in the accompanying Consolidated Balance Sheets.

  The company made several other acquisitions, joint venture and equity investments in 1995, 1994 and 1993, none of which, either individually or in the aggregate, were material to the company's financial statements. The acquisitions were accounted for using the purchase method; accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at their respective dates of acquisition.

  Liabilities incurred and assumed in connection with acquisitions totaled $386.8 million, $87.2 million and $24.1 million for the years ended December 31, 1995, 1994 and 1993, respectively.

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

INVENTORIES

  The components of the company's inventories as of December 31, 1995 and 1994, were as follows:

                                                               1995      1994
                                                             --------  --------
                                                               THOUSANDS OF
                                                                  DOLLARS
      Raw materials and manufacturing supplies.............. $230,694  $185,527
      Work in process.......................................  213,741   208,553
      Finished goods........................................   34,041     5,821
      Progress billings.....................................  (47,549)  (45,523)
      LIFO reserve .........................................  (50,849)  (43,141)
                                                             --------  --------
          Total............................................. $380,078  $311,237
                                                             ========  ========

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The company's cost of sales was increased by LIFO provisions of $7.7 million in 1995 (and decreased in 1994 by $2.3 million). In the third quarter of 1995, the company changed from the double-extension method of valuing LIFO inventories to the external-index method. The company believes that this change will result in a better measurement of operating results by properly reflecting the effect of productivity improvements in the company's cost of sales. Because the cumulative effect of this change on periods prior to 1995 cannot be determined, the impact has been reflected in current operations. This accounting change was adopted effective January 1, 1995; however, the effect of the change on the first two quarters of 1995 was immaterial, and the financial statements for those periods have not been restated. Net income for 1995 was approximately $22 million ($0.15 per share) higher than it would have been had the change not been made.

VOLUNTARY EMPLOYEES' BENEFICIARY ASSOCIATIONS

  The company maintains two Voluntary Employees' Beneficiary Associations (VEBAs), one to fund employee welfare benefits and one to fund postretirement medical and death benefits. The balances of the VEBAs (net of associated liabilities) are recorded in the accompanying Consolidated Balance Sheets, classified as current or noncurrent depending on the ultimate expected payment date of the underlying liabilities. As of December 31, 1995 and 1994, the company had a net current liability of $16.3 million and a net current asset of $11.3 million, respectively, representing the current position of the company's employee welfare benefit plans funded by one of the VEBAs. The VEBA established to partially fund the company's liability for postretirement medical and death benefits ($191 million at December 31, 1995 and $156 million at December 31,
1994) is included in Other Noncurrent Liabilities as an offset to the related liability. For additional information, refer to the notes on "Other Retirement Benefits."

PROPERTY, PLANT AND EQUIPMENT

  The following table summarizes the components of property, plant and equipment (at cost) as of December 31, 1995 and 1994:

                                                              1995       1994
                                                           ---------- ----------
                                                           THOUSANDS OF DOLLARS
      Land................................................ $   44,438 $   38,430
      Buildings...........................................    622,326    595,460
      Machinery and equipment.............................  3,453,685  3,074,954
                                                           ---------- ----------
          Total........................................... $4,120,449 $3,708,844
                                                           ========== ==========

COMMITMENTS AND CONTINGENCIES

  As of December 31, 1995, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $198.4 million. Of this total, $123.5 million has been contractually committed. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

  The company has operating lease commitments totaling $422.2 million extending through various periods to 2009. The lease commitments total $76.3 million for 1996, range from $33.4 million to $64.3 million in each of the years 1997-2000 and total $158.8 million for years 2001 and thereafter.

  The company is not exposed to significant accounts receivable credit risk, due to the diversity of industry classification, distribution channels and geographic location of its customers. In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations of the company. The company also has future annual commitments totaling $102.6 million to invest in various affordable housing limited partnerships which provide annual tax benefits and credits in amounts greater than the annual investments.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

RETIREMENT BENEFIT PLAN

  Net pension credits included in operating results for the Retirement Benefit Plan (the Plan) were:

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                     THOUSANDS OF DOLLARS
Service cost..................................... $ 23,393  $ 28,158  $ 25,097
Interest cost on the projected benefit
 obligation......................................   54,524    51,604    47,295
Actual (return) loss on Plan assets.............. (217,662)    3,858  (106,595)
Amortization of excess Plan net assets at
 adoption of SFAS No. 87 and deferrals--net......  120,698   (97,293)   20,306
                                                  --------  --------  --------
    Total........................................ $(19,047) $(13,673) $(13,897)
                                                  ========  ========  ========

  The actuarial computations that derived the above amounts assumed a discount rate on projected benefit obligations of 7.25% (8.5% at December 31, 1994 and 7.5% at December 31, 1993), an expected long-term rate of return on Plan assets of 9.5% and annual salary increases of 4% for 1995 and 1994 and 5% for 1993.

  Plan assets include primarily government and corporate debt securities and marketable equity securities, and, to a lesser extent, commingled funds, real estate and a group annuity contract purchased from a life insurance company. The funded status and prepaid pension cost (included in Other Noncurrent Assets on the accompanying Consolidated Balance Sheets) are as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1994
                                                      ------------ ------------
                                                        THOUSANDS OF DOLLARS
Fair value of Plan assets............................  $1,113,505   $ 935,847
                                                       ----------   ---------
Actuarial present value of benefit obligations:
  Vested.............................................     733,920     574,839
  Non-vested.........................................      11,726       9,354
                                                       ----------   ---------
Total accumulated benefit obligations................     745,646     584,193
Additional amounts related to projected wage
 increases...........................................      86,378      80,098
                                                       ----------   ---------
Projected benefit obligations for services rendered
 to date.............................................     832,024     664,291
                                                       ----------   ---------
Excess of Plan assets over projected benefit
 obligations.........................................     281,481     271,556
Unrecognized net deferrals...........................       4,221       4,948
Unrecognized net excess Plan assets to be amortized
 through the year 2005...............................     (98,497)   (108,347)
                                                       ----------   ---------
Prepaid Pension Costs................................  $  187,205   $ 168,157
                                                       ==========   =========

  In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

OTHER RETIREMENT BENEFITS

  In addition to pension benefits, the company provides certain health care and life insurance benefits for retired employees. Substantially all of the company's domestic, full-time employees become eligible for those benefits upon reaching age 55 while working for the company and having ten years continuous service at retirement. The company funds a portion of the liabilities associated with these plans through a tax-exempt trust. The trust is invested in various assets, primarily life insurance covering some of the company's employees.

  Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES companies to charge to expense the expected costs of postretirement health care and life insurance (and similar benefits) during the years that the employees render service. Previously, such costs were expensed as actual claims were paid. The company elected to immediately recognize the transition obligation for future benefits to be paid related to past employee services, resulting in a noncash charge of $207.8 million before deferred income tax benefits ($127.7 million after-tax or $0.82 per share) that represents the cumulative effect of the change in accounting for the years prior to 1993.

  The net accrual-basis expense for postretirement benefits during 1995, 1994 and 1993 included the following components:

                                                     1995      1994     1993
                                                   --------  --------  -------
                                                     THOUSANDS OF DOLLARS
      Service cost................................ $  9,492  $ 11,807  $11,580
      Interest cost on the projected benefit
       obligations................................   17,319    18,532   17,486
      Actual return on assets.....................  (34,626)   (1,296)  (5,545)
      Deferrals--net..............................   16,503   (11,113)  (3,832)
                                                   --------  --------  -------
          Total................................... $  8,688  $ 17,930  $19,689
                                                   ========  ========  =======

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

  The liability (included in Other Noncurrent Liabilities on the accompanying Consolidated Balance Sheets) for postretirement benefits, net of the partial funding, is as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1994
                                                      ------------ ------------
                                                        THOUSANDS OF DOLLARS
Actuarial present value of benefit obligations:
  Retirees...........................................  $ 152,981    $ 136,854
  Fully eligible active plan participants............      4,856        7,056
  Other active plan participants.....................     93,048       65,595
                                                       ---------    ---------
Total accumulated benefit obligations................    250,885      209,505
Fair value of Plan assets............................   (191,042)    (156,416)
Unrecognized net deferrals...........................     20,596       37,542
                                                       ---------    ---------
Excess of Accumulated Benefit Obligations Over Plan
 Assets..............................................  $  80,439    $  90,631
                                                       =========    =========

  The actuarial computations assumed a discount rate of 7.25% (8.5% at December 31, 1994) to determine the accumulated postretirement benefit obligation, an expected long-term rate of return on plan assets of 9.0% and a health care cost trend rate of 8.0% initially, declining gradually to 5.5% in 2023 and thereafter, to measure the accumulated postretirement benefit obligation.

  Effective January 1, 1993, certain features of the plan were amended. For future retirees, the company introduced retiree cost-sharing and implemented programs intended to stem rising costs. Also, the company has adopted a provision which limits its future obligation to absorb health care cost inflation. The features of the new plan provisions have been reflected in the assumed health care cost trend rate disclosed above. However, a one percentage point increase in the assumed health care cost trend rate would increase the 1995 postretirement benefit expense (service cost and interest cost) by $2.1 million and the accumulated postretirement benefit obligation as of December 31, 1995 by $17.6 million.

INCOME TAXES

  Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires, among other things, the application of current statutory income tax rates in computing deferred income tax balances. In the first quarter of 1993,

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES the company recognized the cumulative effect, through January 1, 1993, of the accounting change, reflecting the difference between current statutory tax rates and the generally higher rates that were used to establish the deferred income tax balances, resulting in noncash income of $58.2 million (equivalent to $0.37 per share).

  Cash payments for income taxes were $98.1 million, $101.6 million and $75.2 million in 1995, 1994 and 1993, respectively. The components of income tax expense for the years ending December 31, 1995, 1994 and 1993, were as follows:

                                                         1995     1994    1993
                                                       -------- -------- -------
                                                         THOUSANDS OF DOLLARS
      Federal
        Current....................................... $ 85,225 $ 79,483 $72,049
        Deferred*.....................................   31,230   23,218   7,339
      State...........................................   24,284   23,700  18,254
                                                       -------- -------- -------
          Total....................................... $140,739 $126,401 $97,642
                                                       ======== ======== =======

--------
  *The 1993 deferred income tax expense includes $6.2 million for the one-time adjustment of previously recorded deferred taxes due to the increase in the U.S. statutory rate.

  The significant deferred tax assets and liabilities at December 31, 1995 and 1994, were as follows:

                                                             1995       1994
                                                          ---------- ----------
                                                          THOUSANDS OF DOLLARS
      Deferred tax liabilities:
        Accelerated depreciation......................... $  210,564 $  206,338
        Investments in safe harbor leases................     23,362     37,234
        Pensions.........................................     69,869     60,611
        Other............................................     89,584     64,438
                                                          ---------- ----------
          Total deferred tax liabilities.................    393,379    368,621
                                                          ---------- ----------
      Deferred tax assets:
        Postretirement benefits..........................     32,176     36,000
        Accrued liabilities..............................     21,614     24,521
        Other............................................     54,971     37,263
                                                          ---------- ----------
          Total deferred tax assets......................    108,761     97,784
                                                          ---------- ----------
      Net Deferred Tax Liabilities....................... $  284,618 $  270,837
                                                          ========== ==========

  The following table outlines the reconciling differences between the U.S. statutory tax rates and the rates used by the company in the determination of net income:

                                                              1995  1994  1993
                                                              ----  ----  ----
Federal statutory rate....................................... 35.0% 35.0% 35.0%
State and local income taxes, net of U.S. federal income tax
 benefit.....................................................  3.6   3.9   4.3
Goodwill amortization........................................  1.7   1.3   2.0
Benefits resulting from corporate-owned life insurance
 programs.................................................... (5.8) (4.7) (5.5)
Affordable housing investment credits........................ (3.9) (3.1) (2.5)
Other........................................................ (1.4) (0.4) (0.2)
                                                              ----  ----  ----
Subtotal..................................................... 32.0  32.0  33.1
Adjustment of deferred taxes for the increase in the U.S.
 federal statutory income tax rate...........................  --    --    2.2
                                                              ----  ----  ----
    Total.................................................... 32.0% 32.0% 35.3%
                                                              ====  ====  ====

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

DEBT FINANCING AND INTEREST EXPENSE

  The company's debt at December 31, 1995 and 1994, consisted of the following:

                                                             1995       1994
                                                          ---------- ----------
                                                          THOUSANDS OF DOLLARS
Commercial paper......................................... $  314,264 $  484,061
Medium-term notes due 1997-2005 at a weighted average
 interest rate of 6.93%..................................    500,000    200,000
9.125% debentures due December 1, 2000...................    199,646    199,574
8.875% debentures due April 15, 2021.....................    149,665    149,652
7.0% notes due January 1, 2003...........................    109,725    109,686
Subsidiary revolving line of credit......................    162,000        --
Other....................................................    175,660    101,759
                                                          ---------- ----------
    Total................................................ $1,610,960 $1,244,732
                                                          ========== ==========

  Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company's debt exceeds its book value at December 31, 1995 by approximately $98 million. The company's notes and debentures are not actively traded and contain no call provisions.

  At December 31, 1995, the company had an available credit facility of $550 million with a group of domestic and foreign banks that expires December 21, 1999. The credit arrangement provides support for the issuance of commercial paper and other credit needs. Borrowings under the facility (none during the past two years) bear interest at various rates not exceeding the banks' prime rates. The company pays an annual fee of 0.07% on the total unused credit facility.

  At December 31, 1995, a subsidiary of the company had an available line of credit of $200 million with a group of domestic and foreign banks that expires April 21, 2000. Borrowings under this facility amounted to $162 million at December 31, 1995 and bear interest at various rates not exceeding the banks' prime rates. The subsidiary pays an annual fee of 0.10% on the total unused credit facility.

  At December 31, 1995, the company had $599 million of commercial paper and short-term debt outstanding, of which $50 million represents management's current estimate of the 1996 net repayment. The remaining $549 million is classified as long-term since the company has the ability and intent to maintain such debt on a long-term basis. The weighted average interest rate on all commercial paper debt outstanding during 1995 was 5.87% (5.93% at December 31, 1995). Annual maturities of long-term debt (excluding commercial paper and short-term debt) are as follows: 1997--$123 million, 1998--$47 million, 1999-- $107 million, 2000--$236 million, and thereafter $499 million.

  The following table summarizes interest expense included in the Consolidated Statements of Income:

                                                     1995      1994     1993
                                                   --------  --------  -------
                                                     THOUSANDS OF DOLLARS
Interest incurred................................. $120,658  $ 63,726  $51,922
Amount capitalized as property, plant and
 equipment........................................  (10,899)  (10,233)  (6,486)
                                                   --------  --------  -------
    Total......................................... $109,759  $ 53,493  $45,436
                                                   ========  ========  =======

  Interest paid, net of capitalized interest, was $101.9 million, $51.8 million and $42.9 million in 1995, 1994 and 1993, respectively.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

STOCK AND INCENTIVE PROGRAMS FOR MANAGEMENT EMPLOYEES

  Restricted Stock Awards--At December 31, 1995 and 1994, the company had outstanding 461,000 and 328,000, respectively, restricted shares granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for five to seven years from the grant date. Dividends on the restricted shares are paid currently to the recipients and, accordingly, the restricted shares are treated as outstanding shares. The expense of the grant is recognized evenly over the vesting period.

  The value of the restricted stock awards was $18.1 million and $10.0 million based upon the closing price of the company's stock at each year end ($39.375 and $29.50 at December 31, 1995 and 1994, respectively). Charges to expense for this stock plan were $1.0 million, $1.5 million and $1.1 million in 1995, 1994 and 1993, respectively.

  Stock Purchase Plan--The company has a stock purchase plan for selected managers and key staff employees. Under the plan, the company is required to contribute an amount equal to 70% of participants' contributions, of which 50% is applied to the purchase of stock and 20% is paid in cash. The number of shares required for the plan for the year 1995 will depend upon the extent to which eligible participants subscribe during the subscription period in the first quarter of 1996 and the price of the stock on March 18, 1996. Amounts charged to expense for this plan were $6.2 million, $6.1 million, and $6.2 million in 1995, 1994 and 1993, respectively.

  Incentive Compensation Plans--The company has incentive compensation plans covering selected officers. Amounts charged to expense for supplementary compensation ($4.3 million in 1995, $3.3 million in 1994 and $2.6 million in 1993), are determined from the level of achievement of performance measures related to earnings, margins and returns applied to the participants' base salaries. Similar incentive and gain sharing compensation plans exist for other officers, managers, supervisors and production employees.

  Stock Options--The company has granted stock options annually from 1983 to 1995. The employee options vest from three to nine and one-half years and may be exercised, once vested, up to ten years from the date of grant. Under authorized Stock Incentive Plans, a maximum of 5.7 million shares were available for future grants of stock options and restricted stock awards as of December 31, 1995. Information relating to stock options, which includes 2.3 million and 2.4 million shares granted in 1995 and 1994, respectively, under a broad base stock option program for non-management employees, is shown below.

  Other Information--Under the stock programs, authorized unissued shares or treasury shares may be used. If authorized unissued shares are used, not more than 11.3 million shares may be issued in the aggregate. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

                                     1995                        1994
                          --------------------------- ---------------------------
                          NUMBER OF  PER SHARE OPTION NUMBER OF  PER SHARE OPTION
                            SHARES   ON DATE OF GRANT   SHARES   ON DATE OF GRANT
                          ---------- ---------------- ---------- ----------------
Stock options granted...   4,979,450 $30.44 to $57.70  4,016,500 $28.44 to $30.94
Stock options canceled
 or expired.............     551,730 $15.95 to $35.44    274,220 $19.63 to $31.38
Stock options exercised.   1,238,326 $15.66 to $31.38    370,627 $11.44 to $23.94
At end of year:
  Stock options
   outstanding..........  14,246,152 $15.66 to $57.70 11,056,758 $15.66 to $31.38
  Stock options
   exercisable..........   4,831,856 $15.66 to $31.38  4,764,756 $15.66 to $31.38

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

EMPLOYEE STOCK OWNERSHIP PLAN

  Contributions to the company's Employee Stock Ownership Plan were discontinued in response to the change in tax law that eliminated the previously available tax credit. Under this plan, 1.2 million shares are held in trust as of December 31, 1995, for formerly eligible employees. There are no charges to operations for this plan, except for certain administrative expenses.

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

  If, subsequent to the rights becoming exercisable, the company is acquired in a merger or other business combination at any time when there is a 20% or more holder, the rights will then entitle a holder to buy shares of the acquiring company with a market value equal to twice the exercise price of each right. Alternatively, if a 20% holder acquires the company by means of a merger in which the company and its stock survives, or if any person acquires 30% or more of the company's common stock, each right not owned by a 20% or more shareholder would become exercisable for common stock of the company (or, in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

GEOGRAPHIC SEGMENTS

  The following table summarizes the company's results of operations and identifiable assets, as of and for the years ended December 31, 1995, 1994 and 1993:

                                                1995        1994        1993
                                             ----------  ----------  ----------
                                                   THOUSANDS OF DOLLARS
Net sales:
  Domestic.................................. $5,502,566  $4,343,477  $3,999,367
  Foreign...................................  1,018,524     553,395     390,282
  Less transfers between geographic areas...     (9,304)     (8,086)     (1,888)
                                             ----------  ----------  ----------
    Total................................... $6,511,786  $4,888,786  $4,387,761
                                             ==========  ==========  ==========
Earnings from operations:
  Domestic*................................. $  580,410  $  497,120  $  362,364
  Foreign...................................     19,928       4,118        (598)
  Corporate and other expenses--net.........    (40,929)    (41,807)    (36,159)
                                             ----------  ----------  ----------
    Total................................... $  559,409  $  459,431  $  325,607
                                             ==========  ==========  ==========
Identifiable assets:
  Domestic.................................. $4,442,825  $3,719,974  $3,186,229
  Foreign...................................    674,387     541,614     307,727
  Investment in unconsolidated affiliates...     91,221      80,580      74,188
  Corporate and other.......................    176,377     109,975      85,882
                                             ----------  ----------  ----------
    Total................................... $5,384,810  $4,452,143  $3,654,026
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

SUBSEQUENT EVENT

  On March 7, 1996, the company announced that its Metromail subsidiary had filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of common stock of Metromail. All of the shares would be offered by Metromail with net proceeds being used to repay certain indebtedness owed to the company. The company would use the payment from Metromail to pay down its debt and for general corporate purposes. The company will retain a significant minority ownership interest in Metromail following the offering. The company expects that this transaction, if consummated, will result in a one-time gain, recorded in the company's 1996 income statement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
R. R. Donnelley & Sons Company:

  We have audited the accompanying consolidated balance sheets of R. R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R. R. Donnelley & Sons Company and Subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

  As explained in the Notes to Consolidated Financial Statements, effective January 1, 1995, the company changed its method of accounting for LIFO inventories and, effective January 1, 1993, the company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.

                                          Arthur Andersen LLP

Chicago, Illinois
January 25, 1996 (except with
respect to the matter
discussed in the Subsequent
Event footnote, as to which
the date is March 7, 1996)

                    UNAUDITED INTERIM FINANCIAL INFORMATION

                   THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA

                                         YEAR ENDED DECEMBER 31
                         ------------------------------------------------------
                           FIRST      SECOND     THIRD      FOURTH      FULL
                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                         ---------- ---------- ---------- ---------- ----------
1995
Net sales............... $1,318,089 $1,490,633 $1,704,793 $1,998,271 $6,511,786
Gross profit............    229,815    278,132    338,746    362,699  1,209,392
Net income..............     46,842     64,461     92,057     95,433    298,793
Net income per common
 share..................       0.31       0.42       0.60       0.62       1.95
1994
Net sales............... $1,070,877 $1,117,338 $1,242,973 $1,457,598 $4,888,786
Gross profit............    193,853    217,819    255,046    283,574    950,292
Net income..............     42,796     58,338     80,070     87,399    268,603
Net income per common
 share..................       0.28       0.38       0.52       0.57       1.75

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders of R. R. Donnelley & Sons Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 25, 1996 (except with respect to the matter discussed in the Subsequent Event footnote, as to which the date is March 7, 1996). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements and financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 25, 1996

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

  Transactions affecting the allowances for doubtful accounts during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
      Allowance for trade receivable losses:
       Balance, beginning of year................  $ 19,168  $ 14,795  $ 17,745
       Balance, acquired companies at acquisi-
        tion.....................................     3,761     5,257       312
       Provisions charged to income..............    22,615    14,047    22,658
                                                   --------  --------  --------
                                                     45,544    34,099    40,715
       Uncollectible accounts written off, net of
        recoveries...............................   (20,233)  (14,931)  (25,920)
                                                   --------  --------  --------
       Balance, end of year......................  $ 25,311  $ 19,168  $ 14,795
                                                   ========  ========  ========

INDEX TO EXHIBITS*


                                  DESCRIPTION                          EXHIBIT NO.
                                  -----------                          -----------
    Certificate of Incorporation(9)................................      3(i)(a)
    Certificate of Stock Designation filed as Exhibit A to the
     Rights Agreement dated July 24, 1986 between R. R. Donnelley
     & Sons Company and Morgan Shareholder Services Trust Compa-
     ny(2).........................................................      3(i)(b)

    By-Laws........................................................      3(ii)(a)
    Amendment to By-Laws adopted January 25, 1996..................      3(ii)(b)
    Form of Rights Agreement, dated as of July 24, 1986 between R.
     R. Donnelley & Sons Company and Morgan Shareholder Services
     Trust Company(2)..............................................      4(a)

    First Amendment to Rights Agreement, dated as of March 24,
     1988 between R. R. Donnelley & Sons Company and Morgan Share-
     holder Services Trust Company(4)..............................      4(b)


    Instruments Defining the Rights of Security Holders(1).........      4(c)

    Indenture dated as of November 1, 1990 between the Company and
     Citibank, N.A. as Trustee(7)..................................      4(d)


    Credit Agreement dated December 21, 1994 among R. R. Donnelley
     & Sons Company, the Banks named therein and Citibank, N.A.,
     as Administrative Agent(11)...................................      4(e)


    Directors' Retirement Benefit Plan, as amended(5)**............     10(a)

    Directors' Deferred Compensation Agreement(10)**...............     10(b)

    Donnelley Shares Stock Option Plan, as amended.................     10(c)

    1993 Stock Ownership Plan for Non-Employee Directors(8)**......     10(d)

    Senior Management Annual Incentive Plan, as amended(7)**.......     10(e)

    Form of Severance Agreement for Senior Officers, as amend-
     ed(10)**......................................................     10(f)

    1993 Stock Purchase Plan for Selected Managers and Key Staff
     Employees, as amended**.......................................     10(g)

    1986 Stock Incentive Plan, as amended**........................     10(h)

    1991 Stock Incentive Plan, as amended**........................     10(i)

    1995 Stock Incentive Plan, as amended**........................     10(j)

    Form of premium priced option agreement with certain executive
    officers(11)**.................................................     10(k)

    Unfunded Supplemental Benefit Plan(7)**........................     10(l)

    Amendment to Unfunded Supplemental Benefit Plan adopted on
     April 25, 1991(6)**...........................................     10(m)

    Agreement with John R. Walter for 1988 award of stock
     units(3)**....................................................     10(n)

    Employment Agreement among Stream International Holdings Inc.
     (formerly Stream International Inc.), R. R. Donnelley & Sons
     Company and Rory Cowan(12)**..................................     10(o)


    Retirement and Release agreement with F. R. Jarc(12)**.........     10(p)

    Agreement with F. R. Jarc(13)**................................     10(q)

    Statement of Computation of Ratio of Earnings to Fixed
     Charges.......................................................     12

    Letter regarding change in accounting principles(13)...........     18

    Subsidiaries of R. R. Donnelley & Sons Company.................     21

    Consent of Independent Public Accountants dated March 11,
     1996..........................................................     23

    Financial Data Schedule........................................     27

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

    (5) Filed as Exhibit with Form SE filed on March 25, 1991, and incorporated herein by reference.

    (6) Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

    (7) Filed as Exhibit with Form SE filed on March 26, 1992 and incorporated herein by reference.

    (8) Filed as Exhibit with Form SE filed on March 30, 1993 and incorporated herein by reference.

    (9) Filed on May 14, 1993 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.

    (10) Filed on March 28, 1994 as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

    (11) Filed on March 27, 1995 as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1994.

    (12) Filed on August 11, 1995 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

    (13) Filed on November 13, 1995 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.