Form 10-Q
period 1996-03-31
DONNELLEY R R & SONS CO
filed 1996-05-03
CIK 29669

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF APRIL 30, 1996                                    153,988,019

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                       PAGE
                                  INDEX                              NUMBER(S)
                                  -----                              ---------
      Condensed Consolidated Statements of Income (Unaudited) for
       the three months ended March 31, 1996 and 1995...............      3
      Condensed Consolidated Balance Sheets as of March 31, 1996
       (Unaudited) and December 31, 1995............................    4-5
      Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the three months ended March 31, 1996 and 1995...........      6
      Notes to Condensed Consolidated Financial Statements
       (Unaudited)..................................................    7-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

      Comparison of First Quarter 1996 to First Quarter 1995........   9-11
      Changes in Financial Condition................................     11
      Outlook.......................................................     12

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                          1996         1995
                                                       -----------  -----------
Net sales............................................. $ 1,546,995  $ 1,318,089
Cost of sales.........................................   1,306,173    1,088,274
                                                       -----------  -----------
Gross profit..........................................     240,822      229,815
Selling and administrative expenses...................     178,479      135,355
Restructuring charge..................................     512,548          --
                                                       -----------  -----------
Earnings (loss) from operations.......................    (450,205)      94,460
Interest expense......................................      25,083       22,584
Other (income) expense--net...........................     (26,576)       2,991
                                                       -----------  -----------
Earnings (loss) before income taxes...................    (448,712)      68,885
Provision (benefit) for income taxes..................     (71,794)      22,043
                                                       -----------  -----------
Net income (loss)..................................... $  (376,918) $    46,842
                                                       ===========  ===========
Per common share:
  Net income (loss)................................... $     (2.45) $      0.31
                                                       ===========  ===========
  Cash dividends...................................... $      0.18  $      0.16
                                                       ===========  ===========
Average shares outstanding............................ 154,017,000  153,123,000
                                                       ===========  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)

                                  ASSETS
                                                         1996       1995
                                                      ---------- ----------
  Cash and equivalents............................... $   41,748 $   33,122
  Receivables, less allowance for doubtful accounts
   of $25,631 and $25,311 at March 31, 1996 and
   December 31, 1995, respectively...................  1,195,026  1,466,159
  Inventories........................................    416,677    380,078
  Prepaid expenses...................................     44,566     28,600
                                                      ---------- ----------
    Total current assets.............................  1,698,017  1,907,959
                                                      ---------- ----------
  Property, plant and equipment, at cost.............  4,205,551  4,120,449
  Accumulated depreciation...........................  2,244,760  2,111,461
                                                      ---------- ----------
    Net property, plant and equipment................  1,960,791  2,008,988
  Goodwill and other intangibles--net................    821,203  1,024,954
  Other noncurrent assets............................    417,244    442,909
                                                      ---------- ----------
    Total assets..................................... $4,897,255 $5,384,810
                                                      ========== ==========




     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1996 AND DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           1996        1995
                                                        ----------  ----------
Accounts payable....................................... $  503,936  $  601,814
Accrued compensation...................................     94,266     126,483
Short-term debt........................................     50,000      50,000
Current and deferred income taxes......................     70,729      86,737
Other accrued liabilities..............................    399,198     265,340
                                                        ----------  ----------
  Total current liabilities............................  1,118,129   1,130,374
                                                        ----------  ----------
Long-term debt.........................................  1,540,424   1,560,960
Deferred income taxes..................................    234,364     300,840
Other noncurrent liabilities...........................    241,640     219,466
Shareholders' equity:
  Common stock, at stated value........................    330,612     330,612
  Retained earnings, net of cumulative translation
   adjustments of $36,867 and $29,031 at March 31, 1996
   and December 31, 1995, respectively.................  1,580,134   1,994,098
  Unearned compensation................................     (8,832)     (9,297)
  Reacquired common stock, at cost.....................   (139,216)   (142,243)
                                                        ----------  ----------
      Total shareholders' equity.......................  1,762,698   2,173,170
                                                        ----------  ----------
      Total liabilities and shareholders' equity....... $4,897,255  $5,384,810
                                                        ==========  ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31

                             (THOUSANDS OF DOLLARS)

                                                            1996       1995
                                                          ---------  ---------
Cash flows provided by (used in) operating activities:
  Net income............................................. $(376,918) $  46,842
  Restructuring charge...................................   512,548        --
  Depreciation...........................................    91,556     79,212
  Amortization...........................................    17,521     12,966
  Net change in operating working capital................    55,402    (95,432)
  Net change in other assets and liabilities.............   (84,240)   (11,936)
  Other..................................................       892       (706)
                                                          ---------  ---------
Net cash provided by operating activities................   216,761     30,946
                                                          ---------  ---------
Cash flows used for investing activities:
  Capital expenditures...................................  (143,862)  (107,683)
  Other investments including acquisitions, net of cash
   acquired..............................................   (19,037)   (21,184)
                                                          ---------  ---------
Net cash used for investing activities...................  (162,899)  (128,867)
                                                          ---------  ---------
Cash flows from (used for) financing activities:
  Net increase (decrease) in borrowings..................   (21,767)   115,178
  Disposition of reacquired common stock.................     6,544     20,836
  Acquisition of common stock............................    (4,537)   (13,233)
  Cash dividends on common stock.........................   (27,724)   (24,476)
                                                          ---------  ---------
Net cash from (used for) financing activities............   (47,484)    98,305
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..     2,248     (6,442)
                                                          ---------  ---------
Net increase (decrease) in cash and equivalents..........     8,626     (6,058)
Cash and equivalents at beginning of period..............    33,122     20,569
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  41,748  $  14,511
                                                          =========  =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1995 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1995 annual report on Form 10-K.

  The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods.

  Note 2. Components of the company's inventories at March 31, 1996 and December 31, 1995 were as follows:

                                                         (THOUSANDS OF DOLLARS)
                                                         -----------------------
                                                         MARCH 31,  DECEMBER 31,
                                                           1996         1995
                                                         ---------  ------------
Raw materials and manufacturing supplies................ $242,603     $230,694
Work in process.........................................  232,224      213,741
Finished goods..........................................   29,533       34,041
Progress billings.......................................  (34,134)     (47,549)
LIFO reserve............................................  (53,549)     (50,849)
                                                         --------     --------
    Total inventories................................... $416,677     $380,078
                                                         ========     ========

  Note 3. The following provides supplemental cash flow information:

                                                         (THOUSANDS OF DOLLARS)
                                                         -----------------------
                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         -----------------------
                                                           1996         1995
                                                         ---------  ------------
Interest paid, net of capitalized interest.............. $ 11,494     $ 12,314
Income taxes paid....................................... $ 10,724     $  5,496

  Note 4. In the first quarter of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment, and the impairment of intangible assets and investments in non-core businesses. These actions resulted in a one-time pre-tax charge of $512 million, or $2.67 per share after tax. Approximately $195 million of the charge is related to the gravure platform realignment. Approximately $189 million is related to other manufacturing restructuring, including $92 million to reposition Stream International's worldwide operations. Pre-tax cash outlays associated with the restructuring and realignment charge are expected to total approximately $147 million and will be incurred in 1996 and 1997. In addition, the company is recognizing the impairment of approximately $128 million in equipment, intangibles and investments in non-core businesses. The impairment loss was calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimates of future cash flows generated by the asset.

  The composition of the company's restructuring reserves is as follows:

                                          WRITEDOWN OF
                                          PROPERTY AND
                              ORIGINAL    INVESTMENTS           RESTRUCTURING
                            RESTRUCTURING   TO FAIR      CASH   RESERVES AS OF
                               RESERVE       VALUE     PAYMENTS MARCH 31, 1996
                            ------------- ------------ -------- --------------
Restructuring loss on
 writedown of property,
 plant and equipment, and
 other assets..............   $236,848     $(236,848)    --        $    --
Restructuring expenditures
 to reposition operations
 and close facilities......    147,619           --      --         147,619
Impairment loss on
 intangible assets and
 investments...............    128,081      (128,081)    --             --
                              --------     ---------     ---       --------
Total restructuring
 reserves..................   $512,548     $(364,929)    --        $147,619
                              ========     =========     ===       ========

                               ABOUT THE COMPANY

  R.R. Donnelley & Sons Company is a world leader in distributing, managing and reproducing print and digital information for the publishing, retailing, merchandising and information technology markets worldwide. The company is the largest commercial printer headquartered in North America, with approximately 41,000 employees in 26 countries on five continents.

  The company is organized into the following business sectors, which accounted for the following sales results during the first quarter of 1996:

  Commercial Print Sector, which includes consumer and trade magazines ($302 million, or 20% of 1996 first quarter consolidated net sales), and catalogs, retail advertising circulars, direct mail products ($275 million, or 18% of 1996 first quarter consolidated net sales).

  Global Commercial Print Sector, which includes the company's commercial print operations outside the United States--in Europe, Latin America and Asia ($83 million, or 5% of 1996 first quarter consolidated net sales).

  Information Management Sector, which includes Book Publishing Services ($159 million, or 10% of 1996 first quarter consolidated net sales), Telecommunications ($150 million, or 10% of 1996 first quarter consolidated net sales), and Financial Services ($88 million, or 6% of 1996 first quarter consolidated net sales), as well as the Metromail subsidiary ($56 million, or 4% of 1996 first quarter consolidated net sales), the company's Digital Division, the 77 Capital venture-capital fund, creative design and communication services and a variety of information services ($40 million, or 2% of 1996 first quarter consolidated net sales).

  Stream International, the world's largest software manufacturer, marketer and technical-support and services provider, approximately 80% owned by the company, formed in April 1995 from the merger of the company's Global Software Services business with Corporate Software Inc. ($394 million, or 25% of 1996 first quarter consolidated net sales).

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

COMPARISON OF FIRST QUARTER 1996 TO FIRST QUARTER 1995

                             RESULTS OF OPERATIONS

  The company reported a first quarter 1996 net loss of $377 million, or ($2.45) per share, reflecting the company's previously announced $512 million pre-tax restructuring charge ($411 million after taxes and a minority interest benefit) recorded during the period. Excluding the one-time charge, net income declined by 27% from last year's first quarter to $34 million and earnings per share decreased 29% to $0.22. First quarter sales of $1.5 billion were up 17 percent from the year-earlier quarter.

  The company's 1996 first-quarter earnings performance declined primarily due to the drop in by-product paper prices ($11.3 million), higher paper and postage prices in 1995 which depressed demand for catalogs and magazines in the quarter, a sluggish trade book sales environment due to the weak 1995 holiday sales season, and a number of developments that affected the performance of Stream International, notably the slower-than-expected corporate demand for new systems and software, as well as software price competition.

                                   NET SALES

  Net sales increased $229 million, or 17%, to $1.5 billion, reflecting acquisitions and mergers, higher materials sales (primarily paper) and continued growth in foreign operations. Approximately $190 million of the net sales increase was due to acquisitions and mergers (primarily Stream International), while higher paper prices accounted for approximately $103 million of the gain. These increases were partially offset by lower net sales in the book, catalog and magazine business units due to soft market conditions.

  Net sales from foreign operations represented approximately $269 million, or 17% of total net sales in the 1996 quarter, up 54% from $175 million, or 13% of total net sales in the first quarter of 1995. The growth in foreign sales reflected acquisitions (primarily Stream International) and volume increases from established operations in Latin America, Europe and Asia.

                   PERCENTAGE OF NET SALES BY BUSINESS UNIT

      FIRST QUARTER ENDED MARCH 31,                               1996  1995  1994
      -----------------------------                               ----  ----  ----
      Stream International.......................................  25%   15%   13%
      Consumer & Trade Magazines.................................  20    23    24
      Catalogs, Retail, Direct-Mail..............................  18    21    24
      Book Publishing............................................  10    13    13
      Telecommunications.........................................  10    10     9
      Financial Services.........................................   6     6     7
      Global Commercial Print....................................   5     5     3
      Other......................................................   6     7     7

                                   EXPENSES

  Gross profit increased 5%, to $241 million, due to higher volume in Telecommunications, Financial Services, Information Services and Direct Mail, as well as additional volume created by acquisitions and mergers (primarily Stream International). This increase was lower than the sales growth rate primarily due to the impact of the change in revenue mix associated with the Stream International merger and the decline in by-product paper prices.

  Selling and administrative expenses increased 32%, to $178 million, primarily reflecting higher expenses associated with Corporate Software Inc. The ratio of selling and administrative expenses to net sales, at 12% in the quarter, increased from the 1995 ratio of 10%, reflecting the impact of Stream International. Interest expense increased $2 million, reflecting both higher average interest rates and higher average debt balances associated with capital spending, acquisitions and increased working capital needs driven by higher paper quantities and prices. Other income increased $30 million primarily due to $14 million in gains on the sales of investments in the company's venture capital portfolio and a $12 million minority interest benefit arising from Stream International's portion of the restructuring charge.

                           SUMMARY OF EXPENSE TRENDS

FIRST QUARTER ENDED MARCH 31,                               % INCREASE
THOUSANDS OF DOLLARS             1996   % INCREASE   1995   (DECREASE)   1994
- -----------------------------  -------- ---------- -------- ---------- --------
Cost of manufacturing......... $447,899      8%    $413,124     14%    $363,712
Cost of materials.............  749,197     29%     582,972     33%     437,188
Depreciation..................   91,556     16%      79,212     24%      63,944
Amortization..................   17,521     35%      12,966      6%      12,180
Selling and administrative....  178,480     32%     135,355     18%     115,150
Net interest expense..........   25,083     11%      22,584     93%      11,728

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the quarter, excluding the one-time charge, operating cash flow (net income plus depreciation and amortization) was $143 million, up 3% from the first quarter of 1995. In addition, operating working capital (defined as inventories, accounts receivable and prepaid expenses, minus accounts payable, accrued compensation and other accrued liabilities, excluding the restructuring reserve), decreased $55 million during the first quarter of 1996, primarily due to a decrease in accounts receivable, compared to a $95 million increase during the first quarter of 1995. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth. Capital expenditures in the quarter totaled $144 million, including purchases of equipment to meet the growing needs of customers and purchases related to improving manufacturing productivity and efficiency. Full year capital spending is expected to be between $500 million and $550 million.

  At March 31, 1996, the company had an available credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $100 million at March 31, 1996.

                               OTHER INFORMATION

  Metromail--On March 7, 1996, the company announced that a registration statement had been filed with the Securities and Exchange Commission for a proposed initial public offering of common shares of Metromail. Upon consummation of the offering, the company will retain a significant minority interest in Metromail. Proceeds from the completed offering will be used by Metromail to retire certain indebtedness owed to the company. The company in turn will use the payment from Metromail to pay down debt and for general corporate purposes. The planned offering will be made only by means of a prospectus.

  Corporate Restructuring--On March 28, 1996, the company announced a $512 million pre-tax charge to first quarter earnings ($411 million or $2.67 per share after tax) to restructure and realign its gravure printing operations in North America, reposition other businesses, and write down certain equipment, investments in non-core businesses and intangible assets. Approximately $195 million of the charge is related to the gravure platform realignment. Approximately $189 million is related to other manufacturing restructuring, including approximately $92 million to reposition Stream International's worldwide operations. Additionally, the company has written down approximately $128 million in equipment, intangibles and investments in non-core businesses.

  Pre-tax cash outlays associated with the restructuring charge are expected to total approximately $147 million and will be incurred in 1996 and 1997. The remaining $365 million relates to non-cash items, primarily the write-down of fixed assets and goodwill. Because of this write-down, 1996 depreciation and amortization expenses will be approximately $11 million (before taxes) less than they would have been had the charge not been incurred.

                                    OUTLOOK

  The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most commercial print markets to have excess capacity. Competition is largely based on price, quality and servicing the special needs of customers.

  Management believes the company's prospects in 1996 will be challenging. The company's primary printing markets have been relatively weak in the first quarter. However, the company has substantial capacity committed under long-term contracts and the outlook for advertising seems positive, since 1996 is a major election year and the United States is hosting the 1996 Olympics. These events tend to increase advertising, resulting in higher demand for printed materials. Additionally, volume increases are likely across the book, catalog and magazine businesses in the second half of 1996, driven in part by postal rate relief as the new United States Postal classification system takes effect. Despite slower than expected corporate demand for software and software price discounting in early 1996, the company believes Stream International should see improved sales and profits for the year.

  The company is a large consumer of paper, acquired for and by customers. As in 1995, the cost and supply of certain paper grades consumed in the manufacturing process will continue to affect the company's financial results. In 1995, rising prices and tight supply caused revenues to increase as costs of paper were recovered, but at low margins. Management believes that the industry will experience declining paper prices and balanced supplies in 1996, as signs of price discounting have surfaced in the first quarter of the year. In addition to paper consumed in the manufacturing process, the company is also affected by the price of by-product paper which it sells. Financial results in 1996 will continue to be negatively impacted by decreased by-product prices, although the company anticipates no material further decline in prices during the remainder of the year.

  Additionally, there is currently proposed legislation before the United States Congress proposing to initially reduce and eventually eliminate the deduction for interest on loans borrowed against corporate-owned life insurance (COLI). The company has used this deduction for several years and is carefully watching any changes in legislation that may reduce or eliminate it going forward.

  In summary, the company's competitive strengths of worldwide geographic coverage, strategic raw materials purchasing (primarily paper and ink), comprehensive service offerings, technology advantage and economies of scale should result in strong sales and earnings growth in 1996.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a) The company held its Annual Meeting of Stockholders on March 28, 1996.

  (b) The following matters were voted upon at the Annual Meeting of
Stockholders:

    1. The election of the nominees for Directors of the Second Class who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 1999 was voted on by the stockholders. The nominees, all of whom were elected, were: James R. Donnelley, Judith H. Hamilton, John M. Richman, William D. Sanders, and Bide L. Thomas. The Inspectors of Election certified the following vote tabulations:

                                                     FOR     WITHHELD  NON-VOTES
                                                 ----------- --------- ---------
      James R. Donnelley........................ 133,279,759 1,484,443      0
      Judith H. Hamilton........................ 133,235,770 1,528,432      0
      John M. Richman........................... 133,179,165 1,585,037      0
      William D. Sanders........................ 133,274,540 1,489,662      0
      Bide L. Thomas............................ 133,240,362 1,523,840      0

    2. A stockholder proposal regarding the company's maquiladora operations was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

         FOR                AGAINST                      ABSTAIN                     NON-VOTES
      ---------           -----------                   ----------                   ---------
      4,925,021           107,811,496                   13,793,853                   8,233,832

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

      3(i)     Restated Certificate of Incorporation, as filed and effective on March 28,
               1996.
      4        Form of Rights Agreement, dated as of April 25, 1996, between R.R.
               Donnelley & Sons Company and First Chicago Trust Company of New York.
     10        Donnelley Shares Stock Option Plan, as amended on January 25, 1996, and including Donnelley Shares Stock Option Plan for UK Employees.
     27        Financial Data Schedule

  (b) A current Report on Form 8-K was filed during the first quarter of 1996. The Report was dated March 28, 1996 and included Item 5, "Other Events," and
Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits".

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

          May 3, 1996
Date __________________________