Form 10-Q
period 1996-06-30
DONNELLEY R R & SONS CO
filed 1996-08-02
CIK 29669

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF JULY 31, 1996                                  153,238,963

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                       PAGE
                                  INDEX                              NUMBER(S)
                                  -----                              ---------
      Condensed Consolidated Statements of Income (Unaudited) for
       the three and six month periods ended June 30, 1996 and
       1995........................................................        3
      Condensed Consolidated Balance Sheets as of June 30, 1996
       (Unaudited) and December 31, 1995...........................        4
      Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the six months ended June 30, 1996 and 1995.............        5
      Notes to Condensed Consolidated Financial Statements
       (Unaudited).................................................        6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

      Results of Operations--Comparison of Second Quarter and First
       Half 1996 to 1995...........................................     8-11
      Changes in Financial Condition...............................       11
      Other Information............................................    11-12
      Outlook......................................................    12-13

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                   JUNE 30,                   JUNE 30,
                           -------------------------- --------------------------
                               1996          1995         1996          1995
                           ------------  ------------ ------------  ------------
Net sales................  $  1,577,500  $  1,490,633 $  3,124,496  $  2,808,722
Cost of sales............     1,287,438     1,212,501    2,593,611     2,300,775
                           ------------  ------------ ------------  ------------
Gross profit.............       290,062       278,132      530,885       507,947
Selling and
 administrative expenses.       184,792       155,356      363,273       290,674
Restructuring charge.....        48,084           --       560,632           --
                           ------------  ------------ ------------  ------------
Earnings (loss) from
 operations..............        57,186       122,776     (393,020)      217,273
Interest expense.........        24,713        27,013       49,796        49,867
Gain on Metromail stock
 offering................       (44,158)          --       (44,158)          --
Other (income) expense--
 net.....................        (2,982)          967      (29,558)        3,725
                           ------------  ------------ ------------  ------------
Earnings (loss) before
 income taxes............        79,613        94,796     (369,100)      163,681
Provision (benefit) for
 income taxes............        25,336        30,335      (46,458)       52,378
                           ------------  ------------ ------------  ------------
Net income (loss)........  $     54,277  $     64,461 $   (322,642) $    111,303
                           ============  ============ ============  ============
Per common share:
  Net income (loss)......  $       0.35  $       0.42 $      (2.09) $       0.73
                           ============  ============ ============  ============
  Cash dividends.........  $       0.18  $       0.16 $       0.36  $       0.32
                           ============  ============ ============  ============
Average shares
 outstanding.............   154,113,294   153,526,000  154,062,081   153,308,000
                           ============  ============ ============  ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1996 AND DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)

                                 ASSETS
                                                     1996         1995
                                                  -----------  -----------
  Cash and equivalents........................... $    30,693  $    33,122
  Receivables, less allowance for doubtful
   accounts of $25,134 and $25,311 at June 30,
   1996 and December 31, 1995, respectively......   1,065,759    1,466,159
  Inventories....................................     356,857      380,078
  Prepaid expenses...............................      21,058       28,600
                                                  -----------  -----------
    Total current assets.........................   1,474,367    1,907,959
                                                  -----------  -----------
  Property, plant and equipment, at cost.........   4,191,238    4,120,449
  Accumulated depreciation.......................  (2,276,165)  (2,111,461)
                                                  -----------  -----------
    Net property, plant and equipment............   1,915,073    2,008,988
  Goodwill and other intangibles--net............     562,661    1,024,954
  Other noncurrent assets........................     547,766      442,909
                                                  -----------  -----------
    Total assets................................. $ 4,499,867  $ 5,384,810
                                                  ===========  ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable............................... $   405,975  $   601,814
  Accrued compensation...........................      86,796      126,483
  Short-term debt................................      50,000       50,000
  Current and deferred income taxes..............      76,131       86,737
  Other accrued liabilities......................     435,796      265,340
                                                  -----------  -----------
    Total current liabilities....................   1,054,698    1,130,374
                                                  -----------  -----------
  Long-term debt.................................   1,228,345    1,560,960
  Deferred income taxes..........................     238,958      300,840
  Other noncurrent liabilities...................     187,087      219,466
  Shareholders' equity:
    Common stock, at stated value ($1.25 par
     value)......................................     330,612      330,612
    Retained earnings, net of cumulative
     translation adjustments of $33,284 and
     $29,031 at June 30, 1996 and December 31,
     1995, respectively..........................   1,611,593    1,994,098
    Unearned compensation........................      (7,801)      (9,297)
    Reacquired common stock, at cost.............    (143,625)    (142,243)
                                                  -----------  -----------
        Total shareholders' equity...............   1,790,779    2,173,170
                                                  -----------  -----------
        Total liabilities and shareholders'
         equity.................................. $ 4,499,867  $ 5,384,810
                                                  ===========  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30
                             (THOUSANDS OF DOLLARS)

                                                            1996       1995
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income (loss)...................................... $(322,642) $ 111,303
  Restructuring charge, net of tax and minority interest.   435,380        --
  Depreciation...........................................   176,608    159,093
  Amortization...........................................    33,155     33,191
  Gain on Metromail stock offering.......................   (44,158)       --
  Net change in operating working capital................   144,747   (255,525)
  Net change in other assets and liabilities.............   (20,221)   (24,851)
  Other..................................................    (7,787)     8,653
                                                          ---------  ---------
Net cash provided by operating activities................   395,082     31,864
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................  (235,997)  (224,739)
  Proceeds from receivables from Metromail...............   248,510        --
  Other investments including acquisitions, net of cash
   acquired..............................................   (22,368)   (23,812)
                                                          ---------  ---------
Net cash used for investing activities...................    (9,855)  (248,551)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net increase (decrease) in borrowings..................  (332,616)   249,584
  Disposition of reacquired common stock.................    25,849     28,205
  Acquisition of common stock............................   (25,831)   (20,744)
  Cash dividends on common stock.........................   (55,514)   (49,052)
                                                          ---------  ---------
Net cash from (used for) financing activities............  (388,112)   207,993
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..       456       (323)
                                                          ---------  ---------
Net decrease in cash and equivalents.....................    (2,429)    (9,017)
                                                          ---------  ---------
Cash and equivalents at beginning of period..............    33,122     20,569
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  30,693  $  11,552
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

  Note 2. Components of the company's inventories at June 30, 1996 and December 31, 1995 were as follows:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Raw materials and manufacturing supplies.................... $213,493  $230,694
Work in process.............................................  216,159   213,741
Finished goods..............................................   29,033    34,041
Progress billings...........................................  (45,579)  (47,549)
LIFO reserve................................................  (56,249)  (50,849)
                                                             --------  --------
    Total inventories....................................... $356,857  $380,078
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Cash flow data:
 Interest paid, net of capitalized interest.................  $50,561   $41,312
 Income taxes paid..........................................  $31,847   $31,161

  Note 4. In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment, and the impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $560 million, or $2.82 per share after tax. Approximately $195 million of the charges related to the gravure platform realignment and approximately $233 million related to other manufacturing restructuring. Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million and will be incurred in 1996 and 1997. In addition, the company is recognizing the impairment of approximately $133 million in equipment, intangibles and investments in non-core businesses. The impairment loss was calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimates of future cash flows generated by the asset. Reflected in the total charges is $127 million to reposition Stream International's worldwide operations.

  The following table presents the components of the company's restructuring reserves along with charges against these reserves from their establishment until June 30, 1996 (in thousands of dollars):

                                           WRITEDOWN OF
                                           PROPERTY AND
                               ORIGINAL    INVESTMENTS            RESTRUCTURING
                             RESTRUCTURING   TO FAIR      CASH    RESERVES AS OF
                               RESERVES       VALUE     PAYMENTS  JUNE 30, 1996
                             ------------- ------------ --------  --------------
Restructuring loss on
 writedown of property,
 plant and equipment, and
 other assets...............   $250,731     $(250,731)  $   --       $    --
Restructuring expenditures
 to reposition
 operations and close
 facilities.................    176,960           --     (4,545)      172,415
Impairment loss on
 intangible assets and
 investments................    132,941      (132,941)      --            --
                               --------     ---------   -------      --------
    Total restructuring
     reserves...............   $560,632     $(383,672)  $(4,545)     $172,415
                               ========     =========   =======      ========

  Note 5. On June 19, 1996, Metromail (the company's previously wholly-owned subsidiary, which is a leading provider of market-oriented consumer information and reference services) completed an initial public offering of
13.8 million shares of its common stock at $20.50 per share. As a result of the offering, the company's interest in Metromail has been reduced to approximately 38%. Approximately $250 million of the proceeds from the completed offering were used by Metromail to retire certain indebtedness owed to the company. The company in turn used the payment from Metromail to pay down debt and for general corporate purposes. The transaction resulted in a pre-tax gain for the company of approximately $44 million and a deferred tax provision of approximately $18 million. As a result of this transaction, the company has changed its method of accounting for Metromail from consolidation to the equity method, effective July 1, 1996. Under the equity method, the company will recognize in income its proportionate share of the net income of Metromail.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF SECOND QUARTER 1996 TO SECOND QUARTER 1995

                               ABOUT THE COMPANY

  R.R. Donnelley & Sons Company is a world leader in distributing, managing and reproducing print and digital information for the publishing, retailing, merchandising and information technology markets worldwide. The company is the largest commercial printer headquartered in North America, with approximately 38,000 employees in 26 countries on five continents.

  The company is organized into the following business sectors, which accounted for the following sales results during the second quarter of 1996:

    Commercial Print Sector, which includes consumer and trade magazines ($275 million, or 17% of 1996 second quarter consolidated net sales), and catalogs, retail advertising circulars and direct mail products ($270 million, or 17% of 1996 second quarter consolidated net sales).

    Global Commercial Print Sector, which includes the company's commercial print operations outside the United States--in Europe, Latin America and Asia ($75 million, or 5% of 1996 second quarter consolidated net sales).

    Information Management Sector, which includes Telecommunications ($165 million, or 11% of 1996 second quarter consolidated net sales), Book Publishing Services ($163 million, or 10% of 1996 second quarter consolidated net sales) and Financial Services ($114 million, or 7% of 1996 second quarter consolidated net sales), as well as Metromail ($69 million, or 4% of 1996 second quarter consolidated net sales), the company's Digital Division, the 77 Capital venture-capital fund, creative design and communication services and a variety of information services ($42 million, or 3% of 1996 second quarter consolidated net sales). As described below, on June 19, 1996, the company's interest in Metromail was reduced to approximately 38% as a result of the completion of Metromail's initial public offering of common stock.

    Stream International, the world's largest software manufacturer, marketer and technical-support and services provider, approximately 80% owned by the company, formed in April 1995 from the merger of the company's Global Software Services business with Corporate Software Inc. ($404 million, or 26% of 1996 second quarter consolidated net sales).

                          NET SALES BY BUSINESS UNIT
                   AS A PERCENTAGE OF CONSOLIDATED NET SALES

                                                   SECOND QUARTER   FIRST HALF
                                                   ENDED JUNE 30, ENDED JUNE 30,
                                                   -------------- --------------
                                                   1996 1995 1994 1996 1995 1994
                                                   ---- ---- ---- ---- ---- ----
Stream International/Global Software Services.....  26   24   13   26   19   13
Consumer & Trade Magazines........................  17   19   23   19   21   23
Catalogs, Retail, Direct-Mail.....................  17   18   23   17   20   23
Telecommunications................................  11   10   11   10   10   11
Book Publishing...................................  10   12   14   10   13   14
Financial Services................................   7    6    7    6    6    7
Global Commercial Print...........................   5    5    3    5    5    3
Other.............................................   7    6    6    7    6    6

                      CONSOLIDATED RESULTS OF OPERATIONS

  The company reported second quarter 1996 net income of $54 million, or $0.35 per share, reflecting a $48 million pre-tax restructuring charge recorded in the second quarter of 1996 ($24 million after taxes and a minority interest benefit) which was primarily related to the continued repositioning of Stream International's manufacturing businesses, as well as a $44 million pre-tax gain ($26 million after taxes) related to the June 1996 Metromail IPO. Excluding the restructuring charge and the Metromail gain, net income declined by 19% from last year's second quarter to $52 million and earnings per share decreased $0.08 to $0.34. Second quarter sales of $1.6 billion were up 6% from the year-earlier quarter.

  For the first half of 1996, the company reported a net loss of $323 million, or $2.09 per share, reflecting the $560 million pre-tax restructuring charges ($435 million after taxes and a minority interest benefit) recorded in the first half of 1996, as well as the Metromail gain recorded in the second quarter of 1996. Excluding the restructuring charges and the Metromail gain, net income declined by 23% from last year's first half to $86 million. Earnings per share decreased $0.17 to $0.56. First half sales of $3.1 billion were up 11% from the year-earlier period.

  Excluding the restructuring charges and the Metromail gain, the company's 1996 second-quarter and first-half earnings performance declined primarily due to the drop in by-product paper prices (a $30 million impact on a year-to-date basis), and a number of developments that affected the performance of Stream International (notably the slower-than-expected corporate demand for new systems and software and substantially reduced demand for printing and disk replication, as well as software price competition). In addition, higher paper and postage prices in 1995 depressed the demand for magazine pages and circulation in 1996 and the trade book sales environment was sluggish during the first half of 1996 due to excessive retail inventories resulting from the weak 1995 holiday sales season.

                            CONSOLIDATED NET SALES

  Net sales for the second quarter increased $87 million, or 6%, to $1.6 billion due to higher paper prices and growth across many business units, most notably Stream International, Financial Services and Telecommunications. Higher paper prices accounted for approximately $21 million of the increase. These increases were partially offset by lower volume in Book Publishing, Latin America and Consumer Magazines due to soft market conditions.

  Net sales from foreign operations represented approximately $258 million, or 16% of total net sales in the second quarter, up 17% from $220 million, or 15% of total net sales in the second quarter of 1995. The growth in foreign sales reflected volume increases from Stream International and operations in Europe and Asia, partially offset by decreased volume in Latin America due to recessionary conditions in Argentina and Brazil.

  Net sales for the first half increased $316 million, or 11%, to $3.1 billion, reflecting higher paper prices and growth across many business units, most notably Stream International (in part due to the acquisition of Corporate Software Inc. in April 1995), Financial Services, Telecommunications, Information Services and European operations. Higher paper prices accounted for approximately $124 million of the increase. These increases were partially offset by lower volume in Book Publishing Services, Consumer Magazines, Catalog Services and Latin America due to soft market conditions.

  Net sales from foreign operations represented approximately $525 million, or 17% of total net sales in the first half, up 31% from $402 million, or 14% of total net sales in the first half of 1995. The growth in foreign sales reflected volume increases from Stream International and operations in Europe and Asia, partially offset by decreased volume in Latin America due to recessionary conditions in Argentina and Brazil.

                             CONSOLIDATED EXPENSES

  Gross profit for the second quarter increased 4% to $290 million due to the sales growth as noted above, partially offset by lower by-product revenue (down $19 million). Selling and administrative expenses increased 19% to $185 million, primarily reflecting increases in Stream International's expenses ($12 million higher than the 1995 second quarter), higher expenses at Metromail and increased volume-related expenses in Financial Services. The ratio of selling and administrative expenses to net sales, at 12% in the quarter, increased from the 1995 ratio of 10%, primarily reflecting the higher expenses at Stream International and Metromail. Interest expense decreased $2 million, reflecting decreased debt balances and lower interest rates.

  For the first half, gross profit increased 5% to $531 million due to the sales growth as noted above, partially offset by lower by-product revenue (down $30 million). Selling and administrative expenses increased 25% to $363 million, reflecting increases in Stream International's expenses ($44.7 million higher than the 1995 first half), higher expenses at Metromail and increased volume-related expenses in Financial Services. The ratio of selling and administrative expenses to net sales, at 12% in the first half, increased from the 1995 ratio of 10% reflecting higher expenses at Stream International (partially due to the acquisition of Corporate Software Inc. in April 1995) and Metromail. Other income increased $33 million, primarily due to approximately $17 million of minority interest benefits resulting from the restructuring charges and approximately $16 million of gains on the sales of investments in the company's venture-capital portfolio.

                    SUMMARY OF CONSOLIDATED EXPENSE TRENDS

SECOND QUARTER ENDED JUNE
30,                                   % INCREASE            % INCREASE
(THOUSANDS OF DOLLARS)        1996    (DECREASE)    1995    (DECREASE)   1994
- -------------------------  ---------- ---------- ---------- ---------- --------
Cost of materials........    $743,794      6%      $703,960     54%    $455,641
Cost of manufacturing....     442,958      8%       408,435     10%     370,882
Depreciation.............      85,052     10%        79,881     29%      61,859
Amortization.............      15,634    (23)%       20,225     57%      12,905
Selling and
 administrative..........     184,793     19%       155,356     31%     118,147
Net interest expense.....      24,713     (9)%       27,013    117%      12,472
FIRST HALF ENDED JUNE 30,             % INCREASE            % INCREASE
(THOUSANDS OF DOLLARS)        1996    (DECREASE)    1995    (DECREASE)   1994
- -------------------------  ---------- ---------- ---------- ---------- --------
Cost of materials........  $1,492,991     16%    $1,286,933     44%    $894,410
Cost of manufacturing....     890,857      8%       821,558     12%     734,594
Depreciation.............     176,608     11%       159,093     27%     124,843
Amortization.............      33,155     --         33,191     27%      26,045
Selling and
 administrative..........     363,272     25%       290,674     25%     233,150
Net interest expense.....      49,796     --         49,867    106%      24,199

 RESULTS OF OPERATIONS OF PRINT-RELATED BUSINESSES AND OF STREAM INTERNATIONAL

 Print-Related Businesses

  The company's print-related businesses (all business sectors other than Stream International) had net sales of $1.2 billion, a 3% increase over last year's second quarter net sales of $1.1 billion. The increase was attributable primarily to growth in the Information Management sector, most notably Financial Services, Telecommunications and Metromail, due to strong market conditions. Excluding the restructuring charge, the print-related businesses had operating income of $107 million, a 9% decrease from the same quarter in 1995. The decrease was attributable to unfavorable by-products pricing and decreased earnings in Latin America due to recessionary market conditions in Argentina and Brazil.

  For the first half, the company's print-related businesses had net sales of $2.32 billion, a 3% increase over last year's first half net sales of $2.26 billion. The increase was attributable primarily to increased volume in Financial Services, Telecommunications, Information Services and Metromail, in addition to strong growth in European sales. Excluding the restructuring charges, the print-related businesses had first half operating income of $178 million, a 15% decrease from $209 million in the first half of 1995. The decrease was attributable to the drop in by-product paper prices and decreased earnings in Latin America due to unfavorable market conditions.

 Stream International

  Stream International had second quarter 1996 net sales of $404 million, a 13% increase over last year's second quarter net sales of $357 million. The sales growth was primarily due to increased demand for help-desk and other value-added services, partially offset by a substantially decreased demand for printed product and disk replication. Stream International had a second quarter operating loss of $2 million, compared to earnings of $4 million in 1995's second quarter. For the first half, Stream International had net sales of $796 million, a 45% increase over last year's first half net sales of $548 million. This sales growth was attributable in part to the inclusion of Corporate Software Inc. beginning in April 1995, as well as increased demand for help-desk and other value-added services. Stream International had a first half operating loss of $10 million, compared to earnings of $8 million in the first half of 1995. The earnings decrease primarily resulted from the sooner-than-expected drop in demand for printing and disk replication, which is being replaced by demand for electronic ordering and delivery and CD-ROM capability. Stream International is actively pursuing methods to capitalize on these electronic and digital opportunities. Operating earnings were also unfavorably impacted by decreased demand for software updates and software price competition.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the first half, cash flow from operations totaled $395 million, up $363 million from the first half of 1995. Of this amount, operating working capital reductions provided cash of $145 million during the first half of 1996, compared to a $256 million use of cash during the first half of 1995. This improvement primarily resulted from decreases in receivables and inventories in the first half of 1996 versus increases in these components during the first half of 1995 (largely due to the impact of paper prices). Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth. Capital expenditures in the first half totaled $236 million, including purchases of equipment to meet the growing needs of customers and purchases related to improving manufacturing productivity and efficiency. Full year capital spending is expected to be between $500 million and $550 million.

  At June 30, 1996, the company had an available credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $130 million at June 30, 1996.

  On July 25, 1996, the company announced its intention to repurchase shares of its common stock having an aggregate purchase price of up to $250 million through June 30, 1997. Shares acquired under this program will be retired. The April 25, 1996 authorization to repurchase up to 1.8 million shares of stock for use under various employee benefit plans will remain in effect.

OTHER INFORMATION

  Metromail--On June 19, 1996, Metromail completed an initial public offering of its common stock. As a result of the offering, the company's interest in Metromail has been reduced to approximately 38%. Approximately $250 million of the proceeds from the completed offering were used by Metromail to retire certain indebtedness owed to the company. The company in turn used the payment from Metromail to pay down debt and for general corporate purposes. The transaction resulted in a pre-tax gain of approximately $44 million ($26 million after taxes). As a result of this transaction, the company has changed its method of accounting for Metromail from consolidation to the equity method. Under the equity method, the company will recognize in income its proportionate share of the net income of Metromail.

  Restructuring--On March 28, 1996, the company announced a $512 million pre-tax charge to first quarter earnings ($411 million or $2.67 per share after tax) to restructure and realign its gravure operations in North America, reposition other businesses, and write down certain equipment, investments in non-core businesses and intangible assets. Approximately $195 million of the charge is related to the gravure platform realignment. Approximately $189 million is related to other manufacturing restructuring, including approximately $92 million to reposition Stream International's worldwide operations. Additionally, the company wrote down approximately $128 million in equipment, intangibles and investments in non-core businesses, in accordance with FASB 121.

  On July 25, 1996, the company announced a charge of $48 million before taxes ($24 million or $0.16 per share after tax) primarily to restructure Stream International's software manufacturing, printing, kitting and fulfillment operations. The restructuring reflects changes in customer demand, which is shifting from disk-based media and printed materials to CD-ROM and other forms of electronic media, packaging and delivery.

  Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million and will be incurred in 1996 and 1997. The remaining $383 million relates to non-cash items, mainly the write-down of fixed assets and goodwill. Because of this write-down, 1996 depreciation and amortization expenses will be approximately $11 million (before taxes) less than they would have been had the charges not been incurred.

  Human Resources and Plant Closings--As part of the restructuring during the first half of 1996 as noted above, the company has announced plans to close or consolidate six operations, including gravure-printing plants in Newton, NC and Casa Grande, AZ; Stream International manufacturing facilities in Crawfordsville, IN and Weathersby, England; a book prepress operation in Barbados; and a stand-alone book bindery in Scranton, PA. Through these actions, the Metromail public offering and other streamlining initiatives underway, the company expects to reduce its workforce by approximately 15% over the next year (from the 41,000 employees as of December 31, 1995), with most of the reductions coming in 1996.

OUTLOOK

  The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most commercial print markets to have excess capacity. Competition is largely based on price, quality and servicing the special needs of customers.

  Management believes the company's prospects in 1996 will be challenging. Despite weaknesses in the company's primary printing markets during the first half of 1996, demand is beginning to rebound in the book, catalog and magazine businesses and management believes second-half results will improve. In addition, there is substantial capacity committed under long-term contracts. Despite slower than expected corporate demand for software and software price discounting in early 1996, the company believes Stream International should see improved sales and profits for the second half of the year relative to the first half as it actively pursues methods to capitalize on the electronic and digital opportunities in the software market.

  The company is a large consumer of paper, acquired for and by customers; therefore, the cost and supply of certain paper grades consumed in the manufacturing process will continue to affect the company's financial results. As paper price discounting has surfaced during the first half of 1996, management believes that the industry will continue to experience declining paper prices and balanced supplies during the remainder of the year. In addition to paper consumed in the manufacturing process, the company is also affected by the price of by-product paper which it sells. Financial results in the second half of 1996 will continue to be negatively impacted by decreased by-product prices compared to 1995.

  Additionally, there is currently legislation before the United States Congress proposing to initially reduce and eventually eliminate the deduction for interest on loans borrowed against corporate-owned life insurance (COLI). The company has used this deduction for several years and is carefully watching any changes in legislation that may reduce or eliminate it going forward.

  In summary, the company's competitive strengths of worldwide geographic coverage, strategic raw materials purchasing (primarily paper and ink), comprehensive service offerings, technology advantage and economies of scale should result in second-half performance that is stronger than the second half of 1995 and the first half of 1996.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

    10(a)   1986 Stock Incentive Plan, as amended*

    10(b)   1991 Stock Incentive Plan, as amended*

    10(c) Memorandum of Agreement and Understanding among Stream International Holdings, Inc., R. R. Donnelley & Sons Company and Rory J. Cowan*

    27      Financial Data Schedule
- ----------
*Management contract or compensatory plan or arrangement

  (b) No current Report on Form 8-K was filed during the second quarter of 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          R. R. Donnelley & Sons Company

                                                  /s/ Peter F. Murphy
                                          By __________________________________
                                                      Peter F. Murphy
                                                   Corporate Controller
                                                  (Authorized Officer and
                                                 Chief Accounting Officer)

        August 2, 1996
Date __________________________