Form 10-Q
period 1996-09-30
DONNELLEY R R & SONS CO
filed 1996-11-01
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF SEPTEMBER 30, 1996                             150,385,660

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                         PAGE
                                   INDEX                               NUMBER(S)
                                   -----                               ---------
      Condensed Consolidated Statements of Income (Unaudited) for the
       three and nine month periods ended September 30, 1996 and
       1995..........................................................        3
      Condensed Consolidated Balance Sheets as of September 30, 1996
       (Unaudited) and December 31, 1995.............................        4
      Condensed Consolidated Statements of Cash Flows (Unaudited) for
       the nine months ended September 30, 1996 and 1995.............        5
      Notes to Condensed Consolidated Financial Statements
       (Unaudited)...................................................      6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

      Results of Operations--Comparison of Third Quarter and First
       Nine Months 1996 to 1995......................................     9-12
      Changes in Financial Condition.................................       12
      Other Information..............................................    12-13
      Outlook........................................................       14

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                           -------------------------- --------------------------
                               1996          1995         1996          1995
                           ------------  ------------ ------------  ------------
Net sales................  $  1,602,528  $  1,704,793 $  4,727,024  $  4,513,515
Cost of sales............     1,319,346     1,366,047    3,912,957     3,666,822
                           ------------  ------------ ------------  ------------
Gross profit.............       283,182       338,746      814,067       846,693
Selling and
 administrative expenses.       157,419       170,762      520,692       461,437
Restructuring charge.....           --            --       560,632           --
                           ------------  ------------ ------------  ------------
Earnings (loss) from
 operations..............       125,763       167,984     (267,257)      385,256
Interest expense.........        21,818        30,366       71,614        80,233
Gain on Metromail stock
 offering................           --            --       (44,158)          --
Other (income) expense--
 net.....................        (1,198)        2,240      (30,757)        5,964
                           ------------  ------------ ------------  ------------
Earnings (loss) before
 income taxes............       105,143       135,378     (263,956)      299,059
Provision (benefit) for
 income taxes............        37,275        43,321       (9,182)       95,699
                           ------------  ------------ ------------  ------------
Net income (loss)........  $     67,868  $     92,057 $   (254,774) $    203,360
                           ============  ============ ============  ============
Per common share:
  Net income (loss)......  $       0.45  $       0.60 $      (1.66) $       1.33
                           ============  ============ ============  ============
  Cash dividends.........  $       0.19  $       0.18 $       0.55  $       0.50
                           ============  ============ ============  ============
Average shares
 outstanding.............   152,444,000   153,629,000  153,416,000   153,408,000
                           ============  ============ ============  ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (THOUSANDS OF DOLLARS)

                                 ASSETS
                                                      1996        1995
                                                   ----------  -----------
  Cash and equivalents............................ $   21,567  $    33,122
  Receivables, less allowance for doubtful
   accounts of $25,097 and $25,311 at September
   30, 1996 and December 31, 1995, respectively...  1,202,749    1,466,159
  Inventories.....................................    368,338      380,078
  Prepaid expenses................................     37,019       28,600
                                                   ----------  -----------
    Total current assets..........................  1,629,673    1,907,959
                                                   ----------  -----------
  Property, plant and equipment, at cost..........  4,233,454    4,120,449
  Accumulated depreciation........................ (2,320,061)  (2,111,461)
                                                   ----------  -----------
    Net property, plant and equipment.............  1,913,393    2,008,988
  Goodwill and other intangibles--net.............    560,592    1,024,954
  Other noncurrent assets.........................    545,659      442,909
                                                   ----------  -----------
    Total assets.................................. $4,649,317  $ 5,384,810
                                                   ==========  ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable................................ $  451,894  $   601,814
  Accrued compensation............................     96,324      126,483
  Short-term debt.................................     50,000       50,000
  Current and deferred income taxes...............     74,602       86,737
  Other accrued liabilities.......................    535,860      265,340
                                                   ----------  -----------
    Total current liabilities.....................  1,208,680    1,130,374
                                                   ----------  -----------
  Long-term debt..................................  1,314,358    1,560,960
  Deferred income taxes...........................    252,652      300,840
  Other noncurrent liabilities....................    196,535      219,466
  Shareholders' equity:
    Common stock, at stated value ($1.25 par
     value).......................................    326,705      330,612
    Retained earnings, net of cumulative
     translation adjustments of $31,699 and
     $29,031 at September 30, 1996 and December
     31, 1995, respectively.......................  1,520,044    1,994,098
    Unearned compensation.........................     (7,371)      (9,297)
    Reacquired common stock, at cost..............   (162,286)    (142,243)
                                                   ----------  -----------
        Total shareholders' equity................  1,677,092    2,173,170
                                                   ----------  -----------
        Total liabilities and shareholders'
         equity................................... $4,649,317  $ 5,384,810
                                                   ==========  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                             (THOUSANDS OF DOLLARS)

                                                            1996       1995
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income (loss)...................................... $(254,774) $ 203,360
  Restructuring charge, net of tax and minority interest.   435,380        --
  Depreciation...........................................   256,995    240,014
  Amortization...........................................    43,112     52,176
  Gain on Metromail stock offering.......................   (44,158)       --
  Net change in operating working capital................   118,882   (300,650)
  Net change in other assets and liabilities.............   (17,472)    (3,442)
  Other..................................................     2,488      5,649
                                                          ---------  ---------
Net cash provided by operating activities................   540,453    197,107
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................  (321,675)  (353,664)
  Proceeds from receivables from Metromail...............   248,510        --
  Other investments including acquisitions, net of cash
   acquired..............................................   (22,278)   (53,711)
                                                          ---------  ---------
Net cash used for investing activities...................   (95,443)  (407,375)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net increase (decrease) in borrowings..................  (246,603)   278,492
  Disposition of reacquired common stock.................    32,420     33,191
  Acquisition of common stock............................  (157,887)   (27,952)
  Cash dividends on common stock.........................   (84,597)   (76,710)
                                                          ---------  ---------
Net cash provided by (used for) financing activities.....  (456,667)   207,021
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..       102      1,909
                                                          ---------  ---------
Net decrease in cash and equivalents.....................   (11,555)    (1,338)
                                                          ---------  ---------
Cash and equivalents at beginning of period..............    33,122     20,569
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  21,567  $  19,231
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

  Note 2. Components of the company's inventories at September 30, 1996 and December 31, 1995 were as follows:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Raw materials and manufacturing supplies.................... $193,041  $230,694
Work in process.............................................  264,959   213,741
Finished goods..............................................   27,938    34,041
Progress billings...........................................  (58,651)  (47,549)
LIFO reserve................................................  (58,949)  (50,849)
                                                             --------  --------
    Total inventories....................................... $368,338  $380,078
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Cash flow data:
 Interest paid, net of capitalized interest................. $ 54,927  $ 61,235
 Income taxes paid.......................................... $ 56,845  $ 63,706

  Note 4. In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment, and the impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $560 million ($435 million after taxes and a minority interest benefit). Approximately $195 million of the charges related to the gravure platform realignment and approximately $233 million related to other manufacturing restructuring. Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million and will be incurred in 1996 and 1997. In addition, the company has recognized the impairment of approximately $133 million in equipment, intangibles and investments in non-core businesses. The impairment loss was calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimates of future cash flows generated by the asset. Reflected in the total charges is $127 million to reposition Stream International's worldwide operations.

  The following table presents the components of the company's restructuring reserves along with charges against these reserves from their establishment until September 30, 1996 (in thousands of dollars):

                                       WRITEDOWN OF
                                       PROPERTY AND
                           ORIGINAL    INVESTMENTS              RESTRUCTURING
                         RESTRUCTURING   TO FAIR      CASH      RESERVES AS OF
                           RESERVES       VALUE     PAYMENTS  SEPTEMBER 30, 1996
                         ------------- ------------ --------  ------------------
Restructuring loss on
 writedown of property,
 plant and equipment,
 and
 other assets...........   $250,731     $(250,731)  $    --        $    --
Restructuring
 expenditures to
 reposition
 operations and close
 facilities.............    176,960           --     (22,751)       154,209
Impairment loss on
 intangible assets and
 investments............    132,941      (132,941)       --             --
                           --------     ---------   --------       --------
    Total restructuring
     reserves...........   $560,632     $(383,672)  $(22,751)      $154,209
                           ========     =========   ========       ========

  Note 5. On June 19, 1996, Metromail (the company's previously wholly-owned subsidiary, which is a leading provider of market-oriented consumer information and reference services) completed an initial public offering of
13.8 million shares of its common stock at $20.50 per share. As a result of the offering, the company's interest in Metromail has been reduced to approximately 38%. Approximately $250 million of the proceeds from the completed offering were used by Metromail to retire certain indebtedness owed to the company. The company in turn used the payment from Metromail to pay down debt and for general corporate purposes. The transaction resulted in a pre-tax gain for the company of approximately $44 million and a deferred tax provision of approximately $18 million. As a result of this transaction, the company has changed its method of accounting for Metromail from consolidation to the equity method, effective July 1, 1996. Under the equity method, the company recognizes in income its proportionate share of the net income of Metromail ($2 million in the 1996 third quarter). Metromail had net sales and operating earnings of $63 million and $9 million, respectively, in the third quarter of 1995 and $174 million and $24 million, respectively, in the first nine months of 1995. Metromail's 1996 net sales and operating earnings were $126 million and $13 million, respectively, through the date of the initial public offering.

  Note 6. On October 31, 1996, Donnelley Enterprise Solutions Incorporated
(DESI), a wholly-owned subsidiary of the company and a single-source provider of integrated information management services to professional service organizations, announced that the initial public offering of approximately 2.9 million shares of its common stock was priced at $25 per share. Upon completion of the offering (which is expected to occur on November 5, 1996), the company's interest in DESI will be reduced to approximately 43% (34% if the underwriters' over-allotment option is exercised in full). The company expects to receive approximately $50 million ($60 million if the underwriters' over-allotment option is exercised in full) from the net proceeds of the shares sold by it and from repayment of amounts owed to it by DESI, which will be used for general corporate purposes. The company estimated that the transaction will result in a pre-tax gain to the company of approximately $30 million, or $20 million after taxes ($35 million, or $25 million after taxes, if the underwriters' over-allotment is exercised in full). Upon completion of this transaction, the company will change its method of accounting for DESI from consolidation to the equity method. Under the equity method, the company will recognize in income its proportionate share of the net income of DESI. DESI's net sales and operating earnings are not material to the consolidated results of the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF THIRD QUARTER 1996 TO THIRD QUARTER 1995

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

  The company is organized into the following business sectors, which accounted for the following sales results during the third quarter of 1996:

    Commercial Print Sector, which includes consumer and trade magazines ($276 million, or 17% of 1996 third quarter consolidated net sales), and catalogs, retail advertising circulars and direct mail products ($353 million, or 22% of 1996 third quarter consolidated net sales).

    Global Commercial Print Sector, which includes the company's commercial print operations outside the United States--in Europe, Latin America and Asia ($85 million, or 5% of 1996 third quarter consolidated net sales).

    Information Management Sector, which includes Book Publishing Services ($190 million, or 12% of 1996 third quarter consolidated net sales), Telecommunications ($168 million, or 11% of 1996 third quarter consolidated net sales), and Financial Services ($103 million, or 6% of 1996 third quarter consolidated net sales), as well as the company's Digital Division, the 77 Capital venture-capital fund, creative design and communication services and a variety of information services ($43 million, or 3% of 1996 third quarter consolidated net sales).

    Stream International, the world's largest software manufacturer, marketer and technical-support and services provider, approximately 80% owned by the company, formed in April 1995 from the merger of the company's Global Software Services business with Corporate Software Inc. ($383 million, or 24% of 1996 third quarter consolidated net sales).

                           NET SALES BY BUSINESS UNIT
                  (AS A PERCENTAGE OF CONSOLIDATED NET SALES)

                                                  THREE MONTHS    NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 --------------- --------------
                                                 1996  1995 1994 1996 1995 1994
                                                 ----  ---- ---- ---- ---- ----
Stream International/Global Software Services...  24    24   11   25   21   12
Catalogs, Retail, Direct-Mail...................  22    22   25   20   21   25
Consumer & Trade Magazines......................  17    17   22   17   19   22
Book Publishing.................................  12    12   15   11   12   14
Telecommunications..............................  11     9    9   10   10   10
Financial Services..............................   6     5    6    6    5    7
Global Commercial Print.........................   5     5    5    5    5    4
Other...........................................   3*    6    7    6    7    6
*Reflects the company's reduced ownership in
 Metromail

                       CONSOLIDATED RESULTS OF OPERATIONS

  The company reported third quarter 1996 net income of $68 million, a 26% decline from last year's third quarter. Earnings per share decreased $0.15 to $0.45. Third quarter net sales of $1.6 billion were down 6% from the year-earlier quarter.

  For the nine months, the company reported a net loss of $255 million, or $1.66 per share, reflecting $560 million in pre-tax restructuring charges ($435 million after taxes and minority interest benefit) recorded in the first half, primarily to realign gravure operations in North America and reposition Stream International. These charges were partially offset by a $44 million pre-tax gain ($26 million after taxes) on the initial public offering of Metromail Corporation common shares in the second quarter. Excluding the restructuring charges and the Metromail gain, net income declined by 24% from last year's first nine months to $154 million. Earnings per share decreased $0.32 to $1.01. Nine month net sales of $4.7 billion were up 5% from the year-earlier period.

  Excluding the restructuring charges, the company's 1996 third-quarter and nine-month operating earnings performance declined primarily due to a drop in by-product revenue; developments that affected the performance of Stream International, primarily the slower-than-expected corporate demand for new systems and software and substantially reduced demand for printed product and diskette replication, as well as software price competition; and the company's reduced ownership of Metromail following the second-quarter public offering.

                            CONSOLIDATED NET SALES

  Net sales for the third quarter decreased $102 million, or 6%, to $1.6 billion, reflecting significantly lower paper prices (down $133 million), the company's reduced ownership of Metromail following the second-quarter public offering ($63 million of sales in 1995's third quarter) and lower by-product revenue (down $20 million). In addition, Stream International's sales decreased by $26 million, primarily reflecting reduced demand for software documentation printing and diskette replication. These decreases were partially offset by higher volume across most business units.

  Net sales from foreign operations represented $239 million, or 15%, of net sales in the third quarter, down 12% from $273 million, or 16%, of net sales in the year-earlier quarter. The decrease in foreign sales reflected lower sales volume in Stream International's foreign locations and lower volume in Latin America due to continued recessionary conditions in Argentina and Brazil.

  Net sales for the nine months increased $214 million, or 5%, to $4.7 billion, reflecting the inclusion of Corporate Software Inc. (CSI) beginning in April 1995. This increase was partially offset by lower by-product revenue (down $50 million), the company's reduced ownership of Metromail following the public offering ($174 million of sales in the first nine months of 1995 versus $126 million of sales in 1996 through the date of the public offering) and lower paper prices (down $13 million).

  Net sales from foreign operations represented approximately $765 million, or 16%, of net sales in the first nine months, up from $744 million, or 16%, of net sales in the year-earlier period.

                             CONSOLIDATED EXPENSES

  Gross profit for the third quarter decreased by $56 million, or 16%, to $283 million due to the revenue and by-product variations as noted above. Amortization expense decreased 48% to $10 million, primarily reflecting the impact of goodwill writedowns taken during the first half restructuring. Selling and administrative expenses decreased 8% to $157 million, reflecting the company's reduced ownership of Metromail ($17 million of expenses), partially offset by an increase in volume-related expenses in Financial Services. The ratio of selling and administrative expenses to net sales remained consistent with the year-earlier quarter at 10%. Net interest expense decreased $9 million to $22 million, reflecting both lower interest rates and lower average debt balances.

  For the first nine months, gross profit decreased by $33 million, or 4%, to $814 million primarily reflecting lower by-product revenue (down $50 million). Amortization expense decreased 17% to $43 million, primarily reflecting the impact of goodwill writedowns taken during the first half restructuring. Selling and administrative expenses increased 13% to $521 million, primarily due to the inclusion of CSI beginning in April 1995 ($37 million of expenses in the 1996 first quarter) and higher volume-related expenses in Financial Services, partially offset by the company's reduced ownership of Metromail ($17 million of expenses). The ratio of selling and administrative expenses to net sales, at 11% in the first nine months, increased from the 1995 ratio of 10% reflecting higher expenses at Stream International (partly due to the inclusion of CSI beginning in April 1995). Net interest expense decreased $9 million to $72 million, reflecting lower interest rates and lower average debt balances. Other income increased $37 million, primarily due to $17 million of minority interest benefits related to the restructuring charges and $18 million of gains on the sales of investments in the company's venture-capital portfolio.

                     SUMMARY OF CONSOLIDATED EXPENSE TRENDS

THIRD QUARTER ENDED
SEPTEMBER 30,                       % INCREASE            % INCREASE
(THOUSANDS OF DOLLARS)      1996    (DECREASE)    1995    (DECREASE)    1994
----------------------   ---------- ---------- ---------- ---------- ----------
Cost of materials.......   $782,828     (6)%     $835,098     64%    $  508,422
Cost of manufacturing...    446,174      4%       431,043      8%       399,575
Depreciation............     80,387     (1)%       80,921     24%        65,494
Amortization............      9,957    (48)%       18,985     17%        16,217
Selling and
 administrative.........    157,419     (8)%      170,762     39%       122,830
Net interest expense....     21,818    (28)%       30,366    115%        14,155
NINE MONTHS ENDED
SEPTEMBER 30,                       % INCREASE            % INCREASE
(THOUSANDS OF DOLLARS)      1996    (DECREASE)    1995    (DECREASE)    1994
----------------------   ---------- ---------- ---------- ---------- ----------
Cost of materials....... $2,275,818      7%    $2,122,030     51%    $1,402,832
Cost of manufacturing...  1,337,032      7%     1,252,601     10%     1,134,169
Depreciation............    256,995      7%       240,014     26%       190,731
Amortization............     43,112    (17)%       52,176     25%        41,868
Selling and
 administrative.........    520,692     13%       461,437     30%       355,980
Net interest expense....     71,614    (11)%       80,233    109%        38,354

 RESULTS OF OPERATIONS OF PRINT-RELATED BUSINESSES AND OF STREAM INTERNATIONAL

 Print-Related Businesses

  The company's print-related businesses (all business sectors other than Stream International, and excluding Metromail) had third quarter net sales of $1.2 billion, a $13 million or 1% decrease from last year's third quarter net sales. The decrease was attributable primarily to significantly lower paper prices (down $122 million) and decreased by-product revenue (down $19 million), partially offset by higher volume across most business units. The print-related businesses had operating income of $134 million, an 8% decrease from the same quarter in 1995. The decrease was attributable primarily to lower by-product revenue (down $19 million).

  For the nine months, the company's print-related businesses had net sales of $3.4 billion, a $40 million or 1% increase over last year's net sales. The increase was attributable primarily to higher volume in Financial Services and Telecommunications, partially offset by the decrease in by-product revenue (down $47 million) and lower paper prices (down $13 million). Excluding the restructuring charges, the print-related businesses had nine-month operating income of $299 million, a 14% decrease from the year-earlier period. The decrease primarily reflected the reduction in by-product revenue (down $47 million).

 Stream International

  Stream International had third quarter net sales of $383 million, a 6% decrease from last year's third quarter net sales of $408 million, and an operating loss of $9 million, compared to operating income of $13 million in the same quarter in 1995. The decreases were attributable primarily to the slower-than-expected corporate demand for new systems and software and substantially reduced demand for printed product and diskette replication, as well as software price competition.

  For the nine months, Stream International had net sales of $1.2 billion, a 23% increase over last year's net sales of $1.0 billion. The increase reflected the inclusion of revenues from CSI beginning in April 1995 and increased demand for help-desk services. Excluding the restructuring charges, Stream International had an operating loss of $19 million for the nine months, compared to operating income of $15 million for the same period in 1995. The decrease was attributable to the unfavorable market factors mentioned above.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the nine months, cash flow from operating activities was $540 million, up $343 from the year-earlier period. Of this amount, operating working capital reductions provided cash of $119 million, compared to a $301 million use of cash during the first nine months of 1995. This improvement primarily resulted from decreases in receivables and inventories in 1996 versus increases in these components during 1995 (primarily due to the impact of paper prices). In addition, the company received $250 million immediately following the public offering of Metromail, in repayment of debt owed by Metromail. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth. Capital expenditures for the nine months totaled $322 million, including purchases of equipment to meet specific customer needs and purchases related to improving manufacturing productivity and efficiency. Full year capital spending is expected to be between $475 million and $500 million.

  At September 30, 1996, the company had an available credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $130 million at September 30, 1996.

  On July 25, 1996, the company's Board of Directors authorized the repurchase and retirement of shares of its common stock with an aggregate purchase price of up to $250 million through June 27, 1997, in addition to the company's ordinary purchases of approximately 1.5 million shares annually for issuance under various employee stock plans. During the third quarter, the company repurchased and retired 3.1 million shares in open market transactions at an average price of $33.30, for an aggregate purchase price of $104 million. Thus, authorization remains for the repurchase and retirement of additional shares with an aggregate purchase price of up to $146 million.

                               OTHER INFORMATION

  Metromail--On June 19, 1996, Metromail completed an initial public offering of its common stock. As a result of the offering, the company's interest in Metromail had been reduced to approximately 38%. Approximately $250 million of the proceeds from the completed offering were used by Metromail to retire certain indebtedness owed to the company. The company in turn used the payment from Metromail to pay down debt and for general corporate purposes. The transaction resulted in a pre-tax gain of approximately $44 million ($26 million after taxes). As a result of this transaction, the company has changed its method of accounting for Metromail from consolidation to the equity method. Under the equity method, the company will recognize in income its proportionate share of the net income of Metromail. Metromail had net sales and operating earnings of $63 million and $9 million, respectively, in the third quarter of 1995, and $174 million and $24 million, respectively, in the first nine months of 1995. Metromail's 1996 net sales and operating earnings were $126 million and $13 million, respectively, through the date of the public offering. In the fourth quarter of 1995, the company's results included Metromail's net sales and operating earnings of $73 million and $12 million, respectively.

  Corporate Restructurings--On March 28, 1996, the company announced a $512 million pre-tax charge to first quarter earnings ($411 million after taxes and a minority interest benefit) to restructure and realign its gravure operations in North America, resposition other businesses, and write down certain equipment, investments in non-core businesses and intangible assets. Approximately $195 million of the charge is related to the gravure platform realignment. Approximately $189 million is related to other manufacturing restructuring, including approximately $92 million to reposition Stream International's worldwide operations. Additionally, the company wrote down approximately $128 million in equipment, intangibles and investments in non-core businesses, in accordance with SFAS 121.

  On July 25, 1996, the company announced a $48 million pre-tax restructuring charge ($24 million after taxes and a minority interest benefit) primarily to restructure Stream International's software manufacturing, printing, kitting and fulfillment operations. The restructuring reflects changes in customer demand, which is shifting from disk-based media and printed materials to CD-ROM and other forms of electronic media, packaging and delivery.

  Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million and will be incurred in 1996 and 1997 ($23 million of this amount has been paid through September 30, 1996). The remaining $383 million relates to non-cash items, mainly the write-down of fixed assets and goodwill. Because of this write-down, 1996 depreciation and amortization expenses will be approximately $11 million (before taxes) less than they would have been had the charges not been incurred. The company expects the restructuring and related actions to generate increasing cost reductions in future years, growing to an annual amount of approximately $75 million to $100 million in 1998.

  Human Resources and Plant Closings--As part of the first-half restructuring discussed above, the company has commenced the discontinuation of catalog and magazine printing operations in the United Kingdom and closed Stream International's Crawfordsville, IN documentation printing and diskette replication operations. In addition, as part of the first-half restructuring, the company announced plans to close or consolidate four other operations, including gravure-printing plants in Newton, NC and Casa Grande, AZ; a book prepress operation in Barbados; and a stand-alone book bindery in Scranton, PA. Through these actions, the Metromail public offering and other streamlining initiatives underway, the company expects to reduce its workforce by approximately 15% before the end of 1997 (from the 41,000 employees as of December 31, 1995). Almost half of these reductions have occurred during the first nine months of 1996.

  Donnelley Enterprise Solutions Incorporated--On October 31, 1996, Donnelley Enterprise Solutions Incorporated (DESI), a wholly-owned subsidiary of the company and a single-source provider of integrated information management services to professional service organizations, announced that the initial public offering of approximately 2.9 million shares of its common stock was priced at $25 per share. Upon completion of the offering (which is expected to occur on November 5, 1996), the company's interest in DESI will be reduced to approximately 43% (34% if the underwriters' over-allotment option is exercised in full). The company expects to receive approximately $50 million ($60 million if the underwriters' over-allotment option is exercised in full) from the net proceeds of the shares sold by it and from repayment of amounts owed to it by DESI, which will be used for general corporate purposes. The Company estimated that the transaction will result in a pre-tax gain to the company of approximately $30 million, or $20 million after taxes ($35 million, or $25 million after taxes, if the underwriters' over-allotment is exercised in full). Upon completion of this transaction, the company will change its method of accounting for DESI from consolidation to the equity method. Under the equity method, the company will recognize in income its proportionate share of the net income of DESI. DESI's net sales and operating earnings are not material to the consolidated results of the company.

                                    OUTLOOK

  The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most commercial print markets to have excess capacity. Competition is largely based on price, quality and servicing the special needs of customers.

  Management believes the company's prospects in the fourth quarter of 1996 will be challenging. Results will continue to be negatively impacted by lower paper prices as compared to 1995, the company's reduced ownership of Metromail and resulting change in accounting treatment, as well as reduced by-product revenue (which is expected to be $10 million lower than the fourth quarter of 1995, assuming the continuation of current trends). Stream International's results will continue to be affected by reduced demand for software updates and software price competition, in addition to the significantly decreased demand for software documentation printing and diskette replication. Stream International continues to pursue methods to capitalize on the electronic and digital opportunities in the software market.

  As previously mentioned, due to the fixed asset and goodwill write-downs associated with the first-half restructuring charges, 1996 depreciation and amortization expenses will be approximately $11 million (pre-tax) less than they would have been had the charges not been incurred. The company expects the restructuring and related actions to generate increasing cost reductions in future years, growing to an annual amount of approximately $75 million to $100 million in 1998.

  Additionally, legislation was passed in the third quarter by the United States Congress to reduce and eventually eliminate the deduction for interest on loans borrowed against corporate-owned life insurance (COLI). The company has used this deduction for several years. The company's 1996 tax provision will be $13 million higher than it would have been had this legislative change not occurred. The company is currently assessing the impact of the change on future years.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

     10(a)     1986 Stock Incentive Plan, as amended*
     10(b)     1991 Stock Incentive Plan, as amended*
     10(c)     1995 Stock Incentive Plan, as amended*
     10(d)     1993 Stock Purchase Plan for Selected Managers and Key Staff
               Employees, as amended*
     10(e)     1993 Stock Ownership Plan for Non-Employee Directors, as
               amended*
     10(f)     Form of premium priced option agreement with certain executive officers, as amended*
     10(g)     Amendment to Memorandum of Agreement and Understanding among
               Stream International Holdings, Inc., R. R. Donnelley & Sons
               Company and Rory J. Cowan*
     27        Financial Data Schedule

--------
*Management contract or compensatory plan or arrangement

  (b) No current Report on Form 8-K was filed during the third quarter of 1996.

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

       November 1, 1996
Date __________________________