Form 10-K405
period 1996-12-31
DONNELLEY R R & SONS CO
filed 1997-03-10
CIK 29669

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

    [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                          ------------  ----------

                         COMMISSION FILE NUMBER 1-4694

                        R. R. DONNELLEY & SONS COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 36-1004130
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

        77 WEST WACKER DRIVE,
          CHICAGO, ILLINOIS                               60601
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER--(312) 326-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------      ---------------------------------------------
   COMMON (PAR VALUE $1.25)        NEW YORK, CHICAGO AND PACIFIC STOCK EXCHANGES
PREFERRED STOCK PURCHASE RIGHTS    NEW YORK, CHICAGO AND PACIFIC STOCK EXCHANGES

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                 YES  X         NO
                                                     ---           ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATE-MENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  AS OF FEBRUARY 28, 1997, 145,649,354 SHARES OF COMMON STOCK WERE OUTSTAND-ING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK (BASED ON THE CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE--COMPOSITE TRANSACTIONS ON FEBRUARY 28, 1997) HELD BY NONAFFILIATES WAS $4,252,537,682.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED FEBRUARY 18, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

================================================================================

                               TABLE OF CONTENTS

    FORM 10-K
    ITEM NO.                          NAME OF ITEM                         PAGE
    ---------                         ------------                         ----
 Part I
    Item  1.   Business.................................................     3
    Item  2.   Properties...............................................     5
    Item  3.   Legal Proceedings........................................     5
    Item  4.   Submission of Matters to a Vote of Security Holders......     6
               Executive Officers of R. R. Donnelley & Sons Company.....     6
 Part II
    Item  5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.....................................     7
    Item  6.   Selected Financial Data..................................     8
    Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................     8
    Item  8.   Financial Statements and Supplementary Data..............    13
    Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................    13
 Part III
    Item 10.   Directors and Executive Officers of the Registrant.......    14
    Item 11.   Executive Compensation...................................    14
    Item 12.   Security Ownership of Certain Beneficial Owners and
                Management..............................................    14
    Item 13.   Certain Relationships and Related Transactions...........    14
 Part IV
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K................................................    14
               Signatures...............................................    15
               Index to Financial Statements and Financial Statement
  Item 14(a).   Schedules...............................................   F-1
               Index to Exhibits........................................   E-1

                                    PART I

ITEM 1. BUSINESS

  R. R. Donnelley & Sons Company (the company), incorporated in the state of Delaware in 1956 as the successor to a business founded in 1864, is a world leader in distributing, managing and reproducing print and digital information for the publishing, retailing, merchandising and information technology markets worldwide. The company is the largest commercial printer in North America. It is a major supplier in the United Kingdom and also provides services in Latin America, other locations in Europe and in Asia. Services provided to customers include presswork and binding, including on-demand customized publications; conventional and digital preproduction operations, including desktop publishing and filmless color imaging necessary to create a printed image; software manufacturing, marketing and support services (through Stream International Holdings Inc.); design and related creative services (provided through Coris Inc.); electronic communication networks for simultaneous worldwide product releases; digital services to publishers; and the planning for and fulfillment of truck, rail, mail and air distribution for products of the company and its customers, as well as third parties.

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

  On March 28, 1996, the company announced a restructuring of certain of its operations. As part of this restructuring, the company began the discontinuation of catalog and magazine printing operations in the United Kingdom and closed Stream's plant in Wetherby, England, as well as its Crawfordsville, Ind., documentation printing and diskette replication operations. In addition, the company announced plans to close or consolidate four other operations, including gravure printing plants in Newton, N.C. and Casa Grande, Ariz.; a book preproduction operation in Barbados; and a stand alone book bindery in Scranton, Pa. (see restructuring charges discussion on page 10). In addition to the restructuring, on June 19, 1996, Metromail Corporation ("Metromail"), a wholly-owned subsidiary of the company, completed an initial public offering of its common stock. As a result of the offering, the company's interest in Metromail was reduced to approximately 38%. On November 4, 1996, Donnelley Enterprise Solutions Incorporated ("DESI"), a wholly-owned subsidiary of the company, completed an initial public offering of its common stock, and as a result of the offering, the company's interest in DESI was reduced to approximately 43% (see divestitures discussion on page
11).

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

  In January, 1996, the company announced a reorganization of its business groups to include the following operating units and subsidiaries:

  Commercial Print Sector, which includes Merchandise Media (catalogs, retail advertising circulars and direct-mail products--$1.3 billion, or 20% of 1996 consolidated net sales) and Magazine Publishing Services (consumer and trade magazines--$1.1 billion, or 17% of 1996 consolidated net sales). These are businesses with common requirements in scale, equipment, services and distribution.

  Information Management Sector, which includes Book Publishing Services ($718 million, or 11% of 1996 consolidated net sales), Telecommunications (directories--$704 million, or 11% of 1996 consolidated net sales) and Financial Services (financial printing and communications-process services-- $441 million, or 7% of 1996 consolidated net sales). These businesses serve customers that need to reproduce and distribute information in a variety of formats globally and share requirements for flexible, fast-response production systems.

  This sector also includes Information Services ($275 million, or 4% of 1996 consolidated net sales), which includes the 77 Capital venture-capital fund, creative design and communication services, and a variety of information services. These operations provide direct-marketing, graphics-management and graphic-design services. Using digital technologies, these business units are developing services that help customers create new products, enhance their marketing communications or increase the value of information by combining digital media with print. Information Services included 6 months' revenues from Metromail of $126 million and 10 months' revenues from DESI of $80 million.

  Global Commercial Print Sector, which includes the company's directory, book, magazine and catalog operations outside North America--in Europe, Latin America and Asia ($327 million, or 5% of 1996 consolidated net sales).

  Stream International ($1.7 billion, or 25% of 1996 consolidated net sales), formed in April 1995 by a merger of the company's Global Software Services business with Corporate Software Inc. Approximately 80% owned by the company, it is the world's largest software manufacturer, marketer and technical-support and services provider. Stream is organized into three business units: Outsource Manufacturing (software replication, documentation, and kitting and assembly); Corporate Technologies (licensing and fulfillment, customized documentation, license administration and user training); and Outsource Technical Support (technical and help-line support).

  For the fiscal year ended December 31, 1996, international operations represented approximately 16% of consolidated net sales. See "Geographic Segments" in the Notes to Consolidated Financial Statements for further information.

  A significant portion of the company's sales are made pursuant to term contracts with customers, with the remainder being made on a single-order basis. For some customers, the company prints and provides related services for several different publications under different contracts. The company's contracts with its larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. Such sales contracts generally provide for timely price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 5% or more of the company's sales in 1996. The company's dependence for sales from its ten largest customers has declined in the past ten years to approximately 19% of sales in 1996, from 28% of sales in 1986.

  The various phases of the information industry in which the company is involved are highly competitive. While the company has contracts with many of its customers as discussed above, there are numerous competing companies and renewal of such contracts is dependent, in part, on the ability of the company to continue to differentiate itself from the competition. Differentiation results, in part, from the company's broad range of value-added services, which include: conventional and digital preproduction, computerized printing, Selectronic(R) imaging and gathering and sophisticated pool shipping and distribution services for printed products; information content repackaging into multiple formats, including print, magnetic and optical media; fulfillment and returned books inventory management; software manufacturing, marketing and support services; reprographics and facilities management; and graphic design and editorial services. Although the company believes it is the largest commercial printer in the United States, it estimates that its revenues represent approximately 8% of total sales in the industry. Although the company's plants are well located for the global, national or regional distribution of its products, competitors in some areas of the United States have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality as well as the range of available services.

  The primary raw materials used by the company are paper and ink. In 1996, the company spent approximately $3.2 billion on raw materials. The company is a large purchaser of paper and leverages its volume requirements to improve materials management and materials performance for its customers and believes this is a competitive advantage. The company negotiates with leading suppliers to maximize its purchasing efficiencies, but does not rely on any one supplier. The company has existing paper supply contracts (at prevailing market prices) to cover substantially all of the company's requirements through 1997, and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and the company believes that it will have adequate supplies in the future. Purchasing activity at both the local plant and corporate levels are coordinated to increase economies of scale.

  The company estimates that its capital expenditures in 1997 and 1998, to comply with federal, state and local provisions for environmental controls, as well as expenditures, if any, for the company's share of costs to clean hazardous waste sites that have received waste from the company, will not have a material effect upon its earnings or its competitive position.

  The company employed an average of approximately 38,800 persons in 1996 (38,000 persons at December 31, 1996), of whom more than 9,800 had been with the company for more than 10 years and over 3,300 for 25 years or longer. As of December 31, 1996, the company employed approximately 29,000 people in the United States, approximately 1,000, or 3%, of whom were covered by collective bargaining agreements. In addition, the company employed approximately 9,000 people in its foreign operations, the majority of whom were covered by collective bargaining agreements, as is customary in those markets.

ITEM 2. PROPERTIES

  The company's corporate office is located in a leased office building in Chicago, Illinois. As of December 31, 1996, the company and its subsidiaries operated 10 plants encompassing approximately 6.7 million square feet of manufacturing and warehouse space and constituting its gravure printing platform in the United States; 47 other U.S. facilities encompassing approximately 12.1 million square feet of manufacturing, operations and warehouse space; and 24 plants encompassing approximately 2.4 million square feet in Latin America, Europe and Asia. Of the total manufacturing and warehouse facilities, approximately 17.5 million square feet of space is owned by the company and its subsidiaries, while the remaining 3.7 million square feet of space is leased. In addition, the company has sales offices across the U.S., Latin America, Europe and Asia.

  The company has historically followed the practice of adding capacity to meet customer requirements, and has retained a substantial portion of its earnings for reinvestment in plant and equipment for this purpose. The company will continue to manage its assets in order to meet its customers' needs and growth objectives, while focusing on the generation of maximum value for its shareholders.

ITEM 3. LEGAL PROCEEDINGS

  On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Most of the specific factual assertions of the original complaint related to the closing by the company of its Chicago, Ill., catalog production operations begun in 1993. The complaint was amended on February 7, 1997, to reflect more general claims applicable to other company locations. Plaintiffs have filed a motion seeking nationwide class certification. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely.

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago, Ill., alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. The company's position is that the proper ERISA class is limited to the former Chicago employees.

  Both cases relate at least in part to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations, has a number of valid defenses to all of the claims made and is vigorously defending its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of either case.

  In September, 1995, an amended administrative complaint by the U.S. Environmental Protection Agency Region V seeking $210,000 in penalties was filed against the company's Warsaw, Ind., facility alleging violations of the Resource Conservation and Recovery Act. The complaint alleges that filtercake from wastewater treatment operations was mischaracterized by the company as non-hazardous waste. The original complaint contained other allegations which were dismissed by an administrative law judge. In December, 1996, the administrative law judge granted Region V's motion for an accelerated decision, denied a similar motion made by the company and issued a ruling requiring a hearing to determine if certain of the company's operations fall within the definition of "electroplating" operations making the filtercake a listed hazardous waste.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS OF R. R. DONNELLEY & SONS COMPANY

        NAME, AGE AND           OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY(1)    SINCE                 PAST FIVE YEARS(2)
-----------------------------   -------            --------------------------
 J. M. Richman                   1996   Management responsibilities as Acting Chairman
 69, Director, Acting Chair-            of the Board and Chief Executive Officer.
 man of the Board and                   Counsel to the law firm of Wachtell, Lipton,
 Chief Executive Officer(2)             Rosen & Katz.

 J. R. Donnelley                 1983   Management responsibilities as Vice Chairman of
 61, Director, Vice Chairman            the Board and for Corporate Communication,
 of the Board                           Community Relations and Government Affairs.
                                        Prior management responsibility for Corporate
                                        Development.

 S. J. Baumgartner               1993   Management responsibilities for R. R. Donnelley
 45, Executive Vice Presi-              Europe, R. R. Donnelley Latin America and R. R.
 dent and Sector President,             Donnelley Asia Operations. Prior management
 Global Commercial Print                responsibilities for Strategy, Technology and
 Sector(2)                              Information Systems, Human Resources, Corporate
                                        Affairs and Compensation and Benefits. Prior
                                        experience as a co-owner and member of board of
                                        directors of FRC Management, Inc., a provider of
                                        retirement, consulting and real estate
                                        investment services, and as a Senior Vice
                                        President, Human Resources and Public Affairs at
                                        Rhone-Poulenc Rorer/Rorer Group, Inc., a
                                        pharmaceutical manufacturer.

 C. A. Francis                   1995   Management responsibilities for Corporate
 43, Executive Vice Presi-              Development and Strategy, Investor Relations,
 dent and Chief Financial               Treasury, Financial Reporting and Accounting,
 Officer(2)                             Real Estate, Internal Audit and Taxes. Prior
                                        management responsibilities for Purchasing.
                                        Prior experience as Treasurer at FMC
                                        Corporation, a diversified manufacturer of
                                        chemicals and machinery.

 W. E. Tyler                     1989   Management responsibilities for Information
 44, Executive Vice Presi-              Services, Technology, Information Systems,
 dent and Sector President,             Environmental Affairs, Financial Services,
 Information Management                 Telecommunications and Book Publishing Services.
                                        Prior management responsibilities for Global
                                        Software Services, R. R. Donnelley Europe,
                                        R. R. Donnelley Latin America and R. R.
                                        Donnelley Asia Operations; prior sales and
                                        manufacturing responsibility for Global Software
                                        Services.

        NAME, AGE AND           OFFICER            BUSINESS EXPERIENCE DURING
 OSITIONS WITH THE COMPANY(1)P   SINCE                 PAST FIVE YEARS(2)
-----------------------------   -------            --------------------------
 J. P. Ward                      1991   Management responsibilities for Merchandise Me-
 42, Executive Vice Presi-              dia, Magazine Publishing Services and Worldwide
 dent                                   Procurement. Prior management responsibilities
 and Sector President,                  for Telecommunications; prior sales and manufac-
 Commercial Print Sector                turing responsibility for Merchandise Media and
                                        Financial Services.

--------
(1) Each officer named is a member of the company's Office of the Chairman.

(2) Each officer named has carried on his principal occupation and employment in the company for more than five years with the exception of J. M. Richman, S. J. Baumgartner and C. A. Francis as noted in the above table.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

  As of February 28, 1997 there were 11,316 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 1996, is contained in the chart below:

                                                       COMMON STOCK PRICES
                                                 -------------------------------
                                      DIVIDENDS
                                        PAID          1996            1995
                                     ----------- --------------- ---------------
                                     1996  1995   HIGH     LOW    HIGH     LOW
                                     ----- ----- ------- ------- ------- -------
First Quarter....................... $0.18 $0.16 $39 7/8 $34 1/8 $35 7/8 $28 7/8
Second Quarter......................  0.18  0.16  37 3/4  29 3/4  37 3/8  32 5/8
Third Quarter.......................  0.19  0.18  35 3/4  29 3/4  41 1/4  35 7/8
Fourth Quarter......................  0.19  0.18  34 5/8  29 3/8  41      35 7/8
Full Year...........................  0.74  0.68  39 7/8  29 3/8  41 1/4  28 7/8

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                       (NOT COVERED BY AUDITORS' REPORT)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                         YEAR ENDED DECEMBER 31
                         -------------------------------------------------------
                            1996        1995       1994       1993       1992
                         ----------  ---------- ---------- ---------- ----------
INCOME STATEMENT DATA:
Net sales............... $6,598,958  $6,511,786 $4,888,786 $4,387,761 $4,193,072
(Loss) earnings from
 operations*............   (135,976)    559,409    459,431    325,607    405,501
Net (loss) income from
 operations before
 cumulative effect of
 accounting changes.....   (157,623)    298,793    268,603    178,920    234,659
Net (loss) income**.....   (157,623)    298,793    268,603    109,420    234,659
PER COMMON SHARE:***
Net (loss) income from
 operations before
 cumulative effect of
 accounting changes.....      (1.04)       1.95       1.75       1.16       1.51
Net (loss) income**.....      (1.04)       1.95       1.75       0.71       1.51
Dividends...............       0.74        0.68       0.60       0.54       0.51
                                              DECEMBER 31
                         -------------------------------------------------------
                            1996        1995       1994       1993       1992
                         ----------  ---------- ---------- ---------- ----------
BALANCE SHEET DATA:
Total assets............ $4,849,004  $5,384,810 $4,452,143 $3,654,026 $3,410,247
Noncurrent liabilities..  2,070,176   2,081,266  1,671,924  1,124,594    949,537

--------
* 1996 loss from operations included restructuring charges of $560 million; 1993 earnings from operations included a restructuring charge of $90 million.

** 1996 net loss and net loss per common share included the one-time items for restructuring charges ($435.4 million or $2.87 per common share) and gains on the stock offerings of subsidiaries ($48.0 million or $0.32 per common share); 1993 net income and net income per common share included the one-time items for the restructuring charge ($60.8 million or $0.39 per share), the net cumulative effect of accounting changes ($69.5 million or $0.45 per share), and the deferred income tax charge related to the federal income tax rate increase ($6.2 million or $0.04 per share).

*** Reflects the 2-for-1 stock split effective September 1, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Highlights 1996--R.R. Donnelley's 1996 net loss was $158 million, or $1.04 per share, including the effects of two restructuring charges taken in 1996, as well as the gains resulting from the partial divestitures of Metromail and DESI. Excluding the restructuring charges and the gains, the company earned $230 million, or $1.51 per share, compared to 1995 net income of $299 million, or $1.95 per share. Net sales were $6.6 billion, up 1 percent, compared to 1995 net sales of $6.5 billion. In the fourth quarter, excluding the gain from the partial divestiture of DESI, the company earned $76 million, down 21 percent from 1995's fourth quarter, and earnings per share declined to $0.51.

  Highlights 1995--R.R. Donnelley's 1995 net income rose to $299 million, or $1.95 per share, compared to 1994 net income of $269 million, or $1.75 per share. Net sales were $6.5 billion, up 33 percent, compared to 1994 net sales of $4.9 billion.

NET SALES

  1996 Compared to 1995--Net sales increased 1% from $6.5 billion to $6.6 billion, reflecting the impact from the merger that created Stream, higher volume in Telecommunications and strong volume increases in Financial Services. These increases were offset by the impact of decreased paper prices ($293 million), the partial divestiture of Metromail ($121 million) and lower by-product revenue ($58 million).

  Net sales from foreign operations represented approximately $1.1 billion, or 16% of consolidated net sales in 1996, up from approximately $1.0 billion, or 16% of consolidated net sales in 1995. The increase in foreign sales reflects volume growth in the United Kingdom and Poland, partially offset by declines in Latin America.

  1995 Compared to 1994--Net sales increased 33% from $4.9 billion to $6.5 billion, reflecting the inclusion of Corporate Software Inc. beginning in April 1995, higher 1995 paper prices, growth in foreign operations and strong demand across most business units. Approximately 37%, or $606 million, of the revenue increase was due primarily to the merger that created Stream, while higher paper prices accounted for approximately 28%, or $460 million, of the gain. Excluding acquisitions and new locations, the 11% growth in net sales was the result of strong volume across all business units. Significant increases from the prior year were primarily in the manufacturing and servicing side of Stream--reflecting the release of Microsoft Corporation's Windows(R) 95; Telecommunications--reflecting new business with Southwestern Bell Yellow Pages, Inc., and other affiliates of SBC Communications, Inc.; and Specialized Publishing Services (trade magazines), Book Publishing Services and Catalog Services--reflecting higher volume from new and existing customers.

  Net sales from foreign operations represented approximately $1.0 billion, or 16% of consolidated net sales in 1995, up from approximately $553 million, or 11% of consolidated net sales in 1994. The growth in foreign sales reflected the merger that created Stream and volume increases from established foreign operations and newer operations in Latin America, Central Europe and Asia.

EXPENSES

  1996 Compared to 1995--Gross profit decreased 7%, to $1.1 billion, reflecting lower by-product paper revenue ($58 million) and the company's reduced ownership position in Metromail, partially offset by increased volume in Financial Services and a lower LIFO (Last-In, First-Out) provision (decrease of $15 million before taxes, or $0.06 per share after taxes).

  Selling and administrative expenses increased 7% to $698 million, reflecting higher expenses at Stream (due primarily to the inclusion of Corporate Software Inc. beginning in April 1995--$37 million of expense in the 1996 first quarter) and higher volume-related expenses at Financial Services, partially offset by the company's reduced ownership position in Metromail. The ratio of selling and administrative expenses to net sales, at 11% in 1996, was 1% higher than in 1995. Net interest expense decreased $14 million, or 13%, reflecting lower interest rates and lower average debt balances. Other income increased $51 million due to a $13 million increase in gains on the sales of investments, primarily in the company's venture capital portfolio, and $33 million of minority interest benefits, primarily related to Stream's operating performance and the restructuring charges taken during the first half of 1996.

  1995 Compared to 1994--Gross profit increased 27% to $1.2 billion, which was lower than the sales growth rate due to the impact of the change in revenue mix associated with the merger that created Stream, a higher LIFO provision (increase of $10 million before taxes, or $0.04 per share after taxes) and higher paper costs (which are generally recovered, but at low margins). In addition, in the third quarter of 1995, the company changed its method of calculating its LIFO provision from the components of cost method of valuing LIFO inventories to the external-index method. The external-index method includes a blend of several indices and takes into account the effects of productivity improvements in the company's cost of sales. The change in calculation resulted in a $37 million benefit before taxes, or $0.15 per share after taxes.

  Selling and administrative expenses increased 32% to $650 million, reflecting volume increases and expenses associated with the merger that created Stream, other acquisitions and new operations. The ratio of selling and administrative expenses to net sales, at 10% in 1995, remained unchanged from 1994. Interest expense increased $56 million, reflecting both higher average interest rates and higher average debt balances associated with capital spending, acquisitions and increased working capital needs primarily from higher paper quantities and prices.

RESULTS FROM OPERATIONS--PRINT-RELATED BUSINESSES

  Excluding the restructuring charges, the company's print-related businesses (all business sectors other than Stream and excluding Metromail) had 1996 operating earnings of $441 million, a 10% decrease from 1995 operating earnings of $491 million, primarily related to a $55 million reduction in by-product paper revenue. Net sales of these businesses were $4.8 billion in both 1996 and 1995.

  The company's print-related businesses had fourth-quarter operating earnings of $142 million, a 2% decrease from 1995 fourth-quarter operating earnings of $145 million, primarily reflecting lower revenue from the sale of by-product paper ($8 million). Net sales in the quarter were $1.4 billion, a 6% decrease from 1995 fourth-quarter net sales of $1.5 billion, reflecting lower paper prices and decreased by-product paper revenue, partially offset by increased volume in most businesses.

RESULTS FROM OPERATIONS--STREAM

  Excluding the restructuring charges, Stream's 1996 operating loss was $29 million, compared to 1995 operating earnings of $32 million, due to a shift in product mix to lower-margin products and decreased demand for new systems and software, printed product and diskette replication. Net sales were $1.7 billion, up 18% from 1995 net sales of $1.4 billion, largely due to the inclusion of Corporate Software Inc. beginning in April 1995 ($190 million of net sales in the first quarter of 1996).

  Stream's fourth-quarter operating loss was $10 million, down from 1995's fourth-quarter operating earnings of $17 million. Stream's fourth-quarter net sales were $504 million, a 7% increase over 1995 fourth-quarter net sales of $473 million.

EVENTS AFFECTING COMPARABILITY

  Restructuring Charges--On March 28, 1996, the company announced a $512 million pre-tax charge to first-quarter earnings ($411 million after taxes and a minority interest benefit) to restructure and realign its gravure operations in North America, reposition other businesses and write down certain equipment, investments in non-core businesses and intangible assets. Approximately $195 million of the charge was related to the gravure platform realignment. Approximately $189 million was related to other manufacturing restructuring, including approximately $92 million to reposition Stream's worldwide operations. Additionally, the company wrote down approximately $128 million in equipment, intangibles and investments in non-core businesses, in accordance with Statement of Financial Accounting Standard No. 121.

  As part of this restructuring, the company began the discontinuation of catalog and magazine printing operations in the United Kingdom and closed Stream's plant in Wetherby, England, as well as its Crawfordsville, Ind., documentation printing and diskette replication operations. In addition, as part of the restructuring, the company announced plans to close or consolidate four other operations, including gravure-printing plants in Newton, N.C., and Casa Grande, Ariz.; a book preproduction operation in Barbados; and a stand-alone book bindery in Scranton, Pa.

  On July 25, 1996, the company announced a $48 million pre-tax restructuring charge ($24 million after taxes and a minority interest benefit) primarily to restructure Stream's software manufacturing, printing, kitting and fulfillment operations. The restructuring was taken due to changes in customer demand, which is shifting from disk-based media and printed materials to CD-ROM and other forms of electronic media, packaging and delivery.

  Pre-tax cash outlays associated with the restructuring and realignment charges are expected to be $177 million (approximately $30 million of this amount has been paid through December 31, 1996). The remaining $383 million relates to non-cash items, mainly the write-down of fixed assets and goodwill. Because of this write-down, 1996 depreciation and amortization expenses were approximately $11 million (pre-tax) less than they would have been had the charges not been incurred.

  Divestitures--On June 19, 1996, Metromail completed an initial public offering of its common stock. As a result of the offering, the company's interest in Metromail was reduced to approximately 38%. The transaction resulted in a pre-tax gain of approximately $44 million ($26 million after tax). Metromail had net sales and operating earnings of $126 million and $13 million, respectively, through the date of the public offering. In 1995, Metromail had net sales and operating earnings of $247 million and $36 million, respectively. As a result of the initial public offering, the company received $250 million in proceeds that were used to repurchase its shares (refer to share repurchase discussion below).

  On November 4, 1996, DESI completed an initial public offering of its common stock. As a result of the offering, the company's interest in DESI was reduced to approximately 43%. The transaction resulted in a pre-tax gain of $36 million ($22 million after taxes). DESI's net sales and operating earnings were not material to the consolidated results of the company. As a result of the public offering, the company received $52 million in proceeds, which were used for general corporate purposes.

  Prior to the initial public offerings, the company accounted for Metromail and DESI on a consolidated basis. Following these offerings, the company accounted for them using the equity method. Under the equity method, the company recognizes its proportionate share of net income from both entities.

  Corporate-owned Life Insurance--In August 1996, the Health Insurance Portability and Accountability Act was enacted, eliminating the deduction for interest on loans borrowed against corporate-owned life insurance (COLI) programs. The company has used COLI to finance employee benefits for several years. As a result of the legislation, the company expects its effective tax rate to rise over the next four years.

  Share Repurchase--The company announced and completed the repurchase of $250 million of its common stock in 1996, which was in addition to its ordinary purchase of 1.8 million shares for issuance under various employee stock plans. The number of shares outstanding at December 31, 1996, was 146 million, with an average outstanding number of shares for the year of 152 million. In 1995, the average outstanding number of shares was 153 million.

LIQUIDITY AND CAPITAL RESOURCES

  1996 Compared to 1995--Working capital, particularly cash, accounts receivable and inventories, is closely controlled and continually monitored. Working capital decreased $172 million from December 31, 1995, due to decreased accounts receivable, the impact of the tight paper market in 1995 (which included higher paper prices and inventories) and the company's reduced ownership position in Metromail and DESI. During 1996, cash flow from operations was $647 million, up 67% from 1995. Management believes that the company's cash flow and borrowing capability are sufficient to fund its operations.

  Capital expenditures during 1996 totaled $403 million, down from the $456 million spent in 1995. This capital investment reflects the company's program to expand and upgrade operations in specific markets and to restructure other operations to make them more efficient, competitive and profitable over time. For 1997, the company expects to spend between $450 million and $500 million. The company's capital investments over the past five years have trended toward capital for productivity improvements and away from expansion projects and acquisitions.

  At December 31, 1996, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company have credit facilities with unused borrowing capacities totaling approximately $105 million at December 31, 1996.

  1995 Compared to 1994--Working capital increased $226 million from December 31, 1994, due to increased accounts receivable, the impact of the tight paper market, business growth and the merger that created Stream. During 1995, cash flow from operations was $387 million, up from $188 million in 1994.

  Capital expenditures during 1995 totaled $456 million, including purchases of equipment to meet the needs of customers and expansions of manufacturing plants. This capital investment reflected the company's program to expand and upgrade operations, targeting specific markets in the United States, Europe, Asia and Latin America. Along those lines, in January 1996 the company increased its ownership interest in Chile-based Cochrane, S.A., to 55.3%, up from its 51% interest at year-end 1995.

  At December 31, 1995, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provided support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $100 million at December 31, 1995.

OTHER INFORMATION

  Human Resources--As of December 31, 1996, the company employed approximately 38,000 people worldwide. Of that number, approximately 29,000, or 85%, were employed in the United States--3% of whom were covered by collective bargaining agreements. In addition, the company employed approximately 9,000 people in its foreign operations, the majority of whom were covered by collective bargaining agreements, as is customary in those markets.

  From 1995 to 1996, the number of U.S. employees decreased by 3%. Despite this decline, minority representation in the workforce continued to rise, increasing by 8%. Specifically, African-American representation rose by 7%, Hispanic representation rose by 12% and Asian-American representation rose by 2%. From 1994 to 1995, the number of U.S. employees increased by 23% while minority employment increased much faster, rising by 40%. The representative breakdowns were African-American representation up by 21%, Hispanic representation up by 56% and Asian-American representation up by 84%.

  In these periods of both rising and declining employment, the company's minority representation has increased. As of December 31, 1996, total minority workforce representation in the United States stood at 13%, with 10% representation in the company's managerial/professional staff.

  Approximately 32% of the company's workforce in the United States is female. On average, 13% of the female managers and professionals are minority, as are almost 17% of female hourly employees. Every major location has female managers and professionals, and every manufacturing plant has female skilled craftspeople. Approximately 34% of the company's sales force is female, and women hold several senior positions within the company.

  Technology--The company remains a technology leader, investing not only in print-related technologies such as computer-to-plate and digital printing, but also in areas such as distribution of content and images over the Internet.

  At year end, the company had more than 25 computer-to-plate devices deployed in operations around the world. Approximately 75% of the company's customers prepare content on desktop publishing workstations, and nearly 1,000 were transmitting data directly to the company. Additionally, at year end, the company held unexpired patents on more than 100 proprietary printing and binding technologies.

  Litigation--On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Most of the specific factual assertions of the original complaint relate to the closing by the company of its Chicago, Ill., catalog production operations begun in 1993. The complaint was amended on February 7, 1997, to reflect more general claims applicable to other company locations. Plaintiffs have filed a motion seeking nationwide class certification. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely.

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago, Ill., alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. The company's position is that the proper ERISA class is limited to the former Chicago employees.

  Both cases relate at least in part to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations, has a number of valid defenses to all of the claims made and is vigorously defending its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of either case.

  Environmental Regulations--The company is subject to various laws and regulations relating to employee health and safety and to environmental protection. The company's policy is to be in compliance with all such laws and regulations that govern protection of the environment and employee health and safety. The company does not anticipate that compliance with such environmental, safety and health laws and regulations will have a material adverse effect upon the company's competitive or consolidated financial position.

  Outlook--The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most commercial printing markets to suffer from overcapacity, and competition therefore is fierce. Competition is largely based on price, quality and servicing the special needs of customers.

  The company is a large consumer of paper, acquired for customers and by customers. As in 1996, the cost and supply of certain paper grades consumed in the manufacturing process will continue to affect the company's financial results. However, management believes that the industry will experience relatively stable paper prices and balanced supplies in 1997.

  In December 1996, the company announced its intent to undertake an initial public offering of Stream's Outsource Technical Support business. The company is also working closely with Stream to evaluate alternatives to realize the value of its investment in Stream's other two businesses, Corporate Technologies and Outsource Manufacturing, but no transactions, approaches or timelines have been determined.

  The company's competitive strengths rest in its worldwide geographic coverage, strategic raw materials purchasing (primarily paper and ink), comprehensive service offerings, technology advantage and economies of scale. These, together with the steps already taken in 1996 based on the principles of EVA, should help the company improve its return on capital in 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and officers of the company is contained on pages 2-6 and 8 of the company's definitive Proxy Statement dated February 18, 1997 and is incorporated herein by reference. See also the list of the company's executive officers and related information under "Executive Officers of R. R. Donnelley & Sons Company" at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation for the year ended December 31, 1996, and, with respect to certain of such information, prior years, is contained on pages 8-13 of the company's definitive Proxy Statement dated February 18, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the beneficial ownership of the company's common stock is contained on pages 6-7 of the company's definitive Proxy Statement dated February 18, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions for the year ended December 31, 1996, is contained on page 5 of the company's definitive Proxy Statement dated February 18, 1997 and is incorporated herein by reference.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 10TH DAY OF MARCH, 1997.

                                          R. R. DONNELLEY & SONS COMPANY

                                                  /s/ Peter F. Murphy
                                          By __________________________________
                                                      Peter F. Murphy,
                                               Vice President and Controller

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 10TH DAY OF MARCH, 1997.

         SIGNATURE AND TITLE                       SIGNATURE AND TITLE


         /s/ John M. Richman                      /s/ Thomas S. Johnson
-------------------------------------     -------------------------------------
           John M. Richman                          Thomas S. Johnson
  Acting Chairman of the Board and                      Director
  Chief Executive Officer, Director

    (Principal Executive Officer)                  /s/ George A. Lorch
                                          -------------------------------------

        /s/ Cheryl A. Francis                        George A. Lorch
-------------------------------------                   Director
          Cheryl A. Francis

    Executive Vice President and                 /s/ M. Bernard Puckett
       Chief Financial Officer            -------------------------------------
    (Principal Financial Officer)                  M. Bernard Puckett
                                                        Director


         /s/ Peter F. Murphy
-------------------------------------            /s/ William D. Sanders
           Peter F. Murphy                -------------------------------------
    Vice President and Controller                  William D. Sanders
   (Principal Accounting Officer)                       Director


      /s/ Martha Layne Collins                     /s/ Bide L. Thomas
-------------------------------------     -------------------------------------
        Martha Layne Collins                         Bide L. Thomas
              Director                                  Director


       /s/ James R. Donnelley                      /s/ H. Blair White
-------------------------------------     -------------------------------------
         James R. Donnelley                          H. Blair White
              Director                                  Director


     /s/ Charles C. Haffner III                    /s/ Stephen M. Wolf
-------------------------------------     -------------------------------------
       Charles C. Haffner III                        Stephen M. Wolf
              Director                                  Director

       /s/ Judith H. Hamilton
-------------------------------------
         Judith H. Hamilton
              Director

ITEM 14(A). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE(S)
                                                                         -------
Consolidated Statements of Income for each of the three years ended
 December 31, 1996.....................................................    F-2
Consolidated Balance Sheets at December 31, 1996 and 1995..............    F-3
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1996.....................................................    F-4
Consolidated Statements of Shareholders' Equity for each of the three
 years ended December 31, 1996.........................................    F-5
Notes to Consolidated Financial Statements.............................    F-6
Report of Independent Public Accountants...............................   F-16
Interim Financial Information..........................................   F-19
Report of Independent Public Accountants on Financial Statement
 Schedule..............................................................   F-20
Financial Statement Schedule
  II--Valuation and Qualifying Accounts................................   F-21

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                              THOUSANDS OF DOLLARS

                                                   YEAR ENDED DECEMBER 31
                                              ---------------------------------
                                                 1996        1995       1994
                                              ----------  ---------- ----------
Net sales.................................... $6,598,958  $6,511,786 $4,888,786
Cost of sales................................  5,475,959   5,302,394  3,938,494
                                              ----------  ---------- ----------
Gross profit.................................  1,122,999   1,209,392    950,292
Selling and administrative expenses..........    698,343     649,983    490,861
Restructuring charges........................    560,632         --         --
                                              ----------  ---------- ----------
(Loss) earnings from operations..............   (135,976)    559,409    459,431
Other expense (income):
Interest expense.............................     95,482     109,759     53,493
Gain on stock offerings of subsidiaries......    (80,041)        --         --
Other, net...................................    (40,940)     10,118     10,934
                                              ----------  ---------- ----------
(Loss) earnings before income taxes..........   (110,477)    439,532    395,004
Income taxes.................................     47,146     140,739    126,401
                                              ----------  ---------- ----------
    Net (loss) income........................ $ (157,623) $  298,793 $  268,603
                                              ==========  ========== ==========
    Net (loss) income per share of common
     stock................................... $    (1.04) $     1.95 $     1.75
                                              ==========  ========== ==========


          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                              THOUSANDS OF DOLLARS

                                                             DECEMBER 31
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
Assets
  Cash and equivalents................................. $   31,142  $   33,122
  Receivables, less allowances for doubtful accounts of
   $24,735 in 1996 and $25,311 in 1995.................  1,324,252   1,466,159
  Inventories..........................................    288,506     380,078
  Prepaid expenses.....................................    108,957      28,600
                                                        ----------  ----------
    Total current assets...............................  1,752,857   1,907,959
  Net property, plant and equipment, at cost, less
   accumulated depreciation of $2,344,374 in 1996 and
   $2,111,461 in 1995..................................  1,944,727   2,008,988
  Goodwill and other intangibles, net of accumulated
   amortization of $129,510 in 1996 and $178,997 in
   1995................................................    541,319   1,024,954
  Other noncurrent assets..............................    610,101     442,909
                                                        ----------  ----------
    Total assets....................................... $4,849,004  $5,384,810
                                                        ==========  ==========
Liabilities
  Accounts payable..................................... $  487,914  $  601,814
  Accrued compensation.................................    131,644     126,483
  Short-term debt......................................     33,296      50,000
  Current and deferred income taxes....................     56,163      86,737
  Other accrued liabilities............................    438,530     265,340
                                                        ----------  ----------
    Total current liabilities..........................  1,147,547   1,130,374
                                                        ----------  ----------
  Long-term debt.......................................  1,430,671   1,560,960
  Deferred income taxes................................    253,850     300,840
  Other noncurrent liabilities.........................    385,655     219,466
                                                        ----------  ----------
    Total noncurrent liabilities.......................  2,070,176   2,081,266
                                                        ----------  ----------
Shareholders' Equity
  Common stock at stated value ($1.25 par value)
   Authorized shares: 500,000,000; Issued: 150,889,050
   in 1996 and 158,608,800 in 1995.....................    320,962     330,612
  Retained earnings, net of cumulative translation
   adjustments of $26,580 in 1996 and $29,031 in 1995..  1,486,215   1,994,098
  Unearned compensation................................     (5,402)     (9,297)
  Reacquired common stock, at cost.....................   (170,494)   (142,243)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,631,281   2,173,170
                                                        ----------  ----------
  Total liabilities and shareholders' equity........... $4,849,004  $5,384,810
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              THOUSANDS OF DOLLARS

                                                  YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Cash flows provided by (used for) operating
 activities:
  Net (loss) income .......................... $(157,623) $ 298,793  $ 268,603
  Restructuring charges, net of tax and
   minority interest..........................   435,380        --         --
  Depreciation................................   337,370    330,579    285,446
  Amortization................................    51,778     67,619     28,017
  Gain on stock offerings of subsidiaries.....   (80,041)       --         --
  Net change in operating working capital.....     4,427   (272,390)   (68,222)
  Net change in other assets and liabilities..    82,858    (21,677)  (287,712)
  Other.......................................   (27,424)   (15,679)   (38,586)
                                               ---------  ---------  ---------
    Net cash provided by operating activities.   646,725    387,245    187,546
                                               ---------  ---------  ---------
Cash flows provided by (used for) investing
 activities:
  Capital expenditures........................  (402,624)  (455,662)  (425,190)
  Proceeds from collection of advances to
   affiliates.................................   277,013        --         --
  Proceeds from sale of DESI shares...........    23,492        --         --
  Other investments including acquisitions,
   net of cash acquired.......................   (12,771)   (34,756)  (120,461)
                                               ---------  ---------  ---------
    Net cash used for investing activities....  (114,890)  (490,418)  (545,651)
                                               ---------  ---------  ---------
Cash flows provided by (used for) financing
 activities:
  Net (decrease) increase in borrowings.......  (146,887)   227,774    500,951
  Disposition of reacquired common stock......    53,058     37,857     20,585
  Acquisition of common stock.................  (327,130)   (34,429)   (57,363)
  Cash dividends paid.........................  (112,645)  (104,364)   (92,352)
                                               ---------  ---------  ---------
    Net cash (used for) provided by financing
     activities...............................  (533,604)   126,838    371,821
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and
 equivalents..................................      (211)   (11,112)    (3,863)
                                               ---------  ---------  ---------
Net (decrease) increase in cash and
 equivalents..................................    (1,980)    12,553      9,853
Cash and equivalents at beginning of year.....    33,122     20,569     10,716
                                               ---------  ---------  ---------
Cash and equivalents at end of year........... $  31,142  $  33,122  $  20,569
                                               =========  =========  =========

Changes in operating working capital, net of acquisitions and divestitures, were as follows:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
Decrease (increase) in assets:
  Receivables--net............................ $  70,197  $(342,899) $(125,001)
  Inventories--net............................    79,033    (41,833)   (53,214)
  Prepaid expenses............................   (87,102)    47,142       (601)
Increase (decrease) in liabilities:
  Accounts payable............................  (101,119)    17,958     97,439
  Accrued compensation........................    13,245     19,316     28,603
  Other accrued liabilities...................    30,173     27,926    (15,448)
                                               ---------  ---------  ---------
    Net change in operating working capital... $   4,427  $(272,390) $ (68,222)
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              THOUSANDS OF DOLLARS

                                                      REACQUIRED          UNEARNED
                              COMMON STOCK           COMMON STOCK       COMPENSATION
                          ---------------------  ---------------------   RESTRICTED   RETAINED
                            SHARES      AMOUNT     SHARES     AMOUNT       STOCK      EARNINGS     TOTAL
                          -----------  --------  ----------  ---------  ------------ ----------  ----------
Balance at December 31,
 1993...................  158,608,800  $330,612  (4,450,767) $(116,294)   $   --     $1,629,673  $1,843,991
Net income..............                                                                268,603     268,603
Treasury stock
 purchases..............                         (1,958,193)   (57,363)                             (57,363)
Cash dividends..........                                                                (92,352)    (92,352)
Cost of common shares
 issued under stock
 programs...............                            885,478     18,637                    1,948      20,585
Translation adjustments.                                                                 (5,095)     (5,095)
                          -----------  --------  ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1994...................  158,608,800   330,612  (5,523,482)  (155,020)       --      1,802,777   1,978,369
Net income..............                                                                298,793     298,793
Treasury stock
 purchases..............                           (996,464)   (34,429)                             (34,429)
Cash dividends..........                                                               (104,364)   (104,364)
Cost of common shares
 issued under stock
 programs...............                          1,863,685     47,206     (9,297)        7,688      45,597
Translation adjustments.                                                                (10,796)    (10,796)
                          -----------  --------  ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1995...................  158,608,800   330,612  (4,656,261)  (142,243)    (9,297)    1,994,098   2,173,170
Net loss................                                                               (157,623)   (157,623)
Treasury stock
 purchases..............                         (2,333,691)   (77,131)                             (77,131)
Cash dividends..........                                                               (112,645)   (112,645)
Cost of common shares
 issued under stock
 programs...............                          1,654,697     48,880      3,895           283      53,058
Cost of common shares
 retired under
 repurchase plan........   (7,719,750)   (9,650)                                       (240,349)   (249,999)
Translation adjustments.                                                                  2,451       2,451
                          -----------  --------  ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1996...................  150,889,050  $320,962  (5,335,255) $(170,494)   $(5,402)   $1,486,215  $1,631,281
                          ===========  ========  ==========  =========    =======    ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income (losses) of consolidated subsidiaries ($24 million of income, $8 million of expense and $3 million of expense in 1996, 1995 and 1994, respectively) are included in other expense on the Consolidated Statements of Income. Intercompany items and transactions are eliminated in consolidation.

  Nature of Operations The company provides a wide variety of print and print-related services and products for specific customers, virtually always under contract. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases and sells the paper.

  Cash and Equivalents The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventories Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 67% and 66% of the inventories at December 31, 1996 and 1995, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

  Foreign Currency Translation Gains and losses arising from the translation of the company's international subsidiaries' financial statements are reflected in retained earnings.

  Net Income (Loss) Per Share of Common Stock Net income (loss) per share is computed on the basis of average shares outstanding during each year. No material dilution would result if effect were given to the exercise of outstanding stock options.

  Capitalization, Depreciation and Amortization Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method based on useful lives of 15 to 33 years for buildings and 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls are capitalized as reductions to accumulated depreciation. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. Goodwill ($245 million and $691 million, net of accumulated amortization, at December 31, 1996 and 1995, respectively) is amortized over periods ranging from 10 to 40 years. Other intangibles represent primarily the cost of acquiring print contracts and volume guarantees and are amortized over the periods in which benefits will be realized.

  Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESTRUCTURING CHARGES

  In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the writedown of certain equipment and the

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $561 million ($435 million after taxes and a minority interest benefit). Approximately $195 million of the charges related to its gravure platform realignment and approximately $233 million related to other manufacturing restructuring. Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million, of which $30 million was incurred in 1996 and the remaining $147 million will be incurred in 1997. In addition, the company recognized the impairment of approximately $133 million in equipment, intangibles and investments in non-core businesses. The impairment loss was calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimates of future cash flows generated by the asset.

  The following table presents the components of the company's restructuring reserves along with charges against these reserves from their establishment until December 31, 1996:

                                          WRITEDOWN OF            RESTRUCTURING
                              ORIGINAL    PROPERTY AND            RESERVES AS OF
                            RESTRUCTURING  INVESTMENTS    CASH     DECEMBER 31,
                               CHARGES    TO FAIR VALUE PAYMENTS       1996
                            ------------- ------------- --------  --------------
                                           THOUSANDS OF DOLLARS
Restructuring loss on
 writedown of property,
 plant and equipment, and
 other assets.............    $250,731      $(250,731)  $    --      $    --
Restructuring expenditures
 to reposition operations
 and close facilities.....     176,960            --     (29,949)     147,011
Impairment loss on
 intangible assets and
 investments..............     132,941       (132,941)       --           --
                              --------      ---------   --------     --------
    Total restructuring
     reserves.............    $560,632      $(383,672)  $(29,949)    $147,011
                              ========      =========   ========     ========

DIVESTITURES

  On June 19, 1996, Metromail Corporation (the company's previously wholly-owned subsidiary, which is a leading provider of market-oriented consumer information and reference services) completed an initial public offering of
13.8 million shares of its common stock at $20.50 per share. As a result of the offering, the company's interest in Metromail was reduced to approximately 38%. Approximately $250 million of the proceeds from the completed offering were used by Metromail to retire certain indebtedness owed to the company. The company in turn used the payment from Metromail to pay down debt and for general corporate purposes. The transaction resulted in a pre-tax gain for the company of $44 million and a tax provision of $18 million. As a result of this transaction, the company changed its method of accounting for Metromail from consolidation to the equity method, effective July 1, 1996. Under the equity method, the company recognizes in income its proportionate share of the net income of Metromail ($5 million for the six months ended December 31, 1996). Metromail's 1996 net sales and operating earnings were $126 million and $13 million, respectively, through the date of the initial public offering. Metromail had net sales and operating earnings of $247 million and $36 million, respectively, in 1995. Net sales and operating earnings in 1994 were $203 million and $28 million, respectively.

  On November 4, 1996, Donnelley Enterprise Solutions Incorporated (DESI), formerly a wholly-owned subsidiary of the company and a single-source provider of integrated information-management services to professional service organizations, completed an initial public offering of 2.9 million shares of its common stock at $25.00 per share, of which 1.0 million were offered by the company. As a result of the offering, the company's interest in DESI was reduced to approximately 43%. The company received approximately $52 million from the net proceeds of the shares sold and from repayment of amounts owed by DESI, which was used for general corporate purposes. The transaction resulted in a pre-tax gain of $36 million, or $22 million after taxes. As a result of this transaction, the company changed its method of accounting for DESI from consolidation to the equity method, effective November 1, 1996. DESI's net sales and operating earnings were not material to the consolidated operating results or financial condition of the company.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

ACQUISITIONS

  Effective April 1, 1995, the company merged its Global Software Services business (GSS) with Corporate Software Inc. (CSI) to form what is now known as Stream International Holdings, Inc. (Stream), a software manufacturer, distributor and technical-support organization. The company owns approximately 80% of the capital stock of Stream, which is not a publicly traded corporation. The remaining 20% is owned by the former owners of CSI and management. No gain or loss was recognized on the merger as the book value of GSS approximated its fair market value on the date of the transaction.

  The Stream transaction was accounted for using the purchase method. Accordingly, amounts assigned in the accompanying Consolidated Balance Sheets to the assets and liabilities of CSI were based on their estimated fair market values. The cost in excess of net assets acquired of $109 million is being amortized on a straight-line basis over 15 years. The results of operations of CSI are included in the accompanying Consolidated Income Statements from the date of the merger.

  Certain officers and current and former employees of Stream hold options to buy up to 11% of Stream at formula-based prices which approximate, on a per share basis, the book value of the company's investment in Stream. The Stream shares not owned by the company and the shares to be sold under the aforementioned option agreements are subject to certain put and call arrangements whereby the company would acquire the shares based on a multiple of Stream's earnings, as defined. If all such shares were put to the company at December 31, 1996, the aggregate purchase price would be less than the minority interest liability recorded in the accompanying Consolidated Balance Sheets.

  The company made several other acquisitions, joint venture and equity investments in 1996, 1995 and 1994, none of which, either individually or in the aggregate, were material to the company's financial statements. The acquisitions were accounted for using the purchase method; accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at their respective dates of acquisition.

  Liabilities incurred and assumed in connection with acquisitions totaled $386.8 million and $87.2 million for the years ended December 31, 1995 and 1994, respectively.

INVENTORIES

  The components of the company's inventories were as follows:

                                                                DECEMBER 31
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                               THOUSANDS OF
                                                                  DOLLARS
     Raw materials and manufacturing supplies............... $154,734  $230,694
     Work in process........................................  183,248   213,741
     Finished goods.........................................   34,325    34,041
     Progress billings......................................  (40,475)  (47,549)
     LIFO reserve...........................................  (43,326)  (50,849)
                                                             --------  --------
         Total.............................................. $288,506  $380,078
                                                             ========  ========

  The company's cost of sales was decreased by LIFO provisions of $8 million in 1996 and $2 million in 1994, and increased by $8 million in 1995. In the third quarter of 1995, the company changed from the double-extension method of valuing LIFO inventories to the external-index method. The company believes that this change will result in a better measurement of operating results by properly reflecting the effect of productivity improvements in the company's cost of sales. Because the cumulative effect of this change on periods prior to 1995 cannot be determined, the impact has been reflected in 1995 operations. This accounting change was adopted effective January 1, 1995; however, the effect of the change on the first two quarters of 1995

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES was immaterial, and the financial statements for those periods have not been restated. Net income for 1995 was approximately $22 million ($0.15 per share) higher than it would have been had the change not been made.
PROPERTY, PLANT AND EQUIPMENT


  The following table summarizes the components of property, plant and equipment (at cost):

                                                                DECEMBER 31
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
                                                           THOUSANDS OF DOLLARS
     Land................................................. $   34,891 $   44,438
     Buildings............................................    591,553    622,326
     Machinery and equipment..............................  3,662,657  3,453,685
                                                           ---------- ----------
         Total............................................ $4,289,101 $4,120,449
                                                           ========== ==========

COMMITMENTS AND CONTINGENCIES

  As of December 31, 1995, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $280 million. Of this total, $167 million has been contractually committed. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

  The company has operating lease commitments totaling $393 million extending through various periods to 2020. The lease commitments total $70 million for 1997, range from $35 million to $59 million in each of the years 1998-2001 and total $141 million for years 2002 and thereafter.

  The company is not exposed to significant accounts receivable credit risk, due to the diversity of industry classification, distribution channels and geographic location of its customers.

  On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of all current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Most of the specific factual assertions of the original complaint related to the closing by the company of its Chicago, Ill., catalog production operations begun in 1993. The complaint was amended on February 7, 1997, to reflect more general claims applicable to other company locations. Plaintiffs have filed a motion seeking nationwide class certification. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely.

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago, Ill., alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. The company's position is that the proper ERISA class is limited to the former Chicago employees.

  Both cases relate at least in part to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations, has a number of valid defenses to all of the claims made and is vigorously defending its actions. However, management is unable to make a meaningful estimate of any loss which could result from an unfavorable outcome of either case.

  In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES the company. The company also has future annual commitments totaling $77 million to invest in various affordable housing limited partnerships which provide annual tax benefits and credits in amounts greater than the investments.

RETIREMENT BENEFIT PLAN

  The company's restated Retirement Benefit Plan (the Plan) is a non-contributory defined benefit plan. Substantially all U.S. employees age 21 or older are covered by the Plan. Normal retirement age is 65, but reduced early retirement benefits are paid to fully vested participants at or after age 55. As required, the company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In conjunction with this method, the company amortizes deferred gains and losses (using the corridor method) and prior service costs over the average remaining service life of its active employee population. In addition, a transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation, as of January 1, 1987) is amortized over 19 years. For tax and funding purposes, the entry age normal actuarial cost method is used.

  Net pension credits included in operating results for the Plan were:

                                                  1996       1995       1994
                                                ---------  ---------  --------
                                                    THOUSANDS OF DOLLARS
Service cost................................... $  32,619  $  23,393  $ 28,158
Interest cost on the projected benefit
 obligation....................................    58,121     54,524    51,604
Actual (return) loss on Plan assets............  (169,301)  (217,662)    3,858
Amortization of excess Plan net assets at
 adoption of SFAS No. 87 and deferrals--net....    63,332    120,698   (97,293)
                                                ---------  ---------  --------
Net pension credit............................. $ (15,229) $ (19,047) $(13,673)
                                                =========  =========  ========

  The actuarial computations that derived the above amounts assumed a discount rate on projected benefit obligations of 7.5% (7.25% at December 31, 1995 and 8.5% at December 31, 1994), an expected long-term rate of return on Plan assets of 9.5% and annual salary increases averaging 4% for 1996, 1995 and 1994.

  Plan assets include primarily government and corporate debt securities and marketable equity securities, and, to a lesser extent, commingled funds, real estate and a group annuity contract purchased from a life insurance company. The funded status and prepaid pension cost (included in Other Noncurrent Assets on the accompanying Consolidated Balance Sheets) are as follows:

                                                              DECEMBER 31
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
                                                         THOUSANDS OF DOLLARS
Fair value of Plan assets..............................  $1,238,315  $1,113,505
Actuarial present value of benefit obligations:
  Vested...............................................     743,133     733,920
  Non-vested...........................................      10,389      11,726
                                                         ----------  ----------
Total accumulated benefit obligations..................     753,522     745,646
Additional amounts related to projected wage increases.      84,483      86,378
                                                         ----------  ----------
Projected benefit obligations for services rendered to
 date..................................................     838,005     832,024
                                                         ----------  ----------
Excess of Plan assets over projected benefit
 obligations...........................................     400,310     281,481
Unrecognized net deferrals.............................    (109,228)      4,221
Unrecognized net excess Plan assets to be amortized
 through the year 2005.................................     (88,648)    (98,497)
                                                         ----------  ----------
Prepaid pension costs..................................  $  202,434  $  187,205
                                                         ==========  ==========

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

OTHER RETIREMENT BENEFITS

  In addition to pension benefits, the company provides certain health care and life insurance benefits for retired employees. Substantially all of the company's regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years continuous service at retirement. The company funds a portion of the liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in life insurance covering some of the company's employees.

  The net (credit) expense for postretirement benefits during 1996, 1995 and 1994 included the following components:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                     THOUSANDS OF DOLLARS
Service cost..................................... $  8,626  $  9,492  $ 11,807
Interest cost on the projected benefit
 obligations.....................................   14,712    17,319    18,532
Actual return on assets..........................  (28,676)  (34,626)   (1,296)
Deferrals--net...................................    1,247    16,503   (11,113)
                                                  --------  --------  --------
Net postretirement (credit) cost................. $ (4,091) $  8,688  $ 17,930
                                                  ========  ========  ========

  The liability (included in Other Noncurrent Liabilities on the accompanying Consolidated Balance Sheets) for postretirement benefits, net of the partial funding, is as follows:

                                                              DECEMBER 31
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                             THOUSANDS OF
                                                                DOLLARS
Actuarial present value of benefit obligations:
Retirees................................................. $ 139,341  $ 152,981
Fully eligible active plan participants..................    38,819      4,856
Other active plan participants...........................    42,810     93,048
                                                          ---------  ---------
Total accumulated benefit obligations....................   220,970    250,885
Fair value of Plan assets................................  (219,719)  (191,042)
Unrecognized net deferrals...............................    52,155     20,596
                                                          ---------  ---------
Excess of accumulated benefit obligations over plan
 assets.................................................. $  53,406  $  80,439
                                                          =========  =========

  The actuarial computations to determine the accumulated post-retirement benefit obligation assumed a discount rate of 7.50% (7.25% at December 31, 1995), an expected long-term rate of return on plan assets of 9.0% and a health care cost trend rate of 7.8% initially, declining gradually to 5.5% in 2023 and thereafter. The medical cost trend assumed can have a significant effect on the amounts reported. A one-percentage point increase in the assumed health care cost trend rate would increase the 1996 postretirement benefit expense (service cost and interest cost) by $0.5 million and the accumulated postretirement benefit obligation as of December 31, 1996 by $6.9 million.

  Effective January 1, 1996, a plan amendment was adopted to make certain changes to plan provisions. Significant effects of the amendment include the setting of specific limits on future company increases in retiree costs beginning in 1996 and changes in how the plan integrates with medicare and the contribution schedule for substantially all participants beginning in 1997. This amendment reduced 1996 postretirement benefit expense by $13 million and the January 1, 1996, postretirement benefit obligation by $43 million. In 1996, the company recognized curtailment gains of $4 million associated with the partial divestitures of Metromail and DESI.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

INCOME TAXES

  Cash payments for income taxes were $76 million, $98 million and $102 million in 1996, 1995 and 1994, respectively. The components of income tax expense for the years ending December 31, 1996, 1995 and 1994, were as follows:

                                                       1996      1995     1994
                                                     --------  -------- --------
                                                        THOUSANDS OF DOLLARS
Federal
  Current........................................... $ 84,340  $ 85,225 $ 79,483
  Deferred..........................................  (38,719)   31,230   23,218
State...............................................    1,525    24,284   23,700
                                                     --------  -------- --------
    Total........................................... $ 47,146  $140,739 $126,401
                                                     ========  ======== ========

  The significant deferred tax assets and liabilities at December 31, 1996 and 1995, were as follows:

                                                                1996     1995
                                                              -------- --------
                                                                THOUSANDS OF
                                                                   DOLLARS
Deferred tax liabilities:
  Accelerated depreciation................................... $212,214 $193,717
  Investments in safe harbor leases..........................   11,543   23,362
  Pensions...................................................   86,606   69,869
  Other......................................................   94,996   83,226
                                                              -------- --------
    Total deferred tax liabilities...........................  405,359  370,174
                                                              -------- --------
Deferred tax assets:
  Postretirement benefits....................................   21,362   32,176
  Accrued liabilities........................................  159,985   21,614
  Other......................................................  112,953   54,971
                                                              -------- --------
    Total deferred tax assets................................  294,300  108,761
                                                              -------- --------
Valuation allowance..........................................   37,494   23,205
                                                              -------- --------
Net deferred tax liabilities................................. $148,553 $284,618
                                                              ======== ========

  At December 31, 1996, Stream International had deferred tax assets of $60 million, net of valuation allowances of $20 million. Although realization of these deferred tax assets is not assured, management believes it is more likely than not that the net asset will be realized through future taxable earnings of Stream or alternative tax strategies.

  The following table outlines the reconciling differences between the U.S. statutory tax rates and the rates used by the company in the determination of net income:

                                                            1996    1995  1994
                                                            -----   ----  ----
Federal statutory rate..................................... (35.0)% 35.0% 35.0%
Restructuring charges......................................  78.9    --    --
Foreign tax rates..........................................  (3.0)   0.6  (0.2)
State and local income taxes, net of U.S. federal income
 tax benefit...............................................  12.8    3.6   3.9
Goodwill amortization......................................   5.6    1.7   1.3
Benefits resulting from corporate-owned life insurance
 programs..................................................  (7.5)  (5.8) (4.7)
Affordable housing investment credits...................... (17.6)  (3.9) (3.1)
Change in valuation allowance..............................  11.0   (0.6)  0.8
Other......................................................  (2.5)   1.4  (1.0)
                                                            -----   ----  ----
    Total..................................................  42.7%  32.0% 32.0%
                                                            =====   ====  ====

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

DEBT FINANCING AND INTEREST EXPENSE

  The company's debt consisted of the following:

                                                               DECEMBER 31
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                          THOUSANDS OF DOLLARS
Commercial paper......................................... $  404,500 $  314,264
Medium-term notes due 1997-2005 at a weighted average
 interest rate of 6.93%..................................    500,000    500,000
9.125% debentures due December 1, 2000...................    199,718    199,646
8.875% debentures due April 15, 2021.....................    149,678    149,665
7.0% notes due January 1, 2003...........................    109,764    109,725
Subsidiary revolving line of credit......................        --     162,000
Other....................................................    100,307    175,660
                                                          ---------- ----------
    Total................................................ $1,463,967 $1,610,960
                                                          ========== ==========

  Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company's debt exceeds its book value at December 31, 1996, by approximately $51 million. The company's notes and debentures are not actively traded and contain no call provisions.

  At December 31, 1996, the company had an available credit facility of $550 million with a group of domestic and foreign banks that expires December 21, 1999. The credit arrangement provides support for the issuance of commercial paper and other credit needs. Borrowings under the facility (none during the past two years) bear interest at various rates not exceeding the banks' prime rates. The company pays an annual fee of 0.08% on the total unused credit facility.

  At December 31, 1995, a subsidiary of the company had an available line of credit of $200 million with a group of domestic and foreign banks that expires April 21, 2000. Borrowings under this facility amounted to $162 million at December 31, 1995, and were paid off in March 1996.

  At December 31, 1996, the company had $565 million of commercial paper and short-term debt outstanding, of which $532 million is classified as long-term since the company has the ability and intent to maintain such debt on a long-term basis. The weighted average interest rate on all commercial paper debt outstanding during 1996 was 5.36% (5.97% at December 31, 1996). Annual maturities of long-term debt (excluding commercial paper and short-term debt) are as follows: 1998--$52 million, 1999--$111 million, 2000--$238 million, 2001--$5 million and thereafter $493 million.

  The following table summarizes interest expense included in the Consolidated Statements of Income:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                     THOUSANDS OF DOLLARS
Interest incurred................................ $107,198  $120,658  $ 63,726
Amount capitalized as property, plant and
 equipment.......................................  (11,716)  (10,899)  (10,233)
                                                  --------  --------  --------
    Total........................................ $ 95,482  $109,759  $ 53,493
                                                  ========  ========  ========

  Interest paid, net of capitalized interest, was $93 million, $102 million and $52 million in 1996, 1995 and 1994, respectively.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

STOCK AND INCENTIVE PROGRAMS FOR EMPLOYEES

  Restricted Stock Awards--At December 31, 1996 and 1995, the company had outstanding 301,000 and 461,000, respectively, restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for five to seven years from the grant date. Dividends on the restricted shares are paid currently to the recipients and, accordingly, the restricted shares are treated as outstanding shares. The expense of the grant is recognized evenly over the vesting period.

  The value of the restricted stock awards was $9 million and $18 million based upon the closing price of the company's stock at each year end ($31.375 and $39.375 at December 31, 1996 and 1995, respectively). Charges to expense for this stock plan were $2 million, $1 million and $1 million in 1996, 1995 and 1994, respectively.

  Stock Purchase Plan--The company has a stock purchase plan for selected managers and key staff employees. Under the plan, the company is required to contribute an amount equal to 70% of participants' contributions, of which 50% is applied to the purchase of stock and 20% is paid in cash. In 1996, the company failed to meet performance targets required under the plan, and no contributions were incurred. Amounts charged to expense for this plan were $6 million in 1995 and 1994.

  Incentive Compensation Plans--The company has incentive compensation plans covering selected officers. Amounts charged to expense for supplementary compensation ($4 million in 1996 and 1995 and $3 million in 1994) are determined from the level of achievement of performance measures related to earnings, margins and returns applied to the participants' base salaries. Similar incentive and gain sharing compensation plans exist for other officers, managers, supervisors and production employees.

  Stock Options--The company has incentive stock option plans for its employees. Under these plans, the options vest from three to nine and one-half years and may be exercised, once vested, up to 10 years from the date of grant. Under authorized Stock Incentive Plans, a maximum of 5.0 million shares were available for future grants of stock options and restricted stock awards as of December 31, 1996. The company accounts for employee stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 (SFAS 123), the company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               1996       1995
                                                             ---------  --------
      Net income (thousands):
        As reported......................................... $(157,623) $298,793
        Pro forma...........................................  (171,330)  290,455
      Earnings per share:
        As reported......................................... $   (1.04) $   1.95
        Pro forma...........................................     (1.13)     1.89

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  A summary of the status of the company's stock option plans at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                               1996                 1995
                                       -------------------- --------------------
                                                   WEIGHTED             WEIGHTED
                                                   AVERAGE              AVERAGE
                                         SHARES    EXERCISE   SHARES    EXERCISE
                                       (THOUSANDS)  PRICE   (THOUSANDS)  PRICE
                                       ----------- -------- ----------- --------
      Options outstanding at
       beginning of year.............    14,246     $30.98    11,057     $25.79
      Options granted................     3,320      34.09     4,979      39.58
      Options exercised..............    (1,245)     21.41    (1,238)     19.88
      Options forfeited..............    (1,405)     39.39      (552)     29.57
                                         ------     ------    ------     ------
      Options outstanding at end of
       year..........................    14,916     $31.68    14,246     $30.98
                                         ======     ======    ======     ======
      Options exercisable at end of
       year..........................     6,618     $27.18     4,832     $23.52
                                         ======     ======    ======     ======
      Weighted average fair value of
       options granted with:
        Exercise price equal to stock
         price on grant date.........               $11.64               $13.42
        Exercise price exceeding
         stock price on grant date...               $ 7.74               $ 5.81

  Of the options outstanding at December 31, 1996, 14.2 million had exercise prices between $16.19 and $39.19, with a weighted average exercise price of $30.60 and a weighted average remaining contractual life of 7.4 years; 6.6 million of these were exercisable at a weighted average exercise price of $27.18. The remaining 0.7 million options had exercise prices between $43.27 and $76.96, with a weighted average exercise price of $53.33 and a weighted average remaining contractual life of 8.2 years. None of these options were exercisable at December 31, 1996.

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions for grants in 1996 and 1995, respectively: risk-free interest rates of 6.39% and 6.58%, expected dividend yields of 2.16% and 1.89%, and expected volatility of 22.92% and 21.18%. A 10-year estimated life was used for all grants.

  Other Information--Under the stock programs, authorized and unissued shares or treasury shares may be used. If authorized and unissued shares are used, not more than 11.3 million shares may be issued in the aggregate. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

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

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  Under the terms of the Plan, each share of common stock is accompanied by one right; each right entitles the shareholder to purchase from the company, one one-thousandth of a newly issued share of Series A Junior Preferred Stock at an exercise price of $140.

  The rights become exercisable 10 days after a public announcement that an acquiring person (as defined in the Plan) has acquired 15% or more of the outstanding common stock of the company (the Stock Acquisition Date), 10 business days after the commencement of a tender offer which would result in a person owning 15% or more of such shares or 10 business days after an adverse person (as defined in the Plan) has acquired 10% or more of such shares and such ownership interest is likely to have a material adverse impact on the company. The company can redeem the rights for $.01 per right at any time until 10 days following the Stock Acquisition Date (under certain circumstances, the 10-day period can be shortened or lengthened by the company). The rights will expire on August 8, 2006, unless redeemed earlier by the company.

  If, subsequent to the rights becoming exercisable, the company is acquired in a merger or other business combination at any time when there is a 15% or more holder, the rights will then entitle a holder (other than a 15% or more shareholder or an adverse person) to buy shares of the acquiring company with a market value equal to twice the exercise price of each right. Alternatively, if a 15% holder acquires the company by means of a merger in which the company and its stock survives, if any person acquires 15% or more of the company's common stock or if an adverse person acquires 10% or more of the company's common stock and such ownership is likely to have a material adverse impact on the company, each right not owned by a 15% or more shareholder or an adverse person would become exercisable for common stock of the company (or, in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right.

GEOGRAPHIC SEGMENTS

  The following table summarizes the company's results of operations and identifiable assets, as of and for the years ended December 31, 1996, 1995 and 1994:

                                                1996        1995        1994
                                             ----------  ----------  ----------
                                                   THOUSANDS OF DOLLARS
Net sales:
  Domestic.................................. $5,495,605  $5,502,566  $4,343,477
  Foreign...................................  1,112,643   1,018,524     553,395
  Less transfers between geographic areas...     (9,290)     (9,304)     (8,086)
                                             ----------  ----------  ----------
    Total................................... $6,598,958  $6,511,786  $4,888,786
                                             ==========  ==========  ==========
(Loss) earnings from operations:
  Domestic.................................. $  (18,677) $  580,410  $  497,120
  Foreign...................................    (78,824)     19,928       4,118
  Corporate and other expenses--net.........    (38,475)    (40,929)    (41,807)
                                             ----------  ----------  ----------
    Total................................... $ (135,976) $  559,409  $  459,431
                                             ==========  ==========  ==========
Identifiable assets:
  Domestic.................................. $3,698,918  $4,442,825  $3,719,974
  Foreign...................................    748,280     674,387     541,614
  Investment in unconsolidated affiliates...    207,393      91,221      80,580
  Corporate and other.......................    194,413     176,377     109,975
                                             ----------  ----------  ----------
    Total................................... $4,849,004  $5,384,810  $4,452,143
                                             ==========  ==========  ==========

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  Sales to affiliates are at negotiated prices based on specific market conditions. Earnings from operations is net sales less cost of sales, selling and administrative expenses, assessments to operating units for various corporate expenses and goodwill amortization. In computing earnings from operations, none of the following items has been added or deducted: interest expense, income taxes and equity in income from unconsolidated investees. Domestic and foreign losses from operations in 1996 include restructuring charges of $473 million and $87 million, respectively. Identifiable assets are those assets of the company that are identified with the operations in each geographic area. Corporate and other assets are principally investments.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
R. R. Donnelley & Sons Company:

  We have audited the accompanying consolidated balance sheets of R. R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R. R. Donnelley & Sons Company and Subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

  As explained in the Notes to Consolidated Financial Statements, effective January 1, 1995, the company changed its method of accounting for LIFO inventories.

                                          Arthur Andersen LLP

Chicago, Illinois
January 23, 1997

                    UNAUDITED INTERIM FINANCIAL INFORMATION

                   THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA

                                         YEAR ENDED DECEMBER 31
                         -------------------------------------------------------
                           FIRST       SECOND     THIRD      FOURTH      FULL
                          QUARTER     QUARTER    QUARTER    QUARTER      YEAR
                         ----------  ---------- ---------- ---------- ----------
1996
Net sales............... $1,546,995  $1,577,500 $1,602,528 $1,871,935 $6,598,958
Gross profit............    240,822     290,062    283,182    308,933  1,122,999
Net (loss) income.......   (376,918)     54,277     67,868     97,150   (157,623)
Net (loss) income per
 common share...........      (2.45)       0.35       0.45       0.66      (1.04)
1995
Net sales............... $1,318,089  $1,490,633 $1,704,793 $1,998,271 $6,511,786
Gross profit............    229,815     278,132    338,746    362,699  1,209,392
Net income..............     46,842      64,461     92,057     95,433    298,793
Net income per common
 share..................       0.31        0.42       0.60       0.62       1.95

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULE

To the Shareholders of R. R. Donnelley & Sons Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 23, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements and financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 23, 1997

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

  Transactions affecting the allowances for doubtful accounts during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                    1996      1995      1994
                                                   -------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
      Allowance for trade receivable losses:
       Balance, beginning of year................. $25,311  $ 19,168  $ 14,795
       Balance, companies (sold) acquired during
        year......................................  (4,949)    3,761     5,257
       Provisions charged to income...............  13,617    22,615    14,047
                                                   -------  --------  --------
                                                    33,979    45,544    34,099
       Uncollectible accounts written off, net of
        recoveries................................  (9,244)  (20,233)  (14,931)
                                                   -------  --------  --------
       Balance, end of year....................... $24,735  $ 25,311  $ 19,168
                                                   =======  ========  ========


INDEX TO EXHIBITS*

                                  DESCRIPTION                        EXHIBIT NO.
                                  -------                              --------
    Restated Certificate of Incorporation(9).......................      3(i)
    By-Laws........................................................      3(ii)(a)
    Amendment to By-Laws adopted November 7, 1996..................      3(ii)(b)
    Form of Rights Agreement, dated as of April 25, 1996 between
     R. R. Donnelley & Sons Company and First Chicago Trust Com-
     pany of New York(10)..........................................
                                                                         4(a)

    Instruments Defining the Rights of Security Holders(1).........      4(b)

    Indenture dated as of November 1, 1990 between the Company and
     Citibank, N.A. as Trustee(5)..................................
                                                                         4(c)

    Credit Agreement dated December 21, 1994 among R. R. Donnelley
     & Sons Company, the Banks named therein and Citibank, N.A., as Administrative Agent(8)....................................
                                                                         4(d)

    Retirement Policy for Directors**..............................     10(a)

    Directors' Deferred Compensation Agreement(7)**................     10(b)

    Donnelley Shares Stock Option Plan, as amended.................     10(c)

    1993 Stock Ownership Plan for Non-Employee Directors, as            10(d)
    amended(11)**..................................................

    Senior Management Annual Incentive Plan, as amended(5)**.......     10(e)

    Form of Severance Agreement for Senior Officers, as amend-          10(f)
     ed(7)**.......................................................

    1993 Stock Purchase Plan for Selected Managers and Key Staff
     Employees, as amended(11)**...................................
                                                                        10(g)

    1986 Stock Incentive Plan, as amended(11)**....................     10(h)

    1991 Stock Incentive Plan, as amended(11)**....................     10(i)

    1995 Stock Incentive Plan, as amended**........................     10(j)

    Form of premium priced option agreement with certain executive officers, as amended(11)**....................................
                                                                        10(k)

    Unfunded Supplemental Benefit Plan(5)**........................     10(l)

    Amendment to Unfunded Supplemental Benefit Plan adopted on          10(m)
     April 25, 1991(4)**...........................................

    Agreement with John R. Walter for 1988 award of stock               10(n)
     units(2)**....................................................

    Employment Agreement between R. R. Donnelley & Sons Company and Cheryl A. Francis**.......................................
                                                                        10(o)


    Subsidiaries of R. R. Donnelley & Sons Company.................     21

    Consent of Independent Public Accountants dated March 11,           23
     1996..........................................................

    Financial Data Schedule........................................     27

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

    (2) Filed as Exhibit with Form SE filed on March 24, 1988, and incorporated herein by reference.

    (3) Filed as Exhibit with Form SE filed on March 25, 1991, and incorporated herein by reference.

    (4) Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

    (5) Filed as Exhibit with Form SE filed on March 26, 1992 and incorporated herein by reference.

    (6) Filed as Exhibit with Form SE filed on March 30, 1993 and incorporated herein by reference.

    (7) Filed on March 28, 1994 as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

    (8) Filed on March 27, 1995 as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1994.

    (9) Filed on May 3, 1996, as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

    (10) Filed on June 5, 1996 as Exhibit to Form 8-A.

    (11) Filed on November 1, 1996 as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.