Form 10-Q
period 1997-03-31
DONNELLEY R R & SONS CO
filed 1997-05-07
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No --------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF APRIL 30, 1997                       146,354,054
                                                --------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                       PAGE
                                  INDEX                              NUMBER(S)
                                  -----                              ---------
      Condensed Consolidated Statements of Income (Unaudited) for
       the three months ended March 31, 1997 and 1996...............       3
      Condensed Consolidated Balance Sheets as of March 31, 1997
       (Unaudited) and December 31, 1996............................       4
      Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the three months ended March 31, 1997 and 1996...........       5
      Notes to Condensed Consolidated Financial Statements
       (Unaudited)..................................................     6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

      Comparison of First Quarter 1997 to First Quarter 1996........    8-10
      Changes in Financial Condition................................      10
      Other Information.............................................   11-12
      Outlook.......................................................   12-13

                                    PART II
                               OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS............................................       14
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........       14
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................       14

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                         1997         1996
                                                      -----------  -----------
Net sales............................................ $ 1,475,238  $ 1,535,412
Cost of sales........................................   1,240,253    1,294,590
                                                      -----------  -----------
Gross profit.........................................     234,985      240,822
Selling and administrative expenses..................     173,846      178,479
Restructuring charge.................................         --       512,548
                                                      -----------  -----------
Earnings (loss) from operations......................      61,139     (450,205)
Interest expense.....................................      22,561       25,083
Other (income) expense--net..........................      (6,910)     (26,576)
                                                      -----------  -----------
Earnings (loss) before income taxes..................      45,488     (448,712)
Provision (benefit) for income taxes.................      16,147      (71,794)
                                                      -----------  -----------
Net income (loss).................................... $    29,341  $  (376,918)
                                                      ===========  ===========
Per common share:
  Net income (loss).................................. $      0.20  $     (2.45)
                                                      ===========  ===========
  Cash dividends..................................... $      0.19  $      0.18
                                                      ===========  ===========
Average shares outstanding........................... 145,785,000  154,017,000
                                                      ===========  ===========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                             (THOUSANDS OF DOLLARS)

                                 ASSETS
                                                      1997         1996
                                                   -----------  -----------
Cash and equivalents.............................  $    59,939  $    31,142
Receivables, less allowance for doubtful accounts
 of $33,153 and $24,735 at March 31, 1997 and
 December 31, 1996, respectively.................    1,152,302    1,324,252
Inventories......................................      282,026      288,506
Prepaid expenses.................................      148,899      108,957
                                                   -----------  -----------
  Total current assets...........................    1,643,166    1,752,857
                                                   -----------  -----------
Property, plant and equipment, at cost...........    4,320,429    4,289,101
Accumulated depreciation.........................    2,380,885    2,344,374
                                                   -----------  -----------
  Net property, plant and equipment..............    1,939,544    1,944,727
Goodwill and other intangibles--net..............      520,122      541,319
Other noncurrent assets..........................      646,944      610,101
                                                   -----------  -----------
  Total assets...................................  $ 4,749,776  $ 4,849,004
                                                   ===========  ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      1997         1996
                                                   -----------  -----------
Accounts payable.................................  $   457,679  $   487,914
Accrued compensation.............................      142,696      131,644
Short-term debt..................................       33,296       33,296
Current and deferred income taxes................       34,578       56,163
Other accrued liabilities........................      383,267      438,530
                                                   -----------  -----------
  Total current liabilities......................    1,051,516    1,147,547
                                                   -----------  -----------
Long-term debt...................................    1,417,729    1,430,671
Deferred income taxes............................      258,772      253,850
Other noncurrent liabilities.....................      381,514      385,655
Shareholders' equity:
  Common stock, at stated value ($1.25 par
   value)........................................      320,962      320,962
  Retained earnings, net of cumulative
   translation adjustments of $30,884 and $26,580
   at March 31, 1997 and December 31, 1996,
   respectively..................................    1,481,100    1,486,215
  Unearned compensation..........................      (14,058)      (5,402)
  Reacquired common stock, at cost...............     (147,759)    (170,494)
                                                   -----------  -----------
      Total shareholders' equity.................    1,640,245    1,631,281
                                                   -----------  -----------
      Total liabilities and shareholders' equity.  $ 4,749,776  $ 4,849,004
                                                   ===========  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31

                             (THOUSANDS OF DOLLARS)

                                                            1997       1996
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income (loss)...................................... $  29,341  $(376,918)
  Restructuring charge, net of tax and minority interest.       --     410,912
  Depreciation...........................................    81,617     91,556
  Amortization...........................................     8,079     17,521
  Gain on sale of assets.................................    (8,173)   (14,083)
  Net change in operating working capital................    94,522     69,327
  Net change in other assets and liabilities.............   (23,907)     1,931
  Other..................................................        93        892
                                                          ---------  ---------
Net cash provided by operating activities................   181,572    201,138
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................  (112,152)  (143,862)
  Other investments including acquisitions, net of cash
   acquired..............................................   (33,914)   (19,037)
  Dispositions of assets.................................    22,765     15,623
                                                          ---------  ---------
Net cash used for investing activities...................  (123,301)  (147,276)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net decrease in borrowings.............................   (12,942)   (21,767)
  Disposition of reacquired common stock.................    12,735      6,544
  Acquisition of common stock............................    (1,144)    (4,537)
  Cash dividends on common stock.........................   (27,665)   (27,724)
                                                          ---------  ---------
Net cash used for financing activities...................   (29,016)   (47,484)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..      (458)     2,248
                                                          ---------  ---------
Net increase in cash and equivalents.....................    28,797      8,626
Cash and equivalents at beginning of period..............    31,142     33,122
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  59,939  $  41,748
                                                          =========  =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1996 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1996 annual report on Form 10-K.

  The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain immaterial prior year amounts have been reclassified to maintain comparability with current year classifications.

  Note 2. Components of the company's inventories at March 31, 1997 and December 31, 1996 were as follows:

                                                         (THOUSANDS OF DOLLARS)
                                                         -----------------------
                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                         ---------  ------------
Raw materials and manufacturing supplies................ $141,438     $154,734
Work in process.........................................  185,307      183,248
Finished goods..........................................   34,778       34,325
Progress billings.......................................  (34,671)     (40,475)
LIFO reserve............................................  (44,826)     (43,326)
                                                         --------     --------
    Total inventories................................... $282,026     $288,506
                                                         ========     ========

  Note 3. The following provides supplemental cash flow information:

                                                         (THOUSANDS OF DOLLARS)
                                                         -----------------------
                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         -----------------------
                                                           1997         1996
                                                         ---------  ------------
Interest paid, net of capitalized interest.............. $  7,130     $ 11,494
Income taxes paid....................................... $ 21,947     $ 10,724

  Note 4. In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment and the impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $561 million ($435 million after taxes and a minority interest benefit). Approximately $195 million of the charges related to its gravure platform realignment and approximately $233 million related to other manufacturing restructuring. Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million, of which $47 million was incurred through March 1997, with the remaining $130 million expected to be incurred through the first quarter of 1998. In addition, the company recognized the impairment of approximately $133 million in equipment, intangibles and investments in non-core businesses. The impairment loss was calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimates of future cash flows generated by the asset.

  The following table presents the components of the company's restructuring reserves along with charges against these reserves from their establishment until March 31, 1997:

                                          WRITEDOWN OF
                                          PROPERTY AND
                              ORIGINAL    INVESTMENTS            RESTRUCTURING
                            RESTRUCTURING   TO FAIR      CASH    RESERVES AS OF
                               CHARGES       VALUE     PAYMENTS  MARCH 31, 1997
                            ------------- ------------ --------  --------------
Restructuring loss on
 writedown of property,
 plant and equipment, and
 other assets..............   $250,731     $(250,731)  $    --      $    --
Restructuring expenditures
 to reposition operations
 and close facilities......    176,960           --     (47,439)     129,521
Impairment loss on
 intangible assets and
 investments...............    132,941      (132,941)       --           --
                              --------     ---------   --------     --------
Total restructuring
 reserves..................   $560,632     $(383,672)  $(47,439)    $129,521
                              ========     =========   ========     ========

  Note 5. On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of all current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Most of the specific factual assertions of the original complaint were related to the closing by the company of its Chicago, Ill., catalog production operations begun in 1993. The complaint was amended on February 7, 1997, to reflect more general claims applicable to other company locations. Plaintiffs have filed a motion seeking nationwide class certification. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 1997 TO FIRST QUARTER 1996

                               ABOUT THE COMPANY

  R.R. Donnelley & Sons Company is a world leader in distributing, managing and reproducing print and digital information for the publishing, retailing, merchandising and information-technology markets worldwide. The company is the largest commercial printer in North America, with approximately 38,000 employees in 26 countries on five continents.

  The company is organized into sectors, which include the following business units and subsidiaries:

    Commercial Print Sector, which includes Merchandise Media (catalogs, retail advertising circulars and direct mail products) and Magazine Publishing Services (consumer and trade magazines). These businesses share common requirements in scale, equipment, services and distribution.

    Information Management Sector, which includes Book Publishing Services, Telecommunications (domestic directories) and Financial Services (financial printing and communications-process services). These businesses serve customers that need to reproduce and distribute information in a variety of formats globally and share requirements for speed, flexibility and integrated manufacturing.

    This sector also includes Information Services, which includes the 77 Capital venture-capital fund, creative design and communication services, and a variety of information services. These operations provide direct marketing, graphics-management and graphic-design services.

    Global Commercial Print Sector, which includes the company's directory, book, magazine and catalog operations outside North America--in Europe, Latin America and Asia.

    Stream International Holdings Inc. (Stream), which includes Modus Media International (software replication, documentation and kitting and assembly), Corporate Software & Technology (licensing and fulfillment, customized documentation, license administration and user training) and Stream International (technical and help-line support). The business was formed in April 1995 by a merger of the company's Global Software Services businesses with Corporate Software Inc. Approximately 80% owned by the company, it is the world's largest software manufacturer, marketer and technical support and service provider.

    Sales results by business unit for the first quarter of 1997 and 1996 are presented below:

                          NET SALES BY BUSINESS UNIT

                                                            % OF           % OF
      FIRST QUARTER ENDED MARCH 31,                  1997   SALES   1996   SALES
      -----------------------------                -------- ----- -------- -----
      Stream...................................... $421,943   29% $391,518   26%
      Merchandise Media...........................  278,129   19   291,439   19
      Magazine Publishing Services................  267,555   18   277,969   18
      Book Publishing Services....................  171,049   12   156,140   10
      Telecommunications..........................  136,239    9   148,614   10
      Financial Services..........................  115,279    8    88,114    6
      Global Commercial Print.....................   71,039    5    82,507    5
      Other.......................................   14,005   --    99,111    6

                      CONSOLIDATED RESULTS OF OPERATIONS

  The company reported first quarter 1997 net income of $29 million, or $0.20 per share. In the previous year's first quarter the company reported a loss of $377 million, or $2.45 per share, reflecting a $512 million pre-tax restructuring charge recorded in the period ($411 million after taxes and a minority interest benefit). Excluding the charge, net income for the first quarter of 1996 totaled $34 million, or $0.22 per share. First quarter 1997 net income declined 14% and earnings per share declined 9% from the comparable quarter in 1996, excluding the 1996 restructuring charge.

  The company's performance in the first quarter of 1997 was impacted by higher expenses associated with the continued development of the company's logistics and fulfillment businesses and the startup of a short-run, four-color book printing facility in Roanoke, Virginia (Roanoke facility) and the restructuring of the company's gravure and book printing operations.

                             CONSOLIDATED NET SALES

  Net sales during the first quarter of 1997 decreased $60 million, or 4%, to approximately $1.5 billion, reflecting lower paper prices from the comparable quarter in 1996 (down approximately $50 million), and the company's deconsolidation of Metromail Corporation (Metromail) due to reduced ownership following the second quarter 1996 public offering (down $56 million). These declines were partially offset by increased demand, primarily in the Book Publishing Services and Financial Services business units and Stream.

  Net sales from foreign operations represented approximately $249 million, or 17% of total net sales in the first quarter, down 7% from $269 million, or 17% of total net sales in the year-earlier quarter. The decline in foreign sales principally reflects the discontinuation of magazine and catalog printing operations in the United Kingdom and the worldwide repositioning of Stream's international manufacturing operations, partially offset by revenue gains in central Europe.

                           SUMMARY OF EXPENSE TRENDS

FIRST QUARTER ENDED MARCH 31,                                         % INCREASE
THOUSANDS OF DOLLARS                                 1997      1996   (DECREASE)
-----------------------------                      --------- -------- ----------
Cost of materials................................. $ 693,430 $731,807     (5)%
Cost of manufacturing.............................   457,127  453,706      1
Depreciation......................................    81,617   91,556    (11)
Amortization......................................     8,079   17,521    (54)
Selling and administrative........................   173,846  178,479     (3)
Net interest expense..............................    22,561   25,083    (10)

                                    EXPENSES

  Gross profit in the first quarter of 1997 declined 2% to $235 million, due to the company's reduced ownership of Metromail (down $19 million) and higher expenses associated with the continued development of the company's logistics and fulfillment businesses and the startup of the Roanoke facility. In addition, the indirect costs of restructuring activities (including the costs of transferring employees, equipment, retraining employees and moving work among plants) led to temporarily higher manufacturing costs in the company's gravure platform and in the United Kingdom during the period. These declines were partially offset by manufacturing cost improvements in most business units.

  Selling and administrative expenses in the first quarter of 1997 declined 3% to $174 million, due to the company's reduced ownership of Metromail (down $17 million) offset by volume-related increases primarily in the Financial Services business unit. The ratio of selling and administrative expense to net sales, at 12%, was the same in both the first quarters of 1997 and 1996. Interest expense decreased approximately $3 million, due to lower average debt balances associated with improvements in operating working capital and the reduction of debt using a portion of the proceeds of the fourth quarter 1996 public offering of Donnelley Enterprise Solutions Incorporated (DESI). Other income in the first quarter 1997 decreased $20 million, primarily due to non-recurring events in the first quarter of 1996, including a $14 million gain on the sale of investments in the company's venture capital portfolio and a $12 million minority interest benefit arising from Stream's portion of the restructuring charge. These non-recurring events were offset by a $6 million gain, during the first quarter of 1997, on the sale of the company's interest in a magazine distribution venture in the United Kingdom.

        RESULTS OF OPERATIONS OF PRINT-RELATED BUSINESSES AND OF STREAM

 Print-Related Businesses

  Net sales for the company's print-related businesses (all consolidated business units other than Stream and excluding Metromail) decreased $34 million, or 3%, to approximately $1.1 billion, primarily reflecting lower paper prices. This decline was partially offset by increased demand primarily in the Book Publishing Services and Financial Services business units. Print-related businesses had operating income of $69 million, a 1% decline from the same quarter in 1996, excluding the 1996 restructuring charge. The decrease was attributable primarily to higher expenses associated with the continued development of the company's logistics and fulfillment businesses and the startup costs of the Roanoke facility.

 Stream

  Net sales for Stream increased $30 million, or 8%, to $422 million. Stream had an operating loss of approximately $8 million in the first quarter of both 1997 and 1996. The gain in revenues and improved margins and earnings in the 1997 first quarter were offset by an additional bad debt provision.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the quarter, net cash flow provided by operating activities decreased $20 million to $181 million. The decline is primarily due to $19 million in restructuring-related expenditures and increases in cash expenses related to development costs and business startups, partially offset by improvements in operating working capital.

  Operating working capital (defined as inventories, accounts receivable and prepaid expenses, minus accounts payable, accrued compensation and other accrued liabilities, including the restructuring reserve) decreased $95 million in the first quarter of 1997 due primarily to a decrease in accounts receivable and inventory compared to a $69 million decrease during the first quarter of 1996. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth. Capital expenditures in the quarter totaled $112 million, including purchases for the new Roanoke facility and purchases related to revamping the company's gravure manufacturing platform. Full-year capital spending is expected to be between $450 million and $500 million.

  At March 31, 1997, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $103 million at March 31, 1997.

OTHER INFORMATION

  Stream--On April 30, 1997, Stream announced that a registration statement had been filed with the Securities and Exchange Commission for a proposed initial public offering of common shares of its outsource technical support business unit. Immediately prior to the closing of the proposed offering, Stream will be reorganized such that the only business it conducts will be the outsource technical support business and will change its name to Stream International Inc. Stream's two other business units, Corporate Software & Technology and Modus Media International, will be spun off as two subsidiaries of a separate entity, the equity of which will be distributed to the current Stream stockholders. After completion of the reorganization and public offering, the company will own less than 40% of the outstanding shares of Stream International and less than a majority interest in the remaining two business units and will thereafter account for these interests using the equity method. Proceeds to the company from the completed offering will be used to pay down debt and for general corporate purposes. The planned offering of Stream International shares will be made only by means of a prospectus.

  Metromail--On June 19, 1996, Metromail completed an initial public offering of its common stock, resulting in the company's interest in Metromail being reduced to approximately 38% and the company changing its method of accounting for Metromail from consolidation to the equity method. Under the equity method, the company recognizes in income its proportionate share of net income of Metromail. Metromail had net sales and operating earnings of $56 million and $1 million, respectively, in the first quarter of 1996.

  DESI--On November 4, 1996, DESI completed an initial public offering of its common stock, resulting in the company's interest in DESI being reduced to approximately 43% and the company changing its method of accounting for DESI from consolidation to the equity method. Under the equity method, the company recognizes in income its proportionate share of net income of DESI. DESI's net sales and operating earnings were not material to the consolidated results of the company in 1996.

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

  Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million and will be incurred through the first quarter of 1998 ($47 million of this amount has been paid through March 31, 1997). The remaining $383 million relates to non-cash items, mainly the write-down of fixed assets and goodwill.

  Human Resources and Plant Closings--As part of the first-half 1996 restructuring discussed above, the company has discontinued catalog and magazine printing operations in the United Kingdom, closed Stream's Crawfordsville, Ind., documentation printing and diskette replication operations, consolidated a stand-alone book bindery in Scranton, Pa., and closed a book prepress operation in

Barbados. In addition, as part of the first-half 1996 restructuring, the company announced plans to close gravure-printing plants in Newton, N.C. and Casa Grande, Ariz.

  Litigation--On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of all current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Most of the specific factual assertions of the original complaint were related to the closing by the company of its Chicago, Ill., catalog production operations begun in 1993. The complaint was amended on February 7, 1997, to reflect more general claims applicable to other company locations. Plaintiffs have filed a motion seeking nationwide class certification. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely.

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

  Corporate-Owned Life Insurance--As part of the Health Insurance Portability and Accountability Act enacted in August 1996, the income tax deduction for interest on loans from corporate-owned life insurance (COLI) policies is being phased out and then eliminated, effective in 1999. The company has used loans from COLI to finance certain employee benefits liabilities, and the loss of the interest deduction may cause the company's effective tax rate to rise as the deduction is phased out over the next few years.

  Share Repurchase--The company announced and completed the repurchase of $250 million of its common stock in 1996, which was in addition to its ordinary purchase of 1.8 million shares for issuance under various employee stock plans. The number of shares outstanding at March 31, 1997, was 146 million, with an average outstanding number of shares for the quarter of 146 million. In the first quarter of 1996, the average outstanding number of shares was 154 million.

OUTLOOK

  The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most commercial print markets to suffer from overcapacity leading to fierce competition. Competition is largely based on price, quality and servicing the special needs of customers.

  The company believes that demand for most product categories should continue to improve over similar periods in 1996. This belief may be affected, however, by certain factors in the Financial Services and Telecommunications business units. Recent Federal Reserve actions relating to short-term interest rates and proposed tax changes have created uncertainty in the capital markets. The uncertainty has affected transaction flow, which may impact results in the Financial Services business unit, particularly in the second half of the year. A significant customer of the Telecommunications business unit has modified its production cycle to move work that has been traditionally produced in the fourth quarter into the first quarter of next year. In the short term, this action will affect revenue and earnings comparisons in the current year. In the long term, it should create manufacturing efficiencies as the work is moved to slower production periods. In addition, the company expects higher expenses associated with the continued development of the company's logistics and fulfillment businesses, the startup of the Roanoke facility and the costs of restructuring activities, along with continued pricing pressures in some businesses, to continue to impact operating results throughout the year, particularly in the second quarter.

  Over the past three years, the company has adopted the principles of Economic Value Added (EVA) as its primary financial framework. The objective of this system is to put in place a system of value-based metrics that measures periodic progress toward shareholder value. The EVA framework guided many of the company's actions in the past 18 months. The company moved to improve its manufacturing efficiencies in 1996 by initiating the restructuring of its U.S. gravure printing platform; the closure of its magazine and catalog print operations in the United Kingdom; and integration of its Digital Division assets into other operations. These actions should generate sustainable cost savings in the long run. During 1997, as the restructuring continues, operating efficiency will decline temporarily due to the movement of equipment, retraining of people and movement of printing among facilities. This short-term disruption will continue to occur through 1997, but should provide tangible benefits in future years.

  Over time, the company believes that the application of the EVA financial framework to the company's decision-making process is likely to produce slower revenue growth, enhanced free cash flow, a stronger competitive position and improved returns on invested capital.

                                    PART II

                               OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

  On November 25, 1996, a purported class action was brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a purported class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company's Chicago, Il. catalog operations, and violation of the Employee Retirement Income Security Act. These actions are described in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The company held its Annual Meeting of Stockholders on March 27, 1997.

  (b) The following matters were voted upon at the Annual Meeting of
Stockholders:

    1. The election of the nominees for Directors of the Third Class, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2000, was voted on by the stockholders. The nominees, all of whom were elected, were James R. Donnelley, Thomas S. Johnson, George A. Lorch and M. Bernard Puckett. The Inspectors of Election certified the following vote tabulations:

                                                     FOR     WITHHELD  NON-VOTES
                                                 ----------- --------- ---------
      James R. Donnelley........................ 121,281,217 9,623,753      0
      Thomas S. Johnson......................... 121,188,126 9,716,844      0
      George A. Lorch........................... 121,169,954 9,735,016      0
      M. Bernard Puckett........................ 121,238,909 9,666,061      0

    2. A stockholder proposal relating to executive compensation was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

         FOR                AGAINST                      ABSTAIN                    NON-VOTE
      ---------           -----------                   ---------                   ---------
      6,729,102           113,446,600                   5,824,011                   4,905,257

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      3(ii)(a)  By-Laws
      3(ii)(b)  Amendment to By-laws adopted March 10, 1997, and effective March 18, 1997
     10(a)      Employment Agreement between R. R. Donnelley & Sons Company and William L.
                Davis*
     10(b)      Premium-Priced Option Agreement between R. R. Donnelley & Sons Company and
                William L. Davis*
     27         Financial Data Schedule

--------
*  Management contract or compensatory plan or arrangement

  (b) A current Report on Form 8-K was filed on April 30, 1997 and included
Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits."

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

          May 7, 1997
Date __________________________