Form 10-Q
period 1997-06-30
DONNELLEY R R & SONS CO
filed 1997-08-05
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF JULY 31, 1997                                  146,296,724

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                      PAGE
                                  INDEX                             NUMBER(S)
                                  -----                             ---------
      Condensed Consolidated Statements of Income (Unaudited) for
       the three and six month periods ended June 30, 1997 and
       1996........................................................       3
      Condensed Consolidated Balance Sheets as of June 30, 1997
       (Unaudited) and December 31, 1996...........................       4
      Condensed Consolidated Statements of Cash Flows (Unaudited)
       for the six months ended June 30, 1997 and 1996.............       5
      Notes to Condensed Consolidated Financial Statements
       (Unaudited).................................................     6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

      Comparison of Second Quarter and First Half 1997 to 1996.....    8-12
      Changes in Financial Condition...............................      12
      Other Information............................................   12-13
      Outlook......................................................      14

                                    PART II
                               OTHER INFORMATION

      Item 1. Legal Proceedings....................................      15
      Item 6. Exhibits and Reports on Form 8-K.....................      15

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                  JUNE 30                     JUNE 30
                         --------------------------  --------------------------
                             1997          1996          1997          1996
                         ------------  ------------  ------------  ------------
Net sales............... $  1,504,997  $  1,569,114  $  2,980,235  $  3,104,526
Cost of sales...........    1,255,522     1,279,052     2,496,975     2,573,641
                         ------------  ------------  ------------  ------------
Gross profit............      249,475       290,062       483,260       530,885
Selling and
 administrative
 expenses...............      181,079       184,792       353,725       363,273
Restructuring charges...          --         48,084           --        560,632
                         ------------  ------------  ------------  ------------
Earnings (loss) from
 operations.............       68,396        57,186       129,535      (393,020)
Other income (expense):
  Interest expense......      (22,622)      (24,713)      (45,182)      (49,796)
  Gain on Metromail
   stock offering.......          --         44,158           --         44,158
  Other income
   (expense)--net.......       12,638         2,982        19,548        29,558
                         ------------  ------------  ------------  ------------
Earnings (loss) before
 income taxes...........       58,412        79,613       103,901      (369,100)
Provision (benefit) for
 income taxes...........       20,736        25,336        36,885       (46,458)
                         ------------  ------------  ------------  ------------
Net income (loss)....... $     37,676  $     54,277  $     67,016  $   (322,642)
                         ============  ============  ============  ============
Per common share:
  Net income (loss)..... $       0.26  $       0.35  $       0.46  $      (2.09)
                         ============  ============  ============  ============
  Cash dividends........ $       0.19  $       0.18  $       0.38  $       0.36
                         ============  ============  ============  ============
Average shares
 outstanding............  146,431,909   154,113,294   146,076,430   154,062,081
                         ============  ============  ============  ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1997 AND DECEMBER 31, 1996
                             (THOUSANDS OF DOLLARS)

                                 ASSETS
                                                       1997        1996
                                                    ----------  ----------
  Cash and equivalents............................. $   70,669  $   31,142
  Receivables, less allowance for doubtful accounts
   of $44,849 and $24,735 at June 30, 1997 and
   December 31, 1996, respectively.................  1,058,241   1,324,252
  Inventories......................................    257,983     288,506
  Prepaid expenses.................................    145,745     108,957
                                                    ----------  ----------
    Total current assets...........................  1,532,638   1,752,857
                                                    ----------  ----------
  Property, plant and equipment, at cost...........  4,424,978   4,289,101
  Less accumulated depreciation....................  2,430,604   2,344,374
                                                    ----------  ----------
    Net property, plant and equipment..............  1,994,374   1,944,727
                                                    ----------  ----------
  Goodwill and other intangibles--net..............    513,232     541,319
  Other noncurrent assets..........................    633,748     610,101
                                                    ----------  ----------
    Total assets................................... $4,673,992  $4,849,004
                                                    ==========  ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable................................. $  388,001  $  487,914
  Accrued compensation.............................    159,971     131,644
  Short-term debt..................................     33,296      33,296
  Current and deferred income taxes................     56,977      56,163
  Other accrued liabilities........................    407,303     438,530
                                                    ----------  ----------
    Total current liabilities......................  1,045,548   1,147,547
                                                    ----------  ----------
  Long-term debt...................................  1,334,682   1,430,671
  Deferred income taxes............................    251,981     253,850
  Other noncurrent liabilities.....................    391,720     385,655
  Shareholders' equity:
    Common stock, at stated value ($1.25 par
     value)........................................    320,962     320,962
    Retained earnings, net of cumulative
     translation adjustments of $29,219 and $26,580
     at June 30, 1997 and December 31, 1996,
     respectively..................................  1,489,146   1,486,215
    Unearned compensation..........................    (12,419)     (5,402)
    Reacquired common stock, at cost...............   (147,628)   (170,494)
                                                    ----------  ----------
        Total shareholders' equity.................  1,650,061   1,631,281
                                                    ----------  ----------
        Total liabilities and shareholders' equity. $4,673,992  $4,849,004
                                                    ==========  ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30
                             (THOUSANDS OF DOLLARS)

                                                            1997       1996
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income (loss)...................................... $  67,016  $(322,642)
  Restructuring charges, net of tax and minority
   interest..............................................       --     435,380
  Depreciation...........................................   171,844    176,608
  Amortization...........................................    19,739     33,155
  Gain on Metromail stock offering.......................       --     (44,158)
  Gain on sale of assets.................................   (11,770)   (16,310)
  Net change in operating working capital................   160,460    144,746
  Net change in other assets and liabilities.............    11,778    (21,979)
  Other..................................................    (3,254)    (7,786)
                                                          ---------  ---------
Net cash provided by operating activities................   415,813    377,014
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................  (242,691)  (235,997)
  Proceeds from receivables from Metromail...............       --     248,510
  Other investments including acquisitions, net of cash
   acquired..............................................   (37,333)   (22,368)
  Dispositions of assets.................................    45,381     18,068
                                                          ---------  ---------
Net cash provided by (used for) investing activities.....  (234,643)     8,213
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net increase (decrease) in borrowings..................   (95,989)  (332,616)
  Disposition of reacquired common stock.................    25,086     25,849
  Acquisition of common stock............................   (14,081)   (25,831)
  Cash dividends on common stock.........................   (56,603)   (55,514)
                                                          ---------  ---------
Net cash used for financing activities...................  (141,587)  (388,112)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..       (55)       455
                                                          ---------  ---------
Net increase (decrease) in cash and equivalents..........    39,528     (2,429)
                                                          ---------  ---------
Cash and equivalents at beginning of period..............    31,142     33,122
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  70,670  $  30,693
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

  Note 2. Components of the company's inventories at June 30, 1997 and December 31, 1996 were as follows:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Raw materials and manufacturing supplies.................... $127,016  $154,734
Work in process.............................................  180,317   183,248
Finished goods..............................................   36,656    34,325
Progress billings...........................................  (41,680)  (40,475)
LIFO reserve................................................  (44,326)  (43,326)
                                                             --------  --------
    Total inventories....................................... $257,983  $288,506
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                                 (THOUSANDS OF
                                                                   DOLLARS)
                                                                ---------------
                                                                  SIX MONTHS
                                                                     ENDED
                                                                    JUNE 30
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
Cash flow data:
 Interest paid, net of capitalized interest.................... $44,546 $50,561
 Income taxes paid............................................. $31,168 $31,847

  Note 4. In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment, and the impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $561 million ($435 million after taxes and a minority interest benefit). Approximately $195 million of the charges related to its gravure platform realignment and approximately $233 million related to other manufacturing restructuring. Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million, of which $69 million was incurred through June 1997, with the remainder expected to be incurred through the first half of 1998. In addition, the company recognized the impairment of approximately $133 million in equipment, intangibles and investments in non-core businesses. The impairment loss was calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimates of future cash flows generated by the asset.

  The following table presents the components of the company's restructuring reserves along with charges against these reserves from their establishment until June 30, 1997 (in thousands of dollars):

                                          WRITEDOWN OF
                                          PROPERTY AND
                              ORIGINAL    INVESTMENTS            RESTRUCTURING
                            RESTRUCTURING   TO FAIR      CASH    RESERVES AS OF
                               CHARGES       VALUE     PAYMENTS  JUNE 30, 1997
                            ------------- ------------ --------  --------------
Restructuring loss on
 writedown of property,
 plant and equipment, and
 other assets..............   $250,731     $(250,731)   $   --      $    --
Restructuring expenditures
 to reposition operations
 and close facilities......    176,960           --     (68,952)     108,008
Impairment loss on
 intangible assets and
 investments...............    132,941      (132,941)       --           --
                              --------     ---------   --------     --------
    Total restructuring
     reserves..............   $560,632     $(383,672)  $(68,952)    $108,008
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

MANAGEMENT DISCUSSION AND ANALYSIS

COMPARISON OF SECOND QUARTER AND FIRST HALF 1997 TO 1996

                               ABOUT THE COMPANY

  R. R. Donnelley & Sons Company is a world leader in distributing, managing and reproducing print and digital information for the publishing, retailing, merchandising and information-technology markets worldwide. The company is the largest commercial printer in North America, with approximately 38,000 employees in 26 countries on five continents.

  The company is organized into sectors, which include the following business units and subsidiaries:

    Commercial Print Sector, which includes Merchandise Media (catalogs, retail advertising circulars and direct mail products) and Magazine Publishing Services (consumer and trade magazines). These businesses share common requirements in scale, equipment, services and distribution.

    Information Management Sector, which includes Book Publishing Services, Telecommunications (domestic directories) and Financial Services (financial printing and communications process services). These businesses serve customers that need to reproduce and distribute information in a variety of formats globally and share requirements for speed, flexibility and integrated manufacturing.

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

    Stream International Holdings, Inc. (SIH), which includes Modus Media International (software replication, documentation and kitting and assembly), Corporate Software & Technology (licensing and fulfillment, customized documentation, license administration and user training) and Stream International (technical and help-line support). The business was formed in April 1995 by a merger of the company's Global Software Services business with Corporate Software Inc. Approximately 80% owned by the company, it is the world's largest software manufacturer, marketer and technical support and service provider.

    On April 30, 1997, SIH announced that a registration statement had been filed with the Securities and Exchange Commission for the proposed initial public offering of the common shares of Stream International. Immediately prior to the closing of the proposed offering, SIH would be reorganized such that the only business it conducts would be the outsource technical support business, which has changed its name to Stream International Inc. SIH's two other business units, Corporate Software & Technology and Modus Media International, would be spun off as two subsidiaries of a separate entity, the equity of which would be distributed to the current SIH stockholders. After completion of the reorganization and public offering, the company would own less than 40% of the outstanding shares of Stream International and less than a majority interest in the remaining two business units, and would thereafter account for these interests using the equity method. Proceeds to the company from the completed offering would be used to pay down debt and for general corporate purposes. The planned offering of Stream International shares will be made only by means of a prospectus.

  Sales results by business unit for the second quarter and first half of 1997 and 1996 are presented below:

                  NET SALES BY BUSINESS UNIT--SECOND QUARTER

SECOND QUARTER ENDED JUNE 30,                                % OF          % OF
(THOUSANDS OF DOLLARS)                                1997   SALES  1996   SALES
-----------------------------                        ------- ----- ------- -----
Stream International Holdings, Inc. ................ 414,879  28%  404,115  26%
Merchandise Media................................... 275,598  18%  288,056  18%
Magazine Publishing Services........................ 263,050  17%  251,778  16%
Book Publishing Services............................ 182,116  12%  161,369  10%
Telecommunications.................................. 132,655   9%  164,602  11%
Financial Services.................................. 132,308   9%  114,279   7%
Global Commercial Print.............................  84,557   6%   74,600   5%
Metromail...........................................     --   --    69,383   4%
Other...............................................  19,834   1%   40,932   3%

                   NET SALES BY BUSINESS UNIT--YEAR TO DATE

FIRST HALF ENDED JUNE 30,                                    % OF          % OF
(THOUSANDS OF DOLLARS)                                1997   SALES  1996   SALES
-------------------------                            ------- ----- ------- -----
Stream International Holdings, Inc.................. 836,823  28%  795,633  26%
Merchandise Media................................... 553,727  19%  579,495  19%
Magazine Publishing Services........................ 530,605  18%  529,747  17%
Book Publishing Services............................ 353,165  12%  317,509  10%
Telecommunications.................................. 268,894   9%  313,216  10%
Financial Services.................................. 247,587   8%  202,393   6%
Global Commercial Print............................. 155,596   5%  157,107   5%
Metromail...........................................     --   --   125,522   4%
Other...............................................  33,838   1%   83,904   3%

                      CONSOLIDATED RESULTS OF OPERATIONS

  The company reported second quarter 1997 net income of $38 million, or $0.26 per share. In the previous year's second quarter, the company reported net income of $54 million, or $0.35 per share, reflecting a $48 million pre-tax restructuring charge recorded in the period ($24 million after taxes and a minority interest benefit) that was primarily related to the repositioning of Modus Media International, as well as a $44 million pre-tax gain ($26 million after taxes) related to the June 1996 initial public offering of shares of Metromail Corporation (Metromail). Excluding the restructuring charge and the Metromail gain, net income for the second quarter of 1996 totaled $52 million, or $0.34 per share. Second quarter 1997 net income declined 28%, and earnings per share declined 24%, from the comparable quarter in 1996, excluding the restructuring charge and the Metromail gain.

  For the first half of 1997, the company reported net income of $67 million, or $0.46 per share. In the previous year's first half, the company reported a net loss of $323 million, or $2.09 per share, reflecting the $512 million pre-tax restructuring charge ($411 million after taxes and a minority interest benefit) recorded in the first quarter of 1996, as well as the above-mentioned restructuring charge and Metromail gain recorded in the second quarter of 1996. Excluding the restructuring charges and the Metromail gain, net income for the first half of 1996 totaled $86 million, or $0.56 per share. First half net income declined 22%, and earnings per share declined 18%, from last year's first half, excluding the restructuring charges and the Metromail gain.

  The company's performance in the second quarter of 1997 was impacted by declines in the Telecommunications business unit due to volume and price reductions corresponding to contract renewals, increased losses in SIH due to declines in demand at Modus Media International and increased costs of operating SIH as three separate businesses. In addition, performance in the second quarter and first half of 1997 was impacted by higher expenses associated with the continued development of the company's logistics and fulfillment businesses and the startup of a short-run, four-color book printing facility in Roanoke, Virginia (Roanoke facility).

                             CONSOLIDATED NET SALES

  Net sales for the second quarter of 1997 decreased approximately $64 million, or 4%, to approximately $1.5 billion. The decline was primarily due to price and volume declines in Telecommunications (down approximately $32 million) and the company's deconsolidation of Metromail due to reduced ownership following the second quarter 1996 public offering (down $69 million). These declines were partially offset by increased revenues in most business units, particularly in Book Publishing Services and Financial Services.

  Net sales from foreign operations represented approximately $254 million, or 17% of total net sales, in the second quarter, down 6% from $269 million, or 17% of total net sales, in the year earlier quarter. The decline in foreign sales principally reflects the discontinuation of magazine and catalog printing in the United Kingdom and the worldwide repositioning of Modus Media International's foreign manufacturing operations, partially offset by increased volume in Global Commercial Print.

  Net sales for the first half decreased $124 million, or 4%, to approximately $3.0 billion. The decline was primarily due to: lower paper prices in the first quarter compared with the first quarter of 1996 (down approximately $50 million); price and volume declines in Telecommunications (down approximately $44 million); and the company's deconsolidation of Metromail (down $126 million). These declines were partially offset by increased revenues primarily in SIH, Financial Services and Book Publishing Services.

  Net sales from foreign operations represented approximately $503 million, or 17% of total net sales, in the first half, down 4% from $525 million, or 17% of total net sales, in the first half of 1996. The decline in foreign sales for the first half reflects the factors identified above for the second quarter.

                             CONSOLIDATED EXPENSES

  Gross profit declined 14% to $249 million and 9% to $483 million in the second quarter and first half of 1997, respectively, from the comparable 1996 periods. The declines reflect the company's reduced ownership of Metromail (down $32 million for the second quarter and $51 million for the first half), price and volume declines in Telecommunications, and higher expenses associated with the continued development of the company's logistics and fulfillment businesses and the startup of the Roanoke facility. In addition, the indirect costs of restructuring activities led to temporarily higher manufacturing costs in the company's gravure platform and in the United Kingdom during the periods. These declines were partially offset by manufacturing cost improvements in most business units.

  Selling and administrative expenses in the second quarter of 1997 declined 2% to $181 million, due to the company's reduced ownership of Metromail (down $21 million), partially offset by volume-related increases primarily in the Financial Services and Book Publishing Services business units. The ratio of selling and administrative expense to net sales, at 12%, was the same in both the second quarters of 1997 and 1996. Interest expense decreased approximately $2 million, due to lower average debt balances associated with improvements in operating working capital and the reduction of debt using a portion of the proceeds of the fourth quarter 1996 public offering of Donnelley Enterprise Solutions Incorporated (DESI). Other income in the second quarter 1997 decreased $35 million, primarily due to non-recurring events in the second quarter of 1996, including a $44 million gain on the June 1996 Metromail public offering and a $4 million minority interest benefit arising from SIH's portion of the second quarter restructuring charge. These non-recurring events were partially offset by 1997 gains on the sale of investments in the company's venture-capital portfolio.

  Selling and administrative expenses in the first half of 1997 declined 3% to $354 million, due to the company's reduced ownership of Metromail (down $39 million), partially offset by volume-related increases primarily in the Financial Services and Book Publishing Services business units. The ratio of selling and administrative expenses to net sales, at 12%, was the same in both the first half of 1997 and 1996. Interest expense decreased approximately $5 million, due to lower average debt balances associated with improvements in operating working capital and the reduction of debt using a portion of the proceeds of the public offering of DESI. Other income for the half decreased $54 million, primarily due to non-recurring events in the first half of 1996, including a $14 million gain on the sale of investments in the company's venture-capital portfolio, a $44 million gain on the June 1996 Metromail public offering and a $17 million minority interest benefit arising from SIH's portion of the restructuring charges. These non-recurring events were partially offset by a $6 million gain on the sale of the company's interest in a magazine distribution venture in the United Kingdom and gains on the sale of investments in the company's venture-capital portfolio.

                           SUMMARY OF EXPENSE TRENDS

SECOND QUARTER ENDED JUNE 30,                                         % INCREASE
(THOUSANDS OF DOLLARS)                             1997       1996    (DECREASE)
-----------------------------                   ---------- ---------- ----------
Cost of materials..............................   $707,045   $729,429     (3)%
Cost of manufacturing..........................    446,590    448,937     (1)%
Depreciation...................................     90,227     85,052      6%
Amortization...................................     11,660     15,634    (25)%
Selling and administrative.....................    181,079    184,792     (2)%
Net interest expense...........................     22,622     24,713     (8)%
FIRST HALF ENDED JUNE 30,                                             % INCREASE
(THOUSANDS OF DOLLARS)                             1997       1996    (DECREASE)
-------------------------                       ---------- ---------- ----------
Cost of materials.............................. $1,400,475 $1,461,235     (4)%
Cost of manufacturing..........................    904,917    902,643      3%
Depreciation...................................    171,844    176,608     (3)%
Amortization...................................     19,739     33,155    (40)%
Selling and administrative.....................    353,725    363,273     (3)%
Net interest expense...........................     45,182     49,796     (9)%

         RESULTS OF OPERATIONS OF PRINT-RELATED BUSINESSES AND OF SIH

 Print-Related Businesses

  Net sales for the company's print-related businesses (all consolidated business units other than SIH and excluding Metromail in 1996) in the second quarter of 1997 remained consistent with second quarter 1996 at $1.1 billion. Increased demand primarily in the Book Publishing Services and Financial Services business units was offset by price and volume declines in Telecommunications. Print-related businesses had operating income of $78 million, a 19% decline from the same quarter in 1996, excluding the restructuring charge. The decrease was attributable to higher expenses associated with the continued development of the company's logistics and fulfillment businesses, the startup of the Roanoke facility, and price and volume declines in Telecommunications.

  For the first half of 1997, net sales declined $40 million to $2.1 billion, primarily reflecting lower paper prices, in addition to the factors identified above. Operating income was $148 million, an 11% decline from the first half of 1996, excluding the 1996 restructuring charges. The decrease is attributable to the factors identified above.

 Stream International Holdings, Inc.

  Net sales for SIH in the second quarter of 1997 increased by $11 million, or 3%, to $415 million. SIH had an operating loss of approximately $10 million, an $8 million decline from the second quarter of 1996. The higher operating losses reflect declines in demand in Modus Media International, and the increased costs of operating SIH as three separate businesses.

  For the first half of 1997, net sales for SIH increased by $41 million, or 5%, to $837 million. For the first half SIH had an operating loss of $18 million, an $8 million decline from the first half of 1996. The higher operating loss is attributable to the factors identified above for the second quarter and an additional bad debt reserve recorded in the first quarter of 1997.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the first half of 1997, net cash flow provided by operating activities increased by $39 million, or 10%, to $416 million. The increase is primarily related to improvements in operating working capital.

  Operating working capital (defined as inventories, accounts receivable and prepaid expenses, minus accounts payable, accrued compensation and other accrued liabilities, including the restructuring reserve) decreased $160 million in the first half of 1997. The decrease is due primarily to lower inventory and accounts receivable, compared with a $145 million decrease during the first half of 1996. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth. Capital expenditures in the first half totaled $243 million, including purchases for the Roanoke facility and purchases related to revamping the company's gravure manufacturing platform. Full-year capital spending is expected to be between $450 million and $500 million.

  At June 30, 1997, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $100 million at June 30, 1997.

OTHER INFORMATION

  Metromail--On June 19, 1996, Metromail completed an initial public offering of its common stock, resulting in the company's interest in Metromail being reduced to approximately 38% and the company changing its method of accounting for Metromail from consolidation to the equity method. Under the equity method, the company recognizes in income its proportionate share of net income of Metromail. Metromail had net sales and operating earnings of $69 million and $11 million, respectively, in the second quarter of 1996 and $126 million and $12 million, respectively, in the first half of 1996.

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

  Restructurings--On March 28, 1996, the company announced a $512 million pre-tax charge to first quarter earnings ($411 million after taxes and a minority interest benefit) to restructure and realign its gravure operations in North America, reposition other businesses, and write down certain equipment, investments in non-core businesses and intangible assets. Approximately $195 million of the charge was related to the gravure platform realignment. Approximately $189 million was related to other manufacturing restructuring, including approximately $92 million to reposition SIH's worldwide operations. Additionally, the company wrote down approximately $128 million in equipment, intangibles and investments in non-core businesses, in accordance with SFAS 121.

  On July 25, 1996, the company announced a $48 million pre-tax restructuring charge ($24 million after taxes and a minority interest benefit) primarily to restructure SIH's software manufacturing, printing, kitting and fulfillment operations. The restructuring reflects changes in customer demand, which is shifting from disk-based media and printed materials to CD-ROM and other forms of electronic media, packaging and delivery.

  Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million and will be incurred through the first half of 1998 ($69 million of this amount has been paid through June 30, 1997). The remaining $383 million relates to non-cash items, mainly the write-down of fixed assets and goodwill.

  Human Resources and Plant Closings--As part of the first-half 1996 restructuring discussed above, the company has discontinued catalog and magazine printing operations in the United Kingdom, closed SIH's Crawfordsville, Ind., documentation printing and diskette replication operations, consolidated a stand-alone book bindery in Scranton, Pa., closed a book prepress operation in Barbados and closed a gravure-printing plant in Casa Grande, Ariz. In addition, as part of the first-half 1996 restructuring, the company announced plans to close a gravure-printing plant in Newton, N.C., which is expected to occur by the end of 1997.

  Subsequent to the second quarter, on July 7th, 1997, the company announced plans to close a fulfillment and distribution center in Crawfordsville, Ind. In addition, on July 23, 1997, the company announced plans to close CORIS, a content management software subsidiary in Willowbrook, Ill. Both closings are expected to occur by the end of 1997. Costs associated with the closings are not expected to have a material effect on the financial statements.

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

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago, Ill., alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of the termination. The company's position is that the proper ERISA class is limited to the former Chicago employees.

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

  Corporate-Owned Life Insurance--As a part of the Health Insurance Portability and Accountability Act enacted in August 1996, the income tax deduction for interest on loans from corporate-owned life insurance (COLI) policies is being phased out and then eliminated, effective in

1999. The company has used loans from COLI to finance certain employee benefits liabilities, and the loss of the interest deduction may cause the company's effective tax rate to rise as the deduction is phased out over the next few years.

  Share Repurchase--The company announced and completed the repurchase of $250 million of its common stock in 1996, which was in addition to its ordinary purchase of 1.8 million shares for issuance under various employee stock plans. The number of shares outstanding at June 30 1997, was 146 million, with an average outstanding number of shares for the half of 146 million. In the first half of 1996, the average outstanding number of shares was 154 million.

OUTLOOK

  The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most commercial print markets to suffer from overcapacity, leading to fierce competition. Competition is based largely on price, quality and servicing the special needs of customers.

  The company believes that demand for most product categories should continue to improve over comparable periods in 1996. This belief may be affected by a number of factors including: increased utilization of customer supplied paper, which creates difficult top-line comparisons without the corresponding impact on earnings; and movement toward increased versioning and target marketing, which favors shorter run counts that have traditionally been more cost effective on an offset platform. The company continues to evaluate these factors and position of its platform configuration to ensure that it responds to customer needs.

  Recent high stock valuations and market volatility have created uncertainty in the capital markets. The uncertainty has affected transaction flow, which may impact results in the Financial Services business unit. Moreover, a significant customer of the Telecommunications business unit has modified its production cycle to move work that has been traditionally produced in the fourth quarter into the first quarter of next year. In the short term, this action will affect revenue and earnings comparisons in the current year. In the long term, it should create manufacturing efficiencies as the work is moved to slower production periods.

  The company anticipates that because information systems are becoming increasingly important to the effective management of the company, increased spending will likely be necessary to update systems and ensure that the company effectively manages the transition to the year 2000.

  Over the past three years, the company has adopted the principles of Economic Value Added (EVA) as its primary financial framework. The objective of this system is to put in place a system of value-based metrics that measures periodic progress toward improved shareholder value creation. To enhance value, the company moved to improve its manufacturing efficiencies in 1996 by initiating the restructuring of its U.S. gravure printing platform; the closure of its commercial print operations in the United Kingdom; and integration of its Digital Division assets into other operations. These actions should generate sustainable cost savings in the long-run. During 1997, as the restructuring continues, operating efficiency will decline temporarily due to the movement of equipment, retraining of people and movement of printing among facilities. This short-term disruption will continue to occur through 1997, but should provide tangible benefits in future years.

   Over time, the application of the EVA financial framework to the company's decision-making process is likely to produce slower revenue growth, enhanced free cash flow, a stronger competitive position and improved return on invested capital.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On November 25, 1996, a purported class action was brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a purported class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company's Chicago, Ill. catalog operations, and violation of the Employee Retirement Income Security Act. These actions are described in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

    10(a)1995 Stock Incentive Plan, as amended*

    10(b)Donnelley Shares Stock Option Plan, as amended*

    27Financial Data Schedule
--------
*Management contract or compensatory plan or arrangement

  (b) No current Report on Form 8-K was filed during the second quarter of 1997.

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


Date __________________________