Form 10-Q
period 1997-09-30
DONNELLEY R R & SONS CO
filed 1997-10-28
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF SEPTEMBER 30, 1997                             145,867,433

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                                         PAGE
                                   INDEX                               NUMBER(S)
                                   -----                               ---------
      Condensed Consolidated Statements of Income (Unaudited) for the
       three and nine month periods ended September 30, 1997 and
       1996..........................................................        3
      Condensed Consolidated Balance Sheets as of September 30, 1997
       (Unaudited) and December 31, 1996.............................        4
      Condensed Consolidated Statements of Cash Flows (Unaudited) for
       the nine months ended September 30, 1997 and 1996.............        5
      Notes to Condensed Consolidated Financial Statements
       (Unaudited)...................................................      6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

      Comparison of Third Quarter and First Nine Months 1997 to 1996.     8-11
      Changes in Financial Condition.................................       12
      Other Information..............................................    12-13
      Outlook........................................................       14

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................  15
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................  15

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30                SEPTEMBER 30
                          --------------------------  --------------------------
                              1997          1996          1997          1996
                          ------------  ------------  ------------  ------------
Net sales...............  $  1,557,349  $  1,592,790  $  4,537,584  $  4,697,316
Cost of sales...........     1,257,461     1,309,608     3,754,436     3,883,249
                          ------------  ------------  ------------  ------------
Gross profit............       299,888       283,182       783,148       814,067
Selling and
 administrative
 expenses...............       174,426       157,419       528,151       520,692
Restructuring charges...           --            --            --        560,632
                          ------------  ------------  ------------  ------------
Earnings (loss) from
 operations.............       125,462       125,763       254,997      (267,257)
Other income (expense):
 Interest expense.......       (22,079)      (21,818)      (67,262)      (71,614)
 Gain on Metromail stock
 offering...............           --            --            --         44,158
 Other income
 (expense)--net.........         8,490         1,198        28,039        30,757
                          ------------  ------------  ------------  ------------
Earnings (loss) before
 income taxes...........       111,873       105,143       215,774      (263,956)
Provision (benefit) for
 income taxes...........        39,715        37,275        76,600        (9,182)
                          ------------  ------------  ------------  ------------
Net income (loss).......  $     72,158  $     67,868  $    139,174  $   (254,774)
                          ============  ============  ============  ============
Per common share:
  Net income (loss).....  $       0.49  $       0.45  $       0.95  $      (1.66)
                          ============  ============  ============  ============
  Cash dividends........  $       0.20  $       0.19  $       0.58  $       0.55
                          ============  ============  ============  ============
Average shares
 outstanding............   146,192,000   152,444,000   146,086,000   153,416,000
                          ============  ============  ============  ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (THOUSANDS OF DOLLARS)

                                   ASSETS
                                                         1997         1996
                                                      -----------  -----------
Cash and equivalents................................. $    66,462  $    31,142
Receivables, less allowance for doubtful accounts of
 $42,119 and $24,735 at September 30, 1997 and
 December 31, 1996, respectively.....................   1,145,852    1,324,252
Inventories..........................................     299,571      288,506
Prepaid expenses.....................................     117,653      108,957
                                                      -----------  -----------
  Total current assets...............................   1,629,538    1,752,857
                                                      -----------  -----------
Property, plant and equipment, at cost...............   4,452,690    4,289,101
Accumulated depreciation.............................  (2,485,486)  (2,344,374)
                                                      -----------  -----------
  Net property, plant and equipment..................   1,967,204    1,944,727
Goodwill and other intangibles--net..................     498,361      541,319
Other noncurrent assets..............................     662,526      610,101
                                                      -----------  -----------
  Total assets....................................... $ 4,757,629  $ 4,849,004
                                                      ===========  ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable..................................... $   459,551  $   487,914
Accrued compensation.................................     187,644      131,644
Short-term debt......................................      33,296       33,296
Current and deferred income taxes....................      81,884       56,163
Other accrued liabilities............................     342,729      438,530
                                                      -----------  -----------
  Total current liabilities..........................   1,105,104    1,147,547
                                                      -----------  -----------
Long-term debt.......................................   1,330,919    1,430,671
Deferred income taxes................................     251,908      253,850
Other noncurrent liabilities.........................     411,013      385,655
Shareholders' equity:
  Common stock, at stated value ($1.25 par value)....     320,962      320,962
  Retained earnings, net of cumulative translation
   adjustments of $36,550 and $26,580 at September
   30, 1997 and December 31, 1996, respectively......   1,523,941    1,486,215
  Unearned compensation..............................     (10,780)      (5,402)
  Reacquired common stock, at cost...................    (175,438)    (170,494)
                                                      -----------  -----------
      Total shareholders' equity.....................   1,658,685    1,631,281
                                                      -----------  -----------
      Total liabilities and shareholders' equity..... $ 4,757,629  $ 4,849,004
                                                      ===========  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30
                            (THOUSANDS OF DOLLARS)

                                                            1997       1996
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income (loss)...................................... $ 139,174  $(254,774)
  Restructuring charge, net of tax and minority interest.       --     435,380
  Depreciation...........................................   258,200    256,995
  Amortization...........................................    34,125     43,112
  Gain on Metromail stock offering.......................       --     (44,158)
  Gains on sales of assets...............................   (16,028)   (16,310)
  Net change in operating working capital................   117,481    118,882
  Net change in other assets and liabilities.............    20,132    (19,230)
  Other..................................................    (5,205)     2,488
                                                          ---------  ---------
Net cash provided by operating activities................   547,879    522,385
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................  (321,746)  (321,675)
  Proceeds from receivables from Metromail...............       --     248,510
  Other investments including acquisitions, net of cash
   acquired..............................................   (47,826)   (22,278)
  Dispositions of assets.................................    59,306     18,068
                                                          ---------  ---------
Net cash used for investing activities...................  (310,266)   (77,375)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net decrease in borrowings.............................   (99,751)  (246,603)
  Disposition of reacquired common stock.................    36,275     32,420
  Acquisition of common stock............................   (52,205)  (157,887)
  Cash dividends on common stock.........................   (85,871)   (84,597)
                                                          ---------  ---------
Net cash used for financing activities...................  (201,552)  (456,667)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..      (741)       102
                                                          ---------  ---------
Net increase (decrease) in cash and equivalents..........    35,320    (11,555)
                                                          ---------  ---------
Cash and equivalents at beginning of period..............    31,142     33,122
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  66,462  $  21,567
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

  Note 2. Components of the company's inventories at September 30, 1997 and December 31, 1996 were as follows:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Raw materials and manufacturing supplies.................... $150,934  $154,734
Work in process.............................................  228,740   183,248
Finished goods..............................................   26,439    34,325
Progress billings...........................................  (61,716)  (40,475)
LIFO reserve................................................  (44,826)  (43,326)
                                                             --------  --------
    Total inventories....................................... $299,571  $288,506
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
Cash flow data:
 Interest paid, net of capitalized interest................. $ 51,000  $ 54,927
 Income taxes paid.......................................... $ 46,233  $ 56,845

  Note 4. In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment, and the impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $561 million ($435 million after taxes and a minority interest benefit). Approximately $195 million of the charges related to the gravure platform realignment and approximately $233 million related to other manufacturing restructuring. Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million through 1998, of which $87 million was incurred prior to September 30, 1997. In addition, the company recognized the impairment of approximately $133 million in equipment, intangibles and investments in non-core businesses. The impairment loss was calculated based on the excess of the carrying amount of the assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimates of future cash flows generated by the asset.

  The following table presents the components of the company's restructuring reserves along with charges against these reserves from their establishment until September 30, 1997 (in thousands of dollars):

                                       WRITEDOWN OF
                                       PROPERTY AND
                           ORIGINAL    INVESTMENTS              RESTRUCTURING
                         RESTRUCTURING   TO FAIR      CASH      RESERVES AS OF
                           RESERVES       VALUE     PAYMENTS  SEPTEMBER 30, 1997
                         ------------- ------------ --------  ------------------
Restructuring loss on
 writedown of property,
 plant and equipment,
 and
 other assets...........   $250,731     $(250,731)  $    --        $   --
Restructuring
 expenditures to
 reposition
 operations and close
 facilities.............    176,960           --     (86,500)       90,460
Impairment loss on
 intangible assets and
 investments............    132,941      (132,941)       --            --
                           --------     ---------   --------       -------
    Total restructuring
     reserves...........   $560,632     $(383,672)  $(86,500)      $90,460
                           ========     =========   ========       =======

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

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago, Ill., alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. On August 14, 1997, the court denied plaintiffs' motion and ruled that the proper ERISA class is limited to the former Chicago employees. On September 4, 1997, plaintiffs filed a motion to reconsider the court's ruling.

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

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS 1997 TO 1996

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

  On October 21, 1997, the company announced a reorganization of its business structure. The new structure merges the previous sectors--Commercial Print Sector, Information Management Sector and Global Commercial Print Sector--into one central organization.

  The company is now organized into five business units: Merchandise Media (servicing catalog, retail advertising and direct mail markets), Magazine Publishing Services, Book Publishing Services, Telecommunications (servicing domestic and international telephone directory markets) and Financial Services.

  The company's operations in Europe and Latin America will continue to be managed on a geographic basis.

  In addition, the company owns approximately 80% of Stream International Holdings, Inc. (SIH), which includes Modus Media International (software replication, documentation and kitting and assembly), Corporate Software & Technology (licensing and fulfillment, customized documentation, license administration and user training) and Stream International (technical and help-line support). The business was formed in April 1995 by a merger of the company's Global Software Services business with Corporate Software Inc.

  On April 30, 1997, SIH announced that a registration statement had been filed with the Securities and Exchange Commission for the proposed initial public offering of the common shares of Stream International. Prior to the closing of the proposed offering, SIH would be reorganized such that the only business it conducts would be the outsource technical support business and will be named Stream International Inc. SIH's two other business units, Corporate Software & Technology and Modus Media International, would be spun off and the equity would be distributed to the current SIH stockholders. After completion of the reorganization and public offering, the company would own less than 50% of the outstanding shares of Stream International. It would account for its interest in Stream International and in the remaining businesses as investments. The planned offering of Stream International shares will be made only by means of a prospectus.

  Sales results by business unit for the third quarter and first nine months of 1997 and 1996 are presented below:

                   NET SALES BY BUSINESS UNIT--THIRD QUARTER

   THIRD QUARTER ENDED SEPTEMBER
   30,
   (THOUSANDS OF DOLLARS)              1997    % OF TOTAL    1996    % OF TOTAL
   -----------------------------    ---------- ---------- ---------- ----------
   Stream International Holdings,
    Inc............................ $  392,029    25.2%   $  382,604    24.0%
   Merchandise Media...............    323,130    20.7%      348,902    21.9%
   Magazine Publishing Services....    281,330    18.1%      273,874    17.2%
   Book Publishing Services........    215,219    13.8%      198,895    12.5%
   Telecommunications..............    146,320     9.4%      166,919    10.5%
   Financial Services..............    119,896     7.7%      103,033     6.5%
   Global Commercial Print.........     77,041     4.9%       85,326     5.4%
   Other...........................      2,384     0.2%       33,237     2.0%
                                    ----------   -----    ----------   -----
                                    $1,557,349   100.0%   $1,592,790   100.0%
                                    ==========   =====    ==========   =====

                   NET SALES BY BUSINESS UNIT--YEAR TO DATE

   NINE MONTHS ENDED SEPTEMBER 30,
   (THOUSANDS OF DOLLARS)               1997    % OF TOTAL    1996    % OF TOTAL
   -------------------------------   ---------- ---------- ---------- ----------
   Stream International Holdings,
    Inc............................  $1,228,852    27.1%   $1,178,238    25.0%
   Merchandise Media...............     876,856    19.3%      928,397    19.8%
   Magazine Publishing Services....     811,935    17.9%      803,621    17.1%
   Book Publishing Services........     590,308    13.0%      540,415    11.5%
   Telecommunications..............     415,214     9.2%      480,135    10.2%
   Financial Services..............     367,483     8.1%      305,426     6.5%
   Global Commercial Print.........     232,637     5.1%      242,432     5.2%
   Metromail Corporation...........         --      0.0%      125,522     2.7%
   Other...........................      14,299     0.3%       93,130     2.0%
                                     ----------   -----    ----------   -----
                                     $4,537,584   100.0%   $4,697,316   100.0%
                                     ==========   =====    ==========   =====

                      CONSOLIDATED RESULTS OF OPERATIONS

  The company reported third quarter 1997 net income of $72 million, a 6% increase from last year's third quarter. Earnings per share increased $0.04 to $0.49. Third quarter net sales of $1.6 billion were down 2% from the year-earlier quarter.

  Results for the 1997 quarter reflect the decision by Metromail Corporation, in which the company has a 38% ownership interest, to expense as in-process research and development $23 million pre-tax ($13.8 million after tax) of the purchase price of Saxe, Inc., which Metromail acquired in the third quarter. Excluding the effect of Metromail's write-down, third quarter earnings totaled $75 million, or $0.51 per share, a 13% increase in earnings per share from the previous year's quarter.

  For the first nine months of 1997, the company reported net income of $139 million, or $0.95 per share. In the previous year's nine-month period, the company reported a net loss of $255 million, or $1.66 per share, reflecting the $561 million in pre-tax restructuring charges ($435 million after taxes and a minority interest benefit), primarily to realign gravure operations in North America and to reposition SIH. These charges were partially offset by a $44 million pre-tax gain ($26 million after taxes) on the initial public offering of Metromail common shares. Excluding the restructuring charges and the Metromail gain, net income for the first nine months of 1996 totaled $154 million, or $1.01 per share.

  Year-to-date net income and earnings per share declined 10% and 6%, respectively, from last year's first nine months, excluding the restructuring charges and the Metromail gain. The company's performance in the first nine months of 1997 was impacted by higher expenses associated with the continued development of the company's logistics and fulfillment businesses and the startup of a short-run, four-color book printing facility in Roanoke, Virginia (Roanoke facility).

                            CONSOLIDATED NET SALES

  Net sales for the third quarter of 1997 decreased approximately $35 million, or 2%, to approximately $1.6 billion. The decline was principally due to decreases in the cost of materials (primarily paper) in Merchandise Media and Telecommunications and declines in Global Commercial Print due to the discontinuation of commercial printing in the United Kingdom. These declines were partially offset by increased volume in most business units.

  Net sales from foreign operations represented approximately $244 million, or 16% of total net sales in the third quarter, up 2% from $239 million, or 15% of total net sales in the year-earlier quarter.

  Net sales for the first nine months of 1997 decreased $160 million, or 3%, to approximately $4.5 billion. The decline was primarily due to the factors identified above, as well as price and volume declines in Telecommunications and the company's deconsolidation of Metromail as a result of reduced ownership following the second quarter 1996 public offering. These declines were partially offset by increased demand in most business units.

  Net sales from foreign operations represented approximately $747 million, or 17% of total net sales in the first nine months of 1997, down 2% from $765 million, or 16% of total net sales in the first nine months of 1996. The decline in foreign sales reflects the discontinuation of commercial printing in the United Kingdom and the worldwide repositioning of SIH's international operations.

                             CONSOLIDATED EXPENSES

  Cost of sales for the third quarter decreased $52 million, or 4%, to $1.3 billion primarily as a result of the material declines discussed above. Gross profit in the third quarter of 1997 increased 6% to $300 million.

  Cost of sales for the first nine months of 1997 decreased $129 million, or 3%, to $3.8 billion. Gross profit for the first nine months of 1997 declined 4% to $783 million due to the company's reduced ownership of Metromail, price and volume declines in Telecommunications and higher expenses associated with the development of the company's logistics and fulfillment businesses and the startup of the Roanoke facility. In addition, the indirect costs of restructuring activities led to temporarily higher manufacturing costs in the company's gravure platform and in the United Kingdom during the first half of the year. These declines were partially offset by manufacturing cost improvements in most business units.

  Selling and administrative expenses in the third quarter of 1997 increased 11% to $174 million, due to the volume increases in most business units and the increased cost of operating SIH as three separate businesses. Other income in the third quarter of 1997 increased $7 million due primarily to the decrease in cost of the company's corporate-owned life insurance program resulting from discontinuation of premium payments, as well as gains on the sale of investments in the company's venture-capital portfolio, partially offset by the impact of the writedown by Metromail discussed above.

  Selling and administrative expenses in the first nine months of 1997 increased 1% to $528 million, due to the factors identified above. Interest expense decreased approximately $4 million, due to lower average debt balances associated with improvements in operating working capital and the reduction of debt using a portion of the proceeds of the public offering of Donnelley Enterprise Solutions Incorporated (DESI). Other income for the first nine months of 1997 decreased $3 million, primarily due to non-recurring events in the first nine months of 1996, including a $14 million gain on the sale of investments in the company's venture-capital portfolio and a $17 million minority interest benefit arising from SIH's portion of the restructuring charges. These non-recurring events were offset by a $6 million gain on the sale of the company's interest in a magazine distribution venture in the United Kingdom, gains on the sale of investments in the company's venture-capital portfolio and the other factors identified above for the quarter.

                           SUMMARY OF EXPENSE TRENDS

   THIRD QUARTER ENDED SEPTEMBER
   30,                                                   % INCREASE
   (THOUSANDS OF DOLLARS)             1997       1996    (DECREASE)
   ----------------------          ---------- ---------- ---------- --- --- ---
   Cost of materials............   $  720,096 $  765,844    (6.0%)
   Cost of manufacturing........      436,623    453,420    (3.7%)
   Depreciation.................       86,356     80,387     7.4%
   Amortization.................       14,386      9,957    44.5%
   Selling and administrative...      174,426    157,419    10.8%
   Net interest expense.........       22,079     21,818     1.2%
   NINE MONTHS ENDED SEPTEMBER
   30,                                                   % INCREASE
   (THOUSANDS OF DOLLARS)             1997       1996    (DECREASE)
   ----------------------          ---------- ---------- ---------- --- --- ---
   Cost of materials............   $2,120,571 $2,227,079    (4.8%)
   Cost of manufacturing........    1,341,540  1,356,063    (1.1%)
   Depreciation.................      258,200    256,995     0.5%
   Amortization.................       34,125     43,112   (20.8%)
   Selling and administrative...      528,151    520,692     1.4%
   Net interest expense.........       67,262     71,614    (6.1%)

           RESULTS OF OPERATIONS OF PRINT-RELATED BUSINESSES AND SIH

 Print-Related Businesses

  Net sales for the company's print-related businesses (all consolidated business units other than SIH and excluding Metromail in 1996) in the third quarter of 1997 decreased $45 million to $1.2 billion. The decline was principally due to decreases in material costs (primarily paper) in Merchandise Media and Telecommunications and declines in Global Commercial Print due to the discontinuation of commercial printing in the United Kingdom. These declines were partially offset by increased demand in most business units. Print-related businesses had operating income of $133 million in the third quarter of 1997, a $1 million decrease from the third quarter of 1996.

  For the first nine months of 1997, net sales declined $85 million to $3.3 billion. The decline primarily reflects the factors identified above. Operating income for the first nine months of 1997 was $281 million, a 6% decline from the first nine months of 1996, excluding the 1996 restructuring charge. The decline is attributable to higher expenses associated with the development of the company's logistics and fulfillment businesses, the startup of the Roanoke facility, and price and volume declines in Telecommunications.

 SIH

  Net sales for SIH in the third quarter 1997 increased by $9 million, or 2%, to $392 million. SIH had an operating loss of approximately $8 million, a $1 million improvement over the third quarter of 1996.

  For the first nine months of 1997, net sales increased by $51 million, or 4%, to $1.2 billion. For the period, SIH had an operating loss of $26 million, a $7 million decline from the first nine months of 1996. The decline is attributable to the cost of operating SIH as three separate businesses and an additional bad debt reserve recorded in the first quarter of 1997.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the first nine months of 1997, net cash flow provided by operating activities increased by $25 million, or 5%, to $548 million. Reductions in operating working capital (defined as inventories, accounts receivable and prepaid expenses, minus accounts payable, accrued compensation and other accrued liabilities, including the restructuring reserve) provided cash of $117 million compared to $119 million for the first nine months of 1996. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth. Capital expenditures totaled $79 million and $322 million for the third quarter and first nine months of 1997, respectively, including purchases for the new short-run four-color book facility and purchases related to revamping the company's gravure manufacturing platform. Full-year capital spending is expected to be approximately $450 million.

  At September 30, 1997, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs. In addition, certain subsidiaries of the company had credit facilities with unused borrowing capacities totaling approximately $110 million at September 30, 1997.

OTHER INFORMATION

  Metromail--On June 19, 1996, Metromail completed an initial public offering of its common stock, resulting in the company's interest in Metromail being reduced to approximately 38% and the company changing its method of accounting for Metromail from consolidation to the equity method. Under the equity method, the company recognizes in income its proportionate share of net income of Metromail. Metromail had net sales and operating earnings of $126 million and $12 million, respectively, in the first half of 1996.

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

  Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $177 million and will be incurred through the first half of 1998 ($87 million of this amount has been paid through September 30, 1997). The remaining $383 million relates to non-cash items, mainly the write-down of fixed assets and goodwill.

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

  In July 1997, the company announced plans to close a fulfillment and distribution center in Crawfordsville, Ind. and plans to close Coris, a content-management software subsidiary in Willowbrook, Ill. Both closings, which may include the sale of certain assets, are expected to occur by the end of 1997. Costs associated with the closings are not expected to have a material effect on the company's financial results.

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

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago, Ill., alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of the termination. On August 14, 1997, the court denied plaintiffs' motion and ruled that the proper ERISA class is limited to the former Chicago employees. On September 4, 1997, plaintiffs filed a motion to reconsider the court's ruling.

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

  Share Repurchase--The company announced and completed the repurchase of $250 million of its common stock in 1996, which was in addition to its ordinary purchase of 1.8 million shares for issuance under various employee stock plans. The average number of outstanding shares was 146 million and 153 million in the first nine months of 1997 and 1996, respectively.

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

  The company believes that demand for most product categories should continue to improve. This belief may be affected by a number of factors including increased utilization of customer supplied paper, which creates difficult top-line comparisons without the corresponding impact on earnings; and movement toward increased versioning and target marketing, which favors shorter run counts that have traditionally been more cost effective on an offset platform. The trend provides challenges for the company, which include the availability of offset capacity in the last quarter of the year and utilization of existing gravure capacity. The company continues to evaluate these factors and position its platform configuration to ensure that it responds to customer needs.

  Within Book Publishing Services, one- and two-color trade books have shown some weakness, as publishers develop their fourth quarter manufacturing plans and attempt to adjust to the changing dynamics of the publishing industry. The company is beginning to see shifts in print orders as publishers attempt to reduce returns. This dynamic will lead to a lower growth rate in the fourth quarter than the company has experienced in the first nine months of the year and will continue to impact demand in the future.

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

  Over the past three years, the company has adopted the principles of Economic Value Added (EVA) as its primary financial framework. The objective of this system is to put in place a system of value-based metrics that measures periodic progress toward improved shareholder value creation. To enhance value, the company moved to improve its manufacturing efficiencies in 1996 by initiating the restructuring of its U.S. gravure printing platform; closing of its commercial print operations in the United Kingdom; and integrating of its Digital Division assets into other operations. These actions should generate sustainable cost savings in the long run. During 1997, as the restructuring continues, operating efficiency will decline temporarily due to the movement of equipment, retraining of people and movement of printing among facilities.

  Over time, the application of the EVA financial framework to the company's decision-making process is likely to produce slower revenue growth, enhanced free cash flow, a stronger competitive position and improved return on invested capital.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On November 25, 1996, a purported class action was brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a purported class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company's Chicago, Ill., catalog operations, and violation of the Employee Retirement Income Security Act. These actions are described in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

     3(ii)(a)  By-Laws
     3(ii)(b)  Amendment to By-Laws adopted September 25, 1997.
     27        Financial Data Schedule

--------
  (b) No current Report on Form 8-K was filed during the third quarter of 1997.

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

       October 28, 1997
Date __________________________