Form 10-K405
period 1997-12-31
DONNELLEY R R & SONS CO
filed 1998-03-04
CIK 29669

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

  AS OF JANUARY 30, 1998, 144,870,461 SHARES OF COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK (BASED ON THE CLOSING PRICE OF THESE SHARES ON THE NEW YORK STOCK EXCHANGE--COMPOSITE TRANS-ACTIONS ON JANUARY 30, 1998) HELD BY NONAFFILIATES WAS $5,102,941,328.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED FEBRUARY 18, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

    FORM 10-K
    ITEM NO.                          NAME OF ITEM                         PAGE
    ---------                         ------------                         ----
 Part I
    Item  1.   Business.................................................     3
    Item  2.   Properties...............................................     5
    Item  3.   Legal Proceedings........................................     5
    Item  4.   Submission of Matters to a Vote of Security Holders......     6
               Executive Officers of R. R. Donnelley & Sons Company.....     6
 Part II
    Item  5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.....................................     7
    Item  6.   Selected Financial Data..................................     7
    Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................     8
    Item  7A.  Quantative and Qualitative Disclosures about Market Risk.     8
    Item  8.   Financial Statements and Supplementary Data..............    15
    Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................    15
 Part III
    Item 10.   Directors and Executive Officers of the Registrant.......    15
    Item 11.   Executive Compensation...................................    15
    Item 12.   Security Ownership of Certain Beneficial Owners and
                Management..............................................    15
    Item 13.   Certain Relationships and Related Transactions...........    15
 Part IV
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K................................................    16
               Signatures...............................................    17
               Index to Financial Statements and Financial Statement
  Item 14(a).   Schedules...............................................   F-1
               Index to Exhibits........................................   E-1

                                    PART I

ITEM 1. BUSINESS

  R.R. Donnelley & Sons Company operates in a single industry segment as the largest commercial printer in North America. The company is a leading provider of printing and related services to the merchandising, magazine, book, directory and financial markets. The company applies its superior skills, scale and technology to deliver solutions that efficiently meet customers' strategic business needs. The company was founded in 1864 in Chicago by Richard Robert Donnelley, and its common stock has been publicly traded since 1956. Today, the company has approximately 26,000 employees in 19 countries on four continents.

  The United States print industry is a large, fragmented industry with more than 52,000 firms and over 1 million employees generating approximately $140 billion in revenue. The company has market-leading positions in five categories of the market served by its business units: Merchandise Media ($1.3 billion or 27% of 1997 consolidated net sales), which serves the catalog, retail insert and direct-mail markets; Magazine Publishing Services ($1.3 billion or 26% of 1997 consolidated net sales), which serves the consumer and the trade and specialty magazine markets; Book Publishing Services ($768 million or 16% of 1997 consolidated net sales), which serves the trade and educational book markets; Telecommunications ($789 million or 16% of 1997 consolidated net sales), which serves the domestic and international directory markets; and Financial Services ($498 million or 10% of 1997 consolidated net sales), which serves the communication needs of the capital markets and the mutual fund and healthcare industries. In addition to its domestic operations, the company has operations in Europe, Latin America and Asia.

  For most of 1997, the company owned approximately 80% of Stream International Holdings Inc. (SIH), which included three business units: Modus Media International (software replication, documentation, and kitting and assembly), Corporate Software & Technology (licensing and fulfillment, customized documentation, license administration and user training) and Stream International (technical and help-line support). SIH was formed in April 1995 by a merger of the company's Global Software Services business with Corporate Software Inc.

  In December 1997, SIH was reorganized into three separate businesses, and the company's interest was restructured such that the company now owns 87% of the common stock of Stream International Inc., 86% of the common stock of Corporate Software & Technology Holdings, Inc. (CS&T) and non-voting preferred stock of Modus Media International Holdings, Inc. (MMI). As a result of the restructuring and the company's intention to dispose of its interest in CS&T, the company has reported its interests in CS&T and MMI as discontinued operations and reclassified the prior years' consolidated financial results. The financial results of Stream International are reported in the consolidated results of the company's continuing operations.

  The commercial print marketplace continues to be competitive. Consolidation in the company's customer base and in the printing market has resulted in pressure on pricing and increased competition for market share. These industry trends are expected to continue. The company will manage these trends by capitalizing on its market-leading positions, by leveraging its capabilities and by controlling costs.

  A significant portion of the company's sales are made pursuant to term contracts with customers, with the remainder being made on a single-order basis. For some customers, the company prints and provides related services for several different publications under different contracts. The company's contracts with its larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. Such sales contracts generally provide for timely price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 5% or more of the company's sales in 1997. The company's dependence for sales from its ten largest customers has declined in the past ten years to approximately 22% of sales in 1997, from 27% of sales in 1987.

  In each of the fiscal years ended December 31, 1997, 1996 and 1995, international operations represented less than 9% of consolidated net sales, less than 4% of earnings from operations (excluding 1997 and 1996 restructuring charges) and approximately 10% of consolidated assets.

  The various phases of the commercial printing industry in which the company is involved are highly competitive. While the company has contracts with many of its customers as discussed above, there are numerous competing companies and renewal of such contracts is dependent, in part, on the ability of the company to continue to differentiate itself from the competition. Differentiation results, in part, from the company's broad range of value-added services, which include: conventional and digital preproduction, computerized printing, Selectronic(R) imaging and gathering, and sophisticated pool shipping and distribution services for printed products; information content repackaging into multiple formats, including print, magnetic and optical media; and graphic design and editorial services. Although the company believes it is the largest commercial printer in the United States, it estimates that its revenues represent approximately 6% of total sales in the commercial print industry. Although the company's plants are well located for the global, national or regional distribution of its products, competitors in some areas of the United States have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality as well as the range of available services.

  The primary raw materials used by the company are paper and ink. In 1997, the company spent approximately $1.9 billion on raw materials. The company is a large purchaser of paper and focuses to improve materials performance and total cost management for its customers and it believes this is a competitive advantage. The company negotiates with leading suppliers to maximize its purchasing efficiencies, but does not rely on any one supplier. The company has existing paper supply contracts (at prevailing market prices) to cover substantially all of the company's requirements through 1998; and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and the company believes that it will have adequate supplies in the future. Purchasing activity at both the local plant and corporate levels are coordinated to increase economies of scale.

  The company estimates that its capital expenditures in 1998 and 1999, to comply with federal, state and local provisions for environmental controls, as well as expenditures, if any, for the company's share of costs to clean hazardous waste sites that have received waste from the company, will not have a material effect upon its earnings or its competitive position.

  The company employed an average of approximately 25,800 persons in 1997 (26,000 persons at December 31, 1997), of whom more than 9,400 had been with the company for 10 to 24 years and more than 3,200 for 25 years or longer. As of December 31, 1997, the company employed approximately 25,000 people in the United States, approximately 800, or 3%, of whom were covered by collective bargaining agreements. In addition, the company employed approximately 1,000 people in its foreign operations, the majority of whom were covered by collective bargaining agreements, as is customary in those markets.

  Special Note Regarding Forward-Looking Statements. The company's Annual Report to Shareholders and this Form 10-K are among certain communications by the company that contain forward-looking statements, including statements regarding the company's financial position, results of operations, market position, product development and regulatory matters. In addition, when used in such communications, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the company's estimates, assumptions, projections and current expectations and are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of the company, including, without limitation, competition with other printers based on pricing and other factors, fluctuations in the cost of paper and other raw materials used by the company, changes in postal rates, seasonal fluctuations in overall demand for printing, changes in customer demand, changes in the advertising and printing markets, changes in capital market which affect demand for commercial printing, the financial condition of the company's customers, the general condition of the United States economy, changes in the rules and regulations to which the company is subject, including environmental regulation, and other factors set forth in this Form 10-K and other company communications generally. The company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. PROPERTIES

  The company's corporate office is located in a leased office building in Chicago, Illinois. As of December 31, 1997, the company and its subsidiaries operated 8 plants encompassing approximately 6.3 million square feet of manufacturing and warehouse space and constituting its gravure printing platform in the United States; 40 other U.S. facilities encompassing approximately 11.2 million square feet of manufacturing, operations and warehouse space; and 8 plants encompassing approximately 1.4 million square feet in Latin America, Europe and Asia. Of the total manufacturing and warehouse facilities, approximately 17.0 million square feet of space is owned by the company and its subsidiaries, while the remaining 1.9 million square feet of space is leased. In addition, the company has sales offices across the U.S., Latin America, Europe and Asia.

  The company has historically followed the practice of adding capacity to meet customer requirements, and has retained a substantial portion of its earnings for reinvestment in plant and equipment for this purpose. The company will continue to manage its assets in order to meet its customers' needs and growth objectives, while focusing on the generation of maximum value for its shareholders.

ITEM 3. LEGAL PROCEEDINGS

  On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the original complaint related to the closing by the company of its Chicago, Ill., catalog production operations begun in 1993. Other general claims relate to other company locations. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely and plaintiffs have filed a motion for class certification. Both motions are pending.

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago, Ill., alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. On August 14, 1997, the court denied plaintiffs' motion and certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

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

  In February 1998, the company entered into a Consent Agreement and Consent Order with the U.S. EPA, settling an administrative enforcement action which was filed against the company in January 1995 for alleged violations of the Resource Conservation and Recovery Act at its Warsaw, Ind., facility. The company agreed to pay $29,000 in civil penalties and to complete designated environmental projects by year end 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF R. R. DONNELLEY & SONS COMPANY

        NAME, AGE AND           OFFICER            BUSINESS EXPERIENCE DURING
POSITIONS WITH THE COMPANY(1)    SINCE                 PAST FIVE YEARS(2)
-----------------------------   -------            --------------------------
 William L. Davis                1997   Management responsibilities as Chairman of the
 54, Chairman                           Board and Chief Executive Officer. Prior
 of the Board and                       experience as Senior Executive Vice President of
 Chief Executive Officer(2)             Emerson Electric Company, manufacturer of
                                        electrical, electronic and related products.
 James R. Donnelley              1983   Management responsibilities as Vice Chairman of
 62, Director, Vice Chairman            the Board and for Corporate Communication,
 of the Board                           Community Relations and Government Affairs.
                                        Prior management responsibility for Corporate
                                        Development.
 Cheryl A. Francis               1995   Management responsibilities for Corporate
 44, Executive Vice President           Development, Investor Relations, Treasury,
 and Chief Financial Officer(2)         Financial Reporting and Accounting, Real Estate,
                                        Internal Audit and Taxes. Prior management
                                        responsibilities for Purchasing. Prior
                                        experience as Treasurer at FMC Corporation, a
                                        diversified manufacturer of chemicals and
                                        machinery.
 W. Ed Tyler                     1989   Management responsibilities for Manufacturing
 45, Executive Vice President           and Information Technologies and Environmental
 and Chief Technology Officer           Affairs. Prior management responsibilities for
                                        Financial Services, Telecommunications, Book
                                        Publishing Services, Global Software Services,
                                        R.R. Donnelley Europe, R.R. Donnelley Latin
                                        America and R.R. Donnelley Asia Operations;
                                        prior sales and manufacturing responsibility for
                                        Global Software Services.
 Jonathan P. Ward                1991   Management responsibilities for Merchandise Me-
 43, President and                      dia, Magazine Publishing Services, Telecommuni-
 Chief Operating Officer                cations, Financial Services, Book Publishing
                                        Services, Worldwide Procurement, Donnelley Lo-
                                        gistic Services and International Operations.
                                        Prior sales and manufacturing responsibility for
                                        Merchandise Media and Financial Services.

--------
(1) Each officer named is a member of the company's Office of the Chairman.

(2) Each officer named has carried on his principal occupation and employment in the company for more than five years with the exception of William L. Davis and Cheryl A. Francis as noted in the table above.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

  As of January 30, 1998, there were 10,498 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 1997, is contained in the chart below:

                                                      COMMON STOCK PRICES
                                                --------------------------------
                                     DIVIDENDS
                                       PAID           1997            1996
                                    ----------- ---------------- ---------------
                                    1997  1996    HIGH     LOW    HIGH     LOW
                                    ----- ----- -------- ------- ------- -------
First Quarter...................... $0.19 $0.18 $36 7/8  $29 5/8 $39 5/8 $34 1/2
Second Quarter.....................  0.19  0.18  39 3/4   32 5/8  37 1/2  34 1/8
Third Quarter......................  0.20  0.19  41 1/16  34 3/8  35 1/8  30 1/4
Fourth Quarter.....................  0.20  0.19  37 5/8   32 5/8  34 1/8  29 5/8
Full Year..........................  0.78  0.74  41 1/16  29 5/8  39 5/8  29 5/8

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                       (NOT COVERED BY AUDITORS' REPORT)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                          YEAR ENDED DECEMBER 31
                          --------------------------------------------------------
                             1997        1996        1995       1994       1993
                          ----------  ----------  ---------- ---------- ----------
INCOME STATEMENT DATA:
Net sales...............  $4,850,033  $5,033,185  $5,049,597 $4,213,060 $3,861,160
Income (loss) from
 continuing operations*.     206,525     (71,483)    275,952    249,327     89,353
Loss on disposal of
 discontinued
 operations.............     (60,000)        --          --         --         --
(Loss) income from
 discontinued
 operations.............     (15,894)    (86,142)     22,841     19,276     20,067
Net income (loss)*......     130,631    (157,625)    298,793    268,603    109,420
PER COMMON SHARE:
Income (loss) from
 continuing operations*.        1.42       (0.47)       1.80       1.62       0.58
Loss on disposal of
 discontinued
 operations.............       (0.41)        --          --         --         --
(Loss) income from
 discontinued
 operations.............       (0.11)      (0.57)       0.15       0.13       0.13
Net income (loss)*......        0.90       (1.04)       1.95       1.75       0.71
Dividends...............        0.78        0.74        0.68       0.60       0.54
                                               DECEMBER 31
                          --------------------------------------------------------
                             1997        1996        1995       1994       1993
                          ----------  ----------  ---------- ---------- ----------
BALANCE SHEET DATA:
Total assets............  $4,134,166  $4,443,828  $5,030,680 $4,318,787 $3,678,100
Noncurrent liabilities..   1,730,047   2,044,818   2,012,635  1,669,984  1,120,382

--------
* Net income in 1997 includes a $70.7 million restructuring and impairment charge ($42.4 million after-tax, or $0.29 per share). Net income in 1996 includes restructuring charges of $441.7 million ($374.4 million after taxes and a minority interest benefit, or $2.47 per share) and gains from partial divestitures of two subsidiaries of $80.0 million ($48.0 million after-tax, or $0.32 per share). Net income in 1993 includes the following one-time items: a restructuring charge primarily related to the closure of the company's Chicago facility ($60.8 million after-tax, or $0.39 per share), a deferred income tax charge ($6.2 million, or $0.04 per share) and the cumulative effect of accounting changes ($69.5 million after-tax, or $0.45 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

  Highlights--In conjunction with the company's 1997 restructuring of its ownership in SIH, the company reported its interests in CS&T and MMI as discontinued operations and recorded an after-tax provision of $60 million, to adjust the carrying cost of the businesses to their estimated net realizable value.

  1997 net income was $131 million, or $0.90 per basic share, compared with a 1996 net loss of $158 million, or $1.04 per basic share. 1997 net income included a $71 million pre-tax impairment and restructuring charge ($42 million after-tax), the $60 million after-tax provision to adjust the carrying cost of discontinued operations and a $16 million after-tax loss from discontinued operations.

  The 1996 net loss included the effect of two restructuring charges totaling $442 million ($374 million after taxes and minority interest), $80 million in gains ($48 million after-tax) resulting from the partial divestitures of Metromail Corporation and Donnelley Enterprise Solutions Incorporated (DESI) and an $86 million after-tax loss from discontinued operations. Excluding the charges and gains, earnings from continuing operations were $249 million, or $1.71 per share in 1997, compared with 1996 net income from continuing operations of $255 million, or $1.68 per share. Net sales from continuing operations were $4.9 billion, down 4% from 1996.

  In the fourth quarter of 1997, the company lost $9 million, reflecting the impairment and restructuring charges and the provision to adjust the carrying value of discontinued operations discussed above, compared with 1996 earnings of $97 million, which included a $36 million pre-tax gain ($22 million after-tax) on the partial divestiture of DESI. Excluding the charges and gains, earnings from continuing operations were $88 million, a $4 million increase from 1996's fourth quarter, and earnings per share increased by $0.03, to $0.60.

  In 1996, the company earned $230 million, or $1.51 per share, excluding the restructuring charges and gains discussed above, compared with 1995 net income of $299 million, or $1.95 per share. 1996 earnings from continuing operations, net of restructuring charges and gains, were $255 million, or $1.68 per share, compared with 1995 net income from continuing operations of $276 million, or $1.80 per share. Net sales from continuing operations were $5 billion in 1996 and 1995.

  In the fourth quarter, excluding the gain from the partial divestiture of DESI, the company earned $76 million, down 21% from 1995's fourth quarter, and earnings per share declined to $0.51 cents.

REVENUE

  Net sales for 1997 declined 4%, to $4.9 billion. Decreases in the cost of materials (primarily paper; see discussion of materials below), declines in international revenue due to the discontinuation of commercial printing in the United Kingdom ($59 million), and the deconsolidation of Metromail and DESI due to the company's reduced ownership ($206 million) following the 1996 public offerings, offset revenue gains in most business units of approximately 4%, net of the impact of paper.

  Driving the revenue increases in 1997 were increased advertising pages in magazines, high consumer confidence resulting in increased demand for catalogs and retail inserts, the adoption cycle for textbooks and the strength of the capital markets.

  Net sales for 1996 were unchanged from 1995 at $5 billion. The impact of decreased paper prices ($293 million) and the partial divestiture of Metromail ($122 million) offset increases in volume, principally in Telecommunications and Financial Services.

EXPENSES

  Gross profit for 1997 declined 2%, to $951 million. The decline was due to the company's reduced ownership in Metromail and DESI ($70 million), price and volume declines in Telecommunications, and expenses associated with developing the company's logistics and fulfillment businesses and starting up a short-run, four-color book printing facility in Roanoke, Va. In addition, the indirect costs of restructuring activities led to temporarily higher manufacturing costs in the company's gravure platform and in the United Kingdom during the first half of the year. These increased costs were partially offset by manufacturing cost improvements in most business units.

  Gross profit as a percentage of net sales improved to 19.6% in 1997, compared with 19.3% in 1996. The improvement was due primarily to declines in the cost of paper supplied to customers.

  Gross profit for 1996 declined 4%, to $971 million, reflecting lower by-product paper recovery ($60 million) and the company's reduced ownership of Metromail ($49 million), partially offset by increased volume in Financial Services and a lower LIFO inventory provision ($15 million). Gross profit as a percentage of net sales was 19.3% in 1996, compared with 20.0% in 1995.

  The company spent $1.9 billion, $2.1 billion and $2.2 billion on raw materials in 1997, 1996 and 1995, respectively. The primary raw materials used by the company are paper and ink. Because the price of paper is volatile, in periods of rising prices, the company's revenues increase, and in periods of falling prices, revenues decline. Paper used in the printing process is either purchased by the company or supplied by the customer. Customer-supplied paper is not reflected in the company's revenue or in the cost of sales. The cost of paper purchased for customer use is recovered as a pass-through cost, at a margin that is lower than the margin earned for printing and related services.

  In 1997, the average cost of paper for grades used in manufacturing (coated No. 5, uncoated supercalendered and uncoated white directory, among others) increased between 5% and 10% per short ton over 1996 prices. However, a larger portion of paper was supplied directly by the company's customers, causing an overall decline in the materials component of the cost of sales.

  Short-ton prices on paper grades used by the company declined between 5% and 20% in 1996. In 1995, the average cost of paper grades used rose between 20% and 40% from 1994 short-ton prices. The dramatic swing in price depressed customer demand for the company's services in 1996 (primarily in its catalog and magazine businesses).

  The company's results are affected by the price of scrap (by-product) paper, which it sells. In 1997, the company began to record income from the sales of by-products as a recovery of the cost of materials, and reclassified prior-years' financial results to more accurately reflect the impact of by-products on operations. In 1997, by-products recovery declined by $1 million from 1996. In 1996, by-products recovery declined by $60 million, due to the return to normal price levels following substantial increase in the price of by-products experienced during the first half of 1995.

  Selling and administrative expenses in 1997 declined 1%, to $511 million. Declines due to the deconsolidation of Metromail and DESI were partially offset by volume-related increases in most business units. The ratio of selling and administrative expenses to net sales increased to 10.5% from 10.3% in 1996.

  In 1996, selling and administrative expenses increased 4% to $518 million, primarily due to volume-related expenses in Financial Services, partially offset by the deconsolidation of Metromail. The ratio of selling and administrative expenses to net sales increased to 10.3% from 9.9% in 1995.

NONOPERATING ITEMS

  Net interest expense for 1997 declined 5%, to $91 million, due to lower average debt balances associated with improvements in balance-sheet management, resulting in lower working capital and capital investments. In 1996, net interest expense declined 13%, to $95 million, reflecting lower average interest rates and lower average debt balances.

  Other income for 1997 increased $9 million, to $26 million. The increase is due to lower corporate-owned life insurance (COLI) expense, partially offset by lower gains on the sale of investments in the company's venture capital portfolio and the decision by Metromail, in which the company has a 37% ownership interest, to expense as in-process research and development $23 million pre-tax ($14 million after-tax) of the purchase price of Saxe, Inc., which Metromail acquired in the third quarter. This charge resulted in a $5 million reduction in the equity earnings reported by the company during 1997.

  Other income for 1996 increased by $23 million, primarily due to a $13 million increase in gains on the sale of investments, mainly in the company's venture capital portfolio.

EVENTS AFFECTING COMPARABILITY

  Restructuring/Impairment Charges--On December 16, 1997, the company announced a $71 million pre-tax restructuring and impairment charge to cover the cessation of activities no longer aligned with the company's strategic focus, including the development of certain manufacturing information systems, the pending sale of its Coris content-management software subsidiary, the shutdown of its book fulfillment operations and the closing of a development office in Singapore. Cash outlays associated with this charge are expected to total approximately $18 million, of which $1 million was incurred in 1997.

  During 1996, the company recorded two restructuring charges to continuing operations, totaling $442 million ($374 million after taxes and minority interest benefit), to restructure various operations and write down certain impaired assets, including equipment, intangibles and investments in non-core businesses. Approximately $195 million of the charges were related to the restructuring and realignment of gravure operations in North America, including the costs of closing facilities in Newton, N.C., and Casa Grande, Ariz. Approximately $122 million was related to other manufacturing restructuring, including: the discontinuation of catalog and magazine printing in the United Kingdom, leading to the consolidation of two facilities into a single directory printing facility; the discontinuation of book prepress operations in Barbados; and the consolidation of a stand-alone book bindery in Scranton, Pa., into an existing facility. The charges include $125 million in write-downs of equipment, intangibles and investments in non-core businesses in accordance with SFAS 121, Accounting for Impairment of Long-Lived Assets. Pre-tax cash outlays associated with the 1996 restructuring and realignment charges are expected to be $110 million (approximately $71 million of this amount has been paid through December 31, 1997). The remaining $39 million is expected to be incurred in 1998.

  Divestitures--On June 19, 1996, Metromail completed an initial public offering of its common stock. As a result of the offering, the company's interest in Metromail was reduced to approximately 38% (37% as of December 31, 1997). The transaction resulted in a pre-tax gain of approximately $44 million ($26 million after-tax). Metromail had net sales and operating earnings of $126 million and $13 million, respectively, through the date of the public offering. In 1995, Metromail had net sales and operating earnings of $247 million and $36 million, respectively. As a result of the initial public offering, the company received $250 million in proceeds that were used to repurchase its shares.

  On November 4, 1996, DESI completed an initial public offering of its common stock. As a result of the offering, the company's interest in DESI was reduced to approximately 43%. The transaction resulted in a pre-tax gain of $36 million ($22 million after-tax). DESI's net sales and operating earnings were not material to the consolidated results of the company.

  Prior to the initial public offerings, the company accounted for Metromail and DESI under the consolidation method. Following these offerings, the company accounts for them under the equity method. Under the equity method, the company recognizes its proportionate share of any income or loss from both entities.

  COLI--In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. The company has used COLI to fund employee benefits for several years and expects the company's effective tax rate to rise over the next two years.

  The Internal Revenue Service (IRS) has disallowed the interest deductions claimed by other corporate taxpayers that have COLI programs similar to the company's. Although the IRS has not taken an official position regarding the COLI program of the company, it is expected that it will disallow the company's past interest deduction. However, the company would challenge such a position and would expect to resolve the issue in a manner that does not materially impact its financial position and results of operations.

  Share Repurchases--In January 1998, the board of directors authorized a program to repurchase up to $500 million of the company's common stock in privately negotiated or open-market transactions over an 18-month period. The program will include shares purchased for issuance under various stock option plans.

  In 1997, the company purchased approximately 2.3 million shares for issuance under various stock option plans. The number of shares outstanding at December 31, 1997, was 145 million, with an average outstanding number of shares for the year of 146 million.

  In 1996, the company announced and completed the repurchase of $250 million, or 7.7 million shares of its common stock, which was in addition to the company's ordinary purchases of approximately 2.3 million shares for issuance under various stock option plans. The number of shares outstanding at December 31, 1996, was 146 million, with an average outstanding number of shares for the year of 152 million. In 1995, the average outstanding number of shares was 153 million.

EARNINGS FROM CONTINUING OPERATIONS

  Net income from continuing operations for 1997 was $1.42 per share, including the effects of the restructuring and impairment charge taken in the fourth quarter. Excluding the charge, the company earned $249 million, or $1.71 per share, compared with 1996 net income from continuing operations of $255 million (excluding restructuring charges and divestiture gains discussed below), or $1.68 per share.

  In 1996, the net loss from continuing operations was $71 million, or $0.47 per share, including the effects of restructuring charges, as well as the gains resulting from the partial divestitures of Metromail and DESI. Excluding the restructuring charges and the gains, the company earned $255 million from continuing operations, or $1.68 per share, compared with 1995 net income from continuing operations of $276 million, or $1.80 per share.

DISCONTINUED OPERATIONS

  The operating results of MMI and CS&T are reported as discontinued operations in conjunction with the restructuring of the company's ownership interest in SIH, discussed above. The net assets of CS&T were included in net assets of discontinued operations as of December 31, 1997 and 1996. The non-voting preferred stock in MMI was included in other noncurrent assets as of December 31, 1997; the net assets of MMI were reclassified to net assets of discontinued operations for periods prior to December 1997.

  After-tax losses from discontinued operations in 1997 were $76 million, or $0.52 per share, including the effects of a $60 million after-tax provision to adjust the carrying value of the businesses to their estimated net realizable value. Excluding the provision, losses from discontinued operations were $16 million, or $0.11 per share, compared with a 1996 net loss from continuing operations of $25 million (net of restructuring charges), or $0.17 per share. The improvement reflects increased volume in both the MMI and CS&T businesses and an improved cost structure due to the restructuring activities initiated in 1996, offset by the increased cost of managing the businesses as separate entities.

  In 1996, losses from discontinued operations were $86 million, or $0.57 per share, including the effects of two restructuring charges. In March 1996, an $86 million pre-tax charge ($44 million after taxes and a minority interest benefit) was recorded to reposition the worldwide operations of MMI and CS&T, including the closing of a plant in Wetherby, England, as well as MMI's Crawfordsville, Ind., documentation printing and diskette replication operations. In July 1996, an additional $33 million pre-tax charge ($17 million after taxes and a minority interest benefit) was taken to further restructure MMI's operations. Excluding the restructuring charges, losses from discontinued operations in 1996 were $25 million, or $0.17 per share, compared with 1995 net income from discontinued operations of $23 million, or $0.15 per share.

  The 1997 fourth-quarter net income (excluding the provision to adjust the carrying value of the businesses) from discontinued operations was $6 million, or $0.04 per share, compared with the 1996 fourth-quarter net loss from discontinued operations of $8 million, or $0.06 per share.

CASH FLOW

  Operating Activities--The company's main source of liquidity is cash from operating activities. In 1997, cash provided from operating activities was $742 million, a 31% increase from 1996. The increase was principally due to favorable changes in working capital, which provided cash of $117 million in 1997, versus using cash of $20 million in 1996.

  The decrease in working capital in 1997 was a result of increased focus throughout the organization. The net cash conversion cycle (days sales outstanding plus days inventory on hand minus days purchases outstanding) decreased by four days to 43 days.

  In 1996, cash provided by operating activities was $568 million, a 38% increase from 1995. The improvement was primarily due to favorable changes in working capital, which used only $20 million of cash in 1996 versus $195 million in 1995.

  Investing Activities--The principal recurring investing activities for the company are capital expenditures to restructure and improve the productivity of operations and to expand in specific markets. In 1997, capital expenditures totaled $360 million, an $11 million decline from 1996. Expenditures included $114 million for the restructuring of the gravure platform and $45 million for the Roanoke facility. In 1996, capital expenditures were $371 million, a $66 million decline from 1995. In 1998, the company currently expects to spend between $325 million and $350 million, including capital expenditures associated with the company's Year 2000 compliance effort.

  During 1997 and 1996, the company initiated activities to sell operations and assets no longer aligned with its strategic priorities. In 1997, the company generated $51 million from these actions, including $21 million from the sale of the company's interests in three European joint ventures and $13 million from the disposition of interests from the company's venture capital portfolio.

  In 1996, the company generated $249 million and $52 million from transactions related to its partial disposition of its ownership in Metromail and DESI, respectively, and an additional $32 million from other dispositions.

  Financing Activities--Financing activities include net borrowings, share repurchases and dividend payments. The company's net borrowings declined by $226 million and $160 million in 1997 and 1996, respectively, and increased by $196 million in 1995. The decline in 1997 was a result of strong working capital management, lower capital spending and cash generated from the disposition of assets no longer aligned with the company's strategic priorities.

  Commercial paper is the company's primary source of short-term financing. On December 31, 1997, the company had $258 million outstanding in commercial paper borrowings. In addition, at December 31, 1997 and 1996, the company had an unused revolving credit facility of $550 million with a number of banks. This facility provides support for the issuance of commercial paper and other credit needs. Management believes the company's cash flow and borrowing capacity are sufficient to fund its operations.

  Net cash used to purchase common stock for treasury, primarily to cover options granted to employees, was $36 million in 1997. In 1996, $274 million net cash was used to repurchase shares.

  Dividends to shareholders totaled $115 million, $113 million and $104 million in 1997, 1996 and 1995, respectively.

FINANCIAL CONDITION

  The financial position of the company is strong, as evidenced by the December 31, 1997, balance sheet. The company's total assets are $4.1 billion, a $310 million decline from 1996, due to the increased focus on managing working capital and reducing capital expenditures, as well as the disposition of assets no longer aligned with the strategic focus of the organization. 1997 average invested capital (total debt and equity, computed on a 12-month average) was $3 billion, a $258 million decline from 1996. Increased earnings from continuing operations (net of impairment and restructuring charges and one-time gains) in conjunction with decreased invested capital have contributed to a 180-basis point improvement in return on invested capital to 11.4%.

  At year-end 1997, the total debt-to-capital ratio decreased to 43%, from 47% at year-end 1996, and the overall debt-to-total-market-value of the company declined to 22% from 27%. Over longer periods of time, the goal of the company is to manage the ratio within a range of 20% to 25%.

OTHER INFORMATION

  Human Resources--As of December 31, 1997, the company employed approximately 26,000 people worldwide in its continuing operations. Of that number, approximately 96% were employed in the United States, approximately 3% of whom are covered by collective bargaining agreements. Of the total, the company employed approximately 1,000 people in its foreign operations, the majority of whom were covered by collective bargaining agreements, as is customary in those markets.

  From 1996 to 1997, the number of domestic employees in continuing operations decreased by 8%. Despite this decline, minority representation increased as a percentage of total employees by 1%, to 14%, and increased as a percentage of managers and professionals by 2%, to 11%. Females represent 31% of total employees and 32% of managers and professionals. Minorities represent 16% of the female workforce and 13% of female managers and professionals.

  Technology--The company remains a technology leader, investing not only in print-related technologies, such as computer-to-plate and digital printing, but also in areas such as distribution of content and images over the Internet. Technology is applied to enhance customers' products across the entire manufacturing process. The company's recent investments have been focused on a digital infrastructure to support the movement of work from customers' desktops across the company's manufacturing process, enabling output in multiple media. The company is focused on investing in technologies that contribute to its financial performance and help it deliver products, services and solutions its competitors cannot easily duplicate.

  Process control and information systems are becoming increasingly important to the effective management of the company. Increased spending on new systems and updating of existing systems will be necessary. In the near term, these efforts will be focused on ensuring that processes and systems are Year 2000 compliant, and the company will defer other infrastructure and systems initiatives that would support continuous productivity improvements and enhanced service capabilities until after the company is Year 2000 compliant.

  The Year 2000 compliance issues stem from the computer industry's practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as systems such as building security and heating.

  The company's effort to address Year 2000 compliance issues is under way. The effort consists of evaluating internal computing infrastructure, business applications and shop-floor systems for Year 2000 compliance and replacing or renovating systems and applications as necessary to assure such compliance. This effort will be completed by mid-1999. In addition, the company will evaluate compliance by external companies and systems that interact with those of the company, and test to ensure all systems work together. Company employees, assisted by the expertise of external consultants where necessary, staff the Year 2000 compliance effort.

  Management believes currently that the cost of the Year 2000 initiative is not a material issue that would cause reported financial information not to be indicative of future operating results or financial condition.

  Litigation--On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog production operations begun in 1993. Other general claims relate to other company locations. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely and plaintiffs have filed a motion for class certification. Both motions are pending.

  On December 18, 1995, a purported class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. On October 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. On August 14, 1997, the court denied plaintiffs' motion and certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

  Both pending cases relate at least in part to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations, has a number of valid defenses to all of the claims made and is vigorously defending its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of either pending case.

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

  Outlook--The commercial printing business in North America (the company's primary geographic market) is highly competitive in most product categories and geographic regions. Industry analysts consider most of the commercial printing markets to suffer from overcapacity, and competition, therefore, is fierce. Competition is based largely on price, quality and servicing the special needs of customers.

  The company is a large consumer of paper, acquired for customers and by customers. The cost and supply of certain paper grades consumed in the manufacturing process will continue to affect the company's financial results. However, management currently does not foresee any disruptive conditions affecting prices and supply of paper in 1998.

  Postal costs are a significant component of the cost structure of the customers of the company. Changes anticipated in postal rates in 1998, however, are expected to be manageable for most key customer segments, and favorable U.S. Postal Service financial performance could possibly delay the implementation of any new rates beyond 1998.

  Additionally, proposed changes to the Postal Service's legislative charter also could affect the postal communication and commerce environment. While the proposed legislative changes are controversial, aspects of the proposal could strengthen the company's position as a postal intermediary. Even in the absence of legislative reform, the company's ability to improve the cost efficiency of mail processing and distribution will enhance its positioning in the postal business marketplace.

  In addition to paper and postage costs, consumer confidence and economic growth are key drivers of print demand. Most experts expect continued strength in the domestic economy; however, a significant change in the economic outlook could affect demand for the company's products, particularly in the financial printing market.

  Management believes the company's competitive strengths--including its comprehensive service offerings, depth of customer relationships, technology leadership, management experience and economies of scale--should result in profitable growth throughout the next year and well into the future.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, since approximately 70% of the company's debt is at fixed interest rates, the company's exposure to interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated financial statements of the company as a whole, although the company occasionally enters into financial instruments to hedge what exposure to foreign exchange rate changes it may have. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and officers of the company is contained on pages 2-6 and 8 of the company's definitive Proxy Statement dated February 18, 1998, and is incorporated herein by reference. See also the list of the company's executive officers and related information under "Executive Officers of R. R. Donnelley & Sons Company" at the end of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation for the year ended December 31, 1997, and, with respect to certain of such information, prior years, is contained on pages 8-16 of the company's definitive Proxy Statement dated February 18, 1998, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the beneficial ownership of the company's common stock is contained on pages 6-8 of the company's definitive Proxy Statement dated February 18, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements
    The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.
  2. Financial Statement Schedule
    The financial statement schedule listed in the accompanying index (page F-1) to the financial statements is filed as part of this annual report.
  3. Exhibits
    The exhibits listed on the accompanying index to exhibits (pages E-1 through E-2) are filed as part of this annual report.
(b)Reports on Form 8-K
    A Current Report on Form 8-K was filed on December 15, 1997, and included Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits." An amendment to such Current Report on Form 8-K/A was filed on February 18, 1998.
(c)Exhibits
    The exhibits listed on the accompanying index (Pages E-1 through E-2) are filed as part of this annual report.
(d)Financial Statements omitted--
    Separate financial statements of the parent company have been omitted since it is primarily an operating company and the minority interest and indebtedness to persons other than the parent of the subsidiaries included in the consolidated financial statements are less than 5% of total consolidated assets.

    Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 4TH DAY OF MARCH, 1998.

                                          R. R. DONNELLEY & SONS COMPANY

                                                  /s/ Peter F. Murphy
                                          By __________________________________
                                                      Peter F. Murphy,
                                               Vice President and Controller

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 4TH DAY OF MARCH, 1998.

         SIGNATURE AND TITLE                       SIGNATURE AND TITLE


      /s/ William L. Davis                      /s/ Thomas S. Johnson
-------------------------------------     -------------------------------------
          William L. Davis                          Thomas S. Johnson
      Chairman of the Board and                         Director
  Chief Executive Officer, Director

    (Principal Executive Officer)                /s/ George A. Lorch
                                          -------------------------------------

      /s/ Cheryl A. Francis                          George A. Lorch
-------------------------------------                   Director
          Cheryl A. Francis

    Executive Vice President and               /s/ M. Bernard Puckett
       Chief Financial Officer            -------------------------------------
    (Principal Financial Officer)                  M. Bernard Puckett
                                                        Director


       /s/ Peter F. Murphy
-------------------------------------          /s/ William D. Sanders
           Peter F. Murphy                -------------------------------------
    Vice President and Controller                  William D. Sanders
   (Principal Accounting Officer)                       Director


    /s/ Martha Layne Collins                   /s/ Oliver R. Sockwell
-------------------------------------     -------------------------------------
        Martha Layne Collins                       Oliver R. Sockwell
              Director                                  Director


     /s/ James R. Donnelley                      /s/ Bide L. Thomas
-------------------------------------     -------------------------------------
         James R. Donnelley                          Bide L. Thomas
              Director                                  Director


   /s/ Charles C. Haffner III                    /s/ Stephen M. Wolf
-------------------------------------     -------------------------------------
       Charles C. Haffner III                        Stephen M. Wolf
              Director                                  Director

     /s/ Judith H. Hamilton
-------------------------------------
         Judith H. Hamilton
              Director

ITEM 14(A). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         PAGE(S)
                                                                         -------
Consolidated Statements of Income for each of the three years ended
 December 31, 1997.....................................................    F-2
Consolidated Balance Sheets at December 31, 1997 and 1996..............    F-3
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1997.....................................................    F-4
Consolidated Statements of Shareholders' Equity for each of the three
 years ended December 31, 1997.........................................    F-5
Notes to Consolidated Financial Statements.............................    F-6
Report of Independent Public Accountants...............................   F-18
Unaudited Interim Financial Information................................   F-19
Report of Independent Public Accountants on Financial Statement
 Schedule..............................................................   F-20
Financial Statement Schedule
  II--Valuation and Qualifying Accounts................................   F-21

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                              THOUSANDS OF DOLLARS

                                                 YEAR ENDED DECEMBER 31
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Net sales.................................  $4,850,033  $5,033,185  $5,049,597
Cost of sales.............................   3,899,428   4,062,259   4,037,525
                                            ----------  ----------  ----------
Gross profit..............................     950,605     970,926   1,012,072
Selling and administrative expenses.......     511,115     518,288     497,402
Restructuring and impairment charges......      70,702     441,709         --
                                            ----------  ----------  ----------
Earnings from operations..................     368,788      10,929     514,670
Other income (expense):
  Interest expense........................     (90,765)    (95,482)   (109,759)
  Gain on stock offerings of subsidiaries.         --       80,041         --
  Other, net..............................      25,742      16,821      (5,871)
                                            ----------  ----------  ----------
Earnings from continuing operations before
 income taxes.............................     303,765      12,309     399,040
Income taxes..............................      97,240      83,792     123,088
                                            ----------  ----------  ----------
Income (loss) from continuing operations..     206,525     (71,483)    275,952
Loss on disposal of discontinued
 operations, net of income taxes..........     (60,000)        --          --
(Loss) income from discontinued
 operations, net of income taxes..........     (15,894)    (86,142)     22,841
                                            ----------  ----------  ----------
    Net Income (Loss).....................  $  130,631  $ (157,625) $  298,793
                                            ==========  ==========  ==========
Income (Loss) from Continuing Operations
 per Share of Common Stock
  Basic...................................  $     1.42  $    (0.47) $     1.80
  Diluted.................................        1.40       (0.47)       1.77
Net Income (Loss) per Share of Common
 Stock
  Basic...................................  $     0.90  $    (1.04) $     1.95
  Diluted.................................        0.89       (1.04)       1.92


          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                              THOUSANDS OF DOLLARS

                                                             DECEMBER 31
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Assets
  Cash and equivalents................................. $   47,814  $   21,317
  Receivables, less allowances for doubtful accounts of
   $16,259 in 1997 and $14,205 in 1996.................    814,664     919,042
  Inventories..........................................    201,402     197,905
  Prepaid expenses.....................................     82,691      87,807
                                                        ----------  ----------
    Total Current Assets...............................  1,146,571   1,226,071
  Net property, plant and equipment, at cost, less
   accumulated depreciation of $2,426,649 in 1997 and
   $2,228,378 in 1996..................................  1,788,116   1,836,620
  Goodwill and other intangibles, net of accumulated
   amortization of $149,782 in 1997 and $108,194 in
   1996................................................    385,512     436,306
  Other noncurrent assets..............................    659,260     558,698
  Net assets of discontinued operations................    154,707     386,133
                                                        ----------  ----------
    Total Assets....................................... $4,134,166  $4,443,828
                                                        ==========  ==========
Liabilities
  Accounts payable..................................... $  291,666  $  285,416
  Accrued compensation.................................    152,235     121,889
  Short-term debt......................................     45,000      33,296
  Current and deferred income taxes....................     58,888      53,766
  Other accrued liabilities............................    264,833     273,362
                                                        ----------  ----------
    Total Current Liabilities..........................    812,622     767,729
                                                        ----------  ----------
  Long-term debt.......................................  1,153,226   1,430,671
  Deferred income taxes................................    229,538     256,819
  Other noncurrent liabilities.........................    347,283     357,328
                                                        ----------  ----------
    Total Noncurrent Liabilities.......................  1,730,047   2,044,818
                                                        ----------  ----------
Shareholders' Equity
  Common stock at stated value ($1.25 par value)
   Authorized shares: 500,000,000; Issued: 150,889,050
   in 1997 and 1996....................................    320,962     320,962
  Retained earnings, net of cumulative translation
   adjustments of $45,782 in 1997 and $26,580 in 1996..  1,482,624   1,486,215
  Unearned compensation................................     (9,414)     (5,402)
  Reacquired common stock, at cost.....................   (202,675)   (170,494)
                                                        ----------  ----------
    Total Shareholders' Equity.........................  1,591,497   1,631,281
                                                        ----------  ----------
    Total Liabilities and Shareholders' Equity......... $4,134,166  $4,443,828
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              THOUSANDS OF DOLLARS

                                                  YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
Cash flows provided by (used for) operating
 activities:
  Net income (loss)........................... $ 130,631  $(157,625) $ 298,793
  Loss (income) from discontinued operations,
   net of income taxes........................    15,894     86,142    (22,841)
  Loss on disposal of discontinued operations,
   net of income taxes........................    60,000        --         --
  Restructuring and impairment charges, net of
   tax and minority interest..................    42,421    374,449        --
  Depreciation................................   327,770    316,290    298,879
  Amortization................................    42,675     43,205     57,798
  Gain on stock offerings of subsidiaries.....       --     (80,041)       --
  Gain on sale of assets......................   (16,028)   (17,758)       --
  Net change in operating working capital.....   117,386    (20,355)  (194,784)
  Net change in other assets and liabilities..    27,508     36,516    (21,080)
  Other.......................................    (6,019)   (12,856)    (5,813)
                                               ---------  ---------  ---------
    Net Cash Provided by Operating Activities.   742,238    567,967    410,952
                                               ---------  ---------  ---------
Cash flows provided by (used for) investing
 activities:
  Capital expenditures........................  (360,195)  (370,906)  (436,730)
  Proceeds from collection of advances to
   affiliates.................................       --     277,013        --
  Proceeds from sale of DESI shares...........       --      23,492        --
  Other investments, including acquisitions,
   net of cash acquired.......................   (47,526)   (24,165)   (68,216)
  Disposition of assets.......................    51,276     31,563        --
                                               ---------  ---------  ---------
    Net Cash Used for Investing Activities....  (356,445)   (63,003)  (504,946)
                                               ---------  ---------  ---------
Cash flows provided by (used for) financing
 activities:
  Net (decrease) increase in borrowings.......  (225,967)  (160,329)   195,637
  Disposition of reacquired common stock......    45,762     53,058     45,597
  Acquisition of common stock.................   (82,041)  (327,130)   (34,429)
  Cash dividends paid.........................  (114,934)  (112,645)  (104,364)
                                               ---------  ---------  ---------
    Net Cash (Used for) Provided by Financing
     Activities...............................  (377,180)  (547,046)   102,441
                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and
 equivalents..................................      (775)      (395)      (230)
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and
 Equivalents from Continuing Operations.......     7,838    (42,477)     8,217
Net Increase (Decrease) in Cash from
 Discontinued Operations......................    18,659     41,551    (11,680)
Cash and Equivalents at Beginning of Year.....    21,317     22,243     25,706
                                               ---------  ---------  ---------
Cash and Equivalents at End of Year........... $  47,814  $  21,317  $  22,243
                                               =========  =========  =========

  Changes in operating working capital, net of acquisitions and divestitures:

                                                 1997       1996       1995
                                               ---------  ---------  ---------
Decrease (increase) in assets:
  Receivables--net............................ $ 103,077  $ 149,048  $(249,372)
  Inventories--net............................    (3,496)    42,919    (20,429)
  Prepaid expenses............................     5,116    (78,086)    18,659
Increase (decrease) in liabilities:
  Accounts payable............................     6,249    (81,477)    52,147
  Accrued compensation........................    30,347     17,606     12,562
  Other accrued liabilities...................   (23,907)   (70,365)    (8,351)
                                               ---------  ---------  ---------
    Net Change in Operating Working Capital... $ 117,386  $ (20,355) $(194,784)
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              THOUSANDS OF DOLLARS

                                                      REACQUIRED          UNEARNED
                              COMMON STOCK           COMMON STOCK       COMPENSATION
                          ---------------------  ---------------------   RESTRICTED   RETAINED
                            SHARES      AMOUNT     SHARES     AMOUNT       STOCK      EARNINGS     TOTAL
                          -----------  --------  ----------  ---------  ------------ ----------  ----------
Balance at December 31,
 1994...................  158,608,800  $330,612  (5,523,482) $(155,020)   $   --     $1,802,777  $1,978,369
Net income..............                                                                298,793     298,793
Treasury stock
 purchases..............                           (996,464)   (34,429)                             (34,429)
Cash dividends..........                                                               (104,364)   (104,364)
Cost of common shares
 issued under stock
 programs...............                          1,863,685     47,206     (9,297)        7,688      45,597
Translation adjustments.                                                                (10,796)    (10,796)
                          -----------  --------  ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1995...................  158,608,800   330,612  (4,656,261)  (142,243)    (9,297)    1,994,098   2,173,170
Net loss................                                                               (157,625)   (157,625)
Treasury stock
 purchases..............                         (2,333,691)   (77,131)                             (77,131)
Cash dividends..........                                                               (112,645)   (112,645)
Cost of common shares
 issued under stock
 programs...............                          1,654,697     48,880      3,895           283      53,058
Cost of common shares
 retired under
 repurchase plan........   (7,719,750)   (9,650)                                       (240,349)   (249,999)
Translation adjustments.                                                                  2,453       2,453
                          -----------  --------  ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1996...................  150,889,050   320,962  (5,335,255)  (170,494)    (5,402)    1,486,215   1,631,281
Net income..............                                                                130,631     130,631
Treasury stock
 purchases..............                         (2,293,757)   (82,041)                             (82,041)
Cash dividends..........                                                               (114,934)   (114,934)
Cost of common shares
 issued under stock
 programs...............                          1,857,792     49,860     (4,012)          (86)     45,762
Translation adjustments.                                                                (19,202)    (19,202)
                          -----------  --------  ----------  ---------    -------    ----------  ----------
Balance at December 31,
 1997...................  150,889,050  $320,962  (5,771,220) $(202,675)   $(9,414)   $1,482,624  $1,591,497
                          ===========  ========  ==========  =========    =======    ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation--The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income (loss) of consolidated subsidiaries ($6 million of expense, $2 million of income and $5 million of expense in 1997, 1996 and 1995, respectively) are included in other expense on the Consolidated Statements of Income. Intercompany items and transactions are eliminated in consolidation. The company held investments in unconsolidated affiliates of $275 million and $218 million at Dec. 31, 1997 and 1996, respectively.

  Nature of Operations--The company provides a wide variety of print and print-related services and products for specific customers, virtually always under contract. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases and sells the paper.

  Cash and Equivalents--The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventories--Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 80% and 84% of the inventories at Dec. 31, 1997 and 1996, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

  Foreign Currency Translation--Gains and losses arising from the translation of the company's international subsidiaries' financial statements are reflected in retained earnings.

  Capitalization, Depreciation and Amortization--Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method based on useful lives of 15 to 33 years for buildings and 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls are capitalized as reductions to accumulated depreciation. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. Goodwill ($145 million and $147 million, net of accumulated amortization, at Dec. 31, 1997 and 1996, respectively) is amortized over periods ranging from 10 to 40 years. Other intangibles represent primarily the cost of acquiring print contracts and volume guarantees and are amortized over the periods in which benefits will be realized.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and of the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DISCONTINUED OPERATIONS

  Effective April 1, 1995, the company merged its Global Software Services business (GSS) with Corporate Software Inc. (CSI) and formed Stream International Holdings Inc. (SIH), a software manufacturer, distributor and technical-support organization. From the date of the merger through Dec. 15, 1997, the company owned

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES approximately 80% of the capital stock of SIH. The remaining 20% was owned by the former owners of CSI and management.

  During 1996, SIH reorganized into three independent businesses: Stream International, which provides outsource technical support services; Corporate Software & Technology (CS&T), a software distribution company; and Modus Media International (MMI), a global manufacturing and fulfillment business. CS&T and MMI comprise the majority of the company's investment and net income in SIH.

  On Dec. 15, 1997, SIH's businesses became separate companies and the company's ownership interest in SIH was restructured. The company converted its equity and debt positions in Stream International into 87% of the common stock of that business. Additionally, the company converted its equity and debt positions in CS&T into 86% of the common stock of CS&T and sold its equity and debt positions in MMI for non-voting preferred stock of MMI. The disposition of the company's interest in CS&T will be effected through the sale of the business, which is planned to occur during 1998.

  In connection with the planned disposition of CS&T and the restructuring of the company's interest in MMI, the company has reported its interests in CS&T and MMI as discontinued operations. The net assets of CS&T were included in net assets of discontinued operations, as of Dec. 31, 1997. The non-voting preferred stock in MMI was included in other noncurrent assets as of Dec. 31, 1997; and the net assets of MMI were reclassified to net assets of discontinued operations for periods prior to December 1997. Additionally, the company recorded a fourth-quarter 1997 charge for the loss on disposal of discontinued operations of $60 million ($40 million net of taxes) to adjust the carrying cost of these businesses to their estimated net realizable values.

  Summary financial information of discontinued operations was as follows:

                                                 1997        1996        1995
                                              ----------  ----------  ----------
                                                    THOUSANDS OF DOLLARS
      Net sales.............................. $1,546,211  $1,526,369  $1,363,616
      (Loss) income before income taxes......    (22,216)   (122,789)     40,492
      (Loss) Income..........................    (15,894)    (86,142)     22,841
      Net current assets..................... $   44,269  $  146,968
      Net noncurrent assets..................    110,438     239,165
                                              ----------  ----------
      Total Net Assets....................... $  154,707  $  386,133
                                              ==========  ==========

  As part of the restructuring program announced in the first half of 1996, the company recorded pre-tax charges of $119 million ($61 million after-tax) for discontinued operations. The charges primarily related to the repositioning of MMI and CS&T's worldwide operations and the restructuring of its software manufacturing, printing, kitting and fulfillment operations.

  The SIH merger, which was effective April 1, 1995, was accounted for using the purchase method. Accordingly, amounts assigned in the net assets of discontinued operations to the assets and liabilities of CS&T were based on their estimated fair market values. The cost in excess of net assets acquired of $109 million is being amortized on a straight-line basis over 15 years. No gain or loss was recognized on the merger, as the book value of GSS approximated its fair market value on the date of the transaction.

  Liabilities incurred and assumed in connection with acquisitions totaled $387 million for the year ended Dec. 31, 1995.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

DIVESTITURES

  On June 19, 1996, Metromail Corporation (the company's previously wholly-owned subsidiary, which is a leading provider of market-oriented consumer information and reference services) completed an initial public offering of
13.8 million shares of its common stock at $20.50 per share. As a result of the offering, the company's interest in Metromail was reduced to approximately 38% (37% as of Dec. 31, 1997). Approximately $250 million of the proceeds from the completed offering were used by Metromail to retire certain indebtedness owed to the company. The company in turn used the payment from Metromail to pay down debt and for general corporate purposes. The transaction resulted in a pre-tax gain for the company of $44 million and a tax provision of $18 million. As a result of this transaction, the company changed its method of accounting for Metromail from consolidation to the equity method, effective July 1, 1996. Under the equity method, the company recognizes in income its proportionate share of the net income of Metromail. Metromail's 1996 net sales and operating earnings were $126 million and $13 million, respectively, through the date of the initial public offering. Metromail had net sales and operating earnings of $247 million and $36 million, respectively, in 1995.

  On Nov. 4, 1996, Donnelley Enterprise Solutions Incorporated (DESI), formerly a wholly-owned subsidiary of the company and a single-source provider of integrated information-management services to professional service organizations, completed an initial public offering of 2.9 million shares of its common stock at $25.00 per share, of which 1.0 million were offered by the company. As a result of the offering, the company's interest in DESI was reduced to approximately 43%. The company received approximately $52 million from the net proceeds of the shares sold and from repayment of amounts owed by DESI, which was used for general corporate purposes. The transaction resulted in a pre-tax gain of $36 million, or $22 million after taxes. As a result of this transaction, the company changed its method of accounting for DESI from consolidation to the equity method, effective Nov. 1, 1996. DESI's net sales and operating earnings were not material to the consolidated operating results or financial condition of the company.

RESTRUCTURING AND IMPAIRMENT CHARGES

  In December 1997, the company provided for the impairment of assets and restructuring costs related to the elimination of activities that no longer support the company's strategic focus. These included the development of certain manufacturing systems, the pending sale of Coris, the company's content-management software subsidiary and the shutdown of book fulfillment operations in Crawfordsville, Ind. These actions resulted in pre-tax charges of $71 million ($42 million after taxes). Pre-tax cash outlays associated with the charges are expected to total approximately $18 million, of which $1 million was incurred in 1997. The remaining $17 million is expected to be incurred in 1998.

  In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment and the impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $442 million ($374 million after taxes and a minority interest benefit). Approximately $195 million of the charges were related to its gravure platform realignment and approximately $122 million were related to other manufacturing restructuring. The charges also included $125 million in write-downs of equipment, intangibles and investments in non-core businesses. Pre-tax cash outlays associated with the restructuring and realignment charges are expected to total approximately $110 million, of which $71 million was incurred through 1997 and the remaining $39 million will be incurred in 1998.

  Impairment losses were calculated based on the excess of the carrying amount of assets over the asset's fair values. The fair value of an asset is generally determined as the discounted estimate of future cash flows generated by the asset.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The following table presents the components of the company's restructuring reserves along with charges against these reserves, from their establishment until Dec. 31, 1997:

                                        WRITE-DOWN OF           RESTRUCTURING
                             INITIAL    PROPERTY AND            RESERVES AS OF
                          RESTRUCTURING  INVESTMENTS    CASH     DECEMBER 31,
                            RESERVES    TO FAIR VALUE PAYMENTS       1997
                          ------------- ------------- --------  --------------
                                         THOUSANDS OF DOLLARS
Restructuring loss on
 write-down of property,
 plant and equipment, and
 other assets............   $220,323      $(220,323)  $    --      $   --
Restructuring
 expenditures to
 reposition operations
 and close facilities....    127,922            --     (72,055)     55,867
Impairment loss on
 intangible assets and
 investments.............    164,166       (164,166)       --          --
                            --------      ---------   --------     -------
    Total Restructuring
     Reserves............   $512,411      $(384,489)  $(72,055)    $55,867
                            ========      =========   ========     =======

INVENTORIES

  The components of the company's inventories were as follows:

                                                                DECEMBER 31
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                               THOUSANDS OF
                                                                  DOLLARS
      Raw materials and manufacturing supplies.............. $123,280  $128,445
      Work in process.......................................  153,142   153,451
      Finished goods........................................    1,047       155
      Progress billings.....................................  (31,715)  (40,132)
      LIFO reserve..........................................  (44,352)  (44,014)
                                                             --------  --------
          Total............................................. $201,402  $197,905
                                                             ========  ========

  The company's cost of sales was increased by LIFO provisions of $0.6 million in 1997 and $7.7 million in 1995, and decreased by $7.5 million in 1996. In the third quarter of 1995, the company changed from the double-extension method of valuing LIFO inventories to the external-index method. The company believes that this change will result in a better measurement of operating results by properly reflecting the effect of productivity improvements in the company's cost of sales. Because the cumulative effect of this change on periods prior to 1995 cannot be determined, the impact has been reflected in 1995 operations. This accounting change was adopted effective Jan. 1, 1995. Net income for 1995 was approximately $22 million ($0.15 per basic share) higher than it would have been had the change not been made.

PROPERTY, PLANT AND EQUIPMENT

  The following table summarizes the components of property, plant and equipment (at cost):

                                                                DECEMBER 31
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                                                           THOUSANDS OF DOLLARS
      Land................................................ $   33,755 $   34,032
      Buildings...........................................    634,114    584,734
      Machinery and equipment.............................  3,546,896  3,446,232
                                                           ---------- ----------
          Total........................................... $4,214,765 $4,064,998
                                                           ========== ==========

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

COMMITMENTS AND CONTINGENCIES

  As of Dec. 31, 1997, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $161 million. Of this total, $73 million has been contractually committed. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

  The company has operating lease commitments totaling $281 million extending through various periods to 2009. The lease commitments total $42 million for 1998, range from $26 million to $35 million in each of the years 1999-2002 and total $117 million for years 2003 and thereafter.

  The company is not exposed to significant accounts receivable credit risk, due to the diversity of industry classification, distribution channels and geographic location of its customers.

  On Nov. 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of all current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog production operations in 1993. Other general claims relate to other company locations. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely and plaintiffs have filed a motion for class certification. Both motions are pending.

  On Dec. 18, 1995, a purported class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations. The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. On Oct. 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. On Aug. 14, 1997, the court denied plaintiff's motion and certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

  Both pending cases relate at least in part to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations, has a number of valid defenses to all of the claims made and is vigorously defending its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of either pending case.

  In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company. The company also has future commitments totaling $54 million to invest in various affordable housing limited partnerships that provide cumulative annual tax benefits and credits in amounts greater than the investments.

RETIREMENT BENEFIT PLAN

  The company's restated Retirement Benefit Plan (the Plan) is a non-contributory defined benefit plan. Substantially all U.S. employees age 21 or older are covered by the Plan. Normal retirement age is 65, but reduced early retirement benefits are paid to fully vested participants at or after age 55. As required, the company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES conjunction with this method, the company amortizes deferred gains and losses (using the corridor method) and prior service costs over the average remaining service life of its active employee population. In addition, a transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation as of Jan. 1, 1987) is amortized over 19 years. For tax and funding purposes, the entry age normal actuarial cost method is used.

  Net pension credits included in operating results for the Plan were:

                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                   THOUSANDS OF DOLLARS
Service cost.................................. $  31,886  $  32,619  $  23,393
Interest cost on the projected benefit
 obligation...................................    61,337     58,121     54,524
Actual return on Plan assets..................  (233,509)  (169,301)  (217,662)
Amortization of excess Plan net assets at
 adoption of SFAS 87 and deferrals--net.......   119,546     63,332    120,698
                                               ---------  ---------  ---------
    Net Pension Credit........................ $ (20,740) $ (15,229) $ (19,047)
                                               =========  =========  =========

  The actuarial computations that derived the above amounts assumed a discount rate on projected benefit obligations of 7.0% (7.5% at Dec. 31, 1996, and 7.25% at Dec. 31, 1995), an expected long-term rate of return on Plan assets of 9.5% and annual salary increases averaging 4% for 1997, 1996 and 1995.

  Plan assets include primarily government and corporate debt securities and marketable equity securities, and, to a lesser extent, commingled funds and a group annuity contract purchased from a life insurance company. The funded status and prepaid pension cost (included in other noncurrent assets on the accompanying Consolidated Balance Sheets) are as follows:

                                                              DECEMBER 31
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
                                                         THOUSANDS OF DOLLARS
Fair value of Plan assets..............................  $1,421,849  $1,238,315
Actuarial present value of benefit obligations:
  Vested...............................................    853, 986     743,133
  Non-vested...........................................      10,022      10,389
                                                         ----------  ----------
Total accumulated benefit obligations..................     864,008     753,522
Additional amounts related to projected wage increases.      86,215      84,483
                                                         ----------  ----------
Projected benefit obligations for services rendered to
 date..................................................     950,223     838,005
                                                         ----------  ----------
Excess of Plan assets over projected benefit
 obligations...........................................     471,626     400,310
Unrecognized net deferrals.............................    (169,654)   (109,228)
Unrecognized net excess Plan assets to be amortized
 through the year 2005.................................     (78,798)    (88,648)
                                                         ----------  ----------
Prepaid Pension Costs..................................  $  223,174  $  202,434
                                                         ==========  ==========

  In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

OTHER RETIREMENT BENEFITS

  In addition to pension benefits, the company provides certain healthcare and life insurance benefits for retired employees. Substantially all of the company's regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years continuous service at

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES retirement. The company funds a portion of the liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in life insurance covering some of the company's employees.

  The net (credit) expense for postretirement benefits during 1997, 1996 and 1995 included the following components:

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                     THOUSANDS OF DOLLARS
Service cost..................................... $  8,585  $  8,626  $  9,492
Interest cost on the projected benefit
 obligations.....................................   16,010    14,712    17,319
Actual return on assets..........................  (43,094)  (28,676)  (34,626)
Deferrals--net...................................   18,326     1,247    16,503
                                                  --------  --------  --------
Net Post-retirement (Credit) Cost................ $   (173) $ (4,091) $  8,688
                                                  ========  ========  ========

  The liability (included in Other Noncurrent Liabilities on the accompanying Consolidated Balance Sheets) for post-retirement benefits, net of the partial funding, is as follows:

                               DECEMBER 31
                            ------------------
                              1997      1996
                            --------  --------
                              THOUSANDS OF
                                 DOLLARS
Actuarial present value of
 benefit obligations:
  Retirees................  $141,807  $139,341
  Fully eligible active
   Plan participants......    45,019    38,819
  Other active Plan
   participants...........    46,611    42,810
                            --------  --------
Total Accumulated Benefit
 Obligations..............   233,437   220,970
Fair value of Plan assets.  (262,813) (219,719)
Unrecognized net
 deferrals................    68,588    52,155
                            --------  --------
Excess of Accumulated
 Benefit Obligations Over
 Plan Assets..............  $ 39,212  $ 53,406
                            ========  ========

  The actuarial computations to determine the accumulated post-retirement benefit obligation assumed a discount rate of 7.0% (7.5% at Dec. 31, 1996), an expected long-term rate of return on plan assets of 9.0% and a health-care cost trend rate of 7.8% initially, declining gradually to 5.0% in 2008 and thereafter. The medical cost trend assumed can have a significant effect on the amounts reported. A one percentage point increase in the assumed healthcare cost trend rate would increase the 1997 post-retirement benefit expense (service cost and interest cost) by $0.5 million and the accumulated post-retirement benefit obligation as of Dec. 31, 1997, by $6.1 million.

INCOME TAXES

  Cash payments for income taxes were $60 million, $76 million and $98 million in 1997, 1996 and 1995, respectively. The components of income tax expense for the years ending Dec. 31, 1997, 1996 and 1995, were as follows:

                                                        1997    1996      1995
                                                       ------- -------  --------
                                                         THOUSANDS OF DOLLARS
Federal
  Current............................................. $66,609 $84,340  $ 85,225
  Deferred............................................  14,725  (6,664)   16,480
State.................................................  15,906   6,116    21,383
                                                       ------- -------  --------
    Total............................................. $97,240 $83,792  $123,088
                                                       ======= =======  ========

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The significant deferred tax assets and liabilities were as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                                THOUSANDS OF
                                                                   DOLLARS
Deferred tax liabilities:
  Accelerated depreciation................................... $160,779 $207,001
  Investments................................................   61,303   55,471
  Pensions...................................................   84,710   86,606
  Other......................................................   42,290   39,451
                                                              -------- --------
    Total deferred tax liabilities...........................  349,082  388,529
                                                              -------- --------
Deferred tax assets:
  Post-retirement benefits...................................   15,685   21,362
  Accrued liabilities........................................   78,832  120,773
  Investments................................................   49,036       81
  Other......................................................   49,679   47,529
                                                              -------- --------
    Total deferred tax assets................................  193,232  189,745
                                                              -------- --------
Valuation allowance..........................................   15,980   17,112
                                                              -------- --------
Net Deferred Tax Liabilities................................. $171,830 $215,896
                                                              ======== ========

  The Internal Revenue Service (IRS) has disallowed the interest deductions claimed by other corporate taxpayers that have corporate-owned life insurance
(COLI) programs similar to the company's. Although the IRS has not taken an official position regarding the COLI program of the company, it is expected that it will disallow the company's past interest deduction. However, the company would challenge such a position and would expect to resolve the issue in a manner that does not materially impact its financial position and results of operations.

  The following table outlines the reconciling of differences between the U.S. statutory tax rates and the rates used by the company in the determination of income from continuing operations:

                                                            1997   1996   1995
                                                            ----  ------  ----
Federal statutory rate..................................... 35.0%   35.0% 35.0%
Restructuring and impairment charges.......................  --    696.4   --
Foreign tax rates.......................................... (1.6)    4.0  (1.2)
State and local income taxes, net of U.S. federal income
 tax benefit...............................................  3.4   127.1   3.7
Goodwill amortization......................................  0.2    19.1   1.3
Benefits resulting from corporate-owned life insurance
 programs.................................................. (4.4)  (67.4) (5.7)
Affordable housing investment credits...................... (6.5) (157.9) (4.3)
Change in valuation allowance..............................  1.8    10.4   0.8
Other......................................................  4.1    14.0   1.2
                                                            ----  ------  ----
    Total.................................................. 32.0%  680.7% 30.8%
                                                            ====  ======  ====

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

DEBT FINANCING AND INTEREST EXPENSE

  The company's debt consisted of the following:

                                                               DECEMBER 31
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                                          THOUSANDS OF DOLLARS
Commercial paper......................................... $  258,020 $  404,500
Medium-term notes due 1998-2005 at a weighted average
 interest rate of 6.86%..................................    409,000    500,000
9.125% debentures due Dec. 1, 2000.......................    199,790    199,718
8.875% debentures due April 15, 2021.....................    149,692    149,678
7.0% notes due Jan. 1, 2003..............................    109,804    109,764
Other....................................................     71,920    100,307
                                                          ---------- ----------
    Total................................................ $1,198,226 $1,463,967
                                                          ========== ==========

  Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company's debt exceeds its book value at Dec. 31, 1997, by approximately $68 million. The company's notes and debentures are not actively traded and contain no call provisions.

  At Dec. 31, 1997, the company had an available credit facility of $550 million with a group of domestic and foreign banks that expires Dec. 21, 1999. The credit arrangement provides support for the issuance of commercial paper and other credit needs. Borrowings under the facility (none during the past two years) bear interest at various rates not exceeding the banks' prime rates. The company pays an annual fee of 0.08% on the total unused credit facility.

  At Dec. 31, 1997, the company had $345 million of commercial paper and short-term debt outstanding, of which $300 million is classified as long-term since the company has the ability and intent to maintain such debt on a long-term basis. The weighted average interest rate on all commercial paper debt outstanding during 1997 was 5.48% (5.63% at Dec. 31, 1997). Annual maturities of long-term debt (excluding commercial paper and short-term debt) are as follows: 1999--$111 million, 2000--$246 million, 2001--$3 million, 2002--$68 million and thereafter $425 million.

  The following table summarizes interest expense included in the Consolidated Statements of Income:

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                     THOUSANDS OF DOLLARS
Interest incurred................................ $100,724  $107,198  $120,658
Amount capitalized as property, plant and
 equipment.......................................   (9,959)  (11,716)  (10,899)
                                                  --------  --------  --------
    Total........................................ $ 90,765  $ 95,482  $109,759
                                                  ========  ========  ========

  Interest paid, net of capitalized interest, was $90 million, $93 million and $102 million in 1997, 1996 and 1995, respectively.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

EARNINGS PER SHARE

  In accordance with SFAS 128, Earnings per Share, the company has computed basic and diluted earnings per share (EPS), using the treasury stock method:

                                                     1997      1996       1995
                                                   --------  ---------  --------
                                                    IN THOUSANDS (EXCEPT PER
                                                           SHARE DATA)
Average shares outstanding.......................   145,929    151,830   153,483
Effect of dilutive securities--options...........     1,579      1,811     2,452
                                                   --------  ---------  --------
Average shares outstanding, adjusted for dilutive
 effects.........................................   147,508    153,641   155,935
                                                   ========  =========  ========
Income (loss) from continuing operations.........  $206,525  $ (71,483) $275,952
  Basic EPS......................................      1.42      (0.47)     1.80
  Diluted EPS....................................      1.40      (0.47)     1.77
(Loss) income from discontinued operations.......  $(15,894) $ (86,142) $ 22,841
Loss on disposal of discontinued operations......   (60,000)       --        --
  Basic EPS......................................     (0.52)     (0.57)     0.15
  Diluted EPS....................................     (0.51)     (0.57)     0.15
Net income (loss)................................  $130,631  $(157,625) $298,793
  Basic EPS......................................      0.90      (1.04)     1.95
  Diluted EPS....................................      0.89      (1.04)     1.92

STOCK AND INCENTIVE PROGRAMS FOR EMPLOYEES

  Restricted Stock Awards--At Dec. 31, 1997 and 1996, the company had outstanding 542,000 and 301,000, respectively, restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for one to seven years from the grant date. Dividends on the restricted shares are paid currently to the recipients and, accordingly, the restricted shares are treated as outstanding shares. The expense of the grant is recognized evenly over the vesting period.

  The value of the restricted stock awards was $20 million and $9 million, based upon the closing price of the company's stock at each year end ($37.25 and $31.38 at Dec. 31, 1997 and 1996, respectively). During 1997, a total of 328,000 shares of restricted stock were issued with a grant date fair value of $10 million. Charges to expense for this stock plan were $5 million, $2 million and $1 million in 1997, 1996 and 1995, respectively.

  Stock Purchase Plan--The company has a stock purchase plan for selected managers and key staff employees. Under the plan, the company is required to contribute an amount equal to 70% of participants' contributions, of which 50% is applied to the purchase of stock and 20% is paid in cash. In 1996 and 1997, the company failed to meet performance targets required under the plan, and no contributions were incurred. Amounts charged to expense for this plan were $6 million in 1995.

  Incentive Compensation Plans--The company has incentive compensation plans covering selected officers. Amounts charged to expense for supplementary compensation ($2 million in 1997, $4 million in 1996 and $4 million in 1995) are determined from the level of achievement of performance measures related to earnings, margins and returns applied to the participants' base salaries. Similar incentive and gainsharing compensation plans exist for other officers, managers, supervisors and production employees.

  Stock Options--The company has incentive stock option plans for its employees. Under these plans, the options vest from three to nine and one-half years after date of grant and may be exercised, once vested, up to

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

10 years from the date of grant. Under authorized Stock Incentive Plans, a maximum of 4.1 million shares were available for future grants of stock options and restricted stock awards as of Dec. 31, 1997. The company accounts for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the company's net income from continuing operations and respective earnings per share would have been reduced to the following pro forma amounts:

                                                     1997     1996      1995
                                                   -------- --------  --------
Income (loss) from continuing operations
 (thousands):
  As reported..................................... $206,525 $(71,483) $275,952
  Pro forma.......................................  191,331  (85,191)  267,614
Basic earnings (loss) per share:
  As reported..................................... $   1.42 $  (0.47) $   1.80
  Pro forma.......................................     1.31    (0.56)     1.74
Diluted earnings (loss) per share:
  As reported..................................... $   1.40 $  (0.47) $   1.77
  Pro forma.......................................     1.30    (0.56)     1.72

  Because the SFAS 123 method of accounting has not been applied to options granted prior to Jan. 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

  A summary of the status of the company's stock option plans at Dec. 31, 1997, 1996 and 1995, and changes during the years then ended, is presented in the following table and narrative:

                                 1997                 1996                 1995
                         -------------------- -------------------- --------------------
                                     WEIGHTED             WEIGHTED             WEIGHTED
                                     AVERAGE              AVERAGE              AVERAGE
                           SHARES    EXERCISE   SHARES    EXERCISE   SHARES    EXERCISE
                         (THOUSANDS)  PRICE   (THOUSANDS)  PRICE   (THOUSANDS)  PRICE
                         ----------- -------- ----------- -------- ----------- --------
Options outstanding at
 beginning of year......   14,916     $31.68    14,246     $30.98    11,057     $25.79
Options granted.........    1,485      40.28     3,320      34.09     4,979      39.58
Options exercised.......   (1,535)     25.25    (1,245)     21.41    (1,238)     19.88
Options forfeited.......     (908)     35.60    (1,405)     39.39      (552)     29.57
                           ------     ------    ------     ------    ------     ------
Options outstanding at
 end of year............   13,958     $33.05    14,916     $31.68    14,246     $30.98
                           ======     ======    ======     ======    ======     ======
Options exercisable at
 end of year............    6,397     $28.57     6,618     $27.18     4,832     $23.52
                           ======     ======    ======     ======    ======     ======
Weighted average fair
 value of options
 granted with:
  Exercise price equal
   to stock price on
   grant date...........              $11.20               $11.64               $13.42
  Exercise price
   exceeding stock price
   on grant date........              $ 8.10               $ 7.74               $ 5.81

  Of the options outstanding at Dec. 31, 1997, 12.4 million had exercise prices between $17.72 and $38.06, with a weighted average exercise price of $31.03 and a weighted average remaining contractual life of 6.8 years; 6.4 million of these options were exercisable at a weighted average exercise price of $28.57. The remaining 1.6 million options had exercise prices between $39.00 and $76.96, with a weighted average exercise price of $48.70 and a weighted average remaining contractual life of 8.5 years; none of these options were exercisable at Dec. 31, 1997.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.32%, 6.39% and 6.58%; expected dividend yields of 2.24%, 2.16% and 1.89%;
and expected volatility of 25.10%, 22.92% and 21.18%. A 10-year estimated life was used for all grants.

  Other Information--Under the stock programs, authorized unissued shares or treasury shares may be used. If authorized unissued shares are used, not more than 11.3 million shares may be issued in the aggregate. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

PREFERRED STOCK

  The company has 2 million shares of $1.00 par value preferred stock authorized for issuance. The board of directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The company has no present plans to issue any preferred stock. One million of the shares are reserved for issuance under the Shareholder Rights Plan discussed below.

SHAREHOLDER RIGHTS PLAN

  The company maintains a Shareholder Rights Plan (the Plan) designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the company without offering fair value to all shareholders and to deter other abusive takeover tactics that are not in the best interest of shareholders.

  Under the terms of the Plan, each share of common stock is accompanied by one right; each right entitles the shareholder to purchase from the company one one-thousandth of a newly issued share of Series A Junior Preferred Stock at an exercise price of $140.

  The rights become exercisable 10 days after a public announcement that an acquiring person (as defined in the Plan) has acquired 15% or more of the outstanding common stock of the company (the Stock Acquisition Date), 10 business days after the commencement of a tender offer that would result in a person owning 15% or more of such shares or 10 business days after an adverse person (as defined in the Plan) has acquired 10% or more of such shares and such ownership interest is likely to have a material adverse impact on the company. The company can redeem the rights for $0.01 per right at any time until 10 days following the Stock Acquisition Date (under certain circumstances, the 10-day period can be shortened or lengthened by the company). The rights will expire on Aug. 8, 2006, unless redeemed earlier by the company.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
R. R. Donnelley & Sons Company:

  We have audited the accompanying consolidated balance sheets of R. R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R. R. Donnelley & Sons Company and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

  As explained in the Notes to Consolidated Financial Statements, effective January 1, 1995, the company changed its method of accounting for LIFO inventories.

                                          Arthur Andersen LLP

Chicago, Illinois
January 22, 1998

                    UNAUDITED INTERIM FINANCIAL INFORMATION

                   THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA

                                          YEAR ENDED DECEMBER 31
                          ----------------------------------------------------------
                            FIRST       SECOND      THIRD       FOURTH       FULL
                           QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                          ----------  ----------  ----------  ----------  ----------
1997
Net sales...............  $1,102,647  $1,136,775  $1,208,618  $1,401,993  $4,850,033
Gross profit............     193,103     208,837     260,529     288,136     950,605
Income from continuing
 operations.............      35,078      44,958      81,305      45,184     206,525
Loss from disposal of
 discontinued
 operations.............         --          --          --      (60,000)    (60,000)
Loss (income) from
 discontinued
 operations.............      (5,737)     (7,282)     (9,148)      6,273     (15,894)
Net income (loss).......      29,341      37,676      72,157      (8,543)    130,631
Per common share:
  Income from continuing
   operations...........        0.24        0.31        0.56        0.31        1.42
  Net income (loss).....        0.20        0.26        0.49       (0.06)       0.90
1996
Net sales...............  $1,177,622  $1,202,153  $1,248,702  $1,404,708  $5,033,185
Gross profit............     202,144     246,333     250,746     271,703     970,926
(Loss) income from
 continuing operations..    (326,323)     73,368      75,893     105,579     (71,483)
(Loss) from discontinued
 operations.............     (50,596)    (19,093)     (8,025)     (8,428)    (86,142)
Net (loss) income.......    (376,919)     54,275      67,868      97,151    (157,625)
Per common share:
  (Loss) income from
   continuing
   operations...........       (2.12)       0.48        0.50        0.72       (0.47)
  Net (loss) income.....       (2.45)       0.35        0.45        0.66       (1.04)

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULE

To the Shareholders of R. R. Donnelley & Sons Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 22, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements and financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 22, 1998

                                  SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

  Transactions affecting the allowances for doubtful accounts during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                     1997     1996      1995
                                                    -------  -------  --------
                                                      THOUSANDS OF DOLLARS
      Allowance for trade receivable losses:
       Balance, beginning of year.................. $14,205  $18,059  $ 17,285
       Balance, companies (sold) acquired during
        year.......................................     --    (4,834)    1,055
       Provisions charged to income................  10,676    9,877    16,819
                                                    -------  -------  --------
                                                     24,881   23,102    35,159
       Uncollectible accounts written off, net of
        recoveries.................................  (8,622)  (8,897)  (17,100)
                                                    -------  -------  --------
       Balance, end of year........................ $16,259  $14,205  $ 18,059
                                                    =======  =======  ========

INDEX TO EXHIBITS*

                                  DESCRIPTION                        EXHIBIT NO.
                                  -------                              --------
    Agreement between R.R. Donnelley & Sons Company and Bain Capi-       2
     tal, Inc......................................................
    Restated Certificate of Incorporation(1).......................      3(i)
    By-Laws(2).....................................................      3(ii)
    Form of Rights Agreement, dated as of April 25, 1996 between
     R. R. Donnelley & Sons Company and First Chicago Trust Com-
     pany of New York(3)...........................................
                                                                         4(a)

    Instruments Defining the Rights of Security Holders(4).........      4(b)

    Indenture dated as of November 1, 1990 between the Company and
     Citibank, N.A. as Trustee(5)..................................
                                                                         4(c)

    Credit Agreement dated December 21, 1994 among R. R. Donnelley
     & Sons Company, the Banks named therein and Citibank, N.A., as Administrative Agent(6)....................................
                                                                         4(d)

    Retirement Policy for Directors(7)**...........................     10(a)

    Directors' Deferred Compensation Agreement(8)**................     10(b)

    Donnelley Shares Stock Option Plan, as amended(7)..............     10(c)

    1993 Stock Ownership Plan for Non-Employee Directors, as            10(d)
    amended(9)**...................................................

    Senior Management Annual Incentive Plan, as amended(5)**.......     10(e)

    Form of Severance Agreement for Senior Officers, as amend-          10(f)
     ed(8)**.......................................................

    1993 Stock Purchase Plan for Selected Managers and Key Staff
     Employees, as amended(9)**....................................
                                                                        10(g)

    1986 Stock Incentive Plan, as amended(9)**.....................     10(h)

    1991 Stock Incentive Plan, as amended(9)**.....................     10(i)

    1995 Stock Incentive Plan, as amended(10)**....................     10(j)

    Forms of option agreement with certain executive officers and directors, as amended(11)**...................................
                                                                        10(k)

    Unfunded Supplemental Benefit Plan(5)**........................     10(l)

    Amendment to Unfunded Supplemental Benefit Plan adopted on          10(m)
     April 25, 1991(12)**..........................................

    Employment Agreement between R. R. Donnelley & Sons Company and William L. Davis(13)**....................................
                                                                        10(n)

    Premium-Priced Option Agreement between R. R. Donnelley & Sons
     Company and William L. Davis(13)**............................
                                                                        10(o)

    Employment Agreement between R. R. Donnelley & Sons Company and Cheryl A. Francis(7)**....................................
                                                                        10(p)

    Agreement between R. R. Donnelley & Sons Company and Steven J.      10(q)
     Baumgartner**.................................................

    Agreement between R. R. Donnelley & Sons Company and W. Ed Ty-      10(r)
     ler**.........................................................

    Subsidiaries of R. R. Donnelley & Sons Company.................     21

    Consent of Independent Public Accountants dated March 4, 1998..     23

    Financial Data Schedule........................................     27
--------
    *Filed with the Securities and Exchange Commission. Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
    **Management contract or compensatory plan or arrangement.


    (1) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 3, 1996, and incorporated herein by reference.

    (2) Filed as Exhibit to Current Report on Form 8-K filed on December 15, 1997, and incorporated herein by reference.

    (3) Filed as Exhibit to Form 8-A filed on June 5, 1996, and incorporated herein by reference.

    (4) Instruments, other than that described in 4(c) and 4(d), defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

    (5) Filed as Exhibit with Form SE filed on March 26, 1992, and incorporated herein by reference.

    (6) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 27, 1995, and incorporated herein by reference.

    (7) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 10, 1997, and incorporated herein by reference.

    (8) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993, filed on March 28, 1994.

    (9) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, filed on November 1, 1996, and incorporated herein by reference.

    (10) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, filed on August 5, 1997, and incorporated herein by reference.

    (11) Filed as Exhibit to Form S-3 filed on January 15, 1998, and incorporated herein by reference.

    (12) Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

    (13) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed on May 7, 1997, and incorporated herein by reference.