Form 10-Q
period 1998-03-31
DONNELLEY R R & SONS CO
filed 1998-05-01
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF MARCH 31, 1998                                 141,899,978

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                        PAGE
                                  INDEX                               NUMBER(S)
                                  -----                               ---------
     Condensed Consolidated Statements of Income (Unaudited) for the
      three months ended March 31, 1998 and 1997.....................       3
     Condensed Consolidated Balance Sheets as of March 31, 1998
      (Unaudited) and December 31, 1997..............................       4
     Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the three months ended March 31, 1998 and 1997.................       5
     Notes to Condensed Consolidated Financial Statements
      (Unaudited)....................................................     6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

     Comparison of First Quarter 1998 to First Quarter 1997..........     8-9
     Changes in Financial Condition..................................      10
     Subsequent Event................................................      10
     Other Information...............................................   10-12
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...      12

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................      13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........      13
ITEM 5. OTHER INFORMATION............................................      13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................      13

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
Net sales......................................... $  1,161,396  $  1,102,647
Cost of sales.....................................      943,337       909,544
                                                   ------------  ------------
Gross profit......................................      218,059       193,103
Selling and administrative expenses...............      130,220       120,778
                                                   ------------  ------------
Earnings from operations..........................       87,839        72,325
Other income (expense):
 Interest expense.................................      (19,947)      (22,561)
 Other, net.......................................          117         4,706
                                                   ------------  ------------
Earnings before income taxes......................       68,009        54,470
Provision for income taxes........................       23,803        19,392
                                                   ------------  ------------
Income from continuing operations................. $     44,206  $     35,078
Loss from discontinued operations, net of income
 taxes............................................          --         (5,737)
                                                   ------------  ------------
Net income........................................ $     44,206  $     29,341
                                                   ============  ============
Income from continuing operations per share of
 common stock
 Basic............................................ $       0.31  $       0.24
 Diluted.......................................... $       0.30  $       0.24
Net income per share of common stock
 Basic............................................ $       0.31  $       0.20
 Diluted.......................................... $       0.30  $       0.20
Cash dividends per basic share.................... $       0.20  $       0.19
Average basic shares outstanding..................  143,928,000   145,785,000
Average diluted shares outstanding................  146,222,000   146,953,000

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1998 AND DECEMBER 31, 1997
                             (THOUSANDS OF DOLLARS)

                                   ASSETS
                                                          1998        1997
                                                       ----------  -----------
Cash and equivalents.................................. $   56,920  $    47,814
Receivables, less allowance for doubtful accounts of
 $18,105 and $16,259 at March 31, 1998 and December
 31, 1997, respectively...............................    754,155      814,664
Inventories...........................................    194,227      201,402
Prepaid expenses......................................    125,160       82,691
                                                       ----------  -----------
  Total current assets................................  1,130,462    1,146,571
                                                       ----------  -----------
Property, plant and equipment, at cost................  4,216,860    4,214,765
Accumulated depreciation..............................  2,456,704    2,426,649
                                                       ----------  -----------
  Net property, plant and equipment...................  1,760,156    1,788,116
Goodwill and other intangibles--net...................    386,597      385,512
Other noncurrent assets...............................    675,223      659,260
Net assets of discontinued operations.................    132,112      154,707
                                                       ----------  -----------
  Total assets........................................ $4,084,550  $ 4,134,166
                                                       ==========  ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable...................................... $  249,072  $   291,666
Accrued compensation..................................    123,398      152,235
Short-term debt.......................................     45,000       45,000
Current and deferred income taxes.....................     61,764       58,888
Other accrued liabilities.............................    277,788      264,833
                                                       ----------  -----------
  Total current liabilities...........................    757,022      812,622
                                                       ----------  -----------
Long-term debt........................................  1,274,874    1,153,226
Deferred income taxes.................................    230,867      229,538
Other noncurrent liabilities..........................    353,211      347,283
Shareholders' equity:
  Common stock, at stated value ($1.25 par value).....    320,962      320,962
  Retained earnings, net of cumulative translation
   adjustments of $50,753 and $45,782 at March 31,
   1998 and December 31, 1997, respectively...........  1,489,719    1,482,624
  Unearned compensation...............................     (8,443)      (9,414)
  Reacquired common stock, at cost....................   (333,662)    (202,675)
                                                       ----------  -----------
      Total shareholders' equity......................  1,468,576    1,591,497
                                                       ----------  -----------
      Total liabilities and shareholders' equity...... $4,084,550  $ 4,134,166
                                                       ==========  ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31
                             (THOUSANDS OF DOLLARS)

                                                            1998       1997
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income............................................. $  44,206  $  29,341
  Loss from discontinued operations, net of income taxes.       --       5,737
  Depreciation...........................................    81,375     72,469
  Amortization...........................................     7,781      6,373
  Gain on sale of assets.................................    (1,176)    (8,173)
  Net change in operating working capital................   (32,063)   117,638
  Net change in other assets and liabilities.............     2,872    (33,980)
  Other..................................................    (4,883)     3,172
                                                          ---------  ---------
Net cash provided by operating activities................    98,112    192,577
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................   (54,432)  (103,606)
  Other investments including acquisitions, net of cash
   acquired..............................................   (17,567)   (24,768)
  Dispositions of assets.................................     1,176     22,765
                                                          ---------  ---------
Net cash used for investing activities...................   (70,823)  (105,609)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net increase (decrease) in borrowings..................   121,648    (24,173)
  Disposition of reacquired common stock.................    17,539     12,735
  Acquisition of common stock............................  (150,732)    (1,144)
  Cash dividends on common stock.........................   (28,975)   (27,665)
                                                          ---------  ---------
Net cash used for financing activities...................   (40,520)   (40,247)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..      (258)       (15)
                                                          ---------  ---------
Net (decrease) increase in cash and equivalents from
 continuing operations...................................   (13,489)    46,706
Net increase (decrease) in cash from discontinued
 operations..............................................    22,595    (26,966)
Cash and equivalents at beginning of period..............    47,814     21,317
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  56,920  $  41,057
                                                          =========  =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1997 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1997 annual report on Form 10-K.

  The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications and to reflect the reclassification of operations discontinued in 1997.


  Note 2. Components of the company's inventories at March 31, 1998, and Dec. 31, 1997, were as follows:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Raw materials and manufacturing supplies.................... $114,196  $123,280
Work in process.............................................  169,361   153,142
Finished goods..............................................      889     1,047
Progress billings...........................................  (44,840)  (31,715)
LIFO reserve................................................  (45,379)  (44,352)
                                                             --------  --------
    Total inventories....................................... $194,227  $201,402
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
 Interest paid, net of capitalized interest................. $  8,521  $  7,130
 Income taxes paid.......................................... $ 19,908  $ 21,947


  Note 4. On Nov. 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of all current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog production operations in 1993. Other general claims relate to other company locations. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely and plaintiffs have filed a motion for class certification. Both motions are pending.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

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

  Note 5. The company adopted Statement of Financial Accounting Standard No. 130, Comprehensive Income, effective for its quarter ended March 31, 1998. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which impact shareholders' equity. For the company, the only difference between net income and comprehensive income is the effect of the increase in unrealized foreign currency translation losses of $5 million and $7 million for the quarters ended March 31, 1998 and 1997, respectively. Comprehensive income equaled $39 million and $22 million for the quarters ended March 31, 1998 and 1997, respectively.

  Note 6. Metromail Corporation, formerly a wholly-owned subsidiary of the company, completed an initial public offering of its common stock in June 1996, reducing the company's ownership to approximately 38%. In March 1988, Metromail entered into a merger agreement with The Great Universal Stores, P.L.C. (GUS), pursuant to which GUS initiated a tender offer for the outstanding shares of Metromail. In conjunction with the merger agreement, the company committed to sell its interest in Metromail to GUS. On April 13, 1998, the company received $297 million, or approximately $238 million after-tax, for its entire interest in Metromail. The accounting for the transaction will be reflected in the company's results for the quarter ending June 30, 1998.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

                               ABOUT THE COMPANY

  R. R. Donnelley & Sons Company operates in a single industry segment as the largest commercial printer in North America. The company is a leading provider of printing and related services to the merchandising, magazine, book, directory and financial markets. The company applies its superior skills, scale and technology to deliver solutions that efficiently meet customers' strategic business needs. The company has approximately 26,000 employees in 19 countries on four continents.

  The commercial print industry is a large, fragmented industry consisting of more than 52,000 firms and over 1 million employees in the United States and generating approximately $140 billion in revenue. The company has market-leading positions in five categories of the market served by its business units: Merchandise Media, which serves the catalog, retail insert and direct-mail markets; Magazine Publishing Services, which serves the consumer and the trade and specialty magazine markets; Book Publishing Services, which serves the trade and educational book markets; Telecommunications, which serves the domestic and international directory markets; and Financial Services, which serves the communication needs of the capital markets and the mutual fund and healthcare industries. In addition to its domestic operations, the company has operations in Europe, Latin America and Asia.

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

  Sales results by business unit for the first quarter of 1998 and 1997 are presented below:

                          NET SALES BY BUSINESS UNIT

   FIRST QUARTER ENDED MARCH 31,
   (THOUSANDS OF DOLLARS)              1998    % OF TOTAL    1997    % OF TOTAL
   -----------------------------    ---------- ---------- ---------- ----------
   Merchandise Media............... $  290,851     25%    $  286,111     26%
   Magazine Publishing Services....    331,002     29%       299,575     27%
   Book Publishing Services........    168,357     14%       171,049     16%
   Telecommunications..............    190,013     16%       173,311     16%
   Financial Services..............    123,551     11%       115,279     10%
   Other...........................     57,622      5%        57,322      5%
                                    ----------    ----    ----------    ----
                                    $1,161,396    100%    $1,102,647    100%
                                    ==========    ====    ==========    ====

                      CONSOLIDATED RESULTS OF OPERATIONS

  The company reported first quarter 1998 income from continuing operations and net income of $44 million, or $0.30 per diluted share. In the previous year's first quarter, the company reported income from continuing operations and net income of $35 million, or $0.24 per diluted share, and $29 million or $0.20 per diluted share, respectively.

                            CONSOLIDATED NET SALES

  Net sales increased by $59 million, or 5%, to $1.2 billion, reflecting volume growth in most business units. Merchandise Media and Magazine increased due to growth across most product categories and the impact of increases in paper prices. Telecommunications increased as a result of a significant customer's change in production cycle to move work previously done in the fourth quarter into the first quarter and continued growth in international directories. Financial Services increased due to the strength of the capital markets. Book declined due to weakness in the four-color trade market and a decline in computer titles pending a major software release.

                             CONSOLIDATED EXPENSES

  Gross profit in the first quarter of 1998 increased 13% to $218 million due to lower costs driven by the benefit of recent restructuring activities and the company's focus on continuous productivity improvement, as well as to increased revenues. In addition, in the previous year's first quarter the company incurred higher expenses associated with the development of the company's logistics and fulfillment businesses and the start-up of the Roanoke book facility.

  Selling and administrative expenses for the first quarter of 1998 increased 8% to $130 million, due to volume increases in most business units and increases in system-related expenditures. The ratio of selling and administrative expenses to net sales was 11% in both the first quarters of 1998 and 1997. Earnings from operations increased by 21% to $88 million, corresponding to an improvement in operating margins from 6.6% to 7.6% of net sales.

                           SUMMARY OF EXPENSE TRENDS

   FIRST QUARTER ENDED
   MARCH 31,                                      % INCREASE
   (THOUSANDS OF DOLLARS)      1998       1997    (DECREASE)
   ----------------------   ---------- ---------- ---------- --- --- ---
   Cost of materials....... $  455,142 $  426,841     6.6%
   Cost of manufacturing...    399,039    403,861    (1.2%)
   Depreciation............     81,375     72,469    12.3%
   Amortization............      7,781      6,373    22.1%
   Selling and
    administrative.........    130,220    120,778     7.8%
   Net interest expense....     19,947     22,561   (11.6%)

                              NONOPERATING ITEMS

  Interest expense decreased approximately $3 million due to lower average debt balances associated with improved balance sheet management, resulting in lower working capital and capital expenditures. Other income declined approximately $5 million due primarily to a non-recurring gain in the first quarter of 1997 on the sale of the company's interest in a magazine distribution venture in the United Kingdom.

                            DISCONTINUED OPERATIONS

  The operations of MMI and CS&T are reported as discontinued operations in conjunction with the restructuring of the company's ownership interest in SIH, as discussed above. After-tax losses for discontinued operations were $6 million, or $0.04 per diluted share, in the first quarter of 1997.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the first quarter of 1998, net cash flow provided by operating activities was $98 million, down $94 million from last year's first quarter. Increased net income was offset by a decline in cash provided from operating working capital (defined as inventories, accounts receivable and prepaid expenses, minus accounts payable, accrued compensation and other accrued liabilities) predominantly due to a smaller decline in receivables and the payment of incentive compensation. Capital expenditures totaled $54 million for the first quarter of 1998. Spending was directed principally to projects that are expected to further enhance productivity. Full-year capital spending is expected to total between $325 million and $350 million. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth.

  At March 31, 1998, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

SUBSEQUENT EVENT

  Metromail Corporation, formerly a wholly-owned subsidiary of the company, completed an initial public offering of its common stock in June 1996, reducing the company's ownership to approximately 38%. In March 1998, Metromail entered into a merger agreement with The Great Universal Stores P.L.C. (GUS), pursuant to which GUS initiated a tender offer for the outstanding shares of Metromail. In conjunction with the merger agreement, the company committed to sell its interest in Metromail to GUS. On April 13, 1998, the company received $297 million, or approximately $238 million after tax, for its entire interest in Metromail. The accounting for the transaction will be reflected in the company's results for the quarter ending June 30, 1998.

OTHER INFORMATION

  Share repurchase--In January 1998, the board of directors authorized a program to repurchase up to $500 million of the company's common stock in privately negotiated or open-market transactions over an 18-month period. The program will include shares purchased for issuance under various stock option plans.

  The company will utilize the Metromail proceeds to support the $500 million share buyback, which was accelerated during the first quarter of 1998 in anticipation of the receipt of such proceeds. During the quarter, the company purchased approximately 3.7 million shares, at an average price of $39.40 per share.

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

  The company's effort to address Year 2000 compliance issues continues. The effort consists of evaluating internal computing infrastructure, business applications and shop-floor systems for Year 2000 compliance and replacing or renovating systems and applications as necessary to assure such compliance. This effort will be completed by mid-1999. In addition, the company will evaluate compliance by external companies and systems that interact with those of the company, and test to ensure all systems work together. Company employees, assisted by the expertise of external consultants where necessary, staff the Year 2000 compliance effort.

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

  The company is a large consumer of paper, acquired for customers and by customers. The cost and supply of certain paper grades consumed in the manufacturing process will continue to affect the company's financial results. Although prices were slightly higher in the first quarter, management currently does not foresee any disruptive conditions affecting prices and supply of paper in 1998.

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

  Management believes the company's competitive strengths--including its comprehensive service offerings, depth of customer relationships, technology leadership, management experience and economies of scale--should result in profitable growth throughout 1998 and well into the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, since approximately 70% of the company's debt is at fixed interest rates, the company's exposure to interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated financial statements of the company as a whole, although the company occasionally uses financial instruments to hedge what exposure to foreign exchange rate changes it may have. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in the company's 1997 annual report on Form 10-K.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On November 25, 1996, a purported class action was brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a purported class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company's Chicago, Ill., catalog operations, and violation of the Employee Retirement Income Security Act. These actions are described in part I of this quarterly report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The company held its Annual Meeting of Stockholders on March 26, 1998.

  (b) The following matters were voted upon at the Annual Meeting of
   Stockholders:

    1. The election of the nominees for Directors of the First Class, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2001, was voted on by the stockholders. The nominees, all of whom were elected, were Martha Layne Collins, William L. Davis, Oliver R. Sockwell and Stephen M. Wolf. The Inspectors of Election certified the following vote tabulations:

                                                                           NON-
                                                         FOR     WITHHELD  VOTES
                                                     ----------- --------- -----
      Martha Layne Collins.......................... 129,635,103 1,342,868   0
      William L. Davis.............................. 129,625,373 1,352,598   0
      Oliver R. Sockwell............................ 129,310,311 1,667,660   0
      Stephen M. Wolf............................... 129,650,043 1,327,928   0

    2. A proposal to amend the 1995 Stock Incentive Plan was approved by the stockholders. The Inspectors of Election certified the following vote tabulations:

          FOR                 AGAINST                       ABSTAIN                     NON-VOTE
      -----------            ----------                     -------                     --------
      106,906,224            23,218,429                     853,318                       0

    3. A stockholder proposal relating to executive compensation was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

         FOR                AGAINST                      ABSTAIN                    NON-VOTE
      ---------           -----------                   ---------                   ---------
      4,756,339           119,623,003                   1,307,207                   5,291,422

ITEM 5. OTHER INFORMATION

  Certain statements in this filing, including the discussions of management expectations for 1998, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company's 1997 Annual Report on Form 10-K for a description of such factors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

     27    Financial Data Schedule

--------
  (b) A Report on Form 8-KA was filed on February 18, 1998 and included Item 5 "Other Events" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits."

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          R. R. Donnelley & Sons Company

                                                    /s/ Peter F. Murphy
                                          By __________________________________
                                                   Corporate Controller
                                                  (Authorized Officer and
                                                 Chief Accounting Officer)

          May 1, 1998
Date __________________________