Form 10-Q
period 1998-06-30
DONNELLEY R R & SONS CO
filed 1998-08-14
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-4694
                         R. R. DONNELLEY & SONS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                          36-1004130
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

  77 WEST WACKER DRIVE, CHICAGO,
             ILLINOIS                             60601
  (ADDRESS OF PRINCIPAL EXECUTIVE              ( ZIP CODE)
             OFFICES)
                  REGISTRANT'S TELEPHONE NUMBER (312) 326-8000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF JULY 31, 1998                                  139,150,410

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                        PAGE
                                  INDEX                               NUMBER(S)
                                  -----                               ---------
     Condensed Consolidated Statements of Income (Unaudited) for the
      three and six months ended June 30, 1998 and 1997..............       3
     Condensed Consolidated Balance Sheets (Unaudited) as of June 30,
      1998 and December 31, 1997.....................................       4
     Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the six months ended June 30, 1998 and 1997....................       5
     Notes to Condensed Consolidated Financial Statements
      (Unaudited)....................................................     6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

     Comparison of Second Quarter and First Half 1998 to 1997........    9-11
     Changes in Financial Condition..................................   11-12
     Subsequent Event................................................      12
     Other Information...............................................   12-14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...      14

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................      15
ITEM 5. OTHER INFORMATION............................................      15
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................      15

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30                 JUNE 30
                                ----------------------  ----------------------
                                   1998        1997        1998        1997
                                ----------  ----------  ----------  ----------
Net sales.....................  $1,143,583  $1,136,775  $2,304,979  $2,239,422
Cost of sales.................     902,835     927,938   1,846,172   1,837,482
                                ----------  ----------  ----------  ----------
Gross profit..................     240,748     208,837     458,807     401,940
Selling and administrative
 expenses.....................     143,429     129,154     273,649     249,932
                                ----------  ----------  ----------  ----------
Earnings from operations......      97,319      79,683     185,158     152,008
Other income (expense):
  Interest expense............     (19,689)    (22,622)    (39,636)    (45,182)
  Gain on sale of Metromail
   shares.....................     145,656         --      145,656         --
  Other income--net...........       1,764       9,624       1,881      14,329
                                ----------  ----------  ----------  ----------
Earnings before income taxes..     225,050      66,685     293,059     121,155
Provision for income taxes....      86,246      21,727     110,049      41,119
                                ----------  ----------  ----------  ----------
Income from continuing
 operations...................     138,804      44,958     183,010      80,036
Loss from discontinued
 operations...................     (80,067)     (7,282)    (80,067)    (13,019)
                                ----------  ----------  ----------  ----------
Net income....................      58,737      37,676     102,943      67,017
                                ==========  ==========  ==========  ==========
Income from continuing
 operations per share of
 common stock:
  Basic.......................  $     0.99  $     0.31  $     1.28  $     0.55
  Diluted.....................  $     0.97  $     0.30  $     1.26  $     0.54
Loss from discontinued
 operations per share of
 common stock:
  Basic.......................  $    (0.57) $    (0.05) $    (0.56) $    (0.09)
  Diluted.....................  $    (0.56) $    (0.05) $    (0.55) $    (0.09)
Net income per share of common
 stock:
  Basic.......................  $     0.42  $     0.26  $     0.72  $     0.46
  Diluted.....................  $     0.41  $     0.25  $     0.71  $     0.45

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      JUNE 30, 1998 AND DECEMBER 31, 1997
                             (THOUSANDS OF DOLLARS)

                                   ASSETS
                                                           1998        1997
                                                        ----------  ----------
Cash and equivalents................................... $   61,841  $   47,814
Receivables, less allowance for doubtful accounts of
 $18,551 and $16,259 at June 30, 1998 and December 31,
 1997, respectively....................................    713,290     814,664
Inventories............................................    189,295     201,402
Prepaid expenses.......................................    103,392      82,691
                                                        ----------  ----------
  Total current assets.................................  1,067,818   1,146,571
                                                        ----------  ----------
Property, plant and equipment, at cost.................  4,283,167   4,214,765
Accumulated depreciation...............................  2,551,360   2,426,649
                                                        ----------  ----------
  Net property, plant and equipment....................  1,731,807   1,788,116
Goodwill and other intangibles--net....................    375,290     385,512
Other noncurrent assets................................    525,515     659,260
Net assets of discontinued operations..................     46,542     154,707
                                                        ----------  ----------
  Total assets......................................... $3,746,972  $4,134,166
                                                        ==========  ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable....................................... $  238,157  $  291,666
Accrued compensation...................................    156,862     152,235
Short-term debt........................................     45,000      45,000
Current and deferred income taxes......................    137,981      58,888
Other accrued liabilities..............................    248,755     264,833
                                                        ----------  ----------
  Total current liabilities............................    826,755     812,622
                                                        ----------  ----------
Long-term debt.........................................    957,674   1,153,226
Deferred income taxes..................................    231,043     229,538
Other noncurrent liabilities...........................    353,097     347,283
Shareholders' equity:
  Common stock, at stated value ($1.25 par value)......    320,962     320,962
  Retained earnings, net of cumulative translation
   adjustments of $58,310 and $45,782 at June 30, 1998
   and December 31, 1997, respectively.................  1,508,684   1,482,624
  Unearned compensation................................     (7,922)     (9,414)
  Reacquired common stock, at cost.....................   (443,321)   (202,675)
                                                        ----------  ----------
      Total shareholders' equity.......................  1,378,403   1,591,497
                                                        ----------  ----------
      Total liabilities and shareholders' equity....... $3,746,972  $4,134,166
                                                        ==========  ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30
                             (THOUSANDS OF DOLLARS)

                                                            1998       1997
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income............................................. $ 102,943  $  67,017
  Loss from discontinued operations......................    80,067     13,019
  Gain on sale of Metromail shares, net of tax...........   (87,394)       --
  Depreciation...........................................   158,141    155,487
  Amortization...........................................    18,450     21,156
  Gain on sale of assets.................................    (8,587)   (12,048)
  Net change in operating working capital................    24,245    165,647
  Net change in other assets and liabilities.............    79,401    (30,134)
  Other..................................................   (13,179)      (398)
                                                          ---------  ---------
Net cash provided by operating activities................   354,087    379,746
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................  (108,429)  (226,213)
  Other investments......................................   (20,151)   (35,471)
  Dispositions of assets.................................    16,023     28,782
  Disposition of Metromail shares, net of tax............   238,438        --
                                                          ---------  ---------
Net cash provided by (used for) investing activities.....   125,881   (232,902)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net decrease in borrowings.............................  (195,552)   (96,782)
  Disposition of reacquired common stock.................    53,539     25,086
  Acquisition of common stock............................  (294,085)   (14,081)
  Cash dividends on common stock.........................   (57,116)   (56,603)
                                                          ---------  ---------
Net cash used for financing activities...................  (493,214)  (142,380)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..      (825)       447
                                                          ---------  ---------
Net (decrease) increase in cash and equivalents from
 continuing operations...................................   (14,071)     4,911
Net increase in cash from discontinued operations........    28,098     20,561
Cash and equivalents at beginning of period..............    47,814     21,317
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  61,841  $  46,789
                                                          =========  =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at Dec. 31, 1997 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-
Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1997 annual report on Form 10-K.

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


  Note 2. Components of the company's inventories at June 30, 1998, and Dec. 31, 1997, were as follows:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Raw materials and manufacturing supplies.................... $119,193  $123,280
Work in process.............................................  164,730   153,142
Finished goods..............................................    1,056     1,047
Progress billings...........................................  (48,805)  (31,715)
LIFO reserve................................................  (46,879)  (44,352)
                                                             --------  --------
    Total inventories....................................... $189,295  $201,402
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
 Interest paid, net of capitalized interest................. $ 48,912  $ 44,546
 Income taxes paid.......................................... $ 28,495  $ 31,168


  Note 4. On Nov. 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog production operations in 1993. Other general claims relate to other company locations. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely, and plaintiffs have filed a motion for class certification. Both motions are pending.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  On Dec. 18, 1995, a class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. On Oct. 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. On Aug. 14, 1997, the court denied plaintiffs' motion and certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

  On June 30, 1998, a purported class action was filed against the company in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 (Adams, et al.
v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the Jones complaint, the Adams plaintiffs also claim retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the Jones case.

  Both the Jones and Gerlib cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. Further, with regard to all three cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

  Note 5. The company adopted Statement of Financial Accounting Standard No. 130, Comprehensive Income, effective for the six months ended June 30, 1998. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions or other economic events, excluding capital stock transactions, that impact shareholders' equity. For the company, the only difference between net income and comprehensive income is the effect of the increase in unrealized foreign currency translation losses of $13 million and $5 million for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income equaled $90 million and $62 million for the six months ended June 30, 1998 and 1997, respectively.

  Note 6. Metromail Corporation, formerly a wholly-owned subsidiary of the company, completed an initial public offering of its common stock in June 1996, reducing the company's ownership to approximately 38%. In March 1998, Metromail entered into a merger agreement with The Great Universal Stores, P.L.C. (GUS), pursuant to which GUS initiated a tender offer for the outstanding shares of Metromail. In conjunction with the merger, the company committed to sell its remaining interest in Metromail to GUS. On April 13, 1998, the company received $297 million, or approximately $238 million after-tax, for its remaining interest in Metromail.

  Note 7. Donnelley Enterprise Solutions Incorporated (DESI), formerly a wholly-owned subsidiary of the company, completed an initial public offering of its common stock in November 1996, reducing the company's ownership to approximately 43%. In May 1998, DESI entered into a merger agreement with Bowne & Co., Inc. (Bowne), pursuant to which Bowne initiated a tender offer to acquire all outstanding shares of DESI for $21 per share. In conjunction with the merger, the company committed to sell its remaining interest in DESI to Bowne. On July 7, 1998, the company received $45 million for its remaining interest in DESI. The accounting for the transaction will be reflected in the company's results for the quarter ending Sept. 30, 1998.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  Note 8. In the second quarter of 1998, the company recorded an $80 million impairment charge related to the write-down of goodwill on the books of Corporate Software & Technologies Incorporated (CS&T) remaining from the 1995 transaction that created Stream International Holdings, Inc.
CS&T is reported as a discontinued operation in the accompanying financial statements.

  Note 9. On June 30, 1998, the company issued $69 million of 8.82% debentures due 2031 in exchange for the same amount of its 8.88% debentures due 2021. No accounting gain or loss was recognized on this transaction.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER AND FIRST HALF 1998 TO 1997

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

  Sales results by business unit for the second quarter and first half of 1998 and 1997 are presented below:

                          NET SALES BY BUSINESS UNIT

   SECOND QUARTER ENDED JUNE 30,
   (THOUSANDS OF DOLLARS)              1998    % OF TOTAL    1997    % OF TOTAL
   -----------------------------    ---------- ---------- ---------- ----------
   Merchandise Media............... $  279,100     24%    $  289,540     25%
   Magazine Publishing Services....    313,046     27%       310,017     27%
   Book Publishing Services........    175,579     15%       182,116     16%
   Telecommunications..............    175,519     15%       170,746     15%
   Financial Services..............    146,235     13%       132,308     12%
   Other...........................     54,104      6%        52,048      5%
                                    ----------    ----    ----------    ----
                                    $1,143,583    100%    $1,136,775    100%
                                    ==========    ====    ==========    ====

                   NET SALES BY BUSINESS UNIT--YEAR TO DATE

FIRST HALF ENDED JUNE 30,                                 % OF             % OF
(THOUSANDS OF DOLLARS)                            1998    SALES    1997    SALES
-------------------------                      ---------- ----- ---------- -----
Merchandise Media............................. $  569,951   25% $  575,651   26%
Magazine Publishing Services..................    644,047   28%    609,591   27%
Book Publishing Services......................    343,936   15%    353,165   16%
Telecommunications............................    365,532   16%    344,056   15%
Financial Services............................    269,786   12%    247,587   11%
Other.........................................    111,727    4%    109,372    5%
                                               ----------  ---  ----------  ---
                                               $2,304,979  100% $2,239,422  100%
                                               ==========  ===  ==========  ===

                      CONSOLIDATED RESULTS OF OPERATIONS

  The company reported income from continuing operations (excluding the gain on the sale of the company's remaining interest in Metromail) for the second quarter of 1998 of $51 million, or 36 cents per diluted share, compared with $45 million, or 30 cents per diluted share, in the second quarter of 1997. Including the Metromail gain and an $80 million impairment charge related to the write-down of the company's net assets of discontinued operations, net income for the second quarter was $59 million, or 41 cents per diluted share, compared with $38 million, or 25 cents per diluted share, in the second quarter of 1997.

  For the first six months of 1998, the company reported income from continuing operations (excluding the Metromail gain) of $96 million, or 66 cents per diluted share, compared with $80 million, or 54 cents per diluted share, in 1997's first half. Including the Metromail gain and the impairment charge, net income rose by 54 percent to $103 million, or 71 cents per diluted share, from $67 million or 45 cents per diluted share, a year earlier.

                            CONSOLIDATED NET SALES

  Net sales for the second quarter of 1998 increased by $7 million to $1.1 billion. Magazine Publishing Services increased due to growth across most product categories and due to relatively strong demand. Telecommunications increased as a result of increased advertising demand. Financial Services increased due to the strength of the capital markets and the high level of mergers and acquisition activity. Book Publishing Services declined due to weakness in the four-color trade market and a reduction in distribution and fulfillment activities. Merchandise Media declined due to disappointing performance in retail inserts and changes in paper purchasing activities.

  Net sales for the first half increased by $66 million to $2.3 billion, due primarily to growth in Financial Services resulting from the strength of the capital markets and a significant customer's change in production cycle to move directory titles from the fourth quarter of 1997 to the first quarter of 1998.

                             CONSOLIDATED EXPENSES

  Gross profit in the second quarter of 1998 increased 15% to $241 million and in the first half of 1998 increased 14% to $459 million, due to lower costs driven by the benefit of restructuring activities begun in 1997 and the company's focus on continuous productivity improvement, as well as improvements in the operations of the logistics and fulfillment businesses. In addition, in the previous year's first half, the company incurred higher expenses associated with the development of the company's logistics and fulfillment businesses and the start-up of a Roanoke, Va., book plant.

  Selling and administrative expenses for the second quarter of 1998 increased 11% to $143 million, due to increases in information systems-related expenditures. The ratio of selling and administrative expenses to net sales was 13% for the second quarter of 1998 and 11% for the second quarter of 1997. Earnings from operations increased by 22% to $97 million, corresponding to an improvement in operating margins from 7% to 8.5% of net sales.

  Selling and administrative expenses in the first half of 1998 increased 9.5% to $274 million due to volume increases, increases in information systems-related expenditures and Stream International expenditures. The ratio of selling and administrative expenses to net sales was 11.9% for the first half of 1998 and 11.2% in the first half of 1997. Earnings from operations increased 21.8% to $185 million. The operating margin widened to 8% from 6.8% a year earlier.

                           SUMMARY OF EXPENSE TRENDS

   SECOND QUARTER ENDED
   JUNE 30,                                    % INCREASE
   (THOUSANDS OF DOLLARS)     1998      1997   (DECREASE)
   ----------------------   --------- -------- ---------- --- --- ---
   Cost of materials....... $ 426,944 $441,761    (3.4%)
   Cost of manufacturing...   388,456  388,376      --
   Depreciation............    76,766   83,018    (7.5%)
   Amortization............    10,669   14,783   (27.8%)
   Selling and
    administrative.........   143,429  129,154    11.1%
   Net interest expense....    19,689   22,622   (13.0%)
   FIRST HALF ENDED JUNE
   30,                                         % INCREASE
   (THOUSANDS OF DOLLARS)     1998      1997   (DECREASE)
   ----------------------   --------- -------- ----------
   Cost of materials....... $ 882,085 $868,602      1.6%
   Cost of manufacturing...   787,496  792,237     (0.6%)
   Depreciation............   158,141  155,487      1.7%
   Amortization............    18,450   21,156    (12.8%)
   Selling and
    administrative.........   273,649  249,932      9.5%
   Net interest expense....    39,636   45,182    (12.3%)

                              NONOPERATING ITEMS

  Interest expense decreased approximately $3 million in the quarter and $6 million in the first half of 1998 due to lower average debt balances associated with improved balance sheet management. Other income declined approximately $8 million in the quarter due to a gain on the sale of investments in the second quarter of 1997 in the company's venture-capital portfolio. Other income declined approximately $12 million in the first half of 1998 due primarily to a non-recurring gain in 1997 on the sale of the company's interest in a magazine distribution venture in the United Kingdom and the gains in 1997 on the sale of investments in the company's venture-capital portfolio.

                            DISCONTINUED OPERATIONS

  The operations of MMI and CS&T are reported as discontinued operations in conjunction with the restructuring of the company's ownership interest in SIH, as discussed above. Results for the second quarter and first half of 1998 include an $80 million impairment charge related to the write-down of goodwill on the books of CS&T. Results for the second quarter and first half of 1997 include losses from discontinued operations of $7 million and $13 million, respectively.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the first half of 1998, net cash flow provided by operating activities was $354 million, down $26 million from last year's first half. Increased net income was offset by a decline in cash provided from operating working capital (defined as inventories, accounts receivable and prepaid expenses, minus accounts payable, accrued compensation and other accrued liabilities) predominantly due to a smaller decline in receivables, larger decline in payables and the payment of incentive compensation. Capital expenditures totaled $108 million for the first half of 1998. Spending was directed principally to projects that are expected to further enhance productivity. Full-year capital spending is expected to total between $300 million and $350 million. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth.

  At June 30, 1998, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

SUBSEQUENT EVENT

  Donnelley Enterprise Solutions Incorporated (DESI), formerly a wholly-owned subsidiary of the company, completed an initial public offering of its common stock in November 1996, reducing the company's ownership to approximately 43%. In May 1998, DESI entered into a merger agreement with Bowne & Co., Inc. (Bowne), pursuant to which Bowne initiated a tender offer to acquire all outstanding shares of DESI for $21 per share. In conjunction with the merger agreement, the company committed to tender its shares in DESI pursuant to its offer. On July 7, 1998, the company received $45 million for its remaining interest in DESI. The accounting for the transaction will be reflected in the company's results for the quarter ending Sept. 30, 1998.

OTHER INFORMATION

  Share repurchase--In January 1998, the board of directors authorized a program to repurchase up to $500 million of the company's common stock in privately negotiated or open-market transactions over an 18-month period. The program will include shares purchased for issuance under various stock option plans.

  The company utilized proceeds from the sale of its remaining interest in Metromail to support the $500 million share buyback. During the first half of the year, the company purchased approximately 7.1 million shares, at an average price of $41.83 per share.

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

  Process control and information systems are becoming increasingly important to the effective management of the company. Increased spending on new systems and updating of existing systems will be necessary. In 1998, these efforts will be focused on ensuring that processes and systems are Year 2000 compliant. The company is deferring a number of other infrastructure and systems initiatives that would support continuous productivity improvements and enhanced service capabilities until after the company is Year 2000 compliant.

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

  The company's efforts to address Year 2000 compliance issues include (i) evaluating internal computing infrastructure, business applications and shop-floor systems for Year 2000 compliance, (ii) replacing or renovating systems and applications as necessary to assure such compliance, and (iii) testing the replaced or renovated systems and applications. The company's efforts in these respects are well under way, and the company currently expects that all phases of such efforts will be completed by mid-1999. In addition to its internal remediation activities, the company has recently commenced evaluating compliance by key suppliers and vendors and other external companies, including customers, whose systems interact with those of the company. The company expects to substantially complete this evaluation in early 1999.

  Although the company expects its internal systems to be Year 2000 compliant as described above, the company intends to prepare a contingency plan that will specify what it plans to do if it or important suppliers, vendors and external companies are not Year 2000 compliant in a timely manner. The company expects to have an initial contingency plan finalized by March 31, 1999, and to update it from time to time as developments warrant.

  Company employees, assisted by the expertise of external consultants where necessary, staff the Year 2000 compliance efforts. Management believes that the cost of the Year 2000 initiative will not materially impact reported financial information so as not to be indicative of future operating results or financial condition.

  Litigation--On Nov. 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Ill., on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog production operations begun in 1993. Other general claims relate to other company locations. The company has filed a motion for partial summary judgment as to all claims relating to its Chicago catalog operations on the grounds that those claims are untimely and plaintiffs have filed a motion for class certification. Both motions are pending.

  On Dec. 18, 1995, a class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. On Oct. 8, 1996, plaintiffs filed a motion to maintain the ERISA claims as a class action on behalf of all company retirement plan participants who were eligible for early retirement benefits at the time of their termination. On Aug. 14, 1997, the court denied plaintiffs' motion and certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

  On June 30, 1998, a purported class action was filed against the company in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 (Adams, et al v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the Jones complaint, the Adams plaintiffs also claim retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the Jones case.

  Both the Jones and Gerlib cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. Further, with regard to all three cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

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

  The company is a large consumer of paper, acquired for customers and by customers. The cost and supply of certain paper grades consumed in the manufacturing process will continue to affect the company's financial results. Although prices were slightly higher in the second quarter, management currently does not foresee any disruptive conditions affecting prices and supply of paper in 1998.

  Postal costs are a significant component of the cost structure of the customers of the company. Changes in postal rates in 1999 are expected to be manageable for most key customer segments.

  Additionally, proposed changes to the Postal Service's legislative charter also could affect the postal communication and commerce environment. While the proposed legislative changes are controversial, aspects of the proposal could strengthen the company's position as a postal intermediary. Even in the absence of legislative reform, the company's ability to improve the cost efficiency of mail processing and distribution will enhance its position in the postal business marketplace.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, since the majority of the company's debt is at fixed interest rates, the company's exposure to interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company's exposure to adverse changes in foreign exchange rates is also immaterial to the consolidated financial statements of the company as a whole, although the company occasionally uses financial instruments to hedge what exposure to foreign exchange rate changes it may have. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in the company's 1997 annual report on Form 10-K.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On each of June 30, 1998, and Nov. 25, 1996, a purported class action was brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On Dec. 18, 1995, a purported class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company's Chicago, Ill., catalog operations, and violation of the Employee Retirement Income Security Act. These actions are described in part I of this quarterly report on Form 10-Q.

ITEM 5. OTHER INFORMATION

  Certain statements in this filing, including the discussions of management expectations for 1998 and Year 2000 compliance, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company's 1997 Annual Report on Form 10-K for a description of such factors.

  The company's expectation to be Year 2000 compliant in a timely manner and at a cost that is not material could be adversely affected by several factors, including the ability of the company to attract and retain trained personnel or third party suppliers in this area, the costs to do so, and the ability to identify and correct systems or applications that require remediation. The failure of the company to achieve Year 2000 compliance or the failure of its key suppliers, vendors or customers to achieve Year 2000 compliance in a timely manner could have a material adverse effect on the company.

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

        August 14, 1998
Date __________________________