Form 10-Q
period 1998-09-30
DONNELLEY R R & SONS CO
filed 1998-11-12
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  NUMBER OF SHARES OF COMMON STOCK
  OUTSTANDING
   AS OF OCTOBER 31, 1998                                            135,807,414

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                        PAGE
                                  INDEX                               NUMBER(S)
                                  -----                               ---------
     Condensed Consolidated Statements of Income (Unaudited) for the
      three and nine months ended September 30, 1998 and 1997........       3
     Condensed Consolidated Balance Sheets (Unaudited) as of
      September 30, 1998 and December 31, 1997.......................       4
     Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the nine months ended September 30, 1998 and 1997..............       5
     Notes to Condensed Consolidated Financial Statements
      (Unaudited)....................................................     6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS

     Comparison of Third Quarter and First Nine Months 1998 to 1997..    9-11
     Changes in Financial Condition..................................   11-12
     Other Information...............................................   12-14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...      14

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................      15
ITEM 5. OTHER INFORMATION............................................      15
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................      15

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30            SEPTEMBER 30
                                ----------------------  ----------------------
                                   1998        1997        1998        1997
                                ----------  ----------  ----------  ----------
Net sales.....................  $1,274,479  $1,221,743  $3,604,040  $3,479,702
Cost of sales.................     980,459     961,214   2,851,213   2,817,233
                                ----------  ----------  ----------  ----------
Gross profit..................     294,020     260,529     752,827     662,469
Selling and administrative
 expenses.....................     145,776     126,275     419,425     376,207
                                ----------  ----------  ----------  ----------
Earnings from operations......     148,244     134,254     333,402     286,262
Other income (expense):
  Interest expense............     (19,400)    (22,079)    (59,036)    (67,262)
  Gain on sale of Metromail
   shares.....................         --          --      145,656         --
  Gain on sale of DESI shares
   ...........................      23,247         --       23,247         --
  Other income--net...........       2,078       4,356       3,960      18,686
                                ----------  ----------  ----------  ----------
Earnings before income taxes..     154,169     116,531     447,229     237,686
Provision for income taxes....      54,926      35,226     164,975      76,345
                                ----------  ----------  ----------  ----------
Income from continuing
 operations...................      99,243      81,305     282,254     161,341
Loss from discontinued
 operations...................         --       (9,148)    (80,067)    (22,168)
                                ----------  ----------  ----------  ----------
Net income....................  $   99,243  $   72,157  $  202,187  $  139,173
                                ==========  ==========  ==========  ==========
Income from continuing
 operations per share of
 common stock:
  Basic.......................  $     0.72  $     0.56  $     2.00  $     1.10
  Diluted.....................  $     0.71  $     0.55  $     1.97  $     1.09
Loss from discontinued
 operations per share of
 common stock:
  Basic.......................  $      --   $    (0.06) $    (0.57) $    (0.15)
  Diluted.....................  $      --   $    (0.06) $    (0.56) $    (0.15)
Net income per share of common
 stock:
  Basic.......................  $     0.72  $     0.50  $     1.43  $     0.95
  Diluted.....................  $     0.71  $     0.49  $     1.41  $     0.94
Cash dividends per basic
 share........................  $     0.21  $     0.20  $     0.62  $     0.58
Average basic shares
 outstanding..................     138,075     146,192     140,982     146,086
Average diluted shares
 outstanding..................     140,247     148,507     143,212     147,719


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (THOUSANDS OF DOLLARS)

                                   ASSETS
                                                            1998        1997
                                                         ----------  ----------
Cash and equivalents...................................  $   86,172  $   47,814
Receivables, less allowance for doubtful accounts of
 $20,366 and $16,259 at September 30, 1998 and December
 31, 1997, respectively................................     868,092     814,664
Inventories............................................     208,540     201,402
Prepaid expenses.......................................      70,729      82,691
                                                         ----------  ----------
  Total current assets.................................   1,233,533   1,146,571
                                                         ----------  ----------
Property, plant and equipment, at cost.................   4,313,963   4,214,765
Accumulated depreciation...............................   2,613,683   2,426,649
                                                         ----------  ----------
  Net property, plant and equipment....................   1,700,280   1,788,116
Goodwill and other intangibles--net....................     368,503     385,512
Other noncurrent assets................................     512,602     659,260
Net assets of discontinued operations..................      45,472     154,707
                                                         ----------  ----------
  Total assets.........................................  $3,860,390  $4,134,166
                                                         ==========  ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.......................................  $  299,554  $  291,666
Accrued compensation...................................     184,232     152,235
Short-term debt........................................      45,000      45,000
Current and deferred income taxes......................      94,233      58,888
Other accrued liabilities..............................     285,903     264,833
                                                         ----------  ----------
  Total current liabilities............................     908,922     812,622
                                                         ----------  ----------
Long-term debt.........................................   1,086,239   1,153,226
Deferred income taxes..................................     239,768     229,538
Other noncurrent liabilities...........................     337,262     347,283
Shareholders' equity:
  Common stock, at stated value ($1.25 par value)......     320,962     320,962
  Retained earnings, net of cumulative translation
   adjustments of $52,645 and $45,782 at September 30,
   1998 and December 31, 1997, respectively............   1,555,506   1,482,624
  Unearned compensation................................      (7,183)     (9,414)
  Reacquired common stock, at cost.....................    (581,086)   (202,675)
                                                         ----------  ----------
      Total shareholders' equity.......................   1,288,199   1,591,497
                                                         ----------  ----------
      Total liabilities and shareholders' equity.......  $3,860,390  $4,134,166
                                                         ==========  ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                             (THOUSANDS OF DOLLARS)

                                                            1998       1997
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income............................................. $ 202,187  $ 139,173
  Loss from discontinued operations......................    80,067     22,168
  Gain on sale of Metromail shares, net of tax...........   (87,394)       --
  Gain on sale of DESI shares, net of tax................   (13,948)       --
  Depreciation...........................................   239,334    242,588
  Amortization...........................................    35,683     31,563
  Gain on sale of assets.................................    (7,855)   (15,990)
  Net change in operating working capital................   (17,540)    89,995
  Net change in other assets and liabilities.............    38,791     (4,838)
  Other..................................................    (7,807)    (2,595)
                                                          ---------  ---------
Net cash provided by operating activities................   461,518    502,064
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................  (159,083)  (284,959)
  Other investments......................................   (49,994)   (35,171)
  Dispositions of assets.................................    15,657     34,230
  Disposition of Metromail shares, net of tax............   238,438        --
  Disposition of DESI shares, net of tax.................    35,641        --
                                                          ---------  ---------
Net cash provided by (used for) investing activities.....    80,659   (285,900)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net decrease in borrowings.............................   (66,987)   (98,278)
  Disposition of reacquired common stock.................    64,324     36,275
  Acquisition of common stock............................  (443,674)   (50,615)
  Cash dividends on common stock.........................   (86,477)   (85,871)
                                                          ---------  ---------
Net cash used for financing activities...................  (532,814)  (198,489)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..      (174)      (239)
                                                          ---------  ---------
Net increase in cash and equivalents from continuing
 operations..............................................     9,189     17,436
Net increase in cash from discontinued operations........    29,169      8,870
Cash and equivalents at beginning of period..............    47,814     21,317
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  86,172  $  47,623
                                                          =========  =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at Dec. 31, 1997, is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-
Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1997 annual report on Form 10-K.

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


  Note 2. Components of the company's inventories at Sept. 30, 1998, and Dec. 31, 1997, were as follows:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Raw materials and manufacturing supplies.................... $128,731  $123,280
Work in process.............................................  212,839   153,142
Finished goods..............................................      918     1,047
Progress billings...........................................  (88,070)  (31,715)
LIFO reserve................................................  (45,878)  (44,352)
                                                             --------  --------
    Total inventories....................................... $208,540  $201,402
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                               (THOUSANDS OF
                                                                 DOLLARS)
                                                             ------------------
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Interest paid, net of capitalized interest.................. $ 44,200  $ 51,000
Income taxes paid........................................... $128,437  $ 46,233

  The increase in income taxes paid in the nine months ended 1998, primarily reflects the payment of taxes resulting from the transactions described in Notes 6 and 7 below.


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

  Note 5. The company adopted Statement of Financial Accounting Standard No. 130, Comprehensive Income, effective for the nine months ended Sept. 30, 1998. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions or other economic events, excluding capital stock transactions, that impact shareholders' equity. For the company, the only difference between net income and comprehensive income is the effect of the increase in unrealized foreign currency translation losses of $7 million and $13 million for the nine months ended Sept. 30, 1998 and 1997, respectively. Comprehensive income equaled $195 million and $126 million for the nine months ended Sept. 30, 1998 and 1997, respectively.

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

  Note 7. Donnelley Enterprise Solutions Incorporated (DESI), formerly a wholly-owned subsidiary of the company, completed an initial public offering of its common stock in November 1996, reducing the company's ownership to approximately 43%. In May 1998, DESI entered into a merger agreement with Bowne & Co., Inc. (Bowne), pursuant to which Bowne initiated a tender offer to acquire all outstanding shares of DESI. In conjunction with the merger, the company committed to sell its remaining interest in DESI to Bowne. On July 7, 1998, the company received $45 million, or approximately $36 million after-tax for its remaining interest in DESI.

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  Note 8. In the second quarter of 1998, the company recorded an $80 million impairment charge related to the write-down of goodwill on the books of Corporate Software & Technologies Incorporated (CS&T) remaining from the 1995 transaction that created Stream International Holdings Inc.
CS&T is reported as a discontinued operation in the accompanying financial statements.

  Note 9. On June 30, 1998, the company issued $69 million of 8.82% debentures due 2031 in exchange for the same amount of its 8.88% debentures due 2021. No accounting gain or loss was recognized on this transaction.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THIRD QUARTER AND FIRST NINE MONTHS OF 1998 TO 1997

                               ABOUT THE COMPANY

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

  The commercial print industry is a large, fragmented industry consisting of more than 52,000 firms and over 1 million employees in the United States and generates approximately $140 billion in revenue. The company has market-leading positions in five categories of the market served by its business units: Merchandise Media, which serves the catalog, retail insert and direct-mail markets; Magazine Publishing Services, which serves the consumer and the trade and specialty magazine markets; Book Publishing Services, which serves the trade, juvenile, educational and religious book markets; Telecommunications, which serves the domestic and international directory markets; and Financial Services, which serves the communication needs of the capital markets and the mutual fund and healthcare industries. In addition to its domestic operations, the company has operations in Europe, Latin America and Asia.

  For most of 1997, the company owned approximately 80% of Stream International Holdings Inc. (SIH), which included three business units: Modus Media International (software replication, documentation, and kitting and assembly), Corporate Software & Technology (licensing and fulfillment, customized documentation, license administration and user training) and Stream International (technical and help-line support). SIH was formed in April 1995 by a merger of the company's Global Software Services business with Corporate Software, Inc.

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

  Sales results by business unit for the third quarter and first nine months of 1998 and 1997 are presented below:

                          NET SALES BY BUSINESS UNIT

   THIRD QUARTER ENDED SEPTEMBER
   30,
   (THOUSANDS OF DOLLARS)             1998    % OF TOTAL    1997    % OF TOTAL
   -----------------------------   ---------- ---------- ---------- ----------
   Merchandise Media.............  $  335,247     26%    $  335,137     27%
   Magazine Publishing Services..     339,982     27%       322,566     26%
   Book Publishing Services......     202,379     16%       203,211     17%
   Telecommunications............     198,615     16%       182,125     15%
   Financial Services............     133,235     10%       119,896     10%
   Other.........................      65,021      5%        58,808      5%
                                   ----------    ----    ----------    ----
                                   $1,274,479    100%    $1,221,743    100%
                                   ==========    ====    ==========    ====

                   NET SALES BY BUSINESS UNIT--YEAR TO DATE

NINE MONTHS ENDED SEPTEMBER 30,                           % OF             % OF
(THOUSANDS OF DOLLARS)                            1998    SALES    1997    SALES
-------------------------------                ---------- ----- ---------- -----
Merchandise Media............................. $  905,199  25%  $  910,789  26%
Magazine Publishing Services..................    984,030  27%     932,157  27%
Book Publishing Services......................    546,315  15%     556,376  16%
Telecommunications............................    564,146  16%     526,182  15%
Financial Services............................    403,021  11%     367,483  11%
Other.........................................    201,329   6%     186,715   5%
                                               ---------- ----  ---------- ----
                                               $3,604,040 100%  $3,479,702 100%
                                               ========== ====  ========== ====

                      CONSOLIDATED RESULTS OF OPERATIONS

  The company reported income from continuing operations [excluding the gain on the sale of the company's remaining interest in Donnelley Enterprise Solutions Incorporated (DESI)] for the third quarter of 1998 of $85 million, or 61 cents per diluted share, compared with $81 million, or 55 cents per diluted share, in the third quarter of 1997. Including the DESI gain and last year's loss from discontinued operations, net income for the third quarter of 1998 was $99 million, or 71 cents per diluted share, compared with $72 million, or 49 cents per diluted share, in the third quarter of 1997.

  For the first nine months of 1998, the company reported income from continuing operations (excluding gain on the sale of the company's remaining interest in Metromail Corporation and the DESI gain) of $181 million, or $1.26 per diluted share, compared with $161 million, or $1.09 per diluted share, in 1997's first nine months. Including the Metromail and DESI gains and losses from discontinued operations, net income rose by 45 percent to $202 million, or $1.41 per diluted share, from $139 million or 94 cents per diluted share, a year earlier.

                            CONSOLIDATED NET SALES

  Net sales for the third quarter of 1998 increased by $53 million, or 4.3 percent, to $1.3 billion. Magazine Publishing Services increased due to relatively strong demand across most product categories. Telecommunications increased as a result of increased advertising demand. Financial Services increased due to the strength of the capital markets early in the quarter. Merchandise Media increased slightly from the third quarter of 1997. Third quarter 1998 sales for this business unit reflected the production of fewer retail inserts and changes initiated in paper purchasing activities, which reduced net sales and material costs. Book Publishing Services declined due to weakness in the four-color trade market and a reduction in the company's distribution and fulfillment activities.

  Net sales for the first nine months increased by $124 million, or 3.6 percent, to $3.6 billion. Magazine sales were higher, reflecting strong advertising. Telecommunication sales were higher reflecting a significant customer's change in production cycle to move directory titles from the fourth quarter of 1997 to the first quarter of 1998, and Financial Services' sales were higher resulting from the strength of the capital markets.

  Excluding materials (principally paper and ink), sales increased by 5.8 percent for the third quarter and 4.6 percent for the first nine months, reflecting the expanded scope of value-added services provided by the company.

                             CONSOLIDATED EXPENSES

  Gross profit in the third quarter of 1998 increased 13% to $294 million and in the first nine months of 1998 increased 14% to $753 million, due to lower costs driven by the benefit of restructuring activities begun in 1997 and the company's focus on continuous productivity improvement, as well as improvements in the operations of the logistics and fulfillment businesses. In addition, in the previous year's first nine months, the company incurred higher expenses associated with the development of the company's logistics and fulfillment businesses and the startup of a Roanoke, Va., four-color short run book plant.

  Selling and administrative expenses for the third quarter of 1998 increased 15% to $146 million, due to increases in volume and information systems-related expenditures. The ratio of selling and administrative expenses to net sales was 11.4% for the third quarter of 1998 and 10.3% for the third quarter of 1997. Earnings from operations increased by 10% to $148 million, corresponding to an improvement in operating margins from 11.0% to 11.6% of net sales.

  Selling and administrative expenses in the first nine months of 1998 increased 11% to $419 million due to volume increases, increases in information systems-related expenditures and higher Stream International expenditures. The ratio of selling and administrative expenses to net sales was 11.6% for the first nine months of 1998 and 10.8% in the first nine months of 1997. Earnings from operations increased 16% to $333 million. The operating margin widened to 9.3% from 8.2% a year earlier.

                           SUMMARY OF EXPENSE TRENDS

   THIRD QUARTER ENDED
   SEPTEMBER 30,                                       % INCREASE
   (THOUSANDS OF DOLLARS)          1998        1997    (DECREASE)
   ----------------------       ----------- ---------- ---------- --- --- ---
   Cost of materials........... $   478,068 $  468,902    2.0%
   Cost of manufacturing.......     403,965    394,804    2.3%
   Depreciation................      81,193     87,101   (6.8)%
   Amortization................      17,233     10,407   65.6%
   Selling and administrative..     145,776    126,275   15.4%
   Net interest expense........      19,400     22,079  (12.1)%
   NINE MONTHS ENDED SEPTEMBER
   30,                                                 % INCREASE
   (THOUSANDS OF DOLLARS)          1998        1997    (DECREASE)
   ---------------------------  ----------- ---------- ----------
   Cost of materials........... $ 1,360,153 $1,335,126    1.9%
   Cost of manufacturing.......   1,216,043  1,207,956    0.7%
   Depreciation................     239,334    242,588   (1.3)%
   Amortization................      35,683     31,563   13.1%
   Selling and administrative..     419,425    376,207   11.5%
   Net interest expense........      59,036     67,262  (12.2)%

                              NONOPERATING ITEMS

  Interest expense decreased approximately $3 million in the quarter and $8 million in the first nine months of 1998 due to lower average debt balances associated with improved balance sheet management. Other income declined approximately $2 million in the quarter due to a gain, in the third quarter of 1997, on the sale of non-core investments. Other income declined approximately $15 million in the first nine months of 1998 due to non-recurring gains in 1997 on the sale of the company's interest in a magazine distribution venture in the United Kingdom and the sale of other non-core investments.

                            DISCONTINUED OPERATIONS

  The operations of MMI and CS&T are reported as discontinued operations in conjunction with the restructuring of the company's ownership interest in SIH, as discussed above. Results for the first nine months of 1998 include an $80 million impairment charge related to the write-down of goodwill on the books of CS&T. Results for the third quarter and first nine months of 1997 include losses from discontinued operations of $9 million and $22 million, respectively.

CHANGES IN FINANCIAL CONDITION

                        LIQUIDITY AND CAPITAL RESOURCES

  For the first nine months of 1998, net cash flow provided by operating activities was $462 million, down $41 million from last year's first nine months. Increased net income was offset by a decline in cash provided from operating working capital (defined as inventories, accounts receivable and prepaid expenses, minus accounts payable, accrued compensation and other accrued liabilities) predominantly due to an increase in receivables on the higher sales, and the payment of incentive compensation. Capital expenditures totaled $159 million for the first nine months of 1998 compared with $285 million spent in the first nine months of 1997. Spending was focused on projects that are expected to further enhance productivity. Full-year capital spending is expected to be approximately $270 million. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth.

  At Sept. 30, 1998, the company had an unused revolving credit facility of $550 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

OTHER INFORMATION

  Share repurchase--In January 1998, the board of directors authorized a program to repurchase up to $500 million of the company's common stock in privately negotiated or open-market transactions over an 18-month period. The program includes shares purchased for issuance under various stock option plans. On Sept. 24, 1998, the board of directors approved a new, $300 million stock repurchase program, which augments the $500 million repurchase program announced in January 1998.

  The company utilized proceeds from the sale of its remaining interests in Metromail and DESI to support the share buyback. During the first nine months of the year, the company purchased approximately 10.6 million shares, at an average price of $41.72 per share.

  Technology--The company remains a technology leader, investing not only in print-related technologies, such as computer-to-plate and digital printing, but also in areas such as distribution of content and images over the Internet. Technology is applied to enhance customers' products across the entire manufacturing process. The company's recent investments have been focused on development of a digital platform to support the movement of work from customers' desktops across the company's manufacturing process, enabling output in multiple media. The company is focused on investing in technologies that contribute to its financial performance and help it deliver products, services and solutions its competitors cannot easily duplicate.

  Process control and information systems are becoming increasingly important to the effective management of the company. Increased spending on new systems and updating of existing systems will be necessary. In 1998 and 1999, these efforts will be focused on ensuring that processes and systems are Year 2000 compliant. In addition, the company is focused on an initiative to upgrade and standardize the company's information technology infrastructure, which has the incidental effect of addressing certain of the company's Year 2000 compliance issues. The company is deferring a number of other infrastructure and systems initiatives that would support continuous productivity improvements and enhanced service capabilities until after the company completes its Year 2000 efforts.

  The Year 2000 compliance issues stem from the computer industry's practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as facility systems (such as building security and heating) and manufacturing equipment.

  The company's effort to address Year 2000 compliance issues in its core business includes (i) evaluating internal computing infrastructure, business applications and shop-floor systems for Year 2000 compliance (ii) replacing or renovating systems and applications as necessary to assure such compliance, and (iii) testing the replaced or renovated systems and applications. The company's efforts in these respects are well under way, and the company currently expects that all phases of such efforts will be completed by mid-1999. In addition to its internal remediation activities, the company is continuing to evaluate compliance by key suppliers and vendors and other external companies, including customers whose systems interact with those of the company. The company expects to substantially complete this evaluation in early 1999. Separate Year 2000 compliance programs are in progress at Stream International and CS&T, which is classified as discontinued.

  Although the company expects its internal systems to be Year 2000 compliant as described above, the company intends to prepare a contingency plan that will specify what it plans to do if critical systems, processes, suppliers, vendors and external companies encounter Year 2000 issues. The company expects to have an initial contingency plan finalized by March 31, 1999, and to update it from time to time as developments warrant.

  Company employees, assisted by the expertise of external consultants where necessary, staff the Year 2000 compliance efforts. Management expects to spend approximately $40 million for all of 1998 in connection with its Year 2000 initiative, of which approximately $30 million has been spent through the third quarter of 1998. Management expects that expenses will be similar for 1999. These estimated expenses do not include costs being capitalized with respect to the company's information and technology infrastructure upgrade and standardization initiative or estimated costs associated with Year 2000 initiatives at Stream International or CS&T.

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

  In addition to paper and postage costs, consumer confidence and economic growth are key drivers of print demand. While current economic conditions remain favorable, there is uncertainty around next year's business environment. The company's financial printing business unit has performed well to date but is primarily dependent on capital market activity.

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

ITEM 5. OTHER INFORMATION

  Certain statements in this filing, including the discussions of management expectations for future periods and Year 2000 compliance, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company's 1997 Annual Report on Form 10-K for a description of such factors.

  The company's expectation to be Year 2000 compliant in a timely manner and at the costs described could be adversely affected by several factors, including the ability of the company to attract and retain trained personnel or third-party suppliers in this area, the costs to do so, and the ability to identify and correct systems or applications that require remediation. The failure of the company to achieve Year 2000 compliance or the failure of its key suppliers, vendors or customers to achieve Year 2000 compliance in a timely manner could have a material adverse effect on the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

     10(a)  Retirement Policy for Directors, as amended
     10(b)  Directors' Deferred Compensation Agreement, as amended
     10(c)  Senior Management Incentive Plan, as amended
     10(d)  1995 Stock Incentive Plan, as amended
     10(e)  Form of option agreement with non-employee directors, as amended
     27     Financial Data Schedule

  (b) NO CURRENT REPORT ON FORM 8-K WAS FILED DURING THE THIRD QUARTER OF
1998.

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

       November 12, 1998
Date __________________________