Form 10-K405
period 1998-12-31
DONNELLEY R R & SONS CO
filed 1999-03-31
CIK 29669

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

                  For the fiscal year ended December 31, 1998

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

                 Registrant's telephone number--(312) 326-8000

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each Class        Name of each exchange on which registered
 -----------------------------   ----------------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of January 31, 1999, 133,657,005 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange--Composite Trans-actions on January 31, 1999) held by nonaffiliates was $4,795,177,263.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement dated February 18, 1999, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

    Form 10-K
    Item No.                          Name of Item                         Page
    ---------                         ------------                         ----
 Part I
    Item  1.   Business.................................................     3
    Item  2.   Properties...............................................     6
    Item  3.   Legal Proceedings........................................     6
    Item  4.   Submission of Matters to a Vote of Security Holders......     6
               Executive Officers and Other Principal Officers of R.R.
                Donnelley & Sons Company................................     7
 Part II
    Item  5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.....................................     8
    Item  6.   Selected Financial Data..................................     8
    Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................     8
    Item  7A.  Quantitative and Qualitative Disclosures about Market
                Risk....................................................    17
    Item  8.   Financial Statements and Supplementary Data..............    17
    Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................    17
 Part III
    Item 10.   Directors and Executive Officers of the Registrant.......    17
    Item 11.   Executive Compensation...................................    17
    Item 12.   Security Ownership of Certain Beneficial Owners and
                Management..............................................    17
    Item 13.   Certain Relationships and Related Transactions...........    17
 Part IV
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K................................................    18
               Signatures...............................................    19
               Index to Financial Statements and Financial Statement
  Item 14(a).   Schedules...............................................   F-1
               Index to Exhibits........................................   E-1

                                    PART I

ITEM 1. BUSINESS

Industry and Company Overview

  R.R. Donnelley & Sons Company is the largest commercial printer in North America. Our company is a leading provider of printing and related services to the merchandising, magazine, book, directory, financial and healthcare markets. We use our superior skills, scale and technology to deliver solutions that effectively meet our customers' needs. Our common stock (DNY: NYSE) has been publicly traded since 1956. Today, the company has approximately 31,000 employees working in our core printing operations on four continents. We have 49 manufacturing plants with a broad range of capabilities to serve our customers' needs. While 91% of our revenue is generated in the United States, we have extended our core competencies into selected international markets.

  Commercial printing in the United States is a large and fragmented industry, and includes more than 50,000 firms that employ more than one million people and generate approximately $150 billion in annual revenue.

  The segment of commercial printing that we serve generates approximately $80 billion in annual revenue. Within this segment, we have leadership positions in all five of our end markets:

  . Merchandise Media ($1.3 billion, or 26% of 1998 consolidated net sales), serving the consumer and business-to-business catalog, retail insert and direct mail markets;

  . Magazine Publishing Services ($1.2 billion, or 23% of 1998 consolidated net sales), serving the consumer, trade and specialty magazine markets;

  . Telecommunications ($822 million, or 16% of 1998 consolidated net sales), serving the global directory needs of telecommunications providers;

  . Book Publishing Services ($742 million, or 15% of 1998 consolidated net sales), serving the trade, children's, religious and educational book markets; and

  . Financial Services ($532 million, or 11% of 1998 consolidated net sales), serving the communication needs of the financial markets and healthcare industry.

  In addition to our U.S. operations, we operate in Mexico, South America, Europe and China. For reporting purposes, revenues from our international facilities primarily serving the directory market are reported within Telecommunications. Revenues from our two Mexico facilities that primarily serve the magazine market are reported within Magazine Publishing Services. Our third Mexico facility serves the book market and is reported within Book Publishing Services. Revenues from other international facilities serving more than one market are included in "Other." The "Other" classification also includes net sales from R.R. Donnelley Logistics Services (DLS), our logistics and distribution operation. DLS serves our print services customers and others by consolidating and sorting mail so that it is delivered to the postal system closer to the final destination, resulting in reduced postage costs and improved on-time delivery. Additionally, DLS delivers magazine newsstand, newspaper inserts and financial services products. Finally, revenue from Stream International Inc., which provides technical and help-line computer support to its customers, is included in "Other."

  While our printing plants are geographically diverse, the supporting technologies and knowledge base are shared. Our 49 plants have a range of production capabilities to serve the five basic commercial print markets outlined earlier. We manufacture products for these markets with the operational goal of optimizing the efficiency of our common manufacturing platform. As a result, most plants produce work for customers in two or three of our end markets.

  Commercial printing remains a competitive industry. Consolidation among our customers and in the printing industry has put pressure on prices and increased competition among printers. We expect these industry trends to continue. We will manage these trends by leveraging our market-leading position, streamlining our costs and enhancing the value we deliver to our customers.

  A significant portion of our sales are under contract with customers, with the remainder on a single-order basis. For some customers, we print and provide related services for different publications under different contracts. Contracts with our larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. These sales contracts generally provide for price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 10% or more of our sales in 1998.

  In each of the fiscal years ended December 31, 1998, 1997 and 1996, international operations represented less than 9% of consolidated net sales, less than 6% of earnings from operations (excluding 1997 and 1996 restructuring charges) and less than 15% of consolidated assets.

  The various markets of the commercial printing industry in which we are involved are highly competitive. While we have contracts with many of our customers as discussed above, there are many competing companies and renewal of these contracts is dependent, in part, on our ability to continue to differentiate ourself from the competition. Differentiation results, in part, from our broad range of value-added services, which include: conventional and digital preproduction, computerized printing, Selectronic(R) imaging and gathering, and sophisticated pool shipping and distribution services for printed products; information content repackaging into multiple formats, including print, magnetic and optical media; and graphic design and editorial services. Although we believe we are the largest commercial printer in the United States, we estimate that our revenues represent approximately 6% of total sales of the portion of the commercial print industry which we serve. While our plants are well located for the global, national or regional distribution of our products, competitors in some areas of the United States have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality, as well as the range of available services.

  The primary raw materials we use are paper and ink. In 1998, we spent approximately $1.9 billion on raw materials. We are a large purchaser of paper and our focus is to improve materials performance and total cost management for our customers, which we believe is a competitive advantage. We negotiate with leading suppliers to maximize our purchasing efficiencies, but we do not rely on any one supplier. We have existing paper supply contracts (at prevailing market prices) to cover substantially all of our requirements through 1999; and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and we believe that we will have adequate supplies in the future. We also coordinate purchasing activity at both the local plant and corporate levels to increase economies of scale.

  Our overriding principles in the environmental arena are to create sustainable compliance and an injury-free workplace. Our estimated capital expenditures for environmental controls to comply with federal, state and local provisions, as well as expenditures, if any, for our share of costs to clean hazardous waste sites that have received our waste, will not have a material effect upon our earnings or our competitive position.

  As of December 31, 1998, we had 31,000 employees in our core printing operations, of whom more than 9,400 had been our employees for 10 to 24 years and more than 3,300 for 25 years or longer. As of December 31, 1998, we employed approximately 26,700 people in the United States, approximately 1,335, or 5%, of whom were covered by collective bargaining agreements. In addition, we employed approximately 4,300 people in our foreign operations, 27% of whom were covered by collective bargaining agreements.

  We announced two small strategic acquisitions in 1998. In October, we purchased Ediciones Eclipse S.A. de C.V., a Mexico City-based printer of retail inserts. In December, we purchased GTE's St. Petersburg, Florida, directory-printing plant. In addition, we increased our investment in two other international operations. In July, we purchased additional outstanding shares of Editorial Lord Cochrane S.A., the largest printer in Chile, to increase our ownership position to 78% from 55%. In November, we purchased the interests of our partner in our Poland operation, the Polish-American Printing Company, to take 100% ownership.

Stream, CS&T, and MMI

  In April 1995, our Global Software Services business merged with Corporate Software, Inc. to form Stream International Holdings, Inc. (SIH). We owned approximately 80% of SIH, which included three business units:

  . Stream International--technical and help-line support,

  . Corporate Software & Technology--licensing and fulfillment, customized documentation, license administration and user training, and

  . Modus Media International--software replication, documentation, and kitting and assembly.

  In December 1997, SIH was reorganized into three separate businesses. Our interest was restructured so that we currently own 87% of the common stock of Stream International Inc., 86% of the common stock of Corporate Software & Technology Holdings, Inc. (CS&T) and non-voting, preferred stock of Modus Media International Holdings, Inc. (MMI). As a result of the restructuring of our interests in the businesses and our intention to dispose of our interest in CS&T in 1998, we had reclassified our interests in CS&T and MMI as discontinued operations.

  We now expect to sell our interest in CS&T in 1999. Because the sale of CS&T did not occur in 1998 as originally intended, we have eliminated the discontinued operations presentation and restated prior years' financial results to include previously discontinued operations in our earnings from operations. The "Loss from operations of businesses held for sale" on the income statement includes our pre-tax operating losses and pre-tax restructuring and impairment charges related to these previously discontinued operations. In 1998, the "Loss from operations of businesses held for sale" reflects an $80 million impairment charge (with no associated tax benefit) related to the write-down of CS&T goodwill. In 1997, operating results of CS&T and MMI are reflected through the December restructuring. Also, in 1997, we recorded a $100 million ($60 million after-tax) provision to adjust the carrying values of CS&T and MMI to their estimated net realizable values. In 1996, the $123 million loss ($86 million after-tax) reflects a small operating loss from CS&T and MMI and two restructuring charges totaling $119 million ($61 million after-tax) related to the repositioning of MMI and CS&T's worldwide operations and the restructuring of their software, printing, kitting and fulfillment operations.

  The financial results of Stream International Inc. are reported in our consolidated results. The net assets of CS&T are included as "Net assets of businesses held for sale" in the year-end balance sheet presentation. The non-voting preferred stock in MMI is included in other non-current assets.

  Special Note Regarding Forward-Looking Statements. Our Annual Report to Shareholders and this Form 10-K are among certain communications that contain forward-looking statements, including statements regarding our financial position, results of operations, market position, product development, regulatory matters and Year 2000 compliance. Our expectation to be Year 2000 compliant in a timely manner and at the costs described could be adversely affected by several factors, including our ability to attract and retain trained personnel or third-party suppliers in this area, the costs to do so, and the ability to identify and correct systems or applications that require remediation. Our failure to achieve Year 2000 compliance or the failure of our key suppliers, vendors or customers to achieve Year 2000 compliance in a timely manner could have a material adverse effect on the company.

  In addition, when used in such communications, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our estimates, assumptions, projections and current expectations and are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside our control, including competition with other printers based on pricing and other factors, fluctuations in the cost of paper and other raw materials we use, changes in postal rates, seasonal fluctuations in overall demand for printing, changes in customer demand, changes in the advertising and printing markets, changes in the capital markets that affect demand for commercial printing, the financial condition of our customers, the general condition of the United States economy, changes in the rules and regulations to which we are subject, including environmental regulation, and other factors set forth in this Form 10-K and other company communications generally. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. PROPERTIES

  Our corporate office is located in a leased office building in Chicago, Illinois. In addition, we lease or own 51 U.S. facilities, including manufacturing plants, which may have multiple facilities and warehouses. These facilities encompass approximately 17.8 million square feet. We have nine plants encompassing approximately 1.2 million square feet in South America, Europe and Asia. Of the total manufacturing and warehouse facilities, approximately 17.1 million square feet of space is owned, while the remaining
1.9 million square feet of space is leased. In addition, we have sales offices across the United States, South America, Europe and Asia.

ITEM 3. LEGAL PROCEEDINGS

  In November, 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois on behalf of current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although the plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing of our Chicago catalog operations in 1993. Other general claims relate to other company locations. In February, 1999, the magistrate judge ruled that all claims relating to the Chicago catalog operations were untimely. Plaintiffs have appealed this ruling. If the ruling of the magistrate judge is upheld, the claims relating to other locations will still be pending as is plaintiffs' motion for class certification.

  In December, 1995, a class action was filed against the company in federal district court in Chicago, Illinois alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. In August, 1997, the court certified classes in each of the age discrimination and ERISA claims limited to former employees of the Chicago operation.

  In June, 1998, a purported class action was filed against the company in federal district court in Chicago, Illinois on behalf of current and former African-American employees, alleging that the company racially discriminated against them. While making many of the same general discrimination claims contained in the 1996 case, the plaintiffs in this case also claim retaliation by the company for filing discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the 1996 case.

  The 1996 and 1995 cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. The company also believes that it has a number of valid defenses to all of the claims made and it will vigorously defend its actions. However, because the cases are in the preliminary stages, management cannot make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

EXECUTIVE OFFICERS AND OTHER PRINCIPAL OFFICERS OF R. R. DONNELLEY & SONS
COMPANY

           Name, Age and          Officer       Business Experience During
   Positions with the Company(1)   Since            Past Five Years(2)
   -----------------------------  -------       --------------------------
 Haven E. Cockerham,                 1998 Management responsibilities for
  51, Senior Vice President,              Compensation; Benefits; Employee
  Human Resources                         Relations, Diversity and Corporate
                                          Human Resources; Recruiting; and
                                          Management and Organizational
                                          Development. Prior experience as Vice
                                          President, Human Resources, at
                                          Detroit Edison Company, a provider of
                                          electrical utilities, and as
                                          President, Cockerham, McCain &
                                          Associates, Inc., a provider of
                                          management consulting services.
 William L. Davis                    1997 Management responsibilities as
  55, Chairman of the                     Chairman of the Board and Chief
  Board and  Chief                        Executive Officer. Prior experience
  Executive Officer(1)                    as Senior Executive Vice President at
                                          Emerson Electric Company,
                                          manufacturer of electrical,
                                          electronic and related products.
 James R. Donnelley                  1983 Management responsibilities as Vice
  63, Director, Vice                      Chairman of the Board and for
  Chairman of the Board                   Corporate Communication, Community
                                          Relations and Government Affairs.
                                          Prior management responsibility for
                                          Corporate Development.
 Monica M. Fohrman                   1988 Management responsibilities for Legal
  49, Senior Vice President,              Department and Secretary's Office.
  General Counsel and Secretary(1)
 Cheryl A. Francis                   1995 Management responsibilities for
  45, Executive Vice President            Corporate Development, Investor
  and Chief Financial Officer(1)          Relations, Treasury, Financial
                                          Reporting and Accounting, Real
                                          Estate, Internal Audit and Taxes.
                                          Prior management responsibilities for
                                          Purchasing. Prior experience as
                                          Treasurer at FMC Corporation, a
                                          diversified manufacturer of chemicals
                                          and machinery.
 Gary L. Sutula,                     1997 Management responsibilities for
  54, Senior Vice President               Technology Planning and Operations;
  and Chief Information Officer           Applications Solutions Delivery; and
                                          the Year 2000 Program. Prior
                                          experience as Senior Vice President
                                          and Chief Information Officer at
                                          Transamerica Financial Services, a
                                          provider of international consumer
                                          lending services.
 Jonathan P. Ward                    1985 Management responsibilities for
  43, President and                       Merchandise Media, Magazine
  Chief Operating Officer(1)              Publishing Services,
                                          Telecommunications, Financial
                                          Services, Book Publishing Services,
                                          Worldwide Procurement, Donnelley
                                          Logistic Services and International
                                          Operations. Prior sales and
                                          manufacturing responsibility for
                                          Merchandise Media and Financial
                                          Services.
 Michael W. Winkel                   1999 Management responsibilities for
  53, Executive                           Strategy Planning. Prior experience
  Vice President, Strategy(1)             as Corporate Vice President
                                          responsible for corporate planning
                                          and global operations at Monsanto
                                          Company, a diversified manufacturer
                                          of chemicals, pharmaceuticals and
                                          agricultural products.

--------
(1) Executive officer of the Company.
(2) Each officer named has carried on his or her principal occupation and employment in the company for more than five years with the exception of Haven E. Cockerham, William L. Davis, Cheryl A. Francis, Gary L. Sutula, and Michael W. Winkel as noted in the table above.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

  As of January 29, 1999, there were 9,695 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 1998, is contained in the chart below:

                                                    Common Stock Prices
                                            ------------------------------------
                                 Dividends
                                   Paid            1998               1997
                                ----------- ------------------- ----------------
                                1998  1997    High       Low      High     Low
                                ----- ----- --------- --------- -------- -------
First Quarter.................. $0.20 $0.19 $42 1/8   $35 1/8   $36 7/8  $29 5/8
Second Quarter.................  0.20  0.19  46 1/4    42 1/16   39 3/4   32 5/8
Third Quarter..................  0.21  0.20  47 3/4    34 13/16  41 1/16  34 3/8
Fourth Quarter.................  0.21  0.20  44 11/16  34        37 5/8   32 5/8
Full Year......................  0.82  0.78  47 3/4    34        41 1/16  29 5/8

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                       (Not Covered by Auditors' Report)
                 (Thousands of dollars, except per-share data)


                             1998       1997       1996        1995       1994
                          ---------- ---------- ----------  ---------- ----------
Net sales...............  $5,018,436 $4,892,944 $5,063,821  $5,080,775 $4,227,496
Net income (loss)*......     294,580    130,631   (157,625)    298,793    268,603
Net income (loss) per
 common share*..........        2.08       0.89      (1.04)       1.92       1.73
Total assets............   3,787,819  4,134,166  4,443,828   5,030,680  4,318,787
Non-current liabilities.   1,588,641  1,730,047  2,044,818   2,012,635  1,669,984
Cash dividends per
 common share...........        0.82       0.78       0.74        0.68       0.60

--------
* Net income (loss) includes the following one-time items: 1998 gains on the sale of the company's remaining interest in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share) and loss from operations of businesses held for sale of $80 million (with no associated tax benefit, or $0.56 per diluted share); 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share) and loss from operations of businesses held for sale of $114 million ($76 million after-tax, or $0.51 per diluted share); 1996 restructuring and impairment charges of $442 million ($374 million after taxes and minority interest, or $2.45 per diluted share), gains on partial divestiture of subsidiaries of $80 million ($48 million after-tax, or $0.31 per diluted share) and loss from operations of businesses held for sale of $123 million ($86 million after-tax, or $0.56 per diluted share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

  One-Time Items--We refer to the following one-time items throughout Management's Discussion and Analysis of Operations:

  1998 reported net income included:

  . a gain on the sale of our remaining interest in Metromail Corporation of $146 million ($87 million after-tax),

  . a gain on the sale of our remaining interest in Donnelley Enterprise
    Solutions Incorporated (DESI) of $23 million ($14 million after-tax), and

  . a loss from operations of businesses held for sale of $80 million (with no associated tax benefit).

  1997 reported net income included:

  . a restructuring and impairment charge of $71 million ($42 million after-tax), and

  . a loss from operations of businesses held for sale of $114 million ($76 million after-tax).

  1996 reported net income included:

  . a gain on the initial public offering of Metromail of $44 million ($26 million after-tax),

  . a gain on the initial public offering of DESI of $36 million ($22 million after-tax),

  . a restructuring and impairment charge of $442 million ($374 million after taxes and minority interest benefit), and

  . a loss from operations of businesses held for sale of $123 million ($86 million after-tax).

  Highlights--Excluding one-time items, 1998 net income rose to $273 million, or $1.93 per diluted share, from $249 million, or $1.69 per diluted share, a year ago. The improved results primarily reflect the benefits of our productivity initiatives. Including one-time items, in 1998 we earned $295 million in net income compared with $131 million in 1997.

  Excluding one-time items, the $92 million earned in the fourth quarter of 1998 compares with $88 million in the same period of 1997. On a diluted per-share basis, adjusted earnings were $0.67 in this fourth quarter compared with $0.60 in the fourth quarter of 1997. Including one-time items, the $92 million earned in the fourth quarter of 1998 compares with a net loss of $9 million in the fourth quarter of 1997. In the fourth quarter of 1997 we recognized the $71 million ($42 million after-tax) restructuring and impairment charge referred to above and the loss from operations of businesses held for sale that included a $100 million ($60 million after-tax) provision to adjust the carrying values of CS&T and MMI.

  Excluding one-time items, 1996 net income was $255 million, or $1.66 per diluted share. Including one-time items, the net loss was $158 million.

Revenue

  Net sales in 1998 were $5.0 billion, up 2.6% from 1997's net sales of $4.9 billion. Value-added revenue, or net sales less the cost of materials (primarily paper and ink), was $3.1 billion, up 3.8% from 1997.

  Volume in most of our markets was higher than a year ago. During most of 1998, we benefited from strong magazine advertising; high consumer confidence, which created more demand for catalogs and retail inserts; and strong capital markets. Also, a directory customer moved production from late 1997 into early 1998. These favorable factors were partially offset by lower book sales as the industry continued to work through inventory management issues. Pricing pressure continued in many of our markets, but to a lesser degree than in past years as we continue to differentiate our services.

  In addition to the growth in sales from a year ago, the composition of revenue was also more favorable. Compared with last year, fewer pass-through sales, or sales of materials and services purchased on our customers' behalf, reduced revenue in 1998 but enhanced margins. Lower paper prices and reduced paper sales to some customers, where our markup for buying the paper for the customer did not cover our costs of financing and storage, resulted in lower pass-through revenue. In addition, we encouraged some customers to buy services directly from third parties rather than through us at a slight markup. With these changes, both the sales and expense are no longer recorded in our financial results. These factors primarily affected Merchandise Media. While net sales were down in Merchandise Media compared with last year, value-added revenue increased.

  Net sales for 1996 were 3.5% higher than 1997 but included revenue from Metromail and DESI ($206 million), which were consolidated at that time due to our ownership interest, as well as our discontinued commercial printing operations in the United Kingdom ($59 million). Despite 1997's sales being lower than in 1996, value-added revenue was essentially equal to 1996 levels.

Expenses

  Gross profit in 1998 grew by $108 million. This 11% increase over 1997 came from our focus on productivity initiatives, as well as higher volume. Gross profit as a percentage of sales improved to 21.1% in 1998 compared with 19.4% in 1997. The gross profit ratio in 1996 was 19.2%.

  Our cost of materials in both 1998 and 1997 was $1.9 billion compared with $2.1 billion in 1996. The primary raw materials we use are paper and ink. Because the price of paper can be volatile, in periods of rising prices the company's revenues and costs for materials increase; in periods of falling prices, revenues and material costs decline. The company purchases or customers supply paper used in the printing process. Customer-supplied paper is reflected in neither our revenues nor cost of materials. If we purchase paper for the customer, we recover the cost as a pass-through cost, at a margin that is lower than the margin we earn for printing and related services.

  In 1998, the price of paper for grades employed in our manufacturing process declined approximately 6% from the prior year due to oversupply and price competition. We reduced the amount of paper purchased on behalf of customers in selected cases where the markup recovered on the paper did not cover our associated costs. In 1997, the cost of paper ranged from 5% to 10% per short ton higher than 1996 prices.

  Our results also are affected by the price of scrap (by-product) paper, which we sell. In 1997, the company began to record income from the sale of by-products as a recovery of the cost of materials and reclassified prior-year financial results to more accurately reflect the impact of by-products on operations. In 1998, by-products recovery increased by less than $1 million. In 1997, by-products recovery declined by $1 million from 1996.

  Selling and administrative expense increased by 11% to $570 million in 1998 compared with the prior year. In addition to volume-related increases and higher consolidated Stream International expenses, most of the increase was related to information systems-related expenditures. (See "Year 2000" discussion on page 15.) The ratio of selling and administrative expense to net sales was 11.4% in 1998 compared with 10.4% in 1997 and 10.2% in 1996.

  Operating earnings, excluding the loss from operations of businesses held for sale and the $71 million ($42 million after-tax) restructuring and impairment charge in 1997, increased by $49 million from a year ago to reach $488 million in 1998. The 11% increase reflects the company's focus on productivity in our core business. Operating margins, excluding the loss from operations of businesses held for sale and the 1997 restructuring and impairment charge, were 9.7% in 1998 compared with 9.0% in 1997 and 8.9% in 1996.

Non-Operating Items

  Net interest expense for 1998 declined 14% to $78 million due to lower average debt balances associated with improvements in balance sheet management. In 1997, net interest expense declined 5% from the prior year to $91 million, reflecting lower average interest rates and lower average debt balances.

  Other income for 1998 decreased by $16 million to $10 million. The decline is due to non-recurring gains in 1997 on the sale of investments in our venture-capital portfolio. Other income for 1997 was $9 million higher than in 1996 due to lower corporate-owned life insurance expense, partially offset by lower gains on the sale of non-core investments.

Events Affecting Comparability

  Restructuring/Impairment Charges Excluding Charges for Operations of Businesses Held for Sale--In December 1997, the company announced a $71 million ($42 million after-tax) restructuring and impairment charge related to the discontinuation of activities no longer aligned with our strategic focus, including:

  . the sale of our Coris content-management software operation,

  . the shutdown of our Crawfordsville, Indiana, book fulfillment operations,

  . the closing of a development office in Singapore, and

  . the development of certain manufacturing information systems.

  During 1996, the company recorded two restructuring charges--totaling $442 million ($374 million after taxes and minority interest benefit)--to restructure various operations and write down certain impaired assets, including equipment, intangibles and investments in non-core businesses. Approximately $195 million of the charge related to restructuring and realigning our gravure operations in North America, including the costs of closing facilities in Casa Grande, Arizona, and Newton, North Carolina. Approximately $122 million was related to other manufacturing restructuring, including:

  . discontinuing catalog and magazine printing in the United Kingdom, leading to the consolidation of two facilities into a single directory printing facility,

  . discontinuing book prepress operations in Barbados, and

  . consolidating a stand-alone book bindery in Scranton, Pennsylvania, into an existing facility.

  The remaining $125 million was for write-downs of equipment, intangibles and investments in non-core businesses in accordance with Statement of Financial Accounting Standards (SFAS) 121, Accounting for Impairment of Long-Lived Assets.

  Restructuring/Impairment Charges for Operations of Businesses Held for Sale--In the second quarter of 1998, the company recorded an $80 million impairment charge related to the write-down of goodwill on the books of CS&T. We did not recognize a tax benefit from this charge because we were unable to absorb the unrealized capital loss.

  In the fourth quarter of 1997, we recognized a $100 million ($60 million after-tax) provision to adjust the carrying costs of CS&T and MMI to their estimated net realizable values. (See "Stream, CS&T and MMI" discussion on page 5 for additional details.)

  In 1996, we recognized two restructuring charges to reposition the worldwide operations of CS&T and MMI that totaled $119 million ($61 million after taxes and minority interest benefit). In March 1996, we recorded an $86 million charge ($44 million after taxes and minority interest benefit), which included provisions for the closing of a plant in Wetherby, England, and MMI's Crawfordsville, Indiana, documentation printing and diskette replication operations. In July 1996, we took an additional $33 million charge ($17 million after taxes and minority interest benefit) to further restructure MMI's operations.

  Divestitures--Metromail, which had been wholly owned by the company, completed an initial public offering of its common stock in June 1996, which reduced our interest in Metromail to approximately 38%. In March 1998, Metromail entered into a merger agreement with The Great Universal Stores, P.L.C. (GUS), and we committed to sell our remaining interest in Metromail to GUS. In April 1998, we received approximately $297 million, or $238 million after-tax, for our remaining interest in Metromail.

  DESI, which had been wholly owned by the company, completed an initial public offering of its common stock in November 1996, which reduced our interest in DESI to approximately 43%. In May 1998, DESI entered into a merger agreement with Bowne & Co., Inc. (Bowne), and we committed to sell our remaining interest in DESI to Bowne. In July 1998, we received approximately $45 million, or $36 million after-tax, for our remaining interest in DESI.

  We used proceeds from the Metromail and DESI transactions to repurchase shares. (See "Share Repurchase" discussion below.)

  Corporate-Owned Life Insurance (COLI)--We have used COLI to fund employee benefits for several years. In 1996, the United States Health Care Reform Act eliminated the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out period for deductions. Without the COLI deduction, we anticipate a higher effective tax rate in 1999 and future years.

  The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the COLI interest deductions we claimed in our 1990 to 1992 tax returns. The company has challenged this position in a formal protest filed with the IRS Appeals division. We expect to resolve the issue eventually in a manner that does not materially affect our financial position and results of operations.

  Share Repurchase--In 1998, we purchased 13.2 million shares of our stock for approximately $544 million in open-market and privately negotiated transactions. These repurchases were part of two share repurchase programs we announced in 1998. In January 1998, the Board of Directors authorized the repurchase of up to $500 million of company stock, and in September the board authorized the repurchase of up to $300 million of additional company stock. These programs were authorized to be completed by December 1999; the first was completed in 1998. Both programs include shares purchased to issue under our various stock option plans.

  In 1997, we purchased approximately 2.3 million shares to issue under various stock option plans. The number of diluted shares outstanding as of December 31, 1997, was 147 million, while the full-year average number of diluted shares outstanding was 148 million.

  In 1996, we repurchased $250 million of common stock in addition to purchasing approximately 2.3 million shares to issue under various stock option plans. The number of diluted shares outstanding as of December 31, 1996, was 147 million, while the full-year average number of diluted shares outstanding was 154 million.

  Loss from Operations of Businesses Held for Sale--In 1998, the loss from operations of businesses held for sale was $80 million (with no associated tax benefit), or $0.56 per diluted share, which reflects the second-quarter impairment charge recorded to write down CS&T's goodwill. In 1997, the after-tax loss from operations of businesses held for sale was $76 million, or $0.51 per diluted share. This amount includes the $100 million ($60 million after-tax) provision to adjust the carrying values of CS&T and MMI to their net realizable values. In 1997, there were also $16 million in after-tax operating losses from CS&T and MMI.

  In 1996, the after-tax loss from operations of businesses held for sale was $86 million, or $0.56 per diluted share. This amount includes the two restructuring and impairment charges to reposition the worldwide operations of CS&T and MMI that totaled $119 million ($61 million after taxes and minority interest benefit). The 1996 loss also includes $25 million of after-tax operating losses related to CS&T and MMI.

Cash Flow

  Operating Activities--The company's main source of liquidity is cash from operating activities. In 1998, cash provided from operating activities was $733 million, down slightly from 1997's $742 million, which was principally driven by the initial success of our program begun in 1997 to reduce working capital.

  The 1998 levels of working capital were lower than a year ago despite higher sales. The cash conversion cycle (days sales outstanding plus days inventory on hand minus days payables outstanding) continued to improve to 38 days from 43 days a year ago and 47 days in 1996. The ratio of working capital to sales has also continued to improve to 6.3% in 1998 from 8.0% in 1997 and 10.3% in 1996.

  Investing Activities--Our principal recurring investing activities are capital expenditures to improve our productivity of operations and to expand in specific markets. In 1998, capital expenditures totaled $225 million, a $135 million decline from 1997. Spending levels in 1998 reflect our disciplined investment process, which includes evaluating a broad range of alternatives, and our focus on productivity, which tends to emphasize less costly process-enhancement investments. In 1998, we also invested in some systems-related and other improvements that were expensed rather than capitalized. In 1999 and future years, we expect annual capital spending to increase to between $300 million and $350 million, still well below levels of recent years, reflecting the improved discipline and process supporting our investment activities.

  During 1998, we continued our initiative to sell operations and assets no longer aligned with our strategic priorities. In 1998, we generated $301 million net of taxes from these activities, which included selling our remaining interests in Metromail and DESI, in addition to $26 million associated with the sale of other assets. In 1997, we generated $51 million net of taxes from selling our interest in three European joint ventures and disposing of interests from our venture-capital portfolio. In 1996, the company generated, net of taxes, $277 million and $23 million from transactions related to its partial disposition of its ownership in Metromail and DESI, respectively, and an additional $32 million from other dispositions.

  During 1998, we increased our investment in two of our international operations. In July, we purchased additional outstanding shares of Editorial Lord Cochrane S.A., the largest printer in Chile, to increase our ownership position to 78% from 55%. In November, we purchased the interests of our partner in our Poland operation, the Polish-American Printing Company, to take 100% ownership. Previously, we owned 51%. These actions give us the ability to better control the future direction of these growing operations, which are strategically important. Results historically have been consolidated for both entities, as our ownership was higher than 50%.

  We announced two small, strategic acquisitions in 1998. In October, we purchased Ediciones Eclipse S.A. de C.V., a Mexico City-based printer of retail inserts. This acquisition complements our existing capabilities in nearby San Juan del Rio, Mexico, and makes us the largest commercial printer in this emerging country. In December, we purchased GTE's St. Petersburg, Florida, directory-printing plant. The agreement included a long-term contract to print certain GTE directories. This acquisition brings us important geographic and operating benefits by extending our core directory-printing capabilities into the southeastern United States. This allows us to reposition work within our U.S. operations and produce directories closer to final distribution points, simplifying logistics and accelerating delivery for directory publishers.

  Financing Activities--Financing activities include net borrowings, dividend payments and share repurchases. The company's net borrowings declined by $156 million in 1998, $226 million in 1997 and $160 million in 1996. The decline in 1998 was a result of strong working capital management, lower capital spending and cash generated from the disposition of assets no longer aligned with the company's strategic priorities, partially offset by share repurchase activity.

  Commercial paper is our primary source of short-term financing. On December 31, 1998, we had $122 million outstanding in commercial paper borrowing. In addition, at December 31, 1998, we had a $400 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes the company's cash flow and borrowing capability are sufficient to fund its operations.

  Cash used to repurchase common stock, net of dispositions, was $457 million in 1998 (see "Share Repurchase" discussion on page 12). In 1997, $36 million of net cash was used to purchase common stock, primarily to cover options granted to employees. In 1996, $274 million of net cash was used to repurchase shares.

  Dividends to shareholders totaled $115 million in 1998, $115 million in 1997 and $113 million in 1996.

  Financial Condition--Our financial position remains strong as evidenced by our year-end balance sheet. Our total assets were $3.8 billion, $346 million lower than in 1997, due to the increased focus on managing capital. We have reduced capital expenditures through disciplined investing while more aggressively managing working capital and disposing of assets no longer aligned with our strategic focus. 1998 average invested capital (total debt and equity, less our investment in businesses held for sale, computed on a 12-month average) was $2.5 billion, a $197 million decline from 1997. Increased earnings, excluding one-time items, in conjunction with the decrease in invested capital, have contributed to a 150 basis point improvement in return on average invested capital to 12.9% in 1998.

  At year-end 1998, the debt-to-capital ratio increased to 45%, from 43% in 1997. The company's year-end debt-to-total-market-value decreased to 19% from 22% a year ago. Over long periods of time, our goal for an optimal capital structure is to manage this ratio within a range of 20% to 25%.

Other Information

  Human Resources--As of December 31, 1998, approximately 31,000 full-time employees worked for the company in our core printing operations. Stream International employed another 5,300 people. In our core printing operations, approximately 86% of our employees work in the United States, and approximately 5% of those are covered by collective bargaining agreements. Of the approximately 4,300 people working in our international operations, 27% are covered by collective bargaining agreements.

  While the number of U.S. employees decreased slightly from a year ago, minority and female representation among professionals, officials and managers increased by 26% and 18%, respectively. Minority representation is now 12% among our U.S. professionals, officials and managers while female representation is now 34%. Minorities represent 14% of our U.S. workforce and females represent 33%.

  Technology--We remain a technology leader, investing not only in print-related technologies such as computer-to-plate, customer connectivity and digital imaging capabilities, but also in Internet-based business models, such as our SelectSource(R) and HouseNet(R) services. These businesses help our customers effectively deliver their content on the Internet.

  SelectSource and HouseNet address the online needs of catalogers and publishers, respectively. SelectSource offers content conversion and site development services for catalog and retail customers. HouseNet, an online community of interest focused on home improvement topics, aggregates content around the themes of home, garden, crafts and money management to offer a one-stop information resource for consumers. HouseNet was recently named Yahoo's number-one site for home improvement information for 1998.

  Book Publishing Services also applies technology to create solutions that enable our customers to manage and distribute content in multiple media formats. In 1998, we signed a contract with a major customer to create a global, digital archive, as well as a new custom publishing solution allowing education customers to build books online. In addition, Book Publishing Services is the leading supplier of conversion services to the emerging electronic book marketplace.

  In the production process for print, increased digitization allows us to implement world-class manufacturing techniques. Digital workflows, coupled with on-press instrumentation and advanced statistical process control techniques, will allow us to more effectively manage both our manufacturing assets and our raw material inputs. Additionally, new digital imaging capabilities are allowing higher levels of customization, enabling highly personalized printed products to be delivered to consumers.

  We are focused on investing in technologies that help us deliver products, services and solutions that are valued by our customers and thereby contribute to our financial performance.

Year 2000

  Process control and information systems are becoming increasingly important to the effective management of the company. Increased spending on new systems and updating of existing systems will be necessary. In the near term, we are focusing these efforts on ensuring that processes and systems are Year 2000 compliant. In addition, the company is focused on an initiative to upgrade and standardize the company's information technology infrastructure, which has the incidental effect of addressing certain of the company's Year 2000 compliance issues. We have deferred a number of other infrastructure and systems initiatives that would support continuous productivity improvements and enhanced service capabilities until after the company completes its Year 2000 efforts.

  The Year 2000 compliance issue stems from the computer industry's practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as facility systems (such as building security and heating) and manufacturing equipment.

  The company's efforts to address Year 2000 compliance issues in our core business include:

  . evaluating internal computing infrastructure, business applications and shop-floor systems for Year 2000 compliance,

  . replacing or renovating systems and applications as necessary to assure such compliance, and

  . testing the replaced or renovated systems and applications.

  Our efforts in these respects are well under way, and we currently expect that all phases of such efforts will be completed by mid-1999. In addition to our internal remediation activities, we are continuing to evaluate compliance by key suppliers, vendors and other external companies, including customers whose systems interact with ours. We expect to substantially complete this evaluation in early 1999. Separate Year 2000 compliance programs are in progress at Stream International and CS&T.

  Although the company expects internal systems to be Year 2000 compliant as described above, we intend to prepare a contingency plan that will specify what we plan to do if critical systems, processes, suppliers, vendors and external companies encounter Year 2000 issues. We have launched a contingency planning effort focused on these areas and the establishment of processes, structures and procedures for coordinating our contingency response efforts. Specific plans will be developed throughout the course of the year.

  Company employees, assisted by the expertise of external consultants where necessary, staff the Year 2000 compliance efforts. Actual spending on our Year 2000 initiative in 1998 was $45 million, which is reflected in administrative expense. Management expects 1999 expenses to be similar. These estimated expenses do not include costs being capitalized with respect to the company's information and technology infrastructure upgrade and standardization initiative or estimated costs associated with Year 2000 initiatives at Stream International or CS&T.

Litigation

  In 1996, a purported class action was brought against the company on behalf of current and former African-American employees alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although the plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing of our Chicago catalog operations in 1993. Other general claims relate to other company locations. In February, 1999, the magistrate judge ruled that all claims relating to the Chicago catalog operations were untimely. Plaintiffs have appealed this ruling. If the ruling of the magistrate judge is upheld, the claims relating to other facilities will still be pending as is plaintiffs' motion for class certification.

  In 1995, a class action was filed against the company alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. In August, 1997, the court certified classes in each of the age discrimination and ERISA claims limited to former employees of the Chicago operation.

  In 1998, a purported class action was filed against the company on behalf of current and former African-American employees, alleging that the company racially discriminated against them. While making many of the same general discrimination claims contained in the 1996 case, the plaintiffs in this case also claim retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the 1996 case.

  The 1996 and 1995 cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. The company also believes that it has a number of valid defenses to all of the claims made and it will vigorously defend its actions. However, because the cases are in the preliminary stages, management cannot make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

Environmental Regulations

  Our business is subject to various laws and regulations relating to employee health and safety and to environmental protection. Our policy is to comply with all laws and regulations that govern protection of the environment and employee health and safety. Our overriding principles are to create sustainable compliance and an injury-free workplace. We do not anticipate that compliance will have a material adverse effect on our competitive or consolidated financial positions.

Outlook

  The commercial printing industry in the United States (our primary geographic market) is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is fierce.

  We are a large user of paper, bought by us or supplied to us by our customers. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices and supply of paper in 1999.

  Postal costs are a significant component of our customers' cost structure. Changes in postal rates, which became effective in January 1999, are not expected to negatively affect the company. In fact, postal rate increases enhance the value of Donnelley Logistic Services to our customers, as we are able to improve the cost and efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower cost should enhance our position in the marketplace.

  In addition to paper and postage costs, consumer confidence and economic growth are key drivers of print demand. While current economic conditions remain favorable, there is uncertainty around 1999's business environment. A significant change in the economic outlook could affect demand for the company's products, particularly in the financial printing market.

  In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for the company. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in growth in shareholder value throughout the next year and into the new millennium.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains more than half of its debt at fixed rates (approximately 70% at December 1998), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company's exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated financial statements of the company as a whole, and the company occasionally uses financial instruments to hedge exposures to foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and officers of the company is contained on pages 6 and 14-15 of the company's definitive Proxy Statement dated February 18, 1999, and is incorporated herein by reference. See also the list of the company's officers and related information under "Executive Officers and Principal Officers of R.R. Donnelley & Sons Company" at the end of Part I of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation for the year ended December 31, 1998, and, with respect to certain of such information, prior years, is contained on pages 21-24 and 28-30 of the company's definitive Proxy Statement dated February 18, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the beneficial ownership of the company's common stock is contained on pages
18-20 of the company's definitive Proxy Statement dated February 18, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements
    The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.
  2. Financial Statement Schedule
    The financial statement schedule listed in the accompanying index (page F-1) to the financial statements is filed as part of this annual report.
  3. Exhibits
    The exhibits listed on the accompanying index to exhibits (pages E-1 through E-2) are filed as part of this annual report.
(b)Reports on Form 8-K
    No current Report on Form 8-K was filed during the quarter ended December 31, 1998.
(c)Exhibits
    The exhibits listed on the accompanying index (pages E-1 through E-2) are filed as part of this annual report.
(d)Financial Statements omitted--
    Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                                          R. R. DONNELLEY & SONS COMPANY

                                                /s/ Gregory A. Stoklosa
                                          By __________________________________
                                                   Gregory A. Stoklosa,
                                               Vice President and Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 31st day of March, 1999.

         Signature and Title                       Signature and Title


        /s/ William L. Davis                      /s/ Thomas S. Johnson
-------------------------------------     -------------------------------------
          William L. Davis                          Thomas S. Johnson
      Chairman of the Board and                         Director
  Chief Executive Officer, Director

    (Principal Executive Officer)                  /s/ George A. Lorch
                                          -------------------------------------

        /s/ Cheryl A. Francis                        George A. Lorch
-------------------------------------                   Director
          Cheryl A. Francis

    Executive Vice President and                 /s/ M. Bernard Puckett
       Chief Financial Officer            -------------------------------------
    (Principal Financial Officer)                  M. Bernard Puckett
                                                        Director


       /s/ Gregory A. Stoklosa
-------------------------------------            /s/ Oliver R. Sockwell
         Gregory A. Stoklosa              -------------------------------------
    Vice President and Controller                  Oliver R. Sockwell
   (Principal Accounting Officer)                       Director


     /s/ Joseph B. Anderson, Jr.                   /s/ Bide L. Thomas
-------------------------------------     -------------------------------------
       Joseph B. Anderson, Jr.                       Bide L. Thomas
              Director                                  Director


      /s/ Martha Layne Collins                     /s/ Stephen M. Wolf
-------------------------------------     -------------------------------------
        Martha Layne Collins                         Stephen M. Wolf
              Director                                  Director


       /s/ James R. Donnelley
-------------------------------------
         James R. Donnelley
              Director

       /s/ Judith H. Hamilton
-------------------------------------
         Judith H. Hamilton
              Director

ITEM 14(a). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         Page(s)
                                                                         -------
Consolidated Statements of Income for each of the three years ended
 December 31, 1998.....................................................    F-2
Consolidated Balance Sheets at December 31, 1998 and 1997..............    F-3
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1998.....................................................    F-4
Consolidated Statements of Shareholders' Equity for each of the three
 years ended December 31, 1998.........................................    F-5
Notes to Consolidated Financial Statements.............................    F-6
Report of Independent Public Accountants...............................   F-21
Unaudited Interim Financial Information, Dividend Summary and Financial
 Summary...............................................................   F-22
Report of Independent Public Accountants on Financial Statement
 Schedule..............................................................   F-23
Financial Statement Schedule
  II--Valuation and Qualifying Accounts................................   F-24

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Thousands of Dollars, Except Per-Share Data

                                                  Year Ended December 31
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
Net sales..................................  $5,018,436  $4,892,944  $5,063,821
Cost of sales..............................   3,960,239   3,942,339   4,092,895
                                             ----------  ----------  ----------
Gross profit...............................   1,058,197     950,605     970,926
Selling and administrative expenses........     569,779     511,115     518,288
Restructuring and impairment charge........         --       70,702     441,709
Loss from operations of businesses held for
 sale......................................      80,067     113,594     122,789
                                             ----------  ----------  ----------
Earnings from operations...................     408,351     255,194    (111,860)
Other income (expense):
  Interest expense.........................     (78,166)    (90,765)    (95,482)
  Gain on sale of investments and stock
   offerings of subsidiaries...............     168,903         --       80,041
  Other, net...............................      10,217      25,742      16,821
                                             ----------  ----------  ----------
Earnings (loss) before income taxes........     509,305     190,171    (110,480)
Income taxes...............................     214,725      59,540      47,145
                                             ----------  ----------  ----------
    Net Income (Loss)......................  $  294,580  $  130,631  $ (157,625)
                                             ==========  ==========  ==========
Net Income (Loss) per Share of Common Stock
  Basic....................................  $     2.11  $     0.90  $    (1.04)
  Diluted..................................        2.08        0.89       (1.04)


          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    Thousands of Dollars, Except Share Data

                                                             December 31
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
Assets
  Cash and equivalents................................. $   66,226  $   47,814
  Receivables, less allowances for doubtful accounts of
   $14,279 in 1998 and $16,259 in 1997.................    843,094     814,664
  Inventories..........................................    182,931     201,402
  Prepaid expenses.....................................     52,742      82,691
                                                        ----------  ----------
    Total Current Assets...............................  1,144,993   1,146,571
                                                        ==========  ==========
  Net property, plant and equipment, at cost, less
   accumulated depreciation of $2,667,827 in 1998 and
   $2,426,649 in 1997..................................  1,700,927   1,788,116
  Goodwill and other intangibles, net of accumulated
   amortization of $183,589 in 1998 and $150,563 in
   1997................................................    381,394     396,604
  Other non-current assets.............................    515,029     648,168
  Net assets of businesses held for sale...............     45,476     154,707
                                                        ----------  ----------
    Total Assets....................................... $3,787,819  $4,134,166
                                                        ==========  ==========
Liabilities
  Accounts payable..................................... $  331,257  $  291,666
  Accrued compensation.................................    188,187     152,235
  Short-term debt......................................     60,000      45,000
  Current and deferred income taxes....................     76,605      58,888
  Other accrued liabilities............................    242,251     264,833
                                                        ----------  ----------
    Total Current Liabilities..........................    898,300     812,622
                                                        ==========  ==========
  Long-term debt.......................................    998,978   1,153,226
  Deferred income taxes................................    284,908     229,538
  Other non-current liabilities........................    304,755     347,283
                                                        ----------  ----------
    Total Non-current Liabilities......................  1,588,641   1,730,047
                                                        ==========  ==========
Shareholders' Equity
  Common stock at stated value ($1.25 par value)
   Authorized shares: 490,000,000; Issued: 140,889,050
   in 1998 and 150,889,050 in 1997.....................    308,462     320,962
  Retained earnings....................................  1,325,634   1,528,406
  Cumulative translation adjustments...................    (55,050)    (45,782)
  Unearned compensation................................     (6,118)     (9,414)
  Reacquired common stock, at cost.....................   (272,050)   (202,675)
                                                        ----------  ----------
    Total Shareholders' Equity.........................  1,300,878   1,591,497
                                                        ----------  ----------
    Total Liabilities and Shareholders' Equity......... $3,787,819  $4,134,166
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Thousands of Dollars

                                                  Year Ended December 31
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash flows provided by (used for) operating
 activities:
  Net income (loss)........................... $ 294,580  $ 130,631  $(157,625)
  Loss from operations of businesses held for
   sale, net of tax...........................    80,067     75,894     86,142
  Gain on sale of investments and stock
   offerings of subsidiaries, net of tax......  (101,342)       --     (80,041)
  Restructuring and impairment charges, net of
   tax and minority interest..................       --      42,421    374,449
  Depreciation................................   317,432    327,770    316,290
  Amortization................................    50,371     50,160     48,986
  Gain on sale of assets......................   (13,446)   (16,028)   (17,758)
  Net change in operating working capital.....    79,146    117,386    (20,355)
  Net change in other assets and liabilities..    40,657     20,023     30,735
  Other.......................................   (14,630)    (6,019)   (12,856)
                                               ---------  ---------  ---------
    Net Cash Provided by Operating Activities.   732,835    742,238    567,967
                                               =========  =========  =========
Cash flows provided by (used for) investing
 activities:
  Capital expenditures........................  (225,222)  (360,195)  (370,906)
  Proceeds from collection of advances to
   affiliates.................................       --         --     277,013
  Proceeds from stock offering of subsidiary..       --         --      23,492
  Other investments including acquisitions,
   net of cash acquired.......................   (91,184)   (47,526)   (24,165)
  Disposition of assets.......................    26,498     51,276     31,563
  Disposition of investments, net of tax......   274,079        --         --
                                               ---------  ---------  ---------
    Net Cash Used For Investing Activities....   (15,829)  (356,445)   (63,003)
                                               =========  =========  =========
Cash flows provided by (used for) financing
 activities:
  Net decrease in borrowings..................  (155,545)  (225,967)  (160,329)
  Disposition of reacquired common stock......    82,710     45,762     53,058
  Acquisition of common stock.................  (539,434)   (82,041)  (327,130)
  Cash dividends paid.........................  (114,898)  (114,934)  (112,645)
                                               ---------  ---------  ---------
    Net Cash Used for Financing Activities....  (727,167)  (377,180)  (547,046)
                                               =========  =========  =========
Effect of exchange rate changes on cash and
 equivalents..................................      (592)      (775)      (395)
                                               ---------  ---------  ---------
Net Increase in Cash from Businesses Held for
 Sale.........................................    29,165     18,659     41,551
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and
 Equivalents..................................    18,412     26,497       (926)
                                               ---------  ---------  ---------
Cash and Equivalents at Beginning of Year.....    47,814     21,317     22,243
                                               ---------  ---------  ---------
Cash and Equivalents at End of Year........... $  66,226  $  47,814  $  21,317
                                               =========  =========  =========

  Changes in operating working capital, net of acquisitions and divestitures:

                                                 1998       1997       1996
                                               ---------  ---------  ---------
Decrease (increase) in assets:
  Receivables--net............................ $ (27,041) $ 103,077  $ 149,048
  Inventories--net............................    18,846     (3,496)    42,919
  Prepaid expenses............................    29,972      5,116    (78,086)
Increase (decrease) in liabilities:
  Accounts payable............................    37,352      6,249    (81,477)
  Accrued compensation........................    30,049     30,347     17,606
  Other accrued liabilities...................   (10,032)   (23,907)   (70,365)
                                               ---------  ---------  ---------
Net Change in Operating Working Capital....... $  79,146  $ 117,386  $ (20,355)
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Thousands of Dollars, Except Share Data

                                                   Reacquired Common       Unearned
                              Common Stock               Stock           Compensation                 Other
                          ---------------------  ----------------------   Restricted   Retained   Comprehensive
                            Shares      Amount     Shares      Amount       Stock      Earnings      Income       Total
                          -----------  --------  -----------  ---------  ------------ ----------  ------------- ----------
Balance at December 31,
 1995...................  158,608,800  $330,612   (4,656,261) $(142,243)   $(9,297)   $2,023,131    $(29,033)   $2,173,170
Net loss................                                                                (157,625)                 (157,625)
Translation adjustments.                                                                               2,453         2,453
                                                                                                                ----------
Comprehensive income....                                                                                          (155,172)
Treasury stock
 purchases..............                          (2,333,691)   (77,131)                                           (77,131)
Cash dividends..........                                                                (112,645)                 (112,645)
Common shares issued
 under stock programs...                           1,654,697     48,880      3,895           283                    53,058
Common shares retired
 under repurchase plan..   (7,719,750)   (9,650)                                        (240,349)                 (249,999)
                          -----------  --------  -----------  ---------    -------    ----------    --------    ----------
Balance at December 31,
 1996...................  150,889,050   320,962   (5,335,255)  (170,494)    (5,402)    1,512,795     (26,580)    1,631,281
Net income..............                                                                 130,631                   130,631
Translation adjustments.                                                                             (19,202)      (19,202)
                                                                                                                ----------
Comprehensive income....                                                                                           111,429
Treasury stock
 purchases..............                          (2,293,757)   (82,041)                                           (82,041)
Cash dividends..........                                                                (114,934)                 (114,934)
Common shares issued
 under stock programs                              1,857,792     49,860     (4,012)          (86)                   45,762
                          -----------  --------  -----------  ---------    -------    ----------    --------    ----------
Balance at December 31,
 1997...................  150,889,050   320,962   (5,771,220)  (202,675)    (9,414)    1,528,406     (45,782)    1,591,497
Net income..............                                                                 294,580                   294,580
Translation adjustments.                                                                              (9,268)       (9,268)
                                                                                                                ----------
Comprehensive income....                                                                                           285,312
Treasury stock
 purchases..............                         (13,196,393)  (543,743)                                          (543,743)
Cash dividends..........                                                                (114,898)                 (114,898)
Common shares issued
 under stock programs                              2,400,991     78,444      3,296           970                    82,710
Common shares retired
 under repurchase plan    (10,000,000)  (12,500)  10,000,000    395,924                 (383,424)                      --
                          -----------  --------  -----------  ---------    -------    ----------    --------    ----------
Balance at December 31,
 1998...................  140,889,050  $308,462   (6,566,622) $(272,050)   $(6,118)   $1,325,634    $(55,050)   $1,300,878
                          ===========  ========  ===========  =========    =======    ==========    ========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

  Basis of Consolidation--The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income (loss) of consolidated subsidiaries ($4 million of expense, $6 million of expense and $2 million of income in 1998, 1997 and 1996, respectively) are included in other expense on the Consolidated Statements of Income. Intercompany items and transactions are eliminated in consolidation. The company held investments in unconsolidated affiliates, including the net assets of businesses held for sale, of $132 million and $430 million at December 31, 1998 and 1997, respectively.

  Nature of Operations--The company provides a wide variety of print and print-related services and products for specific customers, primarily under contract. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases the paper and resells it to the customer.

  Cash and Equivalents--The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventories--Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 78% and 80% of the inventories at December 31, 1998 and 1997, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

  Capitalization, Depreciation and Amortization--Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method based on useful lives of 15 to 33 years for buildings and 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls are capitalized as reductions to accumulated depreciation. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. Goodwill ($174 million and $156 million, net of accumulated amortization, at December 31, 1998 and 1997, respectively) is amortized over periods ranging from 10 to 40 years. Other intangibles represent primarily the cost of acquiring print contracts and volume guarantees and are amortized over the periods in which benefits will be realized.

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

  Comprehensive Income--In 1998, the company adopted SFAS 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity.

  Reclassifications--Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Businesses Held for Sale

  During 1996, Stream International Holdings, Inc. (SIH), an 80%-owned equity investment of the company, reorganized into three independent businesses:
Stream International, which provides outsource technical support services; Corporate Software & Technology (CS&T), a software distribution company; and Modus Media International (MMI), a global manufacturing and fulfillment business. CS&T and MMI comprised substantially all of the company's investment and net income in SIH.

  On December 15, 1997, SIH's businesses became separate companies and the company's ownership interest in SIH was restructured. The company converted its equity and debt positions in Stream International into 87% of the common stock of that business. Additionally, the company converted its equity and debt positions in CS&T into 86% of the common stock of CS&T and sold its equity and debt positions in MMI for non-voting preferred stock of MMI. The disposition of the company's interest in CS&T will be effected through the sale of the business, which is planned to occur during 1999.

  In connection with the planned disposition of CS&T and the restructuring of the company's interest in MMI, the company has reported its interests in CS&T and MMI as businesses held for sale. During December 1998, the net assets and results of operations of businesses held for sale were reclassified from discontinued operations because the planned sale of CS&T did not occur in 1998, as originally intended. The net assets of CS&T were included in net assets of businesses held for sale, as of December 31, 1998 and 1997. The non-voting preferred stock in MMI was included in other non-current assets as of December 31, 1998 and 1997.

  During 1998, the company recorded an $80 million (with no associated tax benefit) impairment charge related to the write-down of goodwill on the books of CS&T. Additionally, the company recorded a fourth-quarter 1997 impairment charge of $100 million ($60 million after-tax) to adjust the carrying costs of CS&T and MMI to their estimated net realizable values.

  As part of the restructuring program announced in the first half of 1996, the company recorded restructuring and impairment charges of $119 million ($61 million after-tax) for businesses held for sale. The charges primarily related to the repositioning of MMI and CS&T's worldwide operations and the restructuring of their software manufacturing, printing, kitting and fulfillment operations.

  Summary financial information of businesses held for sale has been disclosed within the "Industry Segment Information" footnote (see F-18).

Divestitures

  On June 19, 1996, Metromail Corporation (the company's previously wholly owned subsidiary, which is a leading provider of market-oriented consumer information and reference services) completed an initial public offering of
13.8 million shares of its common stock at $20.50 per share. As a result of the offering, the company's interest in Metromail was reduced to approximately 38% (37% as of December 31, 1997). Approximately $250 million of the proceeds from the completed offering were used by Metromail to retire certain indebtedness owed to the company. The company in turn used the payment from Metromail to pay down debt and for general corporate purposes. The transaction resulted in a pre-tax gain for the company of $44 million and a tax provision of $18 million. As a result of this transaction, the company changed its method of accounting for Metromail from consolidation to the equity method, effective July 1, 1996. Under the equity method, the company recognizes in income its proportionate share of the net income of Metromail. Metromail's 1996 net sales and operating earnings were $126 million and $13 million, respectively, through the date of the initial public offering.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  In March 1998, Metromail entered into a merger agreement with The Great Universal Stores, P.L.C. (GUS), pursuant to which GUS initiated a tender offer for the outstanding shares of Metromail. In conjunction with the merger, the company committed to sell its remaining interest in Metromail to GUS. On April 13, 1998, the company received $297 million, or approximately $238 million after-tax, for its remaining interest in Metromail. The company recognized a pre-tax gain of $146 million ($87 million after-tax) from this transaction.

  On November 4, 1996, Donnelley Enterprise Solutions Incorporated (DESI), formerly a wholly owned subsidiary of the company and a single-source provider of integrated information-management services to professional service organizations, completed an initial public offering of 2.9 million shares of its common stock at $25.00 per share, of which 1.0 million were offered by the company. As a result of the offering, the company's interest in DESI was reduced to approximately 43%. The company received approximately $52 million from the net proceeds of the shares sold and from repayment of amounts owed by DESI, which was used for general corporate purposes. The transaction resulted in a pre-tax gain of $36 million, or $22 million after taxes. As a result of this transaction, the company changed its method of accounting for DESI from consolidation to the equity method, effective November 1, 1996.

  In May 1998, DESI entered into a merger agreement with Bowne & Co., Inc. (Bowne), pursuant to which Bowne initiated a tender offer to acquire all outstanding shares of DESI. In conjunction with the merger, the company committed to sell its remaining interest in DESI to Bowne. On July 7, 1998, the company received $45 million, or approximately $36 million after-tax, for its remaining interest in DESI. The company recognized a pre-tax gain of $23 million ($14 million after-tax) from this transaction.

Acquisitions

  During 1998, the company increased its investment in subsidiaries located in South America and Poland, in addition to acquiring other smaller, print-related businesses. The aggregate cost of these investments was $86 million in cash, of which $69 million was paid in 1998 and $17 million will be paid in 1999. All of these acquisitions have been accounted for as purchases.

Restructuring and Impairment Charges

  In the first half of 1996, the company provided for the restructuring and realignment of its gravure printing operations in North America, the repositioning of other businesses, the write-down of certain equipment and the impairment of intangible assets and investments in non-core businesses. These actions resulted in pre-tax charges of $442 million ($374 million after taxes and minority interest benefit). Approximately $195 million of the charges were related to its gravure platform realignment and approximately $122 million were related to other manufacturing restructuring. The charges also included $125 million in write-downs of equipment, intangibles and investments in non-core businesses.

  In December 1997, the company provided for the impairment of assets and restructuring costs related primarily to the elimination of activities that no longer support the company's strategic focus. These included the impaired development costs of certain manufacturing systems, the sale of Coris, the company's content-management software subsidiary, and the shutdown of book fulfillment operations in Crawfordsville, Indiana.

  Impairment losses related to the 1996 and 1997 charges totaled $385 million pre-tax and were calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimate of future cash flows generated by the asset.

  As of December 31, 1998, the company's restructuring programs are substantially complete.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Inventories

  The components of the company's inventories were as follows:

                                                                December 31
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                               In thousands
Raw materials and manufacturing supplies.................... $121,490  $123,280
Work in process.............................................  150,775   153,142
Finished goods..............................................    1,220     1,047
Progress billings...........................................  (42,217)  (31,715)
LIFO reserve................................................  (48,337)  (44,352)
                                                             --------  --------
    Total................................................... $182,931  $201,402
                                                             ========  ========

  The company's cost of sales was increased by LIFO provisions of $4.5 million in 1998 and $0.6 million in 1997, and decreased by $7.5 million in 1996. The company uses the external-index method of valuing LIFO inventories.

Property, Plant and Equipment

  The following table summarizes the components of property, plant and equipment (at cost):

                                                                December 31
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                               In thousands
Land...................................................... $   32,336 $   33,755
Buildings.................................................    617,029    634,114
Machinery and equipment...................................  3,719,389  3,546,896
                                                           ---------- ----------
    Total................................................. $4,368,754 $4,214,765
                                                           ========== ==========

Commitments and Contingencies

  As of December 31, 1998, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $233 million. Of this total, $93 million has been contractually committed. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

  The company has operating lease commitments totaling $322 million extending through various periods to 2009. The lease commitments total $54 million for 1999, range from $34 million to $47 million in each of the years 2000-2003 and total $108 million for years 2004 and thereafter.

  The company also has future annual commitments totaling $32 million to invest in various affordable housing limited partnerships that provide cumulative annual tax benefits and credits in amounts greater than the investments.

  The company is not exposed to significant accounts receivable credit risk, due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

  On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations. On February 11, 1999, the magistrate judge ruled that all claims relating to the Chicago catalog operations were untimely. Plaintiffs have appealed this ruling. If the ruling of the magistrate judge is upheld, the claims relating to other locations will still be pending as is plaintiffs' motion for class certification.

  On December 18, 1995, a class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. On August 14, 1997, the court certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

  On June 30, 1998, a purported class action was filed against the company in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 (Adams, et al.
v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the Jones complaint, the Adams plaintiffs are also claiming retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the Jones case.

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

Retirement Plans

  The company's restated Retirement Benefit Plan (the Plan) is a non-contributory defined benefit plan. Substantially all U.S. employees age 21 or older are covered by the Plan. Normal retirement age is 65, but reduced early retirement benefits are paid to fully vested participants at or after age 55. As required, the company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In conjunction with this method, the company amortizes deferred gains and losses (using the corridor method) and prior service costs over the average remaining service life of its active employee population. In addition, a transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation as of January 1, 1987) is amortized over 19 years. For tax and funding purposes, the entry age normal actuarial cost method is used. Plan assets include primarily government and corporate debt securities, marketable equity securities, commingled funds and group annuity contracts purchased from a life insurance company. In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  In addition to pension benefits, the company provides certain healthcare and life insurance benefits for retired employees. Substantially all of the company's regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years of continuous service at retirement. The company funds a portion of the liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in life insurance covering some of the company's employees.

  The following represents the obligations and plan assets at fair value for the company's pension and postretirement plans at December 31:

                                                               Postretirement
                                         Pension Benefits         Benefits
                                        --------------------  ------------------
                                           1998       1997      1998      1997
                                        ----------  --------  --------  --------
                                                    In Thousands
Benefit obligation at end of prior
 year.................................. $  950,223  $838,005  $233,437  $220,970
Service cost...........................     38,030    31,886     9,508     8,585
Interest cost..........................     65,317    61,337    15,626    16,010
Plan participants' contributions.......        --        --      1,848     1,618
Amendments.............................      9,651    (1,640)      --        --
Actuarial loss/(gain)..................     33,794    70,610    (1,894)    3,616
Acquisitions/plan
 initiations/curtailments..............      3,008       --        244       380
Expected benefits paid.................    (50,794)  (49,975)  (18,115)  (17,742)
                                        ----------  --------  --------  --------
    Benefit obligation at end of year.. $1,049,229  $950,223  $240,654  $233,437
                                        ==========  ========  ========  ========

                                                               Postretirement
                                        Pension Benefits          Benefits
                                      ----------------------  -----------------
                                         1998        1997       1998     1997
                                      ----------  ----------  -------- --------
                                                   In Thousands
Fair value of plan assets at end of
 prior year.......................... $1,421,849  $1,238,315  $262,813 $219,719
Actual return on plan assets.........    100,024     233,509    54,773   43,094
Acquisition..........................      4,099         --        --       --
Employer contribution................        --          --        --       --
Plan participants' contributions.....        --          --        --       --
Expected benefits paid...............    (50,794)    (49,975)      --       --
                                      ----------  ----------  -------- --------
    Fair value of plan assets at end
     of year......................... $1,475,178  $1,421,849  $317,586 $262,813
                                      ==========  ==========  ======== ========

  The following represents the funded status of these plans at December 31:

                                                             Postretirement
                                       Pension Benefits         Benefits
                                      --------------------  ------------------
                                        1998       1997       1998      1997
                                      ---------  ---------  --------  --------
                                                  In Thousands
Funded status........................ $ 425,949  $ 471,626  $ 76,933  $ 29,376
Unrecognized transition obligation...   (68,948)   (78,798)      --        --
Unrecognized net actuarial
 (gain)/loss.........................  (143,023)  (192,562)  (77,739)  (43,638)
Unrecognized prior service cost......    29,219     22,908   (18,215)  (24,950)
                                      ---------  ---------  --------  --------
    Prepaid (accrued) benefit cost... $ 243,197  $ 223,174  $(19,021) $(39,212)
                                      =========  =========  ========  ========

  The weighted average assumptions used in the actuarial computations that derived the above amounts were as follows:

                                                Pension        Postretirement
                                                Benefits          Benefits
                                             ----------------  ----------------
                                             1998  1997  1996  1998  1997  1996
                                             ----  ----  ----  ----  ----  ----
Discount rate............................... 6.75% 7.00% 7.50% 6.75% 7.00% 7.50%
Expected return on plan assets.............. 9.50  9.50  9.50  9.00  9.00  9.00
Average rate of compensation increase....... 4.00  4.00  4.00  4.00  4.00  4.00

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  For the measurement purposes of other retirement benefits, a 7.6% annual rate of increase in the per-capita cost of covered healthcare benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter.

  The components of the net periodic benefit cost and total income and expense were as follows:

                                Pension Benefits           Postretirement Benefits
                          ------------------------------  ----------------------------
                            1998       1997       1996      1998      1997      1996
                          ---------  ---------  --------  --------  --------  --------
                                               In thousands
Service cost............  $  38,030  $  31,886  $ 32,619  $  9,508  $  8,584  $  8,626
Interest cost...........     65,317     61,337    58,121    15,626    16,010    14,712
Expected return on plan
 assets.................   (115,769)  (104,516)  (96,497)  (20,671)  (18,304)  (16,509)
Amortization of
 transition obligation..     (9,850)    (9,850)   (9,850)      --        --        --
Amortization of prior
 service cost...........      2,249      1,803     1,804    (6,345)   (6,463)   (6,754)
                          ---------  ---------  --------  --------  --------  --------
    Net periodic benefit
     cost...............    (20,023)   (19,340)  (13,803)   (1,882)     (173)       75
Curtailment (gain)/loss.        --      (1,400)   (1,426)      244       --     (4,166)
                          ---------  ---------  --------  --------  --------  --------
    Total
     (income)/expense...  $ (20,023) $ (20,740) $(15,229) $ (1,638) $   (173) $ (4,091)
                          =========  =========  ========  ========  ========  ========

  Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1-percentage-point change in assumed healthcare cost trend rates would have the following effects for the year ended December 31, 1998:

                                                       1% Increase 1% Decrease
                                                       ----------- -----------
                                                            In Thousands
      Effect on total of service and interest cost
       components.....................................   $  526      $  (514)
      Effect on postretirement benefit obligation.....    7,460       (7,236)

Income Taxes

  Cash payments for income taxes were $152 million, $60 million and $76 million in 1998, 1997 and 1996, respectively. The components of income tax expense for the years ending December 31, 1998, 1997 and 1996, were as follows:

                                                      1998     1997      1996
                                                    -------- --------  --------
                                                           In Thousands
Federal
  Current.......................................... $139,180 $ 68,909  $ 84,340
  Deferred.........................................   35,222  (17,675)  (38,720)
State..............................................   40,323    8,306     1,525
                                                    -------- --------  --------
    Total.......................................... $214,725 $ 59,540  $ 47,145
                                                    ======== ========  ========

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The significant deferred tax assets and liabilities were as follows:

                                                                 December 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                In Thousands
Deferred tax liabilities:
  Accelerated depreciation................................... $170,343 $160,779
  Investments................................................   67,122   61,303
  Pensions...................................................   83,521   84,710
  Other......................................................   60,183   42,290
                                                              -------- --------
    Total deferred tax liabilities...........................  381,169  349,082
                                                              -------- --------
Deferred tax assets:
  Postretirement benefits....................................   15,685   15,685
  Accrued liabilities........................................   64,726   78,832
  Investments................................................   73,301   49,036
  Other......................................................   29,689   49,679
                                                              -------- --------
    Total deferred tax assets................................  183,401  193,232
                                                              -------- --------
Valuation allowance..........................................   44,949   15,980
                                                              -------- --------
Net deferred tax liabilities................................. $242,717 $171,830
                                                              ======== ========

  The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out period for deductions. Without the COLI deduction, the company anticipates a higher effective tax rate in 1999 and future years.

  The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the $34 million of tax benefit that resulted from the COLI interest deductions claimed by the company in its 1990 to 1992 tax returns. The company has challenged this position in a formal protest filed with the IRS Appeals division. The company expects to resolve the issue eventually in a manner that does not materially impact its financial position and results of operations.

  The following table outlines the reconciliation of differences between the U.S. statutory tax rates and the rates used by the company in determining net income:

                                                           1998  1997   1996
                                                           ----  -----  -----
Federal statutory rate.................................... 35.0%  35.0% (35.0)%
Restructuring and impairment charges......................  --     --    78.9
Foreign tax rates.........................................  --    (2.6)  (3.0)
State and local income taxes, net of U.S. federal income
 tax benefit..............................................  5.1    2.8   12.8
Goodwill amortization.....................................  0.3    0.3    5.6
Benefits resulting from corporate-owned life insurance
 programs................................................. (1.5)  (7.0)  (7.5)
Affordable housing investment credits..................... (3.9) (10.4) (17.6)
Change in valuation allowance.............................  5.3    6.6   11.0
Other.....................................................  1.9    6.6   (2.5)
                                                           ----  -----  -----
    Total................................................. 42.2%  31.3%  42.7%
                                                           ====  =====  =====

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Debt Financing and Interest Expense

  The company's debt consisted of the following:

                                                               December 31
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                              In Thousands
Commercial paper......................................... $  121,500 $  258,020
Medium-term notes due 1999-2005 at a weighted average
 interest rate of 6.93%..................................    370,000    409,000
9.125% debentures due December 1, 2000...................    199,862    199,790
8.875% debentures due April 15, 2021.....................     80,807    149,692
8.82% debentures due April 15, 2031......................     68,898        --
7.0% notes due January 1, 2003...........................    109,843    109,804
Other....................................................    108,068     71,920
                                                          ---------- ----------
    Total................................................ $1,058,978 $1,198,226
                                                          ========== ==========

  Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company's debt exceeds its book value at December 31, 1998, by approximately $87 million. The company's notes and debentures are not actively traded and contain no call provisions.

  At December 31, 1998, the company had available credit facilities of $400 million with a group of domestic and foreign banks, of which $200 million expires December 10, 1999. The remaining $200 million expires December 10, 2003. The credit arrangements provide support for the issuance of commercial paper and other credit needs. As of December 31, 1998, there has been no borrowing under these credit facilities. The company pays an annual commitment fee on the total unused credit facilities of 0.06% for the 364-day facility and 0.08% for the 5-year facility.

  At December 31, 1998, the company had $283 million of commercial paper and short-term debt outstanding, of which $223 million is classified as long-term since the company has the ability and intent to maintain such debt on a long-term basis. The weighted average interest rate on all commercial paper debt outstanding during 1998 was 5.44% (4.92% at December 31, 1998). Annual maturities of long-term debt (excluding commercial paper and short-term debt) are as follows: 2000--$248 million, 2001--$9 million, 2002--$72 million, 2003--$128 million and thereafter $319 million.

  The following table summarizes interest expense included in the Consolidated Statements of Income:

                                                    1998      1997      1996
                                                   -------  --------  --------
                                                         In Thousands
Interest incurred................................. $83,162  $100,724  $107,198
Amount capitalized as property, plant and
 equipment........................................  (4,996)   (9,959)  (11,716)
                                                   -------  --------  --------
    Total......................................... $78,166  $ 90,765  $ 95,482
                                                   =======  ========  ========

  Interest paid, net of capitalized interest, was $79 million, $90 million and $93 million in 1998, 1997 and 1996, respectively.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Earnings per Share

  In accordance with SFAS 128, Earnings per Share, the company has computed basic and diluted earnings per share (EPS) using the treasury stock method.

                                                     1998     1997     1996
                                                   -------- -------- ---------
                                                    In Thousands, Except Per-
                                                           Share Data
Average shares outstanding........................  139,624  145,929   151,830
Effect of dilutive securities--options............    2,241    1,579     1,811
                                                   -------- -------- ---------
Average shares outstanding, adjusted for dilutive
 effects..........................................  141,865  147,508   153,641
                                                   ======== ======== =========
Net income (loss)................................. $294,580 $130,631 $(157,625)
  Basic EPS....................................... $   2.11 $   0.90 $   (1.04)
  Diluted EPS.....................................     2.08     0.89     (1.04)
                                                   ======== ======== =========

Stock and Incentive Programs for Employees

  Restricted Stock Awards--At December 31, 1998 and 1997, respectively, the company had outstanding 400,000 and 542,000 restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for one to seven years from the grant date. Dividends on the restricted shares are paid currently to the recipients and, accordingly, the restricted shares are treated as outstanding shares. The expense of the grant is recognized evenly over the vesting period.

  The value of the restricted stock awards was $18 million and $20 million based on the closing price of the company's stock at each year-end ($43.81 and $37.25 at December 31, 1998 and 1997, respectively). During 1998, a total of 33,000 shares of restricted stock were issued with a grant date fair value of $2 million. Charges to expense for this stock plan were $4 million, $5 million and $2 million in 1998, 1997 and 1996, respectively.

  Stock Purchase Plan--The company has a stock purchase plan for selected managers and key staff employees. Under the plan, the company is required to contribute an amount equal to 70% of participants' contributions, of which 50% is applied to the purchase of stock and 20% is paid in cash. Amounts charged to expense for this plan were $9 million in 1998. In 1996 and 1997, the company failed to meet performance targets required under the plan, and no expenses were incurred.

  Incentive Compensation Plans--In 1998, the company implemented a new management incentive plan designed to provide incentive compensation to executive officers that is closely tied to the creation of value for company shareholders. Awards under the new plan are largely based on the achievement of Economic Value Added (EVA) improvement targets, along with earnings per share objectives and other individual and strategic targets. The new plan combines aspects of both an annual and long-term plan by adding a "banking" feature, in which a portion of the amount earned in the year is paid out to participants and a portion is deferred for payout in subsequent years. The company has accrued for both the portion currently payable and the deferred component. Prior to 1998, the company had both an annual incentive plan and a long-term incentive plan for its executive officers. The company's incentive compensation plans for other officers, managers and supervisors are primarily based on annual improvements in EVA.

  Stock Options--The company has incentive stock option plans for its employees. Under these plans, the options vest from three to nine and one-half years after date of grant and may be exercised, once vested, up to 10 years from the date of grant. Under authorized Stock Incentive Plans, a maximum of
5.4 million shares were

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES available for future grants of stock options and restricted stock awards as of December 31, 1998. The company accounts for employee stock options under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the company's net income and respective earnings per share would have been reduced to the following pro forma amounts:

                                                     1998     1997     1996
                                                   -------- -------- ---------
                                                    In Thousands, Except Per-
                                                           Share Data
Net income
  As reported..................................... $294,580 $130,631 $(157,625)
  Pro forma.......................................  278,924  115,437  (171,333)
Basic earnings per share:
  As reported..................................... $   2.11 $   0.90 $   (1.04)
  Pro forma.......................................     2.00     0.79     (1.13)
Diluted earnings per share:
  As reported..................................... $   2.08 $   0.89 $   (1.04)
  Pro forma.......................................     1.97     0.78     (1.13)

  The fair value of each option granted during the year is estimated on the date of grant using the Black Scholes option-pricing model with the following range of assumptions:

                                                     1998      1997      1996
                                                   --------  --------  --------
Dividend yield....................................     1.98%     2.24%     2.16%
Expected volatility...............................    26.51%    25.10%    22.92%
Risk-free interest rate...........................     5.28%     6.32%     6.39%
Expected life..................................... 10 Years  10 Years  10 Years

  A summary of the status of the company's option activity is presented below:

                                 1998                 1997                 1996
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                           Shares    Exercise   Shares    Exercise   Shares    Exercise
                         (thousands)  Price   (thousands)  Price   (thousands)  Price
                         ----------- -------- ----------- -------- ----------- --------
Options outstanding at
 beginning of year......   13,958     $33.04    14,916     $31.68    14,246     $30.98
Options granted.........    1,627      41.81     1,485      40.28     3,320      34.09
Options exercised.......   (2,387)     29.77    (1,535)     25.25    (1,245)     21.41
Options forfeited.......     (800)     33.47      (908)     35.60    (1,405)     39.39
                           ------     ------    ------     ------    ------     ------
Options outstanding at
 end of year............   12,398     $34.80    13,958     $33.05    14,916     $31.68
                           ======     ======    ======     ======    ======     ======
Options exercisable at
 end of year............    7,344     $31.93     6,397     $28.57     6,618     $27.18
                           ======     ======    ======     ======    ======     ======
Weighted average fair
 value of options
 granted with:
  Exercise price equal
   to stock price on
   grant date...........              $15.01               $11.20               $11.64
  Exercise price
   exceeding stock price
   on grant date........                 N/A               $ 8.10               $ 7.74

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The following summarizes information about stock options outstanding at December 31, 1998:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                         Average   Weighted             Weighted
                                        Remaining  Average              Average
                             Shares    Contractual Exercise   Shares    Exercise
                           (thousands)    Life      Price   (thousands)  Price
                           ----------- ----------- -------- ----------- --------
$17.72-$38.06.............    9,284    6.00 Years   $31.24     6,524     $30.29
$38.07-$76.96.............    3,114    8.40 Years   $45.40       820     $44.93
                             ------    ----------   ------     -----     ------
$17.72-$76.96.............   12,398    6.61 Years   $34.80     7,344     $31.93
                             ======    ==========   ======     =====     ======

  Other Information--Under the stock programs, authorized unissued shares or treasury shares may be used. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

Preferred Stock

  The company has 2 million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The company has no present plans to issue any preferred stock. One million of the shares are reserved for issuance under the "Shareholder Rights Plan" discussed below.

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

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Industry Segment Information

  The company operates exclusively in the commercial printing industry. Substantially all revenues result from the sale of printed products to customers in the following markets: Book Publishing Services, Financial Services, Magazine Publishing Services, Merchandise Media and Telecommunications. The company's management has aggregated its commercial print businesses as one reportable segment due to strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. The company's investment in businesses held for sale has been disclosed as a separate reportable segment, as the revenues generated from these businesses are unrelated to the commercial printing industry. (See the "Businesses Held for Sale" footnote (F-7) for additional information.)

  The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company's chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the "Summary of Significant Accounting Policies" (F-6).

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                         Commercial     Businesses                                                      Consolidated
                           Print     Held for Sale(3) Corporate(1) Other(2)   Combined   Adjustments(3)    Total
                         ----------  ---------------- ------------ --------  ----------  -------------- ------------
                                                               In Thousands
1998
Sales................... $4,804,824     $  881,473      $    --    $213,612  $5,899,909   $  (881,473)   $5,018,436
Restructuring and
 impairment charges.....        --          80,067           --         --       80,067       (80,067)          --
Earnings (loss) from
 operations.............    497,337        (80,067)       (7,246)    (1,673)    408,351           --        408,351
Earnings (loss) before
 income taxes...........    519,070        (80,067)       71,663     (1,361)    509,305           --        509,305
Assets..................  3,152,190        294,782       499,067     91,086   4,037,125      (249,306)    3,787,819
Depreciation and
 amortization...........    351,061         10,745           --      16,742     378,548       (10,745)      367,803
Capital expenditures....    198,822          5,664         9,700     16,700     230,886        (5,664)      225,222
1997
Sales................... $4,706,098     $1,547,765      $    --    $186,846  $6,440,709   $(1,547,765)   $4,892,944
Restructuring and
 impairment charges.....     70,702        100,000           --         --      170,702      (100,000)       70,702
Earnings (loss) from
 operations.............    332,602       (113,594)       28,850      7,336     255,194           --        255,194
Earnings (loss) before
 income taxes...........    343,210       (113,594)      (45,741)     6,296     190,171           --        190,171
Assets..................  3,502,461        348,252       389,849     87,149   4,327,711      (193,545)    4,134,166
Depreciation and
 amortization...........    363,537         40,344           --      14,393     418,274       (40,344)      377,930
Capital expenditures....    319,249         43,597        21,500     19,446     403,792       (43,597)      360,195
1996
Sales................... $4,908,323     $1,526,369      $    --    $155,498  $6,590,190   $(1,526,369)   $5,063,821
Restructuring and
 impairment charges.....    435,209        118,924           --       6,500     560,633      (118,924)      441,709
(Loss) earnings from
 operations.............     (4,665)      (122,789)       23,015     (7,421)   (111,860)          --       (111,860)
Earnings (loss) before
 income taxes...........     11,339       (122,789)        7,326     (6,356)   (110,480)          --       (110,480)
Assets..................  3,496,768        690,864       483,940     76,987   4,748,559      (304,731)    4,443,828
Depreciation and
 amortization...........    352,652         44,033           --      12,624     409,309       (44,033)      365,276
Capital expenditures....    348,792         35,258         2,100     20,014     406,164       (35,258)      370,906

--------
(1) Corporate earnings primarily consist of the following unallocated items: net earnings of benefit plans (excluding service cost) of $74 million, $71 million and $61 million in 1998, 1997 and 1996, respectively, which were offset by general corporate, management and information technology costs. In addition to earnings from operations, corporate earnings before income taxes include: 1998 interest expense of $83 million and gains on the sale of the company's remaining interest in two former subsidiaries of $169 million; 1997 interest expense of $101 million and gains on the sale of assets of $16 million; and 1996 interest expense of $107 million, gains on the sale of assets of $18 million and gains on the partial divestitures of subsidiaries of $80 million.
  Corporate assets primarily consist of the following unallocated items at December 31: 1998 benefit plan assets of $285 million and investments in affordable housing of $120 million; 1997 benefit plan assets of $289 million and investments in affordable housing of $102 million; 1996 benefit plan assets of $298 million and investments in affordable housing of $81 million.
(2) Represents other operating segments of the company.
(3) Refer to "Businesses Held for Sale" footnote (F-7), which describes the separate presentation of the net assets and the results of operations of businesses held for sale.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Geographic Area Information

                                             Domestic  International Combined(1)
                                            ---------- ------------- -----------
                                                        In Thousands
1998
Sales...................................... $5,118,959  $  780,950   $5,899,909
Long-lived assets(2).......................  2,250,739     364,962    2,615,701
1997
Sales......................................  5,407,617   1,033,092    6,440,709
Long-lived assets(2).......................  2,584,285     354,583    2,938,868
1996
Sales......................................  5,582,266   1,007,924    6,590,190
Long-lived assets(2).......................  2,618,086     480,246    3,098,332

--------
(1) Includes net sales and long-lived assets of the company and businesses held for sale. Refer to "Businesses Held for Sale" footnote (F-7), which describes the separate presentation of the net assets and the results of operations of businesses held for sale.
(2) Includes net property, plant and equipment, goodwill and other intangibles, and other non-current assets.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and Subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP
Chicago, Illinois
January 28, 1999
(except with respect to the matter discussed in paragraph 5 in the commitments and contingencies footnote, as to which the date is February 11, 1999)

               UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND
                         SUMMARY AND FINANCIAL SUMMARY

                      In Thousands, Except Per-Share Data

                                         Year Ended December 31
                         ------------------------------------------------------------------------
                           First          Second         Third           Fourth
                          Quarter        Quarter        Quarter         Quarter        Full Year
                         ----------     ----------     ----------      ----------      ----------
1998
Net sales............... $1,173,598     $1,155,963     $1,274,479      $1,414,396      $5,018,436
Gross profit............    218,059        240,748        294,020         305,370       1,058,197
Net income..............     44,206         58,737         99,244          92,393         294,580
Net income per diluted
 share..................       0.30           0.41           0.71            0.67            2.08
Stock market high.......        42 1/8         46 1/4         47 3/4          44 11/16        47 3/4
Stock market low........        35 1/8         42 1/16        34 13/16         34              34
Stock market closing
 price..................        41 1/16        45 3/4         35 3/16         43 13/16        43 13/16

1997
Net sales............... $1,111,438     $1,146,521     $1,221,743      $1,413,242      $4,892,944
Gross profit............    193,103        208,837        260,529         288,136         950,605
Net income (loss).......     29,341         37,676         72,157          (8,543)        130,631
Net income (loss) per
 diluted share..........       0.20           0.25           0.49           (0.06)           0.89
Stock market high.......        36 7/8         39 3/4         41 1/16         37 5/8          41 1/16
Stock market low........        29 5/8         32 5/8         34 3/8          32 5/8          29 5/8
Stock market closing
 price..................        34 7/8         36 5/8         35 7/16         37 1/4          37 1/4

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

                                              1998   1997   1996   1995   1994
                                             ------ ------ ------ ------ ------
Quarterly rate per common share*............ $0.205 $0.195 $0.185 $0.170 $0.150
Yearly rate per common share................  0.82   0.78   0.74   0.68   0.60

--------
* Averages (1998--$0.20 first two quarters and $0.21 last two quarters; 1997--$0.19 first two quarters and $0.20 last two quarters; 1996--$0.18 first two quarters and $0.19 last two quarters; 1995--$0.16 first two quarters and $0.18 last two quarters; 1994--$0.14 first two quarters and $0.16 last two quarters).

Financial Summary

                             1998       1997       1996        1995       1994
                          ---------- ---------- ----------  ---------- ----------
                                   In Thousands, Except Per-Share Data
Net sales...............  $5,018,436 $4,892,944 $5,063,821  $5,080,775 $4,227,496
Net income (loss)**.....     294,580    130,631   (157,625)    298,793    268,603
Net income (loss) per
 common share**.........        2.08       0.89      (1.04)       1.92       1.73
Total assets............   3,787,819  4,134,166  4,443,828   5,030,680  4,318,787
Non-current liabilities.   1,588,641  1,730,047  2,044,818   2,012,635  1,669,984

--------
** Net income (loss) includes the following one-time items: 1998 gains on the sale of the company's remaining interest in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share) and loss from operations of businesses held for sale of $80 million (with no associated tax benefit, or $0.56 per diluted share); 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share) and loss from operations of businesses held for sale of $114 million ($76 million after-tax, or $0.51 per diluted share); 1996 restructuring and impairment charges of $442 million ($374 million after taxes and minority interest, or $2.45 per diluted share), gains on partial divestiture of subsidiaries of $80 million ($48 million after-tax, or $0.31 per diluted share) and loss from operations of businesses held for sale of $123 million ($86 million after-tax, or $0.56 per diluted share).

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
R.R. Donnelley & Sons Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 28, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements and financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 28, 1999

                                  SCHEDULE II

Valuation and Qualifying Accounts

  Transactions affecting the allowances for doubtful accounts during the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                      1998     1997     1996
                                                    --------  -------  -------
                                                      Thousands of dollars
      Allowance for trade receivable losses:
       Balance, beginning of year.................. $ 16,259  $14,205  $18,059
       Balance, companies (sold) acquired during
        year.......................................      --       --    (4,834)
       Provisions charged to income................   12,551   10,676    9,877
                                                    --------  -------  -------
                                                      28,810   24,881   23,102
       Uncollectible accounts written off, net of
        recoveries.................................  (14,531)  (8,622)  (8,897)
                                                    --------  -------  -------
       Balance, end of year........................ $ 14,279  $16,259  $14,205
                                                    ========  =======  =======

INDEX TO EXHIBITS*

                                  Description                        Exhibit No.
                                  -------                              --------
 Agreement between R. R. Donnelley & Sons Company and Bain Cap-       2
  ital, Inc.(1).................................................
 Restated Certificate of Incorporation(2).......................      3(i)

 By-Laws........................................................      3(ii)(a)

 Amendment to By-Laws adopted January 28, 1999 .................      3(ii)(b)

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

 Instruments Defining the Rights of Security Holders(4).........      4(b)

 Indenture dated as of November 1, 1990 between the Company and
  Citibank, N.A. as Trustee(5)..................................
                                                                      4(c)

 Five-Year Credit Agreement dated December 11, 1998 among R. R.
  Donnelley & Sons Company, the Banks named therein and The
  First National Bank of Chicago, as Administrative Agent.......
                                                                      4(d)

 364-Day Credit Agreement dated December 11, 1998 among R. R.
  Donnelley & Sons Company, the Banks named therein and The
  First National Bank of Chicago, as Administrative Agent.......
                                                                      4(e)

 Retirement Policy for Directors, as amended(6)**...............     10(a)

 Directors' Deferred Compensation Agreement, as amended(6)**....     10(b)

 Donnelley Shares Stock Option Plan, as amended(7)..............     10(c)

 1993 Stock Ownership Plan for Non-Employee Directors, as            10(d)
 amended(8)**...................................................

 Senior Management Annual Incentive Plan, as amended(6)**.......     10(e)

 Form of Severance Agreement for Senior Officers, as amend-          10(f)
  ed(9)**.......................................................

 1993 Stock Purchase Plan for Selected Managers and Key Staff
  Employees, as amended(8)**....................................
                                                                     10(g)

 1986 Stock Incentive Plan, as amended(8)**.....................     10(h)

 1991 Stock Incentive Plan, as amended(8)**.....................     10(i)

 1995 Stock Incentive Plan, as amended(6)**.....................     10(j)

 Forms of option agreement with certain executive officers and directors, as amended(10)**...................................
                                                                     10(k)

 Form of option agreement with non-employee directors, as            10(l)
  amended(6)**..................................................

 Unfunded Supplemental Benefit Plan(5)**........................     10(m)

 Amendment to Unfunded Supplemental Benefit Plan adopted on          10(n)
  April 25, 1991(11)**..........................................

 Employment Agreement between R. R. Donnelley & Sons Company and William L. Davis(12)**....................................
                                                                     10(o)

 Premium-Priced Option Agreement between R. R. Donnelley & Sons
  Company and William L. Davis(12)**............................
                                                                     10(p)

 Employment Agreement between R. R. Donnelley & Sons Company and Cheryl A. Francis(7)**....................................
                                                                     10(q)

 Agreement between R. R. Donnelley & Sons Company and W. Ed Ty-      10(r)
  ler(1)**......................................................

 Computation of Ratio of Earnings to Fixed Charges..............     12

 Subsidiaries of R. R. Donnelley & Sons Company.................     21

 Consent of Independent Public Accountants dated March 31,           23
  1999..........................................................

 Financial Data Schedule........................................     27

--------
    *Filed with the Securities and Exchange Commission. Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
    **Management contract or compensatory plan or arrangement.

    (1) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 4, 1998, and incorporated by reference.

    (2) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 3, 1996, and incorporated herein by reference.


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

    (6) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed on November 12, 1998, and incorporated herein by reference.

    (7) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 10, 1997, and incorporated herein by reference.

    (8) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, filed on November 1, 1996, and incorporated herein by reference.

    (9) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993, filed on March 28, 1994.

    (10) Filed as Exhibit to Form S-3 filed on January 15, 1998, and incorporated herein by reference.

    (11) Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

    (12) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed on May 7, 1997, and incorporated herein by reference.