Form 10-K405/A
period 1998-12-31
DONNELLEY R R & SONS CO
filed 1999-04-13
CIK 29669

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED  STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   SIGNATURE

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1998 as set forth in the pages attached hereto:

  (a) Exhibit 12, Computation of Ratio of Earnings to Fixed Charges, is filed herewith.

  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 1999.
                                          R. R. DONNELLEY & SONS COMPANY

                                                /s/ Gregory A. Stoklosa
                                          By __________________________________
                                                   Gregory A. Stoklosa,
                                               Vice President and Controller