Form 10-Q
period 1999-03-31
DONNELLEY R R & SONS CO
filed 1999-05-14
CIK 29669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

                                  -----------

  (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                      X
                Yes-------                   No -------

  Number of shares of common stock
  outstanding
   as of March 31, 1999                                 130,805,876

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                        Page
                                  Index                               Number(s)
                                  -----                               ---------
     Condensed Consolidated Statements of Income (Unaudited) for the
      three months ended March 31, 1999 and 1998.....................        3
     Condensed Consolidated Balance Sheets as of March 31, 1999
      (Unaudited) and December 31, 1998..............................        4
     Condensed Consolidated Statements of Cash Flows (Unaudited) for
      the three months ended March 31, 1999 and 1998.................        5
     Notes to Condensed Consolidated Financial Statements
      (Unaudited)....................................................    6 - 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of First Quarter 1999 to First Quarter 1998..........   9 - 11
     Changes in Financial Condition..................................       12
     Subsequent Events...............................................       12
     Year 2000.......................................................  12 - 13
     Other Information...............................................  13 - 15
Item 3. Quantitative and Qualitative Disclosures about Market Risk...       15

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings............................................       16
Item 4. Submission of Matters to a Vote of Security Holders..........       16
Item 5. Other Information............................................       16
Item 6. Exhibits and Reports on Form 8-K.............................       16

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                               ----------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                   (Thousands of dollars, except share data)

                                                       Three Months Ended
                                                            March 31
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
Net sales.......................................... $  1,179,816  $  1,173,598
Cost of sales......................................      936,880       955,539
                                                    ------------  ------------
Gross profit.......................................      242,936       218,059
Selling and administrative expenses................      151,361       130,220
Income (loss) from operations of businesses held
 for sale..........................................       (2,959)          --
                                                    ------------  ------------
Earnings from operations...........................       88,616        87,839
Other income (expense):
 Interest expense..................................      (19,896)      (19,947)
 Other, net........................................        2,792           117
                                                    ------------  ------------
Earnings before income taxes.......................       71,512        68,009
Provision for income taxes.........................       27,532        23,803
                                                    ------------  ------------
Net income......................................... $     43,980  $     44,206
                                                    ============  ============
Net income per share of common stock
 Basic............................................. $       0.33  $       0.31
 Diluted........................................... $       0.33  $       0.30
Cash dividends per basic share..................... $       0.21  $       0.20
Average basic shares outstanding...................  132,777,000   143,928,000
Average diluted shares outstanding.................  134,359,000   146,220,000

     See accompanying Notes to Condensed Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      March 31, 1999 and December 31, 1998
                   (Thousands of dollars, except share data)

                                   ASSETS
                                                            1999        1998
                                                         ----------  ----------
Cash and equivalents...................................  $   74,998  $   66,226
Receivables, less allowance for doubtful accounts of
 $15,112 in 1999 and $14,279 in 1998...................     799,531     843,094
Inventories............................................     189,344     182,931
Prepaid expenses.......................................     112,350      63,040
                                                         ----------  ----------
  Total current assets.................................   1,176,223   1,155,291
                                                         ----------  ----------
Property, plant and equipment, at cost.................   4,414,260   4,368,754
Accumulated depreciation...............................   2,731,757   2,667,827
                                                         ----------  ----------
  Net property, plant and equipment....................   1,682,503   1,700,927
Goodwill and other intangibles, net of accumulated
 amortization of $187,819 in 1999 and $183,589 in 1998.     389,947     381,394
Other noncurrent assets................................     534,805     515,029
Net assets of businesses held for sale.................      42,517      45,476
                                                         ----------  ----------
  Total assets.........................................  $3,825,995  $3,798,117
                                                         ==========  ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.......................................  $  303,083  $  331,257
Accrued compensation...................................     156,903     188,187
Short-term debt........................................      60,000      60,000
Current and deferred income taxes......................      18,937       2,263
Other accrued liabilities..............................     294,100     242,251
                                                         ----------  ----------
  Total current liabilities............................     833,023     823,958
                                                         ----------  ----------
Long-term debt.........................................   1,165,428     998,978
Deferred income taxes..................................     257,765     260,692
Other noncurrent liabilities...........................     415,944     413,611
Shareholders' equity:
  Common stock, at stated value ($1.25 par value)
   Authorized shares: 500,000,000; Issued 140,889,050
    in 1999 and 140,889,050 in 1998....................     308,462     308,462
  Retained earnings....................................   1,313,055   1,325,634
  Cumulative translation adjustments...................     (62,338)    (55,050)
  Unearned compensation................................      (5,399)     (6,118)
  Reacquired common stock, at cost.....................    (399,945)   (272,050)
                                                         ----------  ----------
      Total shareholders' equity.......................   1,153,835   1,300,878
                                                         ----------  ----------
      Total liabilities and shareholders' equity.......  $3,825,995  $3,798,117
                                                         ==========  ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      For the Three Months Ended March 31
                             (Thousands of dollars)

                                                            1999       1998
                                                          ---------  ---------
Cash flows provided by (used for) operating activities:
  Net income............................................. $  43,980  $  44,206
  Loss from operations of businesses held for sale, net
   of tax................................................     1,820        --
  Depreciation...........................................    79,328     81,226
  Amortization...........................................    12,234     11,045
  (Gain) on sale of assets...............................    (2,985)    (1,176)
  Net change in operating working capital................   (43,771)   (32,063)
  Net change in other assets and liabilities.............    18,459        650
  Other..................................................     1,862     (4,733)
                                                          ---------  ---------
Net cash provided by operating activities................   110,927     99,155
                                                          ---------  ---------
Cash flows provided by (used for) investing activities:
  Capital expenditures...................................   (64,393)   (54,432)
  Other investments including acquisitions, net of cash
   acquired..............................................   (52,465)   (18,609)
  Dispositions of assets.................................       --       1,176
                                                          ---------  ---------
Net cash used for investing activities...................  (116,858)   (71,865)
                                                          ---------  ---------
Cash flows provided by (used for) financing activities:
  Net increase in borrowings.............................   166,450    121,648
  Issuances of common stock..............................     1,464     17,539
  Acquisition of common stock............................  (123,559)  (150,732)
  Cash dividends on common stock.........................   (28,017)   (28,975)
                                                          ---------  ---------
Net cash used for financing activities...................    16,338    (40,520)
                                                          ---------  ---------
Effect of exchange rate changes on cash and equivalents..    (1,635)      (259)
Net increase in cash from businesses held for sale.......       --      22,595
                                                          ---------  ---------
Net change in cash and equivalents.......................     8,772      9,106
Cash and equivalents at beginning of period..............    66,226     47,814
                                                          ---------  ---------
Cash and equivalents at end of period.................... $  74,998  $  56,920
                                                          =========  =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                                 ------------

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Note 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1998 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company's 1998 Annual Report on Form 10-K.

  The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications.


  Note 2. Components of the company's inventories at March 31, 1999, and December 31, 1998, were as follows:

                                                               (Thousands of
                                                                 Dollars)
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Raw materials and manufacturing supplies.................... $119,328  $121,490
Work in process.............................................  165,078   150,775
Finished goods..............................................      913     1,220
Progress billings...........................................  (46,078)  (42,217)
LIFO reserve................................................  (49,897)  (48,337)
                                                             --------  --------
    Total inventories....................................... $189,344  $182,931
                                                             ========  ========

  Note 3. The following provides supplemental cash flow information:

                                                               (Thousands of
                                                                 Dollars)
                                                             ------------------
                                                               Three Months
                                                                   Ended
                                                                 March 31
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
 Interest paid.............................................. $  5,693  $  8,521
 Income taxes paid.......................................... $ 10,508  $ 19,908

  Note 4. On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations. On February 11, 1999, the magistrate judge ruled that all claims relating to the Chicago catalog operations were untimely. Plaintiffs have appealed this ruling. If the ruling of the magistrate judge is upheld, the claims relating to other locations will still be pending as is plaintiffs' motion for class certification.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

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

  Note 5. The company has adopted the Statement of Financial Accounting Standards No. 130, Comprehensive Income. This statement is intended to report a measure of all changes in shareholders' equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which impact shareholders' equity. For the company, the only difference between net income and comprehensive income is the effect of the increase in unrealized foreign currency translation losses of $7 million and $5 million for the quarters ended March 31, 1999 and 1998, respectively. Comprehensive income equaled $37 million and $39 million for the quarters ended March 31, 1999 and 1998, respectively.

  Note 6. The company operates in the commercial printing industry. Substantially all revenues result from the sale of printed products and services to customers in the following markets: Book Publishing Services, Financial Services, Magazine Publishing Services, Merchandise Media and Telecommunications. The company's management has aggregated its commercial print businesses as one reportable segment due to strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. The company's investment in businesses held for sale has been disclosed as a separate reportable segment, as the revenues generated from these businesses are unrelated to the commercial printing industry--refer to "Businesses Held for Sale" for additional information.

  The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company's chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the "Summary of Significant Accounting Policies" (F-6 in the 1998 Annual Report on Form 10-K).

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Industry Segment Information

                                    Businesses
                         Commercial  Held for                                     Consolidated
In Thousands               Print       Sale    Corporate  Other(1) Adjustments(2)    Total
------------             ---------- ---------- ---------  -------- -------------- ------------
First Quarter Ended March 31, 1999
Sales................... $1,121,189  $199,123  $    --    $58,627    $(199,123)    $1,179,816
Earnings (loss) from
 operations.............     79,281    (2,959)   10,382     1,912          --          88,616
Earnings (loss) before
 income taxes...........    174,248    (2,959) (101,339)    1,562          --          71,512
Assets..................  3,014,358   213,343   677,357    91,763     (170,826)     3,825,995

First Quarter Ended March 31, 1998
Sales................... $1,117,444  $175,773  $    --    $56,154    $(175,773)    $1,173,598
Earnings (loss) from
 operations.............     79,894       --      6,718     1,227          --          87,839
Earnings (loss) before
 income taxes...........    160,470       --    (93,583)    1,122          --          68,009
Assets..................  3,229,360   295,109   624,100    98,978     (162,997)     4,084,550

--------
(1) Represents other operating segments of the company.
(2) Refer to discussion of "Businesses Held for Sale," which describes the separate presentation of the net assets and results of operations of businesses held for sale.

  Note 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out period for deductions. Without the COLI deduction, the company anticipates a higher effective tax rate in 1999 and future years.

  The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the $34 million of tax benefit that resulted from the COLI interest deductions claimed by the company in its 1990 to 1992 tax returns. The company has challenged this position in a formal protest filed with the IRS Appeals division. The company expects to resolve the issue eventually in a manner that does not materially impact its financial position or results of operations.

  Note 8. On April 2, 1999, the company acquired certain net assets of the Communicolor division of The Standard Register Company (Communicolor). Communicolor, with locations in Newark, Ohio and Eudora, Kansas, is a provider of personalization services and printer of innovative direct-mail campaigns. The acquisition will be accounted for using the purchase method of accounting.

  On April 16, 1999, the company issued $200 million of 6 5/8% debentures due 2029. Proceeds received from the sale were used to reduce outstanding commercial paper borrowings incurred for working capital purposes and in connection with the financing of the company's acquisitions of Communicolor and the financial printing unit of Cadmus Communications, with the remainder to be used for general corporate purposes.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of First Quarter 1999 to First Quarter 1998

                               About the Company

  R.R. Donnelley & Sons Company is the largest commercial printer in North America. Our company is a leading provider of printing and related services to the merchandising, magazine, book, directory, financial and healthcare markets. We use our superior skills, scale and technology to deliver solutions that effectively meet our customers' needs. Our common stock (DNY: NYSE) has been publicly traded since 1956. At the end of March, 1999, we had approximately 32,000 employees working in our core printing operations on four continents. We also had 49 manufacturing plants with a broad range of capabilities to serve our customers. While 91% of our revenue is generated in the United States, we have extended our core competencies into selected international markets.

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

  The segment of commercial printing that we serve generates approximately $80 billion in annual revenue. Within this segment, we have leadership positions in all five of our end markets:

  . Merchandise Media, serving the consumer and business-to-business catalog, retail insert and direct mail markets;

  . Magazine Publishing Services, serving the consumer, trade and specialty magazine markets;

  . Telecommunications, serving the global directory needs of telecommunications providers;

  . Book Publishing Services, serving the trade, children's, religious and educational book markets; and

  . Financial Services, serving the communication needs of the financial markets and healthcare industry.

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

  While our printing plants are geographically diverse, the supporting technologies and knowledge base are shared. Our plants have a range of production capabilities to serve the five basic commercial print markets outlined earlier. We manufacture products for these markets with the operational goal of optimizing the efficiency of our common manufacturing platform. As a result, most plants produce work for customers in two or more of our end markets.

  Sales results by business unit for the first quarter of 1999 and 1998 are presented below:

                          Net Sales by Business Unit

   First Quarter Ended March 31,
   (Thousands of Dollars)              1999    % of Total    1998    % of Total
   -----------------------------    ---------- ---------- ---------- ----------
   Magazine Publishing Services.... $  281,424     24%    $  291,678     25%
   Merchandise Media...............    274,754     23%       290,877     25%
   Telecommunications..............    207,588     18%       190,013     16%
   Book Publishing Services........    168,505     14%       165,815     14%
   Financial Services..............    130,625     11%       123,551     10%
   Other...........................    116,920     10%       111,664     10%
                                    ----------    ----    ----------    ----
                                    $1,179,816    100%    $1,173,598    100%
                                    ==========    ====    ==========    ====

                      Consolidated Results of Operations

  For the first quarter of 1999, we reported net income of $44 million, or $0.33 per diluted share compared to net income of $44 million, or $0.30 per diluted share for the prior year. Gross profit for the first quarter rose 11% to $243 million, reflecting increased manufacturing productivity as discussed below, despite relatively flat sales between years. First quarter net income reflected a higher effective tax rate of 38.5% versus 35% for the prior year, due to the phase-out of deductions for the company's corporate-owned life insurance programs (COLI). Diluted earnings per share for the first quarter of 1999 also reflect the effect of the company's continued share repurchase program. Excluding the loss from operations of businesses held for sale, first quarter 1999 net income was $46 million, or $0.34 per diluted share.

                            Consolidated Net Sales

  Net sales for the first quarter of 1999, including materials such as paper and ink, were flat compared to the prior year because of lower paper prices and fewer pass-through material sales. Lower paper prices and reduced paper sales impacted primarily Magazine and Merchandise Media. Telecommunications sales increased as a result of higher volumes, driven by page count increases from increased advertising demand. Financial Services sales increased due to the strength of our performance in the capital and healthcare markets despite lower commercial volumes. Financial Services sales also include the revenues from the acquisition of the financial printing unit of Cadmus Communications since March 1, 1999 ($4 million). Book Publishing sales also increased, reflecting higher volumes primarily for the one-color market. First quarter sales net of materials (primarily paper and ink) grew by 5% in 1999, reflecting the company's emphasis on higher value-added products and services.

                             Consolidated Expenses

  Gross profit for the first quarter of 1999 increased 11% to $243 million, compared to $218 million a year ago. First quarter gross profit as a percentage of sales increased to 20.6% from 18.6% the prior year, driven primarily by continued improvements in manufacturing productivity. Selling and administrative expenses increased 16% to $151 million, or 12.8% of sales compared to 11.1% for the prior year. This increase reflected higher marketing-related expenses, increased selling costs from higher volumes, and additional expenditures related to Year 2000 remediation which did not occur in the first quarter of 1998. Earnings from operations for the first quarter increased slightly to $89 million, despite a loss from operations of businesses held for sale of $3 million as described in "Businesses Held for Sale."

                           Summary of Expense Trends

   First Quarter Ended
   March 31,                                      % Increase
   (Thousands of Dollars)      1999       1998    (Decrease)
   ----------------------   ---------- ---------- ---------- --- --- ---
   Cost of materials....... $  429,014 $  455,142   (5.7%)
   Cost of manufacturing...    416,304    408,126    2.0%
   Depreciation............     79,328     81,226   (2.3%)
   Amortization............     12,234     11,045   10.8%
   Selling and
    administrative.........    151,361    130,220   16.2%
   Net interest expense....     19,896     19,947   (0.3%)

                              Nonoperating Items

  Interest expense for the first quarter was approximately $20 million in both 1999 and 1998. Lower commercial paper and medium-term note interest expense in 1999 was offset by higher interest expense on borrowings of foreign subsidiaries. Other income, net in 1999 reflects a gain of $3 million on the sale of real estate.

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

  On December 15, 1997, SIH's businesses became separate companies and our ownership interest in SIH was restructured. We converted our equity and debt positions in Stream International into 87% of the common stock of that business. Additionally, we converted our equity and debt positions in CS&T into 86% of the common stock of CS&T and sold our equity and debt positions in MMI for non-voting preferred stock of MMI. The disposition of our interest in CS&T will be effected through the sale of the business, which is planned to occur during 1999.

  In connection with the planned disposition of CS&T, we have reported our interest in CS&T as businesses held for sale. During December 1998, the net assets and results of operations of businesses held for sale were reclassified from discontinued operations because the planned sale of CS&T did not occur in 1998, as originally intended. The net assets of CS&T are included in net assets of businesses held for sale as of March 31, 1999 and 1998. The non-voting preferred stock in MMI is included in other non-current assets as of March 31, 1999 and 1998.

  In the first quarter of 1999, we recorded a $3 million ($1.8 million after-tax) loss from operations of businesses held for sale related to CS&T.

  During 1998, we recorded an $80 million impairment charge (with no associated tax benefit) related to the write-down of goodwill on the books of CS&T. In 1997, we recorded a $100 million ($60 million after-tax) impairment charge to adjust the carrying costs of CS&T and MMI to their estimated net realizable values.

  Summary financial information of businesses held for sale has been disclosed within the "Industry Segment Information" (Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-Q).

Changes in Financial Condition

                        Liquidity and Capital Resources

  Net cash provided by operating activities in the first quarter of 1999 totaled $111 million, up $12 million from the same period in 1998. This was driven by an increase in income tax liabilities and increased accounts payable, partially offset by increased accounts receivable and higher accrued compensation payments. Capital expenditures totaled $64 million for the first quarter of 1999 compared to $54 million a year ago. Spending was directed principally to projects that further enhance productivity and to upgrade our systems infrastructure and capabilities companywide. Full-year capital spending is expected to exceed $300 million in 1999 in support of selected growth opportunities, including our expansion in Poland and a directory plant in Brazil. Management believes that the company's cash flow and borrowing capacity are sufficient to fund current operations and growth.

  On March 1, 1999, we purchased the financial printing unit of Cadmus Communications. The purchase includes the assets and operations of five service centers in Baltimore, Charlotte, Raleigh, Richmond and New York, as well as a print-on-demand and fulfillment facility in Charlotte and selected software products.

  At March 31, 1999, we had an unused revolving credit facility of $400 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

Subsequent Events

  On April 2, 1999, we acquired certain net assets of the Communicolor division of The Standard Register Company. Communicolor, with locations in Newark, Ohio and Eudora, Kansas, is a provider of personalization services and printer of innovative direct-mail campaigns. The acquisition will be accounted for using the purchase method of accounting.

  On April 16, 1999, we issued $200 million of 6 5/8% debentures due 2029. Proceeds received from the sale were used to reduce outstanding commercial paper borrowings incurred for working capital purposes and in connection with the financing of the company's acquisitions of Communicolor and the financial printing unit of Cadmus Communications, with the remainder to be used for general corporate purposes.

Year 2000

  Process control and information systems are becoming increasingly important to the effective management of the company. Increased spending on new systems and updating of existing systems continues to be necessary. In the near term, we are focusing these efforts on ensuring that processes and systems are Year 2000 compliant. In addition, the company is focused on an initiative to upgrade and standardize the company's information technology infrastructure, which has the incidental effect of addressing certain of the company's Year 2000 compliance issues. We have deferred a number of other infrastructure and systems initiatives that would support continuous productivity improvements and enhanced service capabilities until after the company completes its Year 2000 efforts.

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

  Our efforts in these respects are well under way, and we continue to expect that substantially all phases of such efforts will be completed by mid-1999. In addition to our internal remediation activities, we have completed an initial evaluation of compliance by our key U.S. suppliers and vendors. We are continuing to evaluate other external companies, including customers whose systems interact with ours, and continue to expect to substantially complete this evaluation by mid-1999. Separate Year 2000 compliance programs are in progress at Stream International and CS&T.

  Although the company expects internal systems to be Year 2000 compliant as described above, we are implementing a process for development of contingency plans that will specify what we plan to do if critical systems, processes, suppliers, vendors and external companies encounter Year 2000 issues. The contingency planning effort focuses on those areas where our testing or evaluation does not demonstrate Year 2000 compliance, or where the criticality of the business process would make contingency planning prudent. Specific plans will be developed throughout the course of the year as these areas are identified.

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

Other Information

  Share repurchase--In September 1998, the board of directors authorized a program to repurchase up to $300 million of the company's common stock in privately negotiated or open-market transactions. The program includes shares purchased for issuance under various stock option plans.

  During the quarter, the company purchased approximately 3.6 million shares, at an average price of $36.14 per share. The program is expected to be completed by mid-1999.

  Technology--We remain a technology leader, investing not only in print-related technologies such as computer-to-plate, customer connectivity and digital imaging capabilities, but also in Internet-based business models, such as our SelectSource(R) and HouseNet(R) services. These businesses help our customers effectively deliver their content on the Internet.

  SelectSource and HouseNet address the online needs of catalogers and publishers, respectively. SelectSource offers content conversion and site development services for catalog and retail customers. HouseNet, an online community of interest focused on home improvement topics, aggregates content around the themes of home, garden, crafts and money management to offer a one-stop information resource for consumers. HouseNet was recently named Yahoo!'s number-one site for home improvement information for 1998.

  Book Publishing Services also applies technology to create solutions that enable our customers to manage and distribute content in multiple media formats. Our digital archiving and customer publishing solution allows education customers to build books online. In addition, Book Publishing Services is the leading supplier of conversion services to the emerging electronic book marketplace.

  In the production process for print, increased digitization allows us to implement world-class manufacturing techniques. Digital workflows, coupled with on-press instrumentation and advanced statistical process control techniques, allow us to more effectively manage both our manufacturing assets and our raw material inputs. Additionally, new digital imaging capabilities are allowing higher levels of customization, enabling highly personalized printed products to be delivered to consumers.

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

  Environmental Regulations--Our business is subject to various laws and regulations relating to employee health and safety and to environmental protection. Our policy is to comply with all laws and regulations that govern protection of the environment and employee health and safety. We do not anticipate that compliance will have a material adverse effect on our competitive or consolidated financial positions.

  Outlook--The commercial printing industry in the United States (our primary geographic market) is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is fierce.

  We are a large user of paper, bought by us or supplied to us by our customers. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results, primarily at the revenue line. However, management currently does not see any disruptive conditions affecting prices and supply of paper in 1999.

  Postal costs are a significant component of our customers' cost structure. Changes in postal rates, which became effective in January 1999, are not expected to negatively affect the company. In fact, postal rate increases enhance the value of R.R. Donnelley Logistic Services to our customers, as we are able to improve the cost and efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower cost enhances our position in the marketplace.

  In addition to paper and postage costs, consumer confidence and economic growth are key drivers of print demand. While current economic conditions remain favorable, there is uncertainty around the future business environment. A significant change in the economic outlook could affect demand for the company's products, particularly in the financial printing market.

  In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for the company. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in sustained growth in shareholder value.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

  We are exposed to market risk from changes in interest rates and foreign exchange rates. However, we generally maintain more than half of our debt at fixed rates (approximately 62% at March 31, 1999), and therefore our exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements as a whole. Our exposure to adverse changes in foreign exchange rates also is immaterial to our consolidated financial statements as a whole, and we occasionally use financial instruments to hedge exposures to foreign exchange rate changes. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in our 1998 Annual Report on Form 10-K.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

  On each of November 25, 1996, and June 30, 1998, purported class actions were brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company's Chicago catalog operations, and violation of the Employee Retirement Income Security Act. These actions are described in part I of this quarterly report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The company held its Annual Meeting of Stockholders on March 25, 1999.

  (b) The following matters were voted upon at the Annual Meeting of
   Stockholders:

    1. The election of the nominees for Directors of Class 2, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2002, was voted on by the stockholders. The nominees, all of whom were elected, were Joseph B. Anderson, Jr., Judith H. Hamilton and Bide L. Thomas. The Inspectors of Election certified the following vote tabulations:

                                                               For     Withheld
                                                           ----------- ---------
      Joseph B. Anderson, Jr.............................. 116,969,991 1,523,554
      Judith H. Hamilton.................................. 117,614,177   879,368
      Bide L. Thomas...................................... 117,571,873   921,672

    2. A stockholder proposal regarding pay equity was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

         For        %     Against      %     Abstain     %    Non-Vote     %
      ----------   ---   ----------   ---   ---------   ---   ---------   ---
      18,339,202   15%   92,019,201   78%   2,603,423   2%    5,531,719   5%

    3. A stockholder proposal regarding global corporate standards was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:

         For       %      Against      %     Abstain     %    Non-Vote     %
      ---------   ---   -----------   ---   ---------   ---   ---------   ---
      3,640,553   3%    103,809,782   87%   5,511,491   5%    5,531,719   5%

Item 5. Other Information

  Certain statements in this filing, including the discussions of management expectations for 1999, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company's 1998 Annual Report on Form 10-K for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     27    Financial Data Schedule

  (b) No current report on Form 8-K was filed during the first quarter of 1999.

                                   SIGNATURE

  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          R.R. Donnelley & Sons Company

                                                  /s/ Gregory A. Stoklosa
                                          By __________________________________
                                                   Corporate Controller
                                                  (Authorized Officer and
                                                 Chief Accounting Officer)

         May 14, 1999
Date __________________________