Form 10-K405/A
period 1998-12-31
DONNELLEY R R & SONS CO
filed 1999-08-05
CIK 29669

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   SIGNATURE

  The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1998 as set forth below:

  (a)  Item 11. EXECUTIVE COMPENSATION

  Information concerning executive and director compensation for the year ended December 31, 1998, and, with respect to certain of such information, prior years, is contained on pages 17, 21-24 and 28-30 of the company's definitive proxy statement dated February 18, 1999, and is incorporated herein by reference.

  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 1999.
                                          R. R. DONNELLEY & SONS COMPANY

                                                /s/ Gregory A. Stoklosa
                                          By __________________________________
                                                   Gregory A. Stoklosa,
                                               Vice President and Controller