Form 10-Q
period 1999-06-30
DONNELLEY R R & SONS CO
filed 1999-08-13
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4694

R. R. DONNELLEY & SONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1004130 (I.R.S. Employer Identification No.)
77 West Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

Registrant’s Telephone Number (312) 326-8000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	✓	No	✓

Number of shares of common stock outstanding
as of July 31, 1999
127,671,691

PART  I

FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	1999	1998	1999	1998
Net sales	$1,195,170	$1,155,964	$2,374,986	$2,329,561
Cost of sales	935,920	915,216	1,872,800	1,870,754

Gross profit	259,250	240,748	502,186	458,807
Selling and administrative expenses	156,346	143,429	307,707	273,649
Income (loss) from operations of businesses held for sale	(1,931)	(80,067)	(4,890)	(80,067)

Earnings from operations	100,973	17,252	189,589	105,091
Other income (expense):
Interest expense	(23,726)	(19,689)	(43,621)	(39,636)
Gain on sale of Metromail shares	—	145,656	—	145,656
Other income —net	8,098	1,764	10,889	1,881

Earnings before income taxes	85,345	144,983	156,857	212,992
Provision for income taxes	32,858	86,246	60,390	110,049

Net income	52,487	58,737	96,467	102,943

Net income per share of common stock:
Basic	$0.41	$0.42	$0.74	$0.72
Diluted	$0.40	$0.41	$0.73	$0.71

Cash dividends per basic share	$0.21	$ 0.20	$0.42	$0.40

Average basic shares outstanding	129,450,000	140,835,000	131,157,000	142,450,000
Average diluted shares outstanding	130,601,000	143,824,000	132,632,000	144,995,000

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 1999 and December 31, 1998
(Thousands of dollars, except share data)

ASSETS
	1999	1998
Cash and equivalents	$50,374	$66,226
Receivables, less allowance for doubtful accounts of $15,269 in 1999 and $14,279 in 1998	800,276	843,094
Inventories	194,299	182,931
Prepaid expenses	78,744	63,040

Total current assets	1,123,693	1,155,291

Property, plant and equipment, at cost	4,593,680	4,368,754
Accumulated depreciation	2,822,886	2,667,827

Net property, plant and equipment	1,770,794	1,700,927
Goodwill and other intangibles, net of accumulated amortization of $195,279 in 1999 and $183,589 in 1998	388,062	381,394
Other noncurrent assets	542,108	515,029
Net assets of businesses held for sale	40,582	45,476

Total assets	$3,865,239	$3,798,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$284,475	$331,257
Accrued compensation	160,041	188,187
Short-term debt	60,000	60,000
Current and deferred income taxes	31,902	2,263
Other accrued liabilities	274,134	242,251

Total current liabilities	810,552	823,958

Long-term debt	1,292,003	998,978
Deferred income taxes	254,659	260,692
Other noncurrent liabilities	415,908	413,611
Shareholders ’ equity:
Common stock, at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 1999 and 140,889,050 in 1998	308,462	308,462
Retained earnings	1,361,847	1,325,634
Cumulative translation adjustments	(63,184)	(55,050)
Unearned compensation	(4,712)	(6,118)
Reacquired common stock, at cost	(510,296)	(272,050)

Total shareholders’ equity	1,092,117	1,300,878

Total liabilities and shareholders’ equity	$3,865,239	$3,798,117

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30
(Thousands of dollars)

	1999	1998
Cash flows provided by (used for) operating activities:
Net income	$96,467	$102,943
Loss from operations of businesses held for sale, net of tax	3,010	80,067
Gain on sale of Metromail, net of tax	—	(87,394)
Depreciation	159,320	161,969
Amortization	22,538	22,855
(Gain) on sale of assets	(2,985)	(8,587)
Net change in operating working capital	(8,519)	24,245
Net change in other assets and liabilities	27,297	77,079
Other	(17,349)	(17,007)

Net cash provided by operating activities	279,779	356,170

Cash flows provided by (used for) investing activities:
Capital expenditures	(133,173)	(108,429)
Other investments including acquisitions, net of cash acquired	(155,966)	(22,234)
Dispositions of assets	—	16,023
Disposition of Metromail, net of tax	—	238,438

Net cash provided by (used for) investing activities	(289,139)	123,798

Cash flows provided by (used for) financing activities:
Net increase (decrease) in borrowings	291,097	(195,552)
Issuances of common stock	14,274	53,539
Acquisition of common stock	(254,520)	(294,085)
Cash dividends on common stock	(55,340)	(57,116)

Net cash used for financing activities	(4,489)	(493,214)

Effect of exchange rate changes on cash and equivalents	(2,003)	(825)
Net increase in cash from businesses held for sale	—	28,098

Net change in cash and equivalents	(15,852)	14,027
Cash and equivalents at beginning of period	66,226	47,814

Cash and equivalents at end of period	$50,374	$61,841

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         NOTE 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1998 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company’s 1998 Annual Report on Form 10-K.

         The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications.

         NOTE 2. Components of the company’s inventories at June 30, 1999, and December 31, 1998, were as follows:

	(Thousands of Dollars)
	1999	1998
Raw materials and manufacturing supplies	$117,837	$121,490
Work in process	178,858	150,775
Finished goods	1,405	1,220
Progress billings	(52,864)	(42,217)
LIFO reserve	(50,937)	(48,337)

Total inventories	$194,299	$182,931

NOTE 3. The following provides supplemental cash flow information:
	(Thousands of Dollars)
	Six Months Ended June 30
	1999	1998
Interest paid	$37,101	$39,253
Income taxes paid	$22,016	$26,966

         NOTE 4. On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations. On August 10, 1999, the district court judge denied the company’s motion for partial summary judgment on the basis of timeliness. Discovery is underway.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        N OTE 5. The company has adopted the Statement of Financial Accounting Standards No. 130, Comprehensive Income. This statement is intended to report a measure of all changes in shareholders ’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which impact shareholders’ equity. For the company, the only difference between net income and comprehensive income is the effect of the increase in unrealized foreign currency translation losses of $0.8 million and $8 million for the three and six months ended June 30, 1999 and $8 million and $13 million for the three and six months ended June 30, 1998. Total comprehensive income was $52 million and $88 million for the three and six months ended June 30, 1999 and $51 million and $90 million for the three and six months ended June 30, 1998.

        N OTE 6. The company operates in the commercial printing industry. Substantially all revenues result from the sale of printed products and services to customers in the following markets: Book Publishing Services, Financial Services, Magazine Publishing Services, Merchandise Media and Telecommunications. The company’s management has aggregated its commercial print businesses as one reportable segment because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. The company’s investment in businesses held for sale has been disclosed as a separate reportable segment, as the revenues generated from these businesses are unrelated to the commercial printing industry —refer to “Businesses Held for Sale” under Item 2 of this Form 10-Q for additional information.

        The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Summary of Significant Accounting Policies” (page F-6 in the 1998 Annual Report on Form 10-K).
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segment Information

In Thousands	Commercial Print	Businesses Held for Sale	Corporate	Other (1)	Adjustments (2)	Consolidated Total
Second Quarter 1999
Sales	$1,141,359	$271,962	$ —	$53,811	$(271,962)	$1,195,170
Earnings (loss) from operations	94,215	(1,931)	7,126	1,563	—	100,973
Earnings (loss) before income taxes	101,703	(1,931)	(15,881)	1,454	—	85,345
Assets	3,098,679	289,214	637,824	88,154	(248,632)	3,865,239

Second Quarter 1998
Sales	$1,102,233	$224,427	$—	$53,731	$(224,427)	$1,155,964
Earnings (loss) from operations	91,797	(80,067)	5,653	(131)	—	17,252
Earnings (loss) before income taxes	97,520	(80,067)	127,603	(73)	—	144,983
Assets	2,991,284	325,605	616,128	93,017	(279,062)	3,746,972

Six Months Ended June 30, 1999
Sales	$2,262,548	$471,085	$—	$112,438	$(471,085)	$2,374,986
Earnings (loss) from operations	187,082	(4,890)	3,922	3,475	—	189,589
Earnings (loss) before income taxes	194,557	(4,890)	(35,826)	3,016	—	156,857

Six Months Ended June 30, 1998
Sales	$2,219,676	$400,200	$—	$109,885	$(400,200)	$2,329,561
Earnings (loss) from operations	176,424	(80,067)	7,638	1,096	—	105,091
Earnings (loss) before income taxes	187,858	(80,067)	104,152	1,049	—	212,992

(1)	Represents other operating segments of the company.
(2)	Refer to discussion of “Businesses Held for Sale,” under Item 2 of this Form 10-Q which describes the separate presentation of the net assets and results of operations of businesses held for sale.

        N OTE 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out period for deductions. Without the COLI deduction, the company anticipates a higher effective tax rate in 1999 and future years.

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

         NOTE 8. In April 1999, the company acquired certain net assets of the Communicolor division of The Standard Register Company (Communicolor). Communicolor, with locations in Newark, Ohio and Eudora, Kansas, is a provider of personalization services and printer of innovative direct-mail campaigns. The acquisition was accounted for using the purchase method of accounting.

         In April 1999, the company issued $200 million of 6  5 / 8 % debentures due 2029. Proceeds received from the sale were used to reduce outstanding commercial paper borrowings incurred for working capital purposes and in connection with the financing of the company’s acquisitions of Communicolor and the financial printing unit of Cadmus Communications, with the remainder used for general corporate purposes.

         NOTE 9. In March 1998, Metromail Corporation (Metromail) entered into a merger agreement with The Great Universal Stores, P.L.C. (GUS), pursuant to which GUS initiated a tender offer for the outstanding shares of Metromail. In conjunction with the merger, the company committed to sell its remaining 37% interest in Metromail to GUS. In April 1998, the company received $297 million, or approximately $238 million after-tax, for its remaining interest in Metromail. The company recognized a pre-tax gain of $146 million ($87 million after-tax) from this transaction.

         NOTE 10. In the second quarter of 1998, the company recorded an $80 million impairment charge (with no associated tax benefit) related to the write-down of goodwill at Corporate Software & Technologies (CS&T). CS&T is reported as businesses held for sale in the accompanying financial statements—refer to “Businesses Held for Sale” under Item 2 of this Form 10-Q for additional information.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Second Quarter and First Six Months of 1999 to 1998

About the Company

         R.R. Donnelley & Sons Company is the largest commercial printer in North America. Our company is a leading provider of printing and related services to the merchandising, magazine, book, directory, financial and healthcare markets. We use our superior skills, scale and technology to deliver solutions that effectively meet our customers’ needs. Our common stock (DNY: NYSE) has been publicly traded since 1956. At the end of June 1999, we had approximately 32,000 employees working in our core printing operations on four continents. We also had 53 manufacturing plants with a broad range of capabilities to serve our customers. While 91% of our revenue is generated in the United States, we have extended our core competencies into selected international markets.

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

         The segment of commercial printing that we serve generates approximately $80 billion in annual revenue. Within this segment, we have leadership positions in all five of our end markets:

•	Magazine Publishing Services, serving the consumer, trade and specialty magazine markets;

•	Merchandise Media, serving the consumer and business-to-business catalog, retail insert and direct mail markets;

•	Telecommunications, serving the global directory needs of telecommunications providers;

•	Book Publishing Services, serving the trade, children ’s, religious and educational book markets; and

•	Financial Services, serving the communication needs of the financial markets and healthcare industry.

        In addition to our U.S. operations, we operate in Mexico, South America, Europe and China. For reporting purposes, revenues from our international facilities primarily serving the directory market are reported within Telecommunications. Revenues from our two Mexico facilities that primarily serve the magazine market are reported within Magazine Publishing Services. Our third Mexico facility serves the book market and is reported within Book Publishing Services. Revenues from other international facilities serving more than one market are included in “ Other.” The “Other” classification also includes net sales from R.R. Donnelley Logistics Services (DLS), our logistics and distribution operation. DLS serves our print services customers and others by consolidating and sorting mail so that it is delivered to the postal system closer to the final destination, resulting in reduced postage costs and improved on-time delivery. Additionally, DLS delivers magazine newsstand, newspaper inserts and financial services products. Finally, revenue from Stream International Inc., which provides technical and help-line computer support to its customers, is included in “Other.”

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

        Sales results by business unit for the second quarter and first six months of 1999 and 1998 are presented below:

Net Sales by Business Unit

Second Quarter Ended June 30, (Thousands of Dollars)	1999	% of Total	1998	% of Total
Magazine Publishing Services	$270,850	23%	$272,836	24%
Merchandise Media	268,421	22%	275,301	24%
Telecommunications	192,909	16%	175,519	15%
Book Publishing Services	177,307	15%	176,718	15%
Financial Services	173,479	15%	147,109	13%
Other	112,204	9%	108,481	9%

	$1,195,170	100%	$1,155,964	100%

Six Months Ended June 30, (Thousands of Dollars)	1999	% of Sales	1998	% of Sales
Magazine Publishing Services	$552,274	23%	$564,514	24%
Merchandise Media	541,033	23%	560,178	24%
Telecommunications	400,497	17%	365,532	16%
Book Publishing Services	347,327	15%	346,797	15%
Financial Services	304,733	13%	272,397	12%
Other	229,122	9%	220,143	9%

	$2,374,986	100%	$2,329,561	100%

Consolidated Results of Operations

         Net income for the second quarter of 1999 was $52 million, or $0.40 per diluted share, compared to net income of $59 million, or $0.41 per diluted share for the prior year quarter. Second quarter 1999 included an after-tax loss from businesses held for sale of $1.2 million ($0.01 per diluted share). Second quarter 1998 included an $87 million after-tax gain on the sale of Metromail ($0.61 per diluted share), and an $80 million after-tax loss from businesses held for sale ($0.56 per diluted share). Excluding the effects of these one-time items, net income for the second quarter of 1999 was $54 million, or $0.41 per diluted share, compared to net income of $51 million, or $0.36 per diluted share a year ago. The effective tax rate for the second quarter of 1999 was 38.5%, lower than the comparable quarter a year ago of 59%. In 1998, we did not record a tax benefit in the second quarter on the $80 million impairment charge due to the uncertainty with respect to our ability to realize the tax loss in the future, which increased our overall effective rate for the quarter and year-to-date.

         Net income for the first half of 1999 was $96 million, or $0.73 per diluted share, compared to net income of $103 million, or $0.71 per diluted share for the prior year period. First half 1999 included an after-tax loss from businesses held for sale of $3 million ($0.02 per diluted share). First half 1998 included an $87 million after-tax gain on the sale of Metromail ($0.60 per diluted share) and an $80 million after-tax loss from businesses held for sale ($0.55 per diluted share). Excluding the effects of these one-time items, net income for the first half of 1999 was $99 million, or $0.75 per diluted share, compared to net income of $96 million, or $0.66 per diluted share a year ago. Excluding the impact of the 1998 Metromail gain and the impairment charge noted above, the overall effective tax rate increased in 1999 to 38.5% from 35% in 1998 due to the phase-out of deductions for the company’s corporate-owned life insurance programs (COLI). Diluted earnings per share for 1999 also reflect the effect of the company’s share repurchase program.

Consolidated Net Sales

         Net sales for the second quarter of 1999, including materials such as paper and ink, increased $39 million, or 3% from a year ago, despite lower paper prices and fewer pass-through materials sales. Paper prices across our Magazine Publishing Services and Merchandise Media markets have declined approximately 10%–15% from the previous year. In several of our markets, but primarily Magazine Publishing and Merchandise Media, the proportion of customer-supplied paper has increased in 1999 resulting in fewer pass-through materials sales. Second quarter 1999 sales net of materials increased $49 million, or 7% from a year ago, which reflected our emphasis on higher value-added products and services. The acquisitions of Cadmus Financial and Communicolor contributed $25 million in net sales for the second quarter of 1999.

         Second quarter 1999 net sales for the combined commercial print market of Magazine Publishing Services and Merchandise Media decreased 2% from a year ago, primarily as a result of lower paper prices and more customer-supplied paper, partially offset by higher volumes. Merchandise Media net sales for the second quarter included $18 million from the Communicolor acquisition in April 1999. Book Publishing Services net sales were essentially flat for the second quarter, due to more customer-supplied paper and the shutdown of a fulfillment and distribution center that offset base volume increases. Net sales for Telecommunications increased 10% for the second quarter, driven primarily by both higher directory and non-directory volumes and timing shifts from the fourth quarter of 1998. Net sales for Financial Services increased 18% for the second quarter, related primarily to market share gains in the capital markets and higher mutual fund business activity levels.

         First half 1999 net sales, including materials such as paper and ink, increased $45 million, or 2% from a year ago, despite lower paper prices and fewer pass-through materials sales. For the first half of 1999, paper prices were down 10% –15% from a year ago across the Magazine Publishing Services and Merchandise Media markets. Sales net of materials increased 6% for the first half of 1999, reflecting our emphasis on higher value-added products and services. The acquisitions of Cadmus Financial and Communicolor contributed $29 million in net sales for the first half of 1999.

         First half 1999 net sales for the combined Magazine Publishing Services and Merchandise Media markets decreased 3% from a year ago, which reflected lower paper prices and a shift to more customer-supplied paper, partially offset by higher volumes. Net sales for Telecommunications increased 10% for the first half primarily due to higher volume and the timing shifts from 1998 noted above. Book Publishing Services net sales were flat for the first half of 1999, as strong one-color volumes were offset by lower fulfillment and distribution revenues. First half 1999 net sales for Financial Services increased 12%, related primarily to volume increases, driven by our strong performance in the capital markets and higher mutual fund business activity levels.

Consolidated Expenses

         Gross profit for the second quarter of 1999 increased by 8% to $259 million compared to $241 million for the same period last year. Second quarter gross profit as a percentage of sales increased to 21.7% from 20.8% a year ago. Gross profit for the first half of 1999 increased by 9% to $502 million compared to $459 million for the same period last year. First half gross profit as a percentage of sales increased to 21.1% from 19.7% a year ago. The increase in gross margin for both the second quarter and first half of 1999 reflects primarily the results of our continued productivity initiatives. As of June 30, 1999, we have implemented specific targeted productivity improvement plans at 20 of our manufacturing facilities. The initiatives are targeted towards making our operations more productive by analyzing all aspects of the production process.

         Selling and administrative expenses for the second quarter of 1999 increased 9% to $156 million, or 13.1% of sales compared to 12.4% for the prior year. Of the 9% increase, 3% was a result of the impact of the Communicolor and Cadmus acquisitions, and the remainder was due primarily to investments in building capabilities in areas such as procurement, paper services and marketing.

         Selling and administrative expenses for the first half of 1999 increased by 12% to $308 million, or 13.0% of sales compared to 11.7% last year. Of the 12% increase, 3% was due to an increase in Year 2000 and Information Technology spending over the prior year, 2% was a result of the Communicolor and Cadmus acquisitions, and the remainder was due to higher volumes as well as upgrading our capabilities as noted above.

Summary of Expense Trends

Second Quarter Ended June 30,	1999	1998	% Increase (Decrease)
(Thousands of Dollars)
Cost of materials	$ 417,049	$ 426,944	(2.32%	)
Cost of manufacturing	428,575	395,719	8.30%
Depreciation	79,992	80,743	(0.93%	)
Amortization	10,304	11,810	(12.75%	)
Selling and administrative	156,346	143,429	9.01%
Net interest expense	23,726	19,689	20.50%

Six Months Ended June 30,	1999	1998	% Increase (Decrease)
(Thousands of Dollars)
Cost of materials	$ 846,063	$ 882,085	(4.08%	)
Cost of manufacturing	844,879	803,845	5.10%
Depreciation	159,320	161,969	(1.64%	)
Amortization	22,538	22,855	(1.39%	)
Selling and administrative	307,707	273,649	12.45%
Net interest expense	43,621	39,636	10.05%

Nonoperating Items

         Interest expense increased $4 million for both the quarter and the first six months of 1999 due to higher average debt levels related to recent acquisitions and the completion of the share repurchase program.

         Other income, net, in the second quarter of 1999 of $8 million was $6 million higher than a year ago due to lower COLI expense ($2 million), additional foreign exchange gains ($2 million), and other smaller miscellaneous items. For the first half of 1999, in addition to the items noted above, we had a $3 million gain on the sale of real estate.

         In April 1998, we sold our remaining interest in Metromail to The Great Universal Stores, P.L.C. (GUS). We received $297 million in cash proceeds, or approximately $238 million after-tax, and recognized a pre-tax gain of $146 million ($87 million after-tax) on this transaction.

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

         On December 15, 1997, SIH’s businesses became separate companies and our ownership interest in SIH was restructured. We converted our equity and debt positions in Stream International into 87% of the common stock of that business and converted our equity and debt positions in CS&T into 86% of the common stock of CS&T. Additionally, we sold our equity and debt positions in MMI for non-voting preferred stock of MMI. The disposition of our interest in CS&T will be effected through the sale of the business, which is now planned to occur during 1999. In connection with the planned disposition of CS&T, we have reported our interest in CS& T as businesses held for sale.

         At the time our ownership interests were restructured in December 1997, we had prepared a formal plan of disposition to sell the entire CS&T business as a going concern, which we had expected to execute within twelve months. By the second quarter of 1998, intensified competition had negatively impacted both current operating results and our valuation of CS&T. Accordingly, in the second quarter of 1998, we recorded an $80 million impairment charge (with no associated tax benefit) related to the writedown of goodwill at CS&T. As of December 1998, the net assets and results of operations of businesses held for sale were reclassified from discontinued operations because the planned sale of CS&T did not occur in 1998 as originally intended. We have continued to actively pursue the sale of our interest in CS&T during 1999. The net assets of CS&T are included in net assets of businesses held for sale as of June 30, 1999 and December 31, 1998. Our investment in the non-voting preferred stock of MMI at both June 30, 1999 and December 31, 1998 is included in other non-current assets.

         In the second quarter of 1999, we recorded a $2 million ($1.2 million after-tax) loss from operations of businesses held for sale, and for the first half of 1999 we recorded a $5 million ($3.0 million after-tax) loss from operations of businesses held for sale.

         Summary financial information of businesses held for sale has been disclosed within the “Industry Segment Information ” (Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-Q).

Changes in Financial Condition

Liquidity and Capital Resources

         Net cash provided by operating activities in the first half of 1999 totaled $280 million, down $76 million from a year ago. The net change in other assets and liabilities of $50 million between these same periods related primarily to the timing of income tax payments due on the second quarter 1998 gain on the sale of Metromail. Accrued income taxes of $59 million at June 30, 1998 represented additional cash provided by operations for the first half of 1998. Operating working capital increased $33 million for the first half of 1999 compared to a year ago, driven primarily by higher accounts receivable balances and higher accrued compensation payments. Capital expenditures for the first six months of 1999 totaled $133 million versus the $108 million spent in the first half of 1998. Spending was directed principally to projects that further enhance productivity and to upgrade our systems infrastructure and capabilities companywide. Full-year capital spending is expected to exceed $300 million in 1999 in support of selected growth opportunities, including the opening of a new telephone directory plant in Brazil and expanding our Poland operations. Management believes that the company’s cash flow and borrowing capacity are sufficient to fund current operations and growth.

         Our 1999 acquisition activity through June 30 includes the net assets of the financial printing unit of Cadmus Communication in March 1999, the net assets of the Communicolor division of The Standard Register Company in April 1999, the net assets of the Brazilian book printer Hamburg Gráfica Editora in May 1999, and the buyout of our partner’s 50% interest in the Argentinian printer Atlántida Cochrane in June 1999.

         In April 1999, we issued $200 million of debentures primarily for financing of acquisitions and the completion of our share repurchase programs. At June 30, 1999, we had an unused revolving credit facility of $400 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

Year 2000

         Process control and information systems are becoming increasingly important to the effective management of the company. Increased spending on new systems and updating of existing systems continues to be necessary. We have most recently been focusing these efforts on ensuring that processes and systems are Year 2000 compliant. In addition, the company is focused on an initiative to upgrade and standardize the company ’s information technology infrastructure, which has the incidental effect of addressing certain of the company’s Year 2000 compliance issues. We have deferred a number of other infrastructure and systems initiatives that would support continuous productivity improvements and enhanced service capabilities until after the company completes its Year 2000 efforts.

         The Year 2000 compliance issue stems from the computer industry’s practice of conserving data storage by using two digits to represent a year. Systems and hardware using this format may process data incorrectly or fail with the use of dates in the next century. These types of failures can influence applications that rely on dates to perform calculations (such as an accounts receivable aging report), as well as facility systems (such as building security and heating) and manufacturing equipment.

         The company’s efforts to address Year 2000 compliance issues in our core business include:

•	evaluating internal computing infrastructure, business applications and shop-floor systems for Year 2000 compliance,

•	replacing or renovating systems and applications as necessary to assure such compliance, and

•	testing the replaced or renovated systems and applications.

         Our efforts in these respects are substantially complete. All but 11 low priority business applications have been renovated, tested and redeployed, and the remaining applications will be redeployed by October, 1999. Solutions have been deployed to address 95% of the 2,000 non-compliant shop-floor systems in use throughout the U.S. and other locations. The balance of the systems are scheduled to be addressed by October, 1999. Our infrastructure compliance work, including replacement of non-compliant equipment, is nearly complete, as is testing for all significant desktop applications in use throughout the company.

         In addition to our internal remediation activities, we have completed an evaluation of readiness by our key suppliers and vendors, including those serving our wholly-owned foreign operations. Of 875 suppliers and vendors evaluated through personal interviews and site visits, less than 3% have been designated by us as deficient in their efforts. Action plans are being executed to address each of these deficient situations and at this time none is judged to be a significant risk to the continuity of operations. Nonetheless, we will be conducting follow-up assessments of these and other critical suppliers and vendors throughout the remainder of the year. Separate Year 2000 compliance programs are in progress at Stream International and CS&T.

         Although the company expects internal systems to be Year 2000 compliant as described above, we have implemented a process for development of contingency plans that specify what we plan to do if critical systems, processes, suppliers, vendors and external companies encounter Year 2000 issues. The contingency planning effort focuses on those areas where our testing or evaluation does not demonstrate Year 2000 readiness, or where the criticality of the business process would make contingency planning prudent. While the specifics of each location’s plan will vary, the general approach includes ensuring that key personnel, both local and at the Year 2000 program office, are on-site at the cut-over; backing up critical systems immediately prior to year-end; and identifying alternate methods of doing business with suppliers and customers if needed.

         Company employees, assisted by the expertise of external consultants where necessary, staff the Year 2000 compliance efforts. Actual spending on our Year 2000 initiative in 1998 was $45 million, which is reflected in administrative expense. Management expects 1999 expenses to be between $45 and $48 million of which $31 million was incurred in the first half of the year. These estimated expenses do not include costs being capitalized with respect to the company’s information and technology infrastructure upgrade and standardization initiative or estimated costs associated with Year 2000 initiatives at Stream International or CS&T.

         Our failure to be Year 2000 compliant, or the failure of our key suppliers, vendors or customers to achieve compliance in a timely manner, could have a material adverse effect on the company. Despite our efforts, a short-term disruption in some of our operations could occur which our contingency planning attempts to, but may not fully, address. In particular, the company’s ability to operate in foreign markets could be materially affected by a failure of the local infrastructure.

Other Information

         Share repurchase—In early July, 1999 we completed the $300 million stock repurchase program announced in September 1998. Under that authorization, we repurchased a total of 8.2 million shares at an average price of $36.71. Since July 1996, we have repurchased approximately 27.9 million shares, or about 18 percent of our outstanding shares, at a total cost of approximately $1 billion. Our debt-to-market-capitalization ratio at June 30, 1999 was approximately 25 percent, which management believes is appropriate.

         Technology—We remain a technology leader, investing not only in print-related technologies such as computer-to-plate, customer connectivity and digital imaging capabilities, but also in Internet-based business models, such as our SelectSource® and HouseNet® services. These businesses help our customers effectively deliver their content on the Internet.

         SelectSource and HouseNet address the online needs of catalogers and publishers, respectively. SelectSource offers content conversion and site development services for catalog and retail customers. HouseNet, an online community of interest focused on home improvement topics, aggregates content around the themes of home, garden, crafts and money management to offer a one-stop information resource for consumers. HouseNet was named Yahoo!’s number-one site for home improvement information for 1998.

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

         Litigation—See Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

         Environmental Regulations—Our business is subject to various laws and regulations relating to employee health and safety and to environmental protection. Our policy is to comply with all laws and regulations that govern protection of the environment and employee health and safety. We do not anticipate that compliance will have a material adverse effect on our competitive or consolidated financial positions.

         Outlook—The commercial printing industry in the United States (our primary geographic market) is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is fierce.

         We are a large user of paper, bought by us or supplied to us by our customers. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results, primarily at the revenue line. However, management currently does not see any disruptive conditions affecting prices and supply of paper in 1999.

         Postal costs are a significant component of our customers ’ cost structure. Changes in postal rates, which became effective in January 1999, are not expected to negatively affect the company. In fact, postal rate increases enhance the value of DLS to our customers, as we are able to improve the cost and efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower cost enhances our position in the marketplace.

         In addition to paper and postage costs, consumer confidence and economic growth are key drivers of print demand. While current economic conditions remain favorable, there is uncertainty around the future business environment. A significant change in the economic outlook could affect demand for the company’s products, particularly in the financial printing market.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk from changes in interest rates and foreign exchange rates. However, we generally maintain more than half of our debt at fixed rates (approximately 67% at June 30, 1999), and therefore our exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements as a whole. Our exposure to adverse changes in foreign exchange rates also is immaterial to our consolidated financial statements as a whole, and we occasionally use financial instruments to hedge exposures to foreign exchange rate changes. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in our 1998 Annual Report on Form 10-K.
PART II

OTHER INFORMATION

Item 1. Legal Proceedings

         On each of November 25, 1996, and June 30, 1998, purported class actions were brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company’s Chicago catalog operations, and violation of the Employee Retirement Income Security Act. These actions are described in Part I of this quarterly report on Form 10-Q.

Item 5. Other Information

         Certain statements in this filing, including the discussions of management expectations for future periods and Year 2000 compliance, constitute “forward-looking statements ” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company’s 1998 Annual Report on Form 10-K for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits
12	Computation of Earnings to Fixed Charges
27	Financial Data Schedule

         (b) No current report on Form 8-K was filed during the second quarter of 1999.
SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. D ONNELLEY & SONS COMPANY

/ S / GREGORY A. STOKLOSA
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

August 13, 1999
Date