Form 10-Q
period 1999-09-30
DONNELLEY R R & SONS CO
filed 1999-11-15
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

✓
Yes

No

Number of shares of common stock outstanding
as of October 31, 1999
126,441,429

PART  I

FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Net sales	$ 1,340,143	$ 1,274,479	$ 3,715,129	$ 3,604,040
Cost of sales	1,018,488	980,459	2,891,289	2,851,213

Gross profit	321,655	294,020	823,840	752,827
Selling and administrative expenses	163,965	145,776	471,671	419,425
Income (loss) from operations of businesses held for sale	—	—	(4,890)	(80,067)

Earnings from operations	157,690	148,244	347,279	253,335
Other income (expense):
Interest expense	(23,084)	(19,400)	(66,705)	(59,036)
Gain on sale of Metromail shares	—	—	—	145,656
Gain on sale of DESI	—	23,247	—	23,247
Other income —net shares	4,559	2,079	15,447	3,960

Earnings before income taxes	139,165	154,170	296,021	367,162
Provision for income taxes	53,578	54,927	113,968	164,975

Net income	85,587	99,243	182,053	202,187

Net income per share of common stock:
Basic	$ 0.67	$ 0.72	$ 1.40	$ 1.43
Diluted	$ 0.67	$ 0.71	$ 1.39	$ 1.41

Cash dividends per basic share	$ 0.22	$ 0.21	$ 0.64	$ 0.61

Average basic shares outstanding	127,608,000	138,075,000	130,089,000	140,982,000
Average diluted shares outstanding	128,408,000	140,245,000	131,234,000	143,211,000

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 1999 and December 31, 1998
(Thousands of dollars, except share data)

ASSETS
	1999	1998
Cash and equivalents	$ 66,673	$ 66,226
Receivables, less allowance for doubtful accounts of $17,255 in 1999 and $14,279 in 1998	924,308	843,094
Inventories	224,566	182,931
Prepaid expenses	49,422	63,040

Total current assets	1,264,969	1,155,291

Property, plant and equipment, at cost	4,623,849	4,368,754
Accumulated depreciation	2,879,025	2,667,827

Net property, plant and equipment	1,744,824	1,700,927
Goodwill and other intangibles, net of accumulated amortization of $205,330 in 1999 and $183,589 in 1998	384,429	381,394
Other noncurrent assets	544,610	515,029
Net assets of businesses held for sale	40,582	45,476

Total assets	$3,979,414	$3,798,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$ 334,592	$ 331,257
Accrued compensation	170,230	188,187
Short-term debt	60,000	60,000
Current and deferred income taxes	42,780	2,263
Other accrued liabilities	319,377	242,251

Total current liabilities	926,979	823,958

Long-term debt	1,300,122	998,978
Deferred income taxes	256,886	260,692
Other noncurrent liabilities	386,644	413,611
Shareholders ’ equity:
Common stock, at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 1999 and 140,889,050 in 1998	308,462	308,462
Retained earnings	1,390,463	1,325,634
Cumulative translation adjustments	(67,414)	(55,050)
Unearned compensation	(6,947)	(6,118)
Reacquired common stock, at cost	(515,781)	(272,050)

Total shareholders’ equity	1,108,783	1,300,878

Total liabilities and shareholders’ equity	$3,979,414	$3,798,117

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30
(Thousands of dollars)

	1999	1998
Cash flows provided by (used for) operating activities:
Net income	$ 182,053	$ 202,187
Loss from operations of businesses held for sale, net of tax	3,010	80,067
Gain on sale of Metromail, net of tax	—	(87,394)
Gain on sale of DESI, net of tax	—	(13,948)
Depreciation	242,358	242,272
Amortization	36,158	38,162
Gain on sale of assets	(4,794)	(7,855)
Net change in operating working capital	(72,205)	(17,540)
Net change in other assets and liabilities	(224)	36,312
Other	12,646	(10,745)

Net cash provided by operating activities	399,002	461,518

Cash flows provided by investing activities:
Capital expenditures	(198,267)	(159,083)
Other investments including acquisitions, net of cash acquired	(170,394)	(49,994)
Dispositions of assets	5,630	15,657
Disposition of Metromail, net of tax	—	238,438
Disposition of DESI, net of tax	—	35,641

Net cash provided by (used for) investing activities	(363,031)	80,659

Cash flows provided by (used for) financing activities:
Net increase (decrease) in borrowings	299,216	(66,987)
Issuances of common stock	15,196	64,324
Acquisition of common stock	(265,154)	(443,674)
Cash dividends on common stock	(83,429)	(86,477)

Net cash used for financing activities	(34,171)	(532,814)

Effect of exchange rate changes on cash and equivalents	(1,353)	(174)
Net increase in cash from businesses held for sale	—	29,169

Net change in cash and equivalents	447	38,358
Cash and equivalents at beginning of period	66,226	47,814

Cash and equivalents at end of period	$ 66,673	$ 86,172

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

         NOTE 2. Components of the company’s inventories at September 30, 1999, and December 31, 1998, were as follows:

	(Thousands of Dollars)
	1999	1998
Raw materials and manufacturing supplies	$124,825	$121,490
Work in process	213,467	150,775
Finished goods	2,289	1,220
Progress billings	(65,078)	(42,217)
LIFO reserve	(50,937)	(48,337)

Total inventories	$224,566	$182,931

NOTE 3. The following provides supplemental cash flow information:
	(Thousands of Dollars)
	Nine Months Ended September 30
	1999	1998
Interest paid	$ 44,194	$ 44,200
Income taxes paid	$ 61,459	$123,220

         NOTE 4. On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations. On August 10, 1999, the district court judge denied the company’s motion for partial summary judgment on the basis of timeliness. Discovery is under way.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

         On June 30, 1998, a purported class action was filed against the company in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 ( Adams, et al. v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the Jones complaint, the Adams plaintiffs are also claiming retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the Jones case.

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

         NOTE 5. The company has adopted Statement of Financial Accounting Standards No. 130, Comprehensive Income. This statement is intended to report a measure of all changes in shareholders ’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which impact shareholders’ equity. For the company, the only difference between net income and comprehensive income is the effect of the change in unrealized foreign currency translation losses as follows:

	(Thousands of Dollars)		(Thousands of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net income	$85,587	$ 99,243	$182,053	$202,187
Unrealized foreign currency gain (loss)	(4,230)	5,665	(12,364)	(6,863)

Comprehensive income	$81,357	$104,908	$169,689	$195,324

         NOTE 6. The company operates in the commercial printing industry. Substantially all revenues result from the sale of printed products and services to customers in the following markets: Book Publishing Services, Financial Services, Magazine Publishing Services, Merchandise Media and Telecommunications. The company’s management has aggregated its commercial print businesses as one reportable segment because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. The company’s investment in businesses held for sale has been disclosed as a separate reportable segment, as the revenues generated from these businesses are unrelated to the commercial printing industry—refer to “Businesses Held for Sale ” and “Subsequent Events” under Item 2 of this Form 10-Q for additional information.

         The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “ Summary of Significant Accounting Policies” (page F-6 in the 1998 Annual Report on Form 10-K).-

Industry Segment Information

In Thousands	Commercial Print	Businesses Held for Sale	Corporate	Other (1)	Adjustments (2)	Consolidated Total
Third Quarter 1999
Sales	$1,283,371	$175,077	$ —	$ 56,772	$(175,077)	$1,340,143
Earnings from operations	153,692	—	2,052	1,946	—	157,690
Earnings (loss) before income taxes	157,561	—	(20,140)	1,744	—	139,165

Third Quarter 1998
Sales	$1,224,075	$175,381	$ —	$ 50,404	$(175,381)	$1,274,479
Earnings (loss) from operations	154,309	—	(2,243)	(3,822)	—	148,244
Earnings (loss) before income taxes	159,416	—	(1,780)	(3,466)	—	154,170

Nine Months Ended September 30, 1999
Sales	$3,545,919	$646,162	$ —	$169,210	$(646,162)	$3,715,129
Earnings (loss) from operations	340,774	(4,890)	5,974	5,421	—	347,279
Earnings (loss) before income taxes	352,117	(4,890)	(55,966)	4,760	—	296,021
Assets	3,237,900	191,852	605,773	95,159	(151,270)	3,979,414

Nine Months Ended September 30, 1998
Sales	$3,443,751	$575,581	$ —	$160,289	$(575,581)	$3,604,040
Earnings (loss) from operations	330,733	(80,067)	5,395	(2,726)	—	253,335
Earnings (loss) before income taxes	347,274	(80,067)	102,372	(2,417)	—	367,162
Assets	3,137,122	201,184	584,779	93,017	(155,712)	3,860,390

(1)	Represents other operating segments of the company.
(2)	Refer to discussion of “Businesses Held for Sale,” under Item 2 of this Form 10-Q, which describes the separate presentation of the net assets and results of operations of businesses held for sale.

         NOTE 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out period for deductions. Without the COLI deduction, the company’s effective tax rate for the nine months ended September 30, 1999 increased to 38.5% from 35% for the same period in 1998, excluding the impact of the 1998 Metromail and DESI gains, and the 1998 CS&T impairment loss.

         The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the $34 million of tax benefit that resulted from the COLI interest deductions claimed by the company in its 1990 to 1992 tax returns. The company has challenged this position in a formal protest filed with the IRS Appeals division.

         On October 19, 1999, in a case involving a different corporate taxpayer, the U.S. Tax Court disallowed deductions for loans against that taxpayer’s COLI program. Litigation involving other taxpayers is also pending in other courts. Should the position of the U.S. Tax Court be upheld and applied to others, the company could lose an additional maximum of $152 million in tax benefits for periods from 1993 through 1998. In addition, should all or a portion of the company’s COLI deductions ultimately be disallowed, the company would be liable for interest on those amounts. The company’s maximum exposure for interest should all prior COLI deductions be disallowed is approximately $48 million after-tax through the third quarter of 1999.

         The company believes that its circumstances differ from those involved in the recent Tax Court decision, and has established reserves for COLI that it believes to be appropriate. However, the company is examining its position and may find it necessary to change its reserve level based upon the Tax Court opinion and resolution of other pending cases. The ultimate resolution of these issues may have a material impact on the company’s results of operations and financial condition.

         NOTE 8. In April 1999, the company acquired certain net assets of the Communicolor division of The Standard Register Company (Communicolor). Communicolor, with locations in Newark, Ohio, and Eudora, Kansas, is a provider of personalization services and printer of innovative direct-mail campaigns. The acquisition was accounted for using the purchase method of accounting.

         In April 1999, the company issued $200 million of 6  5 /8% debentures due in 2029. Proceeds received from the sale were used to reduce outstanding commercial paper borrowings incurred for working capital purposes and in connection with the financing of the company ’s acquisitions of Communicolor and the financial printing unit of Cadmus Communications, with the remainder used for general corporate purposes.

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

         NOTE 10. In May 1998, Donnelley Enterprises Solutions Incorporated (DESI) entered into a merger agreement with Bowne & Co., Inc. (Bowne), pursuant to which Bowne initiated a tender offer to acquire all outstanding shares of DESI. In conjunction with the merger, the company committed to sell its remaining interest in DESI to Bowne. In July 1998, the company received $45 million, or approximately $36 million after-tax, for its remaining interest in DESI. The company recognized a pre-tax gain of $23 million ($14 million after-tax) from this transaction.

         NOTE 11. In the second quarter of 1998, the company recorded an $80 million impairment charge (with no associated tax benefit) related to the write-down of goodwill at Corporate Software & Technologies (CS&T). CS&T is reported as businesses held for sale in the accompanying financial statements—refer to “Businesses Held for Sale” and “Subsequent Events ” under Item 2 of this Form 10-Q for additional information.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Third Quarter and First Nine Months of 1999 to 1998

About the Company

         R.R. Donnelley & Sons Company is a leading North American commercial printer and information services company. Our company provides services from content management through logistics and distribution to the merchandising, magazine, book, directory, financial and healthcare markets. In all of these areas, the company applies its superior skill, scale and technology to deliver solutions that efficiently meet customers ’ strategic business needs. Our common stock (DNY: NYSE) has been publicly traded since 1956. At the end of September 1999, we had approximately 32,000 employees working in our core printing operations on four continents. We also had 53 manufacturing plants with a broad range of capabilities to serve our customers. While 90% of our revenue is generated in the United States, we have extended our core competencies into selected international markets.

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

         In addition to our U.S. operations, we operate in Mexico, South America, Europe and China. For reporting purposes, revenues from our international facilities primarily serving the directory market are reported within Telecommunications. Revenues from our two Mexico facilities that primarily serve the magazine market are reported within Magazine Publishing Services. Our third Mexico facility serves the book market and is reported within Book Publishing Services. Revenues from other international facilities serving more than one market are included in “Other.” The “Other” classification also includes net sales from R.R. Donnelley Logistics Services (DLS), our logistics and distribution operation. DLS serves our print services customers and others by consolidating and sorting mail so that it is delivered to the postal system closer to the final destination, resulting in reduced postage costs and improved on-time delivery. Additionally, DLS delivers magazine newsstand, newspaper inserts and financial services products. Finally, revenue from Stream International Inc., which provides technical and help-line computer support to its customers, is included in “Other. ”

         While our printing plants are geographically diverse, the supporting technologies and knowledge base are shared. Our plants have a range of production capabilities to serve the five basic commercial print markets outlined earlier. We manufacture products for these markets with the operational goal of optimizing the efficiency of our common manufacturing platform. As a result, most plants produce work for customers in two or more of our end markets.

         Sales results by business unit for the third quarter and first nine months of 1999 and 1998 are presented below:

Net Sales by Business Unit

Third Quarter Ended September 30, (Thousands of Dollars)	1999	% of Total	1998	% of Total
Magazine Publishing Services	$ 288,212	22%	$ 290,536	23%
Merchandise Media	332,700	25%	330,852	26%
Telecommunications	212,367	16%	198,615	16%
Book Publishing Services	211,295	16%	203,882	16%
Financial Services	167,156	12%	133,555	10%
Other	128,413	9%	117,039	9%

	$1,340,143	100%	$1,274,479	100%

Nine Months Ended September 30, (Thousands of Dollars)	1999	% of Sales	1998	% of Sales
Magazine Publishing Services	$ 840,486	23%	$ 855,050	24%
Merchandise Media	873,732	24%	891,030	25%
Telecommunications	612,863	16%	564,146	16%
Book Publishing Services	558,621	15%	550,680	15%
Financial Services	471,889	13%	405,952	11%
Other	357,538	9%	337,182	9%

	$3,715,129	100%	$3,604,040	100%

Consolidated Results of Operations

         Net income for the third quarter of 1999 was $86 million, or $0.67 per diluted share, compared to net income of $99 million, or $0.71 per diluted share for the prior year third quarter. Third quarter 1998 included a $14 million after-tax gain on the sale of DESI ($0.10 per diluted share). Excluding the effect of this one-time item, net income for the third quarter of 1998 was $85 million, or $0.61 per diluted share.

         Net income for the first nine months of 1999 was $182 million, or $1.39 per diluted share, compared to net income of $202 million, or $1.41 per diluted share for the prior year-to-date period. The first nine months of 1999 included an after-tax loss from businesses held for sale of $3 million ($0.02 per diluted share). The first nine months of 1998 included an $87 million after-tax gain on the sale of Metromail ($0.61 per diluted share), a $14 million after-tax gain on the sale of DESI ($0.10 per diluted share), and an $80 million after-tax loss from businesses held for sale ($0.56 per diluted share). Excluding the effects of these one-time items, net income for the first nine months of 1999 was $185 million, or $1.41 per diluted share, compared to net income of $181 million, or $1.26 per diluted share in 1998. Excluding the impact of the 1998 Metromail and DESI gains and the $80 million after-tax loss from businesses held for sale noted above, the overall effective tax rate increased in 1999 to 38.5% from 35% in 1998 due to the phase-out of deductions for the company’s corporate-owned life insurance programs (COLI). Diluted earnings per share for 1999 also reflect the effects of the company’s share repurchase programs.

Consolidated Net Sales

         Net sales for the third quarter of 1999, including materials such as paper and ink, increased $66 million, or 5% from a year ago, despite lower paper prices and fewer pass-through materials sales. Paper prices across our Magazine Publishing Services and Merchandise Media markets have declined more than 10% from the previous year. In several of our markets, but primarily Magazine Publishing and Merchandise Media, the proportion of customer-supplied paper has increased in 1999 resulting in fewer pass-through materials sales. The acquisitions of Cadmus Financial and Communicolor contributed $26 million in net sales for the third quarter of 1999. Third quarter 1999 sales net of materials increased $65 million, or 8% from a year ago, which reflected our emphasis on higher value-added products and services.

         Third quarter 1999 net sales for the combined commercial print market of Magazine Publishing Services and Merchandise Media were essentially flat compared to a year ago despite lower paper prices and more customer-supplied paper. Merchandise Media net sales for the third quarter included $20 million from Communicolor. Book Publishing Services net sales increased 4% for the third quarter due to higher base volumes, partially offset by lower fulfillment and distribution revenues. Net sales for Telecommunications increased 7% for the third quarter, driven primarily by higher directory and non-directory volumes. Net sales for Financial Services increased 25% for the third quarter, related primarily to market share gains in the capital markets and higher international volume.

         For the first nine months of 1999, net sales, including materials such as paper and ink, increased $111 million, or 3% from a year ago, despite lower paper prices and fewer pass-through materials sales. For the first nine months of 1999, paper prices were down over 10% from a year ago across the Magazine Publishing Services and Merchandise Media markets. The acquisitions of Cadmus and Communicolor contributed $55 million in net sales for the first nine months of 1999. Sales net of materials increased 7% for the first nine months of 1999, reflecting our emphasis on higher value-added products and services.

         For the first nine months of 1999, net sales for the combined Magazine Publishing Services and Merchandise Media markets decreased 2% from a year ago, which reflected lower paper prices and a shift to more customer-supplied paper, partially offset by higher volumes. Net sales for Telecommunications increased 9% for the first nine months of 1999 primarily due to higher volume and timing shifts from the fourth quarter of 1998. Book Publishing Services net sales increased 1% for the first nine months of 1999, as the effect of volume increases from the strong education and one-color markets was largely offset by lower fulfillment and distribution revenues. Financial Services net sales for the first nine months of 1999 increased 16%, related primarily to volume increases, driven by our strong performance in capital markets and increased international activity.

Consolidated Expenses

         Gross profit for the third quarter of 1999 increased by 9% to $322 million compared to $294 million for the same period last year. Third quarter gross profit as a percentage of sales increased to 24.0% from 23.1% a year ago. Gross profit for the first nine months of 1999 increased by 9% to $824 million compared to $753 million last year, and gross profit as a percentage of sales increased to 22.2% from 20.9% a year ago. The increase in gross margin for both the third quarter and first nine months of 1999 reflected primarily the results of our continued productivity initiatives. As of September 30, 1999, we have implemented specific productivity improvement plans at 26 of our manufacturing facilities. The initiatives are targeted toward making our operations more productive by analyzing all aspects of the production process.

         Selling and administrative expenses for the third quarter of 1999 increased 12% to $164 million, or 12.2% of sales compared to 11.4% for the prior year period. Of the 12% increase, 5% was a result of the impact of recent acquisitions, and the remainder was due primarily to increased Financial Services volume and building enhanced capabilities within paper services and corporate-wide strategy.

         Selling and administrative expenses for the first nine months of 1999 increased by 12% to $472 million, or 12.7% of sales compared to 11.6% last year. Of the 12% increase, 4% was a result of the impact of recent acquisitions, and the remainder was due primarily to increased Financial Services volume and upgrading our capabilities as noted above.

Summary of Expense Trends

Third Quarter Ended September 30,	1999	1998	% Increase (Decrease)
(Thousands of Dollars)
Cost of materials	$ 478,455	$ 478,068	0.08%
Cost of manufacturing	443,375	406,781	9.00%
Depreciation	83,038	80,303	3.41%
Amortization	13,620	15,307	(11.02%	)
Selling and administrative	163,965	145,776	12.48%
Net interest expense	23,084	19,400	18.99%

Nine Months Ended September 30,	1999	1998	% Increase (Decrease)
(Thousands of Dollars)
Cost of materials	$1,324,519	$1,360,153	(2.62%	)
Cost of manufacturing	1,288,254	1,210,626	6.41%
Depreciation	242,358	242,272	0.04%
Amortization	36,158	38,162	(5.25%	)
Selling and administrative	471,671	419,425	12.46%
Net interest expense	66,705	59,036	12.99%

Non-operating Items

         Interest expense increased $4 million for the quarter and $8 million for the first nine months of 1999 due to higher average debt levels related to recent acquisitions and share repurchase activity.

         Other income, net, in the third quarter of 1999 was $5.0 million, and exceeded the prior year third quarter by approximately $2.0 million due to lower COLI expense ($1.0 million) and other miscellaneous net non-operating gains.

         In April 1998, we sold our remaining interest in Metromail. We received $297 million in cash proceeds, or approximately $238 million after-tax, and recognized a pre-tax gain of $146 million ($87 million after-tax) on this transaction. In July 1998, we sold our remaining interest in DESI. We received $45 million, or approximately $36 million after-tax, and recognized a pre-tax gain of $23 million ($14 million after-tax) on this transaction.

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

         On December 15, 1997, SIH’s businesses became separate companies and our ownership interest in SIH was restructured. We converted our equity and debt positions in Stream International into 87% of the common stock of that business and converted our equity and debt positions in CS&T into 86% of the common stock of CS&T. Additionally, we sold our equity and debt positions in MMI for non-voting preferred stock of MMI. In connection with the planned disposition of CS &T, we have reported our interest in CS&T as businesses held for sale.

         At the time our ownership interests were restructured in December 1997, we had prepared a formal plan of disposition to sell the entire CS&T business as a going concern, which we had expected to execute within twelve months. By the second quarter of 1998, intensified competition had negatively impacted both current operating results and our valuation of CS&T. Accordingly, in the second quarter of 1998, we recorded an $80 million impairment charge (with no associated tax benefit) related to the writedown of goodwill at CS&T. As of December 1998, the net assets and results of operations of businesses held for sale were reclassified from discontinued operations because the planned sale of CS&T did not occur in 1998 as originally intended. The net assets of CS&T are included in net assets of businesses held for sale as of September 30, 1999 and December 31, 1998. Our investment in the non-voting preferred stock of MMI at both September 30, 1999 and December 31, 1998 is included in other non-current assets.-

         For the first nine months ended September 30, 1999, we recorded a $5 million ($3.0 million after-tax) loss from operations of businesses held for sale.

         On September 30, 1999, CS&T entered into an Agreement and Plan of Merger pursuant to which the management of CS&T will acquire CS&T. Upon closing, which is anticipated in November 1999, we expect to receive approximately $40.4 million in cash proceeds in exchange for our entire interest in CS&T.

         Summary financial information of businesses held for sale has been disclosed within the “Industry Segment Information ” (Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-Q). See “ Subsequent Events” under Item 2 of this Form 10-Q for additional information relating to Stream International and MMI.

Changes in Financial Condition

Liquidity and Capital Resources

         Net cash provided by operating activities for the first nine months of 1999 totaled $399 million, down $63 million from a year ago, due primarily to a higher investment in operating working capital in 1999. The increase in operating working capital in 1999 was driven by increased inventory levels to support higher sales volumes, and higher accrued compensation payments. Cashflow from operations in 1999 was also negatively impacted by payment of $22 million in the third quarter for settlement of claims made by the U.S. Attorney and the U.S. Postal Service related to postage due for reorders over a 10-year period ending August 1999.

         Capital expenditures for the first nine months of 1999 totaled $198 million compared to $159 million for the first nine months of 1998. Spending was directed principally to projects that further enhance productivity and to upgrade our systems infrastructure and capabilities companywide. Full-year capital spending is expected to approximate $300 million in 1999 in support of selected growth opportunities, including the opening of a new telephone directory plant in Brazil and expansion of our Poland operations. Management believes that the company’ s cash flow and borrowing capacity are sufficient to fund current operations and growth.

         In the current quarter, we acquired the net assets of a California-based transportation company, Freight Systems Inc., and a 30% equity investment in an Internet website design firm, Multimedia Live. In 1999, we also acquired the net assets of the financial printing unit of Cadmus Financial in March 1999, the net assets of the Communicolor division of The Standard Register Company in April 1999, and the net assets of the Brazilian book printer Hamburg Gráfica Editora in May 1999, and purchased our partner’s 50% interest in the Argentinian printer Atl ántida in June 1999.

         In April 1999, we issued $200 million of debentures primarily to finance acquisitions and the completion of the share repurchase program we announced in September 1998. At September 30, 1999, we had an unused revolving credit facility of $400 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

Subsequent Events

         On October 7, 1999, Stream International entered into a merger agreement pursuant to which our 87% interest in Stream will be reduced to 6%, and we will receive approximately $94 million in cash proceeds. The transaction is expected to close in November 1999.

         On October 13, 1999, we sold our remaining investment in MMI, which consisted of 9.50% Series Senior Cumulative Preferred shares, for a total of $60.2 million ($47.5 million in cash and a $12.7 million promissory note due no later than October 13, 2002). The promissory note due from MMI has an annual rate of interest of 9.5%, payable quarterly. We will recognize a pre-tax gain of $2.6 million on this transaction.

         During October 1999, we paid $18 million to acquire an additional 20.65% interest in Editorial Lord Cochrane S.A. (Cochrane). This purchase increased our ownership percentage in Cochrane from 78% to 99%.

Year 2000

         Process control and information systems are increasingly important to the effective management of the company. Increased spending on new systems and updating of existing systems continues to be necessary. We recently have focused these efforts on ensuring that processes and systems are Year 2000 compliant. In addition, the company has been engaged in an initiative to upgrade and standardize our information technology infrastructure, which has the incidental effect of addressing certain of the company’s Year 2000 compliance issues. We have deferred a number of other infrastructure and systems initiatives that would support continuous productivity improvements and enhanced service capabilities pending completion of our Year 2000 efforts.

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

         Our efforts in these respects are substantially complete. All but two low-priority business applications have been renovated, tested and redeployed, and the remaining applications will be redeployed during November 1999. Solutions have been deployed to address more than 98% of the 2,000 non-compliant shop-floor systems in use throughout the United States and other locations, and contingency plans have been developed to address any remaining system issues. Our infrastructure compliance work, including replacement of non-compliant equipment, is nearly complete, as is compliance work for all significant desktop applications in use throughout the company.

         In addition to our internal remediation activities, we have completed an evaluation of readiness by our key suppliers and vendors, including those serving our wholly-owned foreign operations. Of 875 suppliers and vendors evaluated through personal interviews and site visits, fewer than 3% have been designated by us as deficient in their efforts. Action plans are being executed to address each of these deficient situations and at this time none is judged to be a significant risk to the continuity of operations. Nonetheless, we are conducting follow-up assessments of these and other critical suppliers and vendors. Separate Year 2000 compliance programs are in progress at Stream International and CS&T.

         Although the company expects internal systems to be Year 2000 compliant as described above, we have developed contingency plans that specify what we plan to do if critical systems, processes, suppliers, vendors or external companies encounter Year 2000 issues. Our contingency planning effort focuses on those areas where our testing or evaluation does not demonstrate Year 2000 readiness, or where the criticality of the business process would make contingency planning prudent. While the specifics of each location’s plan varies, the general approach includes ensuring that key personnel, both local and at the Year 2000 program office, are on-site during the year-end cut-over; backing up critical systems immediately prior to year-end; and identifying alternate methods of doing business with suppliers and customers, if needed.

         Company employees, assisted by the expertise of external consultants where necessary, staff the Year 2000 compliance efforts. Actual spending on our Year 2000 initiative in 1998 was $45 million, which is reflected in administrative expense. Management expects 1999 expenses to be between $48 million and $50 million, of which $41 million was incurred in the first nine months of the year. These estimated expenses do not include costs being capitalized with respect to the company’s information and technology infrastructure upgrade and standardization initiative or estimated costs associated with Year 2000 initiatives at Stream International or CS&T.

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

Other Information

         Share repurchase—In September 1999, the board of directors authorized a program to repurchase up to $300 million of the company’s common stock in privately negotiated or open-market transactions. The program includes shares purchased for issuance under various stock option plans. Pursuant to the repurchase program announced in September 1999, we repurchased 0.25 million shares under this program at an average price of $28.83.

         Since July 1996, under other share repurchase programs, we have repurchased approximately 28.1 million shares, or about 18% of our outstanding shares, at a total cost of approximately $1 billion.

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

         Postal costs are a significant component of our customers ’ cost structures. However, changes in postal rates, which became effective in January 1999, did not negatively affect the company. In fact, postal rate increases enhance the value of DLS to our customers, as we are able to improve the cost and efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower cost enhances our position in the marketplace.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to market risk from changes in interest rates and foreign exchange rates. However, we generally maintain more than half of our debt at fixed rates (approximately 67% at September 30, 1999), and therefore our exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements as a whole. Our exposure to adverse changes in foreign exchange rates also is immaterial to our consolidated financial statements as a whole, and we occasionally use financial instruments to hedge exposures to foreign exchange rate changes. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in our 1998 Annual Report on Form 10-K.

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

Item 5. Other Information

         Certain statements in this filing, including the discussions of management expectations for future periods and Year 2000 compliance, constitute “forward-looking statements ” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company’s 1998 Annual Report on Form 10-K for a description of such factors.-

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits
12	Computation of Earnings to Fixed Charges
27	Financial Data Schedule

         (b) No current report on Form 8-K was filed during the third quarter of 1999.

SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. D ONNELLEY & SONS COMPANY

/S / GREGORY A. STOKLOSA
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

November 12, 1999
Date