Form 10-K405
period 1999-12-31
DONNELLEY R R & SONS CO
filed 2000-03-30
CIK 29669

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

                  For the fiscal year ended December 31, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of January 31, 2000, 122,348,993 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange--Composite Trans-actions on January 31, 2000) held by nonaffiliates was $2,543,137,451.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement dated February 22, 2000, are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

    Form 10-K
    Item No.                          Name of Item                         Page
    ---------                         ------------                         ----
 Part I
    Item  1.   Business.................................................     3
    Item  2.   Properties...............................................     6
    Item  3.   Legal Proceedings........................................     6
    Item  4.   Submission of Matters to a Vote of Security Holders......     7
               Executive Officers and Other Principal Officers of R.R.
                Donnelley & Sons Company................................     8
 Part II
    Item  5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.....................................    10
    Item  6.   Selected Financial Data..................................    10
    Item  7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................    10
    Item  7A.  Quantitative and Qualitative Disclosures about Market
                Risk....................................................    22
    Item  8.   Financial Statements and Supplementary Data..............    22
    Item  9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................    22
 Part III
    Item 10.   Directors and Executive Officers of the Registrant.......    22
    Item 11.   Executive Compensation...................................    22
    Item 12.   Security Ownership of Certain Beneficial Owners and
                Management..............................................    22
    Item 13.   Certain Relationships and Related Transactions...........    23
 Part IV
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K................................................    23
               Signatures...............................................    24
               Index to Financial Statements and Financial Statement
  Item 14(a).   Schedules...............................................   F-1
               Index to Exhibits........................................   E-1

                                    PART I

ITEM 1. BUSINESS

Industry and Company Overview

  R.R. Donnelley & Sons Company is a premier provider of commercial printing, information services and logistics. We help our customers communicate more efficiently and effectively as they use words and images to inform, educate, entertain and sell. In each of our businesses, we use our distinctive capabilities to manage and distribute words and images in ways that provide the greatest value to every customer. Our common stock (NYSE:DNY) has been publicly traded since 1956. Today, the company has approximately 34,000 employees on four continents. We have 55 manufacturing plants with a broad range of capabilities to serve our customers' needs. While we have extended our core competencies into selected international markets, 89% of our revenue is currently generated in the United States.

  Printing in the United States is a large and fragmented industry that generates more than $150 billion in annual revenue. The commercial printing portion of the industry generates more than $80 billion in annual revenue. The commercial printing end-markets that we currently serve generate more than $40 billion in annual revenue.

  We are first or second in annual revenue in all five of our primary end-markets:

 . Merchandise Media--serving the consumer and business-to-business catalog, advertising insert and direct mail markets;

 . Magazine Publishing Services--serving the consumer, trade and specialty magazine markets;

 . Telecommunications--serving the global directory needs of telecommunications providers;

 . Book Publishing Services--serving the trade, children's, religious, professional and educational book markets; and

 . Financial Services--serving the global communication needs of the financial markets and mutual fund companies, as well as the banking, insurance and health care industries.

  Given the competitive nature of the U.S. commercial printing industry, our intent is to differentiate ourselves based on our service offerings. Our related services, designed to offer our customers complete solutions for communicating their messages to a target audience regardless of the means of distribution, include:

 . Premedia--capturing content, converting it to the appropriate format and channeling it to multiple communications media, including print and the Internet;

 . Online Services--helping customers effectively leverage the Internet and their established brands by delivering content and commerce online; and

 . R.R. Donnelley Logistics Services (Donnelley Logistics)--delivering printed products, primarily via the U.S. Postal Service, more efficiently, saving significant amounts of time and money.

  While we believe print is a vital component of the communications process and we expect the print market to grow given its unique capabilities, such as portability and high-quality graphics that cannot be duplicated by other communications methods, we see opportunities to create and expand complementary businesses that leverage our core competencies and help our customers succeed.

  Our objective is to create above-average shareholder value through our strategies to:

 . transform our core printing businesses;

 . speed growth in our high-value businesses; and

 . logically extend into complementary businesses.

  The new business opportunities that we pursue will leverage our established strengths and will further our goal of managing and distributing words and images to help our customers succeed in informing, educating, entertaining and selling.

  Our distinctive capabilities include:

 . relationships with customers who are the leaders in their respective industries;

 . a reputation for quality and service;

 . standing as a trusted, neutral partner who recognizes the critical importance of protecting the confidentiality of customer content;

 . expertise in handling digital content;

 . scale to partner with best-of-class providers and deliver economical solutions for our customers; and

 . technology to seamlessly help our customers communicate their messages through various communications channels.

  Geographically, our business is concentrated in the United States, where we have 44 manufacturing plants that generated $4.6 billion in revenue in 1999. In addition to our U.S. facilities, we operate 11 plants in Mexico, South America, Europe and China. Our international strategy is to create value for our stakeholders by extending our core competencies into new geographic markets that have a need for high-quality print and related services, with no local solution. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income.

  International operations represented 11%, 9% and 8% of consolidated net sales, 7%, 6% and 2% of earnings from operations and 16%, 15% and 13% of consolidated assets in 1999, 1998 and 1997, respectively.

  For reporting purposes, revenues from our facilities in China and England serving primarily the directory market are reported within Telecommunications. Revenues from our two Mexico facilities that serve primarily the magazine market are reported within Magazine Publishing Services. Our third Mexico facility serves the book market and is reported within Book Publishing Services. Revenues from other international facilities in Poland and South America serving more than one market are included in "Other." The "Other" classification also includes net sales from Donnelley Logistics, our logistics and distribution operation. Donnelley Logistics serves our print customers and other mailers by consolidating and transporting mail so that it is delivered to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. Finally, revenue from Stream International, Inc. (Stream International), which provides technical and help-line computer support to its customers, is included in "Other," through its disposition date of November 23, 1999 (see the "Divestitures" section on page 15 for additional details). For reporting purposes, premedia revenue is reflected in each of the markets for which services are performed. Online Services revenue is reported within Merchandise Media.

  While our manufacturing plants, financial service centers and sales offices are located throughout the United States and selected international markets, the supporting technologies and knowledge base are common. Our locations have a range of production capabilities to serve our customers and end-markets. We manufacture products with the operational goal of optimizing the efficiency of the common manufacturing and distribution platform. As a result, most plants produce work for customers in two or three of our end-markets.

  Commercial printing remains a competitive industry. Consolidation among our customers and in the printing industry has put pressure on prices and increased competition among printers. We expect these industry trends to continue. We will perform in this environment by leveraging our market-leading position, generating continued productivity improvements and enhancing the value we deliver to our customers by offering them products and services that improve their effectiveness and reduce their total delivered cost. While we have contracts with many of our customers as discussed below, there are many competing companies and renewal of these contracts is dependent, in part, on our ability to continue to differentiate ourself from the competition. While our manufacturing facilities are well located for the global, national or regional distribution of our products, competitors in some areas of the United States have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality, as well as the range of available services.

  Approximately 70% of our sales are under contracts with customers, with the remainder on a single-order basis. For some customers, we print and provide related services for different publications under different contracts. Contracts with our larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. These sales contracts generally provide for price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 10% or more of our sales in 1999.

  The primary raw materials we use are paper and ink. In 1999, we spent approximately $1.9 billion on raw materials. We are a large purchaser of paper and our focus is to improve materials performance and total cost management for our customers, which we believe is a competitive advantage. We negotiate with leading suppliers to maximize our purchasing efficiencies, but we do not rely on any one supplier. We have existing paper supply contracts (at prevailing market prices) to cover substantially all of our requirements through 2000, and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and we believe that we will have adequate supplies in the future. We also coordinate purchasing activity at the local plant and corporate levels to increase economies of scale.

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

  As of December 31, 1999, we had approximately 34,000 employees, of whom more than 7,200 had been our employees for 10 to 24 years and more than 2,600 for 25 years or longer. As of December 31, 1999, we employed approximately 28,400 people in the United States, approximately 1,025, or 4%, of whom were covered by collective bargaining agreements. In addition, we employed approximately 5,400 people in our international operations, 24% of whom were covered by collective bargaining agreements.

  We made five strategic acquisitions in 1999 consistent with our strategy to speed growth in our high-value businesses. In March, we purchased Cadmus Financial, a financial printer in Charlotte, North Carolina. In April, we purchased the Communicolor division of the Standard Register Company, a provider of personalization services and printer of innovative direct-mail campaigns with two plants located in Hebron, Ohio and Eudora, Kansas. In May, we purchased Hamburg Grafica Editora, a Brazilian book printer. In July, we purchased Freight Systems, Inc., a California-based transportation company. In December, we purchased Penton Press, a short-run magazine printing facility in Berea, Ohio. In addition to these acquisitions, we acquired a 30% interest in MultiMedia Live, an Internet Web site design firm, and increased our ownership position in Editorial Lord Cochrane S.A. (Cochrane), the largest printer in Chile, to 99% from 78%. Cochrane also increased its ownership interest in Atlantida Cochrane (located in Argentina) from 50% to 100%. See discussion on page 17 for more information.

  We made two small strategic acquisitions in 1998. In October, we purchased Ediciones Eclipse S.A. de C.V., a Mexico City-based printer of retail inserts. In December, we purchased GTE's St. Petersburg, Florida, directory-printing plant. In addition, we increased our investment in two other international operations. In July, we purchased additional outstanding shares of Cochrane to increase our ownership position to 78% from 55%. In November, we purchased the interests of our partner in our Poland operation, the Polish-American Printing Company, to take 100% ownership.

  During the fourth quarter of 1999, we divested our interest in Modus Media International (MMI), Stream International and Corporate Software & Technology Holdings, Inc. (CS&T). In October 1999, we sold our investment in MMI for a total of approximately $60 million ($47 million in cash and a $13 million promissory note). In November 1999, we sold 93% of our investment in the common stock of Stream International to a group led by Bain Capital for approximately $96 million in cash. Also, in November 1999, we sold our entire interest in CS&T to the management of CS&T for cash proceeds of approximately $41 million.

  In April 1998, we sold our remaining interest in Metromail Corporation for $297 million in cash. In July 1998, we sold our remaining interest in Donnelley Enterprise Solutions Incorporated (DESI) for $45 million in cash.

  Special Note Regarding Forward-Looking Statements. Our Annual Report to Shareholders and this Form 10-K are among certain communications that contain forward-looking statements, including statements regarding our financial position, results of operations, market position, product development and regulatory matters. When used in such communications, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our estimates, assumptions, projections and current expectations and are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside our control, including competition with other printers based on pricing and other factors, fluctuations in the cost of paper and other raw materials we use, changes in postal rates and postal regulations, seasonal fluctuations in overall demand for printing, changes in customer demand, changes in the advertising and printing markets, changes in the capital markets that affect demand for commercial printing, the financial condition of our customers, the general condition of the United States economy, changes in the rules and regulations to which we are subject, including environmental regulation, and other factors set forth in this Form 10-K and other company communications generally. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. PROPERTIES

  Our corporate office is located in a leased office building in Chicago, Illinois. In addition, we lease or own 58 U.S. facilities, which may have multiple buildings and warehouses. These facilities encompass approximately
18.3 million square feet. We have 11 plants encompassing approximately 1.6 million square feet in South America, Mexico, Europe and Asia. Of the total manufacturing and warehouse facilities, approximately 18.0 million square feet of space is owned, while the remaining 1.9 million square feet of space is leased. In addition, we have sales offices across the United States, South America, Mexico, Europe and Asia.

ITEM 3. LEGAL PROCEEDINGS

  In November 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although the plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing of our Chicago catalog operations in 1993. Other general claims relate to other company locations. In August 1999, the district court denied our motion for partial summary judgment on the basis of timeliness.

  In December 1995, a purported class action was filed against the company in federal district court in Chicago, alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. In August 1997, the court certified classes in each of the age discrimination and ERISA claims limited to former employees of the Chicago operation.

  In June 1998, a purported class action was filed against the company in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them. While making many of the same general discrimination claims contained in the 1996 case, the plaintiffs in this case also claim retaliation by the company for filing discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the 1996 case.

  The 1996 and 1995 cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. The company also believes that it has a number of valid defenses to all of the claims made in all three cases and it will vigorously defend its actions. However, because the cases are in the preliminary stages, management cannot make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

  In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S.
EPA) issued a Notice of Violation against the company, pursuant to Section 113 of the Clean Air Act (the Act). The notice alleges that the company's facility in Willard, Ohio, violated the Act and Ohio's State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against the company. The company responded to U.S. EPA on March 10, 2000. The company does not believe that any unfavorable result of this proceeding will have a material impact on the company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

EXECUTIVE OFFICERS AND OTHER PRINCIPAL OFFICERS OF R.R. DONNELLEY & SONS
COMPANY

          Name, Age and            Officer             Business Experience During
  Positions with the Company(1)     Since                  Past Five Years(2)
  -----------------------------    -------             --------------------------
Haven E. Cockerham,                   1998 Management responsibilities for Compensation;
 52, Senior Vice President,                Benefits; Employee Relations, Diversity and
 Human Resources                           Corporate Human Resources; Recruiting; and
                                           Management and Organizational Development. Prior
                                           experience as Vice President, Human Resources, at
                                           Detroit Edison Company, a provider of electrical
                                           utilities, from May 1994 until March 1998, and as
                                           President, Cockerham, McCain & Associates, Inc., a
                                           provider of management consulting services, from
                                           October 1991 until August 1994.
William L. Davis                      1997 Management responsibilities as Chairman of the
 56, Chairman of the                       Board and Chief Executive Officer. Prior experience
 Board and  Chief                          as Senior Executive Vice President at Emerson
 Executive Officer(1)                      Electric Company, manufacturer of electrical,
                                           electronic and related products, from January 1993
                                           until March 1997.
James R. Donnelley                    1983 Management responsibilities as Vice Chairman of the
 64, Director, Vice                        Board and for Corporate Communication, Community
 Chairman of the Board                     Relations and Government Affairs. Prior management
                                           responsibility for Corporate Development.
Monica M. Fohrman                     1988 Management responsibilities for Legal Department
 50, Senior Vice President,                and Secretary's Office.
 General Counsel and Secretary(1)
Cheryl A. Francis                     1995 Management responsibilities for Corporate
 46, Executive Vice President              Development, Investor Relations, Treasury,
 and Chief Financial Officer(1)(3)         Financial Reporting and Accounting, Real Estate,
                                           Internal Audit and Taxes. Prior management
                                           responsibilities for Purchasing. Prior experience
                                           as Treasurer at FMC Corporation, a diversified
                                           manufacturer of chemicals and machinery from 1993
                                           until September 1995.
Gary L. Sutula,                       1997 Management responsibilities for Technology Planning
 55, Senior Vice President                 and Operations and Applications Solutions Delivery.
 and Chief Information Officer             Prior experience as Senior Vice President and Chief
                                           Information Officer at Transamerica Financial
                                           Services, a provider of international consumer
                                           lending services, from June 1994 until November
                                           1997.
Jonathan P. Ward                      1985 Management responsibilities for Commercial Print
 45, President and                         Operations, including Worldwide Procurement and
 Chief Operating Officer(1)                Paper Services, Merchandise Media, Magazine
                                           Publishing Services, Telecommunications, Financial
                                           Services, Book Publishing Services, R.R. Donnelley
                                           Logistics Services, RRD Direct, Premedia
                                           Technologies, Specialized Publishing Services and
                                           International Operations. Prior sales and
                                           manufacturing responsibility for Merchandise Media
                                           and Financial Services.

     Name, Age and
  Positions with the     Officer             Business Experience During
      Company(1)          Since                  Past Five Years(2)
  ------------------     -------             --------------------------
Michael W. Winkel           1999 Management responsibilities for Strategy Planning,
 54, Executive                   R.R. Donnelley Online Services and new e-business
 Vice President,                 opportunities. Prior experience as Corporate Vice
 Strategy(1)                     President responsible for corporate planning and
                                 global operations, and Senior Vice President of the
                                 Chemicals Group responsible for operations at
                                 Monsanto Company, a diversified manufacturer of
                                 chemicals, pharmaceuticals and agricultural
                                 products, from 1993 until March 1999.
Gregory A. Stoklosa,        1993 Management responsibilities for Financial
 44; Vice President and          Reporting; International Finance; Finance Process
 Controller(3)                   Control; Financial Strategy and Analysis; Financial
                                 Planning and Analysis; and Shared Services Center.
                                 Prior management responsibility for Treasury.

--------
(1) Executive officer of the Company.
(2) Each officer named has carried on his or her principal occupation and employment in the company for more than five years with the exception of Haven E. Cockerham, William L. Davis, Gary L. Sutula and Michael W. Winkel as noted in the table above.
(3) Mr. Stoklosa will assume responsibility as Acting Chief Financial Officer in conjunction with the resignation of Ms. Francis effective April 1, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

  As of January 27, 2000, there were 10,155 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 1999, is contained in the chart below:

                                                   Common Stock Prices
                                         ---------------------------------------
                              Dividends
                                Paid            1999                1998
                             ----------- ------------------- -------------------
                             1999  1998    High       Low      High       Low
                             ----- ----- --------- --------- --------- ---------
First Quarter............... $0.21 $0.20 $43 13/16 $32 1/8   $42 1/8   $35 1/8
Second Quarter..............  0.21  0.20  37 15/16  31 3/8    46 1/4    42 1/16
Third Quarter...............  0.22  0.21  36 15/16  27 3/4    47 3/4    34 13/16
Fourth Quarter..............  0.22  0.21  30 1/4    22 13/16  44 11/16  34
Full Year...................  0.86  0.82  43 13/16  22 13/16  47 3/4    34

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                       (Not Covered by Auditors' Report)
                 (Thousands of dollars, except per-share data)


                            1999       1998        1997        1996        1995
                         ---------- ----------  ----------  ----------  ----------
Net sales............... $5,183,408 $5,018,436  $4,892,944  $5,063,821  $5,080,775
Income (loss) from
 continuing operations..    311,515    374,647     206,525     (71,483)    275,952
Loss on disposal of
 discontinued
 operations.............        --         --      (60,000)        --          --
(Loss) income from
 discontinued
 operations.............    (3,201)    (80,067)    (15,894)    (86,142)     22,841
Net income (loss)*......    308,314    294,580     130,631    (157,625)    298,793
Net income (loss) per
 diluted common share*..       2.38       2.08        0.89       (1.04)       1.92
Total assets............  3,853,464  3,798,117   4,134,166   4,443,828   5,030,680
Noncurrent liabilities..  1,511,743  1,447,852   1,730,047   2,044,818   2,012,635
Cash dividends per
 common share...........       0.86       0.82        0.78        0.74        0.68

--------
* Net income (loss) includes the following one-time items: 1999 gains on the sale of businesses and investments ($27 million after-tax, or $0.20 per diluted share); 1998 gains on the sale of the company's remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share); 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share); 1996 restructuring and impairment charges of $442 million ($374 million after taxes and minority interest, or $2.45 per diluted share), and gains on partial divestitures of subsidiaries of $80 million ($48 million after-tax, or $0.31 per diluted share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Results

Highlights--Excluding the one-time items detailed below, 1999 net income from continuing operations rose to $285 million, or $2.20 per diluted share, from $273 million, or $1.93 per diluted share, a year ago. The improved results reflect the benefits of our productivity initiatives as well as share repurchases supported by our strong cash flows.

  One-Time Items In 1999, net income from continuing operations included:

  . a gain on the sale of 93% of our interest in Stream International ($40 million pretax and $75 million after-tax due to tax benefits from associated tax loss carrybacks);

  . a gain on the sale of our interest in MMI ($3 million both pretax and after-tax); and

  . a provision for income taxes related to corporate-owned life insurance
    ($51 million) (see "Corporate-Owned Life Insurance" section on page 15 for additional details).

  In 1998, net income from continuing operations included:

  . a gain on the sale of our remaining interest in Metromail ($146 million pretax and $87 million after-tax); and

  . a gain on the sale of our remaining interest in DESI ($23 million pretax and $14 million after-tax).

  In 1997, net income from continuing operations included:

  . an impairment and restructuring charge ($71 million pretax and $42 million after-tax).

  Discontinued Operations In 1999, reported net income included:

  . a loss from discontinued operations ($5 million pretax and $3 million after-tax).

  In 1998, reported net income included:

  . a loss from discontinued operations of $80 million (with no associated tax benefit), reflecting an impairment charge to write down the goodwill of CS&T.

  In 1997, reported net income included:

  . a loss on disposal of discontinued operations to adjust the carrying values of CS&T and MMI ($100 million pretax and $60 million net of income tax benefit); and

  . a loss from discontinued operations ($14 million pretax and $16 million after-tax).

  Including the one-time items and discontinued operations detailed above, in 1999 we earned $308 million in net income compared with $295 million in 1998.

  Excluding all one-time items, the $100 million earned from continuing operations in the fourth quarter of 1999 compared with $92 million in the same period of 1998, and on a diluted per-share basis, $0.80 in the fourth quarter of 1999 compared with $0.67 in the fourth quarter of 1998. Including fourth-quarter one-time items and discontinued operations, reported net income of $126 million in 1999 compared with $92 million of net income in the fourth quarter of 1998.

  In 1997, reported net income of $131 million was reduced by $118 million of one-time items and losses related to discontinued operations as detailed above. Excluding these amounts, 1997 net income was $249 million, or $1.69 per diluted share.

  An after-tax earnings summary is presented below:

                              Full Year Results          Per Diluted Share
                          ----------------------------  ----------------------
                            1999      1998      1997     1999    1998    1997
                          --------  --------  --------  ------  ------  ------
                                 In Thousands
Income from continuing
 operations before one-
 time items.............. $285,171  $273,305  $248,946  $ 2.20  $ 1.93  $ 1.69
Restructuring and
 impairment charges......      --        --    (42,421)    --      --    (0.29)
Gain on sale of
 businesses and
 investments.............   77,532   101,342       --     0.60    0.71     --
COLI tax provision.......  (51,188)      --        --    (0.40)    --      --
                          --------  --------  --------  ------  ------  ------
Income from continuing
 operations.............. $311,515  $374,647  $206,525  $ 2.40  $ 2.64  $ 1.40
Loss from discontinued
 operations..............   (3,201)  (80,067)  (75,894)  (0.02)  (0.56)  (0.51)
                          --------  --------  --------  ------  ------  ------
Net income............... $308,314  $294,580  $130,631  $ 2.38  $ 2.08  $ 0.89
                          ========  ========  ========  ======  ======  ======

Revenue and Value-Added Revenue

  Net sales in 1999 were $5.2 billion, up 3% from 1998's net sales of $5.0 billion. Value-added revenue, or net sales less the cost of materials (primarily paper and ink), was $3.3 billion, up 7% from 1998. Because paper prices as well as the amount of paper we purchase on behalf of our customers affect our revenue, value-added revenue is a better indicator of our growth.

  Because the price of paper can be volatile, in periods of rising prices the company's revenues and costs for materials increase; in periods of falling prices, revenues and material costs decline. While we do not assume the risk for fluctuations in paper prices, our revenues are affected from year to year by changes in paper prices. In 1999, the price of paper for grades employed in our Magazine Publishing Services and Merchandise Media markets declined approximately 8% from prior year levels due to oversupply and price competition.

  We purchase or customers supply paper used in the printing process. Customer-supplied paper is reflected neither in our revenues nor our cost of materials. If we purchase paper for a customer, we recover the cost as a pass-through cost, at a margin that is lower than the margin we earn for printing and related services. In 1999, we continued our focus on controlling the quality of paper used in the manufacturing process through our Paper Services organization, which is setting industry standards for paper specifications. We are working with customers to ensure that all paper, regardless of whether it is customer-supplied or purchased by us, meets our performance specifications. Ideally, we would like to select the source and manage the delivery process for all paper so that we can control the quality of the paper, optimize the manufacturing process and minimize the amount of working capital tied up in production. In some cases where we do not have input on the source or control over the inventory, we have encouraged customers to buy materials directly rather than through us. In these instances, neither the sales nor expense are reflected in our financials. Because of these factors with respect to paper prices and paper sales, which primarily affect Merchandise Media and Magazine Publishing Services, value-added revenue is a better indicator of growth.

  Volume in most of our end-markets was higher than a year ago. During 1999 we benefited from strong magazine advertising; high consumer confidence, which created more demand for catalogs and advertising inserts; and strong capital markets. Independent directory publishers also generated additional titles in 1999. The book market had increased demand as the industry successfully worked through some of its inventory management issues. Acquisitions and investments made during the year contributed 40% of the growth in value-added revenue from 1998 (see "Investments" section on page 17 for additional details).

  Favorable factors were offset partially by tight labor conditions in the United States, which affected productivity through turnover, and poor economic conditions in much of South America. While our operations in South America remain profitable, financial results are down from a year ago. The trends toward targeting and versioning in many of our end-markets accelerated and resulted in increased complexity in the manufacturing process. We are continuing to upgrade our equipment to be more flexible, while we simultaneously work with customers to redesign products for manufacturing efficiencies and ensure adequate compensation for our services. While our productivity initiatives continue to generate improved results, the rate of improvement is expected to slow as future initiatives require more initial investment.

  Net sales in 1998 were $5.0 billion, up 3% from 1997's net sales of $4.9 billion. Value-added revenue was $3.1 billion, up 4% from 1997.

  Most of our end markets had higher volume in 1998 as compared with 1997. During most of 1998, we benefited from strong magazine advertising; higher demand for catalogs and retail inserts; and strong capital markets. Also, a directory customer moved production from late 1997 into early 1998. These favorable factors were partially offset by lower book sales as the industry continued to work through inventory management issues caused by publishers overstocking quantities in 1997. Pricing pressure continued in many of our markets, but to a lesser degree than in past years as we continued to differentiate our services.

  In addition to the growth in 1998 sales, the composition of revenue was also more favorable. Compared with 1997, fewer pass-through sales, or sales of materials and services purchased on our customers' behalf, reduced revenue in 1998 but enhanced margins. We also reduced the amount of paper purchased on behalf of customers in selected cases where the markup recovered on the paper did not cover our associated costs.

  The following table shows the trends in net sales by end-market and consolidated value-added revenue:

                              1999      Change     1998      Change    1997
                           -----------  ------  -----------  ------ -----------
                                             In Thousands
Merchandise Media........  $ 1,255,054   (1.2)% $ 1,269,789    1.2% $ 1,254,918
Magazine Publishing
 Services................    1,166,551   (1.8)    1,187,403    3.9    1,142,818
Telecommunications.......      865,682    5.3       822,095    5.8      776,746
Book Publishing Services.      775,262    3.8       746,987   (7.5)     807,392
Financial Services.......      639,935   19.4       536,101    8.4      494,547
Other*...................      480,924    5.5       456,061    9.5      416,523
                           -----------   ----   -----------   ----  -----------
Total net sales..........  $ 5,183,408    3.3%  $ 5,018,436    2.6% $ 4,892,944
Cost of materials........   (1,888,764)          (1,929,991)         (1,917,977)
                           -----------   ----   -----------   ----  -----------
Total Value-Added
 Revenue.................  $ 3,294,644    6.7%  $ 3,088,445    3.8% $ 2,974,967
                           ===========   ====   ===========   ====  ===========

--------
* Other includes Stream International through its disposition, Donnelley Logistics and international revenue from Poland and South America.

Expenses

  Our cost of materials of $1.9 billion in 1999 declined as a percentage of net sales to 36.4% from 38.5% in 1998. This reflects our focus on delivering higher value-added products and services. The reduced paper prices and paper sales in 1999, discussed on page 12, also were contributing factors.

  In 1998, our cost of materials of $1.9 billion declined as a percentage of net sales to 38.5% from 39.2% in 1997. This reflected our focus on the composition of revenue as discussed on page 12.

  Gross profit in 1999 and 1998 grew by $101 million and $107 million, respectively. The 10% increase in 1999 and the 11% increase in 1998 came from our focus on productivity initiatives as discussed below, as well as higher volume. Gross profit as a percentage of net sales improved to 22.4% in 1999 compared with 21.1% in 1998 and 19.4% in 1997.

  Selling and administrative expense increased by 10% to $629 million in 1999, compared with the prior year. In addition to volume-related increases, our consolidated results included some acquisitions (see "Investments" section on page 17 for more details) that carried higher selling and administrative expense ratios. A higher mix of service-oriented businesses, such as Financial Services, that have higher operating margins in addition to higher selling and administrative expenses also was a factor. Our investments to build new businesses, such as Online Services and digital content services, increased our selling and administrative expense ratios. In addition, we continued to build corporate capabilities in areas such as marketing, procurement and manufacturing productivity through Six Sigma and Process Variability Reduction. We also continued to invest to standardize and enhance our technology and systems capabilities to improve our connectivity internally and with our customers and markets. The ratio of selling and administrative expense to net sales was 12.1% in 1999 compared with 11.4% in 1998. We were able to deliver improved operating margins while investing for future growth.

  Selling and administrative expense increased by 11% to $570 million in 1998 compared with 1997. In addition to volume-related increases and higher consolidated Stream International expenses, most of the increase was related to information systems-related expenditures. The ratio of selling and administrative expense to net sales was 11.4% in 1998 compared with 10.4% in 1997.

  Earnings from operations increased by $42 million, or 9%, from a year earlier to reach $530 million in 1999. Operating margins were 10.2% in 1999 compared with 9.7% in 1998.

  In 1998, earnings from operations increased by $49 million, or 11%, from 1997 (excluding the 1997 restructuring and impairment charge) to reach $488 million. The increase reflected the company's focus on productivity in our core business. Operating margins were 9.7% in 1998 compared with 9.0% in 1997.

  A summary analysis of expense trends is presented below:

                                   1999    Change     1998    Change      1997
                                ---------- ------  ---------- ------   ----------
                                                 In Thousands
Cost of materials.............. $1,888,764  (2.1)% $1,929,991   0.6%   $1,917,977
Cost of manufacturing..........  1,761,255   6.5    1,654,177   0.1     1,653,251
Depreciation...................    323,009   0.1      322,680   0.9       319,730
Amortization...................     51,373  (3.8)      53,391   3.9        51,381
Selling and administrative.....    628,580  10.3      569,779  11.5       511,115
Net interest expense...........     88,164  12.8%      78,166 (13.9)%      90,765

Non-Operating Items

  Net interest expense for 1999 increased 13% to $88 million due to higher average debt balances associated with acquisitions and share repurchase programs. In 1998, net interest expense declined 14% from 1997, reflecting lower average interest rates and lower average debt balances due to improvements in balance sheet management.

  Other income for 1999 increased to $21 million from $10 million in 1998. The increase was related primarily to lower corporate-owned life insurance expense due to plan experience (see "COLI" discussion on page 15), and lower minority interest expense as we increased our ownership percentage in two majority-owned subsidiaries. Other income for 1998 decreased to $10 million from $26 million in 1997, due to non-recurring 1997 gains on the sale of investments in our venture-capital portfolio.

Events Affecting Comparability

  Restructuring/Impairment Charges for Continuing Operations--In December 1997, we announced a $71 million ($42 million after-tax) restructuring and impairment charge to cover, in large part, the discontinuation of activities no longer aligned with our strategic focus, including:

 . the sale of our Coris content-management software operation;

 . the shut-down of our Crawfordsville, Indiana, book fulfillment operations;

 . the closing of a development office in Singapore; and

 . the termination of development of certain manufacturing information systems.

  As of December 31, 1998, we had substantially completed our restructuring programs.

  Restructuring/Impairment Charges for Discontinued Operations--In the second quarter of 1998, we recorded an $80 million (with no associated tax benefit) impairment charge related to the write-down of goodwill on the books of CS&T remaining from the 1995 transaction that created Stream International Holdings.

  In the fourth quarter of 1997, we recognized a $100 million ($60 million after-tax) provision to adjust the carrying costs of CS&T and MMI to their estimated net realizable values.

  The following summarizes information about restructuring and impairment charges after taxes and minority benefit:

                                                         1999    1998     1997
                                                       -------- ------- --------
                                                             In Thousands
Restructuring charges for continuing operations....... $    --  $   --  $ 42,421
Restructuring charges for discontinued operations.....      --   80,067   60,000
                                                       -------- ------- --------
    Total restructuring charges....................... $    --  $80,067 $102,421
                                                       ======== ======= ========

Divestitures

  Stream, CS&T and MMI--Consistent with our previously stated intent, we divested our interest in CS&T and MMI in the fourth quarter of 1999. We also sold 93% of our interest in Stream International. The three transactions resulted in a pretax accounting gain of $43 million. Net cash proceeds from the dispositions totaled $176 million and were used to pay down debt and for other corporate purposes.

  For reporting purposes, Stream International was consolidated in our financial results until the transaction closed on November 23, 1999. CS&T's net (loss) income was reported as discontinued operations through the disposition date of November 12, 1999. MMI's net (loss) income was reported as discontinued operations through December 15, 1997, when our interest was restructured to non-voting preferred stock. We now have a 6% investment in Stream International, representing the remaining 7% of our original 87% interest, that has been reflected in other noncurrent assets.

  For comparability purposes, summary income statement results for Stream International based on our 87% ownership interest are shown in the table below:

                                                     1999*     1998      1997
                                                    -------- --------  --------
                                                           In Thousands
Net sales.......................................... $212,387 $213,612  $186,846
Value-added revenue................................  212,387  213,612   186,846
Gross profit.......................................   64,434   56,172    53,210
Selling and administrative expense.................   57,448   56,292    45,874
Earnings (loss) from operations....................    6,986   (1,673)    7,336

--------
* Results are through disposition date of November 23, 1999.

  Metromail Metromail, which had been wholly owned by us, completed an initial public offering of its common stock in June 1996, reducing our interest to approximately 38%. In March 1998, Metromail entered into a merger agreement with The Great Universal Stores, P.L.C., and in April 1998, we received approximately $297 million, or $238 million after-tax, for our remaining interest in Metromail.

  Donnelley Enterprise Solutions DESI, which had been wholly owned by us, completed an initial public offering of its common stock in November 1996, reducing our interest to approximately 43%. In May 1998, DESI entered into a merger agreement with Bowne & Co., Inc., and in July 1998 we received approximately $45 million, or $36 million after-tax, for our remaining interest in DESI.

  We used proceeds from the Metromail and DESI transactions to repurchase shares (see "Share Repurchase" discussion on page 16).

Corporate-Owned Life Insurance (COLI) and Effective Tax Rate

  We have used COLI to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. Without the COLI deduction, which was phased out after 1998, our effective tax rate (excluding one-time items) increased from 35.0% in 1998 to 38.5% in 1999.

  The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the $34 million COLI interest deductions we claimed in our 1990 through 1992 tax returns. We have challenged this position in a formal protest filed with the IRS Appeals division. Litigation involving other taxpayers also is pending. In October 1999, in a case involving a different company, the U.S. Tax Court disallowed deductions for loans against that taxpayer's COLI program. Should this position be upheld and applied to others, we could lose an additional maximum of $152 million in tax benefits for the period from 1993 to 1998. Interest on these amounts also may be due and our exposure for interest, should all prior COLI deductions be disallowed, is approximately $51 million after-tax through December 31, 1999. We believe our circumstances differ from those involved in the recent Tax Court decision. During the fourth quarter of 1999, however, we recorded an additional tax provision of $51 million ($0.40 per diluted share) related to COLI. We will continue to examine our position with respect to the Tax Court opinion and resolution of other pending cases. The ultimate resolution of these issues may take several years and may have a material impact on our results of operations and financial condition.

Share Repurchase

  In 1999, we purchased 11.8 million shares of our stock for approximately $379 million in open-market transactions. These repurchases were part of two share repurchase programs undertaken in 1999. In September 1998, the Board of Directors supplemented an earlier repurchase program with authorization to purchase shares with a value up to an additional $300 million. This program was under way at the beginning of 1999 and continued through mid-year. In September 1999, a new repurchase program of $300 million was announced and includes shares we ordinarily purchase for issuance under our various stock plans. This program extends through September 2000, but may be completed sooner depending on the market price of our stock. The recent weakness in our stock price led us to accelerate our repurchase activity in the fourth quarter of 1999. During first quarter 2000, we have slowed our share repurchase activity as a result of increased acquisition activity, primarily the closing of the purchase of CTC Distribution Direct (see discussion on page 18). The number of diluted shares outstanding as of December 31, 1999, was 123 million, while the full-year average number of diluted shares outstanding was 130 million.

  In 1998, we purchased 13.2 million shares of our stock for approximately $544 million. The number of diluted shares outstanding as of December 31, 1998 was 137 million, while the full-year average number of diluted shares outstanding was 142 million. In 1997, we purchased approximately 2.3 million shares to issue under various stock plans. The number of diluted shares outstanding as of December 31, 1997, was 147 million, while the full-year average number of diluted shares outstanding was similar. Since our first repurchase program was initiated in 1996 through 1999, we have repurchased $1.2 billion in stock and reduced the number of shares outstanding by 21%.

  A summary of the shares outstanding is presented below:

                                                          1999    1998    1997
                                                         ------- ------- -------
                                                              In Thousands
As of December 31
  Basic................................................. 123,237 134,322 145,118
  Dilutive effect.......................................     125   2,754   2,103
                                                         ------- ------- -------
    Total............................................... 123,362 137,076 147,221
                                                         ======= ======= =======
Full Year Average
  Basic................................................. 128,872 139,624 145,929
  Dilutive effect.......................................     694   2,241   1,579
                                                         ------- ------- -------
    Total............................................... 129,566 141,865 147,508
                                                         ======= ======= =======

Cash Flow

  Operating Activities--Our main source of liquidity is cash from operating activities. In 1999, cash provided from operating activities was $635 million, down from 1998's $733 million. The decrease was due to higher working capital requirements to support higher volumes. While the absolute level of working capital increased in 1999, the ratio of working capital to sales continued to improve to 6.6% in 1999 from 7.0% in 1998 and 9.3% in 1997. Strong cash flow results in 1998 and 1997 were driven by the success of our program to reduce working capital.

  Investing Activities--Our principal recurring investing activities are capital expenditures to improve the productivity of operations, expand in specific markets and establish complementary businesses that leverage our distinctive capabilities. In 1999, capital expenditures totaled $276 million, a $51 million increase from 1998, but still well below past years. Spending levels in 1999 continued to reflect our disciplined investment process, which includes evaluating a broad range of alternatives and optimizing the overall manufacturing platform, and our focus on productivity, which tends to result in less costly process-enhancement investments. In 1999, we also invested in expanding into selected international markets. We opened a dedicated directory plant in Brazil and expanded our operations in Poland based on the strong market potential that we see in these regions. We also made systems-related and other improvements that were capitalized. In 2000, we expect capital spending to be between $300 million and $350 million, still well below levels of recent years, reflecting the improved discipline supporting our investment activities.

  During 1999, we continued our initiative to sell operations and assets no longer aligned with our strategic priorities. In 1999, we generated $176 million of cash net of taxes from our divestitures of Stream International, CS&T and MMI. We generated an additional $8 million from the sale of other assets. In 1998, we generated $301 million of cash net of taxes from divestitures, which included selling our remaining interests in Metromail and DESI, in addition to $26 million associated with the sale of other assets. In 1997, we generated $51 million of cash net of taxes from selling our interest in three European joint ventures and disposing of interests from our venture capital portfolio.

  Investments--During 1999, other investments including acquisitions totaled $222 million, net of cash acquired. In 1999, we increased our ownership position in Editorial Lord Cochrane S.A. (Cochrane), to 99% from 78%, after having increased our ownership position from 55% in 1998. In the third quarter of 1999, Cochrane took 100% control of Atlantida Cochrane in Argentina. Results from this operation are now consolidated in our financial results. These actions strengthen our position as the largest printer in South America and give us the ability to grow independently in the region to further our strategy of providing networked services for our customers.

  Our Online Services group made two equity investments in firms that offer best-of-class services to expand our offering to our customers (see "Online Services" discussion on page 19 for a description of this business). In September, we made an equity investment in MultiMedia Live (MML), after having established a partnership with it in March 1999. MML is a West Coast-based, leading Web site design and development firm that provides customized e-commerce solutions. In October, we made an equity investment in B2BWorks, the first and largest online business-to-business advertising network. B2BWorks uses an affiliate model to connect business-to-business marketers with appropriate Internet sites.

  Acquisitions in 1999 included:

 . Cadmus Financial (March 1999)--The acquisition of the leading financial printer in the Southeast, and the fourth-largest in the United States, allowed us to rapidly establish our presence in several major financial centers, including Charlotte, North Carolina, the second-largest banking and financial center in the country, and Raleigh, North Carolina.

 . Communicolor (April 1999)--The acquisition of Standard Register's direct-mail marketing group expanded our capabilities to include high-quality, four-color, shorter-run, highly personalized direct mail. RRD Direct (reported within Merchandise Media) now has a full range of production capabilities to serve the direct-mail business, a faster-growing market than general commercial print.

 . Hamburg Grafica Editora (May 1999)--Our acquisition of the largest independent Brazilian book printer expands our service offering so that we can provide customers with magazines, inserts, catalogs, books and telephone directories, through our coordinated operations in Argentina, Chile and Brazil. Book printing in Brazil is growing rapidly as the country has begun emphasizing the importance of secondary education.

 . Freight Systems, Inc. (July 1999)--The acquisition of this West Coast distribution company allows us to expand its innovative programs to deliver mail closer to its final distribution point, reducing delivery costs and improving timeliness for our customers. We intend to leverage our scale as the largest private user of the U.S. Postal Service to expand these programs, as well as to enhance our industry-leading mail and newsstand distribution network.

 . Penton Press (December 1999)--Our acquisition of Penton Press, the printing division of Penton Media, included a long-term printing contract for more than 30 of Penton's magazine titles, as well as its Ohio plant and equipment. The plant specializes in short-run titles, which are generally defined as those with quantities between 10,000 and 150,000. This market, which has a different manufacturing focus due to its more transactional nature, is growing faster than the overall magazine market. Our strategy is to have a manufacturing platform focused on short-run production to better leverage our assets, and this facility, the fourth in this platform, will allow us to redistribute work to optimize production and distribution.

  During the first quarter of 2000 through March 30, other investments totaled $201 million, net of cash acquired.

  In January 2000, we acquired Omega Studios, one of the largest dedicated photography studios in the United States. This acquisition expands our premedia offering to include digital photography and creative services, in addition to our established content management, prepress, Internet, print and distribution solutions. In January 2000, we also made an equity investment in Noosh, Inc., a business-to-business Internet-based service designed to improve the process of buying, selling and managing print.

  In February 2000, we acquired CTC Distribution Direct, the largest mailer of business-to-home parcels in the U.S. The purchase more than doubled the revenues of Donnelley Logistics and gives us even more scale to deliver printed products and parcels, leveraging the U.S. Postal Service for final home delivery. Our expanded size and service offering, which now includes parcel delivery, gives our customers more economical delivery options and improved delivery performance. We also acquired Iridio, Inc., a Seattle-based full-service premedia provider of digital photography, prepress, digital print and online services; and EVACO, a leading financial printer in Florida. Each of these investments has strengthened our position by expanding our capabilities or geographic reach in our high-value businesses.

  Financing Activities--Financing activities include net borrowings, dividend payments and share repurchases. Our net borrowings increased by $117 million in 1999. Debt levels decreased by $156 million in 1998 and $226 million in 1997. The increase in 1999 was a result of acquisitions, higher capital spending, higher working capital needs based on the higher volume and share repurchase activity, partially offset by cash generated from the disposition of assets no longer aligned with our strategic priorities.

  In April 1999, we issued $200 million of 6 5/8% debentures due in 2029. Proceeds were used to reduce outstanding commercial paper borrowings, with the remainder used for general corporate purposes.

  Commercial paper is our primary source of short-term financing. On December 31, 1999, we had $142 million outstanding in commercial paper borrowings. In addition, at December 31, 1999, we had a $400 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. We believe our cash flow and borrowing capability are sufficient to fund operations.

  Net cash used to repurchase common stock, defined as cash used for share repurchases net of proceeds from stock options exercised, was $356 million in 1999 (see "Share Repurchase" discussion on page 16). In 1998, $457 million of net cash was used for share repurchase while $36 million of net cash was used in 1997 to purchase common stock, primarily to cover options granted to employees.

  Dividends to shareholders totaled $111 million in 1999, $115 million in 1998 and $115 million in 1997.

  Financial Condition--Our financial position remains strong as evidenced by our year-end balance sheet. Our total assets were $3.9 billion, $55 million higher than in 1998, due to investments made to speed growth in our high-value businesses. Average invested capital (total debt and equity, computed on a beginning-and-end of year average) was $2.3 billion in 1999, a $164 million decline from 1998. Increased earnings from continuing operations, excluding one-time items, in conjunction with the decrease in invested capital, raised return on invested capital to 14.6%.

  At year-end 1999, the debt-to-capital ratio increased to 51% from 45% in 1998 and year-end debt-to-total-market-value increased to 33% from 19% a year ago. Our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA), excluding one-time items, to interest expense, was 10.5 at year-end.

Other Information

  Human Resources--As of December 31, 1999, approximately 34,000 employees worked for the company. Approximately 84% of our employees work in the United States, and approximately 4% of those are covered by collective bargaining agreements. Of the approximately 5,400 people working in our international operations, 24% are covered by collective bargaining agreements.

  Minority and female representation among U.S. professionals, officials and managers increased by 11% and 2%, respectively. Minority representation is now 13% among our U.S. professionals, officials and managers while female representation is now 34%. Minorities represent 16% of our U.S. workforce and females represent 33%.

  A portion of executives' compensation is tied to their performance in achieving inclusiveness objectives. In 1999, our five-part Diversity at Work Program (employment, education and training, workplace quality, supplier relationships and community involvement) was designated best-of-class by Watson Wyatt Worldwide, a global human resources management consulting firm.

  Technology--We remain a technology leader, investing not only in print-related technologies such as computer-to-plate and digital printing, but also in Internet-based business models such as our Online Services, and Internet-enabled services such as SENDD(TM) and ImageMerchant(TM) (see below for a description of these services). We are focused on investing in technologies that contribute to our financial performance and help us deliver products, services and solutions that are valued by our customers.

  We have invested human and capital resources to upgrade our systems infrastructure companywide. These investments in common systems improve our ability to share information across the company and make informed decisions rapidly. During 1999, we received recognition for our technology leadership from both PC Week and Information Week. Among all U.S. companies, we were named:

 . #6 of the top 100 in Enterprise Solutions (PC Week, September 13, 1999)

 . #25 of the top 100 in Internet Technology (PC Week, May 11, 1999)

 . #36 of the top 100 in Desktop and Mobile Technology (PC Week, June 21, 1999)

 . #66 of the top 500 e-business leaders (PC Week, November 15, 1999)

 . #88 of the top 500 leading IT innovators (Information Week, September 27,
  1999)

  Online Services, SENDD, ImageMerchant, Digital Print and E-Books--Online Services offers solutions to meet all of our customers' Internet needs. Online Services provides a full suite of scalable e-commerce solutions including consulting, Web site design and development, content production services to "stock the shelves" or populate the site with content, and marketing services to effectively drive site traffic. The markets that Online Services currently serves include:

 . eCommerce--to help catalogers and retailers showcase their products on the Internet and drive sales

 . ePublish--to help magazine publishers extend and enhance their brands online by offering content as well as commerce and community

 . eDirectory--to help businesses navigate and use the Internet to gain exposure and streamline their business processes.

  Our recent partnerships and investments in this arena strengthen our Online Services offering, expand our solutions and help our customers leverage the power of the Internet to communicate with their customers.

  To meet our Financial Services customers' needs for speed, convenience, confidentiality and accuracy, we developed SENDD. The software allows work groups around the world to simultaneously proof a document securely via the Internet. Financial Services is also working closely with the Securities and Exchange Commission (SEC) on the modernization efforts under way for EDGAR (Electronic Data Gathering and Retrieval). We currently provide EDGAR electronic filing services for our customers, enabling them to use this option to communicate with their target audiences while meeting tight time frames and stringent filing requirements. We will continue to develop our offerings and educate our clients as the SEC enhances EDGAR in the future.

  In our premedia production process, increased digitization allows us to capture customer content and distribute it via various communication media, including print and the Internet. We have developed technology that allows a customer to securely archive its digital content in an R.R. Donnelley database and access it via the Internet so that it can be repurposed for multiple uses. This ImageMerchant software allows customers to more effectively manage their media assets. Customer benefits include lower costs, faster production times and consistent quality because images are repurposed rather than recreated. Analysis tools further enhance the value of ImageMerchant.

  Additionally, we are a leading provider of digital print, which allows customized marketing to an audience of one. With digital printing, images can be varied as they are printed, allowing for each piece to be highly personalized.

  Book Publishing Services also applies technology to create solutions that enable our customers to manage and distribute content in multiple media formats. We currently convert content for many major e-book vendors.

Year 2000 and System Infrastructure

  Process control and information systems are becoming increasingly important to the effective management of the company. The upgrade and standardization of our systems is necessary for us to succeed in using information technology to our strategic advantage. In 1999, we focused our efforts on ensuring that processes and systems were Year 2000 compliant. In addition, we began ongoing initiatives to upgrade and standardize our information technology infrastructure. In 1999, we deferred a number of other infrastructure and systems initiatives that will support continuous productivity improvements and enhance service capabilities, while we completed our Year 2000 efforts.

  Company employees, assisted by the expertise of external consultants where necessary, staffed the Year 2000 compliance efforts, which were executed globally across all operations of our company.

  During the transition from 1999 to 2000, all operations were fully supported by trained personnel. Key efforts were focused on four business-critical factors: safety of employees, continuity of production, environmental compliance and reporting, and continuity of systems to support the ability of personnel to continue working (such as the availability of utilities or operation of payroll systems). At the end of the transition, no Year 2000 issues affecting any business-critical factors were reported by any operation. To the extent that date-related issues were reported, they were limited to instances where personnel available at the site were able to promptly correct the issue without disruption to our operations.

  In 1999, spending on our Year 2000 initiative was $49 million, which is reflected in cost of sales and administrative expense. Expenses in 1998 were $45 million and were reflected in administrative expense. These expenses do not include costs capitalized with respect to our information and technology infrastructure upgrade and standardization initiatives. As internal resources complete their Year 2000 assignments, they are being reallocated to technology projects that have been deferred, as well as other productivity projects. These projects will improve our ability to share information across the company and make informed decisions rapidly, enhancing future productivity.

Litigation

  In 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of current and former African-American employees, alleging that the company racially discriminated against them. The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although the plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing of our Chicago catalog operations in 1993. Other general claims relate to other company locations. In August 1999, the district court denied our motion for partial summary judgment on the basis of timeliness.

  In 1995, a purported class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon closing of the Chicago catalog operations. The suit also alleges that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminating employees. In August 1997, the court certified classes in each of the age discrimination and ERISA claims limited to former employees of the Chicago operation.

  In 1998, a purported class action was filed against the company in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them. While making many of the same general discrimination claims contained in the 1996 case, the plaintiffs in this case also claim retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the 1996 case.

  The 1996 and 1995 cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. We believe we acted properly in the closing of the operations. We also believe we have a number of valid defenses to all of the claims made in all three cases and we will vigorously defend our actions. However, because the cases are in the preliminary stages, we cannot make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

Environmental, Health and Safety Regulations

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

Outlook

  Our primary business remains commercial printing and our primary geographic market is the United States. The environment remains highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is intense. Our intent is to differentiate our service offering so that we are viewed by our customers as a partner that can help them more effectively use words and images in a variety of ways, whether through print or the Internet, to reach their target audience.

  We are a large user of paper, bought by us or supplied to us by our customers. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices and supply of paper in 2000.

  Postal costs are a significant component of our customers' cost structures. Changes in postal rates, which are anticipated early in 2001, may negatively affect the demand for our core print capabilities, but postal rate increases enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution.

  In addition to paper and postage costs, consumer confidence and economic growth are key drivers of print demand. A significant change in the economic outlook could affect demand for our products, particularly in the financial printing market.

  In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for the company. Many of our new business initiatives are designed to leverage our distinctive capabilities to participate in the rapid growth in electronic communications. Our goal remains to manage and distribute words and images, regardless of the means of distribution, to help our customers succeed in informing, educating, entertaining and selling. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in increased shareholder value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains more than half of its debt at fixed rates (approximately 60% at December 31, 1999), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company's exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated financial statements of the company as a whole, and the company occasionally uses financial instruments to hedge exposures to foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and officers of the company is contained on pages 6 and 20-21 of the company's definitive Proxy Statement dated February 22, 2000, and is incorporated herein by reference. See also the list of the company's officers and related information under "Executive Officers and Principal Officers of R.R. Donnelley & Sons Company" at the end of Part I of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning director and executive compensation for the year ended December 31, 1999, and, with respect to certain of such information, prior years, is contained on pages 23 and 27-36 of the company's definitive Proxy Statement dated February 22, 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the beneficial ownership of the company's common stock is contained on pages
24-26 of the company's definitive Proxy Statement dated February 22, 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements
    The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.
  2. Financial Statement Schedule
    The financial statement schedule listed in the accompanying index (page F-1) to the financial statements is filed as part of this annual report.
  3. Exhibits
    The exhibits listed on the accompanying index to exhibits (pages E-1 through E-2) are filed as part of this annual report.
(b)Reports on Form 8-K
    No current Report on Form 8-K was filed during the quarter ended December 31, 1999.
(c)Exhibits
    The exhibits listed on the accompanying index (pages E-1 through E-2) are filed as part of this annual report.
(d)Financial Statements omitted--
    Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2000.

                                          R.R. DONNELLEY & SONS COMPANY

                                                /s/ Gregory A. Stoklosa
                                          By __________________________________
                                                    Gregory A. Stoklosa
                                               Vice President and Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March 2000.

         Signature and Title                       Signature and Title


        /s/ William L. Davis                      /s/ Thomas S. Johnson
-------------------------------------     -------------------------------------
          William L. Davis                          Thomas S. Johnson
      Chairman of the Board and                         Director
  Chief Executive Officer, Director

    (Principal Executive Officer)                  /s/ George A. Lorch
                                          -------------------------------------

        /s/ Cheryl A. Francis                        George A. Lorch
-------------------------------------                   Director
          Cheryl A. Francis

    Executive Vice President and                   Oliver R. Sockwell
       Chief Financial Officer            -------------------------------------
    (Principal Financial Officer)                  Oliver R. Sockwell
                                                        Director


       /s/ Gregory A. Stoklosa
-------------------------------------              /s/ Bide L. Thomas
         Gregory A. Stoklosa              -------------------------------------
    Vice President and Controller                    Bide L. Thomas
   (Principal Accounting Officer)                       Director


       Joseph B. Anderson, Jr.                   /s/ Stephen M. Wolf
-------------------------------------     -------------------------------------
       Joseph B. Anderson, Jr.                       Stephen M. Wolf
              Director                                  Director


        Martha Layne Collins
-------------------------------------
        Martha Layne Collins
              Director

       /s/ James R. Donnelley
-------------------------------------
         James R. Donnelley
              Director

       /s/ Judith H. Hamilton
-------------------------------------
         Judith H. Hamilton
              Director

ITEM 14(a). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         Page(s)
                                                                         -------
Consolidated Statements of Income for each of the three years ended
 December 31, 1999.....................................................    F-2
Consolidated Balance Sheets at December 31, 1999 and 1998..............    F-3
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1999.....................................................    F-4
Consolidated Statements of Shareholders' Equity for each of the three
 years ended December 31, 1999.........................................    F-5
Notes to Consolidated Financial Statements.............................    F-6
Report of Independent Public Accountants...............................   F-22
Unaudited Interim Financial Information, Dividend Summary and Financial
 Summary...............................................................   F-23
Report of Independent Public Accountants on Financial Statement
 Schedule..............................................................   F-25
Financial Statement Schedule
  II--Valuation and Qualifying Accounts................................   F-26

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Thousands of Dollars, Except Per-Share Data

                                                  Year Ended December 31
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
Net sales..................................  $5,183,408  $5,018,436  $4,892,944
Cost of sales..............................   4,024,401   3,960,239   3,942,339
                                             ----------  ----------  ----------
Gross profit...............................   1,159,007   1,058,197     950,605
Selling and administrative expenses........     628,580     569,779     511,115
Restructuring and impairment charge........         --          --       70,702
                                             ----------  ----------  ----------
Earnings from operations...................     530,427     488,418     368,788
Other income (expense):
  Interest expense.........................     (88,164)    (78,166)    (90,765)
  Gain on sale of businesses and
   investments.............................      42,835     168,903         --
  Other, net...............................      21,431      10,217      25,742
                                             ----------  ----------  ----------
Earnings from continuing operations before
 income taxes..............................     506,529     589,372     303,765
Income taxes...............................     195,014     214,725      97,240
                                             ----------  ----------  ----------
    Income from continuing operations......     311,515     374,647     206,525
Loss on disposal of discontinued
 operations, net of income taxes...........         --          --      (60,000)
Loss from discontinued operations, net of
 income taxes..............................      (3,201)    (80,067)    (15,894)
                                             ----------  ----------  ----------
    Net Income.............................  $  308,314  $  294,580  $  130,631
                                             ==========  ==========  ==========
Income from Continuing Operations per Share
 of Common Stock
  Basic....................................  $     2.41  $     2.68  $     1.42
  Diluted..................................        2.40        2.64        1.40
Loss from Discontinued Operations per Share
 of Common Stock
  Basic....................................  $    (0.02) $    (0.57) $    (0.52)
  Diluted..................................       (0.02)      (0.56)      (0.51)
Net Income per Share of Common Stock
  Basic....................................  $     2.39  $     2.11  $     0.90
  Diluted..................................        2.38        2.08        0.89


          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    Thousands of Dollars, Except Share Data

                                                             December 31
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Assets
  Cash and equivalents................................. $   41,873  $   66,226
  Receivables, less allowances for doubtful accounts of
   $15,461 in 1999 and $14,279 in 1998.................    865,305     843,094
  Inventories..........................................    194,312     182,931
  Prepaid expenses.....................................     51,781      63,040
  Refundable income taxes..............................     76,579         --
                                                        ----------  ----------
    Total Current Assets...............................  1,229,850   1,155,291
                                                        ==========  ==========
  Net property, plant and equipment, at cost, less
   accumulated depreciation of $2,822,737 in 1999 and
   $2,667,827 in 1998..................................  1,710,669   1,700,927
  Goodwill and other intangibles, net of accumulated
   amortization of $217,616 in 1999 and $183,589 in
   1998................................................    397,983     381,394
  Other noncurrent assets..............................    514,962     515,029
  Net assets of discontinued operations ...............        --       45,476
                                                        ----------  ----------
    Total Assets....................................... $3,853,464  $3,798,117
                                                        ==========  ==========
Liabilities
  Accounts payable..................................... $  334,389  $  331,257
  Accrued compensation.................................    175,590     188,187
  Short-term debt......................................    419,555     285,429
  Current and deferred income taxes....................     10,894       2,263
  Other accrued liabilities............................    263,035     242,251
                                                        ----------  ----------
    Total Current Liabilities..........................  1,203,463   1,049,387
                                                        ==========  ==========
  Long-term debt.......................................    748,498     773,549
  Deferred income taxes................................    252,884     260,692
  Other noncurrent liabilities.........................    510,361     413,611
                                                        ----------  ----------
    Total Noncurrent Liabilities.......................  1,511,743   1,447,852
                                                        ==========  ==========
Shareholders' Equity
  Common stock at stated value ($1.25 par value)
   Authorized shares: 500,000,000; Issued: 140,889,050
   in 1999 and 1998....................................    308,462     308,462
  Retained earnings....................................  1,521,474   1,325,634
  Accumulated other comprehensive income...............    (64,154)    (55,050)
  Unearned compensation................................     (6,222)     (6,118)
  Reacquired common stock, at cost.....................   (621,302)   (272,050)
                                                        ----------  ----------
    Total Shareholders' Equity.........................  1,138,258   1,300,878
                                                        ----------  ----------
    Total Liabilities and Shareholders' Equity......... $3,853,464  $3,798,117
                                                        ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Thousands of Dollars

                                                  Year Ended December 31
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows provided by (used for) operating
 activities:
  Net income.................................. $ 308,314  $ 294,580  $ 130,631
  Loss from discontinued operations, net of
   tax........................................     3,201     80,067     15,894
  Loss on disposal of discontinued operations,
   net of tax.................................       --         --      60,000
  Gain on sale of businesses and investments,
   net of tax.................................   (77,532)  (101,342)       --
  Restructuring and impairment charges, net of
   tax........................................       --         --      42,421
  Depreciation................................   323,009    322,680    319,730
  Amortization................................    51,373     53,391     51,381
  Gain on sale of assets......................    (6,524)   (13,446)   (16,028)
  Net change in operating working capital.....   (27,915)    68,848    117,386
  Net change in other assets and liabilities..    41,829     47,935     18,802
  Other.......................................    19,562    (19,878)     2,021
                                               ---------  ---------  ---------
    Net Cash Provided by Operating Activities.   635,317    732,835    742,238
                                               =========  =========  =========
Cash flows provided by (used for) investing
 activities:
  Capital expenditures........................  (275,826)  (225,222)  (360,195)
  Other investments including acquisitions,
   net of cash acquired.......................  (222,066)   (91,184)   (47,526)
  Disposition of assets.......................     7,837     26,498     51,276
  Disposition of business and investments, net
   of tax.....................................   135,664    274,079        --
                                               ---------  ---------  ---------
    Net Cash Used For Investing Activities....  (354,391)   (15,829)  (356,445)
                                               =========  =========  =========
Cash flows provided by (used for) financing
 activities:
  Net increase (decrease) in borrowings.......   116,621   (155,545)  (225,967)
  Disposition of reacquired common stock......    22,591     82,710     45,762
  Acquisition of common stock.................  (372,403)  (539,434)   (82,041)
  Cash dividends paid.........................  (111,133)  (114,898)  (114,934)
                                               ---------  ---------  ---------
    Net Cash Used for Financing Activities....  (344,324)  (727,167)  (377,180)
                                               =========  =========  =========
Effect of exchange rate changes on cash and
 equivalents..................................    (1,460)      (592)      (775)
                                               ---------  ---------  ---------
Net (Decrease) Increase in Cash and
 Equivalents from Continuing Operations.......   (64,858)   (10,753)     7,838
                                               ---------  ---------  ---------
Net Increase in Cash from Discontinued
 Operations...................................    40,505     29,165     18,659
                                               ---------  ---------  ---------
Net (Decrease) Increase in Cash and
 Equivalents..................................   (24,353)    18,412     26,497
                                               ---------  ---------  ---------
Cash and Equivalents at Beginning of Year.....    66,226     47,814     21,317
                                               ---------  ---------  ---------
Cash and Equivalents at End of Year........... $  41,873  $  66,226  $  47,814
                                               =========  =========  =========


Changes in operating working capital, net of acquisitions and divestitures:

                                                 1999       1998       1997
                                               ---------  ---------  ---------
Decrease (increase) in assets:
  Receivables--net............................ $ (15,860) $ (27,041) $ 103,077
  Inventories--net............................    (1,814)    18,846     (3,496)
  Prepaid expenses............................     7,664     19,674      5,116
Increase (decrease) in liabilities:
  Accounts payable............................    (7,651)    37,352      6,249
  Accrued compensation........................   (10,274)    30,049     30,347
  Other accrued liabilities...................        20    (10,032)   (23,907)
                                               ---------  ---------  ---------
Net Change in Operating Working Capital....... $ (27,915) $  68,848  $ 117,386
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Thousands of Dollars, Except Share Data

                                                   Reacquired Common       Unearned
                              Common Stock               Stock           Compensation                 Other
                          ---------------------  ----------------------   Restricted   Retained   Comprehensive
                            Shares      Amount     Shares      Amount       Stock      Earnings      Income       Total
                          -----------  --------  -----------  ---------  ------------ ----------  ------------- ----------
Balance at December 31,
 1996...................  150,889,050  $320,962   (5,335,255) $(170,494)   $(5,402)   $1,512,795    $(26,580)   $1,631,281
Net income..............                                                                 130,631                   130,631
Translation adjustments.                                                                             (19,202)      (19,202)
                                                                                                                ----------
Comprehensive income....                                                                                           111,429
Treasury stock
 purchases..............                          (2,293,757)   (82,041)                                           (82,041)
Cash dividends..........                                                                (114,934)                 (114,934)
Common shares issued
 under stock programs                              1,857,792     49,860     (4,012)          (86)                   45,762
                          -----------  --------  -----------  ---------    -------    ----------    --------    ----------
Balance at December 31,
 1997...................  150,889,050  $320,962   (5,771,220) $(202,675)   $(9,414)   $1,528,406    $(45,782)   $1,591,497
Net income..............                                                                 294,580                   294,580
Translation adjustments.                                                                              (9,268)       (9,268)
                                                                                                                ----------
Comprehensive income....                                                                                           285,312
Treasury stock
 purchases..............                         (13,196,393)  (543,743)                                          (543,743)
Cash dividends..........                                                                (114,898)                 (114,898)
Common shares issued
 under stock programs                              2,400,991     78,444      3,296           970                    82,710
Common shares retired...  (10,000,000)  (12,500)  10,000,000    395,924                 (383,424)                      --
                          -----------  --------  -----------  ---------    -------    ----------    --------    ----------
Balance at December 31,
 1998...................  140,889,050  $308,462   (6,566,622) $(272,050)   $(6,118)   $1,325,634    $(55,050)   $1,300,878
Net income..............                                                                 308,314                   308,314
Translation adjustments.                                                                              (8,613)       (8,613)
Minimum pension
 liability adjustment...                                                                                (491)         (491)
                                                                                                                ----------
Comprehensive income....                                                                                           299,210
Treasury stock
 purchases..............                         (11,850,254)  (379,074)                                          (379,074)
Cash dividends..........                                                                (110,078)                 (110,078)
Common shares issued
 under stock programs...                             765,231     29,822       (104)       (2,396)                   27,322
                          -----------  --------  -----------  ---------    -------    ----------    --------    ----------
Balance at December 31,
 1999...................  140,889,050  $308,462  (17,651,645) $(621,302)   $(6,222)   $1,521,474    $(64,154)   $1,138,258
                          ===========  ========  ===========  =========    =======    ==========    ========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

  Basis of Consolidation--The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income (loss) of consolidated subsidiaries ($1 million of expense, $4 million of expense and $6 million of expense in 1999, 1998 and 1997, respectively) are included in other expense in the Consolidated Statements of Income. Intercompany items and transactions are eliminated in consolidation. The company held investments in unconsolidated affiliates of $39 million and $87 million at December 31, 1999 and 1998, respectively.

  Nature of Operations--The company provides a wide variety of print and print-related services and products for specific customers, of which approximately 70% was under contract in 1999. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases the paper and resells it to the customer.

  Cash and Equivalents--The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventories--Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 74% and 78% of the inventories at December 31, 1999 and 1998, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

  Capitalization, Depreciation and Amortization--Property, plant and equipment are stated at cost. Depreciation is computed principally on the straight-line method based on useful lives of 15 to 33 years for buildings and 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls which extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. Goodwill ($212 million and $174 million, net of accumulated amortization, at December 31, 1999 and 1998, respectively) is amortized over periods ranging from 10 to 40 years. Other intangibles represent primarily the cost of acquiring print contracts and volume guarantees and are amortized over the periods in which benefits will be realized.

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

  Comprehensive Income--In 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity.

  Reclassifications--Certain prior-year amounts have been reclassified to conform to the 1999 presentation.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Discontinued Operations

  During 1996, Stream International Holdings, Inc. (SIH), an 80%-owned equity investment of the company, reorganized into three independent businesses:
Stream International, which provides outsource technical support services; Corporate Software & Technology (CS&T), a software distribution business; and Modus Media International (MMI), a global manufacturing and fulfillment business. CS&T and MMI comprised substantially all of the company's investment and net income in SIH.

  On December 15, 1997, SIH's businesses became separate companies and the company's ownership interest in SIH was restructured. The company converted its equity and debt positions in Stream International into 87% of the common stock of that business. Additionally, the company converted its equity and debt positions in CS&T into 86% of the common stock of CS&T and sold its equity and debt positions in MMI for nonvoting preferred stock of MMI.

  In connection with the company's planned disposition of CS&T, the company reported its interest in CS&T as discontinued operations at December 31, 1997. The company's interest in MMI was reported as discontinued operations through December 15, 1997, when its interest was restructured. Thereafter, the company's investment in MMI was classified in other noncurrent assets. The company also recorded a fourth quarter 1997 impairment charge of $100 million ($60 million after-tax) to adjust the carrying costs of CS&T and MMI to their estimated net realizable values. The $60 million after-tax charge was classified as a loss on disposal of discontinued operations in 1997.

  During 1998, the company recorded an $80 million (with no associated tax benefit) impairment charge related to the write-down of goodwill at CS&T. The $80 million charge was classified as a loss from discontinued operations in 1998. The net assets of CS&T were classified as net assets of discontinued operations at December 31, 1998.

  During 1999, the company recorded a pretax loss from discontinued operations of $5 million ($3 million after-tax). In November 1999, the company sold its entire interest in CS&T to the management of CS&T for cash proceeds of approximately $41 million. There was no gain or loss recognized from this transaction in 1999.

  As of December 31, 1999, the company has reclassified the net assets and results of operations of CS&T for 1999 and prior years as a discontinued operation (from businesses held for sale), since the sale of CS&T was finally completed in 1999. During the fourth quarter of 1998, since the company had not sold its investment in CS&T (which was classified as a discontinued operation) within one year, the net assets and results of operations of CS&T were reclassified at that time as businesses held for sale.

  Refer to "Divestitures" footnote below for additional information with respect to MMI and Stream International. Also included in the "Divestitures" footnote is a discussion of the tax impact from the sale of the three Stream-related businesses and investments.

Divestitures

  In October 1999, the company sold its investment in Modus Media International (MMI), which consisted of 9.50% Series Senior Cumulative Preferred shares, for a total of approximately $60 million ($47 million in cash and a $13 million promissory note due no later than October 2002). The promissory note is interest bearing at 9.5% per annum, payable quarterly. The company's investment in MMI was classified in other noncurrent assets at December 31, 1998. The company recognized both a pretax and after-tax gain of $3 million from this transaction.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  In November 1999, the company sold 93% of its investment in the common stock of Stream International to a group led by Bain Capital for approximately $96 million in cash. The company recognized a pretax gain of $40 million and a tax benefit of $35 million (total of $75 million after-tax) from this transaction. The tax benefit in 1999 was recognized because of the company's ability to carry back the capital tax losses generated from the sale of Stream International to years 1996 through 1998.

  The total pretax gain in 1999 from the sales of the company's investments in MMI and Stream International ($43 million) is included in gain on sale of businesses and investments. These sales resulted in an after-tax gain of $78 million ($0.60 per diluted share), prior to a $51 million charge ($0.40 per diluted share) in the fourth quarter of 1999 to record an additional tax provision related to the company's corporate-owned life insurance (COLI) program. Refer to "Income Taxes" on page F-14 for further information.

  As a result of the company's sales in 1999 of CS&T (refer to "Discontinued Operations" on page F-7) and Stream International and the sale of its investment in MMI, the company generated approximately $77 million in refundable income taxes from the carryback of associated capital losses for tax purposes, expected to be received in 2000.

  In 1996, Metromail Corporation (Metromail), the company's previously wholly owned subsidiary and provider of market-oriented consumer information and reference services, completed an initial public offering of shares of its common stock. As a result of the offering, the company's interest in Metromail was reduced to approximately 38%. In March 1998, Metromail entered into a merger agreement with The Great Universal Stores, P.L.C. (GUS), pursuant to which GUS initiated a tender offer for the outstanding shares of Metromail. In April 1998, the company received $297 million in cash, or approximately $238 million after-tax, for its remaining interest in Metromail. The company recognized a pretax gain in 1998 of $146 million ($87 million after-tax) from this transaction.

  Also in 1996, Donnelley Enterprise Solutions Incorporated (DESI), the company's previously wholly owned subsidiary and a single-source provider of integrated information-management services, completed an initial public offering of shares of its common stock. As a result of the offering, the company's interest in DESI was reduced to approximately 43%. In May 1998, DESI entered into a merger agreement with Bowne & Co., Inc. (Bowne), pursuant to which Bowne initiated a tender offer to acquire all outstanding shares of DESI. In July 1998, the company received $45 million in cash, or approximately $36 million after-tax, for its remaining interest in DESI. The company recognized a pretax gain of $23 million ($14 million after-tax) from this transaction.

Acquisitions

  During 1999, the company acquired certain net assets of Cadmus Financial, a financial printer; the Communicolor division of the Standard Register Company, a provider of personalization services and printer of innovative direct-mail campaigns; Hamburg Grafica Editora, a Brazilian book printer; Freight Systems, Inc., a California-based transportation company; and Penton Press, a short-run magazine printing facility. All of these acquisitions have been accounted for as purchases. In 1999, the company also acquired a 30% interest in MultiMedia Live, an Internet Web site design firm, and increased its ownership position in Editorial Lord Cochrane S.A. (Cochrane) to 99% from 78%. In addition, Cochrane also increased its ownership interest in Atlantida Cochrane (Argentina) in 1999 from 50% to 100% through the assumption of its debt. The aggregate cost of these acquisitions and investments in 1999 was $199 million.

   During 1998, the company acquired Ediciones Eclipse S.A. de C.V., a Mexico City-based printer of retail inserts; and a directory-printing plant in St. Petersburg, Florida. Both of these acquisitions have been accounted for as purchases. In 1998, the company also increased its ownership position in Cochrane to 78% from 55% and increased its ownership position in the Polish-American Printing Company to 100% from 51%. The aggregate cost of these acquisitions and investments was $69 million in 1998.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The company also increased its investment in affordable housing by $23 million and $22 million in 1999 and 1998, respectively (refer to "Commitments and Contingencies" on page F-10 for further information).

Subsequent Event

  In February 2000, the company paid approximately $161 million, net of cash acquired, to acquire CTC Distribution Direct (CTC), the largest mailer of business-to-home parcels in the U.S. This acquisition will be accounted for as a purchase.

Restructuring and Impairment Charges

  In December 1997, the company provided for the impairment of assets and restructuring costs related primarily to the elimination of activities that no longer supported the company's strategic focus. These included the impaired development costs of certain manufacturing systems; the sale of Coris, the company's content-management software operation; the closing of a development office in Singapore; and the shutdown of book fulfillment operations in Crawfordsville, Indiana.

  Impairment losses related to the 1997 charges totaled $57 million pretax and were calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair value of an asset is generally determined as the discounted estimate of future cash flows generated by the asset.

  As of December 31, 1998, the company's restructuring programs were substantially complete.

Inventories

  The components of the company's inventories were as follows:

                                                                December 31
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                               In thousands
Raw materials and manufacturing supplies.................... $125,014  $121,490
Work in process.............................................  150,992   150,775
Finished goods..............................................    1,388     1,220
Progress billings...........................................  (39,901)  (42,217)
LIFO reserve................................................  (43,181)  (48,337)
                                                             --------  --------
    Total................................................... $194,312  $182,931
                                                             ========  ========

  The company recognized a LIFO benefit of $5.2 million in 1999 due to declining prices and lower inventories subject to LIFO, which reduced 1999 cost of sales. The company's cost of sales was increased by LIFO provisions of $4.5 million and $0.6 million in 1998 and 1997, respectively. The company uses the external-index method of valuing LIFO inventories.

Property, Plant and Equipment

  The following table summarizes the components of property, plant and equipment (at cost):

                                                                December 31
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                               In thousands
Land...................................................... $   31,779 $   32,336
Buildings.................................................    582,868    617,029
Machinery and equipment...................................  3,918,759  3,719,389
                                                           ---------- ----------
    Total................................................. $4,533,406 $4,368,754
                                                           ========== ==========

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Commitments and Contingencies

  As of December 31, 1999, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $411 million. Of this total, $97 million has been contractually committed. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

  The company has operating lease commitments totaling $251 million extending through various periods to 2009. The lease commitments total $49 million for 2000, range from $28 million to $38 million in each of the years 2001-2004 and total $69 million for years 2005 and thereafter.

  The company also has future annual commitments totaling $11 million to invest in various affordable housing limited partnerships that provide cumulative annual tax benefits and credits in amounts greater than the investments.

  The company is not exposed to significant accounts receivable credit risk, due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

  On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations. On August 10, 1999, the district court judge denied the company's motion for partial summary judgment on the basis of timeliness.

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

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

Retirement Plans

  The company has seven principal retirement plans: the Retirement Benefit Plan of R.R. Donnelley & Sons Company; an unfunded Supplemental Benefit Plan; the Merged Retirement Income Plan for Employees at R.R. Donnelley Printing Company, L.P. and R.R. Donnelley Printing Company; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation Limited Partnership; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation; the Haddon Craftsman, Inc. Retirement Plan; and the R.R. Donnelley UK Pension Plan.

  The company's restated Retirement Benefit Plan (the Plan) is a noncontributory defined benefit plan. Substantially all U.S. employees age 21 or older are covered by the Plan. Normal retirement age is 65, but reduced early retirement benefits are paid to fully vested participants at or after age 55. As required, the company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In conjunction with this method, the company amortizes deferred gains and losses (using the corridor method) and prior service costs over the average remaining service life of its active employee population. In addition, a transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation as of January 1, 1987) is amortized over 19 years. For tax and funding purposes, the entry age normal actuarial cost method is used. Plan assets include primarily government and corporate debt securities, marketable equity securities, commingled funds and group annuity contracts purchased from a life insurance company. In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

  In addition to pension benefits, the company provides certain health care and life insurance benefits for retired employees. Most of the company's regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years of continuous service at retirement. The company funds a portion of the liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in life insurance covering some of the company's employees.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The following represents the obligations and plan assets at fair value for the company's pension and postretirement benefit plans at the respective year-ends:

                                                               Postretirement
                                        Pension Benefits          Benefits
                                      ----------------------  ------------------
                                         1999        1998       1999      1998
                                      ----------  ----------  --------  --------
                                                   In Thousands
Benefit obligation at beginning of
 year................................ $1,239,266  $1,109,098  $240,654  $233,437
Service cost.........................     54,220      42,979     7,742     9,508
Interest cost........................     80,570      76,037    12,067    15,626
Plan participants' contribution......        659         872     1,592     1,848
Amendments...........................     10,638      13,103    (4,223)      --
Actuarial (gain) loss................   (100,892)     52,473     8,565    (1,894)
Acquisitions/plan
 initiations/curtailments............        --        3,008       --        244
Expected benefits paid...............    (51,658)    (58,304)  (14,683)  (18,115)
                                      ----------  ----------  --------  --------
    Benefit obligation at end of
     year............................ $1,232,803  $1,239,266  $251,714  $240,654
                                      ==========  ==========  ========  ========

                                                               Postretirement
                                        Pension Benefits          Benefits
                                      ----------------------  -----------------
                                         1999        1998       1999     1998
                                      ----------  ----------  -------- --------
                                                   In Thousands
Fair value of plan assets at
 beginning of year................... $1,671,693  $1,582,806  $317,586 $262,813
Actual return on plan assets.........     83,776     139,693    13,761   54,773
Acquisition..........................        --        4,099       --       --
Employer contribution................      1,621       2,527       --       --
Plan participants' contributions.....        659         872       --       --
Expected benefits paid...............    (51,658)    (58,304)      --       --
                                      ----------  ----------  -------- --------
    Fair value of plan assets at end
     of year......................... $1,706,091  $1,671,693  $331,347 $317,586
                                      ==========  ==========  ======== ========

  The funded status of the plans reconcile with amounts on the consolidated balance sheet as follows:

                                                             Postretirement
                                       Pension Benefits         Benefits
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
                                                  In Thousands
Funded status........................ $ 473,288  $ 432,427  $ 79,633  $ 76,933
Unrecognized transition obligation...   (64,484)   (75,407)      --        --
Unrecognized net actuarial (gain)
 loss................................  (185,183)  (140,141)  (65,817)  (77,739)
Unrecognized prior service cost......    44,610     37,774   (16,093)  (18,215)
Fourth quarter contribution
 (payment)...........................       956        N/A   (13,092)      N/A
                                      ---------  ---------  --------  --------
    Net amount recognized............ $ 269,187  $ 254,653  $(15,369) $(19,021)
                                      =========  =========  ========  ========


  Amounts recognized in the consolidated statements of financial position consist of:

                                                              Postretirement
                                          Pension Benefits       Benefits
                                          ------------------ ------------------
                                            1999      1998     1999      1998
                                          --------  -------- --------  --------
                                                     In Thousands
Prepaid benefit cost..................... $291,853  $254,653 $    --   $    --
Accrued benefit cost.....................  (29,100)      --   (15,369)  (19,021)
Intangible asset.........................    5,943       --       --        --
Minimum pension liability adjustment.....      491       --       --        --
                                          --------  -------- --------  --------
    Net amount recognized................ $269,187  $254,653 $(15,369) $(19,021)
                                          ========  ======== ========  ========

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The weighted average assumptions used in the actuarial computation that derived the above amounts were as follows:

                                                Pension        Postretirement
                                                Benefits          Benefits
                                             ----------------  ----------------
                                             1999  1998  1997  1999  1998  1997
                                             ----  ----  ----  ----  ----  ----
Discount rate............................... 7.25% 6.75% 7.00% 7.25% 6.75% 7.00%
Expected return on plan assets.............. 9.50% 9.50% 9.50% 9.00% 9.00% 9.00%
Average rate of compensation increase....... 4.00% 4.00% 4.00% 4.00% 4.00% 4.00%

  For measuring other retirement benefits, a 6.6% annual rate of increase in the per-capita cost of covered health care benefits was assumed for 2001 (the trend rate occurring during 2000 to arrive at 2001 levels). The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter.

  The components of the net periodic benefit cost and total income and expense were as follows:

                                 Pension Benefits            Postretirement Benefits
                          --------------------------------  ----------------------------
                             1999       1998       1997       1999      1998      1997
                          ----------  ---------  ---------  --------  --------  --------
                                                In Thousands
Service cost............  $   54,220  $  42,979  $  36,950  $ 10,322  $  9,508  $  8,584
Interest cost...........      80,570     76,037     71,548    16,089    15,626    16,010
Expected return on plan
 assets.................    (141,237)  (130,140)  (117,100)  (23,734)  (20,671)  (18,304)
Amortization of
 transition obligation..     (10,840)   (10,863)   (10,856)      --        --        --
Amortization of prior
 service cost...........       3,541      2,888      2,258    (6,345)   (6,345)   (6,463)
Amortization of
 actuarial loss (gain)..       1,011        227        143        15       --        --
                          ----------  ---------  ---------  --------  --------  --------
    Net periodic benefit
     cost...............  $  (12,735) $ (18,872) $ (17,057) $ (3,653) $ (1,882) $   (173)
Curtailment loss (gain).           6        --      (1,281)      --        244       --
Settlement (income)
 expense................         688        --         683       --        --        --
                          ----------  ---------  ---------  --------  --------  --------
    Total (income)
     expense............  $  (12,041) $ (18,872) $ (17,655) $ (3,653) $ (1,638) $   (173)
                          ==========  =========  =========  ========  ========  ========

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $50 million, $37 million and $8 million, respectively, in 1999, and $150 million, $137 million and $107 million, respectively, in 1998.

  Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects in 1999:

                                                       1% Increase 1% Decrease
                                                       ----------- -----------
                                                            In Thousands
      Effect on total of service and interest cost
       components.....................................   $  170      $  (234)
      Effect on postretirement benefit obligation.....   $1,282      $(1,843)

  Employee 401(k) Savings Plan--The company has maintained a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the company's domestic employees are eligible for this plan. Under provisions for this plan, employees may contribute up to 15% of eligible compensation on a before-tax basis and up to 10% of eligible compensation on an after-tax basis. During 1999, the company introduced a company match. The company matches 50% of a participating employee's first 3% of before-tax contributions. The total expense attributable to the match was $4.9 million in 1999.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Income Taxes

  Cash payments for income taxes were $122 million, $152 million and $60 million in 1999, 1998 and 1997, respectively. The components of income tax expense for the years ending December 31, 1999, 1998 and 1997, were as follows:

                                                         1999     1998    1997
                                                       -------- -------- -------
                                                             In Thousands
Federal
  Current............................................. $102,086 $139,180 $66,609
  Deferred............................................   56,610   35,222  14,725
State.................................................   36,318   40,323  15,906
                                                       -------- -------- -------
    Total............................................. $195,014 $214,725 $97,240
                                                       ======== ======== =======

  The significant deferred tax assets and liabilities were as follows:

                                                                 December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                In Thousands
Deferred tax liabilities:
  Accelerated depreciation................................... $171,086 $181,589
  Investments................................................   45,081   71,653
  Pensions...................................................  108,464  102,600
  Other......................................................   52,766   60,195
                                                              -------- --------
    Total deferred tax liabilities...........................  377,397  416,037
                                                              -------- --------
Deferred tax assets:
  Postretirement benefits....................................    6,563    8,122
  Accrued liabilities........................................   69,765   82,391
  Net operating loss and other tax carryforwards.............   23,949   18,683
  Investments................................................    9,981   78,249
  Other......................................................   52,427   31,158
                                                              -------- --------
    Total deferred tax assets................................  162,685  218,603
Valuation allowance..........................................   23,966   44,949
                                                              -------- --------
Net deferred tax liabilities................................. $238,678 $242,383
                                                              ======== ========

  The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the $34 million of tax benefit that resulted from the COLI interest deductions claimed by the company in its 1990 to 1992 tax returns. The company has challenged this position in a formal protest filed with the IRS Appeals division.

  On October 19, 1999, in a case involving a different corporate taxpayer, the U.S. Tax Court disallowed deductions for loans against that taxpayer's COLI program. Litigation involving other taxpayers also is pending in other courts. Should the position of the U.S. Tax Court be upheld and applied to others, the company could lose an additional maximum of $152 million in tax benefits for periods from 1993 through 1998. In addition, should all or a portion of the company's COLI deductions ultimately be disallowed, the company would be liable for interest on those amounts. The company's maximum exposure for interest should all prior COLI deductions be disallowed is approximately $51 million after-tax through December 31, 1999.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The company believes that its circumstances differ from those involved in the recent Tax Court decision. During the fourth quarter of 1999, however, the company recorded an additional tax provision of $51 million ($0.40 per diluted share) related to COLI. The company will continue to examine its position with respect to the Tax Court opinion and resolution of other pending cases. The ultimate resolution of these issues may have a material impact on the company's results of operations and financial condition.

  Also during the fourth quarter of 1999, the company recognized a tax benefit of $35 million related to the sale of Stream International (refer to "Divestitures" on page F-7 for additional information).

  The following table outlines the reconciliation of differences between the U.S. statutory tax rates and the rates used by the company in determining net income:

                                                              1999  1998  1997
                                                              ----  ----  ----
Federal statutory rate....................................... 35.0% 35.0% 35.0%
Sale of Stream International................................. (7.1)  --    --
Foreign tax rates over (under) U.S. statutory rate...........  0.6   --   (1.6)
State and local income taxes, net of U.S. federal income tax
 benefit.....................................................  4.7   4.4   3.4
Goodwill amortization........................................  0.2   0.2   0.2
Expense (benefit) resulting from corporate-owned life
 insurance programs.......................................... 10.9  (1.3) (4.4)
Affordable housing investment credits........................ (4.0) (3.4) (6.5)
Change in valuation allowance................................ (2.1) (0.1)  1.8
Other........................................................  0.3   1.6   4.1
                                                              ----  ----  ----
    Total.................................................... 38.5% 36.4% 32.0%
                                                              ====  ====  ====

Debt Financing and Interest Expense

  The company's debt consisted of the following:

                                                               December 31
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                              In Thousands
Commercial paper and extendable commercial notes......... $  141,521 $  121,500
Medium-term notes due 2000-2005 at a weighted average
 interest rate of 6.58%..................................    266,000    370,000
9.125% debentures due December 1, 2000...................    199,934    199,862
8.875% debentures due April 15, 2021.....................     80,814     80,807
6.625% debentures due April 15, 2029.....................    198,886        --
8.820% debentures due April 15, 2031.....................     68,902     68,898
7.000% notes due January 1, 2003.........................    109,882    109,843
Other....................................................    102,114    108,068
                                                          ---------- ----------
    Total................................................ $1,168,053 $1,058,978
                                                          ========== ==========

  Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the book value of the company's debt exceeded its fair value at December 31, 1999, by approximately $18 million. The company's notes and debentures are not actively traded and all but $200 million cannot be called, with the remainder callable by the company at a premium.

  At December 31, 1999, the company had available credit facilities of $400 million with a group of domestic and foreign banks, of which $200 million expires October 14, 2000. The remaining $200 million is a five-year facility that expires December 10, 2003. The credit arrangements provide support for the issuance of commercial

                R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES paper and other credit needs. As of December 31, 1999, there has been no borrowing under these credit facilities. The company pays an annual commitment fee on the total unused credit facilities of 0.06% for the 364-day facility and 0.08% for the five-year facility.

  In 1999, the company changed its classification of short-term debt to represent maturities within one year and restated the prior year to conform to the current year presentation. Previously, commercial paper and certain short-term debt were classified as long-term to the extent the company had the ability and intent to maintain such debt on a long-term basis.

  The weighted average interest rate on all commercial paper and extendable commercial notes outstanding during 1999 was 5.12% (5.25% at December 31, 1999). Annual maturities of long-term debt (excluding commercial paper and short-term debt) are as follows: 2001--$12 million, 2002--$81 million, 2003-- $134 million, 2004--$4 million, and $517 million thereafter.
  The following table summarizes interest expense included in the Consolidated Statements of Income:

                                                     1999     1998      1997
                                                    -------  -------  --------
                                                          In Thousands
Interest incurred.................................. $95,176  $83,162  $100,724
Amount capitalized as property, plant and
 equipment.........................................  (7,012)  (4,996)   (9,959)
                                                    -------  -------  --------
    Total.......................................... $88,164  $78,166  $ 90,765
                                                    =======  =======  ========

  Interest paid, net of capitalized interest, was $86 million, $79 million and $90 million in 1999, 1998 and 1997, respectively.

Earnings per Share

  In accordance with SFAS No. 128, Earnings per Share, the company has computed basic and diluted earnings per share (EPS), using the treasury stock method.

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                   In Thousands, Except Per-
                                                           Share Data
Average shares outstanding.......................   128,872   139,624   145,929
Effect of dilutive securities--options...........       694     2,241     1,579
                                                   --------  --------  --------
Average shares outstanding, adjusted for dilutive
 effects.........................................   129,566   141,865   147,508
                                                   ========  ========  ========
Income from continuing operations................  $311,515  $374,647  $206,525
  Basic EPS......................................  $   2.41  $   2.68  $   1.42
  Diluted EPS....................................      2.40      2.64      1.40
                                                   ========  ========  ========
Loss from discontinued operations................  $ (3,201) $(80,067) $(15,894)
Loss on disposal of discontinued operations......  $    --   $    --   $(60,000)
  Basic EPS......................................  $  (0.02) $  (0.57) $  (0.52)
  Diluted EPS....................................     (0.02)    (0.56)    (0.51)
                                                   ========  ========  ========
Net income.......................................  $308,314  $294,580  $130,631
  Basic EPS......................................  $   2.39  $   2.11  $   0.90
  Diluted EPS....................................      2.38      2.08      0.89
                                                   ========  ========  ========

Stock and Incentive Programs for Employees

  Restricted Stock Awards--At December 31, 1999 and 1998, respectively, the company had outstanding 424,000 and 400,000 restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for one to five years from the grant date. Dividends on the restricted shares are paid currently to the recipients and, accordingly, the restricted shares are treated as outstanding shares. The expense of the grant is recognized evenly over the vesting period.

  The value of the restricted stock awards was $11 million and $18 million based upon the closing price of the company's stock at each year-end ($24.81 and $43.81 at December 31, 1999 and 1998, respectively). During 1999, a total of 89,000 shares of restricted stock were issued with a grant date fair value of $3 million. Charges to expense for this stock plan were $3 million, $4 million and $5 million in 1999, 1998 and 1997, respectively.

  Stock Purchase Plan--Prior to 1999, the company had a stock purchase plan for selected managers and key staff employees. Under the plan, the company was required to contribute an amount equal to 70% of participants' contributions, of which 50% was applied to the purchase of stock and 20% was paid in cash. The amount charged to expense for this plan was $9 million in 1998. In 1997, the company failed to meet performance targets required under the plan, and no expenses were incurred.

  Incentive Compensation Plans--In 1998, the company implemented a new management incentive plan designed to provide incentive compensation to executive officers that is closely tied to the creation of value for company shareholders. Awards under the new plan have been based largely on the achievement of Economic Value Added (EVA) improvement targets, along with earnings-per-share objectives and other individual and strategic targets. The new plan combines aspects of both an annual and long-term plan by adding a "banking" feature, in which a portion of the amount earned in the year is paid out to participants and a portion is deferred for payout in subsequent years. The company has accrued for both the portion currently payable and the deferred component. Prior to 1998, the company had both an annual incentive plan and a long-term incentive plan for its executive officers. The company's incentive compensation plans for other officers, managers and supervisors are based primarily on annual improvements in EVA.

  Stock Options--The company had two authorized stock incentive plans that expired in 1999. Under these plans, there were 3.2 million shares and 2.1 million shares, respectively, that were authorized but not granted as of the respective plan expiration dates of January 24, 1999, and December 31, 1999. None of these authorized but ungranted shares may be awarded after the respective plan expiration dates. Options granted prior to plan expiration remain outstanding subject to the terms of the awards. Options under these plans vest from one to nine and one-half years after date of grant and may be exercised, once vested, up to 10 years from the date of grant. The company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the company's net income from continuing operations and respective earnings per share would have been reduced to the following pro forma amounts:

                                                       1999     1998     1997
                                                     -------- -------- --------
                                                     In Thousands, Except Per-
                                                             Share Data
Income from continuing operations:
  As reported....................................... $311,515 $374,647 $206,525
  Pro forma.........................................  297,131  358,991  191,331
Basic earnings per share:
  As reported....................................... $   2.41 $   2.68 $   1.42
  Pro forma.........................................     2.31     2.57     1.31
Diluted earnings per share:
  As reported....................................... $   2.40 $   2.64 $   1.40
  Pro forma.........................................     2.29     2.53     1.30

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The fair value of each option granted during the year is estimated on the date of grant using the Black Scholes option-pricing model with the following range of assumptions:

                                                     1999      1998      1997
                                                   --------  --------  --------
Dividend yield....................................     2.66%     1.98%     2.24%
Expected volatility...............................    34.13%    26.51%    25.10%
Risk-free interest rate...........................     5.85%     5.28%     6.32%
Expected life..................................... 10 Years  10 Years  10 Years

  A summary of the status of the company's option activity is presented below:

                                 1999                 1998                 1997
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                           Shares    Exercise   Shares    Exercise   Shares    Exercise
                         (Thousands)  Price   (Thousands)  Price   (Thousands)  Price
                         ----------- -------- ----------- -------- ----------- --------
Options outstanding at
 beginning of year......   12,398     $34.80    13,958     $33.04    14,916     $31.68
Options granted.........    1,863      34.23     1,627      41.81     1,485      40.28
Options exercised.......     (257)     26.18    (2,387)     29.77    (1,535)     25.25
Options forfeited.......     (572)     38.29      (800)     33.47      (908)     35.60
                           ------     ------    ------     ------    ------     ------
Options outstanding at
 end of year............   13,432     $34.73    12,398     $34.80    13,958     $33.05
                           ======     ======    ======     ======    ======     ======
Options exercisable at
 end of year............    8,980     $33.10     7,344     $31.93     6,397     $28.57
                           ======     ======    ======     ======    ======     ======
Weighted average fair
 value of options
 granted with:
  Exercise price equal
   to stock price on
   grant date...........              $13.21               $15.01               $11.20
  Exercise price
   exceeding stock price
   on grant date........                 N/A                  N/A               $ 8.10

  The following summarizes information about stock options outstanding at December 31, 1999:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                         Average   Weighted             Weighted
                                        Remaining  Average              Average
                             Shares    Contractual Exercise   Shares    Exercise
                           (Thousands)    Life      Price   (Thousands)  Price
                           ----------- ----------- -------- ----------- --------
$19.63-$38.06.............   10,530       5.83      $31.88     7,854     $31.53
$38.07-$76.96.............    2,902       7.51      $45.07     1,126     $44.09
                             ------       ----      ------     -----     ------
$19.63-$76.96.............   13,432       6.19      $34.73     8,980     $33.10
                             ======       ====      ======     =====     ======

  Other Information--Under the stock programs, authorized unissued shares or treasury shares may be used. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

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

Industry Segment Information

  The company operates exclusively in the commercial printing industry. Substantially all revenues result from the sale of printed products to customers in the following end-markets: Book Publishing Services, Financial Services, Magazine Publishing Services, Merchandise Media and Telecommunications. The company's management has aggregated its commercial print businesses as one reportable segment because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used. The company's investment in discontinued operations has been disclosed as a separate reportable segment, as the revenues generated from these businesses are unrelated to the commercial printing industry (refer to the "Discontinued Operations" footnote on page F-7 for additional information).

                R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

  The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company's chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the "Summary of Significant Accounting Policies" (page F-6).

                         Commercial Discontinued                         Consolidated
                           Print    Operations(1) Corporate(2) Other(3)     Total
                         ---------- ------------- ------------ --------  ------------
                                                    In Thousands
1999
Sales................... $4,971,021    $   --      $     --    $212,387   $5,183,408
Restructuring and
 impairment charges.....        --         --            --         --           --
Earnings from
 operations.............    518,848        --          4,593      6,986      530,427
Earnings (loss) from
 continuing operations
 before income taxes....    537,595        --        (37,189)     6,123      506,529
Assets..................  3,179,418        --        674,046        --     3,853,464
Depreciation and
 amortization...........    339,975        --         19,288     15,119      374,382
Capital expenditures....    209,120        --         56,346     10,360      275,826
1998
Sales................... $4,804,824    $   --      $     --    $213,612   $5,018,436
Restructuring and
 impairment charges.....        --         --            --         --           --
Earnings (loss) from
 operations.............    488,126        --          1,965     (1,673)     488,418
Earnings (loss) from
 continuing operations
 before income taxes....    508,390        --         82,343     (1,361)     589,372
Assets..................  3,055,084     45,476       606,471     91,086    3,798,117
Depreciation and
 amortization...........    342,318        --         16,507     17,246      376,071
Capital expenditures....    169,748        --         38,916     16,558      225,222
1997
Sales................... $4,706,098        --      $     --    $186,846   $4,892,944
Restructuring and
 impairment charges.....     56,979        --         13,723        --        70,702
Earnings from
 operations.............    339,723        --         21,729      7,336      368,788
Earnings (loss) from
 continuing operations
 before income taxes....    366,631        --        (69,162)     6,296      303,765
Assets..................  3,120,615    154,707       771,695     87,149    4,134,166
Depreciation and
 amortization...........    336,176        --         20,526     14,409      371,111
Capital expenditures....    309,390        --         31,359     19,446      360,195

--------
1  Refer to "Discontinued Operations" footnote (page F-7).

2 Corporate earnings consist primarily of the following unallocated items: net earnings of benefit plans (excluding service costs) of $83 million, $84 million and $70 million in 1999, 1998 and 1997, respectively, which were offset by general corporate, management and information technology costs. In addition to earnings from operations, corporate earnings before income taxes include: 1999 net interest expense of $80 million and gains on the sale of businesses and investments of $43 million; 1998 net interest expense of $79 million and gains on the sale of the company's remaining interests in two former subsidiaries of $169 million; and 1997 net interest expense of $90 million and gains on the sale of assets of $14 million.

Corporate assets consist primarily of the following unallocated items at December 31: 1999--benefit plan assets of $298 million, investments in affordable housing of $139 million, fixed assets of $95 million and refundable income taxes of $77 million; 1998--benefit plan assets of $285 million, investments in affordable housing of $120 million and fixed assets of $118 million; and 1997--benefit plan assets of $288 million, the investment in Metromail of $145 million, investments in affordable housing of $102 million and fixed assets of $90 million.

3  Represents other operating segments of the company.

                 R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

Geographic Area Information

                                              Domestic  International  Combined
                                             ---------- ------------- ----------
                                                        In Thousands
1999
Sales....................................... $4,600,986   $582,422    $5,183,408
Long-lived assets(1)........................  2,310,581    313,033     2,623,614
1998
Sales.......................................  4,517,882    500,554     5,018,436
Long-lived assets(1)........................  2,362,042    280,784     2,642,826
1997
Sales.......................................  4,436,620    456,324     4,892,944
Long-lived assets(1)........................  2,735,464    252,131     2,987,595

--------
(1) Includes net property, plant and equipment, goodwill and other intangibles, net assets of discontinued operations and other noncurrent assets.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP
Chicago, Illinois
January 27, 2000
(except with respect to the matter
discussed in the subsequent event
footnote, as to which the date is
February 7, 2000)

               UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND
                         SUMMARY AND FINANCIAL SUMMARY

                      In Thousands, Except Per-Share Data

                                         Year Ended December 31
                         --------------------------------------------------------------------------
                           First           Second          Third           Fourth
                          Quarter         Quarter         Quarter         Quarter        Full Year
                         ----------      ----------      ----------      ----------      ----------
1999
Net sales............... $1,179,816      $1,195,170      $1,340,143      $1,468,279      $5,183,408
Gross profit............    242,936         259,250         321,655         335,166       1,159,007
Income from continuing
 operations.............     45,800          53,674          85,587         126,454         311,515
Loss from discontinued
 operations, net of
 income taxes...........     (1,820)         (1,187)            --             (194)         (3,201)
Net income..............     43,980          52,487          85,587         126,260         308,314
Net income per diluted
 share..................       0.33            0.40            0.67            1.01            2.38
Stock market high.......        43 13/16        37 15/16        36 15/16        30 1/4          43 13/16
Stock market low........        32 1/8          31 3/8          27 3/4          22 13/16        22 13/16
Stock market closing
 price..................        32 3/16         37 1/16         28 7/8          24 13/16        24 13/16

1998
Net sales............... $1,173,598      $1,155,963      $1,274,479      $1,414,396      $5,018,436
Gross profit............    218,059         240,748         294,020         305,370       1,058,197
Income from continuing
 operations.............     44,206         138,804          99,244          92,393         374,647
Loss from discontinued
 operations, net of
 income taxes...........        --          (80,067)            --              --          (80,067)
Net income..............     44,206          58,737          99,244          92,393         294,580
Net income per diluted
 share..................       0.30            0.41            0.71            0.67            2.08
Stock market high.......        42 1/8          46 1/4          47 3/4          44 11/16        47 3/4
Stock market low........        35 1/8          42 1/16         34 13/16         34              34
Stock market closing
 price..................        41 1/16         45 3/4          35 3/16         43 13/16        43 13/16

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

                                              1999   1998   1997   1996   1995
                                             ------ ------ ------ ------ ------
Quarterly rate per common share*............ $0.215 $0.205 $0.195 $0.185 $0.170
Yearly rate per common share................  0.86   0.82   0.78   0.74   0.68

--------
* Averages (1999--$0.21 first two quarters and $0.22 last two quarters; 1998--$0.20 first two quarters and $0.21 last two quarters; 1997--$0.19 first two quarters and $0.20 last two quarters; 1996--$0.18 first two quarters and $0.19 last two quarters; 1995--$0.16 first two quarters and $0.18 last two quarters).

Financial Summary

                            1999        1998        1997        1996        1995
                         ----------  ----------  ----------  ----------  ----------
                                  In Thousands, Except Per-Share Data
Net sales............... $5,183,408  $5,018,436  $4,892,944  $5,063,821  $5,080,775
Income (loss) from
 continuing operations..    311,515     374,647     206,525     (71,483)    275,952
Loss on disposal of
 discontinued
 operations.............        --          --      (60,000)        --          --
(Loss) income from
 discontinued
 operations.............     (3,201)    (80,067)    (15,894)    (86,142)     22,841
Net income (loss)**.....    308,314     294,580     130,631    (157,625)    298,793
Per diluted common
 share**................       2.38        2.08        0.89       (1.04)       1.92
Total assets............  3,853,464   3,798,117   4,134,166   4,443,828   5,030,680
Noncurrent liabilities..  1,511,743   1,447,852   1,730,047   2,044,818   2,012,635

--------
** Net income (loss) includes the following one-time items: 1999 gains on the sale of businesses and investments ($27 million after-tax, or $0.20 per diluted share); 1998 gains on the sale of the company's remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share); 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share); 1996 restructuring and impairment charges of $442 million ($374 million after taxes and minority interest, or $2.45 per diluted share), and gains on partial divestiture of subsidiaries of $80 million ($48 million after-tax, or $0.31 per diluted share).

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
R.R. Donnelley & Sons Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 27, 2000 (except with respect to the matter discussed in the subsequent event footnote, as to which the date is February 7, 2000). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements and financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
January 27, 2000
(except with respect to the
matter discussed in the
subsequent event footnote,
as to which the date is
February 7, 2000)

                                  SCHEDULE II

Valuation and Qualifying Accounts

  Transactions affecting the allowances for doubtful accounts during the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                     1999      1998     1997
                                                   --------  --------  -------
                                                     Thousands of dollars
      Allowance for trade receivable losses:
       Balance, beginning of year................. $ 14,279  $ 16,259  $14,205
       Balance, companies (sold) acquired during
        year......................................    1,768       --       --
       Provisions charged to income...............   11,259    12,551   10,676
                                                   --------  --------  -------
                                                     27,306    28,810   24,881
       Uncollectible accounts written off, net of
        recoveries................................  (11,845)  (14,531)  (8,622)
                                                   --------  --------  -------
       Balance, end of year....................... $ 15,461  $ 14,279  $16,259
                                                   ========  ========  =======

INDEX TO EXHIBITS*

                                  Description                        Exhibit No.
                                  -------                              --------
    Restated Certificate of Incorporation(1).......................      3(1)

    By-Laws........................................................      3(ii)(a)

    Amendment to By-Laws adopted January 27, 2000 .................      3(ii)(b)

    Form of Rights Agreement, dated as of April 25, 1996 between
     R.R. Donnelley & Sons Company and First Chicago Trust Company
     of New York(2)................................................      4(a)

    Instruments Defining the Rights of Security Holders(3).........      4(b)

    Indenture dated as of November 1, 1990 between the Company and
     Citibank, N.A. as Trustee(4)..................................      4(c)

    Five-Year Credit Agreement dated December 11, 1998 among R.R.
     Donnelley & Sons Company, the Banks named therein and The
     First National Bank of Chicago, as Administrative Agent(5)....      4(d)

    364-Day Credit Agreement dated October 14, 1999 among R.R.
     Donnelley & Sons Company, the Banks named therein and The
     First National Bank of Chicago, as Administrative Agent.......      4(e)

    Donnelley Deferred Compensation and Voluntary Savings Plan(6)..      4(f)

    Amendment to Donnelley Deferred Compensation and Voluntary
     Savings Plan adopted June 30, 1999............................      4(g)

    Retirement Policy for Directors, as amended**..................     10(a)

    Directors' Deferred Compensation Agreement, as amended(7)**....     10(b)

    Donnelley Shares Stock Option Plan, as amended(8)..............     10(c)

    1993 Stock Ownership Plan for Non-Employee Directors, as            10(d)
    amended(9)**...................................................

    Senior Management Annual Incentive Plan, as amended(7)**.......     10(e)

    Form of Severance Agreement for Senior Officers, as amended**..     10(f)

    1986 Stock Incentive Plan, as amended(9)**.....................     10(g)

    1991 Stock Incentive Plan, as amended(9)**.....................     10(h)

    1995 Stock Incentive Plan, as amended(7)**.....................     10(i)

    Forms of option agreement with certain executive officers and
     directors, as amended(10)**...................................     10(j)

    Form of option agreement with non-employee directors, as
     amended(7)**..................................................     10(k)

    Unfunded Supplemental Benefit Plan(4)**........................     10(l)

    Amendment to Unfunded Supplemental Benefit Plan adopted on
     April 25, 1991(11)**..........................................     10(m)

    Employment Agreement between R.R. Donnelley & Sons Company and
     William L. Davis(12)**........................................     10(n)

    Premium-Priced Option Agreement between R.R. Donnelley & Sons
     Company and William L. Davis(12)**............................     10(o)

    Employment Agreement between R.R. Donnelley & Sons Company and
     Cheryl A. Francis(7)**........................................     10(p)

    Computation of Ratio of Earnings to Fixed Charges..............     12

    Subsidiaries of R.R. Donnelley & Sons Company..................     21

    Consent of Independent Public Accountants dated March 30,           23
     2000..........................................................

    Financial Data Schedule........................................     27

--------
    *Filed with the Securities and Exchange Commission. Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
    **Management contract or compensatory plan or arrangement.

    (1) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 3, 1996, and incorporated herein by reference.

    (2) Filed as Exhibit to Form 8-A filed on June 5, 1996, and incorporated herein by reference.

    (3) Instruments, other than that described in 4(c) and 4(d), defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

    (4) Filed as Exhibit with Form SE filed on March 26, 1992, and incorporated herein by reference.

    (5) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999 and incorporated herein by reference.

    (6) Filed as Exhibit to Form S-8, filed on June 18, 1999 and incorporated herein by reference.

    (7) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed on November 12, 1998, and incorporated herein by reference.

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