Form 10-Q
period 2000-03-31
DONNELLEY R R & SONS CO
filed 2000-05-12
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

✓
Yes

No

Number of shares of common stock outstanding
as of April 30, 2000
121,906,718

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Index	Page Number(s)
Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2000 and 1999	3

Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Comparison of First Quarter 2000 to First Quarter 1999	10 - 14

Changes in Financial Condition	14 - 15

Year 2000 and System Infrastructure	15

Other Information	15 - 18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	20
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars, Except Per-Share Data)

	Three Months Ended March 31
	2000	1999
Net sales	$1,342,970	$ 1,231,404
Cost of sales	1,101,947	988,468

Gross profit	241,023	242,936
Selling and administrative expenses	145,882	151,361

Earnings from operations	95,141	91,575
Other income (expense):
Interest expense	(22,141)	(19,896)
Other, net	2,937	2,792

Earnings from continuing operations before income taxes	75,937	74,471
Income taxes	29,236	28,671

Income from continuing operations	46,701	45,800
Loss from discontinued operations, net of income taxes	—	(1,820)

Net income	$ 46,701	$ 43,980

Income from continuing operations per share of common stock
Basic	$ 0.38	$ 0.34
Diluted	0.38	0.34
Loss from discontinued operations per share of common stock
Basic	$ —	$ (0.01)
Diluted	—	(0.01)
Net income per share of common stock
Basic	$ 0.38	$ 0.33
Diluted	0.38	0.33

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2000 and December 31, 1999
(Thousands of dollars, except share data)

ASSETS
	2000	1999
Cash and equivalents	$ 48,270	$ 41,873
Receivables, less allowance for doubtful accounts of $16,844 in 2000 and $15,461 in 1999	842,854	865,305
Inventories	211,229	194,312
Prepaid expenses	113,784	51,781
Refundable income taxes	76,579	76,579

Total current assets	1,292,716	1,229,850

Net property, plant and equipment, at cost, less accumulated depreciation of $2,883,536 in 2000 and $2,822,737 in 1999	1,706,141	1,710,669
Goodwill and other intangibles, net of accumulated amortization of $229,293 in 2000 and $217,616 in 1999	555,637	397,983
Other noncurrent assets	558,165	514,962

Total assets	4,112,659	$3,853,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$ 326,239	$ 334,389
Accrued compensation	144,962	175,590
Short-term debt	674,835	419,555
Current and deferred income taxes	20,412	10,894
Other accrued liabilities	308,454	263,035

Total current liabilities	1,474,902	1,203,463

Long-term debt	752,231	748,498
Deferred income taxes	250,284	252,884
Other noncurrent liabilities	519,595	510,361

Total noncurrent liabilities	1,522,110	1,511,743

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2000 and 1999	308,462	308,462
Retained earnings	1,510,896	1,521,474
Accumulated other comprehensive income	(59,181)	(64,154)
Unearned compensation	(8,991)	(6,222)
Reacquired common stock, at cost	(635,539)	(621,302)

Total shareholders’ equity	1,115,647	1,138,258

Total liabilities and shareholders’ equity	$4,112,659	$3,853,464

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31
(Thousands of dollars)

	2000	1999
Cash flows provided by (used for) operating activities:
Net income	$ 46,701	$ 43,980
Loss from discontinued operations, net of tax	—	1,820
Depreciation	80,509	79,328
Amortization	14,378	12,234
Gain on sale of assets	(4,976)	(2,985)
Net change in operating working capital	(85,287)	(43,771)
Net change in other assets and liabilities	8,074	18,459
Other	(3,552)	1,862

Net Cash Provided by Operating Activities	55,847	110,927

Cash flows provided by (used for) investing activities:
Capital expenditures	(56,101)	(64,393)
Other investments including acquisitions, net of cash acquired	(207,343)	(52,465)
Dispositions of assets	5,222	—

Net Cash Used For Investing Activities	(258,222)	(116,858)

Cash flows provided by (used for) financing activities:
Net increase in borrowings	256,042	166,450
Issuances of common stock	860	1,464
Acquisition of common stock	(21,361)	(123,559)
Cash dividends paid	(26,926)	(28,017)

Net Cash Provided by Financing Activities	208,615	16,338

Effect of exchange rate changes on cash and equivalents	157	(1,635)

Net Increase in Cash and Equivalents	6,397	8,772
Cash and Equivalents at Beginning of Period	41,873	66,226

Cash and Equivalents at End of Period	$ 48,270	$ 74,998

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        NOTE 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 1999 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company’s 1999 Annual Report on Form 10-K.

        The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications.

        NOTE 2. Components of the company’s inventories at March 31, 2000, and December 31, 1999, were as follows:

	(Thousands of Dollars)
	2000	1999
Raw materials and manufacturing supplies	$122,108	$125,014
Work in process	176,386	150,992
Finished goods	1,813	1,388
Progress billings	(43,848)	(39,901)
LIFO reserve	(45,230)	(43,181)

Total	$211,229	$194,312

NOTE 3. The following provides supplemental cash flow information:
	(Thousands of Dollars)
	Three Months Ended March 31
	2000	1999
Interest paid	$ 8,077	$ 5,693
Income taxes paid	$ 16,367	$ 10,508

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

        In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S. EPA) issued a Notice of Violation against the company, pursuant to Section 113 of the Clean Air Act (the Act). The notice alleges that the company’s facility in Willard, Ohio, violated the Act and Ohio’s State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against the company. The company responded to U.S. EPA on March 10, 2000. The company does not believe that any unfavorable result of this proceeding will have a material impact on the company’s financial position or results of operations.

        In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

        NOTE 5. The company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income in 1998. This statement reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which impact shareholders’ equity. For the company, the only difference between net income and comprehensive income was the effect of the change in unrealized foreign currency translation gains (losses) as follows:

	(Thousands of Dollars)
	Three Months Ended March 31
	2000	1999
Net income	$46,701	$43,980
Unrealized foreign currency gain (loss)	4,973	(7,288)

Comprehensive income	51,674	36,692

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        NOTE 6. The company operates primarily within the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Substantially all revenues within commercial printing result from the sale of printed products and services to customers in the following end-markets: Long-Run Magazines, Catalogs and Inserts; Book Publishing Services; Financial Services; Telecommunications; Short-Run Magazines and Catalogs (served by our Specialized Publishing Services operation); and International, which provides similar products and services. The company’s Premedia services, which include capturing content, converting it to the appropriate format and channeling it to multiple communications media, are included within the reportable segment “Commercial Print”.

        R.R. Donnelley Logistics Services (Donnelley Logistics) represents the company’s logistics and distribution services operation for its print customers and other mailers. Donnelley Logistics serves its customers by consolidating and delivering printed product and parcels to the U.S. Postal Service closer to the final destination, thereby resulting in reduced postage costs and improved delivery performance. Following the company’s acquisition of certain net assets of CTC Distribution Services LLC (CTC) in February 2000, the combined operations of Donnelley Logistics and CTC are now included within the reportable segment “Logistics Services” for the quarter ended March 31, 2000. Prior year amounts have also been restated to reflect the current year presentation. Refer to Note 8 for additional information regarding the acquisition of CTC.

        In connection with the acquisition of CTC, the company has changed its presentation of reported operating results for Donnelley Logistics. Previously, net sales of Donnelley Logistics were classified net of transportation costs. For the quarter ended March 31, 2000, the company reported net sales for Logistics Services on a gross basis, without deducting transportation costs. Cost of sales for Logistics Services now includes the cost of transportation. The effect of this change for the quarter ended March 31, 1999, was to increase both net sales and cost of sales by $52 million; there was no impact on gross profit or earnings (loss) from operations.

        Since the date of acquisition, Logistics Services’ operating results include net sales from CTC of $65 million and a loss from operations (and loss from continuing operations before income taxes) of $2.3 million.

        The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Summary of Significant Accounting Policies” (F-6 in the 1999 Annual Report on Form 10-K).
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segment Information

In Thousands	Commercial Print	Logistics Services	Other (1)	Corporate	Discontinued Operations (2)	Consolidated Total
First Quarter Ended March 31, 2000
Net sales	$1,188,675	$149,251	$ 5,044	$ —	$ —	$1,342,970
Earnings (loss) from operations	94,539	(606)	(3,884)	5,092	—	95,141
Earnings (loss) from continuing operations before income taxes	99,287	(648)	(3,838)	(18,864)	—	75,937
Assets	3,087,910	238,888	14,454	771,407	—	4,112,659

First Quarter Ended March 31, 1999
Net sales	$1,107,891	$ 62,095	$61,418	$ —	$ —	$1,231,404
Earnings (loss) from operations	93,605	1,480	(305)	(3,205)	—	91,575
Earnings (loss) from continuing operations before income taxes	93,617	1,480	(681)	(19,945)	—	74,471
Assets	2,963,134	36,408	96,950	686,985	42,517	3,825,994

(1)
Represents other operating segments of the company, including Online Services which assists customers in the delivery of content and commerce online. First quarter 1999 also includes the results of operations and assets of Stream International (refer to “Divestitures” in Item 2).

(2)	Refer to discussion of “Discontinued Operations” in Item 2 which describes the separate presentation of the net assets and results of operations of discontinued operations.

        NOTE 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the $34 million of tax benefit that result from the COLI interest deductions claimed by the company in its 1990 to 1992 tax returns. The company has challenged this position in a formal protest filed with the IRS Appeals division.

        On October 19, 1999, in a case involving a different corporate taxpayer, the U.S. Tax Court disallowed deductions for loans against that taxpayer’s COLI program. Litigation involving other taxpayers also is pending in other courts. Should the position of the U.S. Tax Court be upheld and applied to others, the company could lose an additional maximum of $152 million in tax benefits for periods from 1993 through 1998. In addition, should all or a portion of the company’s COLI deductions ultimately be disallowed, the company would be liable for interest on those amounts. The company’s maximum exposure for interest should all prior COLI deductions be disallowed is approximately $55 million after-tax through March 31, 2000.

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

        NOTE 8. On February 7, 2000, the company acquired certain net assets of CTC, the largest mailer of business-to-home parcels in the U.S., for approximately $160 million net of cash acquired. CTC, based in Minneapolis, Minnesota, has 18 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at date of acquisition, pending final determination of acquired balances. Goodwill from this transaction of approximately $150 million (based upon the preliminary purchase price allocation) is being amortized over a 20 year period.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of First Quarter 2000 to First Quarter 1999

About the Company

        R.R. Donnelley & Sons Company is a premier provider of commercial printing, information services and logistics. We help our customers communicate more efficiently and effectively as they use words and images to inform, educate, entertain and sell. In each of our businesses, we use our distinctive capabilities to manage and distribute words and images in ways that provide the greatest value to every customer. Our common stock (NYSE: DNY) has been publicly traded since 1956. At the end of March 2000, we had approximately 34,000 employees on four continents. We have 55 manufacturing plants with a broad range of capabilities to serve our customers’ needs. While we have extended our core competencies into selected international markets, 88% of our revenue is currently generated in the United States.

        Printing in the United States is a large and fragmented industry that generates more than $150 billion in annual revenue. The commercial printing portion of the industry accounts for more than $80 billion in annual revenue. The commercial printing end-markets that we currently serve generate more than $40 billion in annual revenue.

        We are first or second in annual revenue in all five of our primary end-markets:

        Long-Run Magazines, Catalogs and Inserts—serving the consumer and business-to-business catalog, magazine, and advertising markets;

        Book Publishing Services—serving the trade, children’s, religious, professional and educational book markets;

        Financial Services—serving the global communication needs of the financial markets and mutual fund companies, as well as the banking, insurance and health care industries;

         Telecommunications—serving the global directory needs of telecommunications providers; and

        Specialized Publishing Services—serving the needs of publishers of short-run magazines and catalogs.

        Given the competitive nature of the U.S. commercial printing industry, our intent is to differentiate ourselves based on our service offerings. Our related services, designed to offer our customers complete solutions for communicating their messages to target audiences regardless of the means of distribution, include:

         Premedia—capturing content, converting it to the appropriate format and channeling it to multiple communications media, including print and the Internet;

        Online Services—helping customers effectively leverage the Internet and their established brands by delivering content and commerce online; and

        Logistics Services—delivering parcels and printed products, primarily via the U.S. Postal Service, more efficiently, saving significant amounts of time and money.

        We believe print is a vital component of the communications process and expect the print market to grow due to its unique capabilities, such as portability and high-quality graphics that cannot be duplicated by other communications methods. In addition, we see opportunities to create and expand complementary businesses that leverage our core competencies and help our customers succeed.

        Our objective is to create above-average shareholder value through our strategies to:

•	transform our core printing businesses;

•	speed growth in our high-value businesses; and

•	logically extend into complementary businesses.

        The new business opportunities that we pursue will leverage our established strengths and will further our goal of managing and distributing words and images to help our customers succeed in informing, educating, entertaining and selling.

        Our distinctive capabilities include:

•	relationships with customers who are the leaders in their respective industries;

•	a reputation for quality and service;

•	standing as a trusted, neutral partner who recognizes the critical importance of protecting the confidentially of customer content;

•	expertise in handling digital content;

•	scale to partner with best-of-class providers and deliver economical solutions for our customers; and

•	technology to seamlessly help our customers deliver their messages through various communications channels.

        In addition to our U.S. operations, we operate in Mexico, South America, Europe and China. For reporting purposes, revenues from our facilities in China and England serving primarily the directory market are reported within Telecommunications. One of our facilities in Mexico serves the book market and is reported within Book Publishing Services. Revenue from our other two facilities in Mexico that serve primarily the magazine market, as well as revenues from our facilities in Poland and South America, which serve more than one market, are included in International. The “Other” classification within Commercial Print includes net sales from Premedia and RRD Direct, which supplies direct mail products and services.

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

Net Sales by End-Market

First Quarter Ended March 31 (Thousands of Dollars)	2000	% of Total	1999	% of Total
Long-Run Magazines, Catalogs and Inserts	$ 451,008	33.6%	$ 442,894	36.0%
Telecommunications	210,120	15.6%	207,588	16.9%
Book Publishing Services	182,032	13.6%	170,019	13.8%
Financial Services	136,109	10.1%	131,254	10.6%
International	82,235	6.1%	59,340	4.8%
Specialized Publishing Services	62,987	4.7%	47,544	3.9%
Other	64,184	4.8%	49,252	4.0%

Total Commercial Print	1,188,675	88.5%	1,107,891	90.0%
Logistics Services	149,251	11.1%	62,095	5.0%
Other	5,044	0.4%	61,418	5.0%

Total Net Sales	$1,342,970	100.0%	$1,231,404	100.0%

Cost of materials	(463,384)		(429,014)
Cost of transportation	(122,078)		(48,999)

Total Value-Added Revenue	$ 757,508		$ 753,391

Consolidated Results of Operations

        For the first quarter, we reported net income from continuing operations of $47 million in 2000, or $0.38 per diluted share, compared with net income from continuing operations of $44 million in 1999, or $0.34 per diluted share. Earnings per diluted share of $0.34 in the first quarter of 1999 included a $0.01 favorable impact from Stream International (Stream); refer to “Divestitures”. The first quarter effective tax rate for both years was 38.5%. The 12% increase in earnings per share from continuing operations reflected the benefit of our share repurchase activity, as well as higher net income from continuing operations.

        Earnings from operations increased 4% to $95 million in the first quarter of 2000. For comparative purposes, earnings from operations excluding Stream in 1999 increased 6% for the first quarter of 2000. This increase was due to the strength of our core commercial print operations during the first quarter of 2000, as well as lower administrative expenses from reduced Year 2000 expenditures. Higher interest expense during the first quarter of 2000 reflected our increased borrowings to fund acquisitions and working capital.

        First quarter 1999 consolidated earnings per share of $0.33 included a ($0.01) loss from discontinued operations (refer to “Discontinued Operations”).

Consolidated Net Sales and Value-Added Revenue

        Net sales, which includes materials such as paper and ink, increased $112 million in the first quarter of 2000, or 9% from a year ago. First quarter net sales for the Commercial Print segment were up 7% from a year ago. The level of net sales, particularly for our Long-Run Magazine, Catalogs and Inserts market, is impacted by the amount of pass-through material sales. First quarter net sales for Long-Run Magazine, Catalogs and Inserts increased 2% from the prior year, which reflected volume increases across all major markets, offset in part by lower pass-through material sales. Paper prices during the first quarter of 2000 for major grades of paper employed within the Long-Run Magazine, Catalogs and Inserts market were up approximately 1% from a year ago. First quarter net sales for Telecommunications were essentially flat compared with the prior year, as an increase in directory volumes was offset by a reduction in non-directory volumes. Book Publishing Services’ first quarter net sales increased 7%, primarily reflecting higher volumes within the consumer and educational markets. Financial Services’ first quarter net sales were up 4% from a year ago, primarily due to the strength of its international operations. Financial Services’ domestic net sales were negatively impacted by a slowdown in capital markets activity late in 1999 due to Year 2000 concerns, which affected early first quarter billings, and greater overall market volatility. Capital market billings rebounded by March 2000.

        First quarter net sales in 2000 for the Logistics Services segment more than doubled from a year ago, primarily due to the acquisition of CTC on February 7, 2000 (refer to Note 8). Since the date of acquisition, CTC has contributed approximately $65 million in net sales. As discussed in Note 6, first quarter net sales in 1999 for Donnelley Logistics have been restated to reflect sales on a gross basis, before deducting transportation costs.

        For comparative purposes, first quarter net sales in 1999 included approximately $59 million of sales related to Stream, which we divested in the fourth quarter of 1999 (refer to “Divestitures”).

        The price of paper can be volatile. In periods of rising prices, our net sales and cost of materials increase; in periods of falling prices, our net sales and material costs decline. For some customers, we purchase paper and pass through this cost at a margin that is lower than print and other related-services; other customers furnish their own paper. Customer-furnished paper is not included in our financial results. With respect to Logistics Services, transportation costs are passed through to our customers and therefore are included in our net sales. Value-added revenue represents net sales, less the cost of materials (principally paper and ink), and less the cost of transportation related to Logistics Services. Value-added revenue eliminates the effects of material prices and transportation costs that are largely beyond our control.

        For the first quarter of 2000, value-added revenue increased 1% from a year ago; excluding Stream in 1999, value-added revenue increased 9% from a year ago. Of this 9% increase excluding Stream, 5% was due to acquisitions.

Consolidated Expenses

        Gross profit for the first quarter of 2000 fell by 1% to $241 million, compared with $243 million a year ago. Gross profit as a percentage of net sales fell to 17.9% from 19.7% a year ago. The Logistics Services segment, which reflects lower gross margins than commercial print, represented a higher proportion of consolidated net sales in the first quarter of 2000 (11% versus 5% a year ago). The decrease in gross margin was also due to a decrease within Financial Services because of a slowdown in domestic capital markets activity. Within our core commercial print operations (Long-Run Magazines, Catalogs and Inserts, as well as Book Publishing Services) we continued to realize productivity improvements as a result of our emphasis on Process Variability Reduction and Six Sigma application and training.

        Cost of materials is impacted by the price of scrap (by-product) paper that we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. For the first quarter of 2000, we recognized a reduction in our cost of materials of $16 million from the sale of by-products, which doubled from the first quarter a year ago, primarily as a result of higher by-products prices.

        Selling and administrative expenses for the first quarter of 2000 fell by 4%, or $5 million, to
$146 million, which represented 10.9% of net sales compared with 12.3% a year ago. The first quarter 2000 decline was primarily a result of lower Year 2000-related expenses ($10 million), and the elimination of Stream expenses ($15 million—refer to “Divestitures”), partially offset by recent acquisitions ($8 million) and additional information technology and growth-related expenditures.

Summary of Expense Trends

First Quarter, Ended March 31,			%Increase
(Thousands of Dollars)	2000	1999	(Decrease)
Cost of materials	$463,384	$429,014	8.0%
Cost of transportation	122,078	48,999	149.1%
Cost of manufacturing	421,598	418,893	0.6%
Depreciation	80,509	79,328	1.5%
Amortization	14,378	12,234	17.5%
Selling and administrative	145,882	151,361	(3.6%)
Net interest expense	22,141	19,896	11.3%

Nonoperating Items

        Interest expense for the first quarter of 2000 was approximately $22 million, up $2 million from a year ago due to higher debt levels associated with recent acquisitions and increased working capital.

        Other income, net, for the first quarter of 2000 was $2.9 million, which is comparable to a year ago and reflected a gain on the sale of real estate ($4.5 million), offset in part by lower earnings from equity-based investments. In 1999, other income, net, reflected a gain of $3 million on the sale of real estate.

Discontinued Operations

        In the first quarter of 1999, we recorded a pretax loss from discontinued operations of $3 million ($2 million after-tax) related to our remaining 86% investment in Corporate Software & Technology (CS&T), a software distribution business. Our ownership interest in CS&T resulted from the restructuring of our 80%-owned investment in Stream International Holdings, Inc. (SIH) in December 1997. In addition to CS&T, SIH held investments in Stream, which provided outsource technical support services, and Modus Media International (MMI), a manufacturing and fulfillment business (refer to “Divestitures”). As of December 1997, we had converted our equity and debt positions in CS&T to 86% of the common stock of CS&T.

        In November 1999, we sold our entire interest in CS&T to the management of CS&T for cash proceeds of approximately $41 million. We did not recognize any gain or loss from the sale in 1999.

Divestitures

        At the time our ownership interest in SIH was restructured in December 1997, we converted our debt and equity positions in Stream into 87% of the common stock of that business and sold our equity and debt positions in MMI for nonvoting preferred stock of MMI.

        In November 1999, we sold 93% of our investment in the common stock of Stream to a group led by Bain Capital for approximately $96 million in cash. We recognized a pretax gain of $40 million and a tax benefit of $35 million (total of $75 million after-tax) from this transaction. The tax benefit in 1999 was recognized because of our ability to carry back the capital tax losses generated from the sale of Stream to years 1996 through 1998. We now have a 6% investment in Stream, representing the remaining 7% of our original 87% interest, that has been reflected in other noncurrent assets as of March 31, 2000 and December 31, 1999. For reporting purposes, Stream was consolidated in our financial results until November 1999.

        For comparison purposes, our 87% ownership interest in Stream for the first quarter of 1999 represented approximately $59 million in net sales/value-added revenue, $17 million in gross profit, and $2 million in income from operations. The impact on net income for the first quarter of 1999 from Stream was approximately $1 million, or $0.01 per diluted share.

        In October 1999, we sold our remaining investment in nonvoting preferred stock of MMI for approximately $60 million ($47 million in cash and a $13 million promissory note due no later than October 2002). The promissory note is interest-bearing at 9.5% per annum, payable quarterly. We recognized both a pretax and after-tax gain of $3 million from this transaction.

        As a result of these divestitures and the sale of CS&T (refer to “Discontinued Operations”), we generated approximately $77 million in refundable income taxes from the carryback of tax losses, expected to be received in 2000.

Changes in Financial Condition

Liquidity and Capital Resources

        Net cash provided by operating activities in the first quarter of 2000 totaled $56 million, down $55 million from a year ago, primarily due to a higher investment in operating working capital. The increase in operating working capital was driven primarily by higher receivables and inventories to support increased sales volume.

        Capital expenditures in the first quarter of 2000 totaled $56 million compared with $64 million a year ago. Spending was directed principally to investments in productivity. Full-year 2000 capital spending is expected to range from $300 to $350 million in support of selected opportunities, including expansion of our Poland operations, a new directory plant in York, England, as well as investments to standardize and upgrade systems company-wide.

        In February 2000, we purchased CTC, which approximately doubled the size of our Logistics Services business and expanded our distribution capabilities (refer to Note 8). During the first quarter of 2000, we also acquired Dallas-based Omega Studios, known for producing high-quality digital photography, turnkey creative concept, layout design and desktop publishing services; the Florida financial printer EVACO; and the Seattle-based premedia provider Iridio, Inc. In addition, we invested in Noosh, Inc., a business-to-business Internet-based service designed to improve the process of buying, selling and managing print.

        In March 1999, we purchased the financial printing unit of Cadmus Communications. The purchase included the assets and operations of five service centers in Baltimore, Charlotte, Raleigh, Richmond and New York, as well as a print-on-demand and fulfillment facility in Charlotte and selected software products.

        Net borrowings during the first quarter of 2000 increased $90 million over the same period for the prior year to finance recent acquisitions and working capital needs. At March 31, 2000, we had an unused revolving credit facility of $400 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

Year 2000 and System Infrastructure

        Process control and information systems are increasingly important to the effective management of the company. The upgrade and standardization of our systems is necessary for us to succeed in using information technology to our strategic advantage. In 1999, we focused our efforts on ensuring that processes and systems were Year 2000 compliant. In addition, we began ongoing initiatives to upgrade and standardize our information technology infrastructure. In 1999, we deferred a number of other infrastructure and systems initiatives that would support continuous productivity improvements and enhance service capabilities, while we completed our Year 2000 efforts.

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

        For the first quarter of 2000, spending on our Year 2000 initiative was $2.4 million, of which $1.1 million was reflected in administrative expense and the remainder in cost of sales. We spent $15.5 million on Year 2000 costs in the first quarter of 1999, of which $11.2 million was reflected in administrative expense and the remainder in cost of sales. These expenses do not include costs capitalized with respect to our information and technology infrastructure upgrade and standardization initiatives. As internal resources complete their Year 2000 assignments, they have been reallocated to technology projects that had been deferred, as well as to other productivity projects. These projects are expected to improve our ability to share information across the company, make informed decisions rapidly, and enhance future productivity.

Other Information

        Share Repurchase—In September, 1999, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. The program includes shares purchased for issuance under various stock option plans. During the first quarter of 2000, we slowed our share repurchase activity as a result of increased acquisition activity.

        During the first quarter of 2000, we purchased approximately 0.9 million shares, at an average price of $23.75. This program extends through September 2000.

         Technology—We remain a technology leader, investing in print-related technologies such as computer-to-plate and digital printing, in Internet-based business models such as Online Services, and in Internet-enabled services such as SENDD™ and ImageMerchant™ (see below for a description of these services). We are focused on investing in technologies that contribute to our financial performance and help us deliver products, services and solutions that are valued by our customers.

        During 1999, we received recognition for our technology leadership from both PC Week and Information Week. Among all U.S. companies, we were named:

•	#6 of the top 100 in Enterprise Solutions (PC Week, September 13, 1999)

•	#25 of the top 100 in Internet Technology (PC Week, May 11, 1999)

•	#36 of the top 100 in Desktop and Mobile Technology (PC Week, June 21, 1999)

•	#66 of the top 500 e-business leaders (PC Week, November 15, 1999)

•	#88 of the top 500 leading IT innovators (Information Week, September 27, 1999)

        Online Services, SENDD, ImageMerchant, Digital Print and E-Books—Online Services offers solutions to meet all of our customers’ Internet needs. Online Services provides a full suite of scalable e-commerce solutions including consulting, Web site design and development, content production services to “stock the shelves” or populate the site with content, and marketing services to effectively drive site traffic. The markets that Online Services currently serves include:

•	eCommerce—to help catalogers and retailers showcase their products on the Internet and drive sales

•	ePublish—to help magazine publishers extend and enhance their brands online by offering content as well as commerce and community

•	eDirectory—to help businesses navigate and use the Internet to gain exposure and streamline their business processes.

        Our recent partnerships and investments in this arena strengthen our Online Services offering, expand our solutions and help our customers leverage the power of the Internet to communicate with their customers.

        To meet our Financial Services customers’ needs for speed, convenience, confidentiality and accuracy, we developed SENDD. The software allows work groups around the world to simultaneously proof a document securely via the Internet. Financial Services is also working closely with the Securities and Exchange Commission (SEC) on the modernization efforts under way for EDGAR (Electronic Data Gathering and Retrieval). We currently provide EDGAR electronic filing services for our customers, enabling them to communicate with their target audiences while meeting tight time frames and stringent filing requirements. We will continue to develop our offerings and educate our clients as the SEC enhances EDGAR in the future.

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

         Litigation—In 1996, a purported class action was brought against us in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that we racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing of our Chicago catalog operations in 1993. Other general claims relate to other company locations. In August 1999, the district court judge denied our motion for partial summary judgment on the basis of timeliness.

        In 1995, a purported class action was filed against us in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleges that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. In August 1997, the court certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

        In 1998, a purported class action was filed against us in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 (Adams, et al. v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the 1996 case, the plaintiffs in this case also claim retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the 1996 case.

        The 1996 and 1995 cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. We believe we acted properly in the closing of the operations. We also believe we have a number of valid defenses to all of the claims made and will vigorously defend our actions. However, because the cases are in the preliminary stages, we cannot make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

        In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S. EPA) issued a Notice of Violation against us, pursuant to section 113 of the Clean Air Act (the Act). The notice alleges that our facility in Willard, Ohio, violated the Act and Ohio’s State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against us. We responded to U.S. EPA on March 10, 2000. We do not believe that any unfavorable result of this proceeding will have a material impact on our financial position or results of operations.

        In addition, we are a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

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

         Outlook—Our primary business remains commercial printing and our primary geographic market is the United States. The environment remains highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is intense. Our intent is to differentiate our service offering so that we are viewed by our customers as a partner who can help them more effectively use words and images in a variety of ways, whether through print or the Internet, to reach their target audiences.

        We are a large user of paper, bought by us or supplied to us by our customers. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices and supply of paper in 2000.

        Postal costs are a significant component of our customers’ cost structures. Changes in postal rates, which are anticipated early in 2001, may negatively affect the demand for our core print capabilities, but postal rate increases enhance the value of Logistics Services to our customers, as we are able to improve the cost efficiency of mail processing and distribution.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign exchange rates. However, we generally maintain more than half of our debt at fixed rates (approximately 51% at March 31, 2000), and our exposure to short-term interest rate fluctuations is not material to the consolidated financial statements as a whole. Our exposure to adverse changes in foreign exchange rates also is immaterial to our consolidated financial statements as a whole, and we occasionally use financial instruments to hedge exposures to foreign exchange rate changes. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in our 1999 Annual Report on Form 10-K.

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

(a) The company held its Annual Meeting of Stockholders on March 23, 2000.

(b) The following matters were voted upon at the Annual Meeting of Stockholders:

        1. The election of the nominees for Directors of Class 3, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2003, was voted on by the stockholders. The nominees, all of whom were elected, were James R. Donnelley, Thomas S. Johnson and George A. Lorch. The Inspectors of Election certified the following vote tabulations:

	For	Withheld
James R. Donnelley	104,230,650	815,312
Thomas S. Johnson	104,208,723	837,239
George A. Lorch	104,191,250	854,712

2. A proposal to adopt a new stock incentive plan was approved by the stockholders. The Inspectors of Election certified the following vote tabulations:

For	%	Against	%	Abstain	%	Non-Vote	%
66,585,386	63%	31,614,656	30%	831,187	1%	6,014,733	6%

3. A stockholder proposal regarding pay equity was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:
For	%	Against	%	Abstain	%	Non-Vote	%
6,234,321	6%	89,524,283	85%	3,272,625	3%	6,014,733	6%

4. A stockholder proposal regarding global corporate standards was rejected by the stockholders. The Inspectors of Election certified the following vote tabulations:
For	%	Against	%	Abstain	%	Non-Vote	%
4,088,254	4%	89,199,355	85%	5,743,620	5%	6,014,733	6%

Item 5. Other Information

        Certain statements in this filing, including the discussions of management expectations for 2000, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company’s 1999 Annual Report on Form 10-K for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits
10	Consulting Agreement between Cheryl A. Francis and R.R. Donnelley & Sons Company

12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule

        (b) No current report on Form 8-K was filed during the first quarter of 2000.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S / GREGORY A. STOKLOSA
By
Acting Chief Financial Officer
(Authorized Officer and
Chief Accounting Officer)

May 12, 2000
Date