Form 10-Q
period 2000-06-30
DONNELLEY R R & SONS CO
filed 2000-08-14
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

✓
Yes

No

Number of shares of common stock outstanding
as of July 31, 2000
121,906,661

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Index	Page Number(s)
Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2000 and 1999	3

Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Comparison of Second Quarter and First Half 2000 to 1999	11 - 17

Changes in Financial Condition	17 - 18

Year 2000 and System Infrastructure	18

Other Information	18 - 21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

PART II
OTHER INFORMATION
Item 1. Legal Proceedings	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Net sales	$1,388,805	$1,247,483	$2,731,775	$2,478,887
Cost of sales	1,119,175	988,234	2,221,122	1,976,702

Gross profit	269,630	259,249	510,653	502,185
Selling and administrative expenses	156,983	156,346	302,865	307,707

Earnings from operations	112,647	102,903	207,788	194,478
Other income (expense):
Interest expense	(24,960)	(23,726)	(47,101)	(43,621)
Other, net	3,922	8,098	6,859	10,889

Earnings from continuing operations before income taxes	91,609	87,275	167,546	161,746
Income taxes	35,269	33,601	64,505	62,272

Income from continuing operations	56,340	53,674	103,041	99,474
Loss from discontinued operations, net of income taxes	—	(1,187)	—	(3,007)

Net income	$ 56,340	$ 52,487	$ 103,041	$ 96,467

Income from continuing operations per share of common stock
Basic	$ 0.46	$ 0.42	$ 0.84	$ 0.76
Diluted	0.46	0.41	0.84	0.75
Loss from discontinued operations per share of common stock
Basic	$ —	$ (0.01)	$ —	$ (0.02)
Diluted	—	(0.01)	—	(0.02)
Net income per share of common stock
Basic	$ 0.46	$ 0.41	$ 0.84	$ 0.74
Diluted	0.46	0.40	0.84	0.73

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2000 and December 31, 1999
(Thousands of dollars, except share data)

ASSETS
	2000	1999
Cash and equivalents	$ 56,263	$ 41,873
Receivables, less allowance for doubtful accounts of $17,296 in 2000 and $15,461 in 1999	795,771	865,305
Inventories	209,667	194,312
Prepaid expenses	82,924	51,781
Refundable income taxes	76,579	76,579

Total current assets	1,221,204	1,229,850

Net property, plant and equipment, at cost, less accumulated depreciation of $2,927,759 in 2000 and $2,822,737 in 1999	1,667,572	1,710,669
Goodwill and other intangibles, net of accumulated amortization of $240,326 in 2000 and $217,616 in 1999	547,780	397,983
Other noncurrent assets	559,689	514,962

Total assets	$3,996,245	$3,853,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$ 297,888	$ 334,389
Accrued compensation	165,632	175,590
Short-term debt	511,189	419,555
Current and deferred income taxes	41,457	10,894
Other accrued liabilities	294,371	263,035

Total current liabilities	1,310,537	1,203,463

Long-term debt	753,955	748,498
Deferred income taxes	251,557	252,884
Other noncurrent liabilities	518,554	510,361

Total noncurrent liabilities	1,524,066	1,511,743

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2000 and 1999	308,462	308,462
Retained earnings	1,566,960	1,521,474
Accumulated other comprehensive income	(70,012)	(64,154)
Unearned compensation	(8,020)	(6,222)
Reacquired common stock, at cost	(635,748)	(621,302)

Total shareholders’ equity	1,161,642	1,138,258

Total liabilities and shareholders’ equity	$3,996,245	$3,853,464

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30
(Thousands of dollars)

	2000	1999
Cash flows provided by (used for) operating activities:
Net income	$ 103,041	$ 96,467
Loss from discontinued operations, net of tax	—	3,007
Depreciation	161,660	159,320
Amortization	28,301	22,538
Gain on sale of assets	(6,045)	(2,985)
Net change in operating working capital	(13,531)	(8,519)
Net change in other assets and liabilities	18,776	27,297
Other	8,605	(17,346)

Net Cash Provided by Operating Activities	300,807	279,779

Cash flows provided by (used for) investing activities:
Capital expenditures	(122,535)	(133,173)
Other investments including acquisitions, net of cash acquired	(211,529)	(155,966)
Dispositions of assets including investments, net of cash	22,289	—

Net Cash Used for Investing Activities	(311,775)	(289,139)

Cash flows provided by (used for) financing activities:
Net increase in borrowings	100,565	291,097
Issuances of common stock	1,957	14,274
Acquisition of common stock	(21,878)	(254,520)
Cash dividends paid	(53,879)	(55,340)

Net Cash Provided by (Used for) Financing Activities	26,765	(4,489)

Effect of exchange rate changes on cash and equivalents	(1,407)	(2,003)
Net Change in Cash and Equivalents	14,390	(15,852)
Cash and Equivalents at Beginning of Period	41,873	66,226

Cash and Equivalents at End of Period	$ 56,263	$ 50,374

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

        NOTE 2. Components of the company’s inventories at June 30, 2000, and December 31, 1999, were as follows:

	(Thousands of Dollars)
	2000	1999
Raw materials and manufacturing supplies	$124,175	$125,014
Work in process	177,072	150,992
Finished goods	1,446	1,388
Progress billings	(46,544)	(39,901)
LIFO reserve	(46,482)	(43,181)

Total	$209,667	$194,312

NOTE 3. The following provides supplemental cash flow information:
	(Thousands of Dollars)
	Six Months Ended June 30
	2000	1999
Interest paid	$ 46,786	$ 37,101
Income taxes paid	$ 25,704	$ 22,016

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

	(Thousands of Dollars)		(Thousands of Dollars)
	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Net income	$ 56,340	$52,487	$103,041	$96,467
Unrealized foreign currency gain (loss)	(10,829)	(846)	(5,856)	(8,134)

Comprehensive income	$ 45,511	$51,641	$ 97,185	$88,333

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        NOTE 6. The company operates primarily within the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Substantially all revenues within commercial printing result from the sale of printed products and services to customers in the following end-markets: Long-Run Magazines, Catalogs and Inserts; Book Publishing Services; Financial Services; Telecommunications; Short-Run Magazines and Catalogs (served by our Specialized Publishing Services operation); and International, which provides similar products and services outside the United States. The company’s Premedia services, which include capturing content, converting it to the appropriate format and channeling it to multiple communications media, are included within the reportable segment “Commercial Print.”

        R.R. Donnelley Logistics Services (Donnelley Logistics) represents the company’s logistics and distribution services operation for its print customers and other mailers. Donnelley Logistics serves its customers by consolidating and delivering printed product and parcels to the U.S. Postal Service closer to the final destination, thereby resulting in reduced postage costs and improved delivery performance. Following the company’s acquisition of certain net assets of CTC Distribution Services LLC (CTC) in February 2000, the combined operations of Donnelley Logistics and CTC have been included within the reportable segment “Logistics Services” for the three and six months ended June 30, 2000. Prior year amounts have been restated to reflect the current year presentation. Refer to Note 9 for additional information regarding the acquisition of CTC.

        In connection with the acquisition of CTC, the company has changed its presentation of reported operating results for Donnelley Logistics. Previously, net sales of Donnelley Logistics were classified net of transportation costs. For the three and six months ended June 30, 2000, the company reported net sales for Logistics Services on a gross basis, without deducting transportation costs. Cost of sales for Logistics Services now includes the cost of transportation. The effect of this change for the three and six months ended June 30, 1999, was to increase both net sales and cost of sales by $52.3 million and $103.9 million, respectively; there was no impact on gross profit or earnings (loss) from operations.

        For the three and six months ended June 30, 2000, Logistics Services’ operating results include net sales from CTC of $86 million and $150 million, respectively.

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segment Information

In Thousands	Commercial Print	Logistics Services	Other (1)	Corporate	Discontinued Operations (2)	Consolidated Total
Second Quarter Ended June 30, 2000
Net sales	1,226,213	157,524	5,068	—	—	1,388,805
Earnings (loss) from operations	111,816	(467)	(8,938)	10,236	—	112,647
Earnings (loss) from continuing operations before income taxes	117,567	(500)	(9,998)	(15,460)	—	91,609

Second Quarter Ended June 30, 1999
Net sales	1,127,158	63,440	56,885	—	—	1,247,483
Earnings (loss) from operations	95,318	1,334	(876)	7,127	—	102,903
Earnings (loss) from continuing operations before income taxes	102,834	1,334	(1,011)	(15,882)	—	87,275

Six Months Ended June 30, 2000
Net Sales	2,414,888	306,774	10,113	—	—	2,731,775
Earnings (loss) from operations	206,288	(1,073)	(12,755)	15,328	—	207,788
Earnings (loss) from continuing operations before income taxes	216,787	(1,149)	(13,768)	(34,324)	—	167,546
Assets	3,008,302	228,420	22,420	737,103	—	3,996,245

Six Months Ended June 30, 1999
Net Sales	2,235,049	125,535	118,303	—	—	2,478,887
Earnings (loss) from operations	188,923	2,813	(1,180)	3,922	—	194,478
Earnings (loss) from continuing operations before income taxes	196,450	2,813	(1,692)	(35,825)	—	161,746
Assets	3,057,794	35,222	93,734	637,906	40,582	3,865,238

(1)
Represents other operating segments of the company, including Red Rover Digital, Inc., the company’s wholly-owned subsidiary and formerly its Online Services division, which assists customers in the delivery of content and commerce online. 1999 also includes the results of operations and assets of Stream International (refer to “Divestitures” in Item 2).

(2)	Refer to discussion of “Discontinued Operations” in Item 2, which describes the separate presentation of the net assets and results of operations of discontinued operations.

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

        On October 19, 1999, in a case involving a different corporate taxpayer, the U.S. Tax Court disallowed deductions for loans against that taxpayer’s COLI program. Litigation involving other taxpayers also is pending in other courts. Should the position of the U.S. Tax Court be upheld and applied to others, the company could lose an additional maximum of $152 million in tax benefits for periods from 1993 through 1998. In addition, should all or a portion of the company’s COLI deductions ultimately be disallowed, the company would be liable for interest on those amounts. The company’s maximum exposure for interest should all prior COLI deductions be disallowed is approximately $58 million after-tax through June 30, 2000.

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

        NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

	In Thousands
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Average shares outstanding—basic	121,907	129,450	122,040	131,157
Effect of dilutive securities	1,211	1,151	980	1,475

Average shares outstanding—diluted	123,118	130,601	123,020	132,632

        NOTE 9. On February 7, 2000, the company acquired certain net assets of CTC, the largest mailer of business-to-home parcels in the United States, for approximately $161 million, net of cash acquired. CTC, based in Minneapolis, Minn., has 18 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at date of acquisition, pending final determination of acquired balances. Goodwill from this transaction of approximately $150 million (based upon the preliminary purchase price allocation) is being amortized over a 20-year period.

        NOTE 10. In July 2000, the Emerging Issues Task Force reached a final consensus on the classification of shipping and handling fees (Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”). This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. The implementation date of this standard is fourth quarter 2000. The company does not believe that the new standard will have a material impact on the reporting of its segments.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Second Quarter and First Six Months of 2000 to 1999

About the Company

        R.R. Donnelley & Sons Company is a leading commercial printer, communications services and logistics company. We help our customers communicate more efficiently and effectively as they use words and images to inform, educate, entertain and sell. In each of our businesses, we use our distinctive capabilities to manage and distribute words and images in ways that provide the greatest value to every customer. Our common stock (NYSE: DNY) has been publicly traded since 1956. At the end of June 2000, we had approximately 34,000 employees on four continents. We offer a full range of integrated service solutions to serve our customers’ needs from over 100 manufacturing, service and logistics locations. While we have extended our core competencies into selected international markets, 89% of our revenue is currently generated in the United States.

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

        We are first or second in annual revenue in all five of our primary end-markets:

        Long-Run Magazines, Catalogs and Inserts—serving the consumer and business-to-business catalog, magazine and advertising markets;

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

        Logistics Services—more efficiently delivering parcels and printed products through a nationwide network and the U.S. Postal Service, as well as expedited delivery capabilities, saving significant amounts of time and money; and

        Red Rover Digital, Inc.—helping customers effectively leverage the Internet and their established brands by delivering content and commerce online.

        Our objective is to create above-average shareholder value through our strategies to:

•	transform our core printing businesses through process variability reduction and continuous improvement;

•	speed growth in our service-oriented businesses; and

•	logically extend into complementary businesses which leverage our customer relationships and capabilities.

        The new business opportunities that we pursue will leverage our established strengths and will further our goal of managing and distributing words and images to help our customers succeed in informing, educating, entertaining and selling.

        Our established strengths include:

•	long-standing customer relationships;

•	a strong brand and reputation for quality, service and reliability;

•	standing as a trusted, neutral partner;

•	expertise in content management;

•	scale to deliver economical solutions for our customers;

•	technology to seamlessly help our customers deliver their messages through various communications channels; and

•	diversified portfolio of businesses and platforms to meet the most demanding customer needs.

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

        While our operations and sales offices are located throughout the United States and selected international markets, the supporting technologies and knowledge base are common. Our manufacturing plants have a range of production capabilities to serve our customers and end-markets, and as a result, most produce work for customers in more than one of our end-markets.

Net Sales by End-Market

Second Quarter Ended June 30 (Thousands of Dollars)	2000	% of Total	1999	% of Total
Long-Run Magazines, Catalogs and Inserts	$ 423,722	30.5%	$ 409,262	32.8%
Telecommunications	192,598	13.9%	192,909	15.5%
Book Publishing Services	195,523	14.1%	177,307	14.2%
Financial Services	206,803	14.9%	173,479	13.9%
International	75,235	5.4%	61,240	4.9%
Specialized Publishing Services	65,474	4.7%	47,941	3.8%
Other	66,858	4.8%	65,020	5.2%

Total Commercial Print	1,226,213	88.3%	1,127,158	90.3%
Logistics Services	157,524	11.3%	63,440	5.1%
Other	5,068	0.4%	56,885	4.6%

Total Net Sales	$1,388,805	100.0%	$1,247,483	100.0%

Cost of materials	(441,596)		(417,049)
Cost of transportation	(125,032)		(49,883)

Total Value-Added Revenue	$ 822,177		$ 780,551

Six Months Ended June 30 (Thousands of Dollars)	2000	% of Total	1999	% of Total
Long-Run Magazines, Catalogs and Inserts	$ 874,731	32.0%	$ 852,156	34.4%
Telecommunications	402,718	14.7%	400,497	16.2%
Book Publishing Services	377,555	13.8%	347,327	14.0%
Financial Services	342,912	12.6%	304,733	12.3%
International	157,470	5.8%	120,579	4.9%
Specialized Publishing Services	128,461	4.7%	94,645	3.8%
Other	131,041	4.8%	115,112	4.6%

Total Commercial Print	2,414,888	88.4%	2,235,049	90.2%
Logistics Services	306,774	11.2%	125,535	5.1%
Other	10,113	0.4%	118,303	4.7%

Total Net Sales	$2,731,775	100.0%	$2,478,887	100.0%

Cost of materials	(904,980)		(846,063)
Cost of transportation	(247,110)		(98,882)

Total Value-Added Revenue	$1,579,685		$1,533,942

Consolidated Results of Operations

        For the second quarter, net income from continuing operations was $56 million in 2000, or $0.46 per diluted share, compared with $54 million in 1999, or $0.41 per diluted share. The 12% increase over 1999 in earnings per diluted share from continuing operations for the second quarter reflected lower average shares outstanding, as well as an increase in earnings from operations. Earnings per diluted share from continuing operations of $0.41 in the second quarter of 1999 included a $0.01 favorable impact from Stream International (Stream); refer to “Divestitures.”

        Earnings from operations rose $10 million, or 9%, to $113 million in the second quarter of 2000 from the same period a year ago. This increase was driven primarily by the strength of our Long-Run Magazines, Catalogs and Inserts and Book Publishing Services operations, as well as lower administrative expenses related to Year 2000, partially offset by additional systems investments and growth-related expenditures. Second quarter 2000 also saw a rebound in Financial Services’ domestic capital markets after a slower first quarter. For comparative purposes, earnings from operations were up 11% in the second quarter of 2000, excluding the impact of Stream in 1999.

        For the first half of the year, net income from continuing operations was $103 million in 2000, or $0.84 per diluted share, compared with net income from continuing operations of $99 million in 1999, or $0.75 per diluted share. The 12% increase over 1999 in earnings per diluted share from continuing operations for the first half reflected lower average shares outstanding, as well as an increase in earnings from operations. Earnings per diluted share from continuing operations of $0.75 in the first half of 1999 included a $0.01 favorable impact from Stream. The effective tax rate throughout the first half of both years was 38.5% .

        Earnings from operations rose $13 million, or 7%, to $208 million in the first half of 2000 from the same period a year ago. This first half increase was also driven primarily by the strength of our Long-Run Magazines, Catalogs and Inserts and Book Publishing Services operations, as well as lower administrative expenses related to Year 2000, despite additional systems investments and growth-related expenditures. For comparative purposes, earnings from operations were up 9% in the first half of 2000, excluding the impact of Stream in 1999.

        Consolidated earnings per diluted share in 1999 of $0.40 for the second quarter and $0.73 for the first half included a loss from discontinued operations of $0.01 and $0.02, respectively (refer to “Discontinued Operations”).

Consolidated Net Sales and Value-Added Revenue

        Net sales, which includes materials such as paper and ink, increased $141 million in the second quarter of 2000, or 11%, from a year ago. Second quarter net sales for the Commercial Print segment were up 9% from a year ago. The level of net sales, particularly for our Long-Run Magazine, Catalogs and Inserts operations is impacted by the amount of pass-through material sales and paper prices. Second quarter net sales for Long-Run Magazine, Catalogs and Inserts increased 4% from the prior year, which reflected increased volume in the retail and magazine markets, and higher paper prices, offset in part by a lower volume of pass-through material sales. Paper prices for the second quarter of 2000 for major grades of paper used within the Long-Run Magazine, Catalogs and Inserts operations were up approximately 6% from a year ago. Second quarter net sales for Telecommunications were essentially flat compared with the prior year, as an increase in domestic and international directory volumes was offset by a reduction in non-directory volumes. Book Publishing Services’ second quarter net sales increased 10%, primarily reflecting higher volumes within the educational market and improved price/mix due to an increase in hardcover books. Financial Services’ second quarter net sales, a record high, were up 19% from a year ago primarily due to volume increases in both the international and domestic capital markets, as well as in investor communications.

        Net sales increased $253 million in the first half of 2000, or 10% from a year ago. Year-to-date net sales for the Commercial Print segment were up 8% from a year ago. Year-to-date net sales for Long-Run Magazine, Catalogs and Inserts increased 3% from the prior year, which reflected volume increases across all major markets and higher paper prices, offset in part by a lower volume of pass-through material sales. Paper prices for the first half of 2000 for major grades of paper employed within the Long-Run Magazine, Catalogs and Inserts market were up approximately 3% from a year ago. Net sales for the first half of 2000 for Telecommunications were essentially flat compared with the prior year, as an increase in domestic and international directory volumes was offset by a reduction in non-directory volumes. Book Publishing Services’ year-to-date net sales increased 9%, driven by higher volumes within the consumer and educational markets. Financial Services’ year-to-date net sales were up 13% from a year ago, primarily due to the second quarter volume increases noted above. Financial Services’ domestic net sales were negatively impacted by a slowdown in capital markets activity late in 1999 due to Year 2000 concerns, which affected early first quarter billings, and greater overall market volatility. Domestic capital market billings rebounded by March 2000.

        Second quarter and year-to-date net sales for the Logistics Services segment more than doubled from a year ago, primarily due to the acquisition of CTC on February 7, 2000 (refer to Note 9). CTC has contributed approximately $86 million and $150 million, respectively, in net sales for the three and six months ended June 30, 2000. As discussed in Note 6, net sales in 1999 for Donnelley Logistics have been restated to reflect sales on a gross basis, before deducting transportation costs.

        For comparative purposes, second quarter and year-to-date net sales in 1999 included approximately $54 million and $112 million, respectively, of sales from Stream, which we divested in the fourth quarter of 1999 (refer to “Divestitures”).

        The price of paper can be volatile. In periods of rising prices, our net sales and cost of materials increase; in periods of falling prices, our net sales and material costs decline. For some customers, we purchase paper and pass through this cost at a margin that is lower than print and other related-services; other customers furnish their own paper. Customer-furnished paper is not included in our financial results. With respect to Logistics Services, transportation costs are passed through to our customers and therefore are included in our net sales. Value-added revenue represents net sales, less the cost of materials (principally paper and ink) and less the cost of transportation related to Logistics Services. Value-added revenue eliminates the effects of material prices and transportation costs that are largely beyond our control.

        For the second quarter of 2000, value-added revenue increased 5% from a year ago; excluding Stream in 1999, value-added revenue increased 13% from a year ago. Of this 13% increase, 5% was due to acquisitions.

        For the first half of 2000, value-added revenue increased 3% from a year ago; excluding Stream in 1999, value-added revenue increased 11% from a year ago. Of this 11% increase, 5% was due to acquisitions.

Consolidated Expenses

        Gross profit for the second quarter of 2000 rose by 4% to $270 million, compared with $259 million a year ago. Gross profit as a percentage of net sales fell to 19.4% from 20.8% a year ago. The Logistics Services segment, which reflects lower gross margins than Commercial Print, represented a higher proportion of consolidated net sales in the second quarter of 2000 (11% versus 5% a year ago for both the quarter and year-to-date). This decrease in gross margin was partially offset by our core commercial print operations (Long-Run Magazines, Catalogs and Inserts as well as Book Publishing Services) as we continued to realize productivity improvements as a result of our emphasis on Process Variability Reduction and Six Sigma application and training.

        Cost of materials is impacted by the price of scrap (by-product) paper that we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. For the second quarter of 2000, we recognized a reduction in our cost of materials of $17 million from the sale of by-products, which more than doubled from the second quarter a year ago, primarily as a result of higher by-products prices.

        Gross profit for the first half of 2000 rose by 2% to $511 million, compared with $502 million a year ago. Gross profit as a percentage of net sales fell to 18.7% from 20.3% a year ago primarily due to the expansion of our lower margin Logistics Services segment. This decrease in gross profit was partially offset by margin improvements in our core commercial print operations due to productivity improvements and higher by-products pricing. The sale of by-products reduced our cost of materials by $33 million in the first half of 2000, up $18 million from the first half a year ago.

        Selling and administrative expenses for the second quarter of 2000 were $157 million, essentially flat compared with the prior year. This represented 11.3% of net sales compared with 12.5% a year ago. The elimination of Stream expenses ($15 million) and lower Year 2000-related expenses ($9 million) was offset by recent acquisitions ($8 million), higher investment in information systems infrastructure ($6 million) and increased spending to expand into complementary businesses ($7 million).

        Selling and administrative expenses for the first half of 2000 fell by 2%, or $5 million, to $303 million, which represented 11.1% of net sales compared with 12.4% a year ago. The decline in the first half of the year was primarily a result of the elimination of Stream expenses ($30 million) and lower Year 2000-related expenses ($19 million). This was partially offset by recent acquisitions ($17 million), higher investment in information systems infrastructure ($9 million) and increased spending to expand into complementary businesses ($10 million).

Summary of Expense Trends

Second Quarter Ended June 30			% Increase
(Thousands of Dollars)	2000	1999	(Decrease)
Cost of materials	$441,596	$417,049	5.9%
Cost of transportation	125,032	49,883	150.7%
Cost of manufacturing	457,473	431,005	6.1%
Depreciation	81,151	79,992	1.4%
Amortization	13,923	10,304	35.1%
Selling and administrative	156,983	156,346	0.4%
Net interest expense	24,960	23,726	5.2%

Six Months Ended June 30			% Increase
(Thousands of Dollars)	2000	1999	(Decrease)
Cost of materials	$904,980	$846,063	7.0%
Cost of transportation	247,110	98,882	149.9%
Cost of manufacturing	879,071	849,898	3.4%
Depreciation	161,660	159,320	1.5%
Amortization	28,301	22,538	25.6%
Selling and administrative	302,865	307,707	(1.6% )
Net interest expense	47,101	43,621	8.0%

Nonoperating Items

        Interest expense for the second quarter of 2000 was approximately $25 million, up $1.2 million from a year ago due to higher debt levels to fund acquisitions and working capital and higher commercial paper interest rates.

        Other income, net, for the second quarter of 2000 was $3.9 million, down $4.2 million from the same quarter a year ago, primarily due to foreign currency translation losses and lower earnings from equity-based investments.

        Interest expense for the first half of 2000 was approximately $47 million, up $3.5 million from a year ago. This increase was due to higher debt levels to fund acquisitions and working capital and higher commercial paper interest rates.

        Other income, net, for the first half of 2000 was $6.9 million, down $4.0 million from last year primarily due to foreign currency translation losses.

Discontinued Operations

        For the three and six months ended June 30, 1999, we recorded a pretax loss from discontinued operations of $2 million ($1.2 million after-tax) and $5 million ($3 million after-tax), respectively, related to our remaining 86% investment in Corporate Software & Technology (CS&T), a software distribution business. Our ownership interest in CS&T resulted from the restructuring of our 80%-owned investment in Stream International Holdings, Inc. (SIH) in December 1997. In addition to CS&T, SIH held investments in Stream, which provided outsource technical support services, and Modus Media International (MMI), a manufacturing and fulfillment business (refer to “Divestitures”). As of December 1997, we had converted our equity and debt positions in CS&T to 86% of the common stock of CS&T.

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

        In November 1999, we sold 93% of our investment in the common stock of Stream to a group led by Bain Capital for approximately $96 million in cash. We recognized a pretax gain of $40 million and a tax benefit of $35 million (total of $75 million after-tax) from this transaction. The tax benefit in 1999 was recognized because of our ability to carry back the capital tax losses generated from the sale of Stream to years 1996 through 1998. We now have a 6% investment in Stream, representing the remaining 7% of our original 87% interest, that has been reflected in other noncurrent assets as of June 30, 2000 and December 31, 1999. For reporting purposes, Stream was consolidated in our financial results until November 1999.

        For comparison purposes, our 87% ownership interest in Stream for the three and six months ended June 30, 1999 represented approximately $54 million and $112 million, respectively, in net sales/value-added revenue; $17 million and $34 million, respectively, in gross profit; and $2 million and $3 million, respectively, in income from operations. The impact on net income for the three and six months ended June 30, 1999 from Stream was approximately $1 million and $2 million, respectively, or $0.01 per diluted share.

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

        In June 2000, we sold our interest in RRD India and its wholly-owned subsidiary, Tata Donnelley Ltd., to Tata Sons Limited for approximately $12.5 million in cash; there was no gain or loss recognized from this transaction.

Changes in Financial Condition

Liquidity and Capital Resources

        Net cash provided by operating activities in the first half of 2000 totaled $301 million, up $21 million from the prior year.

        Capital expenditures in the first half of 2000 totaled $123 million compared with $133 million a year ago. Spending was directed principally to investments in productivity and international expansion. Full-year 2000 capital spending is expected to range from $300 million to $350 million in support of selected opportunities, including expansion of our Poland operations, a new directory plant in Flaxby, England, as well as investments to standardize and upgrade systems company-wide.

        In February 2000, we purchased CTC, which approximately doubled the size of our Logistics Services business and expanded our distribution capabilities (refer to Note 9). During the first half of 2000, we also acquired Dallas-based Omega Studios, known for producing high-quality digital photography, turnkey creative concept, layout design and desktop publishing services; the Florida financial printer EVACO; and the Seattle-based premedia provider Iridio, Inc. In addition, we invested in Noosh, Inc., a business-to-business Internet-based service designed to improve the process of buying, selling and managing print.

        In March 1999, we purchased the financial printing unit of Cadmus Communications. The purchase included the assets and operations of five service centers in Baltimore, Charlotte, Raleigh, Richmond and New York, as well as a print-on-demand and fulfillment facility in Charlotte and selected software products. In April 1999, we purchased the net assets of the Communicolor division of the Standard Register Company. In May 1999, we purchased the net assets of the Brazilian book printer Hamburg Gráfica Editora.

        Net cash provided by borrowings during the first half of 2000 decreased $191 million over the same period from a year ago due to a debenture issuance of $200 million in April 1999 to finance acquisitions and our share repurchase programs. At June 30, 2000, we had an unused revolving credit facility of $425 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

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

        For the three and six months ended June 30, 2000, spending on our Year 2000 initiative was $1.3 million and $3.7 million, respectively, of which $0.4 million and $1.4 million, respectively, was reflected in administrative expense and the remainder in cost of sales. We spent $15.5 million and $31.1 million, respectively, on Year 2000 costs for the three and six months ended June 30, 1999, of which $9.3 million and $20.5 million, respectively, was reflected in administrative expense and the remainder in cost of sales. These expenses do not include costs capitalized with respect to our information and technology infrastructure upgrade and standardization initiatives. As internal resources completed their Year 2000 assignments, they were reallocated to technology projects that had been deferred, as well as to other productivity projects. These projects are expected to improve our ability to share information across the company, make informed decisions rapidly and enhance future productivity.

Other Information

        Share Repurchase—In September 1999, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. The program includes shares purchased for issuance under various stock option plans. During the first half of 2000, we slowed our share repurchase activity to allow for a broad review of our investment opportunities, and purchased approximately 0.9 million shares, at an average price of $23.75. This program extends through September 2000.

        Technology—We remain a technology leader, investing in print-related technologies such as computer-to-plate and digital printing, in Internet-based business models such as Red Rover Digital, and in Internet-enabled services such as SENDD™ and ImageMerchant™ (see page 19 for a description of these services). We are focused on investing in technologies that contribute to our financial performance and help us deliver products, services and solutions that are valued by our customers.

        During 1999 and the first half of 2000, we received recognition for our technology leadership from both eWeek (formerly PC Week) and Information Week. Among all U.S. companies, we were named:

•	#6 of the top 100 in Enterprise Solutions (PC Week, September 13, 1999)

•	#19 of the top 100 Innovators in E-Business Networking (eWeek, May 8, 2000)

•	#25 of the top 100 in Internet Technology (PC Week, May 11, 1999)

•	#36 of the top 100 in Desktop and Mobile Technology (PC Week, June 21, 1999)

•	#66 of the top 500 e-business leaders (PC Week, November 15, 1999)

•	#88 of the top 500 leading IT innovators (Information Week, September 27, 1999)

        Red Rover Digital, SENDD, ImageMerchant, Digital Print and E-Books—During the second quarter of 2000, we launched Red Rover Digital, Inc. (Red Rover), a wholly-owned subsidiary formerly our Online Services division. Red Rover is a leading Internet professional services firm that delivers a full spectrum of integrated solutions to enhance its clients’ business, brands and customer relationships. Red Rover provides digital communications and commerce solutions to merchants and publishers, helping them maximize content to foster enduring, profitable customer relationships. Content is more than text. It is the words, images, product information, sound and video that capture and convey our customers brand to the market place.

        Red Rover has helped numerous merchants and publishers enhance business and relationships with their customers. From strategic positioning, through site development and production, to the continuous support of e-business, Red Rover’s comprehensive services are a potent tool for growing successful online brands.

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

        The 1996 and 1995 cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. We believe we acted properly in the closing of the operations. We also believe we have a number of valid defenses to all of the claims made and will vigorously defend our actions. However, because the cases are in the early stages, we cannot make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

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

        Postal costs are a significant component of our customers’ cost structures. Changes in postal rates, which are anticipated early in 2001, may negatively affect the demand for our core print capabilities, but the proposed postal rate increases will enhance the value of Logistics Services to our customers, as we are able to improve the cost efficiency of mail processing and distribution.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign exchange rates. However, we generally maintain more than half of our debt at fixed rates (approximately 58% at June 30, 2000), and our exposure to short-term interest rate fluctuations is not material to the consolidated financial statements as a whole. Our exposure to adverse changes in foreign exchange rates also is immaterial to our consolidated financial statements as a whole, and we occasionally use financial instruments to hedge exposures to foreign exchange rate changes. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in our 1999 Annual Report on Form 10-K.

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

Item 5. Other Information

        Certain statements in this filing, including the discussions of management expectations for 2000, constitute “ forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company’s 1999 Annual Report on Form 10-K for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits
12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule

        (b) No current report on Form 8-K was filed during the second quarter of 2000.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S / VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

August 14, 2000
Date