Form 10-Q
period 2000-09-30
DONNELLEY R R & SONS CO
filed 2000-11-13
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

✓
Yes

No

Number of shares of common stock outstanding
as of October 31, 2000
122,041,376

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net sales	$1,433,000	$1,399,400	$4,164,775	$3,878,287
Cost of sales	1,126,484	1,077,745	3,347,607	3,054,447

Gross profit	306,516	321,655	817,168	823,840
Selling and administrative expenses	149,591	163,965	452,456	471,671

Earnings from operations	156,925	157,690	364,712	352,169
Other income (expense):
Interest expense	(22,810)	(23,084)	(69,912)	(66,705)
Other, net	15,980	4,559	22,841	15,447

Earnings from continuing operations before income taxes	150,095	139,165	317,641	300,911
Income taxes	57,787	53,578	122,292	115,851

Income from continuing operations	92,308	85,587	195,349	185,060
Loss from discontinued operations, net of income taxes	—	—	—	(3,007)

Net income	$ 92,308	$ 85,587	$ 195,349	$ 182,053

Income from continuing operations per share of common stock
Basic	$ 0.76	$ 0.67	$ 1.60	$ 1.42
Diluted	0.75	0.67	1.59	1.41
Loss from discontinued operations per share of common stock
Basic	$ —	$ —	$ —	$ (0.02)
Diluted	—	—	—	(0.02)
Net income per share of common stock
Basic	$ 0.76	$ 0.67	$ 1.60	$ 1.40
Diluted	0.75	0.67	1.59	1.39

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2000 and December 31, 1999
(Thousands of dollars, except share data)

ASSETS
	2000	1999
Cash and equivalents	$ 48,792	$ 41,873
Receivables, less allowance for doubtful accounts of $18,744 in 2000 and $15,461 in 1999	926,431	865,305
Inventories	220,951	194,312
Prepaid expenses	68,838	51,781
Refundable income taxes	—	76,579

Total current assets	1,265,012	1,229,850

Net property, plant and equipment, at cost, less accumulated depreciation of $2,993,549 in 2000 and $2,822,737 in 1999	1,642,817	1,710,669
Goodwill and other intangibles, net of accumulated amortization of $250,322 in 2000 and $217,616 in 1999	537,253	397,983
Other noncurrent assets	556,121	514,962

Total assets	$4,001,203	$3,853,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$ 323,991	$ 334,389
Accrued compensation	179,369	175,590
Short-term debt	391,957	419,555
Current and deferred income taxes	65,823	10,894
Other accrued liabilities	357,826	263,035

Total current liabilities	1,318,966	1,203,463

Long-term debt	753,093	748,498
Deferred income taxes	255,813	252,884
Other noncurrent liabilities	478,523	510,361

Total noncurrent liabilities	1,487,429	1,511,743

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2000 and 1999	308,462	308,462
Retained earnings	1,599,409	1,521,474
Accumulated other comprehensive income	(75,805)	(64,154)
Unearned compensation	(7,397)	(6,222)
Reacquired common stock, at cost	(629,861)	(621,302)

Total shareholders’ equity	1,194,808	1,138,258

Total liabilities and shareholders’ equity	$4,001,203	$3,853,464

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30
(Thousands of dollars)

	2000	1999
Cash flows provided by (used for) operating activities:
Net income	$ 195,349	$ 182,053
Loss from discontinued operations, net of tax	—	3,007
Depreciation	242,686	242,358
Amortization	44,085	36,158
Gain on sale of assets	(5,871)	(4,794)
Net change in operating working capital	(93,544)	(72,205)
Net change in other assets and liabilities	121,263	(224)
Other	1,538	12,649

Net Cash Provided by Operating Activities	505,506	399,002

Cash flows provided by (used for) investing activities:
Capital expenditures	(181,151)	(198,267)
Other investments including acquisitions, net of cash acquired	(220,679)	(170,394)
Dispositions of assets including investments, net of cash	22,289	5,630

Net Cash Used for Investing Activities	(379,541)	(363,031)

Cash flows provided by (used for) financing activities:
Net (decrease) increase in borrowings	(17,014)	299,216
Issuances of common stock	5,687	15,196
Acquisition of common stock	(22,573)	(265,154)
Cash dividends paid	(87,058)	(83,429)

Net Cash Used for Financing Activities	(120,958)	(34,171)

Effect of exchange rate changes on cash and equivalents	1,912	(1,353)
Net Change in Cash and Equivalents	6,919	447
Cash and Equivalents at Beginning of Period	41,873	66,226

Cash and Equivalents at End of Period	$ 48,792	$ 66,673

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

        NOTE 2. Components of the company’s inventories at September 30, 2000, and December 31, 1999, were as follows:

	(Thousands of Dollars)
	2000	1999
Raw materials and manufacturing supplies	$128,549	$125,014
Work in process	202,689	150,992
Finished goods	2,446	1,388
Progress billings	(65,000)	(39,901)
LIFO reserve	(47,733)	(43,181)

Total	$220,951	$194,312

NOTE 3. The following provides supplemental cash flow information:
	(Thousands of Dollars)
	Nine Months Ended September 30
	2000	1999
Interest paid	$ 57,536	$ 44,194
Income taxes paid	$ 59,652	$ 61,459

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

        NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which impact shareholders’ equity. For the company, the only difference between net income and comprehensive income was the effect of the change in unrealized foreign currency translation losses as follows:

	(Thousands of Dollars)		(Thousands of Dollars)
	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net income	$92,308	$85,587	$195,349	$182,053
Unrealized foreign currency loss	(5,796)	(4,230)	(11,651)	(12,364)

Comprehensive income	$86,512	$81,357	$183,698	$169,689

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

        R.R. Donnelley Logistics Services (Donnelley Logistics) represents the company’s logistics and distribution services operation for its print customers and other mailers. Donnelley Logistics serves its customers by consolidating and delivering printed product and parcels to the U.S. Postal Service closer to the final destination, thereby resulting in reduced postage costs and improved delivery performance. Following the company’s acquisition of certain net assets of CTC Distribution Services LLC (CTC) in February 2000, the combined operations of Donnelley Logistics and CTC have been included within the reportable segment “Logistics Services” for the three and nine months ended September 30, 2000. Prior year amounts have been restated to reflect the current year presentation. Refer to Note 9 for additional information regarding the acquisition of CTC.

        In connection with the acquisition of CTC, the company has changed its presentation of reported operating results for Donnelley Logistics. Previously, net sales of Donnelley Logistics were classified net of transportation costs. For the three and nine months ended September 30, 2000, the company reported net sales for Logistics Services on a gross basis, without deducting transportation costs. Cost of sales for Logistics Services now includes the cost of transportation. The effect of this change for the three and nine months ended September 30, 1999, was to increase both net sales and cost of sales by $59 million and $163 million, respectively; there was no impact on gross profit or earnings (loss) from operations.

        For the three and nine months ended September 30, 2000, Logistics Services’ operating results include net sales from CTC of $84 million and $234 million, respectively.

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Industry Segment Information

In Thousands	Commercial Print	Logistics Services	Other (1)	Corporate	Discontinued Operations (2)	Consolidated Total
Third Quarter Ended September 30, 2000
Net sales	$1,265,416	$164,593	$ 2,991	$ —	$ —	$1,433,000
Earnings (loss) from operations	164,001	(2,857)	(10,722)	6,503	—	156,925
Earnings (loss) from continuing operations before income taxes	171,401	(2,882)	(13,269)	(5,155)	—	150,095

Third Quarter Ended September 30, 1999
Net sales	$1,265,489	$ 72,472	$ 61,439	$ —	$ —	$1,399,400
Earnings (loss) from operations	152,672	3,359	(393)	2,052	—	157,690
Earnings (loss) from continuing operations before income taxes	156,605	3,321	(621)	(20,140)	—	139,165

Nine Months Ended September 30, 2000
Net Sales	$3,680,304	$471,368	$ 13,103	$ —	$ —	$4,164,775
Earnings (loss) from operations	370,289	(3,931)	(23,477)	21,831	—	364,712
Earnings (loss) from continuing operations before income taxes	388,188	(4,031)	(27,038)	(39,478)	—	317,641
Assets	3,083,697	239,466	33,113	644,927	—	4,001,203

Nine Months Ended September 30, 1999
Net Sales	$3,500,538	$198,007	$179,742	$ —	$ —	$3,878,287
Earnings (loss) from operations	341,595	6,172	(1,572)	5,974	—	352,169
Earnings (loss) from continuing operations before income taxes	353,054	6,134	(2,311)	(55,966)	—	300,911
Assets	3,181,298	50,077	101,800	605,657	40,582	3,979,414

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

        In two federal trial court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. A trial involving a taxpayer in another court is imminent, and appeals from the first two decisions have been or are expected to be taken. While the company believes its COLI program differs from those involved in the earlier litigation, should the reasoning of these cases be upheld and applied to others, the company could lose an additional maximum of $152 million in tax benefits for periods from 1993 through 1998. In addition, should all or a portion of the company’s COLI deductions ultimately be disallowed, the company would be liable for interest on those amounts. The company’s maximum exposure for interest should all prior COLI deductions be disallowed is approximately $62 million after-tax through September 30, 2000 .

        The company will continue to examine its position with respect to the final resolution of pending cases. During the fourth quarter of 1999, the company recorded an additional tax provision of $51 million ($0.40 per diluted share) related to COLI. The ultimate resolution of these issues may have a material impact on the company’s results of operations and financial condition.

        NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

	In Thousands
	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Average shares outstanding—basic	121,936	127,608	122,012	130,089
Effect of dilutive securities	1,503	800	1,167	1,145

Average shares outstanding—diluted	123,439	128,408	123,179	131,234

        NOTE 9. On February 7, 2000, the company acquired certain net assets of CTC, the largest mailer of business-to-home parcels in the United States, for approximately $161 million, net of cash acquired. CTC, formerly headquartered in Minneapolis, Minn., has 18 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of acquisition, pending final determination of acquired balances. Goodwill from this transaction of approximately $150 million (based upon the preliminary purchase price allocation) is being amortized over a 20-year period.

        NOTE 10. In July 2000, the Emerging Issues Task Force reached a final consensus on the classification of shipping and handling fees (Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”). This consensus states that all amounts related to shipping and handling billed to a customer in a sale transaction, if any, represent revenue to the vendor and should be classified as revenue. The implementation date of this standard is fourth quarter 2000. The company does not believe that the new standard will have a material impact on the reporting of its segments.

        NOTE 11. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all freestanding derivatives and certain derivatives embedded in other contracts be recognized on the balance sheet at fair value and quarterly (at a minimum) marked to market value through earnings and other comprehensive income. This statement has been subsequently amended by SFAS 137 (which moved the effective date to fiscal years beginning after June 15, 2000) and SFAS 138. These rules become effective for the company on January 1, 2001. The company is in the process of analyzing the impact of SFAS 133 as amended, and as of September 30, 2000, does not believe that the new standards will have a material impact on its results of operations or financial condition.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Third Quarter and First Nine Months of 2000 to 1999

About the Company

        R.R. Donnelley & Sons Company is a leading commercial printer, communications services and logistics company. We help our customers communicate more efficiently and effectively as they use words and images to inform, educate, entertain and sell. In each of our businesses, we use our distinctive capabilities to manage and distribute words and images in ways that provide the greatest value to every customer. Our common stock (NYSE: DNY) has been publicly traded since 1956. At the end of September 2000, we had approximately 34,000 employees on four continents. We offer a full range of integrated service solutions to serve our customers’ needs from over 100 manufacturing, service and logistics locations. While we have extended our core competencies into selected international markets, 89% of our revenue is currently generated in the United States.

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

        Book Publishing Services—serving the consumer, religious, professional and educational book markets;

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

        Our established strengths include:

•	long-standing customer relationships;

•	a strong brand and reputation for quality, service and reliability;

•	standing as a trusted, neutral partner;

•	expertise in content management;

•	scale to deliver economical solutions for our customers;

•	technology to seamlessly help our customers deliver their messages through various communications channels; and

•	a diversified portfolio of businesses and platforms to meet the most demanding customer needs.

        In addition to our U.S. operations, we operate in Mexico, South America, Europe and China. For reporting purposes, revenues from our facilities in China and England serving primarily the directory and financial services markets are reported within Telecommunications and Financial Services, respectively. One of our facilities in Mexico serves the book market and is reported within Book Publishing Services. Revenue from our other two facilities in Mexico that serve primarily the magazine market, as well as revenues from our facilities in Poland and South America, which serve more than one market, are included in International. The “Other” classification within Commercial Print includes net sales from Premedia and RRD Direct, which supplies direct mail products and services.

        While our operations and sales offices are located throughout the United States and selected international markets, the supporting technologies and knowledge base are common. Our manufacturing plants have a range of production capabilities to serve our customers and end-markets, and as a result, most produce work for customers in more than one of our end-markets.

Net Sales by End-Market

Third Quarter Ended September 30 (Thousands of Dollars)	2000	% of Total	1999	% of Total
Long-Run Magazines, Catalogs and Inserts	$ 471,492	32.9%	$ 464,692	33.2%
Telecommunications	209,621	14.6%	212,367	15.2%
Book Publishing Services	200,799	14.0%	211,295	15.1%
Financial Services	154,245	10.8%	167,156	11.9%
International	82,603	5.8%	76,942	5.5%
Specialized Publishing Services	70,114	4.9%	52,377	3.7%
Other	76,542	5.3%	80,660	5.8%

Total Commercial Print	1,265,416	88.3%	1,265,489	90.4%
Logistics Services	164,593	11.5%	72,472	5.2%
Other	2,991	0.2%	61,439	4.4%

Total Net Sales	$1,433,000	100.0%	$1,399,400	100.0%

Cost of materials	(459,553)		(478,455)
Cost of transportation	(133,945)		(55,461)

Total Value-Added Revenue	$ 839,502		$ 865,484

Nine Months Ended September 30 (Thousands of Dollars)	2000	% of Total	1999	% of Total
Long-Run Magazines, Catalogs and Inserts	$1,346,223	32.3%	$1,316,848	34.0%
Telecommunications	612,339	14.7%	612,863	15.8%
Book Publishing Services	578,354	13.9%	558,621	14.4%
Financial Services	497,157	11.9%	471,889	12.2%
International	240,073	5.8%	197,520	5.1%
Specialized Publishing Services	198,575	4.8%	147,022	3.8%
Other	207,583	5.0%	195,775	5.0%

Total Commercial Print	3,680,304	88.4%	3,500,538	90.3%
Logistics Services	471,368	11.3%	198,007	5.1%
Other	13,103	0.3%	179,742	4.6%

Total Net Sales	$4,164,775	100.0%	$3,878,287	100.0%

Cost of materials	(1,364,533)		(1,324,519)
Cost of transportation	(381,055)		(154,343)

Total Value-Added Revenue	$2,419,187		$2,399,425

Consolidated Results of Operations

        For the third quarter, net income from continuing operations was $92 million in 2000, or $0.75 per diluted share, compared with $86 million in 1999, or $0.67 per diluted share. Third quarter 2000 results included a one-time non-operating pretax gain of $13 million ($8 million after-tax, or $0.06 per diluted share) related to the sale of shares received from the demutualization of our basic life insurance carrier. Excluding the effect of this one-time gain, earnings per diluted share from continuing operations for the third quarter of 2000 were $0.69, up 3% from a year ago, reflecting lower average shares outstanding. Earnings per diluted share from continuing operations of $0.67 in the third quarter of 1999 included a $0.01 favorable impact from Stream International (Stream) (refer to “Divestitures”).

        Earnings from operations fell $1 million, or less than 1%, to $157 million in the third quarter of 2000 from the prior year third quarter. Excluding the impact of Stream in 1999, earnings from operations were up 1% in the third quarter of 2000 from a year ago. This third quarter increase was driven primarily by the strength of our Long-Run Magazines, Catalogs and Inserts operations, including higher by-product sales, and reduced expenses related to Year 2000. These results were mostly offset during the third quarter of 2000 by a slowdown in the domestic Capital Markets which negatively affected Financial Services, volume shortfalls at RRD Direct, operating issues within the Logistics Services segment, additional growth-related expenditures and investments in new systems. The operating issues within the Logistics Services segment included lower than expected parcel volume at CTC, unfavorable work mix at Donnelley Logistics, and recognition of approximately $1.6 million in additional costs to address start-up issues at its Northeast Consolidation Center.

        For the first nine months, net income from continuing operations was $195 million in 2000, or $1.59 per diluted share, including the $0.06 one-time demutualization gain noted above, compared with $185 million in 1999, or $1.41 per diluted share. Excluding the one-time demutualization gain, the 9% increase in earnings per diluted share from continuing operations for the first nine months reflected lower average shares outstanding, as well as an increase in earnings from operations discussed below. Earnings per diluted share from continuing operations of $1.41 in the first nine months of 1999 included a $0.02 favorable impact from Stream. The effective tax rate throughout the first nine months of both years was 38.5%.

        Earnings from operations rose $13 million, or 4%, to $365 million during the first nine months of 2000 from the same period a year ago. This increase was driven primarily by the strength of our Long-Run Magazines, Catalogs and Inserts and Book Publishing Services’ operations, including higher by-product sales, and reduced expenses related to Year 2000. These results were partially offset by a slowdown in the domestic Capital Markets, volume shortfalls at RRD Direct, the operating issues within the Logistics Services segment mentioned above, additional growth-related expenditures and investments in new systems. Excluding the impact of Stream in 1999, earnings from operations were up 5% from a year ago.

        Consolidated earnings per diluted share in 1999 of $1.39 for the first nine months included a loss from discontinued operations of $0.02 (refer to “Discontinued Operations”).

Consolidated Net Sales and Value-Added Revenue

        Net sales, which includes materials such as paper and ink, increased $34 million in the third quarter of 2000, or 2% from a year ago. Third quarter net sales for the Commercial Print segment were essentially flat compared with the prior year. The level of net sales, particularly for our Long-Run Magazines, Catalogs and Inserts operations, is impacted by the amount of pass-through material sales and paper prices. Third quarter net sales for Long-Run Magazines, Catalogs and Inserts increased 2% from the prior year, which reflected increased volume in the retail and magazine markets and higher paper prices, offset in part by a lower volume of pass-through material sales. Paper prices for the third quarter of 2000 for major grades of paper used within the Long-Run Magazines, Catalogs and Inserts operations were up approximately 7% from a year ago. Third quarter net sales for Telecommunications were down 1% from a year ago primarily due to lower non-directory revenues. Book Publishing Services’ third quarter net sales decreased 5%, primarily reflecting a volume decline within the trade books portion of the consumer market and a lower volume of pass-through material sales. Financial Services’ third quarter net sales were down 8% from a year ago due to the significant slowdown in domestic Capital Markets, only partially offset by higher sales from international Capital Markets and investor communications.

        Net sales increased $286 million in the first nine months of 2000, or 7% from a year ago. Year-to-date net sales for the Commercial Print segment were up 5% from a year ago. Year-to-date net sales for Long-Run Magazines, Catalogs and Inserts increased 2% from the prior year, which reflected volume increases across all major markets and higher paper prices, offset in part by a lower volume of pass-through material sales. Paper prices for the first nine months of 2000 for major grades of paper employed within the Long-Run Magazines, Catalogs and Inserts market were up approximately 4% from a year ago. Net sales for the first nine months of 2000 for Telecommunications were essentially flat compared with the prior year, as an increase in domestic and international directory volumes was offset by a reduction in non-directory revenues. Book Publishing Services’ year-to-date net sales increased 4%, driven by higher volumes within the consumer and educational markets. Financial Services’ year-to-date net sales were up 5% from a year ago, primarily due to higher volume in international Capital Markets.

        Third quarter and year-to-date net sales for the Logistics Services segment more than doubled from a year ago, primarily due to the acquisition of CTC on February 7, 2000 (refer to Note 9). CTC has contributed approximately $84 million and $234 million, respectively, in net sales for the three and nine months ended September 30, 2000. As discussed in Note 6, net sales in 1999 for Donnelley Logistics have been restated to reflect sales on a gross basis, before deducting transportation costs.

        For comparative purposes, third quarter and year-to-date net sales in 1999 included approximately $57 million and $169 million, respectively, of sales from Stream, which we divested in the fourth quarter of 1999 (refer to “Divestitures”).

        The price of paper can be volatile. In periods of rising paper prices, our net sales and cost of materials increase; in periods of falling prices, our net sales and material costs decline. For some customers, we purchase paper and pass through this cost at a margin that is lower than print and other related-services; other customers furnish their own paper. Customer-furnished paper is not included in our financial results. With respect to Logistics Services, transportation costs are passed through to our customers and therefore are included in our net sales. Value-added revenue represents net sales, less the cost of materials (principally paper and ink) and less the cost of transportation related to Logistics Services. Value-added revenue eliminates the effects of material prices and transportation costs that are largely beyond our control.

        For the third quarter of 2000, value-added revenue decreased 3% from a year ago; excluding Stream in 1999, value-added revenue increased 4% from a year ago. This 4% increase was primarily due to acquisitions.

        For the first nine months of 2000, value-added revenue increased 1% from a year ago; excluding Stream in 1999, value-added revenue increased 8% from a year ago. Of this 8% increase, 4% was due to acquisitions.

Consolidated Expenses

        Gross profit for the third quarter of 2000 fell by 5% to $307 million, compared with $322 million a year ago. Excluding the impact of Stream in 1999, gross profit rose 1% for the third quarter of 2000 from a year ago. Gross profit as a percentage of net sales fell to 21.4% for the third quarter of 2000 from 23.0% a year ago. The Logistics Services segment, which has lower gross margins than Commercial Print, represented a higher proportion of consolidated net sales in the third quarter of 2000 (12% versus 5% for the prior year third quarter), primarily as a result of the CTC acquisition.

        Cost of materials is impacted by the price of scrap (by-product) paper that we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. For the third quarter of 2000, we recognized a reduction in our cost of materials of $17 million from the sale of by-products, up $7 million from the third quarter a year ago, primarily as a result of higher by-products prices.

        Gross profit for the first nine months of 2000 fell by 1% to $817 million, compared with $824 million a year ago. Gross profit rose 6% for the first nine months of 2000, excluding the impact of Stream in 1999. Gross profit as a percentage of net sales fell to 19.6% from 21.2% a year ago, primarily due to less profitable work mix within Financial Services and the expansion of our lower margin Logistics Services segment, which represented a higher proportion of consolidated net sales in the first nine months of 2000 (11% versus 5% a year ago). This decrease in gross margin was partially offset by margin improvements in our core Commercial Print operations (Long-Run Magazines, Catalogs and Inserts as well as Book Publishing Services) due to productivity improvements and higher by-products pricing. The sale of by-products reduced our cost of materials by $50 million in the first nine months of 2000, up $25 million from the first nine months of 1999.

        Selling and administrative expenses for the third quarter of 2000 were $150 million, compared with $164 million a year ago. This represented 10.4% of net sales compared with 11.7% a year ago. Spending reductions and cost containment of $13 million coupled with the elimination of Stream expenses ($16 million) and lower Year 2000-related expenses ($7 million), were partially offset by increased spending to expand into complementary businesses ($10 million), higher investment in information systems infrastructure ($6 million) and recent acquisitions ($6 million).

        Selling and administrative expenses for the first nine months of 2000 fell by 4%, or $19 million, to $452 million, which represented 10.9% of net sales compared with 12.2% a year ago. In addition to cost containment, the decline in the first nine months of the year was primarily a result of the elimination of Stream expenses ($46 million), and lower Year 2000-related expenses ($26 million), partially offset by recent acquisitions ($23 million), higher investment in information systems infrastructure ($15 million) and increased spending to expand into complementary businesses ($20 million).

Summary of Expense Trends

Third Quarter Ended September 30			% Increase
(Thousands of Dollars)	2000	1999	(Decrease)
Cost of materials	$ 459,553	$ 478,455	(4.0%	)
Cost of transportation	133,945	55,461	141.5%
Cost of manufacturing	436,117	447,171	(2.5%	)
Depreciation	81,026	83,038	(2.4%	)
Amortization	15,784	13,620	15.9%
Selling and administrative	149,591	163,965	(8.8%	)
Net interest expense	22,810	23,084	(1.2%	)

Nine Months Ended September 30			% Increase
(Thousands of Dollars)	2000	1999	(Decrease)
Cost of materials	$1,364,533	$1,324,519	3.0%
Cost of transportation	381,055	154,343	146.9%
Cost of manufacturing	1,315,248	1,297,069	1.4%
Depreciation	242,686	242,358	0.1%
Amortization	44,085	36,158	21.9%
Selling and administrative	452,456	471,671	(4.1%	)
Net interest expense	69,912	66,705	4.8%

Nonoperating Items

        Interest expense for the third quarter of 2000 was approximately $23 million, down $0.3 million from a year ago, primarily due to lower debt levels as a result of the suspension of our share repurchase activity.

        Other income, net, for the third quarter of 2000 was $16 million, up $11 million from the same period a year ago. This increase was primarily due to a pretax gain of $13 million from the sale of shares received from the demutualization of John Hancock Mutual Life Insurance Company, our basic life insurance carrier.

        Interest expense for the first nine months of 2000 was approximately $70 million, up $3 million from a year ago. This increase was primarily due to higher average commercial paper levels to fund acquisitions and higher commercial paper interest rates.

        Other income, net, for the first nine months of 2000 was $23 million, up $7 million from the same period a year ago, primarily due to the third quarter demutualization gain noted above. This gain was partially offset by additional foreign currency transaction losses ($4 million).

Discontinued Operations

        For the nine months ended September 30, 1999, we recorded a pretax loss from discontinued operations of $5 million ($3 million after-tax) related to our remaining 86% investment in Corporate Software & Technology (CS&T), a software distribution business. Our ownership interest in CS&T resulted from the restructuring of our 80%-owned investment in Stream International Holdings, Inc. (SIH) in December 1997. In addition to CS&T, SIH held investments in Stream, which provided outsource technical support services, and Modus Media International (MMI), a manufacturing and fulfillment business (refer to “ Divestitures”). As of December 1997, we had converted our equity and debt positions in CS&T to 86% of the common stock of CS&T.

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

        In November 1999, we sold 93% of our investment in the common stock of Stream to a group led by Bain Capital for approximately $96 million in cash. We recognized a pretax gain of $40 million and a tax benefit of $35 million (total of $75 million after-tax) from this transaction. The tax benefit in 1999 was recognized because of our ability to carry back the capital tax losses generated from the sale of Stream to years 1996 through 1998. We now have a 6% investment in Stream, representing the remaining 7% of our original 87% interest, that has been reflected in other noncurrent assets as of September 30, 2000 and December 31, 1999. For reporting purposes, Stream was consolidated in our financial results until November 1999.

        Our 87% ownership interest in Stream for the three and nine months ended September 30, 1999 represented approximately $57 million and $169 million, respectively, in net sales/value-added revenue; $18 million and $52 million, respectively, in gross profit; and $2 million and $5 million, respectively, in earnings from operations. The impact on net income for the three and nine months ended September 30, 1999 from Stream was approximately $1 million and $3 million, respectively, or $0.01 and $0.02, respectively, per diluted share.

        In October 1999, we sold our remaining investment in nonvoting preferred stock of MMI for approximately $60 million ($47 million in cash and a $13 million promissory note due no later than October 2002). The promissory note is interest-bearing at 9.5% per annum, payable quarterly. We recognized both a pretax and after-tax gain of $3 million from this transaction.

        As a result of these divestitures and the sale of CS&T (refer to “Discontinued Operations”), we generated approximately $77 million in refundable income taxes, of which $69 million was received in July 2000, from the carryback of tax losses. The remainder will be applied as a reduction to future federal and state tax payments.

        In June 2000, we sold our interest in RRD India and its wholly-owned subsidiary, Tata Donnelley Ltd., to Tata Sons Limited for approximately $12.5 million in cash; there was no gain or loss recognized from this transaction.

Changes in Financial Condition

Liquidity and Capital Resources

        Net cash provided by operating activities in the first nine months of 2000 totaled $506 million, up $107 million from the prior year. This increase was primarily driven by the receipt of a $69 million tax refund in July 2000 related to the sales of MMI, CS&T and Stream. Cash flow from operations in 1999 was also negatively impacted by payment of $22 million in the third quarter for settlement of claims made by the U.S. Attorney and the U.S. Postal Service related to postage due for reorders over a 10-year period ending August 1999.

        Capital expenditures during the first nine months of 2000 totaled $181 million compared with $198 million a year ago. Spending was directed principally to investments in productivity and international expansion. Full-year 2000 capital spending is expected to be under $300 million in support of selected opportunities, including expansion of our Poland operations and a new directory plant in Flaxby, England, as well as investments to standardize and upgrade systems company wide. Management believes that the company’s cash flow and borrowing capacity are sufficient to fund current operations and growth.

        In February 2000, we purchased CTC, which approximately doubled the size of our Logistics Services business and expanded our distribution capabilities (refer to Note 9). During the first nine months of 2000, we also acquired Dallas-based Omega Studios, known for producing high-quality digital photography, turnkey creative concept, layout design and desktop publishing services; the Florida financial printer EVACO; the Seattle-based premedia provider Iridio, Inc.; and a leading Brazilian book printer Circulo do Livro. In addition, we invested in Noosh, Inc., a business-to-business Internet-based service designed to improve the process of buying, selling and managing print.

        In March 1999, we purchased the financial printing unit of Cadmus Communications. The purchase included the assets and operations of five service centers in Baltimore, Charlotte, Raleigh, Richmond and New York, as well as a print-on-demand and fulfillment facility in Charlotte and selected software products. In April 1999, we purchased the net assets of the Communicolor division of the Standard Register Company. During the first nine months of 1999, we also purchased the net assets of the Brazilian book printer Hamburg Gráfica Editora; the net assets of a California-based transportation company, Freight Systems Inc.; and a 30% equity investment in an Internet website design firm, Multimedia Live.

        Net cash provided by borrowings during the first nine months of 2000 decreased $316 million over the same period from a year ago due to lower share repurchase activity in 2000, as well as higher cash flows from operations. At September 30, 2000, we had an unused revolving credit facility of $425 million with a number of banks. This credit facility provides support for the issuance of commercial paper and other credit needs.

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

        For the nine months ended September 30, 2000, spending on our Year 2000 initiative was $3.7 million, of which $1.4 million was reflected in administrative expense and the remainder in cost of sales. We spent $10.4 million and $41.5 million, respectively, on Year 2000 costs for the three and nine months ended September 30, 1999, of which $6.5 million and $27.1 million, respectively, was reflected in administrative expense and the remainder in cost of sales. These expenses do not include costs capitalized with respect to our information and technology infrastructure upgrade and standardization initiatives. As internal resources completed their Year 2000 assignments, they were reallocated to technology projects that had been deferred, as well as to other productivity projects. These projects are expected to improve our ability to share information across the company, make informed decisions rapidly and enhance future productivity.

Other Information

        Share Repurchase—In September 1999, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. The program includes shares purchased for issuance under various stock option plans. During the first quarter of 2000, we purchased approximately 0.9 million shares, at an average price of $23.75. We suspended the program to allow for a broad review of strategic alternatives.

        Technology—We remain a technology leader, investing in print-related technologies such as computer-to-plate and digital printing, Internet-based business models such as Red Rover Digital, and Internet-enabled services such as SENDD™ and ImageMerchant™ (see below for a description of these services). We are focused on investing in technologies that contribute to our financial performance and help us deliver products, services and solutions that are valued by our customers.

        During 1999 and the first nine months of 2000, we received recognition for our technology leadership from both eWeek (formerly PC Week) and Information Week. Among all U.S. companies, we were named:

•	#3 of the most innovative media and entertainment company users of information technology (Information Week, September 11, 2000)

•	#19 of the top 100 Innovators in E-Business Networking (eWeek, May 8, 2000)

•	#66 of the top 500 e-business leaders (PC Week, November 15, 1999)

•	#82 of the top 500 leading IT innovators (Information Week, September 11, 2000)

        Red Rover Digital, SENDD, ImageMerchant, Digital Print and E-Books—During the second quarter of 2000, we launched Red Rover Digital, Inc. (Red Rover), a wholly-owned subsidiary, formerly our Online Services division. Red Rover is a leading Internet professional services firm that delivers a full spectrum of integrated solutions to enhance its clients’ businesses, brands and customer relationships. Red Rover provides digital communications and commerce solutions to merchants and publishers, helping them maximize content to foster enduring, profitable customer relationships. Content includes the words, images, product information, sound and video that capture and convey our customers’ brands to the market place.

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

        In our premedia service centers, increased digitization allows us to create, prepare, and manage customer content and distribute it via various communication media, including print and the Internet. We have developed technology that allows a customer to securely archive its digital content in an R.R. Donnelley database and access it at all times via the Internet so that it can be repurposed for multiple uses. This ImageMerchant ASP solution allows customers to more effectively manage their media assets. Customer benefits include lower costs, faster production times, high quality and consistent brand messaging because images and content are repurposed rather than recreated.

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

        In addition to paper and postage costs, consumer confidence and economic growth are key drivers of print demand. A significant change in the economic outlook could affect demand for our products, as evidenced by the recent slowdown in domestic Capital Markets which we expect to continue through the end of the year.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign exchange rates. However, we generally maintain more than half of our debt at fixed rates (approximately 64% at September 30, 2000), and our exposure to short-term interest rate fluctuations is not material to the consolidated financial statements as a whole. Our exposure to adverse changes in foreign exchange rates also is immaterial to our consolidated financial statements as a whole, and we occasionally use financial instruments to hedge exposures to foreign exchange rate changes. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. Further disclosure relating to financial instruments is included in the Debt Financing and Interest Expense note in the Notes to Consolidated Financial Statements included in our 1999 Annual Report on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

4	364-Day Credit Agreement dated October 12, 2000 among the Company, the Banks named therein and Bank One, NA, as Administrative Agent

12	Ratio of Earnings to Fixed Charges

27	Financial Data Schedule

        (b) No current report on Form 8-K was filed during the third quarter of 2000.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S / VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

November 13, 2000
Date