Form 10-K405
period 2000-12-31
DONNELLEY R R & SONS CO
filed 2001-03-30
CIK 29669

UNITED  STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4694

R. R. DONNELLEY & SONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1004130 (I.R.S. Employer Identification No.)

77 West Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60601 (ZIP Code)

Registrant’s telephone number—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Common (Par Value $1.25) Preferred Stock Purchase Rights	Name of each exchange on which registered New York, Chicago and Pacific Stock Exchanges New York, Chicago and Pacific Stock Exchanges

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ✓
No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [✓]

        As of February 28, 2001, 119,040,062 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions on February 28, 2001) held by nonaffiliates was $3,377,025,443.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s definitive Proxy Statement dated February 26, 2001, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Industry and Company Overview

        R.R. Donnelley & Sons Company (NYSE:DNY) provides comprehensive, integrated communications services that efficiently and effectively produce, manage and deliver our customers’ content, regardless of the communications medium. While our superior print capabilities remain the foundation of the company, our recent focus on expanding our range of offerings with value-added services allows us to create additional value.

        We provide solutions designed to enhance the effectiveness of our customers’ communications. Our services include:

•
Content creation—to provide creative design services to maximize the impact of communications and improve response rates. In addition to in-house capabilities, alliances with best-in-class providers complement our service offerings.

•
Digital asset management—to help our customers leverage their content to reach end-users through multiple marketing channels. Through our premedia services, we digitally capture content, convert it to the appropriate format and channel it to multiple communications media, including print and the Internet.

•
Production—to drive results for our customers cost-effectively through print or the Internet. Our manufacturing operations around the world offer a full range of capabilities and are networked to produce quickly large printing jobs with identical specifications. We also are able to version printed content to reach targeted audiences. Our Internet services include website production to extend our customers’ brands to the Internet by delivering content and commerce online through our Red Rover Digital (Red Rover) subsidiary.

•
Distribution—to deliver our customers’ words and images efficiently and reliably through print or the Internet. R.R. Donnelley Logistics (Donnelley Logistics) delivers printed products and packages to the U.S. Postal Service (USPS), saving our customers significant time and money. Red Rover offers a full range of services to deliver value, maximize content effectiveness, enhance our clients’ businesses and build their customer relationships via the Internet.

        Our 136-year history as a printing industry leader positions us well for the future. The printing industry is projected to grow along with the communications industry. Print advertising is expected to remain among the most cost-effective ways for our customers to deliver their messages and generate revenue as they use words and images to inform, educate, entertain and sell to their audiences.

        We are confident that print will remain integral to successful marketing given its unique capabilities, such as portability and high-quality graphics that cannot be duplicated by other communications methods. We also believe that the nature of print will evolve. The ability of print to be targeted, timely, flexible and integrated with other communications media will become more critical.

End-Market Descriptions

        We operate primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to targeted audiences. While our manufacturing plants, financial service centers and sales offices are located throughout the United States and selected international markets, the supporting technologies and knowledge base are common. Our locations have a range of production capabilities to serve our customers and end-markets. We manufacture products with the operational goal of optimizing the efficiency of the common manufacturing and distribution platform. As a result, most plants produce work for customers in two or three of our end-markets.

        The following describes the end-markets we serve:

Long-run Magazines, Catalogs and Inserts    R.R. Donnelley is a leader in the North American magazine, catalog and advertising insert markets. These markets are characterized by demand for large, cost-effective print runs with excellent opportunity for differentiation among competitors through services such as premedia and Donnelley Logistics. Our U.S. customers include seven of the top 10 magazine titles, eight of the top 10 consumer catalog companies and eight of the top 10 retailers. Contracts typically span from three to five years.

Telecommunications    R.R. Donnelley is the worldwide leader in the directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies, independent telephone companies such as Sprint, independent directory publishers such as McCleod and Yellow Book, and leading international telecommunications providers such as British Telecom and Shanghai Telephone.

        Directory contracts typically span five to 10 years, with our current major contracts expiring between 2004 and 2009. Deregulation and substantial investment in the global telecommunications industry provide significant growth opportunities. In addition, growth opportunities arise as we work with directory publishers to introduce innovations such as targeted printed directories, website development for small businesses, content for online directories and solutions for the technology and government markets, and as we extend our capabilities worldwide.

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the trade, children’s, religious and educational book segments. We are a key supplier for all of the top 10 U.S. book publishers and we print more than 50% of The New York Times’ adult best-seller titles. We also print one-third of all textbooks used in classrooms in the United States.

        We are one of the leading converters of book publishers’ content to electronic format for electronic books, or e-books, providing services for all major e-book formats. We have converted approximately 1,500 titles to date, including Stephen King’s novella Riding the Bullet, which was distributed only online.

Financial Services    R.R. Donnelley Financial, a leader in the U.S. and international financial services markets, supports the communications needs of corporations and their investment banks as they access the global capital markets. We also are a leading provider of customized communications solutions for investment management, banking, insurance, managed care and pharmaceutical companies.

        Our global service network, manufacturing platform and distribution system give us unique advantages in servicing the capital markets, particularly for large financial deals. For example, the four largest transactions of the 1990s used R.R. Donnelley Financial to communicate their deals. Additionally, we are a leading provider of mutual fund compliance communications. To meet our clients’ needs for accuracy, speed, confidentiality and convenience, we have developed technology for virtual deal management and Internet-enabled inventory management, are experts in EDGAR HTML filings and have integrated database management with content assembly, digital output and multiple-media delivery.

        Our customized communications solutions provide an integrated suite of information management, content assembly and delivery solutions designed to give our clients closer and longer-lasting relationships with their customers. In markets that increasingly see demand for more precise communication with individuals, we believe customized communications solutions are and will continue to be a significant growth opportunity for the company.

International    We have extended our core competencies for high quality print and related services into non-U.S. geographic markets with no pre-existing local solution. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our international operations in Poland, Mexico and South America, where we produce magazines, books and telephone directories, are reported as “International.” Financial Services’ international revenue is included in Financial Services. Directory revenues from China and England are included in Telecommunications.

Specialized Publishing Services    R.R. Donnelley is a leader in providing short-run publishers, catalogers and associations with comprehensive communications solutions. We serve customers with highly targeted audiences and typical production runs from 10,000 to 200,000 copies. We offer full-service and cost-effective solutions for business-to-business and consumer magazine and catalog publishers, as well as journal, association and academic publishers.

RRD Direct    R.R. Donnelley is a leader in the U.S. direct-mail market, offering expertise and a range of services to guide customers smoothly and cost-effectively through direct-marketing projects. Our full-service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. We produce highly personalized and sophisticated direct mail pieces that generate results for our customers.

Premedia    In our premedia services, we leverage digital technologies to effectively create, manage and prepare customer content and distribute it via various communications media, including print and the Internet. We have developed technology that allows customers to securely access their digital content in an Internet-enabled database and repurpose it for multiple uses. These technologies include our ImageMerchant SM ASP (Application Service Provider) service for merchandisers and AdSpring SM ASP service for magazine publishers.

R.R. Donnelley Logistics    R.R. Donnelley is one of the largest users of the USPS, handling approximately 25% of the ground packages and 15% of the magazines delivered by the USPS. No other business partner of the USPS approaches our volume levels in these combined categories. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively is a key differentiator for us.

        Our February 2000 acquisition of CTC Distribution Services L.L.C. (CTC) extended our services by adding package delivery to our established business of delivering printed material (freight services). By leveraging the USPS infrastructure to make the final delivery to households and businesses, we are able to provide more economical logistics services. Through “zone skipping” we are able to obtain greater postal discounts and provide more timely, reliable delivery for our customers. As we complete the integration of CTC and further develop our processes for zone skipping, we are able to bring together our scale, systems and expertise to create logistics services that are valuable to our customers.

        In addition to delivering packages and printed material, we also provide returns management and expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.

Red Rover Digital    This subsidiary (included in the operating segment “Other”) can meet our customers’ Internet needs using a range of services including a full suite of scalable communications and e-commerce solutions. Red Rover implements solutions that deliver value, maximize content effectiveness, enhance our clients’ businesses and build their customer relationships. Services such as strategy, design, editorial, development and production populate sites with content, and provide the end-to-end solutions necessary for businesses to survive on the Internet today. Our partnerships and investments in this arena strengthen our online services offering, expand our solutions and help our customers leverage the power of the Internet to communicate with their audiences.

        R.R. Donnelley operates in two business segments: commercial print and logistics services. Financial and other information relating to these business segments is included in Item 7 and in the “Industry Segment Information” footnote to the consolidated financial statements on page F-19. Geographically, our business is concentrated in the United States, where we have 41 manufacturing plants as of December 31, 2000 that generated $5.1 billion in revenue in 2000. In addition to our U.S. facilities, we operate 13 plants in Mexico, South America, Europe and China. Our international strategy is to create value for our stakeholders by extending our core competencies into new geographic markets that have a need for high-quality print and related services, with no local solution. Information relating to our international operations is included in the “Geographic Area Information” footnote to the consolidated financial statements on page F-21.

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

        Approximately 70% of our total sales are under contracts with customers, with the remainder on a single-order basis.  For some customers, we print and provide related services for different publications under different contracts.  Contracts with our larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. These sales contracts generally provide for price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 10% or more of our sales in 2000.

        The primary raw materials we use in our print businesses are paper and ink. In 2000, we spent approximately $1.9 billion on raw materials. We are a large purchaser of paper and our focus is to improve materials performance and total cost management for our customers, which we believe is a competitive advantage. We negotiate with leading suppliers to maximize our purchasing efficiencies, but we do not rely on any one supplier. We have existing paper supply contracts (at prevailing market prices) to cover substantially all of our requirements through 2001, and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and we believe that we will have adequate supplies in the future. We also coordinate purchasing activity at the local plant and corporate levels to increase economies of scale.

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

        As of December 31, 2000, we had approximately 34,000 employees, of whom more than 9,200 had been our employees for 10 to 24 years and more than 3,200 for 25 years or longer. As of December 31, 2000, we employed approximately 28,000 people in the United States, approximately 1,000, or 3%, of whom were covered by collective bargaining agreements. In addition, we employed approximately 6,000 people in our international operations, 33% of whom were covered by collective bargaining agreements. Of the 28,000 U.S. employees, approximately 1,600 or 6% were employed within our logistics operations.

        We made six acquisitions in 2000 to extend our geographic reach and expand our range of capabilities. In January, we purchased Omega Studios-Southwest, Inc., a photography studio offering digital photography and creative services. In February, we purchased CTC, a consolidator of business-to-home packages; Iridio, Inc., a Seattle-based full-service premedia company; and Evaco Inc., a Florida-based leading financial printer. In July, we purchased Circulo do Livro, a leading Brazilian book printer. In December, we purchased Interactive Dataflow Technology, a Maryland-based application service provider. All of these acquisitions have been accounted for using the purchase method of accounting. We also acquired minority interests in Noosh, Inc., an Internet communications services company, and in several additional start-up businesses. See “Acquisitions and Investments” footnote to the consolidated financial statements on page F-8 for details.

        We made five strategic acquisitions in 1999 consistent with our strategy to speed growth in our high-value businesses. In March, we purchased Cadmus Financial, a financial printer in Charlotte, North Carolina. In April, we purchased the Communicolor division of the Standard Register Company, a provider of personalization services and printer of innovative direct-mail campaigns with two plants located in Hebron, Ohio, and Eudora, Kansas. In May, we purchased Hamburg Gráfica Editora, a Brazilian book printer. In July, we purchased Freight Systems, Inc., a California-based transportation company. In December, we purchased Penton Press, a short-run magazine printing facility in Berea, Ohio. In addition to these acquisitions, we acquired a 30% interest in MultiMedia Live, an Internet Web site design firm, and increased our ownership position in Editorial Lord Cochrane S.A. (Cochrane), the largest printer in Chile, to 99% from 78%. Cochrane also increased its ownership interest in Atlántida Cochrane (located in Argentina) from 50% to 100%.

        We made two small strategic acquisitions in 1998. In October, we purchased Ediciones Eclipse S.A. de C.V., a Mexico City-based printer of retail inserts. In December, we purchased GTE’s St. Petersburg, Florida, directory-printing plant. In addition, we increased our investment in two other international operations. In July, we purchased additional outstanding shares of Cochrane to increase our ownership position to 78% from 55%. In November, we purchased the interests of our partner in our Poland operation, the Polish-American Printing Company, to take 100% ownership.

        In June 2000, we sold our 100% interest in R.R. Donnelley (India) Ltd. and its 25.37%-owned subsidiary, Tata Donnelley Limited, to Tata Sons Limited for approximately $12.5 million in cash.

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

        In April 1998, we sold our interest in Metromail Corporation for $297 million in cash. In July 1998, we sold our interest in Donnelley Enterprise Solutions Incorporated (DESI) for $45 million in cash.

        Special Note Regarding Forward-Looking Statements. Our Annual Report to Shareholders and this Form 10-K are among certain communications that contain forward-looking statements, including statements regarding our financial position, results of operations, market position, product development and regulatory matters. When used in such communications, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our estimates, assumptions, projections and current expectations and are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside our control, including competition with other communications services providers based on pricing and other factors; fluctuations in the cost of paper, other raw materials and fuel we use; changes in postal rates and postal regulations; seasonal fluctuations in overall demand for services; changes in customer demand; changes in the advertising and printing markets; changes in the capital markets that affect demand for financial printing; the financial condition of our customers; our ability to continue to obtain improved operating efficiencies; the general condition of the U.S. economy and the economies of other countries in which we operate; changes in the rules and regulations to which we are subject, including environmental regulation; and other factors set forth in this Form 10-K and other company communications generally. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.    PROPERTIES

        Our corporate office is located in leased office space in a building in Chicago, Illinois. In addition, as of December 31, 2000, we lease or own 50 U.S. facilities, some of which have multiple buildings and warehouses. These facilities encompass approximately 15.7 million square feet. We have 13 plants encompassing approximately 2.0 million square feet in South America, Mexico, Europe and Asia. Of the total manufacturing and warehouse facilities, approximately 17.7 million square feet of space is owned, while the remaining 1.1 million square feet of space is leased. In addition, we have sales offices across the United States, South America, Mexico, Europe and Asia.

ITEM 3.    LEGAL PROCEEDINGS

        On November 25, 1996, a class action was brought against the company in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs sought nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations.

        On June 30, 1998, a class action was filed against the company in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 (Adams, et al. v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the Jones complaint, the Adams plaintiffs are also claiming retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the Jones case.

        On March 7, 2001, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago financial or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. On March 16, 2001, plaintiffs filed a motion seeking reconsideration of the court’s class certification order.

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

        On December 28, 2000, a purported class action was brought against the company and certain of its benefit plans in federal district court in Chicago, Illinois, on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleges that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both in violation of plan documents and ERISA. The complaint seeks recalculation of pension benefits due plaintiffs since their retirement dates, reimbursement of any amounts paid by plaintiffs for medical coverage, interest on the foregoing amounts, as well as a declaration as to the benefits due plaintiffs in the future.

        The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations, and that certain claims of the classes of former employees of the Chicago catalog operations are untimely. On December 20, 2000, in the Jones case the company filed a renewed motion for partial summary judgment on the basis of timeliness, which is pending. Further, with regard to all cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

        In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S. EPA) issued a Notice of Violation against the company, pursuant to Section 113 of the Clean Air Act (the Act). The notice alleges that the company’s facility in Willard, Ohio, violated the Act and Ohio’s State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, the U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against the company. The company responded to the U.S. EPA on March 10, 2000. The company does not believe that any unfavorable result of this proceeding will have a material impact on the company’s financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

EXECUTIVE OFFICERS AND OTHER PRINCIPAL OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company(2)	Officer Since	Business Experience During Past Five Years(2)
Michael B. Allen 41, Executive Vice President(1)	1989	Management responsibilities for Commercial Print
Manufacturing Operations; Strategic Sourcing; Magazine
Publishing Services; and Merchandise Media. Prior experience as President, Retail Services; President, Information Services;
		and President, Book Publishing Services.

Haven E. Cockerham 53, Senior Vice President, Human Resources	1998	Management responsibilities for Compensation; Benefits;
Employee Relations, Diversity and Corporate Human
Resources; Recruiting; and Organizational Capability. Prior
experience as Vice President, Human Resources, at Detroit
Edison Company, a provider of electrical utilities, from
		May 1994 until March 1998.

William L. Davis 57, Chairman of the Board, President and Chief Executive Officer(1)	1997	Management responsibilities as Chairman of the Board,
President and Chief Executive Officer. Prior experience as
Senior Executive Vice President at Emerson Electric Company,
manufacturer of electrical, electronic and related products,
		from January 1993 until March 1997.

Monica M. Fohrman 51, Senior Vice President, General Counsel and Secretary(1)	1988	Management responsibilities for Legal Department, Secretary’s Office and Community Relations.

Joseph C. Lawler 51, Executive Vice President(1)	1995	Management responsibilities for R.R. Donnelley Logistics
Services; RRD Direct; Premedia Technologies; Specialized
Publishing Services; and International Operations. Prior
experience as President, Catalog Services; and President,
		Merchandise Media.

Gregory A. Stoklosa 45, Executive Vice President and Chief Financial Officer(1)	1993	Management responsibilities for Investor Relations; Treasury;
Financial Reporting and Accounting; Financial Planning
and Analysis; Internal Audit; Strategic Cost Management;
and Taxes. Prior management responsibility for Treasury and
		Financial Reporting and Accounting.

Gary L. Sutula 56, Senior Vice President and Chief Information Officer	1997	Management responsibilities for Technology Planning and
Operations and Applications Solutions Delivery. Prior
experience as Senior Vice President and Chief Information
Officer at Transamerica Financial Services, a provider of
international consumer lending services, from June 1994 until
		November 1997.

Michael W. Winkel 55, Executive Vice President, Strategy and Planning(1)	1999	Management responsibilities for Strategy and Planning;
Corporate Development; Red Rover Digital, Inc.; and new
e-business opportunities. Prior experience as Corporate Vice
President responsible for corporate planning and global
operations, and Senior Vice President of the Chemicals Group
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

PART II

ITEM 5.    MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

        As of January 31, 2001, there were 9,458 stockholders of record. Information about the quarterly prices of the common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid during the two years ended December 31, 2000, is contained in the chart below:

			Common Stock Prices
	Dividends Paid		2000		1999
	2000	1999	High	Low	High	Low
First Quarter	$0.22	$0.21	24.31	19.00	43.81	32.13
Second Quarter	0.22	0.21	26.69	20.13	37.94	31.38
Third Quarter	0.23	0.22	26.75	22.13	36.94	27.75
Fourth Quarter	0.23	0.22	27.00	21.38	30.25	22.81
Full Year	0.90	0.86	27.00	19.00	43.81	22.81

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Not Covered by Auditors’ Report)
(Thousands of dollars, except per-share data)

	2000	1999	1998	1997	1996
Net sales	$5,764,335	$5,415,642	$5,217,953	$5,085,811	$5,209,169
Income (loss) from continuing operations	266,900	311,515	374,647	206,525	(71,483)
Loss on disposal of discontinued operations	—	—	—	(60,000)	—
Loss from discontinued operations	—	(3,201)	(80,067)	(15,894)	(86,142)
Net income (loss)*	266,900	308,314	294,580	130,631	(157,625)
Net income (loss) per diluted common share*	2.17	2.38	2.08	0.89	(1.04)
Total assets	3,914,202	3,853,464	3,798,117	4,134,166	4,443,828
Noncurrent liabilities	1,491,093	1,511,743	1,447,852	1,730,047	2,044,818
Cash dividends per common share	0.90	0.86	0.82	0.78	0.74

           * Net income (loss) includes the following one-time items: 2000 gain related to the sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); 1999 gains on the sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share); 1998 gains on the sale of the company’s remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share); 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share); 1996 restructuring and impairment charges of $442 million ($374 million after taxes and minority interest, or $2.45 per diluted share), and gains on partial divestitures of subsidiaries of $80 million ($48 million after-tax, or $0.31 per diluted share).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1.

        In November 1999, we disposed of our entire interest in Corporate Software and Technology Inc. (CS&T). The operating results of this business are shown as a discontinued operation. During November 1999, we also sold 93% of our investment in the common stock of Stream International Inc. (Stream). Stream is consolidated in our financial results prior to the date of disposition. For comparision purposes, summary results of operations for Stream are included in the table below:

Stream Summary Income Statement

IN MILLIONS	2000	1999*	1998
Net sales**	$—	$212	$214
Value-added revenue (VAR)**	—	212	214
Gross profit	—	64	56
Selling and administrative expenses	—	57	56
Earnings (loss) from operations	—	7	(2)

*	Results are through disposition in November 1999.

**	Included in “Other” for End-Market discussion.

        One-Time Items    The following nonrecurring items also affect comparability between years:

        In 2000, income from continuing operations included a one-time non-operating gain related to the sale of shares received from the demutualization of our basic life insurance carrier ($13 million pretax and $8 million after-tax; $0.06 per diluted share).

        In 1999, income from continuing operations included:
•	a gain on the sale of 93% of our interest in Stream ($40 million pretax and $75 million after-tax due to tax benefits from associated tax loss carrybacks; $0.59 per diluted share);
•	a gain on the sale of our interest in Modus Media International (MMI) ($3 million both pretax and after-tax; $0.01 per diluted share); and
•
a provision for income taxes related to corporate-owned life insurance (COLI) ($51 million; $(0.40) per diluted share) (see “Income Taxes” and “Subsequent Events” footnotes to the consolidated financial statements on pages F-14 and F-21, respectively, for more details on COLI).

        In 1998, income from continuing operations included:
•	a gain on the sale of our remaining interest in Metromail Corporation (Metromail) ($146 million pretax and $87 million after-tax; $0.61 per diluted share); and
•	a gain on the sale of our remaining interest in Donnelley Enterprise Solutions Incorporated (DESI) ($23 million pretax and $14 million after-tax; $0.10 per diluted share).

        The following table summarizes the impact of these one-time items:

	Full Year Results			Per Diluted Share
	2000	1999	1998	2000	1999	1998
	In Thousands
Income from continuing operations before one- time items	$258,992	$285,171	$273,305	$2.11	$ 2.20	$ 1.93
Gain from demutualization	7,908	—	—	0.06	—	—
Gain on sale of businesses and investments	—	77,532	101,342	—	0.60	0.71
COLI tax provision	—	(51,188)	—	—	(0.40)	—

Income from continuing operations	$266,900	$311,515	$374,647	$2.17	$ 2.40	$ 2.64
Loss from discontinued operations	—	(3,201)	(80,067)	—	(0.02)	(0.56)

Net income	$266,900	$308,314	$294,580	$2.17	$ 2.38	$ 2.08

        A summary analysis of expense trends is presented below:

	2000	% Change	1999	% Change	1998
	In Millions
Cost of materials	$1,891	0.1%	$1,889	(2.1)%	$1,930
Cost of transportation	568	158.9	220	11.6	197
Cost of manufacturing	1,876	1.6	1,847	7.6	1,716
Depreciation	326	1.0	323	0.1	323
Amortization	64	24.7	51	(3.8)	53
Selling and administrative expenses	598	(4.9)	629	10.3	570
Net interest expense	90	1.7	88	12.8	78

Results of Operations—2000 compared with 1999

Continuing Operations    Net sales increased $349 million, or 6.4%, to $5.8 billion compared with $5.4 billion in 1999. Excluding Stream, net sales increased $561 million, or 10.8%, from 1999. Acquisitions contributed $476 million of the increase in net sales excluding Stream between years. Our most significant acquisition during the year was the purchase of certain net assets of CTC in February 2000. CTC, which is reported as part of our Logistics Services segment, contributed $365 million of net sales in 2000.

        For our Commercial Print segment, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass-through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. Customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation. By measuring value-added revenue, we eliminate the effects of material prices and transportation costs that are largely beyond our control.

        Consolidated value-added revenue was flat between years; excluding Stream, value-added revenue increased $210 million, or 6.8%, to $3.3 billion compared with $3.1 billion in 1999. Acquisitions contributed $136 million of the increase in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During 2000, we recognized a reduction in our cost of materials of $66 million from by-product revenues, which represents an increase of $28 million from 1999.

        Gross profit as a percentage of net sales was 19.1% in 2000 compared with 21.4% in 1999. Excluding Stream, gross margin in 1999 was 21.0%. Our Logistics Services segment, which has lower gross margins than our Commercial Print segment, represented a higher proportion of net sales in 2000 (12% versus 5% in 1999), primarily as a result of the acquisition of CTC. Logistics Services’ gross margin was down significantly in 2000 related to the performance of CTC, as well as higher transportation costs and other operational issues discussed below. Commercial Print’s gross margin increased between years due to the impact of continued productivity initiatives and higher by-products revenues.

        Selling and administrative expenses decreased $31 million, or 4.9%, to $598 million compared with $629 million in 1999. Selling and administrative expenses as a percentage of net sales was 10.4% in 2000 compared with 11.6% in 1999. Spending reductions and cost containment of $10 million, coupled with the elimination of Stream expenses ($57 million) and lower Year 2000-related expenses ($30 million), were partially offset by increased spending to grow new complementary businesses ($23 million), information systems development ($21 million) and recent acquisitions ($22 million).

        Net interest expense increased 1.7% to $90 million in 2000, due to higher average short-term borrowing rates. Other income, net, in 2000 of $23 million included a one-time pretax gain of $13 million from the sale of shares received from the demutualization of our basic life insurance carrier. Excluding one-time items, other income, net, decreased $12 million between years primarily due to lower equity income on investments ($7 million) and foreign currency transaction losses ($5 million). Gain on sale of businesses and investments of $43 million in 1999 included one-time pretax gains on the disposition of Stream ($40 million) and the sale of our interest in MMI ($3 million).

        The following comparisons exclude the impact of one-time items and Stream. Income from continuing operations before income taxes of $421 million decreased 8.0% from 1999. The effective tax rate in both years was 38.5%. Income from continuing operations per diluted share of $2.11 decreased $0.06, or 2.8%, from 1999. The rate of decrease was lower on a per-share basis due to fewer average shares outstanding during 2000. Including one-time items and Stream, income from continuing operations and related diluted earnings per share decreased 14.3% and 9.6%, respectively, from 1999.

Discontinued Operations    Operating results of CS&T were classified as a discontinued operation as of the date of disposal (November 1999), with prior periods restated. In 1999, the pretax loss from this segment was $5 million, or $3 million after-tax ($0.02 per diluted share). There was no gain or loss on sale.

Consolidated Net Income    Excluding one-time items and Stream, net income of $259 million in 2000 decreased 7.0% from $279 million in 1999, while diluted earnings per share decreased 1.9% to $2.11. The rate of decrease was lower on a per-share basis due to fewer average shares outstanding during 2000. Including one-time items and Stream, net income decreased 13.4% while diluted earnings per share decreased 8.8%.

        The following table shows the trends in net sales and value-added revenue by end-market (in millions):

	Net Sales			Value-Added Revenue
	2000	1999	% Change	2000	1999	% Change
Long-run Magazines, Catalogs, and Inserts	$1,873	$1,861	0.7%	$1,158	$1,114	4.0%
Telecommunications	868	869	(0.1)	407	398	2.2
Book Publishing Services	780	775	0.7	533	515	3.5
Financial Services	638	632	1.0	540	526	2.8
International	327	280	16.6	157	134	17.3
Specialized Publishing Services	263	206	27.8	159	129	23.3
RRD Direct	198	192	3.0	107	114	(5.9)
Premedia	111	89	25.0	107	85	25.7

Total Commercial Print	$5,058	$4,904	3.1	$3,168	$3,015	5.1
Logistics Services	691	282	144.7	122	62	97.5
Other	15	230	(93.6)	15	230	(93.6)

Total Net Sales	$5,764	$5,416	6.4	$3,305	$3,307	(0.1)

Operating Results by Continuing Business Segment—2000 Compared with 1999    As discussed more fully in the “Industry Segment Information” footnote to the consolidated financial statements on page F-19, we have two reportable segments: Commercial Print and Logistics Services. Following our acquisition of CTC in February 2000, we now report results from our logistics businesses as a separate business segment within Logistics Services. Previously, results for logistics were included within the Commercial Print segment. Refer to the section “End-Market Descriptions” on page 3 for a discussion of the end markets served by each of these business segments.

        Net sales of our Commercial Print segment increased $154 million in 2000, or 3.1%, from 1999. Net sales for Long-run Magazines, Catalogs and Inserts were up less than 1% from 1999, which reflected strong volume increases and higher paper prices in 2000, offset by a lower volume of pass-through material sales. Paper prices for major grades of paper employed by our long-run market increased an average of 5% between years. Net sales for Telecommunications were flat to 1999, as an increase in directory volumes was offset by a reduction in nondirectory work (for example, the platform produced work for Financial Services in 1999). Net sales for Book Publishing were flat to 1999, driven by higher volumes within the consumer and educational markets, offset by lower pass-through material sales. Net sales for Financial Services were up 1.0% in 2000, driven by increased volume in international capital markets. During 2000, we derived 25% of our capital markets sales from international; our international capital markets volume increased 56% from 1999. Due to weakness in the U.S. capital markets for much of 2000, our U.S. capital markets sales were down 12% from 1999.

        Net sales of our Logistics Services segment of $691 million in 2000 included $365 million from the acquisition of CTC, which added package delivery to our established business of delivering printed materials. Excluding CTC, net sales of our print logistics business increased $44 million, or 15.6%, from 1999, driven almost entirely by higher freight services volume, despite a small decline in expedited services volume.

        Value-added revenue for the Commercial Print segment increased $153 million, or 5.1%, from 1999. Excluding the impact of acquisitions, value-added revenue for Commercial Print increased 2.6%, primarily due to strong volume increases in Long-run Magazines, Catalogs and Inserts and higher by-product revenues. Incremental revenues from by-products for Commercial Print increased value-added revenue by 1.0% between years. Value-added revenue for the Logistics Services segment of $122 million in 2000 included $59 million from CTC. Excluding CTC, value-added revenue of our print logistics business increased 2.9% from 1999.

        Earnings from operations for the Commercial Print segment were down less than 1% between years. Our traditional print businesses (long-run and book) had strong volume increases and productivity gains in 2000, particularly during the first half, and higher income from by-products. Earnings from operations were hurt during the second half by escalating energy and healthcare costs, and higher employee turnover at several of our plants. For the full year, earnings from operations were affected negatively by Financial Services and RRD Direct, our direct mail operation. Financial Services was hard hit by the U.S. capital markets slow-down. RRD Direct’s volume declined as a result of a decrease in sweepstakes and credit card solicitations.

        In both Financial Services and RRD Direct, we have taken direct action to address these earnings shortfalls. This included closing two unprofitable production facilities in 2000 for which we incurred a pretax charge of $9 million. In the fourth quarter, we reorganized RRD Direct’s sales and marketing efforts. We also made substantial progress addressing operational issues that arose following a consolidation of two of our direct mail facilities. We are continuing to review the cost structure of Financial Services in light of uncertainty in U.S. capital markets.

        Our Logistics Services segment incurred a loss from operations of $14 million in 2000, equal to CTC’s loss for the year. CTC was affected negatively in 2000 by low price levels in response to competition, the impact of low-margin work and new facility start-up costs. In order to increase volume and drive deeper penetration of the postal system (closer to the final destination), CTC delivered packages for a number of large mailers at price levels that proved to be unprofitable. Levels of this low-margin work peaked during the fourth quarter and negatively affected results. We will be taking actions in 2001 to adjust work mix and begin to restore profitability to these operations.

        Excluding CTC, earnings from operations of our print logistics business were break-even in 2000, down
$8 million from 1999, with the majority of the shortfall occurring in the fourth quarter of 2000. This decrease was driven by higher transportation costs, primarily due to increased carrier and fuel costs and start-up problems following expansion of our Northeast distribution facility. Despite higher freight services volume, transportation costs were up 7% between years on an average per-unit basis. We have taken actions to resolve the start-up issues noted, and will be instituting price increases and other measures to improve profitability.

        Earnings (loss) from operations within the “Other” operating segment include losses of $28 million and
$8 million in 2000 and 1999, respectively, to grow complementary businesses, including Red Rover.

Results of Operations—1999 compared with 1998

Continuing Operations    Net sales increased $198 million, or 3.8%, to $5.4 billion in 1999 compared with $5.2 billion in 1998. Acquisitions contributed $162 million of the increase in net sales between years. Significant acquisitions in 1999 included the Communicolor division of the Standard Register Company and certain net assets of Cadmus Financial (Cadmus), both included in the Commercial Print segment.

        Consolidated value-added revenue increased $216 million, or 7.0%, to $3.3 billion in 1999 compared with $3.1 billion in 1998. Acquisitions contributed $101 million of the increase in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During 1999, we recognized a reduction in our cost of materials of $38 million from by-product revenues, which represents an increase of $8 million, or 26%, from 1998.

        Gross profit as a percentage of net sales was 21.4% in 1999 compared with 20.3% in 1998. The improved gross margin between years reflected primarily the impact of our productivity programs such as six sigma and process variability reduction within the Commercial Print segment.

        Selling and administrative expenses increased $59 million, or 10.3%, to $629 million in 1999 compared with $570 million in 1998. Selling and administrative expenses as a percentage of net sales was 11.6% in 1999 compared with 10.9% in 1998. In addition to volume-related increases, the majority of the increase in expense was due to acquisitions ($17 million), increases in Financial Services to build its sales force ($15 million), Premedia expansion ($7 million) and corporate initiatives to build capabilities ($17 million), partially offset by lower Year 2000 expenses ($9 million).

        Net interest expense increased $10 million, or 12.8%, to $88 million in 1999 due to higher average debt balances associated with acquisitions and share repurchase programs. Excluding one-time items, other income, net, increased $11 million between years to $21 million in 1999 related to lower COLI expense due to plan experience ($5 million) and lower minority interest expense ($4 million) as we increased our ownership percentage in two majority-owned subsidiaries in 1999. Gain on sale of businesses and investments of
$43 million in 1999 and $169 million in 1998 represents one-time items described above.

        The following comparisons exclude the impact of one-time items: Income from continuing operations before income taxes of $464 million increased 10.3% from 1998. The effective tax rate increased to 38.5% in 1999 from 35.0% due to the phase-out of deductions for interest related to our COLI programs. Income from continuing operations per share of $2.20 increased $0.27, or 14%, from 1998. The rate of increase was higher on a per-share basis due to fewer shares outstanding during 1999. Including one-time items, income from continuing operations and related diluted earnings per share decreased 16.9% and 9.1%, respectively, from 1998.

Discontinued Operations    In 1998, the loss from discontinued operations reflected a pretax impairment charge of $80 million (with no tax benefit, or $0.56 per diluted share) for CS&T.

Consolidated Net Income    Excluding one-time items, net income increased $89 million, or 46%, to $282 million in 1999, while diluted earnings per share increased 59% to $2.18. The rate of increase was higher on a per-share basis due to fewer average shares outstanding. Including one-time items, net income increased 4.7% while diluted earnings per share increased 14.4%.

        The following table shows the trends in net sales and value-added revenue by end-market (in millions):

	Net Sales			Value-Added Revenue
	1999	1998	% Change	1999	1998	% Change
Long-run Magazines, Catalogs, and Inserts	$1,861	$2,036	(8.6)%	$1,114	$1,152	(3.3)%
Telecommunications	869	825	5.3	398	367	8.6
Book Publishing Services	775	746	3.9	515	486	5.9
Financial Services	632	531	19.1	526	445	18.2
International	280	237	18.3	134	118	13.4
Specialized Publishing Services	206	199	3.8	129	130	(0.8)
RRD Direct	192	116	65.2	114	64	77.4
Premedia	89	54	65.2	85	52	65.1

Total Commercial Print	$4,904	$4,744	3.4	$3,015	$2,814	7.2
Logistics Services	282	251	12.6	62	54	14.6
Other	230	223	3.0	230	223	3.0

Total Net Sales	$5,416	$5,218	3.8	$3,307	$3,091	7.0

Operating Results by Continuing Business Segment—1999 compared with 1998    Net sales of our Commercial Print segment increased $160 million in 1999, or 3.4%, from 1998. Excluding the impact of acquisitions, net sales were essentially flat year over year. Net sales for Long-run Magazine, Catalogs and Inserts decreased 8.6% from 1998, which reflected lower paper prices in 1999 and fewer pass-through material sales, partially offset by higher magazine volume. Paper prices for major grades of paper employed by our long-run market decreased an average of 6% between years. Net sales for Telecommunications increased 5.3% between years based on higher directory and nondirectory volume. Net sales for Book Publishing increased 3.9% between years driven by volume increases within the consumer, education and religious markets across both our one-color and four-color platforms, partially offset by lower fulfillment and distribution revenues. Net sales for Financial Services increased 19.1%, due to the Cadmus acquisition (5.6%) and increased capital markets activity, including international.

        Net sales for our Logistics Services segment increased $31 million, or 12.6%, from 1998 driven by volume increases in both freight services and expedited services, which included increased print logistics volume from our Financial Services sector.

        Value-added revenue for the Commercial Print segment increased $201 million, or 7.2%, from 1998. Excluding the impact of acquisitions, value-added revenue for Commercial Print increased 3.6% primarily due to improved volume for Financial Services, Telecommunications, Book Publishing and Premedia. Excluding acquisitions, Financial Services generated strong value-added revenue growth of 12.7% from 1998 driven by increased capital markets activity, including international. Value-added revenue for Logistics Services increased 14.6% from 1998 due to higher volumes and decreased transportation costs through improved carrier management, including more cost-effective routing of deliveries.

        Earnings from operations for the Commercial Print segment increased 5.9% from 1998, driven primarily by higher volume and productivity improvements in our Telecommunications and Book Publishing Services businesses.

        Earnings from operations for the Logistics Services segment increased 24.0% from 1998, driven by higher volumes and more efficient use of our existing transportation and consolidation facility network.

Financial Condition, Liquidity and Capital Resources

        Because of our scale, manufacturing experience and strong customer base, we enjoy stable to growing market share and very strong cash flow from our printing businesses. We will use these cash flows to grow our value-added services and invest in future growth through complementary businesses. If we do not have investment opportunities that generate returns above our cost of capital, we intend to return excess cash to shareholders through share repurchase programs.

Cash Flows from Operating Activities

        Cash flow from operations was $741 million, an increase of $105 million from 1999, primarily due to a tax refund and reduced investment in operating working capital as compared with 1999. The decrease in operating working capital between years was driven primarily by an increase in accrued liabilities in 2000, in part due to our share repurchase activity at year-end ($30 million). The decrease in refundable income taxes between years reflects the receipt of a $69 million tax refund during 2000 related to our fourth-quarter 1999 sales of our investments in Stream, CS&T and MMI. Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) continued to improve to 48 days from 50 days a year ago and 55 days in 1998. The ratio of operating working capital to sales also has continued to improve to 6.1% in 2000 from 6.9% in 1999 and 8.4% in 1998.

        Cash flows from operations decreased by $98 million in 1999 due to higher working capital requirements to support higher volume.

Cash Used in Investing Activities

        Our principal recurring investing activities are capital expenditures to improve the productivity of operations, expand in specific markets and establish new businesses that leverage our distinctive capabilities. In 2000, capital expenditures totaled $237 million, a $39 million decrease from 1999. Spending levels in 2000 continued to reflect our disciplined investment process, which includes evaluating a broad range of alternatives and optimizing the overall manufacturing platform, and our focus on productivity, which tends to result in less costly process-enhancement investments. In 2000, we invested in expanding in selected international markets. We expanded our operations in Poland based on the strong market potential that we see in Eastern and Central Europe. We began operations in a new directory plant in Flaxby, England. We also made systems-related and other improvements throughout the company, which were capitalized. We expect capitalized spending to be below $350 million in 2001.

Acquisitions

        In 2000, we made acquisitions and investments to extend our geographic reach and expand our range of capabilities.

        Acquisitions completed in 2000 included:

•
Omega Studios—Southwest, Inc. (January 2000)—This dedicated photography studio expanded our premedia offerings in digital photography and creative services, and extended our geographic reach to the Southwest.

•
CTC (February 2000)—This mailer of business-to-home packages in the United States more than doubled the revenue of our Logistics Services segment, enhanced our scale and expanded our service offering to include the delivery of packages in addition to printed products.

•
Iridio, Inc. (February 2000)—This full-service premedia company, which provides digital photography, prepress, digital asset management and digital print services, brought us a significant presence in the Pacific Northwest.

•	Evaco, Inc. (February 2000)—This financial printer based in Florida expanded our Financial Services operations in the Southeast, one of our fastest-growing geographic regions.

•
Circulo do Livro (July 2000)—This Brazilian book printer expanded our capabilities to serve the book publishing market and, together with expansion of our Hamburg Gráfica Editora division, made us the largest book printer in South America.

•
Interactive Dataflow Technology, Inc. (December 2000)—This application service provider based in Lanham, Maryland, provides the federal government with secure, customized Internet-based solutions that can help automate print procurement processes.

Divestitures

        See “Divestitures” footnote to the consolidated financial statements on page F-8 for details.

Cash Used for Financing Activities

        Financing activities include net borrowings, dividend payments and share repurchases. Our net borrowings decreased by $153 million in 2000 as we paid down debt with excess cash flow. This included repayment of our 9.125% debentures for $200 million in December 2000. Debt levels increased by $117 million in 1999 as a result of acquisitions, higher capital spending and share repurchase activity, partially offset by strong working capital management and cash generated from the disposition of assets no longer aligned with our strategic priorities.

        Commercial paper is our primary source of short-term financing. On December 31, 2000, we had $195 million outstanding in commercial paper borrowing. In addition, at December 31, 2000, we had a $438 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes our cash flow and borrowing capability are sufficient to fund operations.

Share Repurchase

        We purchased 2.5 million, 11.9 million and 13.2 million shares of our stock in 2000, 1999 and 1998, respectively, for $63 million, $379 million and $544 million, respectively, in privately negotiated or open market transactions. Since 1996, we have spent $1.2 billion to repurchase stock and reduced the number of shares outstanding by 23%.

        Net cash used to repurchase common stock, defined as cash used for share repurchases net of proceeds from stock options exercised, was $22 million in 2000. In 1999, we used $350 million of net cash for share repurchase. In 1998, we used $457 million of net cash for share repurchase.

        A summary of the shares outstanding is presented below:

	2000	1999	1998
	In Thousands
As of December 31
Basic	121,055	123,237	134,322
Dilutive effect	1,629	125	2,754

Total	122,684	123,362	137,076

Full Year Average
Basic	122,323	128,872	139,624
Dilutive effect	770	694	2,241

Total	123,093	129,566	141,865

Dividends

        Dividends to shareholders totaled $110 million in 2000, $111 million in 1999 and $115 million in 1998. In 2000, we increased our dividend by 5%, representing our 30th consecutive annual dividend increase. We have consistently paid a dividend since becoming a public company in 1956.

Financial Condition

        Our financial position remains strong as evidenced by our year-end balance sheet. Our total assets in 2000 were $3.9 billion unchanged from 1999. Average invested capital (total debt and equity, computed on a 13-month average) was $2.4 billion in 2000, unchanged from 1999. Lower income from continuing operations, excluding one-time items, reduced the return on average invested capital to 13.2% from 14.3% a year ago.

        At year-end 2000, the debt-to-capital ratio decreased to 45% from 51% in 1999 and year-end debt-to-total market value decreased to 24% from 28% a year ago. We also consider interest coverage ratios when reviewing our capital structure. Our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA), excluding one-time items, to interest expense, was 10.1 at year-end, compared with 10.5 a year ago.

Other Information

Human Resources

        As of December 31, 2000, approximately 34,000 full-time employees worked for the company. Approximately 82% of our employees work in the United States, and approximately 3% of those are covered by collective bargaining agreements. Of the approximately 6,000 people working in our international operations, 33% are covered by collective bargaining agreements as is customary in those locations.

        Minority and female representation among U.S. professionals, officials and managers during 2000 increased by 7% and 3%, respectively, based on our governmental reporting. Minority representation was 14% among our U.S. professionals, officials and managers while female representation was 35%. Minorities represented 17% of our U.S. workforce and females represented 33%.

Environmental, Health and Safety

        Our business is subject to various laws and regulations governing employee health and safety and environmental protection. Our policy is to comply with all laws and regulations. Our overriding principles are to create sustainable compliance and an injury-free workplace. We do not anticipate that compliance will have a material adverse effect on our competitive or consolidated financial position.

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

        During the transition from 1999 to 2000, all operations were fully supported by trained personnel. Key efforts were focused on four business-critical factors: safety of employees, continuity of production, environmental compliance and reporting, and continuity of systems to support the ability of personnel to continue working (such as the availability of utilities or operation of payroll systems). At the end of the transition, no Year 2000 issues affecting any business-critical factors were reported by any operation. To the extent that date-related issues were reported, they were limited to instances where personnel available at the site were able to promptly correct the issue without interruption to our operations.

        In 2000, we spent $3 million on our Year 2000 initiatives, of which $1 million was reflected in administrative expense and the remainder in cost of sales. In 1999, we spent $49 million, of which $31 million was reflected in administrative expense and the remainder in cost of sales. These expenses do not include costs capitalized with respect to our information and technology infrastructure upgrade and standardization initiatives. As internal resources completed their Year 2000 assignments, they were reallocated to technology projects that had been deferred, as well as to other productivity projects.

Technology

        We remain a technology leader and hold 180 patents in print-related technology, including 20 patents in the emerging area of digital printing. We are a leader in technologies such as computer-to-plate, customer connectivity and digital imaging capabilities, as well as Internet-based services.

        Public recognition from eWeek and Information Week for our technology efforts in 2000 include the following rankings among all U.S. companies:

•	#3 of the most innovative media and entertainment company users of information technology (Information Week, September 11, 2000);

•	#82 of the top 500 leading IT innovators (Information Week, September 11, 2000); and

•	#19 of the top 100 in e-business networking (eWeek, May 8, 2000).

Litigation and Contingent Liabilities

        For a discussion of certain litigation involving the company, see “Commitments and Contingencies” and “Subsequent Events” footnotes to the consolidated financial statements on pages F-10 and F-21, respectively. For a discussion of our corporate-owned life insurance programs, see “Income Taxes” and “Subsequent Events” footnotes to the consolidated financial statements on pages F-14 and F-21, respectively.

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, subsequently amended in June 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—An Amendment of FASB Statement No. 133 and in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—An Amendment of FASB Statement No. 133, which requires that all freestanding derivatives and many derivatives embedded in other contracts be recognized on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value will be recognized currently in earnings or in other comprehensive income if specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that we formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        We have limited transactions that fall under the accounting rules of SFAS No. 133. From time to time we enter into forward contracts to minimize potential transaction losses in non-U.S. entities with nonfunctional currency denominated borrowings, sales or expenses. We also have entered into foreign currency option contracts to minimize potential exchange rate risk due to currency fluctuations on certain non-U.S. dollar denominated purchases.

        The implementation date for accounting for these transactions under SFAS No. 133 is January 1, 2001. We will record the effect of the transition to the new accounting requirements as a change in accounting in the first quarter of 2001. The effect of this change in accounting will not be material to our results of operations or financial position.

Outlook

        The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is intense. Our intent is to differentiate our service offerings so that we are viewed by our customers as a partner that can help them deliver effective and targeted communications in the right format to the right audience at the right time.

        We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices or supply of paper in 2001.

        Postal costs are a significant component of our customers’ cost structures. Changes in postal rates that went into effect in January 2001 are not expected to negatively affect the company. In fact, postal rate increases enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

        The cost of energy affects our operating costs in the Commercial Print segment and transportation costs in Logistics Services. In Logistics Services, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in other energy costs could affect our consolidated financial results.

        In addition, consumer confidence and economic growth are key drivers of demand for our services and a significant change in economic outlook could affect us. The slowdown experienced in U.S. capital markets in the fourth quarter of 2000 has continued into 2001, negatively affecting our Financial Services business. However, growth in demand for customized communications solutions for investment management, banking, insurance, managed care and pharmaceutical companies provides opportunities for our Financial Services business to partially offset the U.S. capital markets slowdown. As we enter 2001, uncertainty in the economy has led certain of our customers in other businesses to indicate that they anticipate flat demand in their end markets.

        In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for the company. Many of our new business initiatives are designed to leverage our distinctive capabilities to participate in the rapid growth in electronic communications. We are a leader in emerging digital printing technologies. Our goal remains to help our customers succeed by delivering effective and targeted communications in the right format to the right audience at the right time. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in growth in shareholder value.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains more than half of its debt at fixed rates (approximately 70% at December 31, 2000), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company’s exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated financial statements of the company as a whole, and the company occasionally uses financial instruments to hedge exposures to foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. For further disclosure relating to financial instruments see “Debt Financing and Interest Expense” footnote to the consolidated financial statements on page F-15.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS

        Information concerning the directors and officers of the company is contained on pages 6 and 10–11 of the company’s definitive Proxy Statement dated February 26, 2001, and is incorporated herein by reference. See also the list of the company’s officers and related information under “Executive Officers and Principal Officers of R.R. Donnelley & Sons Company” at the end of Part I of this annual report.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning director and executive compensation for the year ended December 31, 2000, and, with respect to certain of such information, prior years, is contained on pages 13, 17–20 and 24–26 of the company’s definitive Proxy Statement dated February 26, 2001, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning the beneficial ownership of the company’s common stock is contained on pages
14–16 of the company’s definitive Proxy Statement dated February 26, 2001, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements
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
(b) Reports on Form 8-K
No current Report on Form 8-K was filed during the quarter ended December 31, 2000.
(c) Exhibits
The exhibits listed on the accompanying index (pages E-1 through E-2) are filed as part of this annual report.
(d) Financial Statements omitted—
Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30 th day of March 2001.

R.R. DONNELLEY & SONS COMPANY

/S / VIRGINIA L. SEGGERMAN
By
Virginia L. Seggerman
Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30 th day of March 2001.

Signature and Title

/S /    WILLIAM L. DAVIS
William L. Davis
Chairman of the Board, President and
Chief Executive Officer, Director
(Principal Executive Officer)

/S /    GREGORY A. STOKLOSA
Gregory A. Stoklosa
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S /    VIRGINIA L. SEGGERMAN
Virginia L. Seggerman
Vice President and Controller
(Principal Accounting Officer)

/S /    JOSEPH B. ANDERSON , JR .
Joseph B. Anderson, Jr.
Director

/S /    MARTHA LAYNE COLLINS
Martha Layne Collins
Director

/S /    JAMES R. DONNELLEY
James R. Donnelley
Director

/S /    JUDITH H. HAMILTON
Judith H. Hamilton
Director

Signature and Title

/S /    THOMAS S. JOHNSON
Thomas S. Johnson
Director

/S /    GEORGE A. LORCH
George A. Lorch
Director

/S /    OLIVER R. SOCKWELL
Oliver R. Sockwell
Director

/S /    BIDE L. THOMAS
Bide L. Thomas
Director

/S /    STEPHEN M. WOLF
Stephen M. Wolf
Director

ITEM 14(a). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Thousands of Dollars, Except Per-Share Data

	Year Ended December 31
	2000	1999	1998
Net sales	$5,764,335	$5,415,642	$5,217,953
Cost of sales	4,665,472	4,256,635	4,159,756

Gross profit	1,098,863	1,159,007	1,058,197
Selling and administrative expenses	597,823	628,580	569,779

Earnings from operations	501,040	530,427	488,418
Other income (expense):
Interest expense	(89,639)	(88,164)	(78,166)
Gain on sale of businesses and investments	—	42,835	168,903
Other, net	22,583	21,431	10,217

Earnings from continuing operations before income taxes	433,984	506,529	589,372
Income taxes	167,084	195,014	214,725

Income from continuing operations	266,900	311,515	374,647

Loss from discontinued operations, net of income taxes	—	(3,201)	(80,067)

Net Income	$ 266,900	$ 308,314	$ 294,580

Income from Continuing Operations per Share of Common Stock
Basic	$ 2.18	$ 2.41	$ 2.68
Diluted	2.17	2.40	2.64
Loss from Discontinued Operations per Share of Common Stock
Basic	$ —	$ (0.02)	$ (0.57)
Diluted	—	(0.02)	(0.56)
Net Income per Share of Common Stock
Basic	$ 2.18	$ 2.39	$ 2.11
Diluted	2.17	2.38	2.08

See accompanying Notes to Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Thousands of Dollars, Except Share Data

	December 31
	2000	1999
Assets
Cash and equivalents	$ 60,873	$ 41,873
Receivables, less allowances for doubtful accounts of $20,016 in 2000 and $15,461 in 1999	882,486	865,305
Inventories	188,745	194,312
Prepaid expenses	74,345	51,781
Refundable income taxes	—	76,579

Total Current Assets	1,206,449	1,229,850

Net property, plant and equipment, at cost, less accumulated depreciation of $3,040,871 in 2000 and $2,822,737 in 1999	1,620,592	1,710,669
Goodwill and other intangibles, net of accumulated amortization of $266,014 in 2000 and $217,616 in 1999	520,242	397,983
Other noncurrent assets	566,919	514,962

Total Assets	$3,914,202	$3,853,464

Liabilities
Accounts payable	$ 387,495	$ 334,389
Accrued compensation	184,668	175,590
Short-term debt	271,640	419,555
Current and deferred income taxes	43,484	10,894
Other accrued liabilities	303,274	263,035

Total Current Liabilities	1,190,561	1,203,463

Long-term debt	739,190	748,498
Deferred income taxes	233,505	252,884
Other noncurrent liabilities	518,398	510,361

Total Noncurrent Liabilities	1,491,093	1,511,743

Shareholders’ Equity
Common stock at stated value ($1.25 par value) Authorized shares: 500,000,000; Issued: 140,889,050 in 2000 and 1999	308,462	308,462
Retained earnings	1,666,936	1,521,474
Accumulated other comprehensive income	(74,126)	(64,154)
Unearned compensation	(6,752)	(6,222)
Reacquired common stock, at cost	(661,972)	(621,302)

Total Shareholders’ Equity	1,232,548	1,138,258

Total Liabilities and Shareholders’ Equity	$3,914,202	$3,853,464

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of Dollars

	Year Ended December 31
	2000	1999	1998
Cash flows provided by (used for) operating activities:
Net income	$ 266,900	$ 308,314	$ 294,580
Loss from discontinued operations, net of tax	—	3,201	80,067
Gain on sale of businesses and investments, net of tax	—	(77,532)	(101,342)
Depreciation	326,349	323,009	322,680
Amortization	64,053	51,373	53,391
Gain on sale of assets	(5,952)	(6,524)	(13,446)
Net change in operating working capital	(16,533)	(27,915)	68,848
Net change in other assets and liabilities	107,426	41,829	47,935
Other	(1,658)	19,562	(19,878)

Net Cash Provided by Operating Activities	740,585	635,317	732,835

Cash flows provided by (used for) investing activities:
Capital expenditures	(237,107)	(275,826)	(225,222)
Other investments including acquisitions, net of cash acquired	(224,511)	(222,066)	(91,184)
Disposition of assets	23,401	7,837	26,498
Disposition of business and investments, net of tax	—	135,664	274,079

Net Cash Used For Investing Activities	(438,217)	(354,391)	(15,829)

Cash flows provided by (used for) financing activities:
Net increase (decrease) in borrowings	(152,946)	116,621	(155,545)
Disposition of reacquired common stock	10,314	22,591	82,710
Acquisition of common stock	(32,421)	(372,403)	(539,434)
Cash dividends paid	(110,268)	(111,133)	(114,898)

Net Cash Used for Financing Activities	(285,321)	(344,324)	(727,167)

Effect of exchange rate changes on cash and equivalents	1,953	(1,460)	(592)

Net Increase (Decrease) in Cash and Equivalents from Continuing Operations	19,000	(64,858)	(10,753)

Net Increase in Cash from Discontinued Operations	—	40,505	29,165

Net Increase (Decrease) in Cash and Equivalents	19,000	(24,353)	18,412

Cash and Equivalents at Beginning of Year	41,873	66,226	47,814

Cash and Equivalents at End of Year	$ 60,873	$ 41,873	$ 66,226

Changes in operating working capital, net of acquisitions and divestitures:

	2000	1999	1998
Decrease (increase) in assets:
Receivables—net	$ (8,889)	$(15,860)	$(27,041)
Inventories—net	3,761	(1,814)	18,846
Prepaid expenses	(21,857)	7,664	19,674
Increase (decrease) in liabilities:
Accounts payable	10,850	(7,651)	37,352
Accrued compensation	9,146	(10,274)	30,049
Other accrued liabilities	(9,544)	20	(10,032)

Net Change in Operating Working Capital	$(16,533)	$(27,915)	$ 68,848

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Thousands of Dollars, Except Share Data

	Common Stock		Reacquired Common Stock		Unearned Compensation Restricted Stock	Retained Earnings	Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	150,889,050	$320,962	(5,771,220)	$(202,675)	$(9,414)	$1,528,406	$(45,782)	$1,591,497

Net income						294,580		294,580
Translation adjustments							(9,268)	(9,268)

Comprehensive income								285,312
Treasury stock purchases			(13,196,393)	(543,743)				(543,743)
Cash dividends						(114,898)		(114,898)
Common shares issued under stock programs			2,400,991	78,444	3,296	970		82,710
Common shares retired	(10,000,000)	(12,500)	10,000,000	395,924		(383,424)		—

Balance at December 31, 1998	140,889,050	$308,462	(6,566,622)	$(272,050)	$(6,118)	$1,325,634	$(55,050)	$1,300,878

Net income						308,314		308,314
Translation adjustments							(8,613)	(8,613)
Minimum pension liability adjustment							(491)	(491)

Comprehensive income								299,210
Treasury stock purchases			(11,850,254)	(379,074)				(379,074)
Cash dividends						(110,078)		(110,078)
Common shares issued under stock programs			765,231	29,822	(104)	(2,396)		27,322

Balance at December 31, 1999	140,889,050	$308,462	(17,651,645)	$(621,302)	$(6,222)	$1,521,474	$(64,154)	$1,138,258

Net income						266,900		266,900
Translation adjustments							(8,696)	(8,696)

Minimum pension liability adjustment							(1,276)	(1,276)

Comprehensive income								256,928
Treasury stock purchases			(2,502,003)	(62,684)				(62,684)
Cash dividends						(110,268)		(110,268)
Common shares issued under stock programs			320,018	22,014	(530)	(11,170)		10,314

Balance at December 31, 2000	140,889,050	$308,462	(19,833,630)	$(661,972)	$(6,752)	$1,666,936	$(74,126)	$1,232,548

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

        Basis of Consolidation—The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income (loss) of consolidated subsidiaries ($0.2 million, $0.6 million, and $4.5 million of expense in 2000, 1999 and 1998, respectively) are included in other expense in the Consolidated Statements of Income. Intercompany items and transactions are eliminated in consolidation. The company held investments in unconsolidated affiliates of $39 million at both December 31, 2000 and 1999.

        Nature of Operations—The company provides a wide variety of print and print-related services and products for customers. The company also provides logistics and distribution services for its print customers and other mailers. Approximately 70% of the company’s business was under contract in 2000. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases the paper and resells it to the customer.

        Cash and Equivalents—The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

        Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 81% and 74% of the inventories at December 31, 2000 and 1999, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

        Long-lived Assets—Long-lived assets are comprised of property, plant and equipment and intangible assets. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared with the carrying value to determine whether an impairment exists, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

•
Property, plant and equipment—Property, plant and equipment are carried at cost and depreciated primarily on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 33 years for buildings and from three to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

•
Intangibles—Goodwill ($370 million and $212 million, net of accumulated amortization, at December 31, 2000 and 1999, respectively) is amortized on a straight-line basis over periods ranging from 10 to 40 years. Other intangibles represent primarily the costs of acquiring print contracts and volume guarantees and are amortized over the periods in which benefits will be realized.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Software Costs—Software development costs for internal use are accounted for in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

        Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Comprehensive Income—In 1998, the company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, minimum pension liability adjustments and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity. The adoption of SFAS No. 130 had no impact on total shareholders’ equity.

        Reclassifications—Certain prior-year amounts have been reclassified to conform to the 2000 presentation. This includes a restatement of net sales to reflect Donnelley Logistics’ sales on a gross basis in accordance with the Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, with transportation costs being included as a component of cost of sales. Previously, net sales were shown net of transportation costs. The effect of this change was to increase both net sales and cost of sales by $232 million and $200 million in 1999 and 1998, respectively. There was no impact on gross profit or earnings from operations.

Discontinued Operations

        During 1996, Stream International Holdings, Inc. (SIH), an 80%-owned equity investment of the company, reorganized into three independent businesses: Stream International, a provider of outsource technical support services; Corporate Software & Technology (CS&T), a software distribution business; and Modus Media International (MMI), a global manufacturing and fulfillment business. CS&T and MMI comprised substantially all of the company’s investment and net income in SIH.

        On December 15, 1997, SIH’s businesses became separate companies and the company’s ownership interest in SIH was restructured. The company converted its equity and debt positions in Stream International into 87% of the common stock of that business. Additionally, the company converted its equity and debt positions in CS&T into 86% of the common stock of CS&T and sold its equity and debt positions in MMI for nonvoting preferred stock of MMI.

        In connection with the company’s planned disposition of CS&T, the company reported its interest in CS&T as discontinued operations at December 31, 1997. The company’s interest in MMI was reported as discontinued operations through December 15, 1997, when its interest was restructured. Thereafter, the company’s investment in MMI was classified in other noncurrent assets through its date of disposition in October 1999.

        During 1998, the company recorded an $80 million impairment charge (with no associated tax benefit) related to the write-down of goodwill at CS&T. The $80 million charge was classified as a loss from discontinued operations in 1998. The net assets of CS&T were classified as net assets of discontinued operations at December 31, 1998.

        During 1999, the company recorded a pretax loss from discontinued operations of $5 million ($3 million after-tax). In November 1999, the company sold its entire interest in CS&T to the management of CS&T for cash proceeds of approximately $41 million. There was no gain or loss recognized from this transaction in 1999.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        See “Divestitures” footnote below for more details with respect to MMI and Stream International. Also included in the “Divestitures” footnote is a discussion of the tax impact from the sale of the three Stream-related businesses and investments.

Divestitures

        In June 2000, the company sold its 100% interest in R.R. Donnelley (India) Ltd. and its 25.37%-owned subsidiary, Tata Donnelley Limited, to Tata Sons Limited for approximately $12.5 million in cash; there was no gain or loss recognized from this transaction.

        In October 1999, the company sold its investment in MMI, which consisted of 9.50% Series Senior Cumulative Preferred shares, for a total of approximately $60 million ($47 million in cash and a $13 million promissory note due no later than October 2002). The promissory note is interest-bearing at 9.5% per annum, payable quarterly. The company recognized both a pretax and after-tax gain of $3 million from this transaction.

        In November 1999, the company sold 93% of its investment in the common stock of Stream International to a group led by Bain Capital for approximately $96 million in cash. The company recognized a pretax gain of $40 million and a tax benefit of $35 million (total of $75 million after-tax) from this transaction. The tax benefit in 1999 was recognized because of the company’s ability to carry back the capital tax losses generated from the sale of Stream International to years 1996 through 1998.

        The total pretax gain ($43 million) in 1999 from the sales of the company’s investments in MMI and Stream International is included in gain on sale of businesses and investments. These sales resulted in an after-tax gain of $78 million ($0.60 per diluted share), prior to a $51 million charge ($0.40 per diluted share) in the fourth quarter of 1999 to record an additional tax provision related to the company’s corporate-owned life insurance (COLI) program. See “Income Taxes” on page F-14 for more details.

        As a result of the company’s sales in 1999 of CS&T (see “Discontinued Operations”footnote on page F-7 for more details) and Stream International and the sale of its investment in MMI, the company generated approximately $77 million in refundable income taxes, of which $69 million was received in July 2000, from the carryback of tax losses. The remainder will be applied as a reduction to future federal and state tax payments.

         In April 1998, the company received $297 million in cash, or approximately $238 million after-tax, from the sale of its remaining 38% interest in Metromail Corporation. The company recognized a pretax gain of $146 million ($87 million after-tax) from this transaction.

        In July 1998, the company received $45 million in cash, or approximately $36 million after-tax, from the sale of its remaining interest in Donnelley Enterprise Solutions Incorporated. The company recognized a pretax gain of $23 million ($14 million after-tax) from this transaction.

Acquisitions and Investments

        During February 2000, the company acquired certain net assets of CTC Distribution Services L.L.C. (CTC), one of the largest shippers of business-to-home packages in the United States, for approximately $160 million, net of cash acquired. CTC, formerly headquartered in Minneapolis, Minnesota, has 18 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon estimated fair values at the date of the acquisition. Goodwill from this transaction of approximately $153 million, based upon the preliminary purchase price allocation, is being amortized over a
20-year period.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During 2000, the company also acquired certain net assets of Omega Studios-Southwest, Inc., a photography studio offering digital photography and creative services; Iridio, Inc., a Seattle-based full-service premedia company; Evaco, Inc., a Florida-based leading financial printer; Circulo do Livro, a leading Brazilian book printer; and Interactive Dataflow Technology, Inc., a Maryland-based application service provider. All of these acquisitions have been accounted for using the purchase method of accounting. In 2000, the company also acquired minority interests in Noosh, Inc., an Internet communications services company, and in several additional start-up businesses. Excluding CTC, the aggregate cost of these acquisitions and investments in 2000 was $57 million.

        During 1999, the company acquired certain net assets of Cadmus Financial, a financial printer; the Communicolor division of the Standard Register Company, a provider of personalization services and printer of innovative direct-mail campaigns; Hamburg Gráfica Editora, a Brazilian book printer; Freight Systems, Inc., a California-based transportation company; and Penton Press, a short-run magazine printing facility. All of these acquisitions have been accounted for using the purchase method of accounting. In 1999, the company also acquired a 30% interest in MultiMedia Live, an Internet consulting firm, and increased its ownership position in Editorial Lord Cochrane S.A. (Cochrane) to 99% from 78%. In addition, Cochrane also increased its ownership interest in Atlántida Cochrane (Argentina) in 1999 from 50% to 100% through the assumption of its debt. The aggregate cost of these acquisitions and investments in 1999 was $199 million. Upon finalization of the purchase price allocation, these acquisitions resulted in goodwill of $58 million, which is being amortized over periods of up to 20 years.

         During 1998, the company acquired Ediciones Eclipse S.A. de C.V., a Mexico City-based printer of retail inserts; and a directory-printing plant in St. Petersburg, Florida. Both of these acquisitions have been accounted for using the purchase method of accounting. In 1998, the company also increased its ownership position in Cochrane to 78% from 55% and increased its ownership position in the Polish-American Printing Company to 100% from 51%. The aggregate cost of these acquisitions and investments was $69 million in 1998.

        The company also increased its investment in affordable housing by $8 million, $23 million and $22 million in 2000, 1999 and 1998, respectively.

Inventories

        The components of the company’s inventories were as follows:

	December 31
	2000	1999
	In thousands
Raw materials and manufacturing supplies	$131,803	$125,014
Work in process	144,927	150,992
Finished goods	2,069	1,388
Progress billings	(39,450)	(39,901)
LIFO reserve	(50,604)	(43,181)

Total	$188,745	$194,312

        For financial reporting purposes, the company recognized LIFO expense of $7.4 million in 2000, LIFO income of $5.2 million in 1999 and LIFO expense of $4.5 million in 1998. The LIFO benefit in 1999 was due to declining costs and lower inventories subject to LIFO, which reduced 1999 cost of sales. The company uses the external-index method of valuing LIFO inventories.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

        The following table summarizes the components of property, plant and equipment (at cost):

	December 31
	2000	1999
	In thousands
Land	$ 38,669	$ 31,779
Buildings	634,524	582,868
Machinery and equipment	3,988,270	3,918,759

Total	$4,661,463	$4,533,406

Commitments and Contingencies

        As of December 31, 2000, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $249 million. Of this total, $106 million has been contractually committed. The company has a variety of commitments with suppliers for the purchase of paper, ink and other materials for delivery in future years at prevailing market prices.

        The company has operating lease commitments totaling $240 million extending through various periods to 2009. The lease commitments total $49 million for 2001, range from $29 million to $43 million in each of the years 2002-2005 and total $48 million for years 2006 and thereafter.

        The company is not exposed to significant accounts receivable credit risk, due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

        On November 25, 1996, a purported class action was brought against the company in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs seek nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations. On August 10, 1999, the district court judge denied the company’s motion for partial summary judgment, holding that the prediscovery record raised a question of fact as to the plaintiffs’ failure to timely file the action. Following discovery, on December 20, 2000, the company filed a renewed motion for partial summary judgment on the basis of timeliness, which is pending.

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

        On December 28, 2000, a purported class action was brought against the company and certain of its benefit plans in federal district court in Chicago, Illinois, on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleges that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both in violation of plan documents and ERISA. The complaint seeks recalculation of pension benefits due plaintiffs since their retirement dates, reimbursement of any amounts paid by plaintiffs for medical coverage, interest on the foregoing amounts, as well as a declaration as to the benefits due plaintiffs in the future.
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

        The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. Further, with regard to all four cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

        In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S. EPA) issued a Notice of Violation against the company, pursuant to Section 113 of the Clean Air Act (the Act). The notice alleges that the company’s facility in Willard, Ohio, violated the Act and Ohio’s State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, the U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against the company. The company responded to the U.S. EPA on March 10, 2000. The company does not believe that any unfavorable result of this proceeding will have a material impact on the company’s financial position or results of operations.

        In addition, the company is a party to certain litigation arising in the ordinary course of business that, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

Retirement Plans

        The company has seven principal retirement plans: the restated Retirement Benefit Plan of R.R. Donnelley & Sons Company (the main R.R. Donnelley retirement plan); an unfunded Supplemental Benefit Plan; the Merged Retirement Income Plan for Employees at R.R. Donnelley Printing Company, L.P. and R.R. Donnelley Printing Company; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation Limited Partnership; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation; the Haddon Craftsman, Inc. Retirement Plan; and the R.R. Donnelley UK Pension Plan.

        The company’s restated Retirement Benefit Plan (the Plan) is a noncontributory defined benefit plan. Substantially all U.S. employees age 21 or older are covered by the Plan. Normal retirement age is 65, but reduced early retirement benefits are paid to fully vested participants at or after age 55. As required, the company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In conjunction with this method, the company amortizes deferred gains and losses (using the corridor method) and prior service costs over the average remaining service life of its active employee population. In addition, a transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation as of January 1, 1987) is amortized over 19 years. For tax and funding purposes, the entry age normal actuarial cost method is used. Plan assets include primarily government and corporate debt securities, marketable equity securities, commingled funds and group annuity contracts purchased from a life insurance company. In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

        In addition to pension benefits, the company provides certain healthcare and life insurance benefits for retired employees. Most of the company’s regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years of continuous service at retirement. The company funds a portion of the liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in life insurance covering some of the company’s employees.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following represents the obligations and plan assets at fair value for the company’s pension and postretirement benefit plans at the respective year-ends:

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
	In Thousands
Benefit obligation at beginning of year	$1,232,803	$1,239,266	$251,714	$240,654
Service cost	53,068	54,220	10,162	7,742
Interest cost	85,309	80,570	17,600	12,067
Plan participants’ contribution	800	659	2,129	1,592
Amendments	—	10,638	(14,679)	(4,223)
Actuarial loss (gain)	32,107	(100,892)	3,699	8,565
Acquisitions/plan initiations/curtailments	—	—	1,791	—
Expected benefits paid	(68,868)	(51,658)	(23,036)	(14,683)

Benefit obligation at end of year	$1,335,219	$1,232,803	$249,380	$251,714

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
	In Thousands
Fair value of plan assets at beginning of year	$1,706,091	$1,671,693	$331,347	$317,586
Actual return on plan assets	193,175	83,776	40,448	13,761
Employer contribution	3,767	1,621	—	—
Plan participants’ contributions	800	659	—	—
Expected benefits paid	(68,868)	(51,658)	(32,881)	—

Fair value of plan assets at end of year	$1,834,965	$1,706,091	$338,914	$331,347

        The funded status of the plans reconcile with amounts on the consolidated balance sheets as follows:

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
	In Thousands
Funded status	$ 499,746	$ 473,288	$89,535	$ 79,633
Unrecognized transition obligation	(53,345)	(64,484)	—	—
Unrecognized net actuarial gain	(192,892)	(185,183)	(75,680)	(65,817)
Unrecognized prior service cost	41,083	44,610	(21,241)	(16,093)
Fourth quarter contribution (payment)	377	956	(666)	(13,092)

Net asset (liability) recognized	$294,969	$ 269,187	$(8,052)	$(15,369)

        Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
	In Thousands
Prepaid benefit cost	$323,235	$291,853	$ —	$ —
Accrued benefit cost	(34,882)	(29,100)	(8,052)	(15,369)
Intangible asset	4,849	5,943	—	—
Minimum pension liability adjustment	1,767	491	—	—

Net asset (liability) recognized	$294,969	$269,187	$(8,052)	$(15,369)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The weighted average assumptions used in the actuarial computation that derived the above amounts were as follows:

	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Discount rate	7.25%	7.25%	6.75%	7.25%	7.25%	6.75%
Expected return on plan assets	9.50%	9.50%	9.50%	9.00%	9.00%	9.00%
Average rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

        For measuring other retirement benefits, a 6.1% annual rate of increase in the per-capita cost of covered healthcare benefits was assumed for 2002 (the trend rate occurring during 2001 to arrive at 2002 levels). The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter.

        The components of the net periodic benefit cost and total income and expense were as follows:

	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
	In Thousands
Service cost	$ 53,068	$ 54,220	$ 42,979	$ 10,162	$ 10,322	$ 9,508
Interest cost	85,309	80,570	76,037	17,600	16,089	15,626
Expected return on plan assets	(153,683)	(141,237)	(130,140)	(26,042)	(23,734)	(20,671)
Amortization of transition obligation	(10,763)	(10,840)	(10,863)	—	—	—
Amortization of prior service cost	3,527	3,541	2,888	(7,740)	(6,345)	(6,345)
Amortization of actuarial (gain) loss	(763)	1,011	227	(845)	15	—

Net periodic benefit cost	$ (23,305)	$ (12,735)	$ (18,872)	$ (6,865)	$ (3,653)	$ (1,882)
Curtailment loss	—	6	—	—	—	244
Settlement expense	—	688	—	—	—	—

Total income	$ (23,305)	$ (12,041)	$ (18,872)	$ (6,865)	$ (3,653)	$ (1,638)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $57 million, $40 million and $6 million, respectively, in 2000 and $50 million, $37 million and $8 million, respectively, in 1999.

        Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects in 2000:

	1% Increase	1% Decrease
	In Thousands
Effect on total of service and interest cost components	$ 102	$ (154)
Effect on postretirement benefit obligation	$1,139	$(1,453)

        Employee 401(k) Savings Plan—The company has maintained a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the company’s U.S. employees are eligible for this plan. Under provisions for this plan, employees may contribute up to 15% of eligible compensation on a before-tax basis and up to 10% of eligible compensations on an after-tax basis. During 1999, the company introduced a company match. The company generally matches 50% of a participating employee’s first 3% of before-tax contributions. The total expense attributable to the match was $11 million and $5 million in 2000 and 1999, respectively.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

        Cash payments for income taxes were $55 million (net of a $69 million refund related to the 1999 sale of our investment in Stream International, CS&T and MMI), $122 million and $152 million in 2000, 1999 and 1998, respectively. The components of income tax expense for the years ending December 31, 2000, 1999 and 1998, were as follows:

	2000	1999	1998
	In Thousands
Federal
Current	$134,008	$102,086	$139,180
Deferred	1,959	56,610	35,222
State	31,117	36,318	40,323

Total	$167,084	$195,014	$214,725

        The significant deferred tax assets and liabilities were as follows:

	December 31
	2000	1999
	In Thousands
Deferred tax liabilities:
Accelerated depreciation	$156,818	$171,086
Investments	45,751	45,081
Pensions	126,618	108,464
Other	55,013	52,766

Total deferred tax liabilities	384,200	377,397

Deferred tax assets:
Postretirement benefits	3,438	6,563
Accrued liabilities	82,061	69,765
Net operating loss and other tax carryforwards	37,167	41,145
Investments	10,606	9,981
Other	79,388	52,427

Total deferred tax assets	212,660	179,881
Valuation allowance	39,818	41,162

Net deferred tax liabilities	211,358	$238,678

        The company has used COLI to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. The Internal Revenue Service (IRS), in its routine audit of the company, has disallowed the $34 million of tax benefit that resulted from the COLI interest deductions claimed by the company in its 1990 to 1992 tax returns.

        In two federal trial court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. A decision involving a taxpayer in another court is imminent, and appeals from the first two decisions have been or are expected to be taken. While the company believes its COLI program differs from those involved in the earlier litigation, should the reasoning of these cases be upheld and applied to others, the company could lose an additional maximum of $151 million in tax benefits for periods from 1993 through 1998. In addition, should all or a portion of the company’s COLI deductions ultimately be disallowed, the company would be liable for interest on those amounts. The company’s maximum exposure for interest should all prior COLI deductions be disallowed is approximately $67 million after-tax through December 31, 2000.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The company will continue to examine its position with respect to the final resolution of pending cases. During the fourth quarter of 1999, the company recorded an additional tax provision of $51 million ($0.40 per diluted share) related to COLI. The ultimate resolution of these issues may have a material impact on the company’s results of operations and financial condition.

        Also during the fourth quarter of 1999, the company recognized a tax benefit of $35 million related to the sale of Stream International (see “Divestitures” footnote on page F-8 for more details).

        The following table outlines the reconciliation of differences between the U.S. statutory tax rates and the rates used by the company in determining net income:

	2000	1999	1998
Federal statutory rate	35.0%	35.0%	35.0%
Sale of Stream International	—	(7.1)	—
Foreign tax rates over U.S. statutory rate	—	0.6	—
State and local income taxes, net of U.S. federal income tax benefit	4.7	4.7	4.4
Goodwill amortization	0.5	0.2	0.2
Expense (benefit) resulting from corporate-owned life insurance programs	1.4	10.9	(1.3)
Affordable housing investment credits	(4.5)	(4.0)	(3.4)
Change in valuation allowance	(0.6)	(2.1)	(0.1)
Other	2.0	0.3	1.6

Total	38.5%	38.5%	36.4%

Debt Financing and Interest Expense

        The company’s debt consisted of the following:

	December 31
	2000	1999
	In Thousands
Commercial paper and extendable commercial notes	$ 195,327	$ 141,521
Medium-term notes due 2001–2005 at a weighted average interest rate of 6.61%	232,345	266,000
9.125% debentures due December 1, 2000	—	199,934
8.875% debentures due April 15, 2021	80,821	80,814
6.625% debentures due April 15, 2029	198,924	198,886
8.820% debentures due April 15, 2031	68,906	68,902
7.000% notes due January 1, 2003	109,921	109,882
Other	124,586	102,114

Total	$1,010,830	$1,168,053

        Based upon the interest rates currently available to the company for borrowings with similar terms and maturities, the fair value of the company’s debt exceeded its book value at December 31, 2000, by approximately $2 million.

        At December 31, 2000, the company had available credit facilities of $438 million with a group of U.S. and foreign banks, of which $225 million expires October 10, 2001. The remaining $213 million is a five-year facility that expires December 10, 2003. The credit arrangements provide support for the issuance of commercial paper and other credit needs. As of December 31, 2000, there has been no borrowing under these credit facilities. The company pays an annual commitment fee on the total unused credit facilities of 0.06% for the 364-day facility and 0.08% for the five-year facility.

        The weighted average interest rate on all commercial paper and extendable commercial notes outstanding during 2000 was 6.21% (6.54% at December 31, 2000). Annual maturities of long-term debt (excluding commercial paper and short-term debt) are as follows: 2002—$80 million, 2003—$136 million, 2004—$5 million, 2005—$166 million and $352 million thereafter.

        The following table summarizes interest expense included in the Consolidated Statements of Income:

	2000	1999	1998
	In Thousands
Interest incurred	$94,193	$95,176	$83,162
Amount capitalized as property, plant and equipment	(4,554)	(7,012)	(4,996)

Total	$89,639	$88,164	$78,166

        Interest paid, net of capitalized interest, was $91 million, $86 million and $79 million in 2000, 1999 and 1998, respectively.

Earnings per Share

        In accordance with SFAS No. 128, Earnings per Share, the company has computed basic and diluted earnings per share (EPS), using the treasury stock method.

	2000	1999	1998
	In Thousands, Except Per-Share Data
Average shares outstanding	122,323	128,872	139,624
Effect of dilutive securities—options and nonvested restricted shares	770	694	2,241

Average shares outstanding, adjusted for dilutive effects	123,093	129,566	141,865

Income from continuing operations	$266,900	$311,515	$374,647
Basic EPS	$ 2.18	$ 2.41	$ 2.68
Diluted EPS	2.17	2.40	2.64

Loss from discontinued operations	$ —	$ (3,201)	$(80,067)
Basic EPS	$ —	$ (0.02)	$ (0.57)
Diluted EPS	—	(0.02)	(0.56)

Net income	$266,900	$308,314	$294,580
Basic EPS	$ 2.18	$ 2.39	$ 2.11
Diluted EPS	2.17	2.38	2.08

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock and Incentive Programs for Employees

        Restricted Stock Awards—At December 31, 2000 and 1999, respectively, the company had 457,000 and 424,000 unvested restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for one to five years from the grant date. Dividends on the restricted shares are paid currently to the recipients. The expense of the grant is recognized evenly over the vesting period.

        The value of the restricted stock awards was $12 million and $11 million based upon the closing price of the company’s stock at each year-end ($27.00 and $24.81 at December 31, 2000 and 1999, respectively). During 2000, a total of 209,000 shares of restricted stock were issued with a grant date fair value of $5 million. Charges to expense for these grants were $4 million, $3 million and $4 million in 2000, 1999 and 1998, respectively.

        Stock Purchase Plan—Prior to 1999, the company had a stock purchase plan for selected managers and key staff employees. Under the plan, the company was required to contribute an amount equal to 70% of participants’ contributions, of which 50% was applied to the purchase of stock and 20% was paid in cash. The amount charged to expense for this plan was $9 million in 1998.

        Incentive Compensation Plans—In 1998, the company implemented a new management incentive plan designed to provide incentive compensation to senior officers that is closely tied to the creation of value for company shareholders. Awards under the plan are largely based on the achievement of relative total shareholder return and Economic Value Added (EVA®) improvement targets, along with earnings-per-share objectives and other individual and strategic targets. The plan combines aspects of both an annual and long-term plan by using a “banking” feature, in which a portion of the amount earned in the year is paid out to participants and a portion is deferred for payout in subsequent years. The company has accrued for both the portion currently payable and the deferred component. Prior to 1998, the company had both an annual incentive plan and a long-term incentive plan for its senior officers. The company’s incentive compensation plans for other officers, managers and supervisors are based primarily on annual improvements in EVA, along with relative total shareholder return and earnings-per-share targets.

        Stock Options—The company has incentive stock plans for its employees. Under these plans, options vest from one to nine and one-half years after date of grant and may be exercised, once vested, up to 10 years from the date of grant. Under authorized stock incentive plans, a maximum of 3.6 million shares were available for future grants of stock options, stock units and restricted stock awards as of December 31, 2000. The company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the company’s net income from continuing operations and respective earnings per share would have been reduced to the following pro forma amounts:

	2000	1999	1998
	In Thousands, Except Per-Share Data
Income from continuing operations:
As reported	$266,900	$311,515	$374,647
Pro forma	251,508	297,131	358,991
Basic earnings per share:
As reported	$ 2.18	$ 2.41	$ 2.68
Pro forma	2.06	2.31	2.57
Diluted earnings per share:
As reported	$ 2.17	$ 2.40	$ 2.64
Pro forma	2.04	2.29	2.53
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	2000	1999	1998
Dividend yield	3.88%	2.66%	1.98%
Expected volatility	68.86%	34.13%	26.51%
Risk-free interest rate	6.38%	5.85%	5.28%
Expected life	10 Years	10 Years	10 Years

        A summary of the status of the company’s option activity is presented below:

	2000		1999		1998
	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	13,432	$34.73	12,398	$34.80	13,958	$33.04
Options granted	6,507	21.38	1,863	34.23	1,627	41.81
Options exercised	(316)	19.79	(257)	26.18	(2,387)	29.77
Options forfeited	(1,591)	35.28	(572)	38.29	(800)	33.47

Options outstanding at end of year	18,032	$30.13	13,432	$34.73	12,398	$34.80

Options exercisable at end of year	9,239	$33.71	8,980	$33.10	7,344	$31.93

Weighted average fair value of options granted during the year		$10.90		$13.21		$15.01

        The following summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (Thousands)	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
$20.88–$30.94	10,438	7.18	$24.35	4,065	$28.83
$30.95–$76.96	7,594	5.93	$38.07	5,174	$37.54

$20.88–$76.96	18,032	6.65	$30.13	9,239	$33.71

        Other Information—Under the stock programs, authorized unissued shares or treasury shares may be used. The company intends to reacquire shares of its common stock to meet the stock requirements of these programs in the future.

Preferred Stock

        The company has two million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The company has no present plans to issue any preferred stock. One million of the shares are reserved for issuance under the “Shareholder Rights Plan” discussed below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        If, subsequent to the rights becoming exercisable, the company is acquired in a merger or other business combination at any time when there is a 15% or more holder, the rights will then entitle a holder (other than a 15% or more shareholder or an adverse person) to buy shares of the acquiring company with a market value equal to twice the exercise price of each right. Alternatively, if a 15% holder acquires the company by means of a merger in which the company and its stock survives, if any person acquires 15% or more of the company’s common stock or if an adverse person acquires 10% or more of the company’s common stock and such ownership is likely to have a material adverse impact on the company, each right not owned by a 15% or more shareholder or an adverse person would become exercisable for common stock of the company (or, in certain circumstances, other consideration) having a market value equal to twice the exercise price of the right.

Industry Segment Information

        The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Substantially all revenues within commercial printing result from the sale of printed products and services to customers in the following end-markets: Long-run Magazines, Catalogs and Inserts; Telecommunications; Book Publishing Services; Financial Services; Specialized Publishing Services; RRD Direct; Premedia; and International, which provides similar products and services outside the United States. The company’s management has aggregated its commercial print businesses as one reportable segment because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used.

        R.R. Donnelley Logistics (Donnelley Logistics) represents the company’s logistics and distribution services operation for its print customers and other mailers. Donnelley Logistics serves its customers by consolidating and delivering printed product and packages to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. Following the company’s acquisition of certain net assets of CTC in February 2000, the combined operations of Donnelley Logistics and CTC have been included within the reportable segment “Logistics Services” for the year ended December 31, 2000. Prior-year amounts have been restated to reflect the current year presentation (see the “Acquisitions and Investments” footnote on page F-8 for more details regarding the acquisition of CTC).

        In connection with the acquisition of CTC, the company has changed its presentation of reported operating results for Donnelley Logistics. Previously, net sales of Donnelley Logistics were classified net of transportation costs. For the year ended December 31, 2000, the company reported net sales for Donnelley Logistics on a gross basis, with transportation costs being included as a component of cost of sales. The effect of this change was to increase both net sales and cost of sales by $232 million and $200 million in 1999 and 1998, respectively. There was no impact on gross profit or earnings from operations.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        For the year ended December 31, 2000, Donnelley Logistics’ operating results include net sales from CTC of $365 million.

        The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Summary of Significant Accounting Policies” footnote on page F-6.

	Commercial Print	Logistics Services	Other(1)	Corporate(2)	Discontinued Operations(3)	Consolidated Total
	In Thousands
2000
Sales	$5,058,400	$691,167	$ 14,768	$ —		$$5,764,335
Earnings (loss) from operations	519,688	(13,918)	(30,532)	25,802	—	501,040
Earnings (loss) from continuing operations before income taxes	532,826	(14,001)	(34,386)	(50,455)	—	433,984
Assets	2,963,837	246,784	31,517	672,064	—	3,914,202
Depreciation and amortization	347,644	13,267	1,512	27,979	—	390,402
Capital expenditures	203,234	3,478	540	29,855	—	237,107

1999
Sales	$4,904,014	$281,468	$230,160	$ —	$ —	$5,415,642
Earnings (loss) from operations	521,803	8,989	(4,957)	4,592	—	530,427
Earnings (loss) from continuing operations before income taxes	537,835	8,916	(5,775)	(34,447)	—	506,529
Assets	3,122,111	46,253	10,964	674,136	—	3,853,464
Depreciation and amortization	332,514	1,121	16,866	23,881	—	374,382
Capital expenditures	205,630	1,783	12,067	56,346	—	275,826

1998
Sales	$4,743,715	$250,749	$223,489	$ —	$ —	$5,217,953
Earnings (loss) from operations	492,741	7,250	(13,538)	1,965	—	488,418
Earnings (loss) from continuing operations before income taxes	506,878	7,251	(13,688)	88,931	—	589,372
Assets	3,022,631	28,715	94,774	606,521	45,476	3,798,117
Depreciation and amortization	335,739	997	18,126	21,209	—	376,071
Capital expenditures	167,917	1,310	17,079	38,916	—	225,222

1	Represents other operating segments of the company, including Stream International in 1999 and 1998 (see “Divestitures” footnote on page F-8 for more details).

2
Corporate earnings consist primarily of the following unallocated items: net earnings of benefit plans (excluding service costs) of $86 million, $83 million and $84 million in 2000, 1999 and 1998, respectively, which were partially offset by general corporate, management and information technology costs. In addition to earnings from operations, corporate earnings before income taxes include: 2000 net interest expense of $76 million and a gain on the sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million; 1999 net interest expense of $77 million and gains on the sale of businesses and investments of $43 million; and 1998 net interest expense of $72 million and gains on the sale of the company’s remaining interests in two former subsidiaries of $169 million

           Corporate assets consist primarily of the following unallocated items at December 31: 2000—benefit plan assets of $342 million, investments in affordable housing of $143 million and fixed assets of $92 million; 1999— benefit plan assets of $298 million, investments in affordable housing of $139 million and fixed assets of $95 million and refundable income taxes of $77 million; and 1998—benefit plan assets of $285 million, investments in affordable housing of $120 million and fixed assets of $118 million.

3	See the “Discontinued Operations” footnote on page F-7 for more details.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Geographic Area Information

	U.S.	International	Combined
	In Thousands
2000
Sales	$5,135,718	$628,617	$5,764,335
Long-lived assets(1)	2,287,908	419,845	2,707,753
1999
Sales	$4,833,220	$582,422	$5,415,642
Long-lived assets(1)	2,310,581	313,033	2,623,614
1998
Sales	$4,717,399	$500,554	$5,217,953
Long-lived assets(1)	2,362,042	280,784	2,642,826

(1)	Includes net property, plant and equipment, goodwill and other intangibles, net assets of discontinued operations and other noncurrent assets.

Subsequent Events (Unaudited)

        On February 20, 2001, a third federal trial court disallowed deductions for loans taken by a corporate taxpayer against its COLI program. See “Income Taxes” footnote on page F-14 above for additional information.

        On March 7, 2001, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November, 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago financial or Dwight, Illinois manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. On March 16, 2001, plaintiffs filed a motion seeking reconsideration of the court’s class certification order. See “Commitments and Contingencies” footnote on page F-10 above for additional information.

        On March 26, 2001, the company announced it will invest up to $300 million over the next two years to improve the efficiency of its long-run printing and binding operations serving magazine, catalog and retail customers. As part of this investment program, the company will also retire several older presses and related binding equipment. The company also announced it will close its manufacturing facility in South Daytona, Florida, by the end of the second quarter of 2001, and is considering closing its Des Moines, Iowa, manufacturing facility. The company expects to make a final decision with respect to the closing of its Des Moines facility during the second quarter of 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
Chicago, Illinois
January 25, 2001

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND
SUMMARY AND FINANCIAL SUMMARY

In Thousands, Except Per-Share Data

	Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2000
Net sales	$1,342,970	$1,388,805	$1,433,000	$1,599,560	$5,764,335
Gross profit	239,435	267,721	304,146	287,561	1,098,863
Income from continuing operations	46,701	56,340	92,308	71,551	266,900
Net income	46,701	56,340	92,308	71,551	266,900
Net income per diluted share	0.38	0.46	0.75	0.58	2.17
Stock market high	24.31	26.69	26.75	27.00	27.00
Stock market low	19.00	20.13	22.13	21.38	19.00
Stock market closing price	20.94	22.56	24.56	27.00	27.00

1999
Net sales	$1,231,404	$1,247,483	$1,399,400	$1,537,355	$5,415,642
Gross profit	242,936	259,250	321,655	335,166	1,159,007
Income from continuing operations	45,800	53,674	85,587	126,454	311,515
Loss from discontinued operations, net of income taxes	(1,820)	(1,187)	—	(194)	(3,201)
Net income	43,980	52,487	85,587	126,260	308,314
Net income per diluted share	0.33	0.40	0.67	1.01	2.38
Stock market high	43.81	37.94	36.94	30.25	43.81
Stock market low	32.13	31.38	27.75	22.81	22.81
Stock market closing price	32.19	37.06	28.88	24.81	24.81

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary
	2000	1999	1998	1997	1996
Quarterly rate per common share*	$0.225	$0.215	$0.205	$0.195	$0.185
Yearly rate per common share	0.90	0.86	0.82	0.78	0.74

           * Averages (2000—$0.22 first two quarters and $0.23 last two quarters; 1999—$0.21 first two quarters and $0.22 last two quarters; 1998—$0.20 first two quarters and $0.21 last two quarters; 1997—$0.19 first two quarters and $0.20 last two quarters; 1996—$0.18 first two quarters and $0.19 last two quarters).

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND
SUMMARY AND FINANCIAL SUMMARY—(Continued)

In Thousands, Except Per-Share Data

Financial Summary

	2000	1999	1998	1997	1996
	In Thousands, Except Per-Share Data
Net sales	$5,764,335	$5,415,642	$5,217,953	$5,085,811	$5,209,169
Income (loss) from continuing operations	266,900	311,515	374,647	206,525	(71,483)
Loss on disposal of discontinued operations	—	—	—	(60,000)	—
Loss from discontinued operations	—	(3,201)	(80,067)	(15,894)	(86,142)
Net income (loss)**	266,900	308,314	294,580	130,631	(157,625)
Per diluted common share**	2.17	2.38	2.08	0.89	(1.04)
Total assets	3,914,202	3,853,464	3,798,117	4,134,166	4,443,828
Noncurrent liabilities	1,491,093	1,511,743	1,447,852	1,730,047	2,044,818

         ** Net income includes the following one-time items: 2000 gain related to the sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); 1999 gains on the sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share); 1998 gains on the sale of the company’s remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share); 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share); 1996 restructuring and impairment charges of $442 million ($374 million after taxes and minority interest, or $2.45 per diluted share), and gains on partial divestiture of subsidiaries of $80 million ($48 million after-tax, or $0.31 per diluted share).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
R.R. Donnelley & Sons Company:

        We have audited, in accordance with generally accepted auditing standards, the financial statements included in the R.R. Donnelley & Sons Company Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 25, 2001

SCHEDULE II

Valuation and Qualifying Accounts

        Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2000, 1999 and 1998, were as follows:

	2000	1999	1998
	Thousands of dollars
Allowance for trade receivable losses:
Balance, beginning of year	$15,461	$ 14,279	$ 16,259
Balance, companies (sold) acquired during year	35	1,768	—
Provisions charged to income	10,352	11,259	12,551

	25,848	27,306	28,810
Uncollectible accounts written off, net of recoveries	(5,832)	(11,845)	(14,531)

Balance, end of year	$20,016	$ 15,461	$ 14,279

INDEX TO EXHIBITS*

Description
Exhibit No.

Restated Certificate of Incorporation(1)
3(1)

By-Laws(2)
3(ii)(a)

Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York(3)
4(a)

Instruments Defining the Rights of Security Holders(4)
4(b)

Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee(5)
4(c)

Five-Year Credit Agreement dated December 11, 1998 among R.R. Donnelley & Sons Company, the Banks named therein and The First National Bank of Chicago, as Administrative Agent(6)
4(d)

364-Day Credit Agreement dated October 12, 2000 among R.R. Donnelley & Sons Company, the Banks named therein and BankOne, N.A., as Administrative Agent(7)
4(e)

Donnelley Deferred Compensation and Voluntary Savings Plan(8)..
4(f)

Amendment to Donnelley Deferred Compensation and Voluntary Savings Plan adopted June 30, 1999(2)..
4(g)

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors..
10(a)

Directors’ Deferred Compensation Agreement, as amended(9)**
10(b)

Donnelley Shares Stock Option Plan, as amended(10)
10(c)

1993 Stock Ownership Plan for Non-Employee Directors, as amended(11)**
10(d)

Senior Management Annual Incentive Plan, as amended(9)**
10(e)

Amendment to Senior Management Annual Incentive Plan**..
10(f)

Senior Management Annual Incentive Plan—2001**..
10(g)

2001 Senior Management Long Term Incentive Award**..
10(h)

Form of Severance Agreement for Senior Officers, as amended(2)**
10(i)

1991 Stock Incentive Plan, as amended(11)**
10(j)

1995 Stock Incentive Plan, as amended(9)**
10(k)

2000 Stock Incentive Plan(12)**
10(l)

Unfunded Supplemental Benefit Plan(5)**
10(m)

Amendment to Unfunded Supplemental Benefit Plan adopted on April 25, 1991(13)**
10(n)

Employment Agreement between R.R. Donnelley & Sons Company and William L. Davis(14)**
10(o)

Premium-Priced Option Agreement between R.R. Donnelley & Sons Company and William L. Davis(14)**
10(p)

Consulting Agreement between R.R. Donnelley & Sons Company and Cheryl A. Francis(15)**
10(q)

Agreement between R.R. Donnelley & Sons Company and Jonathan P. Ward**..
10(r)

Agreement between R.R. Donnelley & Sons Company and Michael W. Winkel**..
10(s)

Computation of Ratio of Earnings to Fixed Charges
12

Subsidiaries of R.R. Donnelley & Sons Company
21

Consent of Independent Public Accountants dated March 29, 2001
23

*Filed with the Securities and Exchange Commission. Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
**Management contract or compensatory plan or arrangement.

(1) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 3, 1996, and incorporated herein by reference.

(2) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

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

(7) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 13, 2000, and incorporated herein by reference.

(8) Filed as Exhibit to Form S-8, filed on June 18, 1999 and incorporated herein by reference.

(9) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed on November 12, 1998, and incorporated herein by reference.

(10) Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 10, 1997, and incorporated herein by reference.

(11) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, filed on November 1, 1996, and incorporated herein by reference.

(12) Filed as Exhibit to Form S-8, filed on May 15, 2000, and incorporated herein by reference.

(13) Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

(14) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed on May 7, 1997, and incorporated herein by reference.

(15) Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed on May 12, 2000, and incorporated herein by reference.