Form 10-Q
period 2001-03-31
DONNELLEY R R & SONS CO
filed 2001-05-14
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4694

R. R. DONNELLEY & SONS COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

77 West Wacker Drive,
Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number (312) 326-8000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

✓
Yes __________	No __________

Number of shares of common stock outstanding
as of April 30, 2001
117,384,052

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share data)

	Three Months Ended March 31
	2001	2000
Net sales	$1,302,650	$1,342,970
Cost of sales	1,103,277	1,103,535

Gross profit	199,373	239,435
Selling and administrative expenses	137,781	144,294
Restructuring and impairment charges	21,742	—

Earnings from operations	39,850	95,141
Other income (expense):
Interest expense	(17,624)	(22,141)
Other, net	1,359	2,937

Earnings before income taxes	23,585	75,937
Provision for income taxes	9,080	29,236

Net income	$ 14,505	$ 46,701

Net income per share of common stock
Basic	$ 0.12	$ 0.38
Diluted	0.12	0.38

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2001 and December 31, 2000
(Thousands of dollars, except share data)

ASSETS
	2001	2000
Cash and equivalents	$ 54,814	$ 60,873
Receivables, less allowance for doubtful accounts of $18,011 in 2001 and $20,016 in 2000	778,630	882,486
Inventories	190,034	188,745
Prepaid expenses	138,219	74,345

Total current assets	1,161,697	1,206,449

Net property, plant and equipment, at cost, less accumulated depreciation of $3,101,812 in 2001 and $3,040,871 in 2000	1,559,528	1,620,592
Goodwill and other intangibles, net of accumulated amortization of $275,009 in 2001 and $266,014 in 2000	505,256	520,242
Other noncurrent assets	567,443	566,919

Total assets	$3,793,924	$3,914,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$ 303,420	$ 387,495
Accrued compensation	145,028	184,668
Short-term debt	449,027	271,640
Current and deferred income taxes	20,205	43,484
Other accrued liabilities	283,014	303,274

Total current liabilities	1,200,694	1,190,561

Long-term debt	750,024	739,190
Deferred income taxes	234,283	233,505
Other noncurrent liabilities	506,921	518,398

Total noncurrent liabilities	1,491,228	1,491,093

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2001 and 2000	308,462	308,462
Retained earnings	1,622,067	1,666,936
Accumulated other comprehensive loss	(82,906)	(74,126)
Unearned compensation	(5,464)	(6,752)
Reacquired common stock, at cost	(740,157)	(661,972)

Total shareholders’ equity	1,102,002	1,232,548

Total liabilities and shareholders’ equity	$3,793,924	$3,914,202

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31
(Thousands of dollars)

	2001	2000
Cash flows provided by (used for) operating activities:
Net income	$ 14,505	$ 46,701
Restructuring and impairment charges	21,742	—
Depreciation	81,702	80,509
Amortization	16,210	14,378
Gain on sale of assets	—	(4,976)
Net change in operating working capital	(123,442)	(85,287)
Net change in other assets and liabilities	(30,248)	8,074
Other	(5,212)	(3,552)

Net cash provided by (used for) operating activities	(24,743)	55,847

Cash flows provided by (used for) investing activities:
Capital expenditures	(32,546)	(56,101)
Other investments including acquisitions, net of cash acquired	(326)	(207,343)
Dispositions of assets including investments, net of cash	—	5,222

Net cash used for investing activities	(32,872)	(258,222)

Cash flows provided by (used for) financing activities:
Net increase in borrowings	186,009	256,042
Issuances of common stock	6,715	860
Acquisition of common stock	(114,205)	(21,361)
Cash dividends paid	(27,640)	(26,926)

Net cash provided by financing activities	50,879	208,615

Effect of exchange rate fluctuations on cash balances	677	157
Net change in cash and equivalents	(6,059)	6,397
Cash and equivalents at beginning of period	60,873	41,873

Cash and equivalents at end of period	$ 54,814	$ 48,270

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        NOTE 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 2000 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company’s 2000 Annual Report on Form 10-K.

        The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications.

        NOTE 2. Components of the company’s inventories at March 31, 2001, and December 31, 2000, were as follows:

Thousands of dollars	2001	2000
Raw materials and manufacturing supplies	$118,914	$131,803
Work in process	154,837	144,927
Finished goods	1,460	2,069
Progress billings	(33,073)	(39,450)
LIFO reserve	(52,104)	(50,604)

Total	$190,034	$188,745

NOTE 3. The following provides supplemental cash flow information:

	Three Months Ended March 31
Thousands of dollars	2001	2000
Interest paid	$ 9,425	$ 8,077
Income taxes paid	$ 65,386	$ 16,367

        NOTE 4. On November 25, 1996, a class action was brought against the company in federal district court in Chicago, Illinois, on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs sought nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims relate to other company locations.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        On April 6, 2001, in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. On May 1, 2001, the federal court of appeals denied plantiffs’ application for leave to appeal the certification of classes.

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

        On December 28, 2000, a purported class action was brought against the company and certain of its benefit plans in federal district court in Chicago on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleges that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both in violation of plan documents and ERISA. The complaint seeks recalculation of pension benefits due plaintiffs since their retirement dates, reimbursement of any amounts paid by plaintiffs for medical coverage, interest on the foregoing amounts, as well as a declaration as to the benefits due plaintiffs in the future.

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

        In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S. EPA) issued a Notice of Violation against the company, pursuant to Section 113 of the Clean Air Act (the Act). The notice alleges that the company’s facility in Willard, Ohio, violated the Act and Ohio’s State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, the U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against the company. The company responded to U.S. EPA on March 10, 2000. The company believes that the resolution of this matter, even if unfavorable to the company, will not materially impact its financial position or results of operations.

        In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended March 31
Thousands of dollars	2001	2000
Net income	$14,505	$46,701
Net losses on cash flow hedging activities	(6)	—
Unrealized foreign currency gain (loss)	(8,774)	4,973

Comprehensive income	$ 5,725	$51,674

        NOTE 6. The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Substantially all revenues within commercial printing result from the sale of printed products and services to customers in the following end-markets: Long-run Magazines, Catalogs and Inserts; Telecommunications; Book Publishing Services; Financial Services; Specialized Publishing Services; RRD Direct; Premedia; and International, which provides similar products and services outside the United States. The company’s management has aggregated its commercial print businesses as one reportable segment because of strong similarities in the economic characteristics, nature of products and services, production processes, classes of customers and distribution methods used.

        R.R. Donnelley Logistics (Donnelley Logistics) represents the company’s logistics and distribution services operation for its print customers and other mailers. Donnelley Logistics serves its customers by consolidating and delivering printed product and packages to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. Following the company’s acquisition of certain net assets of CTC Distribution Services L.L.C. (CTC) in February 2000, the combined operations of Donnelley Logistics and CTC have been included within the reportable segment “Logistics Services.” Refer to Note 9 to the condensed consolidated financial statements for more details regarding the acquisition of CTC.

        The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Summary of Significant Accounting Policies” footnote on page F-6 in the 2000 Annual Report on Form 10-K.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Industry Segment Information

Thousands of dollars	Commercial Print	Logistics Services	Other(1)	Corporate	Consolidated Total
First Quarter Ended March 31, 2001
Net sales	$1,114,030	$186,218	$ 2,402	$ —	$1,302,650
Restructuring and impairment charges	19,702	—	—	2,040	21,742
Earnings (loss) from operations	35,687	(4,593)	(7,266)	16,022	39,850
Earnings (loss) from continuing operations before income taxes	38,456	(4,610)	(7,337)	(2,924)	23,585
Assets	2,832,587	248,424	8,886	704,027	3,793,924
First Quarter Ended March 31, 2000
Net sales	$1,188,675	$149,251	$ 5,044	$ —	$1,342,970
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	94,539	(606)	(3,884)	5,092	95,141
Earnings (loss) from continuing operations before income taxes	96,425	(648)	(3,838)	(16,002)	75,937
Assets	3,087,910	238,888	14,454	771,407	4,112,659

(1)	Represents other operating segments of the company, including Red Rover Digital.

        NOTE 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. In closing the Internal Revenue Service (IRS) audit of the company’s 1990 to 1992 tax returns, the company paid during the first quarter of 2001 approximately $62 million in taxes and interest for COLI interest deductions disallowed by the IRS. The company accrued for this payment as a current liability at December 31, 2000. The company may file a claim for refund of this payment and ultimately pursue litigation of this matter.

        In three federal trial court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. Appeals from these decisions have been or are expected to be taken. While the company believes its COLI program differs from those involved in the earlier litigation, should the reasoning of these cases be upheld and applied to others, in addition to payments already made, the company could lose up to $155 million in federal and state tax benefits for periods from 1993 through 1998 plus interest of approximately $50 million after-tax through March 31, 2001.

        The company will continue to examine its COLI position with respect to the final resolution of pending cases. The ultimate resolution of the company’s COLI issues may have a material impact on the company’s results of operations and financial condition.

        NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands	Three Months Ended March 31
	2001	2000
Average shares outstanding—basic	119,600	122,140
Effect of dilutive securities	1,718	739

Average shares outstanding—diluted	121,318	122,879

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        NOTE 9. During February 2000, the company acquired certain net assets of CTC, one of the largest shippers of business-to-home packages in the United States, for approximately $160 million, net of cash acquired. CTC, formerly headquartered in Minneapolis, Minnesota, has 19 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon fair values at the date of the acquisition. Goodwill from this transaction of approximately $153 million is being amortized over a 20-year period.

        NOTE 10. On January 1, 2001, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. These standards require that all freestanding derivatives and many derivatives embedded in other contracts be recognized on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value will be recognized currently in earnings or in other comprehensive income if specific hedge accounting criteria are met.

        In accordance with the provisions of SFAS No. 133, the company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at fair value, to recognize the ineffective portion of transactions accounted for as cash flow hedges at transition and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. The effect of this transition adjustment decreased reported net income in the quarter by an immaterial amount. The company also recorded an immaterial transition adjustment in Accumulated Other Comprehensive Loss to recognize previously deferred net gains on those derivatives considered cash flow hedges at transition. The company will reclassify into earnings during the next five months the transition adjustment that was recorded in Accumulated Other Comprehensive Loss as of January 1, 2001.

        The company has limited transactions that fall under the accounting rules of SFAS No. 133. From time to time the company uses financial instruments, including forward exchange and option contracts, to manage exposure to movements in exchange rates. The company currently has two foreign currency fair value hedges. There are no outstanding cash flow hedges. As of January 1, 2001, and during the interim period ended March 31, 2001, the effect of these derivative instruments as recorded in the accompanying financial statements was not material.

        The company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Condensed Consolidated Balance Sheets at fair value in other assets and other liabilities. This process includes linking derivatives that are designated as hedges of specific assets, liabilities, firm commitments or forecasted transactions. The company formally assesses both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. The assessment of effectiveness for option contracts is based on changes in the intrinsic value of the option due to changes in the spot exchange rate. Changes in the time value of option contracts are reported currently in earnings. When it is determined that a derivative ceases to be a highly effective hedge, the company discontinues hedge accounting.

        NOTE 11. The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and properly aligned with customer needs. During the first quarter of 2001, the company approved various restructuring actions, primarily consolidations of operations. As a result of the restructuring plans, the company recorded a pretax charge against income from continuing operations of $22 million or $13 million after-tax ($0.11 per diluted share).

        The restructuring actions resulted in the closing of several facilities, including a directory-printing plant in St. Petersburg, Florida; a magazine-printing plant in South Daytona, Florida; and a financial- printing facility located in Houston, Texas. In addition, there have been workforce reductions at other facilities, primarily within Financial Services and Premedia. Simultaneously, in connection with the company’s transition of directory-printing operations from a plant in York, England to a newly-constructed plant in Flaxby, England, the company incurred severance costs. In total, approximately 520 positions have been eliminated during the first quarter of 2001, resulting in severance and severance-related costs of $10 million.

        Exit costs relating to facility closures total $2 million and consist primarily of costs to maintain the buildings at closed facilities until the estimated sale date. The company also has incurred restructuring-related costs that have been expensed as incurred. In the first quarter of 2001, such costs were $1 million and consisted primarily of costs to transfer equipment from closed facilities to other company facilities as well as employee relocation costs.

        At facilities that are being closed, assets being disposed of were written down to their fair market values, less estimated costs to sell. Fair market value of land, buildings and significant pieces of equipment was based upon external appraisals. Impairment recognized in the first quarter of 2001 relating to buildings and equipment to be disposed of was $6 million. The net book value of assets to be disposed of at March 31, 2001 was $28 million.

        The company expects to complete restructuring activities initiated in the first quarter of 2001 by the end of the first quarter of 2002, with the possible exception of the sale of land and buildings. Though the properties are currently being actively marketed and production has either ceased or is expected to cease by the end of the second quarter 2001, sales may not close within one year, due to real estate market conditions. Additional charges related to this restructuring are expected to range from $8 million to $10 million, with the majority anticipated to be recognized by the second quarter of 2001, and primarily relate to equipment and employee relocation.

        During the first quarter of 2001, the company recognized an impairment charge for $2 million to write down the carrying values of two Internet-related technology investments recorded using the cost method of accounting. Both investments related to entities that had experienced significant solvency issues during the first quarter of 2001, such that the company believed it was probable that the carrying values would not be recovered.

        The following table summarizes activity during the quarter and the restructuring reserve balance as of March 31, 2001:

Thousands of dollars	Severance Costs	Exit Costs	Asset impairment (non-cash)	Total
Restructuring provision	$10,242	$2,299	$ 8,216	$20,757
Additions (expense as incurred)	985	—	—	985
Cash payments	(3,956)	—	—	(3,956)
Non-cash items	—	—	(8,216)	(8,216)

Reserve balance March 31, 2001	$ 7,271	$2,299	$ —	$ 9,570

        NOTE 12. On April 30, 2001, the company announced it had decided to close its Des Moines, Iowa, printing facility, which produces magazines and catalogs. The company had announced during the first quarter of 2001 that it was considering the possibility of closing this facility. The Des Moines facility employs approximately 800 people, the majority of which are represented by collective bargaining units. The company expects to gradually transition production to other of its facilities through the first quarter of 2002. Costs related to the shutdown and subsequent sale of the facility are expected to range from $30 million to $35 million and will be recorded in subsequent periods.

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

        Our 137-year history as a printing industry leader positions us well for the future. The printing industry is projected to grow along with the communications industry. Print advertising is expected to remain among the most cost-effective ways for our customers to deliver their messages and generate revenue as they use words and images to inform, educate, entertain and sell to their audiences.

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

        The following describes the end-markets we serve:

Long-run Magazines, Catalogs and Inserts    R.R. Donnelley is a leader in the North American magazine, catalog and advertising insert markets. These markets are characterized by demand for large, cost-effective print runs with excellent opportunity for differentiation among competitors through services such as premedia and Donnelley Logistics. Our U.S. customers include seven of the top 10 magazine titles, nine of the top 10 consumer catalog companies and eight of the top 10 retailers. Contracts typically span from three to five years.

Telecommunications    R.R. Donnelley is the worldwide leader in the directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies, independent telephone companies such as Sprint, independent directory publishers such as McCleod and Yellow Book, and leading international telecommunications providers such as British Telecom, Dutch KPN and Shanghai Telephone.

        Directory contracts typically span five to 10 years, with our current major contracts expiring between 2004 and 2009. Deregulation and substantial investment in the global telecommunications industry provide growth opportunities. In addition, growth opportunities arise as we work with directory publishers to introduce innovations such as targeted printed directories, website development for small businesses, content for online directories and solutions for the technology and government markets, and as we extend our capabilities worldwide.

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

Premedia    In our premedia services, we leverage digital technologies to effectively create, manage and prepare customer content and distribute it via various communications media, including print and the Internet. We have developed technology that allows customers to securely access their digital content in an Internet-enabled database and repurpose it for multiple uses. These technologies include our ImageMerchant® ASP (Application Service Provider) service for merchandisers, AdSpring™ ASP and PubSpring™ services for magazine publishers, and Photo-Flow™ for photography customers.

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

Results of Operations—First Quarter 2001 to First Quarter 2000

Consolidated Results    Net sales decreased $40 million, or 3.0%, to $1,303 million compared with $1,343 million in the first quarter of 2000. Acquisitions contributed an increase of $54 million in net sales between years, which was offset by lower organic sales.

        For our Commercial Print segment, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. Customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation. By measuring value-added revenue, we eliminate the effects of material prices and transportation costs that are largely beyond our control.

        Consolidated value-added revenue decreased $29 million, or 3.9%, to $728 million compared with $758 million in the first quarter of 2000. Acquisitions contributed an increase of $19 million in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the first quarter of 2001, we recognized a reduction in our cost of materials of $13 million from by-product revenues, which represents a decrease of $3 million from the first quarter of 2000.

        Gross profit as a percentage of net sales was 15.3% in the first quarter of 2001 compared with 17.8% in the first quarter of 2000. Our Logistics Services segment, which has lower gross margins than our Commercial Print segment, represented a higher proportion of net sales in the first quarter of 2001 (14.3% versus 11.1% in the first quarter of 2000), primarily as a result of the expansion into package logistics through the acquisition of CTC in February 2000. Commercial Print’s gross margin decreased between years primarily due to lower Financial Services’ volume as a result of depressed capital markets, as well as escalating energy and healthcare costs.

        Selling and administrative expenses decreased $7 million, or 4.5%, to $138 million compared with $144 million in the first quarter of 2000. Selling and administrative expenses as a percentage of net sales was 10.6% in the first quarter of 2001 compared with 10.7% in the first quarter of 2000. The majority of the decrease was due to reductions in discretionary spending.

        Net interest expense decreased 20.4% to $18 million in the first quarter of 2001, due to lower debt levels, lower interest rates on commercial paper, and as a result of refinancing $200 million of matured long-term bonds with commercial paper in December 2000, which carries a lower interest rate. Other income, net, decreased $2 million between years primarily due to non-recurring gains on sale of assets in 2000 ($5 million), partially offset by increased miscellaneous expenses in 2000 ($3 million).

        Excluding restructuring and impairment charges of $22 million in the first quarter of 2001 (see Note 11 to the condensed consolidated financial statements for additional information), net income of $28 million in the first quarter of 2001 decreased 40.3% from $47 million in the first quarter of 2000, while diluted earnings per share decreased 39.5% to $0.23. Including restructuring and impairment charges, net income decreased 68.9% while diluted earnings per share decreased 68.4%. The effective tax rate for the first quarter in both years was 38.5%.

        The following table shows the trends in net sales and value-added revenue by end market:

First Quarter Ended March 31

	Net Sales			Value-Added Revenue
Thousands of dollars	2001	2000	% Change	2001	2000	% Change
Long-run Magazines, Catalogs and Inserts	$ 442,603	$ 451,008	(1.9)%	$275,712	$278,556	(1.0)%
Book Publishing Services	163,653	182,032	(10.1)	117,588	125,633	(6.4)
Financial Services	100,839	133,310	(24.4)	84,154	104,622	(19.6)
Telecommunications	190,494	207,323	(8.1)	84,424	96,263	(12.3)
International (1)	77,599	82,093	(5.5)	35,828	35,869	(0.1)
Specialized Publishing Services	64,958	62,987	3.1	38,955	37,210	4.7
RRD Direct	46,134	48,161	(4.2)	25,481	26,088	(2.3)
Premedia	27,750	21,761	27.5	27,750	21,523	28.9

Commercial Print	$1,114,030	$1,188,675	(6.3)	$689,891	$725,764	(4.9)
Logistics Services	186,218	149,251	24.8	36,954	27,173	36.0
Other (2)	2,402	5,044	(52.4)	1,437	4,572	(68.6)

Total	$1,302,650	$1,342,970	(3.0)%	$728,282	$757,508	(3.9)%

(1)	Includes South America, Poland and Mexico.

(2)	Includes other operating segments of the company, including Red Rover.

        A summary analysis of expense trends is presented below:

First Quarter Ended March 31

Thousands of dollars	2001	% of Sales	2000	% of Sales	% Change
Cost of materials	$425,105	32.6%	$463,384	34.5%	(8.3)%
Cost of transportation	149,263	11.5	122,078	9.1	22.3
Cost of manufacturing	446,214	33.1	437,509	31.5	1.8
Depreciation	81,702	6.3	80,509	6.0	1.5
Amortization	16,210	1.2	14,378	1.1	12.7
Selling and administrative expenses	122,627	10.6	129,943	10.7	(4.5)
Restructuring and impairment charges	21,742	1.7	—	0.0	n/a
Net interest expense	17,624	1.4	22,141	1.6	(20.4)

Operating Results by Business Segment    As discussed more fully in Note 6 to the condensed consolidated financial statements, we have two reportable segments: Commercial Print and Logistics Services. Following our acquisition of CTC in February 2000, we report results from our logistics businesses as a separate business segment within Logistics Services.

        Net sales of our Commercial Print segment, which includes materials such as paper and ink, decreased $75 million in the first quarter of 2001, or 6.3%, from a year ago. The volume of pass-through material sales impacts the level of net sales, particularly for Long-run Magazines, Catalogs and Inserts. First quarter net sales for Long-run Magazines, Catalogs and Inserts decreased 1.9% between years, which reflected volume decreases across all major markets, as well as a lower volume of pass-through material sales. The first quarter 2001 economic slowdown resulted in volume decreases driven by lower magazine and retail insert advertising spending, as well as lower catalog page counts. Paper prices employed within Long-run Magazines, Catalogs and Inserts were up 5% from the same period a year ago.

        Book Publishing Services’ first quarter net sales decreased 10.1% between years due to volume shortfalls and less favorable price/mix, primarily within the education and consumer markets. Book publishers are continuing to work through excess inventories from the year-end 2000 holiday season, and have reduced orders for reprints. First quarter net sales for Telecommunications were down 8.1% between years, primarily due to timing shifts, and to a lesser extent, lower directory volumes. Financial Services’ first quarter net sales decreased 24.4% from a year ago, driven by the slowdown in both U.S. and international capital markets. During the first quarter of 2001, we derived 15% of our capital markets net sales from international, compared with 25% in 2000. For the first quarter, U.S. capital markets volume was down 33.0% between years; international capital markets volume was down 64.1%. Within Financial Services, first quarter net sales from customized communications solutions increased 19.9% between years. First quarter net sales for RRD Direct were down 4.2% between years, with higher volumes in 2001 offset by a reduction in work performed in 2000 for the U.S. census.

        First quarter net sales of our Logistics Services segment increased $37 million, or 24.8%, from a year ago. First quarter net sales of our package logistics business (which includes the acquisition of CTC) were up $46 million, or 70.7%, between years. The increase in net sales for package logistics reflected an additional five weeks of activity in 2001 (CTC was acquired on February 7, 2000), higher prices and higher package volume. First quarter net sales of our print logistics business (freight services and expedited services) decreased $9 million, or 10.4%, between years. The decrease in net sales for print logistics was primarily due to lower expedited services volume related to the first quarter 2001 slowdown in Financial Services. First quarter freight services volume was down between years, which was largely offset by a January 2001 price increase.

        First quarter value-added revenue for the Commercial Print segment decreased $36 million, or 4.9%, from a year ago, largely due to the slowdown in capital markets activity within Financial Services. First quarter value-added revenue for the Logistics Services segment increased $10 million, or 36%, from a year ago. Package logistics contributed an incremental $11 million in value-added revenue between years from the acquisition of CTC. First quarter value-added revenue for print logistics was down $1 million, or 8.2%, driven by higher transportation costs in excess of price increases.

        Excluding restructuring and impairment charges, first quarter earnings from operations for the Commercial Print segment decreased $39 million, or 41.4%, between years. Earnings from operations were affected negatively in the first quarter of 2001 by the slowdown in the U.S. economy, particularly in Financial Services. While softening in the U.S. capital markets began in the fourth quarter of 2000, the slowdown was more severe in the first quarter of 2001, and also spread to the international capital markets. During the fourth quarter of 2000, we had begun initial cost-cutting measures to align spending with market conditions, including downsizing our Financial Services’ operations to reduce our cost base. In the first quarter of 2001, we announced the closure of our financial printing operation in Houston, as well as additional workforce reductions at other facilities. We are continuing to review the cost structure of Financial Services in light of uncertainty in the capital markets.

        The Commercial Print segment’s first quarter earnings from operations were also hurt by the slowdown in the U.S. economy, as volumes were down in both our traditional print businesses (long-run and book), as well as escalating energy and healthcare costs. First quarter earnings from operations were down between years for RRD Direct, primarily as we continue to address operational issues following the consolidation of two direct mail facilities in 2000.

        During first quarter 2001, we recorded a $19.7 million pretax restructuring and impairment charge for the Commercial Print segment. As discussed in Note 11 to the condensed consolidated financial statements, this charge included costs related to the closure of several of our facilities, as well as severance and other exit costs. The $2 million pretax restructuring and impairment charge to write- down the carrying value of two Internet-related technology investments was reflected as a corporate charge for purposes of segment reporting.

        First quarter loss from operations for the Logistics Services segment was $4.6 million, or an additional $4 million loss between years. The first quarter loss from operations for print logistics was $5.7 million unfavorable to the prior year first quarter. This decline in print logistics was driven by higher transportation costs, primarily due to increased carrier and fuel costs in excess of price increases, and consolidation center expansion costs. The improved first quarter performance of package logistics between years reflected a higher-margin customer mix, increased volume, and deeper penetration of the postal system (closer to the final destination). During the fourth quarter of 2000, package logistics had been affected negatively by low prices in response to competition, low margin work and facility start-up costs. Actions taken to-date in 2001 to raise prices and adjust work mix have begun to have a positive impact on package logistics’ results.

        First quarter earnings (loss) from operations within the “Other” operating segment include losses of $7 million and $3 million in 2001 and 2000, respectively, to grow complementary businesses, including Red Rover.

Changes in Financial Condition

Cash Flows Used for Operating Activities

        Cash used in operating activities totaled $25 million in 2001, compared with cash provided by operating activities of $56 million in 2000. The decrease in 2001 was primarily due to a higher investment in operating working capital, a payment related to the settlement of a federal tax audit (see Note 7 to the condensed consolidated financial statements) and lower net income. The decrease in cash related to operating working capital was driven by a decrease in accounts payable, primarily due to lower overall activity and timing of payments, including payment of $22 million in COLI tax-related interest, and a decrease in other accrued liabilities, primarily due to a reduction in the share repurchase accrual from year-end, partially offset by lower receivables.

        Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) continued to improve to 42 days from 44 days a year ago. The ratio of operating working capital to sales also has continued to improve to 6.2% in 2001 from 6.7% in 2000.

Cash Used for Investing Activities

        Our principal recurring investing activities are capital expenditures to improve the productivity of operations. In the first quarter, capital expenditures totaled $33 million, a $24 million decrease from a year ago. We expect capital spending to be between $300 million and $350 million in 2001. Over the next 24 months, we plan to invest up to $300 million to improve the efficiency and flexibility of the long-run printing and binding operations serving our magazine, catalog and retail customers. We will make investments to upgrade plants with fewer, yet wider and faster, presses and related equipment to offer customers more flexibility and improved distribution efficiencies with virtually no change to the company’s capacity.

Acquisitions

        In 2000, we made acquisitions and investments to extend our geographic reach and expand our range of capabilities.

        Acquisitions completed in the first quarter of 2000 included:

•
Omega Studios–Southwest, Inc. (January 2000)—This dedicated photography studio expanded our premedia offerings in digital photography and creative services, and extended our geographic reach to the Southwest.

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

•
CTC (February 2000)—This mailer of business-to-home packages in the United States more than doubled the revenue of our Logistics Services segment, enhanced our scale and expanded our service offerings to include the delivery of packages in addition to printed products.

Cash Provided by Financing Activities

        Financing activities include net borrowings, dividend payments and share repurchases. Our net borrowings decreased by $70 million year over year, primarily due to acquisition activity in the first quarter of 2000. See Acquisitions above.

        Commercial Paper is our primary source of short-term financing. On March 31, 2001, we had $385 million outstanding in commercial paper borrowing. In addition, at March 31, 2001, we had $438 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes our cash flow and borrowing capability are sufficient to fund operations.

Share Repurchase

        We purchased 3.1 million and 0.9 million shares of our stock in the first quarter of 2001 and 2000, respectively, for $88 million and $21 million, respectively, in privately negotiated or open-market transactions.

        In January 2001, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. Since February 1, under this program we have purchased approximately 2.2 million shares at an aggregate cost of approximately $61 million.

        Net cash used to repurchase common stock in the first quarter, defined as cash used for share repurchases net of proceeds from stock options exercised, was $114 million and $21 million in 2001 and 2000, respectively. See Note 8 to the condensed consolidated financial statements for a summary of shares outstanding.

Other Information

Technology

        We remain a technology leader and hold 180 patents in print-related technology, including 20 patents in the emerging area of digital printing. We are a leader in technologies such as computer-to-plate, customer connectivity and digital imaging capabilities, as well as Internet-based services.

        Public recognition from eWeek and Information Week for our technology efforts in 2000 include the following rankings among all U.S. companies:

•	#3 of the most innovative media and entertainment company users of information technology (Information Week, September 11, 2000);

•	#82 of the top 500 leading IT innovators (Information Week, September 11, 2000); and

•	#19 of the top 100 innovators in e-business networking (eWeek, May 8, 2000).

Litigation

        In 1996, a class action was brought against us in federal district court in Chicago, Illinois, on behalf of all current and former African-American employees, alleging that we racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs sought nationwide class certification, most of the specific factual assertions of the complaint relate to the closing of our Chicago catalog operations in 1993. Other general claims relate to other company locations.

        In 1998, a class action was filed against us in federal district court in Chicago on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 (Adams, et al. v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the 1996 case, the plaintiffs in this case also claim retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination. The complaint seeks the same relief and damages as sought in the 1996 case.

        On April 6, 2001 in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. On May 1, 2001, the federal court of appeals denied plaintiff’s application for leave to appeal the certification of classes.

        In 1995, a class action was filed against us in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleges that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. In August 1997, the court certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

        On December 28, 2000, a purported class action was brought against the company and certain of its benefit plans in federal district court in Chicago on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleges that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both in violation of plan documents and ERISA. The complaint seeks recalculation of pension benefits due plaintiffs since their retirement dates, reimbursement of any amounts paid by plaintiffs for medical coverage, interest on the foregoing amounts, as well as a declaration as to the benefits due plaintiffs in the future.

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

        In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S. EPA) issued a Notice of Violation against us, pursuant to section 113 of the Clean Air Act (the Act). The notice alleges that our facility in Willard, Ohio, violated the Act and Ohio’s State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, the U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against us. We responded to U.S. EPA on March 10, 2000. We believe that the resolution of this matter, even if unfavorable to us, will not materially impact our financial position or results of operations.

        In addition, we are a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

        Environmental Health and Safety—Our business is subject to various laws and regulations governing employee health and safety and environmental protection. Our policy is to comply with all laws and regulations. Our overriding principles are to create sustainable compliance and an injury-free workplace. We do not anticipate that compliance will have a material adverse effect on our competitive or consolidated financial position.

        Outlook—The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is intense. Our intent is to differentiate our service offerings so that we are viewed by our customers as a partner who can help them deliver effective and targeted communications in the right format to the right audience at the right time.

        We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices and supply of paper in 2001.

        Postal costs are a significant component of our customers’ cost structures. Changes in postal rates went into effect in January 2001 and are expected to increase again in July 2001. These increases are not expected to negatively affect the company. In fact, postal rate increases enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

        The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains more than half of its debt at fixed rates (approximately 62% at March 31, 2001), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company’s exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated financial statements of the company as a whole, and the company occasionally uses financial instruments to hedge exposures to foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. For further disclosure relating to financial instruments see the “Debt Financing and Interest Expense” footnote to the consolidated financial statements included in the company’s 2000 Annual Report on Form 10-K.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

        On each of November 25, 1996, and June 30, 1998, class actions were brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company’s Chicago catalog operations, and violation of the Employee Retirement Income Security Act (ERISA). On December 28, 2000, a purported class action was brought against the company alleging failure to calculate pension benefits for former employees of the company’s Chicago catalog operations in accordance with plan documents and ERISA. These actions are described in Part I of this quarterly report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The company held its Annual Meeting of Stockholders on March 22, 2001.

        (b) The following matters were voted upon at the Annual Meeting of Stockholders:

        1. The election of the nominees for Directors of Class 1, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2004, was voted on by the stockholders. The nominees, all of whom were elected, were Martha Layne Collins, William L. Davis, Oliver R. Sockwell and Stephen M. Wolf. The Inspectors of Election certified the following vote tabulations:

	For	Withheld
Martha Layne Collins	99,583,067	900,355
William L. Davis	99,642,664	840,758
Oliver R. Sockwell	99,585,760	897,662
Stephen M. Wolf	99,591,128	892,294

Item 5. Other Information

        Certain statements in this filing, including the discussions of management expectations for 2001, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company’s 2000 Annual Report on Form 10-K for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

12	Ratio of Earnings to Fixed Charges

        (b) No current report on Form 8-K was filed during the first quarter of 2001.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S / VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

May 14, 2001
Date