Form 10-Q
period 2001-06-30
DONNELLEY R R & SONS CO
filed 2001-08-13
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

✓
Yes	No

Number of shares of common stock outstanding as of July 31, 2001	116,038,823

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net sales	$1,292,050	$1,388,805	$2,594,700	$2,731,775
Cost of sales	1,069,568	1,121,085	2,172,845	2,224,619

Gross profit	222,482	267,720	421,855	507,156
Selling and administrative expenses	144,607	155,073	282,388	299,368
Restructuring and impairment charges	52,333	—	74,075	—

Earnings from operations	25,542	112,647	65,392	207,788
Other income (expense):
Interest expense	(18,676)	(24,960)	(36,300)	(47,101)
Other, net	3,129	3,922	4,488	6,859

Earnings before income taxes	9,995	91,609	33,580	167,546
Provision for income taxes	3,848	35,269	12,928	64,505

Net income	$ 6,147	$ 56,340	$ 20,652	$ 103,041

Net income per share of common stock
Basic	$ 0.05	$ 0.46	$ 0.17	$ 0.84
Diluted	0.05	0.46	0.17	0.84

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2001 and December 31, 2000
(Thousands of dollars, except share data)

ASSETS
	2001	2000
Cash and equivalents	$ 87,299	$ 60,873
Receivables, less allowance for doubtful accounts of $22,379 in 2001 and $20,016 in 2000	716,098	882,486
Inventories	172,886	188,745
Prepaid expenses	105,011	74,345

Total current assets	1,081,294	1,206,449

Net property, plant and equipment, at cost, less accumulated depreciation of $2,916,254 in 2001 and $3,040,871 in 2000	1,525,523	1,620,592
Goodwill and other intangibles, net of accumulated amortization of $285,162 in 2001 and $266,014 in 2000	495,584	520,242
Other noncurrent assets	553,517	566,919

Total assets	$3,655,918	$3,914,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$ 277,322	$ 387,495
Accrued compensation	158,661	184,668
Short-term debt	370,986	271,640
Current and deferred income taxes	16,279	43,484
Other accrued liabilities	295,182	303,274

Total current liabilities	1,118,430	1,190,561

Long-term debt	740,307	739,190
Deferred income taxes	234,085	233,505
Other noncurrent liabilities	501,332	518,398

Total noncurrent liabilities	1,475,724	1,491,093

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2001 and 2000	308,462	308,462
Retained earnings	1,623,799	1,666,936
Accumulated other comprehensive income	(82,181)	(74,126)
Unearned compensation	(4,750)	(6,752)
Reacquired common stock, at cost	(783,566)	(661,972)

Total shareholders’ equity	1,061,764	1,232,548

Total liabilities and shareholders’ equity	$3,655,918	$3,914,202

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30
(Thousands of dollars)

	2001	2000
Cash flows provided by (used for) operating activities:
Net income	$ 20,652	$ 103,041
Restructuring and impairment charges	74,075	—
Depreciation	162,278	161,660
Amortization	29,084	28,301
Gain on sale of assets	(6,426)	(6,045)
Net change in operating working capital	(29,174)	(13,531)
Net change in other assets and liabilities	(37,166)	18,776
Other	7,197	5,791

Net cash provided by operating activities	220,520	297,993

Cash flows provided by (used for) investing activities:
Capital expenditures	(95,055)	(122,535)
Other investments including acquisitions, net of cash acquired	(326)	(211,529)
Dispositions of assets including investments, net of tax	7,349	22,289

Net cash used for investing activities	(88,032)	(311,775)

Cash flows provided by (used for) financing activities:
Net increase in borrowings	103,936	100,565
Disposition of reacquired common stock	12,356	1,957
Acquisition of common stock	(167,504)	(21,878)
Cash dividends paid	(54,639)	(53,879)

Net cash provided by (used for) financing activities	(105,851)	26,765

Effect of exchange rate changes on cash and equivalents	(211)	1,407
Net change in cash and equivalents	26,426	14,390
Cash and equivalents at beginning of period	60,873	41,873

Cash and equivalents at end of period	$ 87,299	$ 56,263

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

        NOTE 2. Components of the company’s inventories at June 30, 2001, and December 31, 2000, were as follows:

Thousands of dollars	2001	2000
Raw materials and manufacturing supplies	$108,613	$131,803
Work in process	155,417	144,927
Finished goods	1,361	2,069
Progress billings	(38,901)	(39,450)
LIFO reserve	(53,604)	(50,604)

Total	$172,886	$188,745

NOTE 3. The following provides supplemental cash flow information:

	Six Months Ended June 30
Thousands of dollars	2001	2000
Interest paid	$ 36,606	$ 46,786
Income taxes paid	$ 67,568	$ 25,704

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        On April 6, 2001, in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. On May 1, 2001, the federal court of appeals denied plaintiffs’ application for leave to appeal the certification of classes. On July 27, 2001, the district court judge certified for appeal to the court of appeals the issue of the appropriate statute of limitations to apply to the first and third plaintiff classes.

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars	2001	2000	2001	2000
Net income	$6,147	$ 56,340	$20,652	$103,041
Net gains (losses) on cash flow hedging activities	5	—	(1)	—
Unrealized foreign currency gain (loss)	720	(10,829)	(8,054)	(5,856)

Comprehensive income	$6,872	$ 45,511	$12,597	$ 97,185

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

        R.R. Donnelley Logistics (Donnelley Logistics) represents the company’s logistics and distribution services operation for its print customers and other mailers. Donnelley Logistics serves its customers by consolidating and delivering printed products and packages to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. Following the company’s acquisition of certain net assets of CTC Distribution Services L.L.C. (CTC) in February 2000, the combined operations of Donnelley Logistics and CTC have been included within the reportable segment “Logistics Services.” Refer to Note 9 of the condensed consolidated financial statements for more details regarding the acquisition of CTC.

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Industry Segment Information

Thousands of dollars	Commercial Print	Logistics Services	Other (1)	Corporate	Consolidated Total
Second Quarter Ended June 30, 2001
Net sales	$1,102,976	$186,118	$ 2,956	$ —	$1,292,050
Restructuring and impairment charges	47,319	91	1,334	3,589	52,333
Earnings (loss) from operations	22,149	(3,209)	(7,885)	14,487	25,542
Earnings (loss) before income taxes	27,547	(3,222)	(8,251)	(6,079)	9,995

Second Quarter Ended June 30, 2000
Net sales	$1,226,213	$157,524	$ 5,068	$ —	$1,388,805
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	111,816	(467)	(8,938)	10,236	112,647
Earnings (loss) before income taxes	114,981	(500)	(9,998)	(12,874)	91,609

Six Months Ended June 30, 2001
Net sales	$2,217,007	$372,336	$ 5,357	$ —	$2,594,700
Restructuring and impairment charges	67,021	91	1,334	5,629	74,075
Earnings (loss) from operations	57,836	(7,802)	(15,151)	30,509	65,392
Earnings (loss) before income taxes	68,279	(7,832)	(17,865)	(9,002)	33,580
Assets	2,703,640	218,354	834	733,090	3,655,918

Six Months Ended June 30, 2000
Net sales	$2,414,888	$306,774	$ 10,113	$ —	$2,731,775
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	206,288	(1,073)	(12,755)	15,328	207,788
Earnings (loss) before income taxes	211,338	(1,149)	(13,768)	(28,875)	167,546
Assets	3,008,302	228,420	22,420	737,103	3,996,245

(1)	Represents other operating segments of the company, including Red Rover Digital.

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

        In three federal trial court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. Appeals from these decisions have been taken and in one, the appellate court upheld the tax court’s ruling. While the company believes its COLI program differs from those involved in the earlier litigation, should the reasoning of these cases be upheld and applied to others, in addition to payments already made, the company could lose up to $155 million in federal and state tax benefits for periods from 1993 through 1998 plus interest of approximately $53 million after-tax through June 30, 2001.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Average shares outstanding—basic	117,258	121,907	118,466	122,040
Effect of dilutive securities	1,871	1,211	1,762	980

Average shares outstanding—diluted	119,129	123,118	120,228	123,020

        NOTE 9. During February 2000, the company acquired certain net assets of CTC, one of the largest shippers of business-to-home packages in the United States, for approximately $160 million, net of cash acquired. CTC, formerly headquartered in Minneapolis, Minnesota, has 21 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon fair values at the date of the acquisition. Goodwill from this transaction of approximately $153 million is being amortized over a 20-year period.

        NOTE 10. The company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time the company uses financial instruments, including forward exchange and option contracts, to manage exposure to movements in exchange rates. The company currently has one foreign currency fair value hedge. There are no outstanding cash flow hedges. During the three and six months ended June 30, 2001, the effects of derivative instruments as recorded in the accompanying financial statements were not material.

        NOTE 11. The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and properly aligned with customer needs. During 2001, the company has approved various restructuring plans, which consist primarily of the consolidation of plant operations within the Commercial Print segment. In addition, in June 2001, the company announced a workforce reduction resulting in the elimination of approximately 250 general and administrative positions throughout the company.

First quarter 2001 restructuring plan:

        The restructuring plan approved by management in the first quarter of 2001 (first quarter plan) resulted in a pretax charge of $22 million ($13 million after-tax, or $0.11 per diluted share). This charge reduced earnings from operations in the Commercial Print segment by $20 million and $2 million within Corporate. As part of the first quarter plan, the company announced the closing of a directory-printing plant in St. Petersburg, Florida; a magazine-printing plant in South Daytona, Florida; and a financial-printing facility in Houston, Texas. In addition, the first quarter plan included workforce reductions at other facilities, primarily within Financial Services and Premedia. Simultaneously, in connection with the company’s transition of directory-printing operations from a plant in York, England to a newly-constructed plant in Flaxby, England, the company incurred employee termination and relocation costs. The first quarter pre-tax charge consisted of the following:

•
$10 million of employee termination benefits, including severance and outplacement costs for planned personnel reductions. The actions approved under the first quarter plan were expected to result in the termination of 520 employees by June 30, 2001.

R. R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

•	$2 million of exit costs which consist primarily of costs to maintain closed facilities until the estimated dates of sale.

•	$1 million of relocation costs incurred for employees to be transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis.

•
$6 million for anticipated losses on the disposal of property and equipment in connection with the closing of facilities. This included the planned disposition of the two printing plants located in St. Petersburg, Florida and South Daytona, Florida; print production only was ceased at the Houston, Texas facility as the location remains open as a sales and service center. The asset impairment loss recognized was based on the difference between the estimated selling prices of the assets to be sold and the related carrying values. Selling prices were estimated based on third party appraisals for land and buildings and significant pieces of equipment, as well as the company’s prior experience with comparable equipment disposals.

•
$2 million asset impairment charge to write down the carrying values of two Internet-related technology investments recorded using the cost method of accounting. Both investments related to entities that had experienced significant solvency issues during the first quarter of 2001, such that the company believed it was probable that the carrying values would not be recovered.

Second quarter 2001 restructuring plan:

        During the second quarter of 2001, the company recognized a pretax restructuring charge of $52 million ($32 million after-tax, or $0.27 per diluted share). This charge reduced earnings from operations in the company’s business segments as follows: Commercial Print segment—$47 million; Other—$1 million (related to Red Rover) and Corporate—$4 million. As part of the restructuring plan approved by management in the second quarter (the second quarter plan), the company announced the closing of a magazine-printing plant in Des Moines, Iowa and a catalog-printing plant in Old Saybrook, Connecticut, and plans to exit a leased Financial Services’ sales and service center in Austin, Texas. In addition, the second quarter plan included workforce reductions and consolidations at other facilities, including a company-wide workforce reduction announced in June 2001 of approximately 250 general and administrative positions. The second quarter pretax charge consisted of the following:

•
$34 million of employee termination benefits, including severance, outplacement costs and early retirement benefit costs associated with planned personnel reductions. There were also adjustments of $1 million as 30 employees who were originally anticipated to be terminated transferred to other company facilities. The actions approved under the second quarter plan will result in the termination of 1,690 employees by June 30, 2002.

•
$7 million of exit costs which consist of $3 million of costs to maintain closed facilities until the estimated dates of sale, and $4 million related to the termination of non-cancelable lease obligations and other contractual obligations.

•
$5 million of relocation costs incurred for employees to be transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. The majority of these costs relate to plant closures announced in the first quarter.

•
$7 million for anticipated losses on the disposal of property and equipment in connection with the closing of facilities. This included the planned disposition of the Des Moines, Iowa and Old Saybrook, Connecticut facilities. The asset impairment loss recognized was based on the difference between the estimated selling prices of the assets to be sold and the related carrying values. Selling prices were estimated based on third party appraisals for land and buildings and significant pieces of equipment, as well as the company’s prior experience with comparable equipment disposals.

Thousands of dollars	Employee termination benefits	Exit costs	Relocation costs	Asset impairment (non-cash)	Total
Restructuring and impairment charges	$10,242	$2,299	$ 985	$ 8,216	$ 21,742
Cash payments	(2,971)	—	(985)	—	(3,956)
Non-cash items	—	—	—	(8,216)	(8,216)

Reserve balance March 31, 2001	$ 7,271	$2,299	$ —	$ —	$ 9,570
Restructuring and impairment charges	34,179	6,914	4,619	7,446	53,158
Cash payments	(9,616)	(515)	(4,619)	—	(14,750)
Non-cash items	—	—	—	(7,446)	(7,446)
Currency translation	(19)	(10)	—	—	(29)
Adjustments	(724)	(101)	—	—	(825)

Reserve balance June 30, 2001	$31,091	$8,587	$ —	$ —	$ 39,678

Status of the restructuring plans:

        As of June 30, 2001, the company has ceased print production at its St. Petersburg, Florida, South Daytona, Florida and Houston, Texas plants, and all customer work has been transferred to existing company facilities. Of a total of 490 planned employee terminations related to the first quarter 2001 restructuring plan, all have been completed as of June 30, 2001. Both Florida printing facilities are being currently held for sale.

        In connection with the second quarter 2001 restructuring plan, the company has begun to transition certain customers’ work to other company facilities. Planned production will gradually be transferred to other company facilities once necessary expansions in those facilities to accommodate the transfer of work are complete. The company expects to complete the closures of the Des Moines, Iowa, and the Old Saybrook, Connecticut, plants by June 30, 2002. Additional charges related to the second quarter 2001 restructuring plan are expected to be approximately $25 million, half of which are anticipated to be recognized by the end of 2001, and relate primarily to employee and equipment relocation. The workforce reduction of approximately 250 general and administrative personnel was completed by June 30, 2001. Of a total of 1,690 planned employee terminations related to the second quarter 2001 restructuring plan, 460 have been completed as of June 30, 2001.

        The net book value of assets to be disposed as of June 30, 2001 was $53 million. Annual depreciation on facilities held for disposal is approximately $1 million.

        NOTE 12. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method of accounting. SFAS No. 142, which must be implemented in January 2002, will require that goodwill no longer be subject to amortization over its estimated useful life. Instead, goodwill must be assessed for impairment at least annually by applying a fair-value-based test. The company anticipates that future earnings will increase without amortization expense; however, the company must assess its existing goodwill for impairment under the new standard. In accordance with the transition provisions of the new standard, the company may record a change in accounting principle for any impairment of goodwill. For the second quarter and first six months of 2001, the company recognized goodwill amortization of $4 million and $9 million, respectively.

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

        The following describes the end-markets we serve:

Long-run Magazines, Catalogs and Inserts    R.R. Donnelley is a leader in the North American magazine, catalog and advertising insert markets. These markets are characterized by demand for large, cost-effective print runs with excellent opportunity for differentiation among competitors through services such as premedia and Donnelley Logistics. Our U.S. customers include seven of the top 10 magazine titles, eight of the top 10 consumer catalog companies and seven of the top 10 retailers. Contracts typically span from three to five years.

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

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the consumer, religious and educational book segments. We are a key supplier for all of the top 10 U.S. book publishers and we print more than 50% of The New York Times’ adult best-seller titles. We also print one-third of all textbooks used in classrooms in the United States.

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

Results of Operations

Consolidated Results—Second Quarter 2001 Compared with Second Quarter 2000

        Consolidated net sales decreased $97 million, or 7.0%, to $1,292 million compared with $1,389 million in the second quarter of 2000, driven by the decline in net sales of the Commercial Print segment of 10.1%. Second quarter net sales for the Logistics Services segment increased 18.2% between years, driven by increased sales from package logistics.

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

        Consolidated value-added revenue decreased $74 million, or 9.0%, to $748 million compared with $822 million in the second quarter of 2000. Second quarter value-added revenue within the Commercial Print segment decreased 9.9% between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the second quarter of 2001, we recognized a reduction in our cost of materials of $9 million from the sale of by-products, compared with $17 million for the year ago period.

        Gross profit as a percentage of net sales was 17.2% in the second quarter of 2001 compared with 19.3% a year ago, primarily due to lower margins within the Commercial Print segment. Commercial Print’s gross profit margin was affected negatively in 2001 by lower volumes across most of the segment, primarily within Financial Services and Long-run Magazines, Catalogs and Inserts. Our Logistics Services segment, which has a lower gross profit margin than our Commercial Print segment, also represented a higher proportion of second quarter net sales in 2001 (14.4% versus 11.3% in 2000).

        Selling and administrative expenses decreased $10 million, or 6.7%, to $145 million in the second quarter of 2001, due to cost reduction initiatives. Selling and administrative expenses as a percentage of net sales for the second quarter was consistent between years at 11.2%. In June 2001, we announced the elimination of approximately 250 administrative positions during the second quarter of 2001 from across the company (see Note 11 to the condensed consolidated financial statements). Pretax savings from this action are expected to be $10 million for the second half of 2001.

        Excluding restructuring and impairment charges (discussed in Note 11 to the condensed consolidated financial statements), earnings from operations decreased $35 million, or 30.9%, to $78 million in the second quarter of 2001. Lower earnings from operations were driven principally by the decline in net sales and lower gross profit margins within the Commercial Print segment. Including restructuring and impairment charges, earnings from operations decreased 77.3% versus the second quarter of 2000.

        Net interest expense decreased 25.2% to $19 million in the second quarter of 2001 due to lower debt levels, lower interest rates on commercial paper and the benefit for having refinanced $200 million of matured long-term bonds in December 2000 with commercial paper at lower rates. Other income, net, decreased $1 million between years primarily due to lower earnings from unconsolidated investments ($3 million), partially offset by additional miscellaneous income ($2 million).

        Excluding restructuring and impairment charges (discussed in Note 11 to the condensed consolidated financial statements), net income of $38 million in the second quarter of 2001 decreased $18 million, or 32.0%, from the second quarter of 2000, while diluted earnings per share decreased 30.4% to $0.32. Including restructuring and impairment charges, both second quarter net income and earnings per diluted share decreased 89.1% between years. The effective tax rate for the second quarter in both years was 38.5%.

        The following table shows the trends in net sales and value-added revenue by end-market:

Second Quarter Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2001	2000	% Change	2001	2000	% Change
Long-run Magazines, Catalogs and Inserts	$ 362,160	$ 423,722	(14.5%)	$229,807	$265,769	(13.5%)
Book Publishing Services	179,061	195,523	(8.4%)	126,575	132,281	(4.3%)
Financial Services	173,562	204,301	(15.0%)	144,443	173,665	(16.8%)
Telecommunications	192,464	192,598	(0.1%)	90,140	91,228	(1.2%)
International (1)	72,279	74,948	(3.6%)	33,856	33,223	1.9%
Specialized Publishing Services	59,293	65,474	(9.4%)	37,306	40,250	(7.3%)
RRD Direct	40,113	43,809	(8.4%)	21,238	23,769	(10.7%)
Premedia	24,044	25,838	(6.9%)	24,043	25,263	(4.8%)

Commercial Print	$1,102,976	$1,226,213	(10.1%)	$707,408	$785,448	(9.9%)
Logistics Services	186,118	157,524	18.2%	38,817	32,491	19.5%
Other (2)	2,956	5,068	(41.7%)	1,702	4,238	(59.8%)

Total	$1,292,050	$1,388,805	(7.0%)	$747,927	$822,177	(9.0%)

(1)	Includes South America, Poland and Mexico.

(2)	Includes Red Rover, Louisville Distribution (sold in June 2000) and Other.

Operating Results by Business Segment—Second Quarter 2001 Compared with Second Quarter 2000

        As discussed more fully in Note 6 to the condensed consolidated financial statements, we have two reportable segments: Commercial Print and Logistics Services. Following our acquisition of CTC in February 2000, we report results from our logistics businesses segment within Logistics Services.

        Net sales of our Commercial Print segment decreased $123 million in the second quarter of 2001, or 10.1%, from a year ago. Second quarter net sales for Long-run Magazines, Catalogs and Inserts decreased 14.5% between years, which reflected volume decreases across all major markets. The continued U.S. economic slowdown during the second quarter of 2001 resulted in volume decreases between years driven by lower magazine and retail insert advertising spending, as well as lower catalog page counts. Retail bankruptcies since late in 2000 hurt the second quarter of 2001 on a year over year basis. Paper prices for major grades of paper employed within Long-run Magazines, Catalogs and Inserts declined 2.3% from a year ago.

        Book Publishing Services’ second quarter net sales decreased 8.4% between years primarily due to volume shortfalls within the consumer market and less favorable price/mix within the religious market, partially offset by the strength of the education market. Book publishers continue to work through excess inventories from 2000 and have reduced their orders for reprints. Net sales of Telecommunications were flat between years as timing shifts of directories to the second half of 2001 were offset by more non-directory work. Financial Services’ second quarter 2001 net sales decreased 15.0% from their record second quarter net sales in 2000, driven by the slowdown in both the U.S. and international capital markets. During the second quarter of 2001, we derived 13.5% of our capital markets net sales from international, compared with 22.8% in 2000. For the second quarter, U.S. capital markets volume was down 12.2% between years; international capital markets volume was down 53.4%. Within Financial Services, second quarter net sales from customized communications solutions increased 6.5% between years.

        Second quarter net sales of our Logistics Services segment increased $29 million, or 18.2%, from a year ago. Second quarter net sales of our package logistics business were up 25.3% between years driven by higher unit volume and price increases. Package logistics unit volume was up 16% for the second quarter between years. Within print logistics, freight services unit volume for the second quarter was down 14% between years, partially offset by price increases and fuel surcharges. Lower expedited services volume as a result of the slowed capital markets was more than offset during the second quarter of 2001 by delivery services provided for banks as well as international mail.

        Second quarter value-added revenue for the Commercial Print segment decreased $78 million, or 9.9% from a year ago, primarily due to volume declines in Long-run Magazines, Catalogs and Inserts, as well as Financial Services. Second quarter value-added revenue for the Logistics Services segment increased $6 million, or 19.5%, from a year ago. Package logistics contributed an incremental $3 million in value-added revenue between years, driven by higher prices, higher unit volume and increased penetration of the postal system (delivery closer to the final destination, which reduces postage costs), partially offset by higher transportation costs. Second quarter value-added revenue for print logistics was up $3 million, or 17.2%, based primarily on higher prices for freight services despite increased transportation costs.

        Excluding restructuring and impairment charges (discussed in Note 11 to the condensed consolidated financial statements), second quarter earnings from operations for the Commercial Print segment decreased $42 million, or 37.9%, between years. The majority of the decline was due to lower volumes within our traditional print businesses (long-run and book) and Financial Services. Most of our print-related businesses were also impacted negatively in the second quarter of 2001 by higher energy and healthcare costs, and lower by-products revenues.

        The second quarter loss from operations for the Logistics Services segment was $3 million, compared with a loss of $0.5 million a year ago. The second quarter loss from operations from package logistics was $1.5 million unfavorable to the prior year second quarter. The second quarter of 2001 reflected both a higher volume of packages and deeper penetration of the postal system (closer to final destination) for package logistics. Higher initial warehousing and transportation costs associated with this increased level of postal penetration achieved more than offset the volume-related gains. The second quarter loss from print logistics was $1.2 million higher than the year ago period primarily due to consolidation center expansion costs, and increased selling and administrative expenses.

        The second quarter loss from operations within the “Other” operating segment includes losses of $8 million in both years to grow complementary businesses, including Red Rover. Second quarter 2000 also includes an additional loss of $1 million related to a distribution center that was sold during the quarter.

        A summary analysis of expense trends is presented below:

Second Quarter Ended June 30

Thousands of dollars	2001	% of Sales	2000	% of Sales	% Change
Cost of materials	396,822	30.7%	441,596	31.8%	(10.1%)
Cost of transportation	147,301	11.4%	125,032	9.0%	17.8%
Cost of manufacturing	444,087	34.4%	472,481	34.0%	(6.0%)
Depreciation	80,576	6.2%	81,151	5.8%	(0.7%)
Amortization	12,874	1.0%	13,923	1.0%	(7.5%)
Selling and administrative expenses	132,515	10.3%	141,975	10.2%	(6.7%)
Restructuring and impairment charges	52,333	4.1%	—	0.0%	N/A
Net interest expense	18,676	1.4%	24,960	1.8%	(25.2%)

Consolidated Results—First Six Months of 2001 Compared with First Six Months of 2000

        Consolidated net sales decreased $137 million, or 5.0%, to $2,595 million compared with $2,732 million in the first half of 2000. Acquisitions contributed an increase of $77 million in net sales for the first half between years, offset by lower organic sales within both the Commercial Print and Logistics Services segments.

        Consolidated value-added revenue decreased $103 million, or 6.6%, to $1,476 million compared with $1,580 million in the first half of 2000. Acquisitions contributed an increase of $23 million in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the first half of 2001, we recognized a reduction in our cost of materials of $22 million from the sale of by-products, compared with $33 million for the year ago period.

        Gross profit as a percentage of net sales was 16.3% in the first half of 2001 compared with 18.6% in the first half of 2000, primarily due to lower margins within the Commercial Print segment. Commercial Print’s gross profit margin was affected negatively in the first half of 2001 by lower volumes across most of the segment, primarily within Financial Services and Long-run Magazines, Catalogs and Inserts. Our Logistics Services segment, which has a lower gross profit margin than our Commercial Print segment, also represented a higher proportion of first half net sales in 2001 (14.3% versus 11.2% in 2000).

        Selling and administrative expenses decreased $17 million, or 5.7%, to $282 million in the first half of 2001, due to cost reduction initiatives. Selling and administrative expenses as a percentage of net sales for the first half was 10.9% in 2001 compared with 11.0% for the year ago period.

        Excluding restructuring and impairment charges (discussed in Note 11 to the condensed consolidated financial statements), earnings from operations decreased $68 million, or 32.9%, to $139 million in the first half of 2001. Lower earnings from operations were driven principally by the decline in net sales and lower gross profit margins within the Commercial Print segment. Including restructuring and impairment charges, earnings from operations decreased 68.5% versus the first half of 2000.

        Net interest expense decreased 22.9% to $36 million in the first half of 2001 due to lower debt levels, lower interest rates on commercial paper, and the benefit for having refinanced $200 million of matured long-term bonds in December 2000 with commercial paper at lower rates. Other income, net, decreased $2 million between years primarily due to non-recurring gains on the sale of assets in 2000 ($5 million) and lower earnings from unconsolidated investments ($2 million), partially offset by additional miscellaneous income ($5 million).

        Excluding restructuring and impairment charges (discussed in Note 11 to the condensed consolidated financial statements), net income of $66 million in the first half of 2001 decreased $37 million, or 35.7%, from the first half of 2000, while diluted earnings per share decreased 34.5% to $0.55. Including restructuring and impairment charges, first half net income and earnings per diluted share decreased 80.0% and 79.8%, respectively, between years. The effective tax rate for the first half in both years was 38.5%.

        The following table shows the trends in net sales and value-added revenue by end-market:

Six Months Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2001	2000	% Change	2001	2000	% Change
Long-run Magazines, Catalogs and Inserts	$ 804,763	$ 874,730	(8.0%)	$ 505,519	$ 544,324	(7.1%)
Book Publishing Services	342,714	377,555	(9.2%)	244,162	257,914	(5.3%)
Financial Services	274,401	337,611	(18.7%)	228,597	278,288	(17.9%)
Telecommunications	382,958	399,921	(4.2%)	174,564	187,492	(6.9%)
International (1)	149,878	157,041	(4.6%)	69,684	69,092	0.9%
Specialized Publishing Services	124,251	128,461	(3.3%)	76,261	77,459	(1.5%)
RRD Direct	86,247	91,970	(6.2%)	46,719	49,857	(6.3%)
Premedia	51,794	47,599	8.8%	51,793	46,786	10.7%

Commercial Print	$2,217,006	$2,414,888	(8.2%)	$1,397,299	$1,511,211	(7.5%)
Logistics Services	372,336	306,775	21.4%	75,771	59,664	27.0%
Other (2)	5,358	10,112	(47.0%)	3,139	8,809	(64.4%)

Total	$2,594,700	$2,731,775	(5.0%)	$1,476,209	$1,579,685	(6.6%)

(1)	Includes South America, Poland and Mexico.

(2)	Includes Red Rover, Louisville Distribution (sold in June 2000) and Other.

Operating Results by Business Segment—First Six Months of 2001 Compared with First Six Months of 2000

        Net sales of our Commercial Print segment decreased $198 million in the first half of 2001, or 8.2%, from a year ago. First half net sales for Long-run Magazines, Catalogs and Inserts decreased 8.0% between years, which reflected volume decreases across all major markets. Increased retail bankruptcies, as well as lower magazine and retail insert advertising spending, and lower catalog page counts drove the majority of volume declines. The impact on net sales from the economic slowdown was more severe in the second quarter of 2001. Paper prices for major grades of paper employed during the first half within Long-run Magazines, Catalogs and Inserts increased 1.2% from a year ago.

        Book Publishing Services’ first half net sales decreased 9.2% between years primarily due to volume shortfalls within the consumer market. Net sales of Telecommunications were down 4.2% between years due to timing shifts of directories to the second half. Financial Services’ first half net sales decreased 18.7% between years, driven by the slowdown in both U.S. and international capital markets. During the first half of 2001, we derived 14.0% of our capital markets net sales from international, compared with 23.6% in 2000. For the first half, U.S. capital markets volume was down 20.1% between years; international capital markets volume was down 57.7%. Within Financial Services, first half net sales from customized communications solutions increased 11.7% between years. First half net sales of RRD Direct were down 6.2% between years, as work performed in 2000 for the U.S. census was only partially offset by improved price/work mix in 2001.

        First half net sales of our Logistics Services segment increased $66 million, or 21.4%, from a year ago. CTC (package logistics) was acquired in February 2000 and contributed an increase of $68 million in net sales between years. First half net sales of our package logistics business were up 44.8% between years driven by an additional five weeks of activity in 2001, higher volume and higher prices. First half net sales of our print logistics business decreased $2 million, or 1.2%, between years. Within print logistics, freight services unit volume for the first half was down 10% between years, partially offset by price increases and fuel surcharges. Lower expedited services volume as a result of the slowed capital markets was more than offset in the first half of 2001 by delivery services provided for banks as well as international mail.

        First half value-added revenue for the Commercial Print segment decreased $114 million, or 7.5% from a year ago, primarily due to volume declines in Long-run Magazines, Catalogs and Inserts, as well as Financial Services. First half value-added revenue for the Logistics Services segment increased $16 million, or 27.0%, from a year ago. CTC (package logistics) contributed an increase of $15 million in value-added revenue between years. This increase was driven by an additional five weeks of activity in 2001, higher prices, higher unit volume and increased penetration of the postal system (delivery closer to the final destination), despite higher transportation costs. First half value-added revenue for print logistics was up $1 million, or 4.6%.

        Excluding restructuring and impairment charges (discussed in Note 11 to the condensed consolidated financial statements), first half earnings from operations for the Commercial Print segment decreased $81 million, or 39.5%, between years. The majority of the decline was due to lower volumes within our traditional print businesses (long-run and book) and Financial Services. Most of our print-related businesses were also negatively impacted in the first half of 2001 by higher energy and healthcare costs, and lower by-products revenues.

        First half loss from operations for the Logistics Services segment was $8 million, compared with a loss of $1 million a year ago. The first half loss from operations for package logistics was flat compared with the year ago period. The first half of 2001 reflected both a higher volume of packages and deeper penetration of the postal system (closer to final destination, which reduces postage costs), offset by higher transportation, processing and administrative costs. The first half loss from operations for print logistics was $7 million unfavorable to the year ago period primarily due to higher transportation costs related to prior consolidation center start-up problems from the fourth quarter of 2000, facility expansion costs and increased selling and administrative expenses.

        First half loss from operations within the “Other” operating segment includes losses of $15 million and $11 million in 2001 and 2000, respectively, to grow complementary businesses, including Red Rover. First half 2000 also includes an additional loss of $2 million related to a distribution center that was sold during the second quarter of 2000.

        A summary analysis of expense trends is presented below:

Six Months Ended June 30

Thousands of dollars	2001	% of Sales	2000	% of Sales	% Change
Cost of materials	821,926	31.7%	904,980	33.1%	(9.2%)
Cost of transportation	296,565	11.4%	247,110	9.0%	20.0%
Cost of manufacturing	890,301	34.3%	909,987	33.3%	(2.2%)
Depreciation	162,278	6.3%	161,660	5.9%	0.4%
Amortization	29,084	1.1%	28,301	1.0%	2.8%
Selling and administrative expenses	255,142	9.8%	271,903	10.0%	(6.2%)
Restructuring and impairment charges	74,075	2.9%	—	0.0%	0.0%
Net interest expense	36,300	1.4%	47,101	1.7%	(22.9%)

Changes in Financial Condition

Cash Provided by Operating Activities

        Cash provided by operating activities totaled $225 million in 2001, compared with $298 million in 2000. The decrease was primarily due to the 2001 COLI tax payment of $62 million as a result of the settlement of a federal income tax audit for the years 1990 through 1992.

        Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) was consistent year over year at 48 days. The ratio of operating working capital to sales has continued to improve to 6.1% in 2001 from 6.5% in 2000.

Cash Used for Investing Activities

        Our principal recurring investing activities are capital expenditures to improve the productivity of operations. In the first six months of 2001, capital expenditures totaled $95 million, a $27 million decrease from a year ago. We expect full year capital spending to be between $300 million and $350 million in 2001, compared with capital spending of $237 million in 2000. This higher planned level of investment in 2001 is driven by our intent to create a more efficient print platform to serve our magazine, catalog and advertising insert customers. As discussed in the first quarter of 2001, over the next two years, we expect to invest up to $300 million in this print platform, a third of which relates to restructuring activities, to create fewer, larger and more efficient facilities focused on very specific capabilities.

Acquisitions

        In 2000, we made acquisitions and investments to extend our geographic reach and expand our range of capabilities. We have had no acquisitions to date in 2001.

        Acquisitions completed during 2000 included:

•
Omega Studios-Southwest, Inc. (January 2000)—This dedicated photography studio expanded our premedia offerings in digital photography and creative services, and extended our geographic reach to the Southwest.

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

Cash Provided by Financing Activities

        Financing activities include net borrowings, dividend payments and share repurchases. Our net borrowings increased by $3 million year over year.

        Commercial Paper is our primary source of short-term financing. On June 30, 2001, we had $297 million outstanding in commercial paper borrowings. In addition, at June 30, 2001, we had a $438 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes our cash flow and borrowing capability are sufficient to fund operations.

Share Repurchase

        We purchased 1.9 million shares of our stock in the second quarter of 2001 for $53 million in privately negotiated or open-market transactions. For the year to date, we have purchased 5.1 million and 0.9 million shares of our stock in 2001 and 2000, respectively, for $141 million and $21 million, respectively.

        In January 2001, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. Since February 1, under this program we have purchased approximately 4.1 million shares at an aggregate cost of approximately $113 million through June 30, 2001. We expect to complete this program by the end of 2001.

        Net cash used to repurchase common stock for the year, defined as cash used for share repurchases net of proceeds from stock options exercised, was $155 million and $20 million in 2001 and 2000, respectively.

Other Information

Technology

        We remain a technology leader and have held 265 patents in print-related technology since 1953, of which 180 have been issued since 1980. We are a leader in technologies such as computer-to-plate, customer connectivity and digital imaging capabilities, as well as Internet-based services. In addition, we are a pioneer in managing digitized images and text, and hold more than 25 issued and pending patents for these emerging technologies. For more than 23 years, we have been first with every significant technological advancement in the printing industry.

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

Litigation and Contingent Liabilities

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

        On April 6, 2001 in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. On May 1, 2001, the federal court of appeals denied plaintiff’s application for leave to appeal the certification of classes. On July 27, 2001, the district court judge certified for appeal to the court of appeals the issue of the appropriate statute of limitations to apply to the first and third plaintiff classes.

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

        Refer to Note 7 of the condensed consolidated financial statements for the status at June 30, 2001 of our COLI programs.

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

        Postal costs are a significant component of our customers’ cost structures. Changes in postal rates went into effect in January 2001 and increased again in July 2001. These increases are not expected to negatively affect the company. In fact, postal rate increases enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

        The cost of energy affects our operating costs in the Commercial Print segment and transportation costs in Logistics Services. In Logistics Services, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in other energy costs could affect our consolidated financial results.

        In addition, consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. economy is affecting demand across most of our businesses. We do not expect demand to return to 2000 levels during the second half of 2001. The slowdown experienced in U.S. capital markets in the fourth quarter of 2000 has continued into 2001 and spread to the international capital markets, negatively affecting our Financial Services business. However, growth in demand for customized communications solutions for investment management, banking, insurance, managed care and pharmaceutical companies provides opportunities for our Financial Services business to partially offset the capital markets slowdown.

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

        Refer to Note 12 of the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements related to business combinations and goodwill.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

        The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains more than half of its debt at fixed rates (approximately 65% at June 30, 2001), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company’s exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated financial statements of the company as a whole, and the company occasionally uses financial instruments to hedge exposures to foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. For further disclosure relating to financial instruments see the “Debt Financing and Interest Expense” footnote to the consolidated financial statements included in the company’s 2000 Annual Report on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

10	Retirement, Consulting and Release Agreement between the Company and Michael W. Winkel

12	Ratio of Earnings to Fixed Charges

        (b) No current report on Form 8-K was filed during the second quarter of 2001.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S / VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

August 13, 2001
Date