Form 10-Q
period 2001-09-30
DONNELLEY R R & SONS CO
filed 2001-11-13
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

✓
Yes	No

Number of shares of common stock outstanding as of October 31, 2001	114,505,102

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net sales	$1,288,237	$1,433,000	$3,882,937	$4,164,775
Cost of sales	1,050,616	1,128,854	3,223,461	3,353,473

Gross profit	237,621	304,146	659,476	811,302
Selling and administrative expenses	135,438	147,221	417,827	446,590
Restructuring and impairment charges	19,860	—	93,935	—

Earnings from operations	82,323	156,925	147,714	364,712
Other income (expense):
Interest expense	(18,831)	(22,810)	(55,132)	(69,912)
Other, net	4,870	15,980	9,360	22,841

Earnings before income taxes	68,362	150,095	101,942	317,641
Provision for income taxes	26,320	57,787	39,248	122,292

Net income	$ 42,042	$ 92,308	$ 62,694	$ 195,349

Net income per share of common stock
Basic	$ 0.36	$ 0.76	$ 0.53	$ 1.60
Diluted	0.36	0.75	0.53	1.59

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2001 and December 31, 2000
(Thousands of dollars, except share data)

ASSETS
	2001	2000
Cash and equivalents	$ 40,707	$ 60,873
Receivables, less allowance for doubtful accounts of $23,688 in 2001 and $20,016 in 2000	832,658	882,486
Inventories	169,883	188,745
Prepaid expenses	67,512	74,345

Total current assets	1,110,760	1,206,449

Net property, plant and equipment, at cost, less accumulated depreciation of $2,960,938 in 2001 and $3,040,871 in 2000	1,507,007	1,620,592
Goodwill and other intangibles, net of accumulated amortization of $304,184 in 2001 and $266,014 in 2000	471,451	520,242
Other noncurrent assets	564,685	566,919

Total assets	$3,653,903	$3,914,202

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$ 290,187	$ 387,495
Accrued compensation	167,902	184,668
Short-term debt	422,753	271,640
Current and deferred income taxes	33,639	43,484
Other accrued liabilities	330,805	303,274

Total current liabilities	1,245,286	1,190,561

Long-term debt	675,144	739,190
Deferred income taxes	235,002	233,505
Other noncurrent liabilities	500,259	518,398

Total noncurrent liabilities	1,410,405	1,491,093

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2001 and 2000	308,462	308,462
Retained earnings	1,605,479	1,666,936
Accumulated other comprehensive income	(91,325)	(74,126)
Unearned compensation	(4,155)	(6,752)
Reacquired common stock, at cost	(820,249)	(661,972)

Total shareholders’ equity	998,212	1,232,548

Total liabilities and shareholders’ equity	$3,653,903	$3,914,202

See accompanying Notes to Condensed Consolidated Financial Statements.
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30
(Thousands of dollars)

	2001	2000
Cash flows provided by (used for) operating activities:
Net income	$ 62,694	$ 195,349
Restructuring and impairment charges	93,935	—
Depreciation	239,319	242,686
Amortization	43,097	44,085
Gain on sale of assets	(6,637)	(5,871)
Net change in operating working capital	(77,409)	(93,544)
Net change in other assets and liabilities	(42,513)	121,263
Other	8,342	5,358

Net cash provided by operating activities	320,828	509,326

Cash flows provided by (used for) investing activities:
Capital expenditures	(162,806)	(181,151)
Other investments including acquisitions, net of cash acquired	(2,326)	(220,679)
Dispositions of assets including investments, net of tax	7,611	22,289

Net cash used for investing activities	(157,521)	(379,541)

Cash flows provided by (used for) financing activities:
Net increase (decrease) in borrowings	96,690	(17,014)
Disposition of reacquired common stock	18,179	5,687
Acquisition of common stock	(215,282)	(22,573)
Cash dividends paid	(82,505)	(87,058)

Net cash used for financing activities	(182,918)	(120,958)

Effect of exchange rate changes on cash and equivalents	(555)	(1,908)
Net change in cash and equivalents	(20,166)	6,919
Cash and equivalents at beginning of period	60,873	41,873

Cash and equivalents at end of period	$ 40,707	$ 48,792

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

        NOTE 2. Components of the company’s inventories at September 30, 2001, and December 31, 2000, were as follows:

Thousands of dollars	2001	2000
Raw materials and manufacturing supplies	$101,022	$131,803
Work in process	188,272	144,927
Finished goods	1,112	2,069
Progress billings	(66,419)	(39,450)
LIFO reserve	(54,104)	(50,604)

Total	$169,883	$188,745

NOTE 3. The following provides supplemental cash flow information:

	Nine Months Ended September 30
Thousands of dollars	2001	2000
Interest paid	$ 43,629	$ 57,536
Income taxes paid	$ 72,794	$ 59,652

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        On April 6, 2001, in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. In an order dated June 8, 2001, the district court ruled that a four-year, rather than a two-year, statute of limitations applied to classes one and three. On August 21, 2001, the court of appeals granted the company leave to appeal the issue of the appropriate statute of limitations to apply to the first and third plaintiff classes.

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

        NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2001	2000	2001	2000
Net income	$42,042	$92,308	$62,694	$195,349
Unrealized foreign currency loss	(9,144)	(5,796)	(17,199)	(11,651)

Comprehensive income	$32,898	$86,512	$45,495	$183,698

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
R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Industry Segment Information

Thousands of dollars	Commercial Print	Logistics Services	Other (1)	Corporate	Consolidated Total
Third Quarter Ended September 30, 2001
Net sales	$1,095,884	$190,059	$ 2,294	$ —	$1,288,237
Restructuring and impairment charges	19,901	190	(231)	—	19,860
Earnings (loss) from operations	73,790	236	(3,716)	12,013	82,323
Earnings (loss) before income taxes	77,700	353	(3,919)	(5,772)	68,362

Third Quarter Ended September 30, 2000
Net sales	$1,265,415	$164,593	$ 2,992	$ —	$1,433,000
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	164,001	(2,857)	(10,721)	6,502	156,925
Earnings (loss) before income taxes	167,454	(2,882)	(13,270)	(1,207)	150,095

Nine Months Ended September 30, 2001
Net sales	$3,312,891	$562,394	$ 7,652	$ —	$3,882,937
Restructuring and impairment charges	86,923	281	1,103	5,628	93,935
Earnings (loss) from operations	131,626	(7,566)	(18,867)	42,521	147,714
Earnings (loss) before income taxes	143,703	(7,480)	(19,506)	(14,775)	101,942
Assets	2,739,063	245,255	26,376	643,209	3,653,903

Nine Months Ended September 30, 2000
Net sales	$3,680,303	$471,368	$ 13,104	$ —	$4,164,775
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	370,289	(3,931)	(23,477)	21,831	364,712
Earnings (loss) before income taxes	378,792	(4,031)	(27,037)	(30,083)	317,641
Assets	3,074,701	239,466	33,138	653,898	4,001,203

(1)	Represents other operating segments of the company, including Red Rover Digital, the company’s Internet services business.

        NOTE 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. In closing the Internal Revenue Service (IRS) audit of the company’s 1990 to 1992 tax returns, the company paid during the first quarter of 2001 approximately $62 million in taxes and interest for COLI interest deductions disallowed by the IRS. The company accrued for this payment as a current liability at December 31, 2000. The company has filed a claim for refund of this payment and ultimately may pursue litigation of this matter.

        In three federal trial court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. Appeals from these decisions have been taken, and in one, the appellate court upheld the tax court’s ruling. While the company believes its COLI program differs from those involved in the earlier litigation, should the reasoning of these cases be upheld and applied to others, in addition to payments already made, the company could lose up to $155 million in federal and state tax benefits for periods from 1993 through 1998 plus interest of approximately $58 million after-tax through September 30, 2001.

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

        NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Average shares outstanding—basic	115,831	121,936	117,610	122,012
Effect of dilutive securities	1,935	1,504	1,767	1,167

Average shares outstanding—diluted	117,766	123,440	119,377	123,179

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

        NOTE 10. The company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the company uses financial instruments, including forward exchange and option contracts, to manage exposure to movements in exchange rates. There were no outstanding foreign currency fair value or cash flow hedges at September 30, 2001. During the three and nine months ended September 30, 2001, the effects of derivative instruments as recorded in the accompanying condensed consolidated financial statements were not material.

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

First quarter 2001 restructuring:

        The restructuring plan approved by management in the first quarter of 2001 (the first quarter plan) resulted in a pretax charge of $20 million ($12 million after-tax, or $0.10 per diluted share). This charge reduced earnings from operations in the Commercial Print segment by $20 million. As part of the first quarter plan, the company announced the closing of a directory-printing plant in St. Petersburg, Florida; a magazine-printing plant in South Daytona, Florida; and a financial-printing facility in Houston, Texas. In addition, the first quarter plan included workforce reductions at other facilities, primarily within Financial Services and Premedia. Simultaneously, in connection with the company’s transition of directory-printing operations from a plant in York, England to a newly-constructed plant in Flaxby, England, the company incurred employee termination and relocation costs. The first quarter pretax charge consisted of the following:

•
$11 million of employee termination benefits, including severance and outplacement costs for planned personnel reductions. The actions approved under the first quarter plan were expected to result in the termination of 520 employees by June 30, 2001.

•	$2 million of exit costs which consist primarily of costs to maintain closed facilities until the estimated dates of sale.

•	$1 million of relocation costs incurred for employees to be transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis.

•
$6 million for anticipated losses on the disposal of property and equipment in connection with the closing of facilities. This included the planned disposition of both printing plants located in Florida; print production only was ceased at the Houston, Texas facility and the location remains open as a sales and service center. The asset impairment loss recognized was based on the difference between the estimated selling prices of the assets to be sold and the related carrying values. Selling prices were estimated based on third party appraisals for land and buildings and significant pieces of equipment, as well as the company’s prior experience with comparable equipment disposals.

Second quarter 2001 restructuring:

        During the second quarter of 2001, the company recognized a pretax restructuring charge of $52 million ($32 million after-tax, or $0.27 per diluted share). This charge reduced earnings from operations in the company’s business segments as follows: Commercial Print segment—$47 million; Other—$1 million (related to Red Rover) and Corporate—$4 million. As part of the restructuring plan approved by management in the second quarter (the second quarter plan), the company announced the closing of a magazine-printing plant in Des Moines, Iowa and a catalog-printing plant in Old Saybrook, Connecticut, and plans to exit a leased Financial Services’ sales and service center in Austin, Texas. In addition, the second quarter plan included workforce reductions and consolidations at other facilities, including a company-wide workforce reduction announced in June 2001 of approximately 250 general and administrative positions. The second quarter pretax charge consisted of the following:

•
$34 million of employee termination benefits, including severance, outplacement costs and early retirement benefit costs associated with planned personnel reductions. Of this charge, $18 million represented early retirement benefit costs to be financed by the company’s various benefit plans. There were also adjustments of $1 million as 30 employees who were originally anticipated to be terminated as part of the first quarter plan transferred to other company facilities. The actions approved under the second quarter plan will result in the termination of 1,690 employees by June 30, 2002.

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

Third quarter 2001 restructuring:

        During the third quarter of 2001, the company recognized a pretax restructuring charge of $8 million ($5 million after-tax, or $0.04 per diluted share), substantially all within the Commercial Print segment. This charge was comprised of a third quarter provision totaling $10 million, reduced by a $2 million adjustment related to the first quarter plan and the second quarter plan. The third quarter restructuring plan (the third quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The third quarter pretax charge consisted of the following:

•
$4 million of employee termination benefits, including severance, outplacement costs and early retirement benefit costs associated with planned personnel reductions. The actions approved under the third quarter plan will result in the termination of 207 employees by December 31, 2001.

•
$6 million of relocation costs incurred for employees to be transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. The majority of these costs relate to plant closures announced in the first and second quarters.

•
During the third quarter, the company recorded adjustments of $2 million as an increase to pretax income due to changes in estimates related to the anticipated losses on disposal of property and equipment and exit costs in connection with the closing of facilities.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Thousands of dollars	Employee termination benefits	Exit costs	Relocation costs	Asset impairment (non-cash)	Total
Restructuring charges	$10,242	$ 2,299	$ 985	$ 6,176	$19,702
Cash payments	(2,971)	—	(985)	—	(3,956)
Non-cash items	—	—	—	(6,176)	(6,176)

Reserve balance March 31, 2001	$ 7,271	$ 2,299	$ —	$ —	$ 9,570
Restructuring charges	34,179	6,914	4,619	7,446	53,158
Cash payments	(4,216)	(515)	(4,619)	—	(9,350)
Pension and post-retirement benefits liability transfer	(17,800)	—	—	—	(17,800)
Non-cash items	—	—	—	(7,446)	(7,446)
Currency translation	(19)	(10)	—	—	(29)
Adjustments	(724)	(101)	—	—	(825)

Reserve balance June 30, 2001	$18,691	$ 8,587	$ —	$ —	$27,278
Restructuring charges	4,450	—	6,194	—	10,644
Cash payments	(4,550)	(1,097)	(6,194)	—	(11,841)
Non-cash items	—	—	—	1,458	1,458
Currency translation	15	5	—	—	20
Adjustments	(40)	(921)	—	(1,458)	(2,419)

Reserve balance September 30, 2001	$18,566	$ 6,574	$ —	$ —	$25,140

Status of the restructuring plans:

        In connection with the first quarter plan, the company has ceased print production at its St. Petersburg, Florida, South Daytona, Florida and Houston, Texas facilities, and all customer work has been transferred to other company facilities. Of a total of 520 planned employee terminations, 490 were completed, and 30 employees were transferred to other facilities. Both Florida printing facilities are currently being held for sale.

        In connection with the second quarter plan, the company is in the process of transitioning certain customers’ work to other company facilities. Planned production will gradually be transferred to other company facilities once necessary expansions in those facilities to accommodate the transfer of work are complete. The company expects to complete the closures of the Des Moines, Iowa, and the Old Saybrook, Connecticut plants by June 30, 2002. Additional charges related to the second quarter plan are expected to be approximately $20 million, half of which are anticipated to be recognized by the end of the 2001, and relate primarily to employee and equipment relocation. The workforce reduction of approximately 250 general and administrative personnel has been completed. Of a total of 1,690 planned employee terminations related to the second quarter 2001 restructuring plan, 735 have been completed as of September 30, 2001.

        In connection with the third quarter plan, of a total of 207 planned employee terminations, 80 have been completed as of September 30, 2001.

        The net book value of assets to be disposed under the plans as of September 30, 2001 was $21 million. Annual depreciation on these assets is approximately $2 million.

        NOTE 12. In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the company periodically evaluates the recoverability of its long-lived assets, including goodwill and other intangibles. During the third quarter of 2001, as a result of deteriorating market conditions, the company determined that the carrying value of long-lived assets at one of its subsidiaries in Mexico, Ediciones Eclipse S.A. de C.V. (Eclipse), was impaired based on estimated future undiscounted cash flows. Accordingly, the company recorded a non-cash pretax impairment charge of $12 million ($7 million after-tax, or $0.06 per diluted share) in the third quarter of 2001 to writedown the carrying value of Eclipse’s long-lived assets to fair value. Of the total pretax charge, $10 million related to the writedown of goodwill and $2 million to the writedown of property, plant and equipment.

        In the first quarter of 2001, the company recorded a non-cash pretax impairment charge of $2 million to write down the carrying values of two Internet-related technology investments recorded using the cost method of accounting. Both investments related to entities that had experienced significant solvency issues during the first quarter of 2001, such that the company believed it was probable that the carrying values would not be recovered.

        NOTE 13. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142, which must be implemented in January 2002, requires that goodwill not be amortized over an estimated useful life. Instead, goodwill must be assessed for impairment at least annually by applying a fair-value-based test. The company anticipates that future earnings will increase without amortization expense; however, the company must assess its existing goodwill for impairment under the new standard. In accordance with the transition provisions of the new standard, the company may record a change in accounting principle for any impairment of goodwill. For the third quarter and first nine months of 2001, the company recognized goodwill amortization of $4 million and $13 million, respectively.

        NOTE 14. On October 26, 2001 the federal district court in Gerlib, et al. v. R.R. Donnelley & Sons Co., in ruling on motions for summary judgment, found that former permanent employees of the company’s Chicago catalog operations who elected to receive enhanced retirement benefits were also entitled to receive separation pay, but that former temporary employees were not entitled to any augmented benefits. On November 8, 2001, the court set trial on the allegation of discrimination in selection for termination for July 2002. Refer to Note 4 for a description of Gerlib.

        On November 8, 2001, the company issued $225 million of five-year unsecured notes with a coupon of 5.0%. The bonds were sold at a discount to yield 5.122%. Net proceeds to the company upon settlement will be $222 million. The notes are redeemable by the company prior to maturity at a 20 basis point redemption penalty. $200 million of the issuance was swapped to a LIBOR-based floating rate. The rate for the first six-months will be 2.8105%. Through a second swap, the rate for the second six-months was fixed at 3.13%. The company intends to use the proceeds from this offering for general corporate purposes, including the repayment of outstanding commercial paper indebtedness.

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

•
Production—to drive results for our customers cost-effectively through print or the Internet. Our manufacturing operations around the world offer a full range of capabilities and are networked to quickly produce large printing jobs with identical specifications. We also are able to version printed content to reach targeted audiences. Our Internet services include website production to extend our customers’ brands to the Internet by delivering content and commerce online.

•
Distribution—to deliver our customers’ words and images efficiently and reliably through print or the Internet. R.R. Donnelley Logistics (Donnelley Logistics) delivers printed products and packages to the U.S. Postal Service (USPS), saving our customers significant time and money. We also offer a full range of services to deliver value, maximize content effectiveness, enhance our clients’ businesses and build their customer relationships via the Internet.

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

        The following describes the end-markets we serve:

Long-run Magazines, Catalogs and Inserts    R.R. Donnelley is a leader in the North American magazine, catalog and advertising insert markets. These markets are characterized by demand for large, cost-effective print runs with excellent opportunity for differentiation among competitors through services such as premedia and Donnelley Logistics. Our U.S. customers include seven of the top 10 magazine titles, nine of the top 10 consumer catalog companies and seven of the top 10 retailers. Contracts typically span from three to five years.

Telecommunications    R.R. Donnelley is the worldwide leader in the directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies, independent telephone companies such as Sprint, independent directory publishers such as Yell, and leading international telecommunications providers such as British Telecom, Dutch KPN and Shanghai Telephone.

        Directory contracts typically span five to 10 years, with our current major contracts expiring between 2004 and 2013. Deregulation and investment in the global telecommunications industry provide opportunities. In addition, opportunities arise as we work with directory publishers to introduce innovations such as targeted printed directories, website development for small businesses, content for online directories and solutions for the technology and government markets, and as we extend our capabilities worldwide.

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for all of the top 10 U.S. book publishers and we print more than 50% of The New York Times’ adult best-seller titles. We also print one-third of all textbooks used in classrooms in the United States.

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

        Our customized communications solutions provide an integrated suite of information management, content assembly and delivery solutions designed to give our clients closer and longer-lasting relationships with their customers. These include services which help our customers leverage the power of the Internet in communicating with their audiences. In markets that increasingly see demand for more precise communication with individuals, we believe customized communications solutions are and will continue to be a significant growth opportunity for the company.

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

R.R. Donnelley Logistics    R.R. Donnelley is one of the largest users of the USPS, handling approximately 19 billion print and mail pieces, and over 115 million packages each year. No other business partner of the USPS approaches this volume in these combined categories. Distribution costs are a significant component of Donnelley’s customers’ cost structures, and the company’s ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator.

        In February 2000, Donnelley Logistics extended its services by adding package delivery to its established business of delivering printed material (freight services). By leveraging the USPS infrastructure to make the final delivery to households and businesses, the company provides more economical logistics services. Through “zone skipping”, greater postal discounts are obtained, providing more timely, reliable delivery for customers.

        In addition to delivering packages and printed material, Donnelley Logistics also provides returns management and expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.

Results of Operations

Consolidated Results—Third Quarter 2001 Compared with Third Quarter 2000

        Consolidated net sales decreased $145 million, or 10.1%, to $1,288 million compared with $1,433 million in the third quarter of 2000, driven by the decline in net sales of the Commercial Print segment of 13.4%. Third quarter net sales for the Logistics Services segment increased 15.5% between years, driven by increased sales from package logistics.

        For our Commercial Print segment, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. Customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation. By measuring value-added revenue, we eliminate the effects of material prices and transportation costs as well as mix issues related to customer-furnished versus Donnelley-furnished paper that are largely beyond our control.

        Consolidated value-added revenue decreased $100 million, or 11.9%, to $740 million compared with $840 million in the third quarter of 2000. Third quarter value-added revenue within the Commercial Print segment decreased 13.7% between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the third quarter of 2001, we recognized a reduction in our cost of materials of $10 million from the sale of by-products, compared with $17 million for the year ago period. Third quarter value-added revenue for the Logistics Services segment increased 38.0% between years, driven by the improved performance of package logistics.

        Gross profit as a percentage of net sales was 18.4% in the third quarter of 2001 compared with 21.2% a year ago, primarily due to lower margins within the Commercial Print segment. Commercial Print’s gross profit margin was affected negatively in 2001 by lower volumes across most of the segment, primarily within Financial Services and Long-run Magazines, Catalogs and Inserts. Our Logistics Services segment, which has a lower gross profit margin than our Commercial Print segment, also represented a higher proportion of third quarter net sales in 2001 (14.8% versus 11.5% in 2000).

        Selling and administrative expenses decreased $12 million, or 8%, to $135 million in the third quarter of 2001, primarily due to cost reduction initiatives. Selling and administrative expenses as a percentage of net sales for the third quarter was 10.5% compared with 10.3% a year ago. In June 2001, we announced the elimination of approximately 250 administrative positions during the second quarter of 2001 from across the company (see Note 11 to the condensed consolidated financial statements). Pretax savings from this action are expected to be $10 million for the second half of 2001, of which $5 million was recognized during the third quarter.

        Excluding restructuring and impairment charges (discussed in Notes 11 and 12 to the condensed consolidated financial statements), earnings from operations decreased $55 million, or 34.9%, to $102 million in the third quarter of 2001. Lower earnings from operations were driven principally by the decline in net sales and lower gross profit margins within the Commercial Print segment. Including restructuring and impairment charges, earnings from operations decreased 47.5% versus the third quarter of 2000.

        Net interest expense decreased 17.4% to $19 million in the third quarter of 2001 due to lower debt levels, lower interest rates on commercial paper and the benefit of having refinanced $200 million of matured long-term bonds in December 2000 with commercial paper at lower rates. Other income, net, decreased $11 million between years, primarily as a result of a one-time pretax gain of $13 million in 2000 related to the sale of shares received from the demutualization of our basic life insurance carrier ($8 million after-tax, or $0.06 per diluted share).

        Excluding restructuring and impairment charges (discussed in Notes 11 and 12 to the condensed consolidated financial statements) and the one-time gain in 2000, net income of $54 million in the third quarter of 2001 decreased $30 million, or 35.7%, from the third quarter of 2000, while diluted earnings per share decreased 33.3% to $0.46. Including restructuring and impairment charges and the one-time gain in 2000, third quarter net income and earnings per diluted share decreased 54.5% and 52.0%, respectively, between years. The effective tax rate for the third quarter in both years was 38.5%.

        The following table shows the trends in net sales and value-added revenue by end-market:

Third Quarter Ended September 30

	Net Sales				Value-Added Revenue
Thousands of dollars	2001	2000	% Change		2001	2000	% Change
Long-run Magazines, Catalogs and Inserts	$ 398,617	$ 471,492	(15.5%	)	$247,949	$292,293	(15.2%	)
Book Publishing Services	199,505	200,799	(0.6%	)	139,198	139,607	(0.3%	)
Financial Services	117,233	151,094	(22.4%	)	98,819	132,049	(25.2%	)
Telecommunications	188,692	209,524	(9.9%	)	88,730	98,692	(10.1%	)
International (1)	65,178	82,253	(20.8%	)	34,137	44,062	(22.5%	)
Specialized Publishing Services	53,236	70,114	(24.1%	)	34,011	40,920	(16.9%	)
RRD Direct	46,148	47,978	(3.8%	)	25,355	26,671	(4.9%	)
Premedia	27,275	32,161	(15.2%	)	27,275	31,602	(13.7%	)

Commercial Print	$1,095,884	$1,265,415	(13.4%	)	$695,474	$805,896	(13.7%	)
Logistics Services	190,059	164,593	15.5%		42,307	30,649	38.0%
Other (2)	2,294	2,992	(23.3%	)	1,719	2,957	(41.8%	)

Total	$1,288,237	$1,433,000	(10.1%	)	$739,500	$839,502	(11.9%	)

(1)	Includes South America, Poland and Mexico.

(2)	Includes Red Rover and Other.

Operating Results by Business Segment—Third Quarter 2001 Compared with Third Quarter 2000

        As discussed more fully in Note 6 to the condensed consolidated financial statements, we have two reportable segments: Commercial Print and Logistics Services. Following our acquisition of CTC in February 2000, we report results from our logistics businesses within Logistics Services.

        Net sales of our Commercial Print segment decreased $170 million in the third quarter of 2001, or 13.4%, from a year ago. Third quarter net sales for Long-run Magazines, Catalogs and Inserts decreased 15.5% between years, which reflected volume decreases across all major markets. While the U.S. economic slowdown continued into the third quarter of 2001, the events of September 11, 2001 (September 11) exacerbated already weak market conditions. Following September 11, we printed several special editions of magazines as requested by our customers, but overall magazine volumes were down between years driven by reduced magazine advertising. Reduced catalog page counts as well as lower retail insert advertising spending and retail bankruptcies since late 2000 also hurt the third quarter of 2001. Paper prices for major grades of paper employed in the quarter within the Long-run Magazines, Catalogs and Inserts declined 6.9% from a year ago.

        Financial Services’ third quarter 2001 net sales decreased 22.4% between years, driven by the slowdown in both the U.S. and international capital markets. Following the events of September 11, the U.S. stock exchanges were closed for four days, and with the economic and political uncertainties that ensued, capital markets volume levels declined still further. For the third quarter, our U.S. and international capital market volumes were down between years by 26.3% and 50.6%, respectively. During the third quarter of 2001, we derived 14.3% of our capital markets sales from international, compared with 19.9% in 2000. Also, within Financial Services, third quarter net sales from customized communications solutions decreased 4.9% between years. Book Publishing Services’ third quarter net sales were flat between years primarily due to volume increases within the consumer market, offset by volume decreases in the specialty market and more customer-furnished paper. Net sales of Telecommunications decreased 9.9% between years due to volume shortfalls in the domestic directory market and timing shifts of directories to the fourth quarter of 2001. Net sales of Specialized Publishing Services decreased 24.1% between years due to lower volumes from customer cut-backs in quantities and reduced advertising pages.

        Third quarter net sales of our Logistics Services segment increased $25 million, or 15.5%, from a year ago. Third quarter net sales of our package logistics business were up 36.4% between years driven by higher unit volume and price increases. Package logistics unit volume was up 28.7% for the third quarter between years. Within our print logistics business, freight services unit volume for the third quarter was down 13.0% between years, partially offset by price increases and fuel surcharges. Lower expedited services volume as a result of the slowed capital markets was partially offset during the third quarter of 2001 by increased delivery services provided for banks.

        Third quarter value-added revenue for the Commercial Print segment decreased $110 million, or 13.7% from a year ago, primarily due to volume declines in Long-run Magazines, Catalogs and Inserts, as well as Financial Services. Third quarter value-added revenue for the Logistics Services segment increased $12 million, or 38.0%, from a year ago. Package logistics contributed an incremental $10 million in value-added revenue between years, driven by higher prices, higher unit volume and increased penetration of the postal system (delivery closer to the final destination, which reduces postage costs), partially offset by higher transportation costs. Third quarter value-added revenue for print logistics was up $2 million, or 12.5%, based on higher prices for freight services and a slight decrease in transportation costs.

        The following discussion of earnings from operations excludes the impact of restructuring and impairment charges (discussed in Notes 11 and 12 to the condensed consolidated financial statements). Third quarter earnings from operations for the Commercial Print segment decreased $70 million, or 42.9%, between years. The majority of the decline was due to lower volumes within Long-run Magazines, Catalogs and Inserts as well as Financial Services. Most of our print-related businesses were also affected negatively in the third quarter of 2001 by higher healthcare costs and lower by-products revenues.

        Earnings from operations for the third quarter of 2001 for the Logistics Services segment were $0.4 million, compared with a loss of $2.9 million a year ago. This improved performance was driven principally by the increase in package logistics unit volumes noted above, as well as higher prices and increased penetration of the postal system for packages. Offsetting a portion of this increase were higher operating costs within print logistics related to consolidation center expansions, and higher selling and administrative expenses. By comparison, third quarter 2000 reflected non-recurring start-up expenses of $1.6 million related to the expansion of a print logistics consolidation center in the Northeast.

        The third quarter loss from operations within the “Other” operating segment included losses of $4 million compared with $11 million a year ago, incurred to grow complementary businesses, including Red Rover.

        A summary analysis of expense trends is presented below:

Third Quarter Ended September 30

Thousands of dollars	2001	% of Sales	2000	% of Sales	% Change
Cost of materials	$400,985	31.1%	$459,553	32.1%	(12.7%	)
Cost of transportation	147,752	11.5%	133,945	9.3%	10.3%
Cost of manufacturing	423,883	32.9%	453,637	31.7%	(6.6%	)
Depreciation	77,041	6.0%	81,026	5.7%	(4.9%	)
Amortization	14,013	1.1%	15,784	1.1%	(11.2%	)
Selling and administrative expenses	122,380	9.5%	132,130	9.2%	(7.4%	)
Restructuring and impairment charges	19,860	1.5%	—	0.0%	n/a
Net interest expense	18,831	1.5%	22,810	1.6%	(17.4%	)

Consolidated Results—First Nine Months of 2001 Compared with First Nine Months of 2000

        Consolidated net sales decreased $282 million, or 6.8%, to $3,883 million compared with $4,165 million for the first nine months of 2000. Acquisitions contributed an increase of $103 million in net sales for the first nine months between years, offset by lower organic sales within both the Commercial Print and Logistics Services segments.

        Consolidated value-added revenue decreased $203 million, or 8.4%, to $2,216 million compared with $2,419 million reported for the first nine months of 2000. Acquisitions contributed an increase of $28 million in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the first nine months of 2001, we recognized a reduction in our cost of materials of $32 million from the sale of by-products, compared with $50 million for the year ago period.

        Gross profit as a percentage of net sales was 17.0% in the first nine months of 2001 compared with 19.5% a year ago, primarily due to lower margins within the Commercial Print segment. Commercial Print’s gross profit margin was affected negatively in the first nine months of 2001 by lower volumes across most of the segment, primarily within Financial Services and Long-run Magazines, Catalogs and Inserts. Our Logistics Services segment, which has a lower gross profit margin than our Commercial Print segment, also represented a higher proportion of first nine months net sales in 2001 (14.5% versus 11.3% in 2000).

        Selling and administrative expenses decreased $29 million, or 6.4%, to $418 million in the first nine months of 2001, due to cost reduction initiatives. Selling and administrative expenses as a percentage of net sales for the first nine months was 10.8% compared with 10.7% for the year ago period.

        Excluding restructuring and impairment charges (discussed in Notes 11 and 12 to the condensed consolidated financial statements), earnings from operations decreased $123 million, or 33.7%, to $242 million in the first nine months of 2001 versus 2000. Lower earnings from operations were driven principally by the decline in net sales and lower gross profit margins within the Commercial Print segment. Including restructuring and impairment charges, earnings from operations decreased 59.5% compared with the first nine months of 2000.

        Net interest expense decreased 21.1% to $55 million in the first nine months of 2001 due to lower debt levels, lower interest rates on commercial paper, and the benefit of having refinanced $200 million of matured long-term bonds in December 2000 with commercial paper at lower rates. Other income, net, decreased $13 million between years, primarily as a result of a one-time pretax gain of $13 million in 2000 related to the sale of shares received from the demutualization of our basic life insurance carrier ($8 million after-tax, or $0.06 per diluted share).

        Excluding restructuring and impairment charges (discussed in Notes 11 and 12 to the condensed consolidated financial statements) and the one-time gain in 2000, net income of $120 million in the first nine months of 2001 decreased $67 million, or 35.7%, from a year ago, while diluted earnings per share decreased 34.0% to $1.01. Including restructuring and impairment charges and the one-time gain in 2000, for the first nine months net income and earnings per diluted share decreased 67.9% and 66.7%, respectively, between years. The effective tax rate for the first nine months in both years was 38.5%.

        The following table shows the trends in net sales and value-added revenue by end-market:

Nine Months Ended September 30

	Net Sales				Value-Added Revenue
Thousands of dollars	2001	2000	% Change		2001	2000	% Change
Long-run Magazines, Catalogs and Inserts	$1,203,381	$1,346,223	(10.6%	)	$ 753,469	$ 836,617	(9.9%	)
Book Publishing Services	542,220	578,354	(6.2%	)	383,360	397,521	(3.6%	)
Financial Services	391,633	488,706	(19.9%	)	327,416	410,337	(20.2%	)
Telecommunications	571,651	609,444	(6.2%	)	263,293	286,183	(8.0%	)
International (1)	215,057	239,293	(10.1%	)	103,821	113,154	(8.2%	)
Specialized Publishing Services	177,487	198,575	(10.6%	)	110,272	118,379	(6.8%	)
RRD Direct	132,394	139,948	(5.4%	)	72,074	76,528	(5.8%	)
Premedia	79,068	79,760	(0.9%	)	79,068	78,389	0.9%

Commercial Print	$3,312,891	$3,680,303	(10.0%	)	$2,092,773	$2,317,108	(9.7%	)
Logistics Services	562,394	471,368	19.3%		118,078	90,313	30.7%
Other (2)	7,652	13,104	(41.6%	)	4,858	11,766	(58.7%	)

Total	$3,882,937	$4,164,775	(6.8%	)	$2,215,709	$2,419,187	(8.4%	)

(1)	Includes South America, Poland and Mexico.

(2)	Includes Red Rover, Louisville Distribution (sold in June 2000) and Other.

Operating Results by Business Segment—First Nine Months of 2001 Compared with First Nine Months of 2000

        Net sales of our Commercial Print segment decreased $367 million for the first nine months of 2001, or 10.0%, from a year ago. First nine months net sales for Long-run Magazines, Catalogs and Inserts decreased 10.6% between years, which reflected volume decreases across all major markets. Increased retail bankruptcies, as well as lower magazine and retail insert advertising spending, and lower catalog page counts drove the majority of volume declines. Paper prices for major grades of paper employed during the first nine months within Long-run Magazines, Catalogs and Inserts declined 1.6% from a year ago.

        Financial Services’ first nine months net sales decreased 19.9% between years, driven by the slowdown in both U.S. and international capital markets. Capital markets volume was particularly hard hit by the events and aftermath of September 11. For the first nine months, our U.S. and international capital markets volumes were down between years by 22.0% and 55.9%, respectively. On a year-to-date basis, we derived 14.1% of our capital markets sales from international, compared with 22.5% in 2000. Within Financial Services, nine months net sales from customized communications solutions increased 5.8% between years. Book Publishing Services’ first nine months net sales decreased 6.2% between years primarily due to volume shortfalls within the consumer market. Net sales of Telecommunications were down 6.2% between years due to timing shifts of directories to the fourth quarter of 2001 and volume shortfalls in the domestic directory market.

        First nine months net sales of our Logistics Services segment increased $91 million, or 19.3%, from a year ago. CTC (package logistics) was acquired in February 2000 and contributed an increase of $98 million in net sales between years. First nine months net sales of our package logistics business were up 41.8% between years driven by an additional five weeks of activity in 2001, higher volume and higher prices. First nine months net sales of our print logistics business decreased $7 million, or 2.9%, between years. Within print logistics, freight services unit volume for the first nine months was down 10.3% between years, partially offset by price increases and fuel surcharges. Lower expedited services volume as a result of the slowed capital markets was offset during 2001 by increased delivery services provided for banks as well as international mail.

        First nine months value-added revenue for the Commercial Print segment decreased $224 million, or 9.7% from a year ago, primarily due to volume declines in Long-run Magazines, Catalogs and Inserts, as well as Financial Services. First nine months value-added revenue for the Logistics Services segment increased $28 million, or 30.7%, from a year ago. CTC (package logistics) contributed an increase of $24 million in value-added revenue between years. This increase was driven by an additional five weeks of activity in 2001, higher prices, higher unit volume and increased penetration of the postal system (delivery closer to the final destination), despite higher transportation costs.

        The following discussion of earnings from operations excludes the impact of restructuring and impairment charges (discussed in Notes 11 and 12 to the condensed consolidated financial statements). First nine months earnings from operations for the Commercial Print segment decreased $152 million, or 41.0%, between years. The majority of the decline was due to lower volumes across our Commercial Print segment, particularly within Long-run Magazines, Catalogs, Inserts and Financial Services. Most of our print-related businesses were also affected negatively during the first nine months of 2001 by higher energy and healthcare costs, and lower by-products revenues.

        First nine months loss from operations for the Logistics Services segment was $7 million, compared with a loss of $4 million a year ago, driven by lower volumes within our print logistics business during 2001. The improved performance during the third quarter of 2001 of our package logistics business offset a portion of the deterioration within print logistics during the year.

        First nine months loss from operations within the “Other” operating segment includes losses of $18 million and $23 million in 2001 and 2000, respectively, to grow complementary businesses, including Red Rover. First nine months 2000 also includes an additional loss of $2 million related to a distribution center that was sold during the second quarter of 2000.

        A summary analysis of expense trends is presented below:

Nine Months Ended September 30

Thousands of dollars	2001	% of Sales	2000	% of Sales	% Change
Cost of materials	$1,222,912	31.5%	$1,364,533	32.8%	(10.4%	)
Cost of transportation	444,316	11.4%	381,055	9.1%	16.6%
Cost of manufacturing	1,314,184	33.8%	1,363,628	32.7%	(3.6%	)
Depreciation	239,319	6.2%	242,686	5.8%	(1.4%	)
Amortization	43,097	1.1%	44,085	1.1%	(2.2%	)
Selling and administrative expenses	377,460	9.7%	404,077	9.7%	(6.6%	)
Restructuring and impairment charges	93,935	2.4%	—	n/a	n/a
Net interest expense	55,132	1.4%	69,912	1.7%	(21.1%	)

Changes in Financial Condition

Cash Provided by Operating Activities

        Cash provided by operating activities totaled $321 million in the first nine months of 2001, compared with $509 million in the same period of 2000. The decrease between years was primarily due to the receipt of a tax refund of $77 million in July 2000; a 2001 COLI tax payment of $62 million as a result of the settlement of a federal income tax audit for the years 1990 through 1992; and the weaker operating performance of the company in 2001. The tax refund received in July 2000 related to the carryback of tax losses following the sales of Modus Media International, Corporate Software and Technology, and Stream International in 1999.

        Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) was slightly longer at 49 days as compared with 48 days a year ago. The ratio of operating working capital to sales has continued to improve to 6.0% in 2001 from 6.5% in 2000.

Cash Used for Investing Activities

        Our principal recurring investing activities are capital expenditures to improve the productivity of operations. During the first nine months of 2001, capital expenditures totaled $163 million, an $18 million decrease from a year ago. We expect full year capital spending to be under $300 million compared with capital spending of $237 million in 2000. This higher planned level of spending in 2001 is driven by our investments to create a more efficient print platform to serve our magazine, catalog and advertising insert customers. Over the next two years, we expect to invest up to $300 million in this print platform, a third of which relates to restructuring activities, to create fewer, larger and more efficient facilities focused on specific capabilities.

Acquisitions

        In 2000, we made acquisitions and investments to extend our geographic reach and expand our range of capabilities. We have made no acquisitions to date in 2001.

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

Cash Provided by Financing Activities

        Financing activities include net borrowings, dividend payments and share repurchases. Our net borrowings increased by $114 million during the nine months between years.

        Commercial paper is our primary source of short-term financing. On September 30, 2001, we had $283 million outstanding in commercial paper borrowings. In addition, at September 30, 2001, we had a $438 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes our cash flow and borrowing capability are sufficient to fund operations.

Share Repurchase

        We purchased 1.6 million shares of our common stock in the third quarter of 2001 for $46 million in privately negotiated or open-market transactions. For the year to date, we purchased 6.7 million and 0.9 million shares of our stock in 2001 and 2000, respectively, for $188 million and $23 million, respectively.

        In January 2001, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions through January 2002. Since February 1, under this program we have purchased approximately 5.6 million shares at an aggregate cost of approximately $159 million through September 30, 2001. The company has slowed the pace of share repurchase under its current authorization and will not complete the $300 million program this year, as previously expected.

        Net cash used to repurchase common stock for the year, defined as cash used for share repurchases net of proceeds from stock options exercised, was $197 million and $17 million in 2001 and 2000, respectively.

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

        Public recognition from eWeek and Information Week for our technology efforts include the following rankings among all U.S. companies:

•	#1 of the most innovative media and entertainment company users of information technology (Information Week, September 17, 2001);

•	#115 of the top 500 leading IT innovators (Information Week, September 17, 2001); and

•	#19 of the top 100 innovators in e-business networking (eWeek, May 8, 2000).

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

        On April 6, 2001 in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. On June 8, 2001, the district court judge ruled that a four-year statute of limitations applied to the first and third classes, and on August 21, 2001, the court of appeals granted the company leave to appeal the appropriateness of the use of that statute of limitations.

        In 1995, a class action was filed against us in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). Trial on this count of the action has been set for July 2002. The suit also alleges that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable to retiring or terminated employees. In October 2001, in ruling on summary judgment motions, the court found that former permanent employees of the Chicago catalog operations who elected to receive enhanced retirement benefits were also entitled to separation pay, while former temporary employees were not entitled to any augmented benefits. The company intends to appeal the ruling as to former permanent employees when a judgment is entered.

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

        Refer to Note 7 of the condensed consolidated financial statements for the status at September 30, 2001 of our COLI programs.

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

        We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices and supply of paper in the fourth quarter of 2001.

        Postal costs are a significant component of our customers’ cost structures. Postal rates increased in both January 2001 and July 2001. These increases have not had a negative effect on the company. An additional increase has been proposed for the second half of 2002. Postal rate increases can enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

        The cost of energy affects our operating costs in the Commercial Print segment and transportation costs in Logistics Services. In Logistics Services, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in other energy costs could affect our consolidated financial results.

        In addition, consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. economy is affecting demand across most of our businesses. We do not expect demand to return to 2000 levels during the last quarter of 2001 or in 2002. Further, the long-term effects on our customers’ businesses of September 11 and the threat of anthrax contamination in the mail are not yet known. However, growth in demand for customized communications solutions for investment management, banking, insurance, managed care and pharmaceutical companies may provide opportunities for our Financial Services business to partially offset the capital markets slowdown.

        In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for the company. Many of our businesses leverage our distinctive capabilities to participate in the rapid growth in electronic communications. Our goal remains to help our customers succeed by delivering effective and targeted communications in the right format to the right audience at the right time. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in increased shareholder value.

        Refer to Note 13 of the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements related to business combinations and goodwill.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

        The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains more than half of its debt at fixed rates (approximately 62% at September 30, 2001), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company’s exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated financial statements of the company as a whole, and the company occasionally uses financial instruments to hedge exposures to foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. For further disclosure relating to financial instruments see the “Debt Financing and Interest Expense” footnote to the consolidated financial statements included in the company’s 2000 Annual Report on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

3(ii)a	By-Laws

3(ii)b	Amendment to By-Laws dated September 20, 2001

4	364-Day Credit Agreement dated October 11, 2001 among R.R. Donnelley & Sons Company, the Banks named therein and BancOne, N.A., as Administrative Agent.

12	Ratio of Earnings to Fixed Charges

        (b) No current report on Form 8-K was filed during the third quarter of 2001.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S / VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

Date