Form 10-K405
period 2001-12-31
DONNELLEY R R & SONS CO
filed 2002-02-22
CIK 29669

UNITED   STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D. C. 20549

FORM  10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4694

R. R. DONNELLEY  &  SONS  COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1004130 (I.R.S. Employer Identification No.)
77 West Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60601 (ZIP Code)

Registrant’s telephone number—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common (Par Value $1.25) Preferred Stock Purchase Rights	New York, Chicago and Pacific Stock Exchanges New York, Chicago and Pacific Stock Exchanges

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ✓	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [✓]

As of February 6, 2002, 112,948,996 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions on February 6, 2002) held by nonaffiliates was $3,040,251,613.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of the registrant’s definitive Proxy Statement dated February 22, 2002, are incorporated by reference into Part III of this Form 10-K.

PART  I

ITEM  1.    BUSINESS

Industry and Company Overview

R.R. Donnelley & Sons Company provides comprehensive, integrated communications solutions that efficiently and effectively produce, manage and deliver our customers’ content, regardless of the communications medium. While our superior print capabilities remain the foundation of the company, our recent focus on expanding our range of offerings with value-added services allows us to create additional value.

We provide solutions designed to enhance the effectiveness of our customers’ communications. Our services include:

•
Content creation—to provide creative design services to maximize the impact of communications and improve response rates. In addition to in-house capabilities, alliances with best-in-class providers complement our service offerings.

•
Digital content management—to help our customers leverage their content to reach end-users through multiple marketing channels. Through our premedia technologies services, we digitally capture content, convert it to the appropriate format and channel it to multiple communications media, including print and the Internet.

•
Production—to drive results for our customers cost-effectively through print or the Internet. Our manufacturing operations around the world offer a full range of capabilities and are networked to quickly produce large printing jobs with identical specifications. We also are able to version printed content to reach targeted audiences.

•
Distribution—to deliver our customers’ words and images efficiently and reliably. R.R. Donnelley Logistics (Donnelley Logistics) delivers printed products and packages to the U.S. Postal Service (USPS), saving our customers significant time and money. We also offer a full range of services to deliver value, maximize content effectiveness, enhance our clients’ businesses and build their customer relationships via the Internet.

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

End-Market Descriptions

We operate primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to targeted audiences. While our manufacturing plants, financial service centers and sales offices are located throughout the U.S. and selected international markets, the supporting technologies and knowledge base are common. Our locations have a range of production capabilities to serve our customers and end-markets. We manufacture products with the operational goal of optimizing the efficiency of the common manufacturing and distribution platform. As a result, most plants produce work for customers in two or three of our end-markets.

The following describes the end-markets we serve:

Long-run Magazines, Catalogs and Inserts    R.R. Donnelley is a leader in the North American magazine, catalog and advertising insert markets. These markets are characterized by demand for large, cost-effective print runs with excellent opportunity for differentiation among competitors through services such as premedia technologies and Donnelley Logistics. Our U.S. customers include seven of the top 10 magazine titles, eight of the top 10 consumer catalog companies and seven of the top 10 retailers. Contracts typically span from three to five years.

Telecommunications    R.R. Donnelley is the worldwide leader in the directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies, independent telephone companies such as Sprint, independent directory publishers such as Yellow Book and leading international telecommunications providers such as Yell, KPN and Shanghai Telephone. Directory contracts typically span five to 12 years, with our current major contracts expiring between 2004 and 2013.

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for all of the top 10 U.S. book publishers and we print more than 50% of The New York Times’ adult best-seller titles. We also print one-third of all textbooks used in classrooms in the U.S.

Financial Services    R.R. Donnelley Financial, a leader in the U.S. and international financial services markets, supports the communications needs of corporations, and their investment banks and law firms, as those corporations access the global capital markets. We also are a leading provider of customized communications solutions for investment management, banking, insurance, managed care and pharmaceutical companies.

Our global service network, manufacturing platform and distribution system give us unique advantages in servicing the capital markets, particularly for large financial deals. For example, we produced 40% of the top 25 initial public offerings in 2001, as well as three of the top five insurance demutualizations since 2000, including the largest in 2001. Additionally, we are a leading provider of mutual fund compliance communications. To meet our clients’ needs for accuracy, speed, confidentiality and convenience, we have developed technology for virtual deal management and Internet-enabled inventory management, are experts in EDGAR HTML filings and have integrated database management with content assembly, digital output and multiple-media delivery.

Our customized communications solutions provide an integrated suite of information management, content assembly and delivery solutions designed to give our clients closer and longer-lasting relationships with their customers. These include services that help our clients leverage the power of the Internet in communicating with their audiences. In markets that increasingly see demand for more precise communication with individuals, we believe customized communications solutions are and will continue to be a significant growth opportunity for the company.

International    We have extended our core competencies for high-quality print and related services into non-U.S. geographic markets with no pre-existing local solution. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our operations in Poland and Latin America, where we produce magazines, books and telephone directories, are reported as “International.” Financial Services’ international revenue is included in Financial Services. Directory revenues from China and England are included in Telecommunications.

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

RRD Direct    R.R. Donnelley is a leader in the U.S. direct-mail market, offering expertise and a range of services to guide customers smoothly and cost-effectively through direct-marketing projects. Our full-service solutions include content creation, database management, premedia technologies, personalization, finishing and distribution. We produce highly personalized and sophisticated direct mail pieces that generate results for our customers.

Premedia Technologies    R.R. Donnelley’s Premedia Technologies group partners with customers in the magazine, catalog, retail, telecommunications, corporate and agency markets to effectively create, manage, prepare and distribute customer content. With core competencies in photography, creative and color services, page production, ad management, facilities management and content management, we help customers efficiently, consistently and successfully deliver their messages across multiple channels, including print and the Internet. By leveraging our experience in content production and workflow optimization, Premedia Technologies links customers’ creative processes with today’s technologies.

R.R. Donnelley Logistics    R.R. Donnelley is one of the largest users of the USPS, handling approximately 19 billion print and mail pieces, and over 122 million packages each year. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator.

In February 2000, Donnelley Logistics extended its services by adding package delivery (package logistics) to its established business of delivering printed material (freight services). By leveraging the USPS infrastructure to make the final delivery to households and businesses, the company provides more economical logistics services. Through “zone skipping,” greater postal discounts are obtained, and we provide more timely, reliable delivery for our customers.

In addition to delivering packages and printed material, Donnelley Logistics also provides returns management and expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.

R.R. Donnelley operates primarily in two business segments: Commercial Print and Logistics Services. Financial and other information relating to these business segments is included in Item 7 and in the “Industry Segment Information” note to the consolidated financial statements on page F-25. Within the Commercial Print segment, our business is concentrated geographically in the U.S., where we have 49 manufacturing plants as of December 31, 2001 that generated $4.0 billion in net sales in 2001. In addition to our U.S. facilities, we operate 14 plants in Latin America, Europe and China. Information relating to our international operations is included in the “Geographic Area Information” note to the consolidated financial statements on page F-27. Within the Logistics Services segment, we have 24 operating facilities within the U.S. as of December 31, 2001 that generated $776 million in net sales in 2001.

Commercial printing remains a competitive industry. Consolidation among our customers and in the printing industry has put pressure on prices and increased competition among printers. We expect these industry trends to continue. We will perform in this environment by leveraging our market-leading position, generating continued productivity improvements and enhancing the value we deliver to our customers by offering them products and services that improve their effectiveness and reduce their total delivered cost. While we have contracts with many of our customers as discussed below, there are many competing companies and renewal of these contracts is dependent, in part, on our ability to continue to differentiate ourself from the competition. While our manufacturing facilities are well located for the global, national or regional distribution of our products, competitors in some areas of the U.S. may have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality, as well as the range of available services.

Approximately 70% of our total sales are under contracts with customers, with the remainder on a single-order basis.  For some customers, we print and provide related services for different publications under different contracts.  Contracts with our larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. These sales contracts generally provide for price adjustments to reflect price changes for materials, wages and utilities. No single customer has a relationship with the company that accounted for 10% or more of our sales in 2001.

The primary raw materials we use in our print businesses are paper and ink. In 2001, we spent approximately $1.7 billion on raw materials. We are a large purchaser of paper and our focus is to improve materials performance and total cost management for our customers, which we believe is a competitive advantage. We negotiate with leading suppliers to maximize our purchasing efficiencies, but we do not rely on any one supplier. We have existing paper supply contracts (at prevailing market prices) to cover substantially all of our requirements through 2003, and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and ink materials are currently available in sufficient amounts, and we believe that we will have adequate supplies in the future. We also coordinate purchasing activity at the local plant and corporate levels to increase economies of scale.

Our overriding objectives in the environmental, health and safety arenas are to create sustainable compliance and an injury-free workplace. We believe that estimated capital expenditures for environmental controls to comply with federal, state and local provisions, as well as expenditures, if any, for our share of costs to clean hazardous waste sites that have received our waste, will not have a material effect upon our earnings or our competitive position.

As of December 31, 2001, we had approximately 33,000 employees. Approximately 8,000 employees in our U.S. workforce have been our employees for 10 to 24 years, and more than 3,300 have been our employees for 25 years or longer. As of December 31, 2001, we employed approximately 27,000 people in the United States, approximately 1,000, or 3%, of whom were covered by collective bargaining agreements. In addition, we employed approximately 6,000 people in our international operations, 29% of whom were covered by collective bargaining agreements. Of the 27,000 U.S. employees, approximately 1,400, or 5%, were employed within Logistics Services.

We did not make any business acquisitions during 2001. During 2000, we made several business acquisitions to extend our geographic reach and expand our range of capabilities. Within the Commercial Print segment, in January 2000, we acquired Omega Studios-Southwest, Inc., a photography studio offering digital photography and creative services. In February 2000, we acquired Iridio, Inc., a Seattle-based full-services premedia technologies company. Both of these acquisitions are included within our Premedia Technologies operations. In February 2000, we also acquired EVACO Inc., a Florida-based financial printer, included within our Financial Services operations. In July 2000, we acquired Circulo do Livro, a Brazilian book printer, included within our International operations. During 2000, we also acquired minority interests in an Internet communications services company and in several start-up businesses. Within the Logistics Services segment, in February 2000, we acquired CTC Distribution Services L.L.C. (CTC or package logistics), a consolidator of business-to-home packages. See the “Acquisitions and Investments” note to the consolidated financial statements on page F-8 for more details.

During 1999, we made several business acquisitions intended to speed growth in select areas. Within the Commercial Print segment, in March 1999, we acquired Cadmus Financial, a financial printer based in North Carolina included within our Financial Services operations. In April 1999, we acquired the Communicolor division of the Standard Register Company, a provider of personalization services and printer of innovative direct-mail campaigns, with plants located in Ohio and Kansas, as part of RRD Direct. In May 1999, we acquired Hamburg Gráfica Editora, a Brazilian book printer, included within our International operations. In December 1999, we purchased Penton Press, a short-run magazine printing facility in Ohio, included within Specialized Publishing Services. In addition to these acquisitions, during 1999, we increased our ownership position in Editorial Lord Cochrane S.A. (Cochrane), the largest commercial printer in Chile, to 99% from 78%. Cochrane, included within our International operations, also increased its ownership interest in Atlántida Cochrane (located in Argentina) from 50% to 100%. Within the Logistics Services segment, in July 1999, we acquired Freight Systems, Inc., a California-based transportation company.

During 2001, we announced the closure of several of our manufacturing facilities within the Commercial Print segment to improve the effectiveness and efficiency of our overall print platform. During 2001, we also closed several start-up operations, including Red Rover Digital, that were included in the “Other” operating segment. See the “Restructuring and Impairment” note to the consolidated financial statements on page F-9 for more details.

In November 2001, we sold our remaining investment in the common stock of Stream International Inc. (Stream) for approximately $10 million in cash.

In June 2000, we sold our 100% interest in R.R. Donnelley (India) Ltd. and its 25.37%-owned subsidiary, Tata Donnelley Limited, to Tata Sons Limited for approximately $13 million in cash.

During the fourth quarter of 1999, we divested the majority of our interests in Modus Media International (MMI), Stream and Corporate Software & Technology Holdings, Inc. (CS&T). In October 1999, we sold our investment in MMI for a total of approximately $60 million ($47 million in cash and a $13 million promissory note). In November 1999, we sold 93% of our investment in the common stock of Stream to a group led by Bain Capital for approximately $96 million in cash. Also, in November 1999, we sold our entire interest in CS&T to the management of CS&T for cash proceeds of approximately $41 million.

Special Note Regarding Forward-Looking Statements.    Our Annual Report to Shareholders, including this Form 10-K, are among certain communications that contain forward-looking statements, including statements regarding our financial position, results of operations, market position, product development and regulatory matters. When used in such communications, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our estimates, assumptions, projections and current expectations and are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside our control, including war or acts of terrorism affecting the overall business climate; competition with other communications services providers based on pricing and other factors; fluctuations in the cost of paper, other raw materials and fuel we use; changes in postal rates and postal regulations; seasonal fluctuations in overall demand for services; changes in customer demand; changes in the advertising and printing markets; changes in the capital markets that affect demand for financial printing; the financial condition of our customers; our ability to continue to obtain improved operating efficiencies; the general condition of the U.S. economy and the economies of other countries in which we operate; changes in the rules and regulations to which we are subject and the cost of complying with these rules and regulations, including environmental and health and welfare benefit regulations; changes in the rules and regulations to which our customers are subject, particularly those affecting privacy or the printing requirements of Financial Services or Telecommunications customers; and other factors set forth in this Form 10-K and other company communications generally. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM  2.    PROPERTIES

Our corporate office is located in leased office space in a building in Chicago, Illinois. In addition, as of December 31, 2001, we lease or own 62 U.S. facilities, some of which have multiple buildings and warehouses. These facilities encompass approximately 17.7 million square feet. We have 14 plants encompassing approximately 2.5 million square feet in Latin America, Europe and Asia. Of the total manufacturing and warehouse facilities, approximately 17.9 million square feet of space is owned, while the remaining 2.3 million square feet of space is leased. In addition, we have sales offices across the U.S., Latin America, Europe and Asia.

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

The district court judge in Gerlib ruled on summary judgment motions of the parties in an order dated October 26, 2001, further clarified by an order dated January 25, 2002. While ruling that permanent employees who received special augmented separation pay in conjunction with the closure of the Chicago catalog operations were not eligible for regular separation pay, and that special augmented separation pay was not payable to employees other than those considered permanent employees at the date of closure, the judge ruled that permanent employees who elected to receive enhanced retirement benefits were also eligible to receive regular separation pay. The order also set for trial in July 2002, the claims related to age discrimination.

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

By order dated January 4, 2002, the district court judge in Jefferson granted summary judgment in the company’s favor on one claim, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. The district court judge in Jefferson ruled separately that under procedures outlined in the company’s Retirement Benefit Plan, appeals of any determination of pension amounts due to putative class members were to be made through a prescribed administrative process. He also ruled that those claims made on behalf of plaintiffs already members of the classes certified in Gerlib (persons over the age of 54 at the date of termination of their employment) should be made through the administrative process. As of February 1, 2002, administrative review of the claims of the Gerlib plaintiffs was completed, and the claims denied. Administrative review of the claims of the remaining Jefferson plaintiffs is in progress.

The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. Further, with regard to all cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions, including filing appeals of rulings of the district court judge. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company(2)	Officer Since	Business Experience During Past Five Years(2)

Haven E. Cockerham 54, Senior Vice President, Human Resources	1998
Management responsibilities for Compensation; Benefits; Employee Relations, Diversity and Corporate Human Resources; Recruiting; and Organizational Capability. Prior experience as Vice President, Human Resources, at Detroit Edison Company, a provider of electrical utilities, from May 1994 until March 1998.

Ronald E. Daly 55, President, R.R. Donnelley Print Solutions(1)	1989
Management responsibilities for sales and manufacturing to the Book, Catalog and Retail, Magazine and Telecommunications Industries, Premedia Technologies; and Strategic Sourcing. Prior experience as President, Telecommunications.

William L. Davis 58, Chairman of the Board, President and Chief Executive Officer(1)	1997
Management responsibilities as Chairman of the Board, President and Chief Executive Officer. Prior experience as Senior Executive Vice President at Emerson Electric Company, manufacturer of electrical, electronic and related products, from January 1993 until March 1997.

Monica M. Fohrman 52, Senior Vice President, General Counsel and Secretary(1)	1988	Management responsibilities for Legal Department, Secretary’s Office and Community Relations.

Joseph C. Lawler 52, Executive Vice President(1)	1995
Management responsibilities for R.R. Donnelley Logistics Services; RRD Direct; International Operations; and Corporate Development, Government Relations, Strategy and Planning. Prior experience as President, Catalog Services; and President, Merchandise Media.

Gregory A. Stoklosa 46, Executive Vice President and Chief Financial Officer(1)	1993
Management responsibilities for Investor Relations; Treasury; Financial Reporting and Accounting; Financial Planning and Analysis; Internal Audit; Strategic Cost Management; and Taxes. Prior management experience as Vice President, Treasurer and Vice President, Corporate Controller.

Gary L. Sutula 57, Senior Vice President and Chief Information Officer	1997
Management responsibilities for Technology Planning and Operations and Applications Solutions Delivery. Prior experience as Senior Vice President and Chief Information Officer at Transamerica Financial Services, a provider of international consumer lending services, from June 1994 until November 1997.

(1)	Executive officer of the Company.

(2)
Each officer named has carried on his or her principal occupation and employment in the company for more than five years with the exception of Haven E. Cockerham, William L. Davis and Gary L. Sutula as noted in the table above.

PART  II

ITEM 5.    MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

As of February 6, 2002, there were 8,786 stockholders of record. Quarterly prices of our common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the two years ended December 31, 2001, are contained in the chart below:

			Common Stock Prices
	Dividends Paid		2001		2000
	2001	2000	High	Low	High	Low
First Quarter	$0.23	$0.22	$30.60	$24.50	$24.31	$19.00
Second Quarter	0.23	0.22	31.90	25.12	26.69	20.13
Third Quarter	0.24	0.23	30.74	24.30	26.75	22.13
Fourth Quarter	0.24	0.23	30.57	24.76	27.00	21.38
Full Year	0.94	0.90	31.90	24.30	27.00	19.00

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Not Covered by Auditors’ Report)
(Thousands of dollars, except per share data)

	2001	2000	1999	1998	1997
Net sales	$5,297,760	$5,764,335	$5,415,642	$5,217,953	$5,085,811
Income from continuing operations*	24,988	266,900	311,515	374,647	206,525
Loss on disposal of discontinued operations	—	—	—	—	(60,000)
Loss from discontinued operations	—	—	(3,201)	(80,067)	(15,894)
Net income*	24,988	266,900	308,314	294,580	130,631
Net income per diluted share*	0.21	2.17	2.38	2.08	0.89
Total assets	3,400,017	3,914,202	3,853,464	3,798,117	4,134,166
Noncurrent liabilities	1,527,320	1,491,093	1,511,743	1,447,852	1,730,047
Cash dividends per common share	0.94	0.90	0.86	0.82	0.78

*
Includes the following one-time items: 2001 restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share); 2001 gain on the sale of investment of $7 million ($7 million after-tax, or $0.05 per diluted share); and 2001 loss on investment write-downs of $19 million ($19 million after-tax, or $0.16 per diluted share); 2000 gain on the sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); 1999 gains on the sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share); 1998 gains on the sale of the company’s remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share); 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share).

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1.

In November 1999, we disposed of our entire interest in Corporate Software & Technology Inc. (CS&T). The operating results of this business are shown as a discontinued operation. In November 1999, we also sold 93% of our investment in the common stock of Stream International Inc. (Stream). Stream is consolidated in our financial results prior to the date of disposition. For comparison purposes, summary results of operations for Stream are included in the table below:

Stream Summary Income Statement*

In Millions	2001	2000	1999
Net sales	$—	$—	$212
Value-added revenue (VAR)	—	—	212
Gross profit	—	—	64
Selling and administrative expenses	—	—	57
Earnings from operations	—	—	7

*	Included in “Other” for segment reporting purposes.

One-Time Items    The following nonrecurring items also affect comparability between years:

In 2001, income from continuing operations included:
•	restructuring and impairment charges ($196 million pretax and $137 million after-tax; $(1.15) per diluted share);
•	a gain on the sale of our remaining 7% interest in Stream ($7 million both pretax and after-tax; $0.05 per diluted share); and
•	a loss on the write-down of several Internet technology-related investments of the company ($19 million pretax and after-tax; $(0.16) per diluted share).

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
•
a provision for income taxes related to corporate-owned life insurance (COLI) ($51 million; $(0.40) per diluted share) (see the “Income Taxes” note to the consolidated financial statements on page F-19 for more details on COLI).

The following table summarizes the after-tax impact of these one-time items:

	Full Year Results			Per Diluted Share
	2001	2000	1999	2001	2000	1999
	In Thousands
Income from continuing operations before one-time items	$173,635	$258,992	$285,171	$1.47	$2.11	$2.20
Restructuring and impairment charges	(136,752)	—	—	(1.15)	—	—
Gain on sale of businesses and investments	6,641	—	77,532	0.05	—	0.60
Investment write-downs	(18,536)	—	—	(0.16)	—	—
Gain from demutualization	—	7,908	—	—	0.06	—
COLI tax provision	—	—	(51,188)	—	—	(0.40)

Income from continuing operations	$24,988	$266,900	$311,515	$0.21	$2.17	$2.40
Loss from discontinued operations	—	—	(3,201)	—	—	(0.02)

Net income	$24,988	$266,900	$308,314	$0.21	$2.17	$2.38

A summary analysis of expense trends is presented below:

	2001	% Change	2000	% Change	1999
	In Thousands
Cost of materials	$1,689,882	(10.6)%	$1,890,678	0.1%	$1,888,764
Cost of transportation	607,389	6.9	568,339	158.9	219,535
Cost of manufacturing*	1,769,712	(5.7)	1,876,476	2.3	1,833,907
Depreciation	315,937	(3.2)	326,349	1.0	323,009
Amortization	62,786	(2.0)	64,053	24.7	51,373
Selling and administrative expenses*	554,914	(5.0)	584,298	(2.8)	601,040
Restructuring and impairment charges	195,545	N/A	—	N/A	—
Net interest expense	71,183	(20.6)	89,639	1.7	88,164

*Excludes	depreciation and amortization, which are shown separately.

Results of Operations—2001 compared with 2000

Net sales decreased $467 million, or 8.1%, to $5.3 billion compared with $5.8 billion in 2000. Acquisitions contributed an increase of $103 million in net sales between years, offset by lower organic sales within the Commercial Print and Logistics Services segments.

For our Commercial Print segment, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass-through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. Customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation. By measuring value-added revenue, we eliminate the effects of material prices and transportation costs, as well as mix issues related to customer-furnished versus Donnelley-furnished paper, that are largely beyond our control.

Consolidated value-added revenue decreased $305 million, or 9.2%, to $3.0 billion compared with $3.3 billion in 2000. Acquisitions contributed an increase of $35 million in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During 2001, we recognized a reduction in our cost of materials of $41 million from by-product revenues compared with $66 million in 2000, a decrease of 38%.

Gross profit as a percentage of net sales declined to 17.2% in 2001 compared with 19.1% in 2000, primarily due to lower margins within the Commercial Print segment. Commercial Print’s gross profit margin was affected negatively in 2001 by lower volumes and high fixed costs across most of the segment, primarily within Financial Services and Long-run Magazines, Catalogs and Inserts. Our Logistics Services segment, which has a lower gross profit margin than our Commercial Print segment, also represented a higher proportion of net sales in 2001 (15% versus 12% in 2000).

Selling and administrative expenses decreased $30 million, or 5.1%, to $568 million compared with $598 million in 2000. Selling and administrative expenses as a percentage of net sales was 10.7% in 2001 compared with 10.4% in 2000. Reductions in volume-related costs, including incentive compensation and sales commissions, savings resulting from our elimination of approximately 250 administrative positions company-wide ($10 million) and general cost containment were partially offset by increased bad debt expense ($16 million). The increase in bad debt expense during 2001 reflected a deterioration in collections during the year, particularly due to retail bankruptcies.

Net interest expense decreased 20.6% to $71 million in 2001, due to lower average debt levels, and lower average short-term borrowing rates. Other income, net, in 2001 was $11 million compared with $23 million in 2000. Other income, net, in 2000 included a one-time pretax gain of $13 million from the sale of shares received from the demutualization of our basic life insurance carrier. Excluding this one-time gain in 2000, other income, net, increased $1 million in 2001 primarily due to higher equity income on investments ($4 million) and higher miscellaneous income ($1 million), partially offset by higher foreign currency transaction losses ($4 million).

The following comparisons exclude the impact of the one-time items discussed below: Earnings from continuing operations before income taxes of $282 million in 2001 decreased 33.0% from $421 million in 2000. The effective tax rate in both years was 38.5%. Net income of $174 million in 2001 decreased 33.0% from $259 million in 2000. Diluted earnings per share of $1.47 decreased $0.64, or 30.3%, from $2.11 in 2000. The rate of decrease was lower on a per-share basis due to fewer average shares outstanding during 2001.

Including one-time items, earnings from continuing operations before income taxes were $75 million in 2001, down 82.7% from $434 million in 2000. The effective tax rate in 2001 was 66.6%, compared with 38.5% in 2000, as certain one-time items did not have an associated income tax provision or benefit. Net income was $25 million, down 90.6% from $267 million in 2000.

The following table shows the trends in net sales and value-added revenue by end-market (in thousands):

	Net Sales			Value-Added Revenue
	2001	2000	% Change	2001	2000	% Change
Long-run Magazines, Catalogs, and Inserts	$1,670,106	$1,873,484	(10.9)%	$1,033,906	$1,158,297	(10.7)%
Telecommunications	834,366	868,153	(3.9)	385,335	406,847	(5.3)
Book Publishing Services	708,380	780,349	(9.2)	502,674	532,693	(5.6)
Financial Services	493,563	638,129	(22.7)	416,045	540,382	(23.0)
International(1)	293,069	326,773	(10.3)	141,852	156,682	(9.5)
Specialized Publishing Services	228,080	263,492	(13.4)	141,792	158,972	(10.8)
RRD Direct	179,330	198,111	(9.5)	98,943	107,146	(7.7)
Premedia Technologies	105,749	109,909	(3.8)	105,749	108,069	(2.1)

Total Commercial Print	$4,512,643	$5,058,400	(10.8)	$2,826,296	$3,169,088	(10.8)
Logistics Services	775,518	691,167	12.2	168,130	122,828	36.9
Other(2)	9,599	14,768	(35.0)	6,063	13,402	(54.8)

Total Net Sales	$5,297,760	$5,764,335	(8.1)	$3,000,489	$3,305,318	(9.2)

(1)	Includes Latin America and Poland.
(2)	Includes Red Rover, Louisville Distribution (sold in June 2000) and Other.

Operating Results by Business Segment—2001 Compared with 2000    As discussed more fully in the “Industry Segment Information” note to the consolidated financial statements on page F-25, we have two reportable segments: Commercial Print and Logistics Services. Following our acquisition of CTC in February 2000, we now report results from our logistics businesses within Logistics Services. Refer to the section “End-Market Descriptions” on page 3 for a discussion of the end-markets served by each of these business segments.

Net sales of our Commercial Print segment decreased $546 million in 2001, or 10.8%, from 2000. The incremental impact of acquisitions on net sales between years was not significant. First half net sales of the Commercial Print segment were down 8.2% between years. The impact of the economic slowdown worsened in the second half of 2001 particularly after September 11; second half net sales decreased by 13.2% between years. Net sales for Long-run Magazines, Catalogs and Inserts decreased 10.9% between years, which reflected volume decreases across all major markets. Increased retail bankruptcies, as well as lower magazine and retail insert advertising spending, and lower catalog page counts drove the majority of volume declines. Net sales for Book Publishing were down 9.2% from 2000 driven by lower volumes in the consumer and religious markets. Net sales for Telecommunications decreased 3.9% between years primarily due to volume shortfalls in the domestic directory market.

Net sales for Financial Services decreased 22.7% compared with 2000, driven primarily by the slowdown in both U.S. and international capital markets. Capital markets volume was particularly impacted by the events and aftermath of September 11. During 2001, we derived 85.0% of our capital markets sales from the U.S.; our U.S. capital markets sales were down 20.9% from 2000. Due to weakness in the international capital markets during 2001, our international capital markets sales were down 58.6% from 2000.

Net sales of our Logistics Services segment increased $84 million in 2001, or 12.2%, from 2000. We acquired package logistics in February 2000, which contributed an incremental $104 million in net sales between years. Unit volumes for package logistics were up 21.4% between years, partially due to an additional five weeks of activity in 2001. In addition, package logistics benefited from higher pricing in 2001, including a more profitable customer mix. Net sales of our print logistics business were down 6.0% between years, driven primarily by lower freight services volume and, to a lesser extent, reduced expedited services volume.

Value-added revenue for the Commercial Print segment decreased $343 million, or 10.8%, from 2000, resulting from volume declines across all major markets. The incremental impact of acquisitions on value-added revenue between years was not significant. Value-added revenue for Long-run Magazines, Catalogs and Inserts declined 10.8% between years, driven primarily by lower volumes. Lower revenues from by-products for Long-run Magazines, Catalogs and Inserts decreased value-added revenue by 1.0% between years. Financial Services’ value-added revenue decreased 23.0% from 2000, driven by the slowed U.S. and international capital markets.

Value-added revenue for the Logistics Services segment increased $45 million, or 36.9%, from 2000. Package logistics contributed an incremental $35 million in value-added revenue between years, up 59.1%. During 2000, package logistics was affected negatively by low price levels in response to competition and low-margin work for a number of large mailers. In 2001, package logistics benefited from higher net sales, and higher postage discounts due to deeper penetration of the postal system (closer to the final destination), which more than offset increased transportation and handling costs. Value-added revenue for our print logistics business increased 16.3% from 2000, despite the drop in net sales between years, driven by lower transportation costs. The decline in transportation costs related to better cost management and non-recurring start-up costs of a new distribution facility in the Northeast during the fourth quarter of 2000.

The following discussion excludes the impact of restructuring and impairment charges (see discussion under the caption “Restructuring and Impairment and Other One-Time Items”, below). Earnings from operations for the Commercial Print segment declined $207 million, or 39.8%, from 2000, with declines in each end market. Earnings from operations within Long-run Magazines, Catalogs and Inserts in particular were hurt by the severity of the volume decline, particularly during the second half of 2001. During 2001, we announced actions to better align our cost structures that included the closing of four print facilities within our long-run operations. Of the four facilities, the two largest (Des Moines, Iowa and Old Saybrook, Connecticut) are expected to cease operations in the second quarter of 2002. Earnings from operations within Financial Services were affected negatively in 2001 by the capital markets slowdown. RRD Direct had volume shortfalls during 2001 and operational issues at its Newark, Ohio facility, following the consolidation of another direct mail facility into Newark in 2000. Earnings from operations in 2000 included a pretax charge of $9 million to close two plants (a direct mail facility and a Financial Services printing plant).

Our Logistics Services segment incurred a loss from operations, excluding restructuring and impairment charges, of $3.9 million compared with a loss of $13.9 million in 2000. This improved operating performance in 2001 was driven by package logistics, and the positive factors affecting value-added revenue noted above. Logistics Services also benefited from reduced administrative expenses in 2001 related to the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota during the year. Our print logistics business incurred a loss from operations in 2001, driven by lower freight services volume, as well as lower expedited services volume related to the declines in Financial Services. Within print logistics, the distribution center start-up problems in the fourth quarter of 2000 were resolved in early 2001, partially offset by additional facility expansion costs during 2001.

The loss from operations within the “Other” segment, excluding restructuring and impairment charges, included expenses of $21 million and $29 million in 2001 and 2000, respectively, to grow complementary businesses. These businesses included Red Rover Digital (Red Rover), a provider of Internet web site design services, which was shut down during the fourth quarter of 2001. 2000 included an additional operating loss of $2 million for our Louisville distribution center through June 2000, the date of disposition.

Earnings from operations for the Corporate segment, excluding restructuring and impairment charges, were $55 million in 2001 compared with $26 million in 2000. This increase between years was driven by higher benefit plan earnings (excluding service costs) ($9 million); lower provision for LIFO inventories ($4 million) and lower corporate administrative and other unallocated expenses ($16 million).

Earnings (loss) from operations as reported (including restructuring and impairment charges) is reconciled to earnings (loss) from continuing operations before income taxes by business segment as follows: Commercial Print: other income, net, of $14 million in 2001 and $13 million in 2000; Logistics Services: other income, net, of $0.3 million in 2001 and other expense, net, of $0.1 million in 2000; Other: other expense, net, of $13 million in 2001 and $4 million in 2000; and Corporate: other expense, net, of $74 million in 2001 and $76 million in 2000. Other income, net, for the Commercial Print segment in 2001 included a pretax loss of $5 million related to the impact of the peso devaluation on our investment in Argentina. The functional currency of our operations in Argentina is the Argentine peso. While the devaluation was formally announced in January 2002, the currency impact of translating non-peso denominated assets and liabilities into U.S. dollars was recorded in 2001. The $5 million pretax loss was more than offset by additional miscellaneous other income.

Other expense, net, within the “Other” segment of $13 million in 2001 included $12 million of net one-time gains and losses related to the following investments: $19 million pretax loss on the write-down of several Internet technology-related investments, partially reduced by a $7 million one-time gain on the sale of our remaining investment in Stream (see discussion under the caption “Restructuring and Impairment and Other One-Time Items”, below). Other expense, net, within the Corporate segment in 2001 included lower net interest expense between years of $17 million, partially offset by lower gains on sale of assets ($5 million) and higher miscellaneous other expense ($10 million).

Restructuring and Impairment and Other One-Time Items    The following discussion should be read in conjunction with the “Restructuring and Impairment” note to the consolidated financial statements on Page F-9. During 2001, we recorded pretax restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share). Of the total $196 million pretax charge, $106 million related to various restructuring actions announced during 2001, and $90 million related to write-downs to adjust the carrying values of certain businesses. The total $196 million pretax charge was included as restructuring and impairment charges in the Consolidated Statements of Income on page F-2.

As a company, we assess regularly our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. In March 2001, we announced a $300 million upgrade in our print platform, approximately one-third of which related to restructuring costs. We intend to create a more efficient, flexible and integrated print platform to better serve our long-run magazine, catalog and inserts customers within our Commercial Print segment. This upgrade program includes the purchase of up to ten new presses and associated binding lines, most of which we expect to place into service during 2002. As we upgrade facilities, certain existing equipment with minimal book value will be either retired or sold. As of December 31, 2001, capital expenditures related to this upgrade program were $90 million, mostly in the fourth quarter. We plan to complete the upgrade program by early to mid-2003. We expect total company capital spending for the full year 2002, including the upgrade program, to be in the range of $250 million to $300 million, consistent with 2001 levels.

As part of our efforts to build a more effective print platform, we must continually assess each plant’s scale of operations and geographic location relative to our entire print platform. During the first half of 2001, we announced the closure of the following five U.S. manufacturing facilities: St. Petersburg and South Daytona, Florida; Des Moines, Iowa; Old Saybrook, Connecticut; and print production-only at a Financial Services sales center in Houston, Texas. Each of these print facilities lacked the necessary scale and geographic location to remain competitive. All customer work produced at these facilities either has been or will be transferred to other company facilities once necessary expansions to accommodate the transfer of work are complete. As of December 31, 2001, all print production had ceased at the two Florida and the Texas facilities. Both Florida facilities are considered held for disposal at December 31, 2001. Print production at the Des Moines, Iowa and Old Saybrook, Connecticut facilities (the two largest of the announced closings) is expected to cease by June 30, 2002. The Des Moines, Iowa and Old Saybrook, Connecticut facilities are considered held for use as of December 31, 2001.

In addition to the above restructuring actions, we announced additional workforce reductions and consolidations at several of our facilities during 2001, including a company-wide reduction of 250 administrative positions in June. In particular, we took further actions to reduce costs in the second half because of the duration and severity of the economic downturn and its impact on all of our print-related businesses. Total pretax restructuring and impairment charges of $106 million related to restructuring actions announced during 2001 by business segment were: Commercial Print: $96 million; Logistics Services: $1 million; Other: $5 million; and Corporate: $4 million. Of these amounts, $89 million represented the cash component, of which $55 million was paid during 2001. Of the $55 million cash component, $19 million represented enhanced early retirement benefits to be paid by our various benefit plans.

As noted above, we plan to complete our print platform upgrade program primarily in 2002, with some carryover into 2003 expected. As we complete our upgrade program and fully transition all customer work during the first half of 2002 from closed facilities, we expect to improve the overall performance of our print platform. This will include improvements in cycle times and less waste through the addition of faster, more efficient equipment to our networked platform. Further, we expect to achieve greater economies of scale when volume levels return from the depressed economic levels in 2001 by having fewer, yet larger and more strategically located facilities. These improvements will be augmented by our business process redesign and continuous improvement programs (such as Six Sigma and Process Variability Reduction) that we expect will continue to drive down both manufacturing costs and working capital.

In addition to the five U.S. manufacturing locations, we announced the closing during 2001 of two plants outside the U.S. due to sales shortfalls from acquisition plans and to streamline costs: Ediciones Eclipse S.A. de C.V. in Mexico, and Hamburg Gráfica Editora in Brazil. Customer work from both plants will be consolidated into existing company facilities. In addition, in 2001, we ceased production of directories at our York, England facility, and transitioned the work to a newly-constructed plant in Flaxby, England. All three non-U.S. facilities were considered held for disposal at December 31, 2001.

During 2001, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, we recorded a pretax impairment charge of $90 million to adjust the carrying values of certain of our businesses to fair value. This included write-downs with respect to the following businesses within the Commercial Print segment: RRD Direct (Communicolor, Newark, Ohio division: $37 million); Specialized Publishing Services (Penton Press, Berea, Ohio division: $11 million); and International including Argentina (Atlántida Cochrane: $19 million); Brazil (Circulo do Livro and Hamburg Gráfica Editora: $11 million); and Mexico (Ediciones Eclipse S.A. de C.V.: $12 million). The pretax impairment charge of $90 million reduced goodwill by $36 million and property and equipment by $54 million. The write-downs were primarily the result of the deterioration in net sales from the original acquisition plans, such that the carrying values of the entities were not considered to be recoverable. See the “Restructuring and Impairment” note to the consolidated financial statements on page F-9 for more details.

As a result of all restructuring actions and impairment write-downs announced in 2001, net of the incremental costs associated with the print platform upgrade, we expect to realize costs savings in 2002 of approximately $90 million, of which $86 million is the cash component and $4 million is non-cash, related to lower depreciation expense. During 2001, we recognized approximately $19 million of cost savings from 2001 restructuring actions taken, excluding benefits from our continuous improvement and other productivity programs. Of this $19 million in cost savings, $18 million was the cash component, and $1 million was non-cash, related to lower depreciation expense. This reduction in our cost structure, however, was more than offset by the impact of volume reductions and pricing pressures in 2001, particularly during the second half of the year. As long as market activity levels remain low, we will continue to take aggressive cost actions. We also expect to drive gains in throughput, productivity and capacity utilization once volume activity levels recover.

During 2001, we recorded a pretax charge of $19 million ($19 million after-tax, or $0.16 per diluted share) to write-down the values of several of our Internet-related technology investments. During 2000, we acquired a minority interest in an Internet communications services company for $14 million for which no publicly-traded market data was available. During the fourth quarter of 2001, this Internet communications services company entered into an equity transaction with a third party, which provided a basis for a revised valuation and an impairment of our minority interest. The total $19 million pretax charge was included in other income (expense) as investment write-downs in the Consolidated Statements of Income on page F-2.

We also recorded a pretax gain on the sale of our remaining interest in Stream in the fourth quarter of 2001 of $7 million ($7 million after-tax, or $0.05 per share). The $7 million pretax gain was included in other income (expense) as gain on sale of businesses and investments in the Consolidated Statements of Income on page F-2. In 2000, we recorded a pretax gain of $13 million ($8 million after-tax, or $0.06 per diluted share) on the sale of shares received from the demutualization of our basic life insurance carrier. The $13 million pretax gain was included in other income (expense) as other, net, in the Consolidated Statements of Income on page F-2.

Results of Operations—2000 compared with 1999

Continuing Operations    Net sales increased $349 million, or 6.4%, to $5.8 billion compared with $5.4 billion in 1999. Excluding Stream, net sales increased $561 million, or 10.8%, from 1999. Acquisitions contributed $476 million of the increase in net sales excluding Stream between years. Our most significant acquisition during 2000 was the purchase of certain net assets of CTC in February. CTC, or package logistics, which is reported as part of our Logistics Services segment, contributed $365 million of net sales in 2000.

Consolidated value-added revenue was flat between years; excluding Stream, value-added revenue increased $210 million, or 6.8%, to $3.3 billion compared with $3.1 billion in 1999. Acquisitions contributed $136 million of the increase in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During 2000, we recognized a reduction in our cost of materials of $66 million from by-product revenues, which represents an increase of $28 million, or 71.5%, from 1999.

Gross profit as a percentage of net sales was 19.1% in 2000 compared with 21.4% in 1999. Excluding Stream, our gross profit margin in 1999 was 21.0%. Our Logistics Services segment, which has lower gross profit margins than our Commercial Print segment, represented a higher proportion of net sales in 2000 (12% versus 5% in 1999), primarily as a result of the acquisition of package logistics. Logistics Services’ gross margin was down significantly in 2000 related to the performance of package logistics, as well as higher transportation costs and other operational issues discussed below. Commercial Print’s gross profit margin increased between years due to the impact of continued productivity initiatives and higher by-products revenues.

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

The following table shows the trends in net sales and value-added revenue by end-market (in thousands):

	Net Sales			Value-Added Revenue
	2000	1999	% Change	2000	1999	% Change
Long-run Magazines, Catalogs, and Inserts	$1,873,484	$1,861,044	0.7%	$1,158,297	$1,113,914	4.0%
Telecommunications	868,153	868,465	—	406,847	398,124	2.2
Book Publishing Services	780,349	775,262	0.7	532,693	514,582	3.5
Financial Services	638,129	631,733	1.0	540,382	525,887	2.8
International(1)	326,773	280,327	16.6	156,682	133,604	17.3
Specialized Publishing Services	263,492	206,181	27.8	158,972	128,978	23.3
RRD Direct	198,111	192,250	3.0	107,146	113,863	(5.9)
Premedia Technologies	109,909	88,726	23.9	108,069	87,478	23.5

Total Commercial Print	$5,058,400	$4,903,988	3.1	$3,169,088	$3,016,430	5.1
Logistics Services	691,167	281,468	145.6	122,828	61,933	98.3
Other(2)	14,768	230,186	(93.6)	13,402	228,980	(94.1)

Total Net Sales	$5,764,335	$5,415,642	6.4	$3,305,318	$3,307,343	(0.1)

(1)	Includes Latin America and Poland.
(2)	Includes Red Rover, Louisville Distribution (sold in June 2000) and Other.

Operating Results by Business Segment—2000 Compared with 1999    Net sales of our Commercial Print segment increased $154 million in 2000, or 3.1%, from 1999. Net sales for Long-run Magazines, Catalogs and Inserts were up less than 1% from 1999, which reflected strong volume increases and higher paper prices in 2000, offset by a lower volume of pass-through material sales. Paper prices for major grades of paper employed by our long-run market increased an average of 5% between years. Net sales for Telecommunications were flat to

1999, as an increase in directory volumes was offset by a reduction in nondirectory work (for example, the platform produced work for Financial Services in 1999). Net sales for Book Publishing were flat to 1999, driven by higher volumes within the consumer and educational markets, offset by lower pass-through material sales. Net sales for Financial Services were up 1.0% in 2000, driven by increased volume in international capital markets. During 2000, we derived 25% of our capital markets sales from international; our international capital markets volume increased 56% from 1999. Due to weakness in the U.S. capital markets for much of 2000, our U.S. capital markets sales were down 12% from 1999.

Net sales of our Logistics Services segment of $691 million in 2000 included $365 million from the acquisition of package logistics. Net sales of our print logistics business increased $44 million, or 15.6%, from 1999, driven almost entirely by higher freight services volume, despite a small decline in expedited services volume.

Value-added revenue for the Commercial Print segment increased $153 million, or 5.1%, from 1999. Excluding the impact of acquisitions, value-added revenue for Commercial Print increased 2.6%, primarily due to strong volume increases in Long-run Magazines, Catalogs and Inserts and higher by-product revenues. Incremental revenues from by-products for Commercial Print increased value-added revenue by 1.0% between years. Value-added revenue for the Logistics Services segment of $122 million in 2000 included $59 million from package logistics. Excluding package logistics, value-added revenue of our print logistics business increased 2.9% from 1999.

Earnings from operations for the Commercial Print segment were down less than 1% between years. Our traditional print businesses (long-run and book) had strong volume increases and productivity gains in 2000, particularly during the first half, and higher income from by-products. Earnings from operations were hurt during the second half by escalating energy and healthcare costs, and higher employee turnover at several of our plants. For the full year, earnings from operations were affected negatively by Financial Services and RRD Direct, our direct mail operation. Financial Services was hard hit by the U.S. capital markets slow down. RRD Direct’s volume declined as a result of a decrease in sweepstakes and credit card solicitations.

In both Financial Services and RRD Direct, we took direct action to address these earnings shortfalls. This included closing two unprofitable production facilities in 2000 for which we incurred a pretax charge of $9 million. In the fourth quarter of 2000, we reorganized RRD Direct’s sales and marketing efforts. We also made substantial progress addressing operational issues that arose following the consolidation of two of our direct mail facilities.

Our Logistics Services segment incurred a loss from operations of $14 million in 2000, equal to package logistics’ loss for the year. Package logistics was affected negatively in 2000 by low price levels in response to competition, the impact of low-margin work and new facility start-up costs. In order to increase volume and drive deeper penetration of the postal system (closer to the final destination), package logistics delivered packages for a number of large mailers at price levels that proved to be unprofitable. Levels of this low-margin work peaked during the fourth quarter and negatively affected results.

Excluding package logistics, earnings from operations of our print logistics business were break-even in 2000, down $8 million from 1999, with the majority of the shortfall occurring in the fourth quarter of 2000. This decrease was driven by higher transportation costs, primarily due to increased carrier and fuel costs and start-up problems following expansion of our Northeast distribution facility. Despite higher freight services volume, transportation costs were up 7% between years on an average per-unit basis.

Earnings (loss) from operations within the “Other” operating segment include losses of $28 million and  $8 million in 2000 and 1999, respectively, to grow complementary businesses, including Red Rover.

Financial Condition, Liquidity and Capital Resources

Because of our scale, manufacturing experience and strong customer base, we continue to generate strong cash flows from our printing businesses. We plan to use these cash flows to continue our transformation in several key areas and invest in future growth to create value for our shareholders. This includes an upgrade of our print platform to enable us to better serve our customers in a more cost-effective, flexible and efficient manner. Second, it includes building value-added services upstream toward our customers and downstream toward the consumer. In addition, we will continue to invest in programs that provide the foundational support underlying these transformation efforts, including continuous improvement, business process redesign and cultural change. If we do not have investment opportunities that generate returns above our cost of capital, our philosophy is to return excess cash to shareholders through share repurchase, while maintaining our targeted capital structure.

We address certain financial exposures through a controlled program of risk management that includes the limited use of derivative financial instruments. We enter into interest rate swaps to manage our interest costs and exposure to changes in interest rates. In addition, from time to time we enter into forward and option contracts to minimize potential exchange risk and transaction losses in non-U.S. entities with non-functional currency denominated borrowings, sales, purchases or expenses. We do not use derivatives for trading purposes and we are not a party to leveraged derivatives.

During 2001, we entered into two interest rate swap agreements to exchange fixed rate for floating rate payments periodically over the life of certain outstanding debt instruments. These swaps have been designated as fair value hedges and were highly effective as of December 31, 2001. We also entered into a third interest rate swap agreement to exchange floating rate for fixed rate payments. See the “Debt Financing and Interest Expense” note to the consolidated financial statements on page F-21 for details.

While we continue to review our COLI tax position in light of recent court cases involving other taxpayers, disallowance by the Internal Revenue Service of our COLI deductions for the years 1993 through 1998 could result in additional cash payments upon settlement. See the “Income Taxes” note to the consolidated financial statements on page F-19 for a discussion of COLI tax matters.

As of December 31, 2001, our only off balance sheet financing activities were non-cancelable operating lease commitments described in the “Commitments and Contingencies” note to the consolidated financial statements on page F-14.

Cash Flows from Operating Activities

Cash flow from operations in 2001 was $548 million, a decrease of $192 million from 2000. This decrease was primarily due to the receipt in 2000 of a tax refund of $77 million related to the carryback of tax losses following the sales of MMI, CS&T and Stream in 1999; a COLI tax payment of $62 million in 2001 as a result of the settlement of a federal income tax audit for the years 1990 through 1992; and the weaker operating performance of the company in 2001. Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) was stable at 48 days for 2001 and 2000. The ratio of operating working capital* to sales has continued to improve to 5.5% in 2001 from 6.1% in 2000 and 6.9% in 1999.

Cash flows from operations increased by $105 million in 2000, primarily due to the receipt of the tax refund of $77 million in 2000 and reduced investments in operating working capital.

*	Operating working capital is defined as current assets (including cash) less current liabilities (excluding debt, taxes and restructuring reserves).

Cash Used in Investing Activities

Our principal recurring investing activities are capital expenditures to improve the productivity of operations. In 2001, capital expenditures totaled $273 million, a $36 million increase compared to 2000 spending of $237 million. During 2001, we opened a second printing plant in Poland and several facilities within our Premedia Technologies group, located in New York, Oregon and Warsaw, Poland, to better serve our customers’

content management and communications needs. The higher level of spending in 2001 was driven by these expansions and our investments to create a more efficient print platform to serve our long-run magazine, catalog and advertising insert customers. Beginning in 2001 and extending into 2003, we expect to invest up to $300 million in this print platform, a third of which relates to restructuring activities, to create fewer, larger and more efficient facilities to better serve our customers (see discussion under the caption “Restructuring and Impairment and Other One-Time Items”, above). We expect to fund these actions primarily through cash provided by our operations.

Acquisitions

We made no business acquisitions in 2001. In 2000, we made several business acquisitions and investments to extend our geographic reach and expand our range of capabilities.

Acquisitions completed in 2000 included:

•
Omega Studios-Southwest, Inc. (January 2000)—This dedicated photography studio expanded our premedia offerings in digital photography and creative services, and extended our geographic reach to the Southwest.

•
CTC (February 2000)—This mailer of business-to-home packages in the U.S. more than doubled the revenues of our Logistics Services segment, enhanced our scale and expanded our service offering to include the delivery of packages in addition to printed products.

•
Iridio, Inc. (February 2000)—This full-service premedia company, which provides digital photography, prepress, digital asset management and digital print services, brought us a significant presence in the Pacific Northwest.

•	EVACO, Inc. (February 2000)—This financial printer based in Florida expanded our Financial Services operations in the Southeast.

•
Circulo do Livro (July 2000)—This Brazilian book printer expanded our capabilities to serve the book publishing market and, together with expansion of our Hamburg Gráfica Editora division, made us the largest book printer in South America.

Divestitures

See the “Divestitures” note to the consolidated financial statements on page F-7 for details.

Cash Provided by Financing Activities

Financing activities include net borrowings, dividend payments and share repurchases. Our net borrowings increased by $57 million in 2001.

Commercial paper is our primary source of short-term financing. On December 31, 2001, we had $16 million outstanding in commercial paper borrowings. In addition, at December 31, 2001, we had a $431 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes our cash flow and borrowing capability are sufficient to fund operations.

Share Repurchases

We acquired 8.8 million, 2.5 million and 11.9 million shares of our stock in 2001, 2000 and 1999, respectively, for $248 million, $63 million and $379 million, respectively, in privately negotiated or open-market transactions. Since 1996, we have spent $1.5 billion to repurchase stock and reduced the number of shares outstanding by 28%.

Net cash used to repurchase common stock, defined as cash used for share repurchases net of proceeds from stock options exercised, was $250 million in 2001; $22 million in 2000; and $350 million in 1999.

A summary of the shares outstanding is presented below:

	2001	2000	1999
	In Thousands
As of December 31
Basic	113,122	121,055	123,237
Dilutive effect	2,069	1,629	125

Total	115,191	122,684	123,362

Full Year Average
Basic	116,728	122,323	128,872
Dilutive effect	1,770	770	694

Total	118,498	123,093	129,566

In January 2001, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. From February 1, through December 31, 2001, under this program we purchased approximately 7.7 million shares at an aggregate cost of approximately $218 million. The authorization expired on January 31, 2002.

Dividends

Dividends to shareholders totaled $110 million in each of 2001 and 2000 and $111 million in 1999. In 2001, we increased our dividend by 4%, representing our 31st consecutive annual dividend increase. We have consistently paid a dividend since becoming a public company in 1956.

Financial Condition

Our financial position remains strong as evidenced by our year-end balance sheet. Our total assets in 2001 were $3.4 billion compared with $3.9 billion at the end of 2000. Average invested capital (total debt and equity, computed on a 13-month average) was $2.3 billion in 2001, compared with $2.4 billion at the end of 2000. Lower income from continuing operations, excluding one-time items, reduced the return on average invested capital to 10.0% from 13.2% a year ago.

At year-end 2001, the debt-to-capital ratio increased to 54% from 45% in 2000 and year-end debt-to-total market value was flat at 24% compared with 2000. We also consider interest coverage ratios when reviewing our capital structure. Our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA), excluding one-time items, to interest expense, was 10.3 at year-end, compared with 10.1 a year ago.

Other Information

Human Resources

As of December 31, 2001, we had approximately 33,000 employees. Approximately 81% of our employees work in the U.S., and approximately 3% of those are covered by collective bargaining agreements. Of the approximately 6,000 people working in our international operations, 29% are covered by collective bargaining agreements as is customary in those locations.

Minority representation among our U.S. workforce during 2001 increased by 13% based on our governmental reporting. Minority representation was 14% among our U.S. professionals, officials and managers,

while female representation was 35%. Minorities represented 19% of our U.S. workforce and females represented 33%.

Environmental, Health and Safety

Our business is subject to various laws and regulations governing employee health and safety and environmental protection. Our policy is to comply with all laws and regulations, and our objective is to create an injury-free workplace. We strive to achieve the highest performance standards of environmental performance and employee health and safety within both the printing industry and the manufacturing community. Since 1987, we have reduced releases and off-site transfers reported under the U.S. Environmental Protection Agency’s Toxic Release Inventory program by 80%. In addition, we have reduced the generation of hazardous waste by more than 49% since 1988 by applying various techniques.

In the area of employee health and safety, we have reduced our Occupational Health and Safety Administration (OSHA) recordable injury and illness and our days away from work rates consistently over the past five years. Since 1994, our OSHA recordable rate has decreased by more than 46% and our days away rate has declined more than 73%.

We do not anticipate that compliance with laws and regulations in these areas will have a material adverse effect on our competitive or consolidated financial position.

Technology

We remain a technology leader and hold 180 patents in print-related technology, including 20 patents in the emerging area of digital printing. We are a leader in technologies such as computer-to-plate, customer connectivity and digital imaging capabilities.

Public recognition for our technology efforts in 2001 include the following rankings among all U.S. companies:

•	#1 of the most innovative media and entertainment company users of information technology (Information Week, September 17, 2001); and

•	#115 of the top 500 leading IT innovators (Information Week, September 17, 2001).

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the company, see the “Commitments and Contingencies” note to the consolidated financial statements on page F-14. For a discussion of our corporate-owned life insurance programs, see the “Income Taxes” note to the consolidated financial statements on page F-19.

New Accounting Pronouncements

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements require that all freestanding derivatives and many derivatives embedded in other contracts be recognized on the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument’s fair value will be recognized currently in earnings or in other comprehensive income if specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument’s gains and losses to offset related results of the hedged item in the income statement, to the extent effective, and requires that we formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

We have limited transactions that fall under the accounting rules of SFAS No. 133. We have entered into three interest rate swaps to manage certain of our interest rate costs and exposure to changes in interest rates. In accordance with the provisions of SFAS No. 133, we record the fair value of these instruments on our balance sheet and recognize changes in fair market value currently in earnings. The effect of recording the gains and losses on these instruments resulting from changes in fair value from inception is not material to our results of operations or financial position. In addition, from time to time, we enter into forward and option contracts to minimize potential exchange risk and transaction losses in non-U.S. entities with nonfunctional currency denominated borrowings, sales, purchases or expenses. We do not use derivatives for trading purposes and we are not a party to leveraged derivatives.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142, which must be implemented in January 2002, requires that goodwill and certain intangible assets not be amortized over an estimated useful life. Instead, goodwill must be assessed for impairment at least annually by applying a fair-value-based test. We anticipate that future earnings will increase without amortization expense; however we must assess our existing goodwill for impairment under the new standard. In accordance with the transition provisions of the new standard, we may record a charge for a change in accounting principle for any impairment of goodwill during 2002. During both of the years ended December 31, 2001 and 2000, we recognized goodwill amortization of $18 million ($13 million and $14 million after-tax, or $(0.11) per diluted share for 2001 and 2000, respectively).

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

We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices or supply of paper in 2002.

Postal costs are a significant component of our customers’ cost structures. Postal rates increased in both January 2001 and July 2001. These increases have not had a negative effect on us. An additional increase has been proposed for the second half of 2002. Postal rate increases can enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

The cost of energy affects our operating costs in the Commercial Print segment and transportation costs in Logistics Services. In Logistics Services, increases in fuel costs can be offset by fuel surcharges passed on to customers, but increases in other energy costs could affect our consolidated financial results.

In addition, consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. and international economies is affecting demand across most of our businesses. As we enter 2002, uncertainty in the economy has led certain of our customers to indicate that they anticipate flat or falling demand in their end markets throughout 2002.

In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for the company. Many of our strategies leverage our distinctive capabilities to participate in the rapid growth in electronic communications. Our goal remains to help our customers succeed by delivering effective and targeted communications in the right format to the right audience at the right time. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in growth in shareholder value.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign exchange rates. However, we generally maintain more than half of our debt at fixed rates (approximately 64% at December 31, 2001) and therefore our exposure to short-term interest rate fluctuations is immaterial to our consolidated financial statements. Our exposure to adverse changes in foreign exchange rates also is immaterial to our consolidated financial statements, and we occasionally use financial instruments to hedge exposures to foreign exchange rate changes. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. For further disclosure relating to financial instruments, see the “Debt Financing and Interest Expense” note to the consolidated financial statements on page F-21.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 14 of Part IV and listed on page F-1.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS

Information concerning the directors and officers of the company is contained on pages 5 and 12-13 of the company’s definitive Proxy Statement dated February 22, 2002, and is incorporated herein by reference. See also the list of the company’s officers and related information under “Executive Officers and Significant Officers of R.R. Donnelley & Sons Company” at the end of Part I of this annual report.

ITEM  11.    EXECUTIVE COMPENSATION

Information concerning director and executive compensation for the year ended December 31, 2001, and, with respect to certain of such information, prior years, is contained on pages 15, 19-23 and 27-29 of the company’s definitive Proxy Statement dated February 22, 2002, and is incorporated herein by reference.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the beneficial ownership of the company’s common stock is contained on pages  16-18 of the company’s definitive Proxy Statement dated February 22, 2002, and is incorporated herein by reference.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

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
A current report on Form 8-K was filed on November 8, 2001, and included Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits.”
(c)	Exhibits
The exhibits listed on the accompanying index (pages E-1 through E-2) are filed as part of this annual report.
(d)	Financial Statements omitted—
Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2002.

R.R. DONNELLEY & SONS COMPANY

/S/ VIRGINIA L. SEGGERMAN
By
Virginia L. Seggerman
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of February, 2002.

Signature and Title

/S/    WILLIAM L. DAVIS
William L. Davis
Chairman of the Board, President and
Chief Executive Officer, Director
(Principal Executive Officer)

/S/    GREGORY A. STOKLOSA
Gregory A. Stoklosa
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/S/    VIRGINIA L. SEGGERMAN
Virginia L. Seggerman
Vice President and Controller
(Principal Accounting Officer)

/S/    JOSEPH B. ANDERSON, JR.*
Joseph B. Anderson, Jr.
Director

/S/    GREGORY Q. BROWN*
Gregory Q. Brown
Director

/S/    MARTHA LAYNE COLLINS*
Martha Layne Collins
Director

/S/    MONICA M. FOHRMAN
By:
Monica M. Fohrman
As Attorney-in-Fact

Signature and Title

/S/    JAMES R. DONNELLEY*
James R. Donnelley
Director

/S/    JUDITH H. HAMILTON*
Judith H. Hamilton
Director

/S/    THOMAS S. JOHNSON*
Thomas S. Johnson
Director

/S/    OLIVER R. SOCKWELL*
Oliver R. Sockwell
Director

/S/    BIDE L. THOMAS*
Bide L. Thomas
Director

/S/    NORMAN H. WESLEY*
Norman H. Wesley
Director

/S/    STEPHEN M. WOLF*
Stephen M. Wolf
Director

*	By Monica M. Fohrman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

ITEM 14(a). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Thousands of Dollars, Except Per Share Data

	Year Ended December 31
	2001	2000	1999
Net sales	$5,297,760	$5,764,335	$5,415,642
Cost of sales	4,387,309	4,665,472	4,256,635

Gross profit	910,451	1,098,863	1,159,007
Selling and administrative expenses	567,635	597,823	628,580
Restructuring and impairment charges	195,545	—	—

Earnings from operations	147,271	501,040	530,427
Other income (expense):
Interest expense	(71,183)	(89,639)	(88,164)
Gain on sale of businesses and investments	6,641	—	42,835
Investment write-downs	(18,536)	—	—
Other, net	10,701	22,583	21,431

Earnings from continuing operations before income taxes	74,894	433,984	506,529
Income taxes	49,906	167,084	195,014

Income from continuing operations	24,988	266,900	311,515
Loss from discontinued operations, net of income taxes	—	—	(3,201)

Net Income	$24,988	$266,900	$308,314

Income from Continuing Operations per Share of Common Stock
Basic	$0.21	$2.18	$2.41
Diluted	0.21	2.17	2.40
Loss from Discontinued Operations per Share of Common Stock
Basic	$—	$—	$(0.02)
Diluted	—	—	(0.02)
Net Income per Share of Common Stock
Basic	$0.21	$2.18	$2.39
Diluted	0.21	2.17	2.38

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Thousands of Dollars, Except Share Data

	December 31
	2001	2000
Assets
Cash and equivalents	$48,615	$60,873
Receivables, less allowances for doubtful accounts of $22,571 in 2001 and $20,016 in 2000	681,459	882,486
Inventories	126,718	188,745
Prepaid expenses	83,402	74,345

Total Current Assets	940,194	1,206,449

Net property, plant and equipment, at cost, less accumulated depreciation of $3,148,018 in 2001 and $3,040,871 in 2000	1,490,118	1,620,592
Goodwill and other intangibles, net of accumulated amortization of $313,422 in 2001 and $266,014 in 2000	445,281	520,242
Other noncurrent assets	524,424	566,919

Total Assets	$3,400,017	$3,914,202

Liabilities
Accounts payable	$295,444	$387,495
Accrued compensation	162,573	184,668
Short-term debt	168,497	271,640
Current and deferred income taxes	46,849	43,484
Other accrued liabilities	310,927	303,274

Total Current Liabilities	984,290	1,190,561

Long-term debt	881,318	739,190
Deferred income taxes	212,099	233,505
Other noncurrent liabilities	433,903	518,398

Total Noncurrent Liabilities	1,527,320	1,491,093

Shareholders’ Equity
Common stock at stated value ($1.25 par value) Authorized shares: 500,000,000; Issued: 140,889,050 in 2001 and 2000	308,462	308,462
Retained earnings	1,569,596	1,666,936
Accumulated other comprehensive income	(109,002)	(74,126)
Unearned compensation	(6,998)	(6,752)
Reacquired common stock, at cost	(873,651)	(661,972)

Total Shareholders’ Equity	888,407	1,232,548

Total Liabilities and Shareholders’ Equity	$3,400,017	$3,914,202

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of Dollars

	Year Ended December 31
	2001	2000	1999
Cash flows provided by (used for) operating activities:
Net income	$24,988	$266,900	$308,314
Restructuring and impairment charges	195,545	—	—
Loss from discontinued operations, net of tax	—	—	3,201
Loss (gain) on sale or write-down of businesses and investments, net of tax	11,895	—	(77,532)
Depreciation	315,937	326,349	323,009
Amortization	62,786	64,053	51,373
Gain on sale of assets	(8,204)	(5,952)	(6,524)
Net change in operating working capital	59,681	(16,533)	(27,915)
Net change in other assets and liabilities	(122,549)	107,426	41,829
Other	8,315	(1,658)	19,562

Net Cash Provided by Operating Activities	548,394	740,585	635,317

Cash flows provided by (used for) investing activities:
Capital expenditures	(273,340)	(237,107)	(275,826)
Other investments including acquisitions, net of cash acquired	(2,416)	(224,511)	(222,066)
Disposition of assets	19,346	23,401	7,837
Disposition of businesses and investments, net of tax	—	—	135,664

Net Cash Used for Investing Activities	(256,410)	(438,217)	(354,391)

Cash flows provided by (used for) financing activities:
Net increase (decrease) in borrowings	56,985	(152,946)	116,621
Disposition of reacquired common stock	23,520	10,314	22,591
Acquisition of common stock	(273,255)	(32,421)	(372,403)
Cash dividends paid	(109,987)	(110,268)	(111,133)

Net Cash Used for Financing Activities	(302,737)	(285,321)	(344,324)

Effect of exchange rate changes on cash and equivalents	(1,505)	1,953	(1,460)

Net (Decrease) Increase in Cash and Equivalents from Continuing Operations	(12,258)	19,000	(64,858)

Net Increase in Cash from Discontinued Operations	—	—	40,505

Net (Decrease) Increase in Cash and Equivalents	(12,258)	19,000	(24,353)

Cash and Equivalents at Beginning of Year	60,873	41,873	66,226

Cash and Equivalents at End of Year	$48,615	$60,873	$41,873

Changes in operating working capital, net of acquisitions and divestitures:
	2001	2000	1999
Decrease (increase) in assets:
Receivables—net	$185,413	$(8,889)	$(15,860)
Inventories—net	59,138	3,761	(1,814)
Prepaid expenses	(9,356)	(21,857)	7,664
Increase (decrease) in liabilities:
Accounts payable	(86,330)	10,850	(7,651)
Accrued compensation	(21,431)	9,146	(10,274)
Other accrued liabilities	(67,753)	(9,544)	20

Net Change in Operating Working Capital	$59,681	$(16,533)	$(27,915)

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Thousands of Dollars, Except Share Data

	Common Stock		Reacquired Common Stock		Unearned Compensation Restricted Stock	Retained Earnings	Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	140,889,050	$308,462	(6,566,622)	$(272,050)	$(6,118)	$1,325,634	$(55,050)	$1,300,878
Net income						308,314		308,314
Translation adjustments							(8,613)	(8,613)
Minimum pension liability adjustment							(491)	(491)

Comprehensive income								299,210

Treasury stock purchases			(11,850,254)	(379,074)				(379,074)
Cash dividends						(110,078)		(110,078)
Common shares issued under stock programs			765,231	29,822	(104)	(2,396)		27,322

Balance at December 31, 1999	140,889,050	$308,462	(17,651,645)	$(621,302)	$(6,222)	$1,521,474	$(64,154)	$1,138,258
Net income						266,900		266,900
Translation adjustments							(8,696)	(8,696)
Minimum pension liability adjustment							(1,276)	(1,276)

Comprehensive income								256,928

Treasury stock purchases			(2,502,003)	(62,684)				(62,684)
Cash dividends						(110,268)		(110,268)
Common shares issued under stock programs			320,018	22,014	(530)	(11,170)		10,314

Balance at December 31, 2000	140,889,050	$308,462	(19,833,630)	$(661,972)	$(6,752)	$1,666,936	$(74,126)	$1,232,548
Net income						24,988		24,988
Translation adjustments							(6,502)	(6,502)
Minimum pension liability adjustment							(28,374)	(28,374)

Comprehensive income								(9,888)

Treasury stock purchases			(8,812,763)	(247,786)				(247,786)
Cash dividends						(109,987)		(109,987)
Common shares issued under stock programs			878,955	36,107	(246)	(12,341)		23,520

Balance at December 31, 2001	140,889,050	$308,462	(27,767,438)	$(873,651)	$(6,998)	$1,569,596	$(109,002)	$888,407

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income (loss) of consolidated subsidiaries (($0.1) million, $0.2 million, and $0.6 million of expense in 2001, 2000 and 1999, respectively) are included in other expense in the Consolidated Statements of Income. Intercompany items and transactions are eliminated in consolidation.

Nature of Operations—The company provides a wide variety of print and print-related services and products for customers. The company also provides logistics and distribution services for its print customers and other mailers. Approximately 70% of the company’s business was under contract in 2001. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases the paper and resells it to the customer.

Foreign Operations—Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income within common stockholders’ equity. Income and expense items are translated at the average rates during the respective periods.

Cash and Equivalents—The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 80% and 81% of the inventories at December 31, 2001 and 2000, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

•
Intangibles—Goodwill ($313 million and $370 million, net of accumulated amortization, at December 31, 2001 and 2000, respectively) is amortized on a straight-line basis over periods ranging from 10 to 40 years. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Beginning in January 2002, under the provisions of these standards, goodwill will no longer be amortized over its useful life. Rather, goodwill will be adjusted only if it is considered to be impaired under the specific guidance and criteria set out in SFAS No. 142.

Other intangibles represent primarily the costs of acquiring print contracts and volume guarantees and are amortized over the periods in which benefits will be realized.

Software Costs—Software development costs for internal use are accounted for in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Interest Rate Swaps—The company uses interest rate swaps to manage its interest costs and exposure to changes in interest rates. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation.

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

Comprehensive Income—Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income for the company consists of net income, minimum pension liability adjustments and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Reclassifications—Certain prior-year amounts have been reclassified to conform to the 2001 presentation.

Discontinued Operations

During 1999, the company recorded a pretax loss from discontinued operations of $5 million ($3 million after-tax) from its 86% investment in the common stock of Corporate Software & Technology (CS&T), a software distribution business. In November 1999, the company sold its entire interest in CS&T to the management of CS&T for cash proceeds of approximately $41 million. There was no gain or loss recognized from this transaction.

Divestitures

In November 2001, the company sold its remaining investment in the common stock of Stream International (Stream) for approximately $10 million in cash. The company recognized a pretax and after-tax gain of $7 million ($0.05 per diluted share) from this transaction.

In June 2000, the company sold its 100% interest in R.R. Donnelley (India) Ltd. and its 25.37%-owned subsidiary, Tata Donnelley Limited, to Tata Sons Limited for approximately $13 million in cash; there was no gain or loss recognized from this transaction.

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

In November 1999, the company sold 93% of its investment in the common stock of Stream to a group led by Bain Capital for approximately $96 million in cash. The company recognized a pretax gain of $40 million and a tax benefit of $35 million (total of $75 million after-tax) from this transaction. The tax benefit in 1999 was recognized because of the company’s ability to carry back the capital tax losses generated from the sale of Stream to years 1996 through 1998.

The total pretax gain ($43 million) in 1999 from the sales of the company’s investments in MMI and Stream is included in gain on sale of businesses and investments. These sales resulted in an after-tax gain of $78 million ($0.60 per diluted share).

As a result of the company’s sales in 1999 of CS&T (see the “Discontinued Operations” note on page F-7 for more details) and Stream and the sale of its investment in MMI, the company generated approximately $77 million in refundable income taxes from the carryback of tax losses, of which $69 million was received in July 2000 and the remainder reduced subsequent tax payments.

Acquisitions and Investments

During February 2000, the company acquired certain net assets of CTC Distribution Services L.L.C. (CTC or package logistics), one of the largest shippers of business-to-home packages in the U.S., for approximately $160 million, net of cash acquired. CTC, formerly headquartered in Minneapolis, Minnesota, has 18 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon fair values at the date of the acquisition. Goodwill from this transaction of $153 million, is being amortized over a 20-year period.

During 2000, the company made several business acquisitions to extend its geographic reach and expand its range of capabilities. Within the Commercial Print segment, in January 2000, the company acquired Omega Studios–Southwest, Inc., a photography studio offering digital photography and creative services. In February 2000, the company acquired Iridio, Inc., a Seattle-based full-services premedia company. Both of these acquisitions are included within our Premedia Technologies operations. During February 2000, the company also acquired EVACO Inc., a Florida-based financial printer, included within Financial Services. In July 2000, the company acquired Circulo do Livro, a Brazilian book printer, included within our International operations. All of these acquisitions have been accounted for using the purchase method of accounting. During 2000, the company also acquired minority interests in an Internet communications services company and in several start-up businesses. Excluding CTC, the aggregate cost of these acquisitions and investments in 2000 was $57 million. Upon finalization of the purchase price allocation, these acquisitions and investments resulted in goodwill of $22 million, which is being amortized over periods of up to 20 years.

During 1999, the company made several business acquisitions intended to speed growth in select areas. Within the Commercial Print segment, in March 1999, the company acquired Cadmus Financial, a financial printer in North Carolina, included within Financial Services. In April 1999, the company acquired the Communicolor division of the Standard Register Company, a provider of personalization services and printer of innovative direct-mail campaigns, with plants located in Ohio and Kansas, as part of RRD Direct. In May 1999, the company acquired Hamburg Gráfica Editora, a Brazilian book Printer, included within International operations. In December 1999, the company purchased Penton Press, a short-run magazine printing facility in

Berea, Ohio, included within Specialized Publishing Services. Within the Logistics Services segment, in July 1999, the company acquired Freight Systems, Inc., a California-based transportation company. All of these acquisitions have been accounted for using the purchase method of accounting. In addition to these acquisitions, during 1999, the company increased its ownership position in Editorial Lord Cochrane S.A. (Cochrane), the largest commercial printer in Chile, to 99% from 78%. Cochrane, included within International operations, also increased its ownership interest in Atlántida Cochrane (located in Argentina) from 50% to 100%. During 1999, the company also acquired a minority interest in an Internet-related consulting business. The aggregate cost of these acquisitions and investments in 1999 was $199 million. Upon finalization of the purchase price allocation, these acquisitions and investments resulted in goodwill of $58 million, which is being amortized over periods of up to 20 years.

The company also increased its investment in affordable housing by $0.3 million, $8 million and $23 million in 2001, 2000 and 1999, respectively.

Restructuring and Impairment

The company assesses regularly its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. During 2001, the company approved various restructuring plans, which consisted primarily of the consolidation of plant operations within the Commercial Print segment. In addition, in June 2001, the company announced a workforce reduction resulting in the elimination of approximately 250 general and administrative positions company-wide. The pretax charge for these restructuring plans during 2001 was $106 million and is included as restructuring and impairment charges in the Consolidated Statements of Income on page F-2.

In addition, the company evaluates periodically the recoverability of its long-lived assets, including goodwill and other intangibles, in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. During 2001, the company recorded a pretax impairment charge of $90 million to adjust the carrying values of certain of its businesses to fair value. This included write-downs of the following businesses within the Commercial Print segment: RRD Direct (Communicolor, Newark, Ohio division: $37 million); Specialized Publishing Services (Penton Press, Berea, Ohio division: $11 million); and International including Argentina (Atlántida Cochrane: $19 million); Brazil (Circulo do Livro and Hamburg Gráfica Editora: $11 million); and Mexico (Ediciones Eclipse S.A. de C.V.: $12 million). The pretax impairment charge of $90 million reduced goodwill by $36 million and property and equipment by $54 million.

As of December 31, 2001, both of the company’s facilities in Ohio discussed above (Newark and Berea) were considered to be assets held for use. The company acquired the Newark, Ohio plant as part of its acquisition of Communicolor in April 1999, along with a plant in Eudora, Kansas. The plant in Berea, Ohio was acquired from Penton Press in December 1999. During 2001, both the Newark and Berea facilities generated significant shortfalls in net sales from their original acquisition plans. The Newark facility also experienced a deterioration in operating performance following the consolidation in 2000 of both Communicolor plants into Newark. The impairment charges were determined in accordance with SFAS No. 121, as described in the company’s “Summary of Significant Accounting Policies” for long-lived assets on page F-6. The total pretax impairment charge for Newark in 2001 of $37 million ($26 million after-tax or $0.22 per diluted share) included write-downs of $10 million for goodwill and $27 million for property and equipment. The total pretax impairment charge for Berea of $11 million ($7 million after-tax, or $0.06 per diluted share) was related entirely to goodwill.

With respect to the company’s international operations, the assets of Atlántida Cochrane in Argentina and Circulo do Livro in Brazil were considered held for use as of December 31, 2001. During 1999, the company

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquired the remaining 50% interest in Atlántida Cochrane. The deterioration in the Argentine economy during 2001 led the company to re-evaluate its wholly-owned investment in Argentina in accordance with SFAS 121. The total pretax impairment charge for Argentina in 2001 of $19 million ($19 million after-tax or $0.16 per diluted share) included write-downs of $2 million for goodwill and $17 million for property and equipment. Also during the fourth quarter of 2001, the company announced plans to consolidate its two Brazilian book operations (Circulo do Livro and Hamburg Gráfica Editora) into one facility to streamline costs, and to sell its Hamburg Gráfica Editora plant. The assets of Hamburg Gráfica Editora not expected to be transferred to Circulo do Livro were considered held for disposal as of December 31, 2001. The total pretax impairment charge for Brazil of $11 million ($8 million after-tax, or $0.07 per diluted share) included write-downs of $3 million for goodwill and $8 million for property and equipment.

During the third quarter of 2001, the company re-evaluated its investment in Ediciones Eclipse S.A. de C.V. in Mexico (Eclipse; acquired in 1998) following the loss of several key customers and poor operating performance. The total pretax impairment charge for Eclipse of $12 million ($12 million after-tax or $0.10 per diluted share) included write-downs of $10 million for goodwill and $2 million for property and equipment. During the fourth quarter of 2001, the company shutdown its Eclipse operations. The assets of Eclipse were considered held for disposal as of December 31, 2001.

The total pretax restructuring and impairment charge of $196 million ($137 million after-tax, or $1.15 per diluted share) from the 2001 restructuring plans ($106 million) and the write-downs to adjust the carrying values of certain businesses ($90 million) are included as restructuring and impairment charges in the Consolidated Statements of Income on page F-2.

First quarter 2001 restructuring and impairment:

The restructuring plan approved by management in the first quarter of 2001 (the first quarter plan) resulted in a pretax charge of $20 million. This charge reduced earnings from operations in the Commercial Print segment by $20 million. As part of the first quarter plan, the company announced the closing of a directory-printing plant in St. Petersburg, Florida; a magazine-printing plant in South Daytona, Florida; and a financial-printing facility in Houston, Texas. In addition, the first quarter plan included workforce reductions at other facilities, primarily within Financial Services and Premedia Technologies. Simultaneously, in connection with the company’s transition of directory-printing operations from a plant in York, England to a newly-constructed plant in Flaxby, England, the company incurred employee termination and relocation costs. The first quarter pretax charge consisted of the following:

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Second quarter 2001 restructuring and impairment:

During the second quarter of 2001, the company recognized a pretax restructuring and impairment charge of $52 million. This charge reduced earnings from operations in the company’s business segments as follows: Commercial Print—$47 million; Other—$1 million (related to Red Rover) and Corporate—$4 million. As part of the restructuring plan approved by management in the second quarter (the second quarter plan), the company announced the closing of a magazine-printing plant in Des Moines, Iowa and a catalog-printing plant in Old Saybrook, Connecticut, and plans to exit a leased Financial Services’ sales and service center in Austin, Texas. In addition, the second quarter plan included workforce reductions and consolidations at other facilities, including a company-wide workforce reduction announced in June 2001 of approximately 250 general and administrative positions. The second quarter pretax charge consisted of the following:

•
$33 million of employee termination benefits, including severance, outplacement costs and early retirement benefit costs associated with planned personnel reductions. Of this charge, $18 million represented early retirement benefit costs to be financed by the company’s various benefit plans. This included adjustments of $1 million as 30 employees who were originally anticipated to be terminated as part of the first quarter plan transferred to other company facilities. The actions approved under the second quarter plan will result in the termination of 1,690 employees by June 30, 2002.

•
$7 million of exit costs which consist of $3 million of costs to maintain closed facilities until the estimated dates of sale and $4 million related to the termination of non-cancelable lease obligations and other contractual obligations.

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

Third quarter 2001 restructuring and impairment:

During the third quarter of 2001, the company recognized a pretax restructuring and impairment charge of $20 million, substantially all within the Commercial Print segment. This charge was comprised of a third quarter provision totaling $22 million, reduced by a $2 million adjustment related to the first quarter and second quarter plans. The third quarter restructuring plan (the third quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The third quarter pretax charge consisted of the following:

•
$4 million of employee termination benefits, including severance, outplacement costs and early retirement benefit costs associated with planned personnel reductions. The actions approved under the third quarter plan were expected to result in the termination of 207 employees by December 31, 2001.

•
$6 million of relocation costs incurred for employees to be transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. The majority of these costs relate to plant closures announced earlier in 2001.

•
$2 million of adjustments to increase pretax income due to changes in estimates related to the anticipated losses on disposal of property and equipment and exit costs in connection with the closing of facilities.

•	$12 million impairment of the company’s investment in Mexico, consisting of $10 million for goodwill and $2 million for property and equipment.

Fourth quarter 2001 restructuring and impairment:

During the fourth quarter of 2001, the company recognized a pretax restructuring and impairment charge of $104 million, and reduced earnings from operations in the company’s business segments as follows: Commercial Print—$99 million; Logistic Services—$1 million; and Other—$4 million. This charge included an additional provision of $3 million related to the second quarter plan. The fourth quarter restructuring plan (the fourth quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The fourth quarter pretax charge consisted of the following:

•
$9 million of employee termination benefits, including severance, outplacement costs and early retirement benefit costs associated with planned personnel reductions. The actions approved under the fourth quarter plan will result in the termination of 705 employees by June 30, 2002.

•	$3 million of adjustments to decrease pretax income for additional employee termination benefits, primarily related to 13 additional employees identified in connection with the second quarter plan.
•
$4 million of exit costs which consist of $1 million of costs to maintain closed facilities until the estimated dates of sale and $3 million related to the termination of non-cancelable lease obligations and other contractual obligations.

•
$5 million of relocation costs incurred for employees to be transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. The majority of these costs relate to plant closures announced earlier in 2001.

•
$5 million for anticipated losses on the disposal of equipment primarily in connection with the shutdown of several of the company’s binding line operations. The asset impairment loss recognized was based on the difference between the estimated selling prices of the assets to be sold and the related carrying values. Selling prices were estimated based on the company’s prior experience with comparable equipment disposals.

•	$78 million impairment of the company’s investments in Newark, Berea, Argentina and Brazil, consisting of $27 million for goodwill and $51 million for property and equipment.

Thousands of dollars	Employee termination benefits	Exit costs	Relocation costs	Asset impairment (non-cash)	Total
Restructuring and impairment charges	$10,242	$2,299	$985	$6,176	$19,702
Cash payments	(2,971)	—	(985)	—	(3,956)
Non-cash items	—	—	—	(6,176)	(6,176)

Reserve balance March 31, 2001	$7,271	$2,299	$—	$—	$9,570
Restructuring and impairment charges	34,179	6,914	4,619	7,446	53,158
Cash payments	(4,181)	(515)	(4,619)	—	(9,315)
Pension and post-retirement benefits liability transfer	(17,835)	—	—	—	(17,835)
Non-cash items	—	—	—	(7,446)	(7,446)
Currency translation	(19)	(10)	—	—	(29)
Adjustments	(724)	(101)	—	—	(825)

Reserve balance June 30, 2001	$18,691	$8,587	$—	$—	$27,278
Restructuring and impairment charges	4,450	—	6,194	11,625	22,269
Cash payments	(4,550)	(1,097)	(6,194)	—	(11,841)
Non-cash items	—	—	—	(10,167)	(10,167)
Currency translation	15	5	—	—	20
Adjustments	(40)	(921)	—	(1,458)	(2,419)

Reserve balance September 30, 2001	$18,566	$6,574	$—	$—	$25,140
Restructuring and impairment charges	9,274	3,789	4,985	82,603	100,651
Cash payments	(4,261)	(1,723)	(4,794)	—	(10,778)
Pension and post-retirement benefits liability transfer	(1,287)	—	(191)	—	(1,478)
Non-cash items	—	—	—	(82,603)	(82,603)
Currency translation	(10)	(2)	—	—	(12)
Adjustments	3,009	—	—	—	3,009

Reserve balance December 31, 2001	$25,291	$8,638	$—	$—	$33,929

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

In connection with the second quarter plan, the company is in the process of transitioning certain customers’ work to other company facilities. Planned production will gradually be transferred to other company facilities once necessary expansions in those facilities to accommodate the transfer of work are complete. The company expects to complete the closures of the Des Moines, Iowa, and the Old Saybrook, Connecticut plants by June 30, 2002. Additional charges related to the second quarter plan are expected to be approximately $10 million, which are anticipated to be recognized during the first half of 2002, and relate primarily to employee and equipment relocation. The workforce reduction of approximately 250 general and administrative personnel has been completed. Of a total of 1,703 planned employee terminations related to the second quarter plan, including a fourth quarter adjustment for 13 employees, 823 have been completed.

In connection with the third quarter plan, all of the 207 planned employee terminations have been completed. Of the 705 planned employee terminations related to the fourth quarter plan, 391 have been completed.

As a result of 2001 restructuring actions, the company will reduce its workforce by 3,105 employees or approximately 9% of its workforce. During 2001, a total of 1,911 terminations were completed.

The net book value of assets to be disposed under the plans as of December 31, 2001 was $38 million. Annual depreciation on these assets is approximately $3 million.

Inventories

The components of the company’s inventories were as follows:

	December 31
	2001	2000
	In thousands
Raw materials and manufacturing supplies	$100,206	$131,803
Work in process	112,333	144,927
Finished goods	904	2,069
Progress billings	(32,621)	(39,450)
LIFO reserve	(54,104)	(50,604)

Total	$126,718	$188,745

For financial reporting purposes, the company recognized LIFO expense of $3.5 million in 2001, LIFO expense of $7.4 million in 2000 and LIFO income of $5.2 million in 1999. The LIFO benefit in 1999 was due to declining costs and lower inventories subject to LIFO, which reduced 1999 cost of sales. The company uses the external-index method of valuing LIFO inventories.

Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment (at cost):

	December 31
	2001	2000
	In thousands
Land	$37,833	$38,669
Buildings	664,829	634,524
Machinery and equipment	3,935,474	3,988,270

Total	$4,638,136	$4,661,463

Commitments and Contingencies

As of December 31, 2001, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $335 million. Of this total, $149 million has been contractually committed. The company also has a variety of commitments with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices.

The company has non-cancelable operating lease commitments totaling $242 million extending through various periods to 2011. The lease commitments total $57 million for 2002, range from $32 million to $48 million in each of the years 2003-2006 and total $31 million for years 2007 and thereafter.

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

The district court judge in Gerlib ruled on summary judgment motions of the parties in an order dated October 26, 2001, further clarified an order dated January 25, 2002. While ruling that permanent employees who received special augmented separation pay in conjunction with the closure of the Chicago catalog operations were not eligible for regular separation pay, and that special augmented separation pay was not payable to employees other than those considered permanent employees at the date of closure, the judge ruled that permanent employees who elected to receive enhanced retirement benefits were also eligible to receive regular separation pay. The order also set for trial in July 2002 the claims related to age discrimination.

On December 28, 2000, a purported class action was brought against the company and certain of its benefit plans in federal district court in Chicago, on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleges that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both in violation of plan documents and ERISA. The complaint seeks recalculation of pension benefits due plaintiffs since their retirement dates, reimbursement of any amounts paid by plaintiffs for medical coverage, interest on the foregoing amounts, as well as a declaration as to the benefits due plaintiffs in the future.

By order dated January 4, 2002, the district court judge in Jefferson granted summary judgment in the company’s favor on one claim, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. The district court judge in Jefferson ruled separately that under procedures outlined in the company’s Retirement Benefit Plan, appeals of any determination of pension amounts due to putative class members were to be made through a prescribed administrative process. He also ruled that those claims made on behalf of plaintiffs already members of the classes certified in Gerlib (persons over the age of 54 at the date of termination of their employment) should be made through the same administrative process. As of February 1, 2002, administrative review of the claims of the Gerlib plaintiffs was completed, and the claims denied. Administrative review of the claims of the remaining Jefferson plaintiffs is in progress.
The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closing of the Chicago catalog operations. The company believes that it acted properly in the closing of the operations. Further, with regard to all cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions, including filing appeals of rulings by the district court judge. However, management is unable to make a meaningful estimate of any loss that could result from an unfavorable outcome of any of the pending cases.

In December 1999, the U.S. Environmental Protection Agency, Region 5 (U.S. EPA) issued a Notice of Violation against the company, pursuant to Section 113 of the Clean Air Act (the Act). The notice alleges that the company’s facility in Willard, Ohio, violated the Act and Ohio’s State Implementation Plan in installing and operating certain equipment without appropriate air permits. While the notice does not specify the remedy sought, upon final determination of a violation, the U.S. EPA may issue an administrative order requiring the installation of air pollution control equipment, assess penalties, or commence civil or criminal action against the company. The company responded to the U.S. EPA on March 10, 2000. The company believes that the resolution of this matter, even if unfavorable to the company will not materially impact its financial position or results of operations.

In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

Retirement Plans

The company has seven principal retirement plans: the restated Retirement Benefit Plan of R.R. Donnelley & Sons Company (the main R.R. Donnelley retirement plan); an unfunded Supplemental Benefit Plan; the Merged Retirement Income Plan for Employees at R.R. Donnelley Printing Company, L.P. and R.R. Donnelley Printing Company; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation Limited Partnership; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation; the Haddon Craftsmen, Inc. Retirement Plan; and the R.R. Donnelley UK Pension Plan.

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

In addition to pension benefits, the company provides certain healthcare and life insurance benefits for retired employees. Most of the company’s regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years of continuous service at retirement. For employees who began employment with the company prior to January 1, 2002, the company funds a portion of the liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in life insurance covering some of the company’s employees.

The following represents the obligations and plan assets at fair value for the company’s pension and postretirement benefit plans at the respective year-ends:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	In Thousands
Benefit obligation at beginning of year	$1,335,219	$1,232,803	$249,380	$251,714
Service cost	52,521	53,068	10,815	10,162
Interest cost	93,035	85,309	17,406	17,600
Plan participants’ contribution	852	800	2,342	2,129
Amendments	(7,508)	—	—	(14,679)
Actuarial loss	73,672	32,107	19,969	3,699
Acquisitions/plan initiations/curtailments	—	—	565	1,791
Special termination benefits	19,313	—	—	—
Expected benefits paid	(66,731)	(68,868)	(24,572)	(23,036)

Benefit obligation at end of year	$1,500,373	$1,335,219	$275,905	$249,380

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	In Thousands
Fair value of plan assets at beginning of year	$1,834,965	$1,706,091	$338,914	$331,347
Actual (loss) return on plan assets	(39,696)	193,175	(60,601)	40,448
Employer contribution	4,480	3,767	—	—
Plan participants’ contributions	852	800	2,342	—
Expected benefits paid	(66,731)	(68,868)	(23,298)	(32,881)

Fair value of plan assets at end of year	$1,733,870	$1,834,965	$257,357	$338,914

The funded status of the plans reconcile with amounts on the consolidated balance sheets as follows:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	In Thousands
Funded status	$233,497	$499,746	$(18,548)	$89,535
Unrecognized transition obligation	(42,575)	(53,345)	—	—
Unrecognized net actuarial loss (gain)	85,706	(192,892)	33,711	(75,680)
Unrecognized prior service cost	30,048	41,083	(12,679)	(21,241)
Fourth quarter contribution (payment)	279	377	131	(666)

Net asset (liability) recognized	$306,955	$294,969	$2,615	$ (8,052)

Amounts recognized in the consolidated balance sheets consist of:
	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	In Thousands
Prepaid benefit cost	$342,640	$323,235	$—	$—
(Accrued) prepaid benefit cost	(70,075)	(34,882)	2,615	(8,052)
Intangible asset	4,249	4,849	—	—
Minimum pension liability adjustment	30,141	1,767	—	—

Net asset (liability) recognized	$306,955	$294,969	$2,615	$(8,052)

The weighted average assumptions used in the actuarial computation that derived the above amounts were as follows:

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Discount rate	7.00%	7.25%	7.25%	7.00%	7.25%	7.25%
Expected return on plan assets	9.50%	9.50%	9.50%	9.00%	9.00%	9.00%
Average rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

For measuring other retirement benefits, a 12% annual rate of increase in the per-capita cost of covered healthcare benefits was assumed for 2002 (the trend rate occurring during 2001 to arrive at 2002 levels). The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter.

The components of the net periodic benefit cost and total income and expense were as follows:

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
	In Thousands
Service cost	$52,521	$53,068	$54,220	$10,815	$10,162	$10,322
Interest cost	93,035	85,309	80,570	17,406	17,600	16,089
Expected return on plan assets	(164,703)	(153,683)	(141,237)	(27,229)	(26,042)	(23,734)
Amortization of transition obligation	(10,768)	(10,763)	(10,840)	—	—	—
Amortization of prior service cost	3,527	3,527	3,541	(8,562)	(7,740)	(6,345)
Amortization of actuarial (gain) loss	(484)	(763)	1,011	(1,592)	(845)	15

Net periodic benefit cost	$(26,872)	$(23,305)	$(12,735)	$(9,162)	$(6,865)	$(3,653)
Curtailment loss	—	—	6	—	—	—
Special termination benefit cost	19,313	—	—	565	—	—
Settlement expense	—	—	688	—	—	—

Total income	$(7,559)	$(23,305)	$(12,041)	$(8,597)	$(6,865)	$(3,653)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $67 million, $47 million and $6 million, respectively, in 2001 and $57 million, $40 million and $6 million, respectively, in 2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed healthcare cost trend rates would have had the following effects in 2001:

	1% Increase	1% Decrease
	In Thousands
Effect on total of service and interest cost components	$92	$(124)
Effect on postretirement benefit obligation	$274	$(273)

Employee 401(k) Savings Plan—The company has maintained a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the company’s U.S. employees are eligible for this plan. Under provisions for this plan, employees may contribute up to 15% of eligible compensation on a before-tax basis and up to 10% of eligible compensations on an after-tax basis. During 1999, the company introduced a company match. The company generally matches 50% of a participating employee’s first 3% of before-tax contributions. The total expense attributable to the match was $11 million in both 2001 and 2000.

Income Taxes

Cash payments for income taxes were $149 million (including a $62 million payment related to COLI taxes and interest disallowed by the Internal Revenue Service), $55 million (net of a $77 million refund related to the 1999 sale of our investment in Stream, CS&T and MMI) and $122 million in 2001, 2000 and 1999, respectively. The components of income tax expense for the years ending December 31, 2001, 2000 and 1999, were as follows:

	2001	2000	1999
	In Thousands
Federal
Current	$70,990	$134,008	$102,086
Deferred	(30,230)	1,959	56,610
State	9,146	31,117	36,318

Total	$49,906	$167,084	$195,014

The significant deferred tax assets and liabilities were as follows:

	December 31
	2001	2000
	In Thousands
Deferred tax liabilities:
Accelerated depreciation	$151,878	$156,818
Investments	46,190	45,751
Pensions	137,746	126,618
Other	62,706	55,013

Total deferred tax liabilities	398,520	384,200

Deferred tax assets:
Accrued liabilities	121,320	82,061
Net operating loss and other tax carryforwards	60,207	37,167
Investments	9,119	10,606
Other	92,341	82,826

Total deferred tax assets	282,987	212,660
Valuation allowance	50,422	39,818

Net deferred tax liabilities	$165,955	$211,358

The company used COLI to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. In closing the Internal Revenue Service (IRS) audit of the company’s 1990 to 1992 tax returns the company paid during the first quarter of 2001 approximately $62 million in taxes and interest for COLI interest disallowed by the IRS. The company accrued for this payment as a current liability at December 31, 2000. The company has filed a claim for refund of the payment and ultimately may pursue litigation of this matter.

In three federal trial court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. Appeals from these decisions have been taken, and in one, the appellate court upheld the tax court’s ruling. Another trial has begun in a fourth federal district court. While the company believes its COLI program differs from those involved in the earlier decisions, should the reasoning of these cases be upheld and applied to others, the company could lose up to $155 million in federal and state tax benefits for periods from 1993 through 1998 plus interest as of December 31, 2001 of approximately $59 million after-tax.

The company will continue to examine its position with respect to the final resolution of pending cases. During the fourth quarter of 1999, the company recorded an additional tax provision of $51 million ($0.40 per diluted share) related to COLI. The ultimate resolution of these issues may have a material impact on the company’s results of operations and financial condition.

Also during the fourth quarter of 1999, the company recognized a tax benefit of $35 million related to the sale of Stream (see the “Divestitures” note on page F-7 for more details).

The following table outlines the reconciliation of differences between the U.S. statutory tax rates and the rates used by the company in determining net income:

	2001	2000	1999
Federal statutory rate	35.0%	35.0%	35.0%
Restructuring and impairment charge	3.4	—	—
Sale of Stream entities	(3.1)	—	(7.1)
Foreign tax rates over U.S. statutory rate	1.2	—	0.6
State and local income taxes, net of U.S. federal income tax benefit	16.9	4.7	4.7
Goodwill amortization	3.2	0.5	0.2
Expense resulting from corporate-owned life insurance programs	10.7	1.4	10.9
Affordable housing investment credits	(24.5)	(4.5)	(4.0)
Change in valuation allowance	17.4	(0.6)	(2.1)
Other	6.4	2.0	0.3

Total	66.6%	38.5%	38.5%

Debt Financing and Interest Expense

The company’s debt consisted of the following:

	December 31
	2001	2000
	In Thousands
Commercial paper and extendable commercial notes	$16,000	$195,327
Medium-term notes due 2002–2005 at a weighted average interest rate of 6.61%	232,505	232,345
5.0% debentures due November 15, 2006	216,298	—
8.875% debentures due April 15, 2021	80,828	80,821
6.625% debentures due April 15, 2029	198,962	198,924
8.820% debentures due April 15, 2031	68,911	68,906
7.000% notes due January 1, 2003	109,961	109,921
Other	126,350	124,586

Total	$1,049,815	$1,010,830

On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5% per annum and maturing on November 15, 2006. In conjunction with this issuance, the company entered into three interest rate swap agreements. The first two agreements have effective dates of November 14, 2001 for notional amounts of $100 million each, maturing November 15, 2006. These agreements effectively convert the notes’ fixed rate to a floating rate of six month LIBOR plus 86.3 basis points or 2.8105% per annum for the first six months of the agreement. The fair value of these interest rate swap agreements was a liability of approximately $8 million at December 31, 2001. This amount has been recorded on the balance sheet in “Other noncurrent liabilities,” with the decrease in the fair value of the outstanding debt of approximately $8 million recorded in “Long-term debt.”

The third swap agreement has an effective date of May 15, 2002 for a notional amount of $200 million and matures on November 15, 2002. This agreement swaps a floating rate of six month LIBOR for a fixed rate of 2.2675% per annum. The net effect of this agreement is to lock in a fixed rate of 3.13% per annum for the second six months of the agreement. The fair value of this agreement was $0.2 million at December 31, 2001.

Based upon the interest rates available to the company for borrowings with similar terms and maturities, the fair value of the company’s debt exceeded its book value at December 31, 2001, by approximately $17 million.

At December 31, 2001, the company had available credit facilities of $431 million with a group of U.S. and foreign banks, of which $218 million expires October 10, 2002. The remaining $213 million is a five-year facility that expires December 10, 2003. The credit arrangements provide support for the issuance of commercial paper and other credit needs. As of December 31, 2001, there has been no borrowing under these credit facilities. The company pays an annual commitment fee on the total unused credit facilities of 0.06% for the 364-day facility and 0.08% for the five-year facility.

The weighted average interest rate on all commercial paper and extendable commercial notes outstanding during 2001 was 4.30% (1.95% at December 31, 2001). Annual maturities of long-term debt (excluding commercial paper and short-term debt) are as follows: 2003—$132 million, 2004—$8 million, 2005—$166 million, 2006—$224 million and $351 million thereafter.

The following table summarizes interest expense included in the Consolidated Statements of Income:

	2001	2000	1999
	In Thousands
Interest incurred	$74,253	$94,193	$95,176
Amount capitalized as property, plant and equipment	(3,070)	(4,554)	(7,012)

Total	$71,183	$89,639	$88,164

Interest paid, net of capitalized interest, was $71 million, $91 million and $86 million in 2001, 2000 and 1999, respectively.

Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the company has computed basic and diluted earnings per share (EPS), using the treasury stock method.

	2001	2000	1999
	In Thousands, Except Per-Share Data
Average shares outstanding	116,728	122,323	128,872
Effect of dilutive securities—options and nonvested restricted shares	1,770	770	694

Average shares outstanding, adjusted for dilutive effects	118,498	123,093	129,566

Income from continuing operations	$24,988	$266,900	$311,515
Basic EPS	$0.21	$2.18	$2.41
Diluted EPS	0.21	2.17	2.40

Loss from discontinued operations	$—	$—	$(3,201)
Basic EPS	$—	$—	$(0.02)
Diluted EPS	—	—	(0.02)

Net income	$24,988	$266,900	$308,314
Basic EPS	$0.21	$2.18	$2.39
Diluted EPS	0.21	2.17	2.38

Stock and Incentive Programs for Employees

Restricted Stock Awards—At December 31, 2001 and 2000, respectively, the company had 313,000 and 457,000 unvested restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for one to five years from the grant date. Dividends on the restricted shares are paid currently to the recipients. The expense of the grant is recognized evenly over the vesting period.

During 2001, a total of 51,000 shares of restricted stock were issued with a grant date fair value of $1 million. Charges to expense for these grants were $3 million, $4 million and $3 million in 2001, 2000, and 1999, respectively.

Incentive Compensation Plans—In 2001, the company implemented both a new senior management annual incentive cash plan and a long-term incentive award program designed to encourage and reward sustained value creation together with achievement of annual objectives and employee retention. Payments under the annual plan are based on the achievement of Economic Value Added (EVA®) improvement targets, along with earning per share objectives and other individual and strategic targets. Long-term awards made to senior officers during 2001 will be paid based on total shareholder return relative to the performance of the S&P 500 over a three year period ending December 2004. The long-term awards are denominated in stock units and participants receive dividend equivalents during the performance period. Awards ultimately may be paid in stock, cash or a combination of stock and cash. The company’s incentive compensation plans for other officers, managers and supervisors are based primarily on annual improvements in EVA, along with earnings per share and other individual strategic targets.

The value of the long-term awards was $7 million based upon the closing price of the company stock at December 31, 2001 ($29.69 per share). A total of 233,000 long-term stock unit awards were granted during the year ended December 31, 2001. Compensation expense was $3 million during 2001.

Stock Unit Award—In connection with the execution of an employment agreement, the Chief Executive Officer was granted an award of 115,385 stock units during 2001. This award vests over three years and is payable in shares of the company’s stock upon the executive’s retirement, death or permanent and total disability. The executive receives dividend equivalents while the award is outstanding. The award is recorded at market value on the date of grant as unearned compensation. The initial value of the award is amortized over the vesting period, net of forfeiture.

The value of the stock unit award was $3 million based upon the closing price of the company stock at December 31, 2001. The grant date fair value of the award was $3 million, and compensation expense during 2001 was $0.3 million.

Stock Options—The company has incentive stock plans for its employees. Under these plans, options vest from one to nine and one-half years after date of grant and may be exercised, once vested, up to 10 years from the date of grant. Under authorized stock incentive plans, a maximum of 5.8 million shares were available for future grants of stock options, stock units and restricted stock awards as of December 31, 2001. The company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the company’s net income from continuing operations and respective earnings per share would have been reduced to the following pro forma amounts:

	2001	2000	1999
	In Thousands, Except Per-Share Data
Income from continuing operations:
As reported	$24,988	$266,900	$311,515
Pro forma	11,139	254,580	297,131
Basic earnings per share:
As reported	$0.21	$2.18	$2.41
Pro forma	0.10	2.08	2.31
Diluted earnings per share:
As reported	$0.21	$2.17	$2.40
Pro forma	0.09	2.07	2.29

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	2001	2000	1999
Dividend yield	3.39%	3.88%	2.66%
Expected volatility	27.03%	35.66%	34.13%
Risk-free interest rate	4.98%	6.38%	5.85%
Expected life	10 Years	10 Years	10 Years

A summary of the status of the company’s option activity is presented below:

	2001		2000		1999
	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	18,032	$30.13	13,432	$34.73	12,398	$34.80
Options granted	1,835	25.81	6,507	21.38	1,863	34.23
Options exercised	(816)	21.66	(316)	19.79	(257)	26.18
Options forfeited	(2,372)	34.66	(1,591)	35.28	(572)	38.29

Options outstanding at end of year	16,679	$29.42	18,032	$30.13	13,432	$34.73

Options exercisable at end of year	9,546	$32.57	9,239	$33.71	8,980	$33.10

Weighted average fair value of options granted during the year		$7.05		$7.17		$13.21

The following summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (Thousands)	Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
$20.88–$30.94	10,414	6.90	24.74	4,577	27.51
$30.95–$76.96	6,265	4.98	37.20	4,969	37.24

$20.88–$76.96	16,679	6.18	29.42	9,546	32.57

Other Information—Under the stock programs, authorized unissued shares or treasury shares may be used. The company intends to use reacquired shares of its common stock to meet the stock requirements of these programs in the future.

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

Industry Segment Information

The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Substantially all revenues within commercial printing result from the sale of printed products and services to customers in the following end-markets: Long-run Magazines, Catalogs and Inserts; Telecommunications; Book Publishing Services; Financial Services; Specialized Publishing Services; RRD Direct; Premedia Technologies; and International, which provides similar products and services outside the U.S. The company’s management has aggregated its commercial print businesses as one reportable segment because of strong similarities in the economic characteristics, nature of products and services, production processes, class of customer and distribution methods used.

R.R. Donnelley Logistics (Donnelley Logistics) represents the company’s logistics and distribution services operation for its print customers and other mailers. Donnelley Logistics serves its customers by consolidating and delivering printed product and packages to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. Following the company’s acquisition of certain net assets of CTC in February 2000, the combined operations of Donnelley Logistics and CTC have been included within the reportable segment “Logistics Services.” See the “Acquisitions and Investments” note on page F-8 for more details regarding the acquisition of CTC.

The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Summary of Significant Accounting Policies” note on page F-6.

	Commercial Print	Logistics Services	Other(1)	Corporate(2)	Consolidated Total
	In Thousands
2001
Sales	$4,512,643	$775,518	$9,599	$—	$5,297,760
Restructuring and impairment charges	186,551	672	4,733	3,589	195,545
Earnings (loss) from operations	126,188	(4,536)	(25,754)	51,373	147,271
Earnings (loss) from continuing operations before income taxes	140,633	(4,266)	(38,386)	(23,087)	74,894
Assets	2,538,357	228,797	4,803	628,060	3,400,017
Depreciation and amortization	333,216	15,358	1,021	29,128	378,723
Capital expenditures	228,353	5,182	—	39,805	273,340

2000
Sales	$5,058,400	$691,167	$14,768	$—	$5,764,335
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	519,688	(13,918)	(30,532)	25,802	501,040
Earnings (loss) from continuing operations before income taxes	532,826	(14,001)	(34,386)	(50,455)	433,984
Assets	2,963,837	246,784	34,844	668,737	3,914,202
Depreciation and amortization	347,644	13,267	1,512	27,979	390,402
Capital expenditures	203,234	3,478	540	29,855	237,107

1999
Sales	$4,904,014	$281,468	$230,160	$—	$5,415,642
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	521,803	8,989	(4,957)	4,592	530,427
Earnings (loss) from continuing operations before income taxes	537,835	8,916	(5,775)	(34,447)	506,529
Assets	3,122,111	46,253	14,291	670,809	3,853,464
Depreciation and amortization	332,514	1,121	16,866	23,881	374,382
Capital expenditures	205,630	1,783	12,067	56,346	275,826

(1)	Represents other operating segments of the company, including Stream International in 1999 (see the “Divestitures” note on page F-7 for more details).
(2)
Corporate earnings consist primarily of the following unallocated items: net earnings of benefit plans (excluding service costs) of $95 million, $86 million and $83 million in 2001, 2000 and 1999, respectively, which were partially offset by general corporate, management and information technology costs. In addition to earnings from operations, corporate earnings before income taxes include: 2001 net interest expense of $60 million; and 2000 net interest expense of $76 million and a gain on the sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million; and 1999 net interest expense of $77 million and gains on the sale of businesses and investments of $43 million.

Corporate assets consist primarily of the following unallocated items at December 31: 2001—benefit plan assets of $324 million, investments in affordable housing of $134 million and fixed assets of $103 million; 2000—benefit plan assets of $342 million, investments in affordable housing of $143 million and fixed assets of $92 million; and 1999—benefit plan assets of $298 million, investments in affordable housing of $139 million and fixed assets of $95 million and refundable income taxes of $77 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Area Information

	U.S.	International	Combined
	In Thousands
2001
Sales	$4,781,517	$516,243	$5,297,760
Long-lived assets(1)	2,049,867	409,956	2,459,823
2000
Sales	$5,135,718	$628,617	$5,764,335
Long-lived assets(1)	2,287,908	419,845	2,707,753
1999
Sales	$4,833,220	$582,422	$5,415,642
Long-lived assets(1)	2,310,581	313,033	2,623,614

(1)	Includes net property, plant and equipment, goodwill and other intangibles and other noncurrent assets.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

AR	THUR ANDERSEN LLP

Chicago, Illinois
January 23, 2002

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND
SUMMARY AND FINANCIAL SUMMARY

In Thousands, Except Per-Share Data

	Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2001
Net sales	$1,302,650	$1,292,050	$1,288,237	$1,414,823	$5,297,760
Gross profit	199,373	222,482	237,621	250,975	910,451
Income from continuing operations	14,505	6,147	42,042	(37,706)	24,988
Net income	14,505	6,147	42,042	(37,706)	24,988
Net income per diluted share	0.12	0.05	0.36	(0.33)	0.21
Stock market high	30.60	31.90	30.74	30.57	31.90
Stock market low	24.50	25.12	24.30	24.76	24.30
Stock market closing price	26.22	29.70	27.05	29.69	29.69

2000
Net sales	$1,342,970	$1,388,805	$1,433,000	$1,599,560	$5,764,335
Gross profit	239,435	267,721	304,146	287,561	1,098,863
Income from continuing operations	46,701	56,340	92,308	71,551	266,900
Net income	46,701	56,340	92,308	71,551	266,900
Net income per diluted share	0.38	0.46	0.75	0.58	2.17
Stock market high	24.31	26.69	26.75	27.00	27.00
Stock market low	19.00	20.13	22.13	21.38	19.00
Stock market closing price	20.94	22.56	24.56	27.00	27.00

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary
	2001	2000	1999	1998	1997
Quarterly rate per common share*	$0.235	$0.225	$0.215	$0.205	$0.195
Yearly rate per common share	0.94	0.90	0.86	0.82	0.78

*Averages (2001—$0.23 first two quarters and $0.24 last two quarters; 2000—$0.22 first two quarters and $0.23 last two quarters; 1999—$0.21 first two quarters and $0.22 last two quarters; 1998—$0.20 first two quarters and $0.21 last two quarters; 1997—$0.19 first two quarters and $0.20 last two quarters).

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND
SUMMARY AND FINANCIAL SUMMARY—(Continued)

In Thousands, Except Per-Share Data

Financial Summary

	2001	2000	1999	1998	1997
	In Thousands, Except Per-Share Data
Net sales	$5,297,760	$5,764,335	$5,415,642	$5,217,953	$5,085,811
Income from continuing operations**	24,988	266,900	311,515	374,647	206,525
Loss on disposal of discontinued operations	—	—	—	—	(60,000)
Loss from discontinued operations	—	—	(3,201)	(80,067)	(15,894)
Net income**	24,988	266,900	308,314	294,580	130,631
Per diluted common share**	0.21	2.17	2.38	2.08	0.89
Total assets	3,400,017	3,914,202	3,853,464	3,798,117	4,134,166
Noncurrent liabilities	1,527,320	1,491,093	1,511,743	1,447,852	1,730,047

**
Includes the following one-time items: 2001 restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share), gain on the sale of the remaining investment in Stream International of $7 million ($7 million after-tax, or $0.05 per diluted share), and a loss on the write-down of various investments of $19 million ($19 million after-tax, or $0.16 per diluted share); 2000 gain related to the sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); 1999 gains on the sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share); 1998 gains on the sale of the company’s remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share); and 1997 restructuring and impairment charges of $71 million ($42 million after-tax, or $0.29 per diluted share).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Shareholders of
R.R. Donnelley & Sons Company:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in the R.R. Donnelley & Sons Company Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 23, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to the financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

AR	THUR ANDERSEN LLP

Chicago, Illinois
January 23, 2002

SCHEDULE II

Valuation and Qualifying Accounts

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2001, 2000 and 1999, were as follows:

	2001	2000	1999
	Thousands of dollars
Allowance for trade receivable losses:
Balance, beginning of year	$20,016	$15,461	$14,279
Balance, companies acquired during year	—	35	1,768
Provisions charged to income	26,083	10,352	11,259

	46,099	25,848	27,306
Uncollectible accounts written off, net of recoveries	(23,528)	(5,832)	(11,845)

Balance, end of year	$22,571	$20,016	$15,461

INDEX TO EXHIBITS*

Description	Exhibit No.
Restated Certificate of Incorporation(1)	3(1)

By-Laws(2)	3(ii)(a)

Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York(3)	4(a)

Instruments Defining the Rights of Security Holders(4)	4(b)

Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee(5)	4(c)

Five-Year Credit Agreement dated December 11, 1998 among R.R. Donnelley & Sons Company, the Banks named therein and The First National Bank of Chicago, as Administrative Agent(6)	4(d)

Amendment No. 1 to Five Year Credit Agreement dated October 11, 2001 among R.R. Donnelley & Sons Company, the Banks named therein and Bank One, NA (f/k/a The First National Bank of Chicago), as Administrative Agent
4(e)

364-Day Credit Agreement dated October 11, 2001 among R.R. Donnelley & Sons Company, the Banks named therein and BankOne, N.A., as Administrative Agent(2)	4(f)

Donnelley Deferred Compensation and Voluntary Savings Plan(7)	4(g)

Amendment to Donnelley Deferred Compensation and Voluntary Savings Plan adopted June 30, 1999(8)	4(h)

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors(9)	10(a)

Directors’ Deferred Compensation Agreement, as amended(10)**	10(b)

Donnelley Shares Stock Option Plan, as amended(11)	10(c)

1993 Stock Ownership Plan for Non-Employee Directors, as amended(12)**	10(d)

Senior Management Annual Incentive Plan, as amended(10)**	10(e)

Amendment to Senior Management Annual Incentive Plan(9)**	10(f)

Senior Management Annual Incentive Plan—2001(9)**	10(g)

2001 Senior Management Long Term Incentive Award(9)**	10(h)

Form of Severance Agreement for Senior Officers, as amended(8)**	10(i)

1991 Stock Incentive Plan, as amended(12)**	10(j)

1995 Stock Incentive Plan, as amended(10)**	10(k)

2000 Stock Incentive Plan(13)**	10(l)

Unfunded Supplemental Benefit Plan(5)**	10(m)

Amendment to Unfunded Supplemental Benefit Plan adopted on April 25, 1991(14)**	10(n)

Employment Agreement between R.R. Donnelley & Sons Company and William L. Davis**	10(o)

Premium-Priced Option Agreement between R.R. Donnelley & Sons Company and William L. Davis(15)**	10(p)

Agreement between R.R. Donnelley & Sons Company and Joseph C. Lawler**	10(q)

Agreement between R.R. Donnelley & Sons Company and Michael W. Winkel(16)**	10(r)

Computation of Ratio of Earnings to Fixed Charges	12

Subsidiaries of R.R. Donnelley & Sons Company	21

Consent of Independent Public Accountants dated February 22, 2002	23

Powers of Attorney	24

E-1

*Filed with the Securities and Exchange Commission.  Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
**Management contract or compensatory plan or arrangement.

(1)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 3, 1996, and incorporated herein by reference.

(2)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed on November 13, 2001, and incorporated herein by reference.

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

(7)  Filed as Exhibit to Form S-8, filed on June 18, 1999 and incorporated herein by reference.

(8)  Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(9)  Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001, and incorporated herein by reference.

(10)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed on November 12, 1998, and incorporated herein by reference.

(11)  Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 10, 1997, and incorporated herein by reference.

(12)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, filed on November 1, 1996, and incorporated herein by reference.

(13)  Filed as Exhibit to Form S-8, filed on May 15, 2000, and incorporated herein by reference.

(14)  Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

(15)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed on May 7, 1997, and incorporated herein by reference.

(16)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed on August 13, 2001, and incorporated herein by reference.

E-2