Form 10-Q
period 2002-03-31
DONNELLEY R R & SONS CO
filed 2002-05-15
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes ✓	No

Number of shares of common stock outstanding as of April 30, 2002	113,269,316

PART  I

FINANCIAL  INFORMATION

Item 1.    Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per-share data)

	Three Months Ended March 31
	2002	2001
Net sales	$1,093,650	$1,302,650
Cost of sales	925,745	1,103,277

Gross profit	167,905	199,373
Selling and administrative expenses	130,522	137,781
Restructuring and impairment charges	26,692	19,702

Earnings from operations	10,691	41,890
Other income (expense):
Interest expense	(15,453)	(17,624)
Other, net	(6,891)	(681)

Earnings (loss) before income taxes	(11,653)	23,585
Provision (benefit) for income taxes	(34,312)	9,080

Net income	$22,659	$14,505

Net income per share of common stock
Basic	$0.20	$0.12
Diluted	0.20	0.12

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2002 and December 31, 2001
(Thousands of dollars, except share data)

ASSETS
	2002	2001
Cash and equivalents	$49,230	$48,615
Receivables, less allowance for doubtful accounts of $21,799 in 2002 and $22,571 in 2001	645,381	681,459
Inventories	123,138	126,718
Prepaid expenses	94,206	83,402

Total current assets	911,955	940,194

Net property, plant and equipment, at cost, less accumulated depreciation of $3,168,387 in 2002 and $3,148,018 in 2001	1,473,980	1,490,118
Goodwill and other intangibles, net of accumulated amortization of $293,046 in 2002 and $313,422 in 2001	437,250	445,281
Other noncurrent assets	506,881	524,424

Total assets	$3,330,066	$3,400,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$248,985	$295,444
Accrued compensation	147,541	162,573
Short-term debt	308,953	168,497
Current and deferred income taxes	158,777	46,849
Other accrued liabilities	307,302	310,927

Total current liabilities	1,171,558	984,290

Long-term debt	773,611	881,318
Deferred income taxes	229,472	212,099
Other noncurrent liabilities	316,150	433,903

Total noncurrent liabilities	1,319,233	1,527,320

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2002 and 2001	308,462	308,462
Retained earnings	1,534,994	1,569,596
Accumulated other comprehensive income	(117,793)	(109,002)
Unearned compensation	(7,281)	(6,998)
Reacquired common stock, at cost	(879,107)	(873,651)

Total shareholders’ equity	839,275	888,407

Total liabilities and shareholders’ equity	$3,330,066	$3,400,017

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31
(Thousands of dollars)

	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$22,659	$14,505
Restructuring and impairment charges	26,692	19,702
Gain from reversal of excess tax reserves	(30,000)	—
Loss on write-down of investments	—	2,040
Depreciation	72,120	81,702
Amortization	9,747	16,210
Gain on sale of assets	(888)	—
Net change in operating working capital	(29,230)	(123,442)
Net change in other assets and liabilities	7,206	(30,248)
Other	(5,510)	(5,212)

Net cash provided by (used for) operating activities	72,796	(24,743)

Cash flows provided by (used for) investing activities:
Capital expenditures	(65,818)	(32,546)
Other investments including acquisitions, net of cash acquired	87	(326)
Dispositions of assets, net of tax	957	—

Net cash used for investing activities	(64,774)	(32,872)

Cash flows provided by (used for) financing activities:
Net increase in borrowings	33,646	186,009
Disposition of reacquired common stock	4,107	6,715
Acquisition of common stock	(17,693)	(114,205)
Cash dividends paid	(27,108)	(27,640)

Net cash provided by (used for) financing activities	(7,048)	50,879

Effect of exchange rate changes on cash and equivalents	(359)	677
Net change in cash and equivalents	615	(6,059)
Cash and equivalents at beginning of period	48,615	60,873

Cash and equivalents at end of period	$49,230	$54,814

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 2001 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company’s 2001 Annual Report on Form 10-K.

The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications.

NOTE 2. Components of the company’s inventories at March 31, 2002, and December 31, 2001, were as follows:

Thousands of dollars	2002	2001
Raw materials and manufacturing supplies	$82,075	$100,206
Work in process	126,859	112,333
Finished goods	632	904
Progress billings	(30,824)	(32,621)
LIFO reserve	(55,604)	(54,104)

Total	$123,138	$126,718

NOTE 3. The following provides supplemental cash flow information:

	Three Months Ended March 31
Thousands of dollars	2002	2001
Interest paid	$5,493	$9,425
Income taxes paid	$7,993	$65,386

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

On April 6, 2001, in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. In an order dated June 8, 2001, the district court ruled that a four-year, rather than a two-year, statute of limitations applied to classes one and three. On April 4, 2002, the court of appeals heard the company’s appeal on the issue of the appropriate statute of limitations to apply but has not yet ruled. The district court judge has also set for trial beginning in November, 2002, the claims of four of the plaintiffs with individual claims unaffected by the pendancy of the appeal on the statute of limitations question.

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

The district court judge in Gerlib ruled on summary judgment motions of the parties in an order dated October 26, 2001, further clarified in an order dated January 25, 2002. While ruling that permanent employees who received special augmented separation pay in conjunction with the closure of the Chicago catalog operations were not eligible for regular separation pay, and that special augmented separation pay was not payable to employees other than those considered permanent employees at the date of closure, the judge ruled that permanent employees who elected to receive enhanced retirement benefits were also eligible to receive regular separation pay. The order also set for trial in July 2002 the claims related to age discrimination.

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

By order dated January 4, 2002, the district court judge in Jefferson granted summary judgment in the company’s favor on one claim, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. The district court judge in Jefferson ruled separately that under procedures outlined in the company’s Retirement Benefit Plan, appeals of any determination of pension amounts due to putative class members were to be made through a prescribed administrative process. He also ruled that those claims made on behalf of plaintiffs already members of

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED—(Continued)

the classes certified in Gerlib (persons over the age of 54 at the date of termination of their employment) should be made through the same administrative process. As of March 1, 2002, administrative review of the claims of all the plaintiffs was completed, and the claims denied. On February 28, 2002, the Gerlib plaintiffs filed with the court a motion for summary judgment seeking to overturn the administrative ruling, and on March 28, 2002, the company filed its motion for summary judgment seeking to enforce the ruling.

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

NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended March 31
Thousands of dollars	2002	2001
Net income	$22,659	$14,505
Net losses on cash flow hedging activities	—	(6)
Unrealized foreign currency loss	(8,791)	(8,774)

Comprehensive income	$13,868	$5,725

NOTE 6. The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Beginning January 1, 2002, the company revised its segment reporting to reflect changes in how it operates and reports internally its businesses. As a result of these changes, the company now discloses two reportable segments: Donnelley Print Solutions and Logistics Services. R.R. Donnelley Print Solutions (Donnelley Print Solutions) is comprised of the company’s businesses serving the following end markets within the commercial print industry: Magazine; Catalog and Retail; Book Publishing Services; Telecommunications; and Premedia Technologies. Donnelley Print Solutions was created to optimize the company’s production capacity serving these end markets, and to enhance service delivery capabilities. The formation of Donnelley Print Solutions was intended to create a more cost-effective, integrated and flexible print platform using a single business model and operating under one management team.

R.R. Donnelley Logistics (Donnelley Logistics) represents the company’s logistics and distribution services operations for its print customers and other mailers. Donnelley Logistics services its customers by consolidating and delivering printed products and packages to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. Operating results for Donnelley Logistics are included under the reportable segment “Logistics Services.”

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Prior to January 1, 2002, the company disclosed two reportable segments: Commercial Print and Logistics Services. Results previously reported within the Commercial Print segment included the company’s businesses serving the following end markets: Magazine, Catalog and Retail (including Specialized Publishing Services), Book Publishing Services, Telecommunications, Premedia Technologies, Financial Services, RRD Direct (direct mail) and International, which provides similar products and services outside the U.S. Following formation of Donnelley Print Solutions, the operating results for Financial Services, RRD Direct and International are included in “Other” for segment reporting purposes. Prior year results have been restated to conform to the new segment presentation.

The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Summary of Significant Accounting Policies” footnote on page F-6 in the 2001 Annual Report on Form 10-K.

Industry Segment Information

Thousands of dollars	Donnelley Print Solutions	Logistics Services	Other (1)	Corporate	Consolidated Total
First Quarter Ended March 31, 2002
Net sales	$714,334	$172,079	$207,237	$—	$1,093,650
Restructuring and impairment charges	23,122	24	2,408	1,138	26,692
Earnings (loss) from operations	23,978	3,043	(26,756)	10,426	10,691
Earnings (loss) before income taxes	27,109	2,981	(31,471)	(10,272)	(11,653)
Assets	1,747,355	227,460	697,772	657,479	3,330,066

First Quarter Ended March 31, 2001
Net sales	$877,974	$186,218	$238,458	$—	$1,302,650
Restructuring and impairment charges	18,488	—	1,081	133	19,702
Earnings (loss) from operations	63,600	(4,593)	(35,179)	18,062	41,890
Earnings (loss) before income taxes	66,289	(4,610)	(35,170)	(2,924)	23,585
Assets	2,002,489	248,424	838,984	704,027	3,793,924

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

NOTE 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. In several recent federal court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. In its audit of the company’s 1990 to 1992 tax returns, the Internal Revenue Service (IRS) disallowed the deductions taken by the company.

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. As of March 31, 2002, and prior to the settlement, the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

company’s exposure related to past COLI interest deductions was $272 million, including interest, after-tax. Based upon the 80% settlement, the company’s exposure for all years is approximately $217 million in taxes and interest, of which $62 million ($55 million after-tax) was paid in prior years. As of March 31, 2002, the remaining amount owed of $162 million was classified in the accompanying condensed consolidated balance sheet as current income taxes payable. The company paid $130 million of this liability to the IRS in April 2002, with the remainder expected to be paid prior to December 31, 2003.

As part of the settlement with the IRS, the company also agreed to surrender approximately 17,000, or 61%, of its outstanding COLI policies to the insurance carriers in April 2002. The IRS agreed to an 80% reduction of the taxable portion of the gain related to the surrender of the COLI policies. The tax at 40% on the remaining 20% gain upon surrender of the policies resulted in additional amounts owed to the IRS of $18 million. In April 2002, the company received $12 million in net cash surrender value related to the policies surrendered.

As a result of the company’s settlement agreement with the IRS, the company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the company recorded a one-time tax benefit of $30 million to reflect the reduction in tax reserves. In addition, the company recorded a nonrecurring pretax charge of $5 million in the first quarter of 2002 related to the surrender of the above COLI policies, which was classified in other expense, net, in the accompanying condensed consolidated statement of income.

NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands	Three Months Ended March 31
	2002	2001
Average shares outstanding—basic	112,894	119,600
Effect of dilutive securities	1,930	1,718

Average shares outstanding—diluted	114,824	121,318

NOTE 9. The company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the company uses financial instruments, including interest rate swap agreements and forward exchange and option contracts, to manage exposure to movements in exchange rates. On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5% per annum and maturing on November 15, 2006. In conjunction with this issuance, the company entered into three interest rate swap agreements. The first two agreements have effective dates of November 14, 2001 for notional amounts of $100 million each, maturing November 15, 2006. These agreements effectively convert the notes’ fixed rate to a floating rate of six month LIBOR plus 86.3 basis points or 2.8105% per annum for the first six months of the agreement. These swaps have been designated as fair value hedges. The fair value of these interest rate swap agreements was a liability of approximately $8 million at March 31, 2002 and December 31, 2001. This amount has been recorded in the accompanying condensed consolidated balance sheet in “Other noncurrent liabilities,” with the decrease in the fair value of the outstanding debt of approximately $8 million recorded in “Long-term debt.”

The third swap agreement has an effective date of May 15, 2002 for a notional amount of $200 million and matures on November 15, 2002. This agreement swaps a floating rate of six month LIBOR for a fixed rate of 2.2675% per annum. The net effect of this agreement is to lock in a fixed rate of 3.13% per annum for the second six months of the agreement. The fair value of this agreement was $0.4 million at March 31, 2002.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 10. The company assesses regularly its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. Beginning in 2001, the company initiated various restructuring plans, which consisted primarily of the consolidation of plant operations within the Donnelley Print Solutions segment, and the elimination of general and administrative positions company-wide. During the first quarter of 2002, the company announced the closure of its Berea, Ohio facility, along with further workforce reductions primarily within the Donnelley Print Solutions segment. For more information on restructuring and impairment charges recorded in 2001, refer to the “Restructuring and Impairment” footnote on page F-9 in the 2001 Annual Report on Form 10-K.

First quarter 2002 restructuring and impairment:

During the first quarter of 2002, the company recognized a pretax restructuring and impairment charge of $27 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions—$23 million; Corporate—$1 million; and Other—$3 million. This charge included $5 million in expensed as incurred charges that related to 2001 announced plans (the 2001 plans). The first quarter 2002 restructuring plan (the 2002 plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The first quarter pretax charge consisted of the following:

•
$15 million of employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions. Of this charge, $11 million represented early retirement benefit costs to be financed by the company’s various benefit plans. The actions approved under the first quarter plan will result in the termination of 692 employees by December 31, 2002.

•
$3 million of exit costs which consist of $2 million of costs to maintain closed facilities until the estimated dates of sale and $1 million related to the termination of non-cancelable lease obligations and other contractual obligations.

•
$5 million of relocation costs incurred for employees to be transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. These costs relate primarily to plant closures announced in 2001.

•
$4 million for anticipated losses on the disposal of property and equipment, primarily in connection with the shutdown of the company’s operations in Berea, Ohio. The asset impairment loss recognized was based on the difference between the estimated selling prices of the assets to be sold and the related carrying values. Selling prices were estimated based on the company’s prior experience with comparable property and equipment disposals.

Thousands of dollars	Reserve balance at December 31, 2001	Current quarter charges	Cash payments	Pension and post-retirement benefits liability transfer	Non-cash items	Currency translation	Reserve balance at March 31, 2002
Employee termination benefits	$25,291	$14,808	$(4,922)	$(11,476)	$—	$(4)	$23,697
Exit costs	8,638	2,545	(1,992)	—	—	—	9,191
Relocation costs	—	5,035	(5,035)	—	—	—	—
Asset impairment (non-cash)	—	4,304	—	—	(4,304)	—	—

Total	$33,929	$26,692	$(11,949)	$(11,476)	$(4,304)	$(4)	$32,888

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Status of the restructuring plans:

In connection with the 2001 plans, the company has ceased print production at its St. Petersburg and South Daytona, Florida and Houston, Texas facilities, and all customer work has been transferred to other company facilities. Additionally, the company expects to complete the closures of the Des Moines, Iowa, and the Old Saybrook, Connecticut plants by June 30, 2002. Additional charges related to the 2001 restructuring plans are expected to be approximately $8 million, which are anticipated to be recognized during the second quarter of 2002, and relate primarily to employee and equipment relocation. Of a total of 3,172 planned employee terminations, 2,279 have been completed. The majority of the remaining terminations are expected to be completed by June 2002. Print production only was ceased at the Houston, Texas facility and the location remains open as a sales and service center. Both Florida printing facilities are currently being held for disposal. The Des Moines, Iowa and Old Saybrook, Connecticut facilities are currently being held for use.

In connection with the first quarter 2002 plan, the company is in the process of transitioning certain customers’ work to other company facilities. Planned production will be transferred to other company facilities once necessary expansions to accommodate the transfer of work are completed in those facilities. The company expects to complete the closure of the Berea, Ohio facility by June 30, 2002. The Berea, Ohio facility is currently being held for use. Additional charges related to the first quarter 2002 plan are expected to be approximately $4 million, which are anticipated to be recognized during the remainder of 2002, and relate primarily to employee and equipment relocation. Of a total of 692 planned employee terminations related to the first quarter 2002 plan, 582 have been completed.

As a result of restructuring actions, the company will reduce its workforce by 3,864 employees or approximately 11.4% of its workforce. As of March 31, 2002, under the restructuring plans, a total of 2,861 terminations have been completed.

The net book value of assets to be disposed under the plans as of March 31, 2002 was $34 million. Annual depreciation on these assets is approximately $3 million.

NOTE 11. In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the company periodically evaluates the recoverability of its long-lived assets, including goodwill and other intangibles.

In the first quarter of 2001, the company recorded a non-cash pretax impairment charge of $2 million to writedown the carrying values of two Internet-related technology investments recorded using the cost method of accounting. Both investments related to entities that had experienced significant solvency issues during the first quarter of 2001, such that the company believed it was probable that the carrying values would not be recovered.

NOTE 12. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized over an estimated useful life. Instead, goodwill must be assessed for impairment at least annually by applying a fair-value-based test. SFAS No. 142 requires this impairment assessment to be completed within the first six months following adoption of the standard. Management will complete its assessment of goodwill impairment during the second quarter of 2002. The company did not record any writedowns of goodwill during the first quarter of 2002. Intangible assets that have finite lives will continue to be amortized over their useful lives.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In accordance with SFAS No. 142, effective January 1, 2002, the company discontinued its amortization of goodwill; the impact of discontinuing amortization of goodwill on net income, basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31
Thousands of dollars, except per-share data	2002	2001
Net Income:
Reported net income	$22,659	$14,505
Goodwill amortization, net of tax	—	3,509

Adjusted proforma net income	$22,659	$18,014

Basic Earnings Per Share:
Reported basic earnings per share	$0.20	$0.12
Goodwill amortization	—	.03

Adjusted proforma basic earnings per share	$0.20	$0.15

Diluted Earnings Per Share:
Reported diluted earnings per share	$0.20	$0.12
Goodwill amortization	—	.03

Adjusted proforma diluted earnings per share	$0.20	$0.15

NOTE 13. In February 2002, the company filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which it could offer, on a delayed basis, up to $425 million of additional debt securities. As of March 31, 2002, $500 million of debt securities remained available for issuance under effective Form S-3 registration statements.

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

•
Digital asset management—to help our customers leverage their content to reach end-users through multiple marketing channels. Through our premedia technology services, we digitally capture content, convert it to the appropriate format and channel it to multiple communications media, including print and the Internet.

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

Our 138-year history as a printing industry leader positions us well for the future. The printing industry is projected to grow along with the communications industry. Print advertising is expected to remain among the most cost-effective ways for our customers to deliver their messages and generate revenue as they use words and images to inform, educate, entertain and sell to their audiences.

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

The following describes the end-markets we serve:

Magazines, Catalogs and Retail    R.R. Donnelley is a leader in the North American magazine, catalog and the retail advertising insert markets. These markets are characterized by demand for large, cost-effective print runs with excellent opportunity for differentiation among competitors through services such as Premedia Technologies and Donnelley Logistics. Our U.S. customers include seven of the top 10 magazine titles, eight of the top 10 consumer catalog companies and seven of the top 10 retailers. Contracts typically span from three to five years.

We are also a leader in providing short-run publishers, catalogers and associations with comprehensive communications solutions. We serve customers with highly targeted audiences and typical production runs from 10,000 to 200,000 copies. We offer full-service and cost-effective solutions for business-to-business and consumer magazine and catalog publishers, as well as journal, association and academic publishers.

Telecommunications    R.R. Donnelley is the worldwide leader in the directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies, independent telephone companies such as Sprint, independent directory publishers such as Yellow Book, and leading international telecommunications providers such as Yell, KPN and Shanghai Telephone. Directory contracts typically span five to 12 years, with our current major contracts expiring between 2004 and 2013.

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for all of the top 10 U.S. book publishers and we print more than 50% of The New York Times’ adult best-seller titles. We also print one-third of all textbooks used in classrooms in the United States.

Premedia Technologies    R.R. Donnelley’s Premedia Technologies business partners with customers in the magazine, catalog, retail, telecommunications, corporate and agency markets to effectively create, manage and prepare and distribute customer content with core competencies in photography, creative and color services, page production, ad management, facilities management and content management. We help customers efficiently, consistently and successfully deliver their messages across multiple channels, including print and the Internet. By leveraging our experience in content production and workflow optimization, Premedia Technologies links customers’ creative processes with today’s technologies.

R.R. Donnelley Logistics    R.R. Donnelley is one of the largest users of the USPS, handling approximately 19 billion print and mail pieces, and over 122 million packages each year. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator.

In February 2000, Donnelley Logistics extended its services by adding package delivery (package logistics) to its established business of delivering printed material (print logistics or freight services). By leveraging the USPS infrastructure to make the final delivery to households and businesses, the company provides more economical logistics services. Through “zone skipping,” greater postal discounts are obtained, providing more timely, reliable delivery for customers.

In addition to delivering packages and printed material, Donnelley Logistics also provides returns management and expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.
Financial Services    R.R. Donnelley Financial, a leader in the U.S. and international financial services markets, supports the communications needs of corporations and their investment banks and law firms, as those corporations access the global capital markets. We also are a leading provider of customized communications solutions for investment management, banking, insurance, managed care and pharmaceutical companies.

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

RRD Direct    R.R. Donnelley is a leader in the U.S. direct-mail market, offering expertise and a range of services to guide customers smoothly and cost-effectively through direct-marketing projects. Our full- service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. We produce highly personalized and sophisticated direct mail pieces that generate results for our customers.
International    We have extended our core competencies for high quality print and related services into non-U.S. geographic markets with no pre-existing local solution. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our international operations in Latin America, Poland and Asia, where we produce magazines, books and telephone directories, are reported as “International.” Financial Services’ international revenue is included in Financial Services. Directory revenues from England are included in Telecommunications.

Results of Operations

Consolidated Results—First Quarter 2002 Compared with First Quarter 2001

One-Time Items    The following nonrecurring items affect comparability between years:

2002:

•	Earnings from operations included pretax restructuring and impairment charges ($27 million pretax and $17 million after-tax; $(0.14) per diluted share); and
•
Net income included a tax benefit from the reversal of excess tax reserves related to the company’s settlement with the Internal Revenue Service (IRS) for disputed corporate-owned life insurance (COLI) interest deductions ($30 million after-tax; $0.26 per diluted share).

2001:

•	Earnings from operations included pretax restructuring and impairment charges ($20 million pretax and $12 million after-tax; $(0.10) per diluted share); and
•	Other income (expense) included a loss on the write-down of two Internet-related investments ($2 million pretax and $1 million after-tax; $(0.01) per diluted share).

The following table summarizes the after-tax impact of these one-time items:

	Three Months Ended March 31, 2002		Per Diluted Share
	2002	2001	2002	2001
	Thousands of dollars
Income from continuing operations before one-time items	$9,475	$27,876	$0.08	$0.23
Restructuring and impairment charges	(16,816)	(12,117)	(0.14)	(0.10)
Reversal of excess COLI tax reserves	30,000	—	0.26	—
Other investment writedowns	—	(1,254)	—	(0.01)

Net income	$22,659	$14,505	$0.20	$0.12

Consolidated Results    Net sales for the first quarter of 2002 decreased $209 million, or 16.0% to $1,094 million compared with $1,303 million in the first quarter of 2001, primarily due to volume declines and price deterioration within our Donnelley Print Solutions segment.

For our print-related businesses, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. Customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation and postage. By measuring value-added revenue, we eliminate the effects of material prices and transportation costs, as well as mix issues related to customer-furnished versus Donnelley-furnished paper, that are largely beyond our control.

Consolidated value-added revenue for the first quarter of 2002 decreased $97 million, or 13.3% to $632 million due to the volume declines and price deterioration noted above. In addition, value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the first quarter of 2002, we recognized a reduction in cost of materials of $9 million from by-product revenues, which represents a decrease of $4 million from the first quarter of 2001.

Gross profit as a percentage of net sales was 15.4 % in the first quarter of 2002 compared with 15.3% in the first quarter of 2001. The slight improvement was driven primarily by improved margins at the Logistics Services segment, largely offset by lower margins within the Donnelley Print Solutions segment. Donnelley Print Solutions’ gross profit margin was affected negatively in the first quarter of 2002 by lower volumes and prices, primarily within Magazines, Catalogs and Retail. Our Logistics Services segment, which has lower gross profit margins than our Donnelley Print Solutions segment, also represented a higher proportion of net sales in 2002 (15.7% versus 14.3% in 2001).

Selling and administrative expenses for the first quarter of 2002 decreased $7 million, or 5.3% to $131 million compared with $138 million in the first quarter of 2001. Selling and administrative expenses as a percentage of net sales was 11.9% in the first quarter of 2002 compared with 10.6% in the first quarter of 2001. Reductions in volume-related costs (incentive compensation and sales commissions), savings from the company’s 2001 restructuring activities, lower spending on complementary businesses and continued cost containment of $8 million were partially offset by increased bad debt expense ($1 million).

Net interest expense decreased 12.3% to $15 million in the first quarter of 2002, due primarily to lower effective interest rates on our outstanding debt. Other expense, net, in 2002 was $7 million compared with $1 million in 2001. Other expense, net, in 2002 included a non-operating charge of $5 million related to the surrender of a majority of the company’s COLI policies (see Note 7 to the condensed consolidated financial statements for additional information), and foreign currency transaction losses of $3 million, primarily associated with the devaluation of the Argentine peso. Other expense, net, in 2001 included a one-time pretax impairment charge of $2 million to write-down the carrying values of two Internet-related technology investments recorded using the cost method of accounting.

On April 1, 2002, the company reached a settlement agreement with the IRS regarding the company’s deductions for interest on loans borrowed against COLI programs (see Note 7 to the condensed consolidated financial statements for additional information). The company had previously established reserves for the COLI-related exposure, and as the settlement was less than the established reserves, the company recorded a one-time tax benefit ($30 million after-tax; $0.26 per diluted share) during the first quarter of 2002.

The following comparisons exclude the impact of the one-time items previously discussed: Earnings before income taxes of $15 million in 2002 decreased 66.8% from $45 million in 2001. The effective tax rate for the first quarter of 2002 was 37.0% compared with 38.5% in 2001. Diluted earnings per share of $0.08 decreased $0.15, or 65.2%, from $0.23 in 2001. The rate of decrease was lower on a per-share basis due to fewer average shares outstanding during 2002.

Including one-time items, earnings (loss) before income taxes in 2002 was a loss of $12 million compared to earnings of $24 million in 2001. Net income was $23 million, up $8 million from $15 million in 2001.

The following table shows the trends in net sales and value-added revenue by end-market:

First Quarter Ended March 31

	Net Sales			Value-Added Revenue
Thousands of dollars	2002	2001	% Change	2002	2001	% Change
Magazines, Catalogs and Retail	$386,667	$501,624	(22.9%)	$241,128	$308,731	(21.9%)
Book Publishing Services	154,670	163,653	(5.5%)	111,534	116,866	(4.6%)
Telecommunications	143,261	176,417	(18.8%)	64,107	75,770	(15.4%)
Premedia Technologies	29,736	36,280	(18.0%)	29,736	36,280	(18.0%)

Donnelley Print Solutions	$714,334	$877,974	(18.6%)	$446,505	$537,647	(17.0%)

Logistics Services	172,079	186,218	(7.6%)	43,984	36,954	19.0%

Financial Services	102,875	100,839	2.0%	86,885	84,154	3.2%
RRD Direct	33,978	46,134	(26.3%)	18,824	25,481	(26.1%)
International(1)	70,384	90,440	(22.2%)	34,918	42,279	(17.4%)
Other	—	1,045	(100.0%)	429	1,767	(75.7%)

Total Other	207,237	238,458	(13.1%)	141,056	153,681	(8.2%)

Total	$1,093,650	$1,302,650	(16.0%)	$631,545	$728,282	(13.3%)

(1)	Includes Latin America, Poland and Asia.

A summary analysis of expense trends is presented below:

First Quarter Ended March 31

Thousands of dollars	2002	% of Sales	2001	% of Sales	% Change
Cost of materials	$333,905	30.5%	$425,105	32.6%	(21.5%)
Cost of transportation	128,200	11.7%	149,243	11.5%	(14.1%)
Cost of manufacturing*	393,984	36.0%	446,214	34.2%	(11.7%)
Depreciation	72,120	6.6%	81,702	6.3%	(11.7%)
Amortization	9,747	0.9%	16,210	1.2%	(39.9%)
Selling and administrative expenses*	127,877	11.7%	134,574	10.3%	(5.0%)
Restructuring and impairment charges	26,692	2.4%	19,702	1.5%	35.5%
Net interest expense	15,453	1.4%	17,624	1.4%	(12.3%)

*Excludes	depreciation and amortization, which are shown separately.

Operating Results by Business Segment—First Quarter 2002 Compared with First Quarter 2001
As discussed more fully in Note 6 to the condensed consolidated financial statements, we have two reportable segments: Donnelley Print Solutions and Logistics Services.

Net sales for our Donnelley Print Solutions segment decreased $164 million in the first quarter of 2002, or 18.6% from a year ago. First quarter net sales for Magazines, Catalogs and Retail decreased 22.9% between years, which reflected volume decreases and price deterioration across all major markets. The continued U.S. economic slowdown throughout 2001 and early 2002 resulted in lower magazine and retail insert advertising spending, lower catalog and magazine page counts and increased retail bankruptcies. The depressed volumes in these markets are driving increased competition and pricing pressures. We have also experienced year over year market share declines based on actions we took in late 2000 and early 2001 to eliminate less profitable work, and hold price levels, when economic activity levels were still relatively robust. Book Publishing Services’ first quarter net sales decreased 5.5% between years due to volume shortfalls within the religious, professional and consumer markets, partially offset by volume increases within the education market. First quarter 2002 net sales for Telecommunications were down 18.8% between years, primarily due to timing shifts of work to the second quarter of 2002, a shift towards more customer-furnished paper and to a lesser extent, lower directory volumes.

First quarter net sales of our Logistics Services segment decreased $14 million, or 7.6%, from a year ago. First quarter net sales of our print logistics business (freight services) were down $8 million, or 15.9%, driven by lower volumes from a continued slow economy. First quarter net sales of our package logistics business were down $5 million, or 4.4%, between years. Unit volumes for package logistics were up 4.3% between years, which was more than offset by a mix change towards lighter weight, lower priced packages.

Within the “Other” segment, Financial Services’ first quarter net sales increased 2.0% from a year ago, driven by volume increases in customized communications solutions, partially offset by lower net sales from global capital markets. During the first quarter of both years, we derived 15.0% of our capital markets net sales from international. For the first quarter of 2002, both U.S. capital markets and international capital markets net sales were down 4.0%. Within Financial Services, first quarter net sales from customized communications solutions increased 15.9% between years. First quarter net sales for RRD Direct were down 26.3% between years, due to lower volumes and prices. First quarter net sales for International were down $20 million between years, primarily due to declines in Latin America.

First quarter value-added revenue for the Donnelley Print Solutions segment decreased $91 million, or 17.0%, from a year ago, primarily due to volume declines across all major markets. Value-added revenue for Magazines, Catalogs and Retail declined 21.9% between years, driven primarily by lower volumes. Lower revenues from by-products decreased value-added revenue by 1% between years.

First quarter value-added revenue for the Logistics Services segment increased $7 million, or 19.0%, from a year ago despite a 7.6% drop in net sales. Value-added revenue for our package logistics business increased 19.7% between years, driven by lower per unit transportation costs, increased postage discounts due to deeper penetration of the postal system (closer to the final destination) and a mix shift to higher margin work. First quarter 2001 results for package logistics were hurt by a higher relative level of large mailers at price levels that proved to be unprofitable. Actions taken throughout 2001 to raise prices and adjust work mix have had a positive impact on package logistics’ results. Value-added revenue for our print logistics business was up 17.7% between years, primarily due to a reduction in per unit transportation costs driven by operational efficiencies and improved vendor management.

Value-added revenue for Financial Services increased 3.2% from 2001, driven by higher net sales from customized communications solutions. The first quarter decrease between years in value-added revenue for both RRD Direct and International was attributable to the declines in net sales noted above.

Excluding restructuring and impairment charges, first quarter earnings from operations for the Donnelley Print Solutions segment decreased $35 million, or 42.6% between years. Earnings from operations continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. During 2001, we announced actions to better align our cost structures that included the closing of four print facilities within Donnelley Print Solutions. Of these four facilities, the two largest (Des Moines, Iowa and Old Saybrook, Connecticut) are expected to cease operations in the second quarter of 2002.

Excluding restructuring and impairment charges, first quarter 2002 earnings from operations for the Logistics Services segment were $3 million, compared with a loss from operations of $5 million a year ago. This improved performance was driven by higher value-added revenues from both our print and package logistics businesses due to the factors noted above. Earnings from operations during the first quarter of 2002 also benefited from the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota in mid-2001.

The loss from operations within the “Other” segment, excluding restructuring and impairment charges, included losses of $1 million and $7 million in 2002 and 2001, respectively, to grow complementary businesses. Earnings from operations within Financial Services improved from the year ago period, largely due to cost reductions from restructuring, but continued to be affected negatively by the capital markets slowdown. RRD Direct incurred volume and price shortfalls including a less profitable work mix, from the previous year ago period. International earnings from operations were down between years, primarily due to the poor economic environment in Latin America.

Earnings from operations for the Corporate segment, excluding restructuring and impairment charges, were $12 million in 2002 compared with $18 million in 2001. The decrease between years was driven by lower benefit plan earnings and higher unallocated corporate administrative and other expenses.

Restructuring and Impairment     The following discussion should be read in conjunction with the “Restructuring and Impairment” note on page F-9 in the 2001 Annual Report on Form 10-K, and Note 10 to the Condensed Consolidated Financial Statements.

During the first quarter of 2002, we recorded pretax restructuring and impairment charges of $27 million ($17 million after-tax, or $0.14 per diluted share). The total pretax restructuring and impairment charges related to restructuring actions announced during 2002 by business segment were: Donnelley Print Solutions: $23 million; Other: $3 million; and Corporate: $1 million. Of these amounts, $23 million in cash payments were made during 2002, including $11 million in enhanced early retirement benefits to be paid by our various benefit plans, and $9 million in payments related to 2001 restructuring activities. Restructuring charges include employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions; exit costs to maintain closed facilities until the estimated dates of sale and termination costs for non-cancelable leases and other contractual obligations; employee and asset relocation costs; and write-downs for anticipated losses on the disposal of property and equipment.

We regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. In March 2001, we announced a $300 million upgrade in our print platform, approximately one-third of which related to restructuring costs. We intend to create a more efficient, flexible and integrated print platform to better serve our magazine, catalog and retail customers within our Donnelley Print Solutions segment. This upgrade program includes the purchase of up to ten new presses and associated binding lines, most of which we expect to place in service during 2002. As we upgrade facilities, certain existing equipment with minimal book value is being either retired or sold. Capital expenditures for this program through March 31, 2002 were $116 million, $26 million of which we spent in the first quarter of 2002. We plan to complete the upgrade program by early to mid-2003. We expect total company capital spending for the full year 2002, including the upgrade program, to be in the range of $250 million to $300 million.

As part of our efforts to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. During the first quarter of 2002 we announced the closure of our Berea, Ohio manufacturing facility. We expect to complete the closures of the Berea, Ohio plant, and the Des Moines, Iowa and Old Saybrook, Connecticut plants, which were announced in 2001, during the second quarter of 2002. We will fully transition customer work produced at these facilities to other company facilities.

As we complete our upgrade program and fully transition all customer work from closed facilities, we expect to improve the overall performance of our print platform. This will include improvements in cycle times and less waste through the addition of faster, more efficient equipment to our networked platform and greater economies of scale.

As a result of all restructuring actions, net of the incremental costs associated with the print platform upgrade, we expect to realize cost savings in 2002 of approximately $119 million, of which $115 million is the cash component and $4 million is non-cash, related to lower depreciation expense. During the first quarter of 2002, we recognized approximately $19 million in cost savings from the restructuring actions taken. Of this amount, $17 million was the cash component, and $2 million was non-cash, related to lower depreciation expense. These savings, however, were offset by the impact of volume reductions and pricing pressures that continued to affect the company during 2002.

Changes in Financial Condition

Cash Provided by (Used For) Operating Activities

Cash provided by operating activities totaled $73 million in the first quarter of 2002, compared with cash used in operating activities of $25 million in the same period of 2001. The increase between years was primarily due to a lower investment in operating working capital, a 2001 payment of $62 million related to a federal income tax settlement (see Note 7 to the condensed consolidated financial statements) and a $44 million lower contribution to benefit plan trusts in 2002.

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 47 days as compared with 49 days a year ago. The ratio of operating working capital to sales also improved to 4.9% in 2002 from 6.2% in 2001.

Cash Used for Investing Activities

Our principal recurring investing activities are capital expenditures to improve the productivity of operations. In the first quarter of 2002, capital expenditures totaled $66 million, a $33 million increase from a year ago. We expect full year capital spending to be in the range of $250 million to $300 million compared with capital spending of $273 million in 2001. This planned level of spending in 2002 is driven by our investments to create a more efficient print platform to serve our magazine, catalog and retail customers. During 2001 and 2002, we expect to invest up to $300 million in this print platform, a third of which relates to restructuring activities, to create fewer, larger and more efficient facilities focused on specific capabilities.

Acquisitions

We made no business acquisitions in 2002 or 2001.

Cash Provided by (Used For) Financing Activities

Financing activities include net borrowings, dividend payments and share repurchases. Our net borrowings increased by $34 million from December 31, 2001, compared with an increase of $186 million for the same period of 2001. The lower increase in net borrowings ($152 million) is primarily due to the expiration of the company’s share repurchase program on January 31, 2002. During the first quarter of 2002, cash used for share repurchases, net of proceeds from stock option exercises, was $18 million compared with $114 million in 2001.

Commercial paper is our primary source of short-term financing. On March 31, 2002, we had $40 million outstanding in commercial paper borrowings. In addition, at March 31, 2002, we had a $431 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes our cash flow and borrowing capability are sufficient to fund operations.

Share Repurchase

We purchased 0.4 million and 3.1 million shares of our common stock in the first quarter of 2002 and 2001, respectively, for $13 million and $88 million in privately negotiated or open-market transactions.

In January 2001, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions through January 31, 2002. Under this program we purchased approximately 8.1 million shares at an aggregate cost of approximately $229 million. The authorization expired on January 31, 2002.

Net cash used to repurchase common stock in the first quarter, defined as cash used for share repurchases net of proceeds from stock options exercised, was $18 million and $114 million in 2002 and 2001, respectively. The decline from 2001 was a result of the expiration of the share repurchase program discussed above.

Other Information

Technology

We remain a technology leader and hold 180 patents in print-related technology, including 20 patents in the emerging area of digital printing. We are a leader in technologies such as computer-to-plate, customer connectivity and digital imaging capabilities.

Public recognition for our technology efforts include the following rankings among all U.S. companies:

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

On April 6, 2001, in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. In an order dated June 8, 2001, the district court ruled that a four-year, rather than a two-year, statute of limitations applied to classes one and three. On April 4, 2002, the court of appeals heard the company’s appeal on the issue of the appropriate statute of limitations to apply but has not yet ruled. The district court judge has also set for trial beginning in November, 2002, the claims of four of the plaintiffs unaffected by the pendency of the appeal on the statute of limitations question.

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

By order dated January 4, 2002, the district court judge in Jefferson granted summary judgment in the company’s favor on one claim, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. The district court judge in Jefferson ruled separately that under procedures outlined in the company’s Retirement Benefit Plan, appeals of any determination of pension amounts due to putative class members were to be made through a prescribed administrative process. He also ruled that those claims made on behalf of plaintiffs already members of the classes certified in Gerlib (persons over the age of 54 at the date of termination of their employment) should be made through the administrative process. As of March 1, 2002, administrative review of the claims of all of the plaintiffs was completed, and the claims denied. On February 28, 2002, the Gerlib plaintiffs filed with the court a motion for summary judgment seeking to overturn the administrative ruling, and on March 28, 2002, the company filed its motion for summary judgment seeking to enforce the ruling.

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

Refer to Note 7 of the condensed consolidated financial statements for a description of our settlement with the IRS of issues relating to the deductibility of COLI interest payments.

Environmental Health and Safety—Our business is subject to various laws and regulations governing employee health and safety and environmental protection. Our policy is to comply with all laws and regulations, and our objective is to create an injury-free workplace. We strive to achieve the highest performance standards of environmental performance and employee health and safety within both the printing industry and the manufacturing community. Since 1987, we have reduced releases and off-site transfers reported under the U.S. Environmental Protection Agency’s Toxic Release Inventory by 80%. In addition, we have reduced the generation of hazardous waste by more than 49% since 1988 by applying various techniques.

In the area of employee health and safety, we have reduced our Occupational Health and Safety Administration (OSHA) recordable injury and illness and our days away from work rates consistently over the past five years. Since 1994, our OSHA recordable rate has decreased by more than 46% and our days away rate has declined more than 73%. We do not anticipate that compliance with laws and regulations will have a material adverse effect on our competitive or consolidated financial position.

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

We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices and supply of paper in 2002.

Postal costs are a significant component of our customers’ cost structures. Postal rates increased in both January 2001 and July 2001. These increases have not had a negative effect on the company. An additional increase has been approved for the second half of 2002. Postal rate increases can enhance the value of Logistics Services to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

The cost of energy affects the operating costs of our print-related businesses and transportation costs in Logistics Services. In Logistics Services, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in other energy costs could affect our consolidated financial results.

In addition, consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. and international economies is affecting demand across most of our businesses. Uncertainty in the economy has led certain of our customers to indicate that they anticipate flat or falling demand in their end markets during 2002.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains more than half of its debt at fixed rates (approximately 51.7% at March 31, 2002), and therefore its exposure to short-term interest rate fluctuations is immaterial to the consolidated financial statements of the company as a whole. The company’s exposure to adverse changes in foreign exchange rates also is immaterial to the consolidated financial statements of the company as a whole, and the company occasionally uses financial instruments to hedge exposures to foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. For further disclosure relating to financial instruments see the “Debt Financing and Interest Expense” footnote to the consolidated financial statements included in the company’s 2001 Annual Report on Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The company held its Annual Meeting of Stockholders on March 28, 2002.

(b)	The following matters were voted upon at the Annual Meeting of Stockholders.

1.
The election of the nominees for Directors of Class 2, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2005, was voted on by the stockholders. The nominees, all of whom were elected, were Joseph B. Anderson, Jr., Judith H. Hamilton and Bide L. Thomas. The Inspectors of Election certified the following vote tabulations:

	For	Withheld
Joseph B. Anderson, Jr.	90,110,137	1,695,465
Judith H. Hamilton	90,127,115	1,678,487
Bide L. Thomas	90,138,764	1,666,838

2.	A stockholder proposal regarding corporate sustainability was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulations:

For	%	Against	%	Abstain	%	Non-Vote	%
8,765,162	10%	71,734,853	78%	4,007,070	4%	7,298,517	8%

Item 5. Other Information

Certain statements in this filing, including the discussions of management expectations for 2002, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company’s 2001 Annual Report on Form 10-K for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Annual Management Incentive Compensation Plan

10.2	Agreement between R.R. Donnelley & Sons Company and Michael Portland

12	Ratio of Earnings to Fixed Charges

(b) No current report on Form 8-K was filed during the first quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R	. DONNELLEY & SONS COMPANY

/S/ VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

May 14, 2002
Date