Form 10-Q
period 2002-06-30
DONNELLEY R R & SONS CO
filed 2002-08-13
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ✓	No

Number of shares of common stock
outstanding as of July 26, 2002	113,313,056

PART  I

FINANCIAL  INFORMATION

Item 1.    Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net sales	$1,148,892	$1,292,050	$2,242,542	$2,594,700
Cost of sales	952,439	1,069,568	1,878,183	2,172,845

Gross profit	196,453	222,482	364,359	421,855
Selling and administrative expenses	137,384	144,607	267,906	282,388
Restructuring and impairment charges	16,025	52,333	42,717	72,035

Earnings from operations	43,044	25,542	53,736	67,432
Other income (expense):
Interest expense	(17,293)	(18,676)	(32,746)	(36,300)
Other, net	12,948	3,129	6,056	2,448

Earnings before income taxes	38,699	9,995	27,046	33,580
Provision (benefit) for income taxes	13,892	3,848	(20,420)	12,928

Net income	$24,807	$6,147	$47,466	$20,652

Net income per share of common stock
Basic	$0.22	$0.05	$0.42	$0.17
Diluted	0.22	0.05	0.41	0.17

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2002 and December 31, 2001
(Thousands of dollars, except share data)

ASSETS
	2002	2001
Cash and equivalents	$33,952	$48,615
Receivables, less allowance for doubtful accounts of $20,488 in 2002 and $22,571 in 2001	633,343	681,459
Inventories	126,638	126,718
Prepaid expenses	68,731	83,402

Total current assets	862,664	940,194

Net property, plant and equipment, at cost, less accumulated depreciation of $3,213,772 in 2002 and $3,148,018 in 2001	1,446,769	1,490,118
Goodwill and other intangibles, net of accumulated amortization of $297,946 in 2002 and $313,422 in 2001	428,208	445,281
Other noncurrent assets	492,782	510,024

Total assets	$3,230,423	$3,385,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$246,555	$295,444
Accrued compensation	158,821	162,573
Short-term debt	335,174	168,497
Current and deferred income taxes	29,565	46,849
Other accrued liabilities	287,450	310,927

Total current liabilities	1,057,565	984,290

Long-term debt	768,031	881,318
Deferred income taxes	229,599	212,099
Other noncurrent liabilities	308,919	419,503

Total noncurrent liabilities	1,306,549	1,512,920

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2002 and 2001	308,462	308,462
Retained earnings	1,553,680	1,569,596
Accumulated other comprehensive loss	(122,284)	(109,002)
Unearned compensation	(6,456)	(6,998)
Reacquired common stock, at cost	(867,093)	(873,651)

Total shareholders’ equity	866,309	888,407

Total liabilities and shareholders’ equity	$3,230,423	$3,385,617

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30
(Thousands of dollars)

	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$47,466	$20,652
Restructuring and impairment charges	42,717	72,035
Gain from reversal of excess tax reserves	(30,000)	—
Loss on write-down of investments	—	2,040
Depreciation	145,811	162,278
Amortization	20,487	29,084
Gain on sale of assets and investments	(6,290)	(6,426)
Net change in operating working capital	(45,253)	(29,174)
Net change in other assets and liabilities	(84,046)	(37,166)
Other	7,564	7,197

Net cash provided by operating activities	98,456	220,520

Cash flows provided by (used for) investing activities:
Capital expenditures	(117,839)	(95,055)
Other investments including acquisitions	87	(326)
Dispositions of assets and investments	9,553	7,349

Net cash used for investing activities	(108,199)	(88,032)

Cash flows provided by (used for) financing activities:
Net increase in borrowings	57,948	103,936
Disposition of reacquired common stock	11,789	12,356
Acquisition of common stock	(18,563)	(167,504)
Cash dividends paid	(54,302)	(54,639)

Net cash used for financing activities	(3,128)	(105,851)

Effect of exchange rate changes on cash and equivalents	(1,792)	(211)
Net change in cash and equivalents	(14,663)	26,426
Cash and equivalents at beginning of period	48,615	60,873

Cash and equivalents at end of period	$33,952	$87,299

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 2001 is derived from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company’s 2001 Annual Report on Form 10-K.

The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications.

NOTE 2. Components of the company’s inventories at June 30, 2002, and December 31, 2001, were as follows:

Thousands of dollars	2002	2001
Raw materials and manufacturing supplies	$83,434	$100,206
Work in process	130,571	112,333
Finished goods	824	904
Progress billings	(31,087)	(32,621)
LIFO reserve	(57,104)	(54,104)

Total	$126,638	$126,718

NOTE 3. The following provides supplemental cash flow information:

	Six Months Ended June 30
Thousands of dollars	2002	2001
Interest paid	$36,515	$36,606
Income taxes paid (1)	$151,862	$67,568

(1)
Includes taxes and interest for the six months ended June 30, 2002 and 2001 of $130 million and $62 million, respectively, related to the company’s settlement with the Internal Revenue Service for corporate-owned life insurance (see Note 7 to the condensed consolidated financial statements).

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

On April 6, 2001, in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes. In an order dated June 8, 2001, the district court ruled that a four-year, rather than a two-year, statute of limitations applied to classes one and three. On April 4, 2002, the court of appeals heard the company’s appeal on the issue of the appropriate statute of limitations to apply but has not yet ruled. The district court judge has also set for trial beginning in November 2002, the claims of four of the plaintiffs with individual claims unaffected by the pendancy of the appeal on the statute of limitations question.

On December 18, 1995, a class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable under its Retirement Benefit and Separation Pay Plans to retiring or terminated employees. The complaint seeks recalculation of pension benefits and separation pay due plaintiffs since their termination dates, as well as actual damages for, and reinstatement to correct, the alleged discrimination. On August 14, 1997, the court certified classes in both the age discrimination and ERISA claims limited to certain former employees of the Chicago catalog operations.

On December 28, 2000, a purported class action was brought against the company and certain of its benefit plans in federal district court in Chicago on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleges that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both allegedly in violation of plan documents and ERISA. The complaint seeks recalculation of pension benefits due plaintiffs since their retirement dates, reimbursement of any amounts paid by plaintiffs for medical coverage, interest on the foregoing amounts, as well as a declaration as to the benefits due plaintiffs in the future.

The Gerlib and Jefferson cases raise many of the same claims for recalculation of benefits due employees and are before the same district court judge. Several of these claims have been decided at the trial court level through rulings on summary judgment motions of the parties. In an order dated October 26, 2001, further clarified in an order dated January 25, 2002, the district court judge ruled that permanent employees who were eligible and elected to receive special augmented separation pay in conjunction with the closure of the Chicago catalog operations were not eligible to also receive regular separation pay, and that employees other than those considered permanent employees at the date of closure were not eligible to receive special augmented separation pay. In the same order, the judge ruled that under the terms of the company’s plans, permanent employees who were eligible and elected

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED—(Continued)

to receive enhanced retirement benefits were also entitled to receive regular separation pay. In an order dated June 11, 2002, the district court judge found that employees who were otherwise not eligible to receive enhanced retirement benefits at the date of closure of the Chicago catalog operations but whose combined age and service equaled 75 years or more at the date of their termination were entitled to receive enhanced retirement benefits, and that employees of the Chicago catalog operations in 1994 who were in surplus occupations were entitled to receive enhanced retirement benefits regardless of their age at the date of termination. In the June 2002 order, the judge further ruled that members of the classes who elected to receive augmented separation pay in connection with the closure of the Chicago catalog operations were not entitled to also receive enhanced retirement benefits.

As to other claims of the plaintiffs in the cases, by order dated January 4, 2002, the district court judge granted summary judgment on the Jefferson claim relating to medical benefits, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. Following a two week trial on the age discrimination claim raised in Gerlib, on August 2, 2002, a jury upheld the company’s position, finding that the company did not discriminate against older workers in the shutdown of the Chicago catalog operations.

The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly and without discriminating in closing the operations, and that the adverse rulings of the district court judge are based on language contained in the company’s plan documents rather than on wrongdoing of the company. Further, with regard to all cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions, including filing appeals of rulings made by the district court judge on the summary judgment motions. However, while the age discrimination claim has been decided in the company’s favor, other discrimination claims in these cases remain undecided and management is unable to make a meaningful estimate of the overall loss that could result from the final determination of these matters. During the second quarter, 2002, based upon the judge’s rulings, the company recorded a charge of $9 million in cost of sales relating to the litigation.

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

NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars	2002	2001	2002	2001
Net income	$24,807	$6,147	$47,466	$20,652
Net losses on cash flow hedging activities	—	5	—	(1)
Unrealized foreign currency gain (loss)	(4,491)	720	(13,282)	(8,054)

Comprehensive income	$20,316	$6,872	$34,184	$12,597

NOTE 6. The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

messages to target audiences. Beginning January 1, 2002, the company revised its segment reporting to reflect changes in how it operates and reports internally its businesses. As a result of these changes, the company now discloses two reportable segments: Donnelley Print Solutions and Logistics Services. R.R. Donnelley Print Solutions (Donnelley Print Solutions) is comprised of the company’s businesses serving the following end markets within the commercial print industry: Magazines, Catalogs and Retail; Book Publishing Services; Telecommunications; and Premedia Technologies. Donnelley Print Solutions was created to optimize the company’s production capacity serving these end markets, and to enhance service delivery capabilities. The formation of Donnelley Print Solutions was intended to create a more cost-effective, integrated and flexible print platform using a single business model and operating under one management team.

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

Prior to January 1, 2002, the company disclosed two reportable segments: Commercial Print and Logistics Services. Results previously reported within the Commercial Print segment included the company’s businesses serving the following end markets: Magazines, Catalogs and Retail (including Specialized Publishing Services); Book Publishing Services; Telecommunications; Premedia Technologies; Financial Services; RRD Direct (direct mail); and International, which provides similar products and services outside the U.S. Following the formation of Donnelley Print Solutions, the operating results for Financial Services, RRD Direct and International are included in “Other” for segment reporting purposes. Prior year results have been restated to conform to the new segment presentation.

The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 17 and the “Summary of Significant Accounting Policies” footnote on page F-6 in the 2001 Annual Report on Form 10-K.

Industry Segment Information

Thousands of dollars	Donnelley Print Solutions	Logistics Services	Other (1)	Corporate	Consolidated Total
Second Quarter Ended June 30, 2002
Net sales	$716,404	$176,590	$255,898	$—	$1,148,892
Restructuring and impairment charges	14,032	98	1,624	271	16,025
Earnings (loss) from operations	47,268	3,648	2,647	(10,519)	43,044
Earnings (loss) before income taxes	51,693	3,668	1,361	(18,023)	38,699

Second Quarter Ended June 30, 2001
Net sales	$806,000	$186,118	$299,932	$—	$1,292,050
Restructuring and impairment charges	43,251	91	5,428	3,563	52,333
Earnings (loss) from operations	16,392	(3,209)	(2,128)	14,487	25,542
Earnings (loss) before income taxes	19,974	(3,221)	(679)	(6,079)	9,995

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
Thousands of dollars	Donnelley Print Solutions	Logistics Services	Other (1)	Corporate	Consolidated Total
Six Months Ended June 30, 2002
Net sales	$1,430,738	348,669	463,135	—	$2,242,542
Restructuring and impairment charges	37,155	122	4,031	1,409	42,717
Earnings (loss) from operations	71,246	6,690	(24,107)	(93)	53,736
Earnings (loss) before income taxes	78,802	6,649	(30,110)	(28,295)	27,046
Assets	1,709,362	219,170	702,248	599,643	3,230,423

Six Months Ended June 30, 2001
Net sales	$1,683,974	$372,336	$538,390	$—	$2,594,700
Restructuring and impairment charges	61,739	91	6,509	3,696	72,035
Earnings (loss) from operations	79,992	(7,802)	(37,307)	32,549	67,432
Earnings (loss) before income taxes	86,263	(7,831)	(35,849)	(9,003)	33,580
Assets	1,848,016	218,354	856,458	721,190	3,644,018

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

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

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. Prior to the settlement, the company’s exposure related to past COLI interest deductions was $272 million, including interest, after-tax. Based upon the 80% settlement, the company’s exposure for all years is approximately $217 million in taxes and interest, after-tax of which $62 million ($55 million after-tax) was paid in prior years. The company paid approximately $130 million of this liability to the IRS in April 2002, with the remainder expected to be paid prior to December 31, 2003. The remaining amount owed is classified in the accompanying condensed consolidated balance sheet as current income taxes payable.

As part of the settlement with the IRS, the company also surrendered approximately 17,000, or 61%, of its outstanding COLI policies to the insurance carriers in April 2002. The IRS agreed to an 80% reduction of the taxable portion of the gain related to the surrender of the COLI policies. The tax at 40% on the remaining 20% gain upon surrender of the policies resulted in additional amounts owed to the IRS of $18 million. In April 2002, the company received $12 million in net cash surrender value related to the policies surrendered.

As a result of the company’s settlement agreement with the IRS, the company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the company recorded a one-time tax benefit of $30 million to reflect the reduction in tax reserves. In addition, the company recorded a nonrecurring pretax charge of $5 million in the first quarter of 2002 related to the surrender of the above COLI policies, which is classified in other income (expense), net,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

in the accompanying condensed consolidated statement of income for the six months ended June 30, 2002.

NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Average shares outstanding—basic	113,064	117,258	112,995	118,466
Effect of dilutive securities	1,939	1,871	1,892	1,762

Average shares outstanding—diluted	115,003	119,129	114,887	120,228

NOTE 9. The company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the company uses financial instruments, including interest rate swap agreements and forward exchange and option contracts, to manage exposure to movements in interest rates and exchange rates. On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5% per annum and maturing on November 15, 2006. In conjunction with this issuance, the company entered into two interest rate swap agreements. The two agreements have effective dates of November 14, 2001 for notional amounts of $100 million each, maturing on November 15, 2006. These agreements effectively converted the notes’ fixed rate to a floating rate of six month LIBOR plus 86.3 basis points. These swaps have been designated as fair value hedges. The fair value of these interest rate swap agreements was a liability of approximately $2 million and $8 million at June 30, 2002 and December 31, 2001, respectively. This amount has been recorded in the accompanying condensed consolidated balance sheet in “Other noncurrent liabilities,” with the decrease in the fair value of the outstanding debt recorded in “Long-term debt.”

The company entered into a swap agreement with an effective date of May 15, 2002 for a notional amount of $200 million that matures on November 15, 2002. This agreement swaps a floating rate of six month LIBOR for a fixed rate of 2.2675% per annum. The net effect of this agreement is to achieve a fixed rate of 3.13% per annum for the period from May 15, 2002 to November 15, 2002. This swap agreement does not qualify for hedge accounting (as defined by SFAS No. 133) and, accordingly, the change in the fair value of this agreement of $0.6 million and $0.4 million for the quarter and six months ended June 30, 2002 was recorded as a loss and is included in interest expense. The fair value was a liability of $0.2 million at June 30, 2002 and is included in “Other accrued liabilities.”

In July 2002, the company entered into two additional interest rate swap agreements with an effective date of November 15, 2002 for notional amounts of $100 million each, maturing on May 15, 2003. The first agreement swaps a floating rate of six month LIBOR for a fixed rate of 2.0%. The second agreement swaps a floating rate of six month LIBOR for a fixed rate of 1.965%. The net effect of these agreements is to achieve a fixed rate of 2.846% per annum from November 15, 2002 through May 15, 2003. These agreements do not qualify for hedge accounting under SFAS No. 133.

NOTE 10. The company assesses regularly its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. Beginning in 2001, the company initiated various restructuring plans, which consisted primarily of the consolidation of plant operations within the Donnelley Print Solutions segment, and the elimination of general and administrative positions company-wide. During the first six months of 2002, the company announced the closure of its Berea, Ohio facility, along with further workforce reductions primarily within the Donnelley Print Solutions segment. For more information on restructuring and impairment charges recorded in 2001, refer to the “Restructuring and Impairment” footnote on page F-9 in the 2001 Annual Report on Form 10-K.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

First quarter 2002 restructuring and impairment:

During the first quarter of 2002, the company recognized a pretax restructuring and impairment charge of $27 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions—$23 million; Corporate—$1 million; and Other—$3 million. This charge included $5 million in expensed as incurred charges for defined exit activities that related to 2001 announced plans (the 2001 plans). The first quarter 2002 restructuring plan (the first quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The first quarter pretax charge consisted of the following:

•
$15 million of employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions. Of this charge, $11 million represented early retirement benefit costs to be financed by the company’s various benefit plans. The actions approved under the first quarter plan were to result in the termination of 692 employees, the majority of which were terminated in the first half of 2002.

•
$3 million of exit costs which consist of $2 million of costs to maintain closed facilities until the estimated dates of sale and $1 million related to the termination of non-cancelable lease obligations and other contractual obligations.

•
$5 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. These costs relate primarily to plant closures announced in 2001.

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

Second quarter 2002 restructuring and impairment:

During the second quarter of 2002, the company recognized a pretax restructuring and impairment charge of $16 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions—$14 million; and Other—$2 million. This charge included $6 million in expensed as incurred charges for defined exit activities that related to 2001 plans. The second quarter 2002 restructuring plan (the second quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The second quarter pretax charge consisted of the following:

•
$3 million of employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions. Of this charge, $1 million represented early retirement benefit costs to be financed by the company’s various benefit plans. The actions approved under the second quarter plan will result in the termination of 249 employees, the majority of which were terminated in the second quarter of 2002.

•
$7 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. These costs relate primarily to plant closures announced in 2001.

•
$6 million as an adjustment for anticipated losses on the disposal of property and equipment, primarily related to buildings that are held for disposal, based on current market conditions. The majority of the adjustment relates to plant closures announced in 2001.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following summarizes the restructuring activities from January 1, 2002 to June 30, 2002:

Thousands of dollars	Reserve balance at January 1, 2002	First quarter 2002 charges	Second quarter 2002 charges	Cash payments	Pension and post-retirement benefits liability transfer	Non-cash items	Currency translation	Reserve balance at June 30, 2002
Employee termination benefits	$25,291	$14,808	$3,389	$(12,031)	$(12,118)	$—	$(4)	$19,335
Exit costs	8,638	2,545	76	(3,192)	—	—	—	8,067
Relocation costs	—	5,035	7,087	(12,122)	—	—	—	—
Asset impairment (non-cash)	—	4,304	5,473	—	—	(9,777)	—	—

Total	$33,929	$26,692	$16,025	$(27,345)	$(12,118)	$(9,777)	$(4)	$27,402

Status of the restructuring plans:

In connection with the 2001 plans, the company has ceased print production at its St. Petersburg and South Daytona, Florida, Houston, Texas, Des Moines, Iowa and Old Saybrook, Connecticut facilities, and all customer work has been transferred to other company facilities. Additional charges related to the 2001 plans are expected to be minimal, and will primarily relate to relocation costs for employees transferred from closed facilities and equipment transfers. Of a total of 3,172 planned employee terminations, 2,723 have been completed. The remaining terminations are expected to be completed by September 30, 2002. The Houston, Texas facility remains open as a sales and service center. The St. Petersburg and South Daytona, Florida, Des Moines, Iowa and Old Saybrook, Connecticut facilities are currently being held for disposal.

In connection with the plans announced in 2002, the company has ceased print production at its Berea, Ohio facility, and customer work has been transferred to other company facilities. The Berea, Ohio facility is currently being held for disposal. Additional charges related to the 2002 plans are expected to be approximately $4 million, which are anticipated to be recognized during the remainder of the year, and relate primarily to employee and equipment relocation. Of a total of 941 planned employee terminations related to the 2002 plans, 909 have been completed. The remaining terminations are expected to be completed by December 31, 2002.

As a result of restructuring actions, the company will reduce its workforce by 4,113 employees or approximately 12.5% of its workforce. As of June 30, 2002, under the restructuring plans, a total of 3,632 terminations have been completed.

The net book value of assets to be disposed of under the plans as of June 30, 2002 was $30 million. Annual depreciation on these assets was approximately $3 million.

NOTE 11. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the company periodically evaluates the recoverability of its long-lived assets.

In the first quarter of 2001, the company recorded a non-cash pretax impairment charge of $2 million in other income (expense) to writedown the carrying values of two Internet-related technology

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

investments recorded using the cost method of accounting. Both investments related to entities that experienced significant solvency issues during the first quarter of 2001, such that the company believed it was probable that the carrying values would not be recovered.

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

Under SFAS No. 142, the company is required to perform transitional impairment tests for its goodwill. During the second quarter of 2002, the company completed the first step of the transitional goodwill impairment test, as required by SFAS No. 142. This test required the company to compare the carrying value of its reporting units to the fair value of these units. If the reporting unit’s fair value is below its carrying value, a potential goodwill impairment exists and the company is required to complete the second step of the transitional impairment test to quantify the amount of the potential goodwill impairment charge. Based on the results of the first step of the transitional impairment test, no impairment losses were identified. Accordingly, the company is not required to complete the second step of the transitional impairment test. The annual test of goodwill and intangible assets for impairment will be performed during the fourth quarter of 2002.

In accordance with SFAS No. 142, effective January 1, 2002, the company discontinued its amortization of goodwill. The impact of discontinuing amortization of goodwill on net income and basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars, except per-share data	2002	2001	2002	2001
Net Income:
Reported net income	$24,807	$6,147	$47,466	$20,652
Goodwill amortization, net of income taxes	—	3,390	—	6,899

Adjusted net income	$24,807	$9,537	$47,466	$27,551

Basic Earnings Per Share:
Reported basic earnings per share	$0.22	$0.05	$0.42	$0.17
Goodwill amortization, net of income taxes	—	0.03	—	0.06

Adjusted basic earnings per share	$0.22	$0.08	$0.42	$0.23

Diluted Earnings Per Share:
Reported diluted earnings per share	$0.22	$0.05	$0.41	$0.17
Goodwill amortization, net of income taxes	—	0.03	—	0.06

Adjusted diluted earnings per share	$0.22	$0.08	$0.41	$0.23

NOTE 13. In February 2002, the company filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which it could offer, on a delayed basis, up to $425 million of debt securities. As of June 30, 2002, $500 million of debt securities remained available for issuance under effective Form S-3 registration statements.

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

The following describes the end-markets we serve:

Magazines, Catalogs and Retail    R.R. Donnelley is a leader in the North American magazine, catalog and retail advertising insert markets. These markets are characterized by demand for large, cost- effective print runs with excellent opportunity for differentiation among competitors through services such as Premedia Technologies and Donnelley Logistics. Our U.S. customers include the majority of the top 10 magazine titles, consumer catalog companies and retailers. Contracts typically span from three to five years.

We are also a leader in providing short-run publishers, catalogers and associations with comprehensive communications solutions. We serve customers with highly targeted audiences and typical production runs from 15,000 to 200,000 copies. We offer full-service and cost-effective solutions for business-to-business and consumer magazine and catalog publishers, as well as journal, association and academic publishers.

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

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for the majority of the top 10 U.S. book publishers and we print more than 50% of The New York Times’ adult best-seller titles. We also print approximately one-third of all textbooks used in classrooms in the U.S.

Premedia Technologies    R.R. Donnelley’s Premedia Technologies business partners with customers to effectively create, manage and prepare and distribute customer content. We offer services in both conventional and digital photography, creative and color services, page production, ad management, facilities management and content management. Integrating these core competencies enables us to help customers efficiently, consistently and successfully deliver their messages across multiple channels, including print and the Internet. We leverage our experience in content production and workflow optimization, to link our customers’ creative processes with today’s technologies. Facilities located in key markets provide close customer contact with nationwide scaleup capabilities. Premedia Technologies’ services are used by leading-edge companies in the advertising agency, catalog, corporate, magazine, retail and telecommunications markets.

R.R. Donnelley Logistics    R.R. Donnelley is one of the largest users of the USPS, handling approximately 19 billion print and mail pieces, and over 140 million packages each year. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator.

In February 2000, Donnelley Logistics extended its services by adding package delivery (package logistics) to its established business of delivering printed material (print logistics). By leveraging the USPS infrastructure to make the final delivery to households and businesses, the company provides more economical logistics services. Through “zone skipping,” greater postal discounts are obtained, providing more timely, reliable delivery for customers.

In addition to delivering packages and printed material, Donnelley Logistics also provides package return services and expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.

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

Our customized communications solutions provide an integrated suite of information management, content assembly and delivery solutions designed to give our clients closer and longer-lasting relationships with their customers. These include services which help our customers leverage the power of the Internet in communicating with their audiences. In markets that increasingly see demand for more precise communication with individuals, we believe customized communications solutions are, and will continue to be, a significant growth opportunity for the company.

RRD Direct    RRD Direct, offers expertise in a wide range of direct marketing print and related services. Our full-service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. We produce highly personalized and sophisticated direct mail pieces that generate results for our customers.

International    We have extended our core competencies for high quality print and related services into non-U.S. geographic markets. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our international operations in Latin America, Poland and China, where we produce magazines, books and telephone directories, are reported as “International.” Financial Services’ international revenue is included in “Financial Services.” Directory revenues from England are included in “Telecommunications.”

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information on accounting policies, refer to the “Summary of Significant Accounting Policies” footnote on page F-6 in the 2001 Annual Report on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The company recognizes revenue when title and risk of loss pass to the customer. At the time of sale, management records appropriate provisions for any uncollectible amounts based upon available information and historical sales and collectibility history.

Accounting for Goodwill and Certain Other Intangibles

In assessing the recoverability of the company’s goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the company may be required to record impairment charges not previously recorded. On January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and was required to assess its goodwill and intangible assets with indefinite lives for impairment upon adoption and annually, thereafter, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first test is a screen for the potential impairments, and the second step measures the amount of any impairment. These tests utilize fair value amounts that are developed by discounting estimated future cash flows developed by management. The company completed its transitional test in the second quarter of 2002. The annual test of goodwill and intangible assets for impairment will be performed during the fourth quarter of 2002.

Commitments and Contingencies

The company is subject to lawsuits, investigations and other claims related to environmental, employment and other matters. Periodically, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. See Note 4 to the condensed consolidated financial statements for a description of certain legal proceedings.

Long-lived Assets

The company is required to assess potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows developed by management. Long-lived assets that are to be disposed of are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell. The company’s long-lived assets primarily include property, plant and equipment, investments, goodwill and other intangible assets (primarily the costs of acquiring print contracts and volume guarantees that are amortized over the periods in which benefits will be realized).

Retirement Benefit Plans

The company sponsors retirement plans in various forms covering substantially all employees who meet eligibility requirements. The measurement of the expense and the liability related to the plans is based on the company’s assumptions related to future events, including the discount rate, expected return on plan assets, rate of future compensation increases and health care cost trend rates. In addition, the company’s actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the company and the company’s actuarial consultants may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

Allowance for Doubtful Accounts

The company makes judgments regarding collectibility of outstanding receivables and provides appropriate allowances when collection becomes doubtful. Provisions are made based upon a review of specific customers. Provisions are applied at differing rates taking into consideration the age of the receivable, the creditworthiness and liquidity of the customer, historical collection experience and current economic trends.

Accounting for Income Taxes

Significant judgment is required in determining the effective tax rate used by the company. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the company’s tax returns are subject to audit by various domestic and foreign tax authorities. As part of these audits, the company’s tax positions can be questioned. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome will not be different than that which is reflected in our historical income tax provision and accruals.

Accrued Expenses

Management estimates certain expenses in an effort to record those expenses in the period incurred. The company records accruals for workers compensation based on reported claims, as well as historical claims experience for claims incurred, but not yet reported. These estimates are based on historical loss development factors.

Other Matters

Other than non-cancelable operating lease commitments, the company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.” The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income or loss of consolidated subsidiaries are included in other income (expense) in the consolidated income statement. Intercompany items and transactions are eliminated in consolidation.

Results of Operations

The following is a discussion of the results of operations for the second quarter and first half of 2002 compared with the second quarter and first half of 2001, and a discussion of the changes in financial condition during the first half of 2002.

Items Affecting Comparability of the Second Quarter of 2002 with the Second Quarter of 2001

The following items affect comparability of the condensed consolidated statements of income and segment operating results:

Unusual items:

•
Restructuring and impairment: Second quarter 2002 included pretax restructuring and impairment charges of $16 million ($10 million after-tax, or $0.08 per diluted share). During the second quarter of 2002, we incurred certain costs associated with defined exit activities from previously announced restructuring plans, as well as several additional workforce reductions. We had announced the closures of our Des Moines, Iowa and Old Saybrook, Connecticut

facilities in the second quarter of 2001, and the closure of our Berea, Ohio facility in the first quarter of 2002. During the second quarter of 2002, we ceased production at each of these facilities, and all three facilities were considered held for disposal at June 30, 2002. The second quarter 2002 restructuring and impairment charge of $16 million included a non-cash adjustment of $6 million to further reduce the carrying value of net assets held for disposal, based on current market conditions. Second quarter 2002 pretax restructuring and impairment charges by segment were as follows: Donnelley Print Solutions: $14 million and Other: $2 million.

Second quarter 2001 included pretax restructuring and impairment charges of $52 million ($32 million after-tax, or $0.27 per diluted share). In addition to the announcement of the closures of our Des Moines, Iowa and Old Saybrook, Connecticut facilities, we also announced plans to exit a leased facility, as well as a company-wide workforce reduction of approximately 250 general and administrative personnel during the second quarter of 2001. Second quarter 2001 pretax restructuring and impairment charges by segment were as follows: Donnelley Print Solutions: $43 million; Other: $5 million; and Corporate: $4 million.

For a further description of restructuring and impairment activities for the second quarter of 2002 and cumulative activity since the initiation of the plans, see Note 10 to the condensed consolidated financial statements and the “Restructuring and Impairment” footnote on page  F-9 in the 2001 Annual Report on Form 10-K.

Adoption of New Accounting Standards: As discussed in Note 12 to the condensed consolidated financial statements, we adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Second quarter 2001 earnings (loss) from operations included $4 million ($3 million after-tax, or $0.03 per diluted share) of goodwill amortization expense no longer being recorded under SFAS No. 142. Goodwill amortization expense by business segment for the second quarter of 2001 was as follows: Donnelley Print Solutions: $1 million; Logistics Services: $2 million and Other: $1 million.

The following table summarizes items affecting comparability:

	Three Months Ended June 30
Thousands of dollars, except per-share data	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
As reported	$38,699	$24,807	$0.22	$9,995	$6,147	$0.05
Adjusted for unusual items:
Restructuring and impairment charges	16,025	9,669	0.08	52,333	32,185	0.27

Excluding unusual items	54,724	34,476	0.30	62,328	38,332	0.32

Adjustment to prior year for amortization	—	—	—	4,414	3,390	0.03

Results excluding unusual items and adjusted for amortization	$54,724	$34,476	$0.30	$66,742	$41,722	$0.35

Consolidated Results— Second Quarter 2002 Compared with Second Quarter 2001

Consolidated net sales decreased $143 million, or 11.1%, to $1,149 million compared with $1,292 million in the second quarter of 2001, driven by the decline in net sales of our Donnelley Print Solutions segment of 11.1%. Net sales of our Logistics Services segment were down 5.1% between years, with a 10.1% decrease in net sales for our print logistics business partially offset by an increase of 3.0% in net sales from package logistics.

For our print-related businesses, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. The value of customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation and postage. By measuring value-added revenue, we eliminate the effects of material prices and transportation costs, as well as mix issues related to customer-furnished versus Donnelley-furnished paper, that are largely beyond our control.

Consolidated value-added revenue decreased $64 million, or 8.5%, to $684 million compared with $748 million in the second quarter of 2001, driven by the decline in value-added revenue of our Donnelley Print Solutions segment of 8.6%. This decline of 8.6% was less than the decline in Donnelley Print Solutions’ net sales of 11.1%, primarily due to higher customer-furnished paper during 2002 and improved material yield from productivity initiatives. Value-added revenue of our Logistics Services segment increased 15.7% between years, despite lower net sales, due to a 39.6% increase in value-added revenue for package logistics driven by favorable postage and per unit transportation costs, partially offset by a 7.3% decrease within our print logistics business. In addition, value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the second quarter of 2002, we recognized a reduction in cost of materials of $10 million from by-product revenues, compared with $9 million a year ago.

Gross profit as a percentage of net sales was 17.1% in the second quarter of 2002 compared with 17.2% in the second quarter of 2001. Our second quarter 2002 gross profit margin was impacted negatively by a $9 million provision for litigation related to the closing of our Chicago catalog operations in 1993 (see Note 4 to the condensed consolidated financial statements), partially offset by higher gross profit margins within our Donnelley Print Solutions and Logistics Services segments between years. Our Logistics Services segment, which generally has lower gross profit margins than our Donnelley Print Solutions segment, also represented a higher proportion of net sales in the second quarter of 2002 (15.4% versus 14.4% in 2001).

Selling and administrative expenses decreased $7 million, or 5.0%, to $137 million compared with $144 million in the second quarter of 2001. This decrease was driven by reductions in volume-based incentives (sales commissions), additional restructuring savings and lower spending on complementary businesses, partially offset by higher management incentive compensation expense and lower benefit plan earnings. Selling and administrative expenses as a percentage of net sales was 12.0% in the second quarter of 2002 compared with 11.2% in the second quarter of 2001.

Net interest expense decreased 7.4% to $17 million in the second quarter of 2002, primarily due to lower effective interest rates on our outstanding debt. Other income, net, in the second quarter of 2002 was $13 million compared with $3 million in the second quarter of 2001. Second quarter 2002 other income, net, included a $6 million gain on the collection of a previously reserved note receivable and a $3 million gain on the disposition of an equity-based investment. Second quarter 2002 results also benefited between years from higher foreign currency transaction gains of $2 million, partially offset by $1 million of lower miscellaneous income.

Including unusual items, earnings before income taxes in the second quarter of 2002 were $39 million compared with $10 million in 2001. Net income was $25 million, up $19 million from $6 million in 2001. Diluted earnings per share of $0.22 increased $0.17 from $0.05 in 2001.

The following comparisons exclude the impact of the unusual items previously discussed: Earnings before income taxes of $55 million in the second quarter of 2002 decreased 12.2% from $62 million in the second quarter of 2001. The effective tax rate for the second quarter of 2002 was 37.0% compared with 38.5% in 2001. The 2002 effective rate is lower than 2001 due to the company’s settlement with the IRS surrounding the company’s COLI program (see Note 7 to the condensed consolidated financial statements). Diluted earnings per share of $0.30 decreased $0.02, or 6.3%, from $0.32 in 2001.

The following table shows the trends in net sales and value-added revenue by end-market:

Second Quarter Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2002	2001	% Change	2002	2001	% Change
Magazines, Catalogs and Retail	$353,185	$415,600	(15.0%)	$222,604	$261,260	(14.8%)
Book Publishing Services	177,796	179,061	(0.7%)	128,986	126,222	2.2%
Telecommunications	157,357	177,151	(11.2%)	78,973	79,894	(1.2%)
Premedia Technologies	28,066	34,188	(17.9%)	28,066	34,188	(17.9%)

Donnelley Print Solutions	$716,404	$806,000	(11.1%)	$458,629	$501,564	(8.6%)

Logistics Services	176,590	186,118	(5.1%)	44,920	38,817	15.7%

Financial Services	144,592	173,562	(16.7%)	123,161	144,443	(14.7%)
RRD Direct	36,946	40,113	(7.9%)	21,911	21,238	3.2%
International(1)	74,360	85,059	(12.6%)	35,829	40,315	(11.1%)
Other	—	1,198	N/M	—	1,550	N/M

Total Other	255,898	299,932	(14.7%)	180,901	207,546	(12.8%)

Total	$1,148,892	$1,292,050	(11.1%)	$684,450	$747,927	(8.5%)

(1)	Includes Latin America, Poland and China.

Operating Results by Business Segment—Second Quarter 2002 Compared with Second Quarter 2001
As discussed more fully in Note 6 to the condensed consolidated financial statements, we have two reportable segments: Donnelley Print Solutions and Logistics Services.

Net sales for our Donnelley Print Solutions segment decreased $90 million in the second quarter of 2002, or 11.1%, from a year ago. Second quarter net sales for Magazines, Catalogs and Retail decreased 15.0% between years, which primarily reflected volume decreases across all major markets, along with price deterioration. The continued economic slowdown during 2002 has resulted in lower volumes and more customer bankruptcies within our Catalogs and Retail markets, and lower advertising pages for both trade and consumer magazines. The net sales decline in Premedia Technologies is driven by these same factors. Depressed volumes in these markets are driving increased competition and pricing pressures. We have also experienced year over year market share declines based on actions we took in late 2000 and early 2001 to eliminate less profitable work and hold price levels, when economic activity levels were still relatively robust. Book Publishing Services’ second quarter net sales decreased 0.7% between years due to volume shortfalls within the religious and professional markets, partially offset by volume increases within the education and consumer markets. Second quarter 2002 net sales for Telecommunications were down 11.2% between years, primarily due to lower volumes and a shift to more customer-furnished paper.

Second quarter net sales of our Logistics Services segment decreased $10 million, or 5.1%, from a year ago. Second quarter net sales of our print logistics business were down 10.1% between years driven by lower volumes from a continued slow economy. Second quarter net sales of our package logistics business were up 3.0% between years. Unit volumes for package logistics were up 27.3% between years, which was partially offset by a mix change towards lighter weight, lower priced packages.

Financial Services’ second quarter net sales decreased $29 million, or 16.7%, from a year ago, driven by volume decreases in both the U.S. and international capital markets. We derived 8.8% and 13.5% of our capital markets net sales from international in the second quarter of 2002 and 2001, respectively. For the second quarter of 2002, U.S. capital markets and international capital markets net sales were down 13.2% and 46.7%, respectively. Within Financial Services, second quarter net sales from customized communications solutions decreased 15.5% between years. Second quarter net sales for RRD Direct were down 7.9% between years, primarily due to more customer-furnished paper. Second quarter net sales for International were down 12.6% between years, due to declines in Latin America, partially offset by increases in Poland and China.

Second quarter value-added revenue of our Donnelley Print Solutions segment decreased $43 million, or 8.6%, from a year ago, primarily due to the volume declines and price deterioration noted above. Value-added revenue for Magazines, Catalogs and Retail declined 14.8% between years, consistent with the decline in net sales. Value-added revenue increased 2.2% for Book Publishing Services, driven by improved material yield. Value-added revenue for Telecommunications decreased 1.2% between years, which was less than the percentage decline in net sales, due to higher customer-furnished paper during 2002 and improved material yield.

Second quarter value-added revenue for the Logistics Services segment increased $6 million, or 15.7%, from a year ago despite a 5.1% drop in net sales. Value-added revenue for our package logistics business increased 39.6% between years, driven by lower per unit transportation costs and increased postage discounts due to deeper penetration of the postal system (closer to the final destination). Value-added revenue for our print logistics business was down 7.3% between years, due to the volume shortfalls noted above, despite improvements in per unit transportation costs. Per unit transportation cost reductions across the Logistics Services segment between years reflect productivity initiatives, including improved vendor management and implementation of enhanced optimization software.

Declines in value-added revenue for Financial Services and International between years were attributable to the declines in net sales noted above.

Excluding restructuring and impairment charges, second quarter earnings from operations for the Donnelley Print Solutions segment increased $2 million, or 2.8%, between years. While net sales continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail, profitability of our operations has improved due to actions we have taken to restructure our operations to make them more cost effective and better positioned to service our customers, along with a continued emphasis on productivity improvements.

Excluding restructuring and impairment charges, second quarter 2002 earnings from operations for the Logistics Services segment were $4 million, compared with a loss from operations of $3 million a year ago. This improved performance was driven by higher value-added revenues from our package logistics business, reduced per unit transportation costs across the segment, and lower goodwill amortization of $2 million.

Excluding restructuring and impairment charges, earnings from operations of $3 million within the “Other” business segment during the second quarter of 2001 included additional expenses of $7 million to grow complementary businesses. Earnings from operations within Financial Services decreased during the second quarter between years, driven by the slowdown in capital markets. RRD Direct’s earnings from operations increased between years, driven by restructuring savings. International earnings from operations were down between years, primarily due to the continued poor economic environment in Latin America.

The loss from operations for the Corporate segment, excluding restructuring and impairment charges, was $10 million in the second quarter of 2002 compared with earnings of $18 million in the second quarter of 2001. The decrease between years was driven by an additional provision for litigation (see Note 4 to the condensed consolidated financial statements) ($9 million); higher management incentive compensation ($7 million); lower benefit plan earnings ($2 million); higher workers’ compensation expenses ($2 million); and higher unallocated corporate administrative and other expenses ($8 million).

A summary analysis of expense trends is presented below:

Second Quarter Ended June 30

Thousands of dollars	2002	% of Sales	2001	% of Sales	% Change
Cost of materials	$331,529	28.9%	$396,822	30.7%	(16.5%)
Cost of transportation	132,912	11.6%	147,301	11.4%	(9.8%)
Cost of manufacturing*	416,920	36.3%	443,757	34.3%	(6.0%)
Depreciation	73,691	6.4%	80,576	6.2%	(8.5%)
Amortization	10,740	0.9%	12,874	1.0%	(16.6%)
Selling and administrative expenses*	134,589	11.7%	141,362	10.9%	(4.8%)
Restructuring and impairment charges	16,025	1.4%	52,333	4.1%	(69.4%)
Net interest expense	17,293	1.5%	18,676	1.4%	(7.4%)

*	Excludes depreciation and amortization, which are shown separately.

Items Affecting Comparability of the First Six Months of 2002 with the First Six Months of 2001

The following items affect comparability of the condensed consolidated statements of income and segment operating results:

Unusual items:

•
Restructuring and impairment: First half 2002 included pretax restructuring and impairment charges of $43 million ($26 million after-tax, or $0.23 per diluted share). During the first half of 2002, we announced the closure of our Berea, Ohio facility, along with further workforce reductions, primarily within the Donnelley Print Solutions segment. In addition, we incurred certain costs associated with defined exit activities from previously announced restructuring plans. We had announced the closures of our Des Moines, Iowa and Old Saybrook, Connecticut facilities in the first half of 2001. During the first half of 2002, we ceased production at each of these facilities, and all three facilities were considered held for disposal at June 30, 2002. First half 2002 pretax restructuring and impairment charges by segment were as follows: Donnelley Print Solutions: $37 million; Other: $4 million; Corporate: $2 million.

First half 2001 included pretax restructuring and impairment charges of $72 million ($44 million after-tax, or $0.37 per diluted share). During the first half of 2001, we announced the closing of the following facilities: St. Petersburg, Florida; South Daytona, Florida; a financial-print facility in Houston, Texas; Des Moines, Iowa and Old Saybrook, Connecticut, as well as plans to exit a leased facility, and a company-wide workforce reduction of approximately 250 general and administrative personnel. We also incurred employee termination and relocation costs during the first half of 2001 in connection with a move to a newly-constructed directory plant in Flaxby, England. First half 2001 pretax restructuring and impairment charges by segment were as follows: Donnelley Print Solutions: $62 million; Other: $6 million; and Corporate: $4 million.

For a further description of restructuring and impairment activities for the first half of 2002 and cumulative activity since the initiation of the plans, see Note 10 to the condensed consolidated financial statements and the “Restructuring and Impairment” footnote on page F-9 in the 2001 Annual Report on Form 10-K.

•
Income Taxes: Provision (benefit) for income taxes for the first half of 2002 included a tax benefit of $30 million from the reversal of excess tax reserves related to the company’s settlement with the IRS for disputed COLI deductions ($30 million after-tax, or $0.26 per diluted share). See Note 7 to the condensed consolidated financial statements.

•
Other Income (Expense): Other income (expense) for the first half of 2001 included a loss on the write-down of two Internet-related investments ($2 million pretax and $1 million after-tax, or $0.01 per diluted share).

Adoption of New Accounting Standards: As discussed in Note 12 to the condensed consolidated financial statements, we adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Under the provisions of SFAS No. 142, goodwill is no longer amortized after the date of adoption. First half 2001 earnings (loss) from operations included $9 million ($7 million after-tax, or $0.06 per diluted share) of goodwill amortization expense no longer being recorded under SFAS No. 142. Goodwill amortization expense by business segment for the first half of 2001 was as follows: Donnelley Print Solutions: $2 million; Logistics Services: $4 million and Other: $3 million.

The following table summarizes items affecting comparability:

	Six Months Ended June 30
Thousands of dollars, except per share data	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
As reported	$27,046	$47,466	$0.41	$33,580	$20,652	$0.17
Adjusted for unusual items:
Restructuring and impairment charges	42,717	26,485	0.23	72,035	44,302	0.37
Reversal of excess COLI tax reserves	—	(30,000)	(0.26)	—	—	—
Other investment write-downs	—	—	—	2,040	1,254	0.01

Excluding unusual items	69,763	43,951	0.38	107,655	66,208	0.55

Adjustment to prior year for amortization	—	—	—	9,002	6,899	0.06

Results excluding unusual items and adjusted for amortization	$69,763	$43,951	$0.38	$116,657	$73,107	$0.61

Consolidated Results— First Six Months of 2002 Compared with First Six Months of 2001

Consolidated net sales decreased $352 million, or 13.6%, to $2,243 million compared with $2,595 million in the first half of 2001, driven by the decline in net sales of our Donnelley Print Solutions segment of 15.0%. Net sales of our Logistics Services segment were down 6.4% between years, with a 13.1% decrease in net sales for our print logistics business and a 0.8% decrease in net sales from package logistics.

Consolidated value-added revenue decreased $160 million, or 10.9%, to $1,316 million compared with $1,476 million in the first half of 2001, driven by the decline in value-added revenue of our Donnelley Print Solutions segment of 12.9%. This decline of 12.9% was less than the decline in net sales of 15.0%, primarily due to higher customer-furnished paper during 2002 and improved material yield from productivity initiatives. Value-added revenue of our Logistics Services segment increased 17.3% between years, despite lower net sales, due to a 29.1% increase in value-added revenue for package logistics driven by favorable postage and per unit transportation costs. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the first half of 2002, we recognized a reduction in our cost of materials of $19 million from the sale of by-products, compared with $22 million for the year ago period.

Gross profit as a percentage of net sales was 16.2% in the first half of 2002 compared with 16.3% in the first half of 2001. Our gross profit margin for the first half of 2002 was impacted negatively by lower margins within our Donnelley Print Solutions segment and a $9 million provision for litigation in our Corporate segment related to the closing of our Chicago catalog operations in 1993 (see Note 4 to the condensed consolidated financial statements), mostly offset by a higher gross profit margin within our Logistics Services segment between years. Our Logistics Services segment, which has a lower gross profit margin than our Donnelley Print Solutions segment, also represented a higher proportion of first half net sales in 2002 (15.5% versus 14.4% in 2001).

Selling and administrative expense decreased $14 million, or 5.1%, to $268 million compared with $282 million in the first half of 2001. This decrease was driven by reductions in volume-based incentives (sales commissions), additional restructuring savings and lower spending on complementary businesses, partially offset by higher management incentive compensation expense and lower benefit plan earnings. Selling and administrative expenses as a percentage of net sales was 11.9% in the first half of 2002 compared with 10.9% in the first half of 2001.

Net interest expense decreased 9.8% to $33 million in the first half of 2002, primarily due to lower effective interest rates on our outstanding debt. Other income, net, in the first half of 2002 was $6 million compared with $2 million in the first half of 2001. First half 2002 other income, net, included a $6 million gain on the collection of a previously reserved note receivable and a $3 million gain on the disposition of an equity-based investment, partially offset by a non-operating charge of $5 million related to the surrender of the majority of the company’s COLI policies (see Note 7 to the condensed consolidated financial statements). First half 2002 results were also impacted unfavorably between years by $2 million of lower miscellaneous income. In addition, first half 2001 included a pretax impairment charge of $2 million to write down the carrying values of two Internet-related technology investments recorded using the cost method of accounting.

On April 1, 2002, the company reached a settlement agreement with the IRS regarding the company’s deductions for interest on loans borrowed against COLI programs (see Note 7 to the condensed consolidated financial statements for additional information). The company had previously established reserves relating to the COLI-related exposure, and as the settlement was less than the established reserves, the company recorded a one-time tax benefit ($30 million after-tax; $0.26 per diluted share) during the first half of 2002 to reflect the reduction in tax reserves.

Including unusual items, earnings before income taxes in the first half of 2002 were $27 million compared with $34 million in 2001. Net income was $47 million, up $26 million from $21 million in 2001. Diluted earnings per share of $0.41 increased $0.24 from $0.17 in 2001.

The following comparisons exclude the impact of the unusual items previously discussed: Earnings before income taxes of $70 million in the first half of 2002 decreased 35.2% from $108 million in the first half of 2001. Net income of $44 million in the first half of 2002 decreased $22 million, or 33.6% from the first half of 2001, while diluted earnings per share decreased 30.9% to $0.38. The effective tax rate for the first half of 2002 was 37.0% compared with 38.5% in 2001. The 2002 effective tax rate is lower than 2001 due to the company’s settlement with the IRS surrounding the company’s COLI program (see Note 7 to the condensed consolidated financial statements).

The following table shows the trends in net sales and value-added revenue by end-market:

Six Months Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2002	2001	% Change	2002	2001	% Change
Magazines, Catalogs and Retail	$739,851	$917,224	(19.3)%	$464,158	$569,991	(18.6)%
Book Publishing Services	332,466	342,714	(3.0)%	240,521	243,088	(1.1)%
Telecommunications	300,618	353,568	(15.0)%	143,080	155,664	(8.1)%
Premedia Technologies	57,803	70,468	(18.0)%	57,803	70,468	(18.0)%

Donnelley Print Solutions	1,430,738	1,683,974	(15.0)%	905,562	1,039,211	(12.9)%
Logistics Services	348,669	372,336	(6.4)%	88,904	75,771	17.3%
Financial Services	247,467	274,401	(9.8)%	210,047	228,597	(8.1)%
RRD Direct	70,924	86,247	(17.8)%	40,735	46,719	(12.8)%
International (1)	144,744	175,499	(17.5)%	70,747	82,594	(14.3)%
Other	—	2,243	N/M	—	3,317	N/M

Total Other	463,135	538,390	(14.0)%	321,529	361,227	(11.0)%

Total	$2,242,542	$2,594,700	(13.6)%	$1,315,995	$1,476,209	(10.9)%

(1)	Includes Latin America, Poland and China.

Operating Results by Business Segment—First Six Months of 2002 Compared with First Six Months of 2001

Net sales for our Donnelley Print Solutions segment decreased $253 million in the first half of 2002, or 15.0%, from a year ago. First half net sales for Magazines, Catalogs and Retail decreased 19.3% between years, which primarily reflected volume decreases across all major markets, along with price deterioration. The continued economic slowdown during 2002 has resulted in lower volumes and more customer bankruptcies within our Catalogs and Retail markets, and lower advertising pages for both trade and consumer magazines. The net sales decline in Premedia Technologies is driven by these same factors. Depressed volumes in these markets are driving increased competition and pricing pressures. We have also experienced year over year market share declines based on actions we took in late 2000 and early 2001 to eliminate less profitable work and hold price levels, when economic activity levels were still relatively robust. Book Publishing Services’ first half net sales decreased 3.0% between years due to volume shortfalls within the religious and professional markets, partially offset by volume increases within the education and consumer markets. First half 2002 net sales for Telecommunications were down 15.0% between years, primarily due to lower volumes and a shift to more customer-furnished paper.

First half net sales of our Logistics Services segment decreased $24 million, or 6.4%, from a year ago. First half net sales of our print logistics business were down 13.1% driven by lower volumes from a continued slow economy. First half net sales of our package logistics business were down 0.8% between years. Unit volumes for package logistics were up 15.3% between years, which was more than offset by a mix change towards lighter weight, lower priced packages. First half 2002 net sales for package logistics also decreased between years due to fewer large mailers that we exited during 2001 because of price levels that proved unprofitable.

Financial Services’ first half net sales decreased 9.8% from a year ago, driven by lower net sales from both U.S. and international capital markets, primarily during the second quarter. We derived 11.0% and 14.0% of our capital markets net sales from international during the first half of 2002 and 2001, respectively. For the first half of 2002, U.S. capital markets and international capital markets net sales were down 10.3% and 31.9%, respectively. Within Financial Services, first half net sales from customized communications solutions decreased 2.4% between years. First half net sales for RRD Direct were down 17.7% between years, due to lower prices, unfavorable work mix and more customer-furnished paper. First half net sales for International were down $31 million between years due to declines in Latin America, partially offset by increases in Poland and China.

First half value-added revenue for the Donnelley Print Solutions segment decreased $134 million, or 12.9% from a year ago, primarily due to volume declines across all major markets. Value-added revenue for Magazines, Catalogs and Retail declined 18.6% between years, consistent with the decline in net sales. Value-added revenue for Telecommunications decreased 8.1% between years, which was less than the percentage decline in net sales, primarily due to higher customer-furnished paper during 2002, and improved material yield.

First half value-added revenue for the Logistics Services segment increased $13 million, or 17.3%, from a year ago despite a 6.4% drop in net sales. Value-added revenue for our package logistics business increased 29.1% between years, driven by lower per unit transportation costs, increased postage discounts due to deeper penetration of the postal system (closer to the final destination) and improved mix. First half 2001 results for package logistics were hurt by a higher relative level of large mailers at price levels that proved to be unprofitable. Actions taken throughout 2001 to raise prices and adjust work mix have had a positive impact on package logistics’ value-added revenue. Value-added revenue for our print logistics business was up 3.8% between years, primarily due to a reduction in per unit transportation costs driven by operational efficiencies and improved vendor management.

Value-added revenue for Financial Services decreased 8.1% from 2001, driven by lower net sales from capital markets primarily during the second quarter. The first half decrease between years in value-added revenue for both RRD Direct and International was attributable to the declines in net sales noted above.

Excluding restructuring and impairment charges, first half earnings from operations for the Donnelley Print Solutions segment decreased $33 million, or 23.5%, between years. Earnings from operations continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. During 2001, we announced actions to better align our cost structures that included the closing of four print facilities within Donnelley Print Solutions. All four of these print facilities, along with the Berea, Ohio printing facility, were closed by the end of the second quarter of 2002.

Excluding restructuring and impairment charges, earnings from operations for the first half of 2002 for the Logistics Services segment were $7 million, compared with a loss from operations of $8 million a year ago. This improved performance was due to higher value-added revenue from both our print and package logistics businesses due to the factors noted above, along with lower goodwill amortization of $4 million. Earnings from operations in 2002 also benefited from the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota in mid-2001.

The 2001 loss from operations within the “Other” segment, excluding restructuring and impairment charges, of $31 million included additional expenses of $14 million in the first half of 2001 to grow complementary businesses. Earnings from operations within Financial Services improved from the first half of 2001, largely due to cost savings from restructuring, but were affected negatively by the capital markets slowdown particularly during the second quarter of 2002. International earnings from operations were down between years, primarily due to the continued poor economic environment in Latin America.

Earnings from operations for the Corporate segment, excluding restructuring and impairment charges, were $1 million in the first half of 2002 compared with $36 million in the first half of 2001. The decrease between years was driven by an additional provision for litigation (see Note 4 to the condensed consolidated financial statements) ($9 million); higher management incentive compensation ($9 million); lower benefit plan earnings ($5 million); higher workers’ compensation expenses ($2 million); and higher unallocated administrative and other expenses ($10 million).

Restructuring and Impairment     The following discussion should be read in conjunction with the “Restructuring and Impairment” note on page F-9 in the 2001 Annual Report on Form 10-K, and Note 10 to the condensed consolidated financial statements.

We regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. In March 2001, we announced a $300 million upgrade in our print platform, approximately one-third of which related to restructuring costs. We intend to create a more efficient, flexible and integrated print platform to better serve our magazine, catalog and retail customers within our Donnelley Print Solutions segment. This upgrade program includes the purchase of up to ten new presses and associated binding lines, most of which we expect to place in service during 2002. As we upgrade facilities, certain existing equipment with minimal book value is being either retired or sold. Capital expenditures for this program through June 30, 2002 were $90 million, $40 million of which we spent in the first half of 2002. We plan to complete the upgrade program by early to mid-2003. We expect total company capital spending for the full year 2002, including the upgrade program, to be in the range of $250 million to $300 million.

As part of our efforts to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. During the first quarter of 2002 we announced the closure of our Berea, Ohio manufacturing facility. We completed the closures of the Berea, Ohio plant, the Des Moines, Iowa and Old Saybrook, Connecticut plants, during the second quarter of 2002.

As we complete our upgrade program and fully transition all customer work from closed facilities, we expect to improve the overall performance of our print platform. This will include improvements in cycle times and less waste through the addition of faster, more efficient equipment to our networked platform and greater economies of scale.

As a result of all restructuring actions, net of the incremental costs associated with the print platform upgrade, we expect to realize cost savings in 2002 of approximately $124 million, of which approximately $120 million is the cash component and approximately $4 million is non-cash, related to lower depreciation expense. During the first half of 2002, we recognized approximately $46 million in cost savings from the restructuring actions taken. Of this amount, approximately $43 million was the cash component, and approximately $3 million was non-cash, related to lower depreciation expense. These savings, however, were offset by the impact of volume reductions and pricing pressures that continued to affect the company during 2002.

Changes in Financial Condition

Cash Provided by (Used For) Operating Activities

Cash provided by operating activities totaled $98 million in the first half of 2002, compared with $221 million in the same period of 2001. The decrease between years was primarily due to an April 2002 payment of approximately $130 million related to the COLI settlement (see Note 7 to the condensed consolidated financial statements), lower net income excluding non-cash charges and a higher investment in operating working capital, partially offset by a 2001 payment of $62 million related to a federal income tax settlement (see Note 7 to the condensed consolidated financial statements) and a $34 million lower contribution to benefit plan trusts in 2002.

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 45 days as compared with 47 days a year ago. The ratio of operating working capital to sales also improved to 4.2% in 2002 from 6.0% in 2001.

Cash Used for Investing Activities

Our principal recurring investing activities are capital expenditures to improve the productivity of operations. In the first six months of 2002, capital expenditures totaled $118 million, a $23 million increase from a year ago. We expect full year capital spending to be in the range of $250 million to $300 million compared with capital spending of $273 million in 2001. This planned level of spending in 2002 is driven by our investments to create a more efficient print platform to serve our magazine, catalog and retail customers. We expect to invest up to $300 million in this print platform, a third of which relates to restructuring activities, to create fewer, larger and more efficient facilities focused on specific capabilities.

Acquisitions

We made no business acquisitions in 2002 or 2001.

Cash Provided by (Used For) Financing Activities

Financing activities include net borrowings, dividend payments and share repurchases. As of June 30, 2002, our net borrowings increased by $58 million from December 31, 2001, compared with an increase of $104 million for the same period of 2001. This lower level of incremental net borrowings ($46 million) is primarily due to the expiration of the company’s share repurchase program on  January 31, 2002. During the first six months of 2002, cash used for share repurchases, net of proceeds from stock option exercises, was $7 million compared with $155 million in 2001.

Commercial paper is our primary source of short-term financing. On June 30, 2002, we had $69 million outstanding in domestic commercial paper borrowings. In addition, at June 30, 2002, we had a $431 million unused revolving credit facility with a number of banks. This facility provides support for issuing commercial paper and other credit needs. Management believes our cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures.

Share Repurchase

In January 2001, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions through January 31, 2002. Under this program we purchased approximately 8.1 million shares at an aggregate cost of approximately $229 million.

The authorization under the share repurchase program expired on January 31, 2002. Accordingly, the company did not purchase common stock shares in the second quarter of 2002. We purchased 1.9 million shares of our common stock in the second quarter of 2001 for $53 million in privately negotiated or open-market transactions. For the year to date, we purchased 0.5 million and 5.1 million shares of our stock in 2002 and 2001, respectively, for $14 million and $141 million, respectively.

Net cash used to repurchase common stock in the year to date, defined as cash used for share repurchases net of proceeds from stock options exercised, was $7 million and $155 million in 2002 and 2001, respectively. The decline from 2001 was a result of the expiration of the share repurchase program discussed above.

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

On December 18, 1995, a class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleges that the company violated the Employee Retirement Income Security Act (ERISA) in

determining benefits payable under its Retirement Benefit and Separation Pay Plans to retiring or terminated employees. The complaint seeks recalculation of pension benefits and separation pay due plaintiffs since their termination dates, as well as actual damages for, and reinstatement to correct, the alleged discrimination. On August 14, 1997, the court certified classes in both the age discrimination and ERISA claims limited to former employees of the Chicago catalog operations.

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

The Gerlib and Jefferson cases raise many of the same claims for recalculation of benefits due employees and are before the same district court judge. Several of these claims have been decided at the trial court level through rulings on summary judgment motions of the parties. In an order dated October 26, 2001, further clarified in an order dated January 25, 2002, the district court judge ruled that permanent employees who were eligible and elected to receive special augmented separation pay in conjunction with the closure of the Chicago catalog operations were not eligible to also receive regular separation pay, and that employees other than those considered permanent employees at the date of closure were not eligible to receive special augmented separation pay. In the same order, the judge ruled that under the terms of the company’s plans, permanent employees who were eligible and elected to receive enhanced retirement benefits were also entitled to receive regular separation pay. In an order dated June 11, 2002, the district court judge found that employees who were otherwise not eligible to receive enhanced retirement benefits at the date of closure of the Chicago catalog operations but whose combined age and service equaled 75 years or more at the date of their termination were entitled to receive enhanced retirement benefits, and that employees of the Chicago catalog operations in 1994 who were in surplus occupations were entitled to receive enhanced retirement benefits regardless of their age at the date of termination. In the June 2002 order, the judge further ruled that members of the classes who elected to receive augmented separation pay in connection with the closure of the Chicago catalog operations were not entitled to also receive enhanced retirement benefits.

As to other claims of the plaintiffs in the cases, by order dated January 4, 2002, the district court judge granted summary judgment on the Jefferson claim relating to medical benefits, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. Following a two week trial on the age discrimination claim raised in Gerlib, on August 2, 2002, a jury upheld the company’s position, finding that the company did not discriminate against older workers in the shutdown of the Chicago catalog operations.

The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly and without discriminating in closing the operations, and that the adverse rulings of the district court judge are based on language contained in the company’s plan documents rather than on wrongdoing of the company. Further, with regard to all cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions, including filing appeals of rulings of the district court judge. However, while the age discrimination claim has been decided in the company’s favor, other discrimination claims in these cases remain undecided and management is unable to make a meaningful estimate of the overall loss that could result from the final determination of these matters. During the second quarter, 2002, based upon the judge’s rulings, the company recorded a charge of $9 million in cost of sales relating to the litigation.

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

Postal costs are a significant component of our customers’ cost structures. Postal rates increased in January and July 2001, and an additional increase was effective beginning in July 2002. These increases have not materially impacted our consolidated financial results. Postal rate increases can enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

The cost of energy affects the operating costs of our print-related businesses and transportation costs in Donnelley Logistics. In Donnelley Logistics, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in other energy costs could affect our consolidated financial results.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and foreign exchange rates. However, the company generally maintains at least half of its debt at fixed rates (approximately 50.0% at June 30, 2002). Included in the company’s floating rate debt is $200 million in fixed rate debt that was swapped to a floating rate through two interest rate swap agreements (see Note 9 to the condensed consolidated financial statements). Through additional swap agreements, the interest rate on this $200 million of debt was fixed at 3.13% through November 15, 2002 and at 2.846% for the period November 15, 2002 through May 15, 2003. Additionally, the company monitors the interest rate environments and modifies the components of its debt portfolio as necessary to manage interest rate risks. The company’s exposure to adverse changes in foreign exchange rates is immaterial to the consolidated financial statements of the company as a whole. The company occasionally uses financial instruments to hedge exposures to interest rate and foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. For further disclosure relating to financial instruments see the “Debt Financing and Interest Expense” footnote to the consolidated financial statements included in the company’s 2001 Annual Report on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

12	Ratio of Earnings to Fixed Charges
99.1	Certification pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code
99.2	Certification pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code

(b)
A current report on Form 8-K was filed on May 1, 2002 and amended on May 15, 2002, and included Item 4 “Changes in Registrant’s Certifying Accountants,” Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits”.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S/    VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

                       August 13, 2002
Date