Form 10-Q/A
period 2002-06-30
DONNELLEY R R & SONS CO
filed 2002-11-05
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

Explanatory Note

The purpose of this amendment to the company’s quarterly report on Form 10-Q is to reflect changes and provide information related to the restatement described below.

The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2002, have been restated to reflect an adjustment to the company’s reported cost of transportation for its Logistics Services segment for the second quarter of 2002. In October 2002, prior to the release of the company’s third quarter 2002 financial results, the company detected an error in its reported cost of transportation that had originated during the second quarter of 2002 (see Note 14 of the notes to condensed consolidated financial statements contained in Part I, Item 1 for additional information). The effect of this error resulted in an understatement of cost of sales of $2.8 million for the Logistics Services segment in the second quarter of 2002. The adjustment to reflect the additional pretax charge of $2.8 million resulted in a corresponding reduction of $1.2 million in management incentive compensation expense for the Logistics Services segment in the second quarter of 2002. The net impact of both adjustments was to reduce second quarter 2002 earnings from operations of the Logistics Services segment and on a consolidated basis by $1.6 million, or $1.0 million after-tax ($0.01 per diluted share). For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the company has amended and restated in its entirety each item of the 2002 Second Quarter Form 10-Q that has been affected by the restatement. In order to preserve the nature and character of the disclosures as of August 13, 2002, the date on which the Form 10-Q for the interim period ended June 30, 2002 was originally filed, no attempt has been made in this Form-10Q/A to modify or update such disclosures except as required to reflect the effects of the restatement.

PART  I

FINANCIAL  INFORMATION

Item 1.    Financial Statements

Index	Page Number(s)
Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2002 (as restated) and 2001	3
Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2002 (as restated) and December 31, 2001	4
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2002 (as restated) and 2001	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Company Overview	16 - 19
Critical Accounting Policies	19 - 20
Results of Operations—Second Quarter 2002 Compared with Second Quarter 2001	21 - 27
Results of Operations—First Six Months of 2002 Compared with First Six Months of 2001	27 - 31
Changes in Financial Condition	31 - 32
Other Information	32 - 35
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	36

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(As restated– See Note 14)		(As restated– See Note 14)
Net sales	$1,148,892	$1,292,050	$2,242,542	$2,594,700
Cost of sales	954,639	1,069,568	1,880,383	2,172,845

Gross profit	194,253	222,482	362,159	421,855
Selling and administrative expenses	136,819	144,607	267,341	282,388
Restructuring and impairment charges	16,025	52,333	42,717	72,035

Earnings from operations	41,409	25,542	52,101	67,432
Other income (expense):
Interest expense	(17,293)	(18,676)	(32,746)	(36,300)
Other, net	12,948	3,129	6,056	2,448

Earnings before income taxes	37,064	9,995	25,411	33,580
Provision (benefit) for income taxes	13,287	3,848	(21,025)	12,928

Net income	$23,777	$6,147	$46,436	$20,652

Net income per share of common stock
Basic	$0.21	$0.05	$0.41	$0.17
Diluted	0.21	0.05	0.40	0.17

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2002 and December 31, 2001
(Thousands of dollars, except share data)

ASSETS
	2002	2001
	(As restated– See Note 14)
Cash and equivalents	$33,952	$48,615
Receivables, less allowance for doubtful accounts of $20,488 in 2002 and $22,571 in 2001	633,343	681,459
Inventories	126,638	126,718
Prepaid expenses	68,731	83,402

Total current assets	862,664	940,194

Net property, plant and equipment, at cost, less accumulated depreciation of $3,213,772 in 2002 and $3,148,018 in 2001	1,446,769	1,490,118
Goodwill and other intangibles, net of accumulated amortization of $297,946 in 2002 and $313,422 in 2001	428,208	445,281
Other noncurrent assets	492,782	510,024

Total assets	$3,230,423	$3,385,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$246,555	$295,444
Accrued compensation	158,321	162,573
Short-term debt	335,174	168,497
Current and deferred income taxes	28,960	46,849
Other accrued liabilities	289,585	310,927

Total current liabilities	1,058,595	984,290

Long-term debt	768,031	881,318
Deferred income taxes	229,599	212,099
Other noncurrent liabilities	308,919	419,503

Total noncurrent liabilities	1,306,549	1,512,920

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2002 and 2001	308,462	308,462
Retained earnings	1,552,650	1,569,596
Accumulated other comprehensive loss	(122,284)	(109,002)
Unearned compensation	(6,456)	(6,998)
Reacquired common stock, at cost	(867,093)	(873,651)

Total shareholders’ equity	865,279	888,407

Total liabilities and shareholders’ equity	$3,230,423	$3,385,617

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30
(Thousands of dollars)

	2002	2001
	(As restated– See Note 14)
Cash flows provided by (used for) operating activities:
Net income	$46,436	$20,652
Restructuring and impairment charges	42,717	72,035
Gain from reversal of excess tax reserves	(30,000)	—
Loss on write-down of investments	—	2,040
Depreciation	145,811	162,278
Amortization	20,487	29,084
Gain on sale of assets and investments	(6,290)	(6,426)
Net change in operating working capital	(43,618)	(29,174)
Net change in other assets and liabilities	(84,651)	(37,166)
Other	7,564	7,197

Net cash provided by operating activities	98,456	220,520

Cash flows provided by (used for) investing activities:
Capital expenditures	(117,839)	(95,055)
Other investments including acquisitions	87	(326)
Dispositions of assets and investments	9,553	7,349

Net cash used for investing activities	(108,199)	(88,032)

Cash flows provided by (used for) financing activities:
Net increase in borrowings	57,948	103,936
Disposition of reacquired common stock	11,789	12,356
Acquisition of common stock	(18,563)	(167,504)
Cash dividends paid	(54,302)	(54,639)

Net cash used for financing activities	(3,128)	(105,851)

Effect of exchange rate changes on cash and equivalents	(1,792)	(211)
Net change in cash and equivalents	(14,663)	26,426
Cash and equivalents at beginning of period	48,615	60,873

Cash and equivalents at end of period	$33,952	$87,299

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 2001 is derived from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q/A. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company’s 2001 Annual Report on Form 10-K.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars	2002	2001	2002	2001
Net income	$23,777	$6,147	$46,436	$20,652
Net losses on cash flow hedging activities	—	5	—	(1)
Unrealized foreign currency gain (loss)	(4,491)	720	(13,282)	(8,054)

Comprehensive income	$19,286	$6,872	$33,154	$12,597

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

Industry Segment Information

Thousands of dollars	Donnelley Print Solutions	Logistics Services	Other (1)	Corporate	Consolidated Total
Second Quarter Ended June 30, 2002
Net sales	$716,404	$176,590	$255,898	$—	$1,148,892
Restructuring and impairment charges	14,032	98	1,624	271	16,025
Earnings (loss) from operations	47,268	2,013	2,647	(10,519)	41,409
Earnings (loss) before income taxes	51,693	2,033	1,361	(18,023)	37,064

Second Quarter Ended June 30, 2001
Net sales	$806,000	$186,118	$299,932	$—	$1,292,050
Restructuring and impairment charges	43,251	91	5,428	3,563	52,333
Earnings (loss) from operations	16,392	(3,209)	(2,128)	14,487	25,542
Earnings (loss) before income taxes	19,974	(3,221)	(679)	(6,079)	9,995

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.
Thousands of dollars	Donnelley Print Solutions	Logistics Services	Other (1)	Corporate	Consolidated Total
Six Months Ended June 30, 2002
Net sales	$1,430,738	348,669	463,135	—	$2,242,542
Restructuring and impairment charges	37,155	122	4,031	1,409	42,717
Earnings (loss) from operations	71,246	5,055	(24,107)	(93)	52,101
Earnings (loss) before income taxes	78,802	5,014	(30,110)	(28,295)	25,411
Assets	1,709,362	219,170	702,248	599,643	3,230,423

Six Months Ended June 30, 2001
Net sales	$1,683,974	$372,336	$538,390	$—	$2,594,700
Restructuring and impairment charges	61,739	91	6,509	3,696	72,035
Earnings (loss) from operations	79,992	(7,802)	(37,307)	32,549	67,432
Earnings (loss) before income taxes	86,263	(7,831)	(35,849)	(9,003)	33,580
Assets	1,848,016	218,354	856,458	721,190	3,644,018

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

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

As a result of the company’s settlement agreement with the IRS, the company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the company recorded a one-time tax benefit of $30 million to reflect the reduction in tax reserves. In addition, the company recorded a nonrecurring pretax charge of $5 million in the first quarter of 2002 related to the surrender of the above COLI policies, which is classified in other income (expense), net, in the accompanying condensed consolidated statement of income for the six months ended June 30, 2002.

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

In the first quarter of 2001, the company recorded a non-cash pretax impairment charge of $2 million in other income (expense) to writedown the carrying values of two Internet-related technology investments recorded using the cost method of accounting. Both investments related to entities that experienced significant solvency issues during the first quarter of 2001, such that the company believed it was probable that the carrying values would not be recovered.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In accordance with SFAS No. 142, effective January 1, 2002, the company discontinued its amortization of goodwill. The impact of discontinuing amortization of goodwill on net income and basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars, except per-share data	2002	2001	2002	2001
Reported net income	$23,777	$6,147	$46,436	$20,652
Goodwill amortization, net of income taxes	—	3,390	—	6,899

Adjusted net income	$23,777	$9,537	$46,436	$27,551

Basic Earnings Per Share:
Reported basic earnings per share	$0.21	$0.05	$0.41	$0.17
Goodwill amortization, net of income taxes	—	0.03	—	0.06

Adjusted basic earnings per share	$0.21	$0.08	$0.41	$0.23

Diluted Earnings Per Share:
Reported diluted earnings per share	$0.21	$0.05	$0.40	$0.17
Goodwill amortization, net of income taxes	—	0.03	—	0.06

Adjusted diluted earnings per share	$0.21	$0.08	$0.40	$0.23

NOTE 13. In February 2002, the company filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which it could offer, on a delayed basis, up to $425 million of debt securities. As of June 30, 2002, $500 million of debt securities remained available for issuance under effective Form S-3 registration statements.

NOTE 14.  In October 2002, prior to the release of the company’s third quarter 2002 financial results, the company detected an error in its reported cost of transportation for the second quarter of 2002. This error arose following the implementation of certain computer programming changes in April 2002, which resulted in a reduction of the reserve for incurred but not paid transportation costs as of the end of the second quarter of 2002. This error did not affect the processing of freight invoices, or the payment process for actual invoices received from third party transportation vendors. Once discovered, the error was corrected and the appropriate adjustments were reflected. The impact of the adjustment on the second quarter of 2002 was to increase the cost of transportation for the Logistics Services segment by $2.8 million. The cost of transportation is reflected in cost of sales on the condensed consolidated statement of income.

The adjustment to reflect the additional pretax charge of $2.8 million in cost of sales resulted in a corresponding reduction in the company’s management incentive compensation expense of $1.2 million for the Logistics Services segment in the second quarter of 2002. The $1.2 million reduction in compensation expense represented a $0.6 million decrease in cost of sales and a $0.6 million decrease in selling and administrative expense. The net impact of all adjustments for the Logistics Services segment and on a consolidated basis was a decrease in pretax income of $1.6 million, or $1.0 million after-tax ($0.01 per diluted share). Accordingly, the company’s condensed consolidated financial statements were restated as of and for the three-month and six-month periods ended June 30, 2002 as follows:

Condensed Consolidated Statement of Income	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
Thousands of dollars, except share data	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of sales	$952,439	$954,639	$1,878,183	$1,880,383
Gross profit	196,453	194,253	364,359	362,159
Selling and administrative expenses	137,384	136,819	267,906	267,341
Earnings from operations	43,044	41,409	53,736	52,101
Earnings before income taxes	38,699	37,064	27,046	25,411
Provision (benefit) for income taxes	13,892	13,287	(20,420)	(21,025)
Net income	24,807	23,777	47,466	46,436
Net income per share of common stock
Basic	$0.22	$0.21	$0.42	$0.41
Diluted	$0.22	$0.21	$0.41	$0.40

Condensed Consolidated Balance Sheet	As of June 30, 2002
Thousands of dollars	As Previously Reported	As Restated
Accrued compensation	$158,821	$158,321
Current and deferred income taxes	29,565	28,960
Other accrued liabilities	287,450	289,585
Total current liabilities	1,057,565	1,058,595
Retained earnings	1,553,680	1,552,650
Total shareholders’ equity	866,309	865,279

Condensed Consolidated Statement of Cash Flows	For the Six Months Ended June 30, 2002
Thousands of dollars	As Previously Reported	As Restated
Net income	$47,466	$46,436
Net change in operating working capital	(45,253)	(43,618)
Net change in other assets and liabilities	(84,046)	(84,651)

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

The following table summarizes items affecting comparability:

	Three Months Ended June 30
Thousands of dollars, except per-share data	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
As reported	$37,064	$23,777	$0.21	$9,995	$6,147	$0.05
Adjusted for unusual items:
Restructuring and impairment charges	16,025	9,669	0.08	52,333	32,185	0.27

Excluding unusual items	53,089	33,446	0.29	62,328	38,332	0.32

Adjustment to prior year for amortization	—	—	—	4,414	3,390	0.03

Results excluding unusual items and adjusted for amortization	$53,089	$33,446	$0.29	$66,742	$41,722	$0.35

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

Consolidated value-added revenue decreased $66 million, or 8.9%, to $682 million compared with $748 million in the second quarter of 2001, driven by the decline in value-added revenue of our Donnelley Print Solutions segment of 8.6%. This decline of 8.6% was less than the decline in Donnelley Print Solutions’ net sales of 11.1%, primarily due to higher customer-furnished paper during 2002 and improved material yield from productivity initiatives. Value-added revenue of our Logistics Services segment increased 8.4% between years, despite lower net sales, due to a 26.8% increase in value-added revenue for package logistics driven by favorable postage and per unit transportation costs, partially offset by a 7.3% decrease within our print logistics business. In addition, value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the second quarter of 2002, we recognized a reduction in cost of materials of $10 million from by-product revenues, compared with $9 million a year ago.

Gross profit as a percentage of net sales was 16.9% in the second quarter of 2002 compared with 17.2% in the second quarter of 2001. Our second quarter 2002 gross profit margin was impacted negatively by a $9 million provision for litigation related to the closing of our Chicago catalog operations in 1993 (see Note 4 to the condensed consolidated financial statements), partially offset by higher gross profit margins within our Donnelley Print Solutions and Logistics Services segments between years. Our Logistics Services segment, which generally has lower gross profit margins than our Donnelley Print Solutions segment, also represented a higher proportion of net sales in the second quarter of 2002 (15.4% versus 14.4% in 2001).

Selling and administrative expenses decreased $8 million, or 5.4%, to $137 million compared with $145 million in the second quarter of 2001. This decrease was driven by reductions in volume-based incentives (sales commissions), additional restructuring savings and lower spending on complementary businesses, partially offset by higher management incentive compensation expense and lower benefit plan earnings. Selling and administrative expenses as a percentage of net sales was 11.9% in the second quarter of 2002 compared with 11.2% in the second quarter of 2001.

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

Including unusual items, earnings before income taxes in the second quarter of 2002 were $37 million compared with $10 million in 2001. Net income was $24 million, up $18 million from $6 million in 2001. Diluted earnings per share of $0.21 increased $0.16 from $0.05 in 2001.

The following comparisons exclude the impact of the unusual items previously discussed: Earnings before income taxes of $53 million in the second quarter of 2002 decreased 14.8% from $62 million in the second quarter of 2001. The effective tax rate for the second quarter of 2002 was 37.0% compared with 38.5% in 2001. The 2002 effective rate is lower than 2001 due to the company’s settlement with the IRS surrounding the company’s COLI program (see Note 7 to the condensed consolidated financial statements). Diluted earnings per share of $0.29 decreased $0.03, or 9.4%, from $0.32 in 2001.

The following table shows the trends in net sales and value-added revenue by end-market:

Second Quarter Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2002	2001	% Change	2002	2001	% Change
Magazines, Catalogs and Retail	$353,185	$415,600	(15.0%)	$222,604	$261,260	(14.8%)
Book Publishing Services	177,796	179,061	(0.7%)	128,986	126,222	2.2%
Telecommunications	157,357	177,151	(11.2%)	78,973	79,894	(1.2%)
Premedia Technologies	28,066	34,188	(17.9%)	28,066	34,188	(17.9%)

Donnelley Print Solutions	716,404	806,000	(11.1%)	458,629	501,564	(8.6%)

Logistics Services	176,590	186,118	(5.1%)	42,085	38,817	8.4%

Financial Services	144,592	173,562	(16.7%)	123,161	144,443	(14.7%)
RRD Direct	36,946	40,113	(7.9%)	21,911	21,238	3.2%
International(1)	74,360	85,059	(12.6%)	35,829	40,315	(11.1%)
Other	—	1,198	N/M	—	1,550	N/M

Total Other	255,898	299,932	(14.7%)	180,901	207,546	(12.8%)

Total	$1,148,892	$1,292,050	(11.1%)	$681,615	$747,927	(8.9%)

(1)	Includes Latin America, Poland and China.

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

Second quarter value-added revenue for the Logistics Services segment increased $3 million, or 8.4%, from a year ago despite a 5.1% drop in net sales. Value-added revenue for our package logistics business increased 26.8% between years, driven by lower per unit transportation costs and increased postage discounts due to deeper penetration of the postal system (closer to the final destination). Value- added revenue for our print logistics business was down 7.3% between years, due to the volume shortfalls noted above, despite improvements in per unit transportation costs. Per unit transportation cost reductions across the Logistics Services segment between years reflect productivity initiatives, including improved vendor management and implementation of enhanced optimization software.

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

Excluding restructuring and impairment charges, second quarter 2002 earnings from operations for the Logistics Services segment were $2 million, compared with a loss from operations of $3 million a year ago. This improved performance was driven by higher value-added revenues from our package logistics business, reduced per unit transportation costs across the segment, and lower goodwill amortization of $2 million.

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

A summary analysis of expense trends is presented below:

Second Quarter Ended June 30

Thousands of dollars	2002	% of Sales	2001	% of Sales	% Change
Cost of materials	$331,529	28.9%	$396,822	30.7%	(16.5%)
Cost of transportation	135,747	11.8%	147,301	11.4%	(7.8%)
Cost of manufacturing(1)	416,285	36.2%	443,757	34.3%	(6.2%)
Depreciation	73,691	6.4%	80,576	6.2%	(8.5%)
Amortization	10,740	0.9%	12,874	1.0%	(16.6%)
Selling and administrative expenses(1)	134,024	11.7%	141,362	10.9%	(5.2%)
Restructuring and impairment charges	16,025	1.4%	52,333	4.1%	(69.4%)
Net interest expense	17,293	1.5%	18,676	1.4%	(7.4%)

(1)	Excludes depreciation and amortization, which are shown separately.

Items Affecting Comparability of the First Six Months of 2002 with the First Six Months of 2001

The following items affect comparability of the condensed consolidated statements of income and segment operating results:

Unusual items:

•	Restructuring and impairment: First half 2002 included pretax restructuring and impairment charges of $43 million ($26 million after-tax, or $0.23 per diluted share). During the first half of

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

The following table summarizes items affecting comparability:

	Six Months Ended June 30
Thousands of dollars, except per share data	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
As reported	$25,411	$46,436	$0.40	$33,580	$20,652	$0.17
Adjusted for unusual items:
Restructuring and impairment charges	42,717	26,485	0.23	72,035	44,302	0.37
Reversal of excess COLI tax reserves	—	(30,000)	(0.26)	—	—	—
Other investment write-downs	—	—	—	2,040	1,254	0.01

Excluding unusual items	68,128	42,921	0.37	107,655	66,208	0.55

Adjustment to prior year for amortization	—	—	—	9,002	6,899	0.06

Results excluding unusual items and adjusted for amortization	$68,128	$42,921	$0.37	$116,657	$73,107	$0.61

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

Consolidated value-added revenue decreased $163 million, or 11.0%, to $1,313 million compared with $1,476 million in the first half of 2001, driven by the decline in value-added revenue of our Donnelley Print Solutions segment of 12.9%. This decline of 12.9% was less than the decline in net sales of 15.0%, primarily due to higher customer-furnished paper during 2002 and improved material yield from productivity initiatives. Value-added revenue of our Logistics Services segment increased 13.6% between years, despite lower net sales, due to a 22.6% increase in value-added revenue for package logistics driven by favorable postage and per unit transportation costs. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During the first half of 2002, we recognized a reduction in our cost of materials of $19 million from the sale of by-products, compared with $22 million for the year ago period.

Gross profit as a percentage of net sales was 16.1% in the first half of 2002 compared with 16.3% in the first half of 2001. Our gross profit margin for the first half of 2002 was impacted negatively by lower margins within our Donnelley Print Solutions segment and a $9 million provision for litigation in our Corporate segment related to the closing of our Chicago catalog operations in 1993 (see Note 4 to the condensed consolidated financial statements), mostly offset by a higher gross profit margin within our Logistics Services segment between years. Our Logistics Services segment, which has a lower gross profit margin than our Donnelley Print Solutions segment, also represented a higher proportion of first half net sales in 2002 (15.5% versus 14.4% in 2001).

Selling and administrative expense decreased $15 million, or 5.3%, to $267 million compared with $282 million in the first half of 2001. This decrease was driven by reductions in volume-based incentives (sales commissions), additional restructuring savings and lower spending on complementary businesses, partially offset by higher management incentive compensation expense and lower benefit plan earnings. Selling and administrative expenses as a percentage of net sales was 11.9% in the first half of 2002 compared with 10.9% in the first half of 2001.

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

Including unusual items, earnings before income taxes in the first half of 2002 were $25 million compared with $34 million in 2001. Net income was $46 million, up $25 million from $21 million in 2001. Diluted earnings per share of $0.40 increased $0.23 from $0.17 in 2001.

The following comparisons exclude the impact of the unusual items previously discussed: Earnings before income taxes of $68 million in the first half of 2002 decreased 36.7% from $108 million in the first half of 2001. Net income of $43 million in the first half of 2002 decreased $23 million, or 35.2% from the first half of 2001, while diluted earnings per share decreased 32.7% to $0.37. The effective tax rate for the first half of 2002 was 37.0% compared with 38.5% in 2001. The 2002 effective tax rate is lower than 2001 due to the company’s settlement with the IRS surrounding the company’s COLI program (see Note 7 to the condensed consolidated financial statements).

The following table shows the trends in net sales and value-added revenue by end-market:

Six Months Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2002	2001	% Change	2002	2001	% Change
Magazines, Catalogs and Retail	$739,851	$917,224	(19.3)%	$464,158	$569,991	(18.6)%
Book Publishing Services	332,466	342,714	(3.0)%	240,521	243,088	(1.1)%
Telecommunications	300,618	353,568	(15.0)%	143,080	155,664	(8.1)%
Premedia Technologies	57,803	70,468	(18.0)%	57,803	70,468	(18.0)%

Donnelley Print Solutions	1,430,738	1,683,974	(15.0)%	905,562	1,039,211	(12.9)%

Logistics Services	348,669	372,336	(6.4)%	86,069	75,771	13.6%

Financial Services	247,467	274,401	(9.8)%	210,047	228,597	(8.1)%
RRD Direct	70,924	86,247	(17.8)%	40,735	46,719	(12.8)%
International (1)	144,744	175,499	(17.5)%	70,747	82,594	(14.3)%
Other	—	2,243	N/M	—	3,317	N/M

Total Other	463,135	538,390	(14.0)%	321,529	361,227	(11.0)%

Total	$2,242,542	$2,594,700	(13.6)%	$1,313,160	$1,476,209	(11.0)%

(1)	Includes Latin America, Poland and China.

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

First half value-added revenue for the Logistics Services segment increased $10 million, or 13.6%, from a year ago despite a 6.4% drop in net sales. Value-added revenue for our package logistics business increased 22.6% between years, driven by lower per unit transportation costs, increased postage discounts due to deeper penetration of the postal system (closer to the final destination) and improved mix. First half 2001 results for package logistics were hurt by a higher relative level of large mailers at price levels that proved to be unprofitable. Actions taken throughout 2001 to raise prices and adjust work mix have had a positive impact on package logistics’ value-added revenue. Value-added revenue for our print logistics business was up 3.8% between years, primarily due to a reduction in per unit transportation costs driven by operational efficiencies and improved vendor management.

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

Excluding restructuring and impairment charges, earnings from operations for the first half of 2002 for the Logistics Services segment were $5 million, compared with a loss from operations of $8 million a year ago. This improved performance was due to higher value-added revenue from both our print and package logistics businesses due to the factors noted above, along with lower goodwill amortization of $4 million. Earnings from operations in 2002 also benefited from the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota in mid-2001.

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

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 45 days as compared with 47 days a year ago. The ratio of operating working capital to sales also improved to 4.1% in 2002 from 6.0% in 2001.

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

(c)	A current report was filed on August 13, 2002 that included Item 5. “Other Events and Regulation FD Disclosure” and Item 7. “Financial Statements and Exhibits.”

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S/    VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

                       November 5, 2002
Date

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, William L. Davis, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of R.R. Donnelley & Sons Company;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: November 5, 2002

/s/     William L. Davis
William L. Davis
Chairman, President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

I, Gregory A. Stoklosa, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of R.R. Donnelley & Sons Company;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

Date: November 5, 2002

/s/     Gregory A. Stoklosa
Gregory A. Stoklosa
Executive Vice President and Chief Financial Officer