Form 10-Q
period 2002-09-30
DONNELLEY R R & SONS CO
filed 2002-11-13
CIK 29669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ✓	No

Number of shares of common stock
outstanding as of October 31, 2002	113,328,348

PART  I

FINANCIAL  INFORMATION

Item 1.    Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net sales	$1,177,280	$1,288,237	$3,419,822	$3,882,937
Cost of sales	935,101	1,050,616	2,815,484	3,223,461

Gross profit	242,179	237,621	604,338	659,476
Selling and administrative expenses	134,223	135,438	401,564	417,827
Restructuring and impairment charges	22,709	19,860	65,426	91,895

Earnings from operations	85,247	82,323	137,348	149,754
Other income (expense):
Interest expense	(16,937)	(18,831)	(49,683)	(55,132)
Other, net	6,391	4,870	12,447	7,320

Earnings before income taxes	74,701	68,362	100,112	101,942
Provision for income taxes	26,959	26,320	5,934	39,248

Net income	$47,742	$42,042	$94,178	$62,694

Net income per share of common stock
Basic	$0.42	$0.36	$0.83	$0.53
Diluted	0.42	0.36	0.82	0.53

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2002 and December 31, 2001
(Thousands of dollars, except share data)

ASSETS
	2002	2001
Cash and equivalents	$72,148	$48,615
Receivables, less allowance for doubtful accounts of $21,503 in 2002 and $22,571 in 2001	647,739	681,459
Inventories	132,418	126,718
Prepaid expenses	60,328	83,402

Total current assets	912,633	940,194

Net property, plant and equipment, at cost, less accumulated depreciation of $3,213,946 in 2002 and $3,148,018 in 2001	1,428,298	1,490,118
Goodwill, net of accumulated amortization of $57,655 in 2002 and $70,017 in 2001	307,026	312,613
Other intangible assets, net of accumulated amortization of $245,271 in 2002 and $243,405 in 2001	108,257	127,936
Other noncurrent assets	513,128	514,756

Total assets	$3,269,342	$3,385,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$265,786	$295,444
Accrued compensation	166,453	162,573
Short-term debt	310,410	168,497
Current and deferred income taxes	20,560	46,849
Other accrued liabilities	339,836	310,927

Total current liabilities	1,103,045	984,290

Long-term debt	775,296	881,318
Deferred income taxes	228,445	212,099
Other noncurrent liabilities	312,988	419,503

Total noncurrent liabilities	1,316,729	1,512,920

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2002 and 2001	308,462	308,462
Retained earnings	1,543,281	1,569,596
Accumulated other comprehensive loss	(129,486)	(109,002)
Unearned compensation	(5,765)	(6,998)
Reacquired common stock, at cost, 27,570,701 shares in 2002 and 27,439,636 shares in 2001	(866,924)	(873,651)

Total shareholders’ equity	849,568	888,407

Total liabilities and shareholders’ equity	$3,269,342	$3,385,617

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30
(Thousands of dollars)

	2002	2001
Cash flows provided by (used for) operating activities:
Net income	$94,178	$62,694
Restructuring and impairment charges	65,426	91,895
Gain from reversal of excess tax reserves	(30,000)	—
Loss on write-down of investments	—	2,040
Depreciation	217,503	239,319
Amortization	29,139	43,097
Gain on sale of assets and investments	(13,785)	(6,637)
Net change in operating working capital	865	(77,409)
Net change in other assets and liabilities	(118,593)	(42,513)
Other	263	8,342

Net cash provided by operating activities	244,996	320,828

Cash flows provided by (used for) investing activities:
Capital expenditures	(182,269)	(162,806)
Other investments including acquisitions	182	(2,326)
Dispositions of assets and investments	24,459	7,611

Net cash used for investing activities	(157,628)	(157,521)

Cash flows provided by (used for) financing activities:
Repayments of long-term debt	(75,083)	(4,428)
Short-term borrowings, net	103,056	101,118
Disposition of reacquired common stock	13,011	18,179
Acquisition of common stock	(19,356)	(215,282)
Cash dividends paid	(82,633)	(82,505)

Net cash used for financing activities	(61,005)	(182,918)

Effect of exchange rate changes on cash and equivalents	(2,830)	(555)
Net change in cash and equivalents	23,533	(20,166)
Cash and equivalents at beginning of period	48,615	60,873

Cash and equivalents at end of period	$72,148	$40,707

Changes in operating working capital:
Decrease (increase) in assets:
Receivables—net	$33,787	$36,252
Inventories—net	(10,641)	15,145
Prepaid expenses	22,488	6,391
Increase (decrease) in liabilities:
Accounts payable	(31,257)	(91,818)
Accrued compensation	4,669	(16,108)
Other accrued liabilities	(18,181)	(27,271)

Net change in operating working capital	$865	$(77,409)

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

NOTE 2. Components of the company’s inventories at September 30, 2002, and December 31, 2001, were as follows:

Thousands of dollars	2002	2001
Raw materials and manufacturing supplies	$88,072	$100,206
Work in process	164,060	112,333
Finished goods	771	904
Progress billings (1)	(66,381)	(32,621)
LIFO reserve	(54,104)	(54,104)

Total	$132,418	$126,718

(1) Progress billings represent customer prepayment for raw materials or work in process.
NOTE 3. The following provides supplemental cash flow information:

	Nine Months Ended September 30
Thousands of dollars	2002	2001
Interest paid (1)	$42,809	$43,629
Income taxes paid (2)	$176,700	$72,794

(1)	Excludes interest received of $5 million for the nine months ended September 30, 2002 on interest rate swap agreements (see Note 9 to the condensed consolidated financial statements).
(2)
Includes taxes and interest for the nine months ended September 30, 2002 and 2001 of $130 million and $62 million, respectively, related to the company’s settlement with the Internal Revenue Service for corporate-owned life insurance (see Note 7 to the condensed consolidated financial statements).

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

On April 6, 2001, in an amended opinion, the district court judge in the Jones and Adams cases certified three plaintiff classes in the actions in addition to the 94 individually-named plaintiffs in Adams: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations; a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees; and a class consisting of African-Americans subjected to an allegedly hostile working environment at the Chicago catalog operations, the Chicago Financial, Pontiac or Dwight, Illinois, manufacturing operations. The judge also consolidated the Jones and Adams cases for pretrial purposes.

On September 16, 2002, the seventh circuit court of appeals overturned a ruling by the trial court and held that a two-year statute of limitations applies to the claims filed under the Civil Rights Act. The court of appeals remanded the case for further proceedings consistent with its opinion, the effect of which would be to bar claims arising solely from the company’s actions at its Chicago catalog operations. On September 27, 2002, plaintiffs filed their petition with the court of appeals seeking rehearing of the matter en banc. The district court judge has also set for trial the claims of four of the plaintiffs with individual claims unaffected by the ruling on the statute of limitations, the first such trial to begin in December, 2002.

On December 18, 1995, a class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleged that the company violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable under its Retirement Benefit and Separation Pay Plans to retiring or terminated employees. The complaint sought recalculation of pension benefits and separation pay due plaintiffs since their termination dates, as well as actual damages for, and reinstatement to correct, the alleged discrimination. On August 14, 1997, the court certified classes in both the age discrimination and ERISA claims limited to certain former employees of the Chicago catalog operations.

On December 28, 2000, a purported class action was brought against the company and certain of its benefit plans in federal district court in Chicago on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleged that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both allegedly in violation of plan documents and ERISA. The complaint sought recalculation of pension benefits due plaintiffs since their retirement dates, reimbursement of any amounts paid by plaintiffs for medical coverage, interest on the foregoing amounts, as well as a declaration as to the benefits due plaintiffs in the future.

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

As to other claims of the plaintiffs in the cases, by order dated January 4, 2002, the district court judge granted summary judgment on the Jefferson claim relating to medical benefits, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. Following a two week trial on the age discrimination claim raised in Gerlib, on August 2, 2002, a jury upheld the company’s position, finding that the company did not discriminate against older workers in the shutdown of the Chicago catalog operations. On November 7, 2002, the judge denied plaintiffs’ motion seeking a new trial on the age discrimination claim and granted plaintiffs’ motion to award prejudgment interest on the ERISA claims decided against the Company. Claims for attorneys’ fees remain undecided.

The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly and without discriminating in closing the operations, and that the adverse rulings of the district court judge are based on language contained in the company’s plan documents rather than on wrongdoing of the company. Further, with regard to all cases, the company believes it has a number of valid defenses to all of the claims made and will vigorously defend its actions, including filing appeals of rulings made by the district court judge. However, while the age discrimination claim has been decided in the company’s favor, other discrimination claims in these cases remain undecided and the appropriate statute of limitations to apply to certain of the discrimination claims has not been finally decided. Therefore, management is unable to make a meaningful estimate of the overall loss that could result from the final determination of these matters.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2002	2001	2002	2001
Net income	$47,742	$42,042	$94,178	$62,694
Unrealized foreign currency loss	(7,202)	(9,144)	(20,484)	(17,199)

Comprehensive income	$40,540	$32,898	$73,694	$45,495

NOTE 6. The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Beginning January 1, 2002, the company revised its segment reporting to reflect changes in how it operates and reports internally its businesses. As a result of these changes, the company now discloses two reportable segments: Donnelley Print Solutions and Logistics Services. R.R. Donnelley Print Solutions (Donnelley Print Solutions) is comprised of the company’s businesses serving the following end markets within the commercial print industry: Magazines, Catalogs and Retail; Book Publishing Services; Telecommunications; and Premedia Technologies. Donnelley Print Solutions was created to optimize the company’s production capacity serving these end markets and to enhance service delivery capabilities. The formation of Donnelley Print Solutions was intended to create a more cost-effective, integrated and flexible print platform using a single business model and operating under one management team.

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

The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Financial Condition and Results of Operations on page 21 and the “Summary of Significant Accounting Policies” footnote on page F-6 in the 2001 Annual Report on Form 10-K.

Industry Segment Information

Thousands of dollars	Donnelley Print Solutions	Logistics Services	Other (1)	Corporate	Consolidated Total
Three Months Ended September 30, 2002
Net sales	$771,291	$192,896	$213,093	$—	$1,177,280
Restructuring and impairment charges	6,562	286	3,088	12,773	22,709
Earnings (loss) from operations	106,890	2,159	(12,104)	(11,698)	85,247
Earnings (loss) before income taxes	110,131	2,160	(8,049)	(29,541)	74,701

Three Months Ended September 30, 2001
Net sales	$856,585	$190,059	$241,593	$—	$1,288,237
Restructuring and impairment charges	7,928	190	11,742	—	19,860
Earnings (loss) from operations	96,966	236	(26,892)	12,013	82,323
Earnings (loss) before income taxes	100,239	353	(26,458)	(5,772)	68,362

Nine Months Ended September 30, 2002
Net sales	$2,202,029	$541,565	$676,228	$—	$3,419,822
Restructuring and impairment charges	43,716	408	7,120	14,182	65,426
Earnings (loss) from operations	178,134	7,216	(36,211)	(11,791)	137,348
Earnings (loss) before income taxes	188,933	7,174	(38,159)	(57,836)	100,112
Assets	1,701,900	233,646	659,351	674,445	3,269,342

Nine Months Ended September 30, 2001
Net sales	$2,540,559	$562,395	$779,983	$—	$3,882,937
Restructuring and impairment charges	69,666	281	18,252	3,696	91,895
Earnings (loss) from operations	176,958	(7,566)	(64,200)	44,562	149,754
Earnings (loss) before income taxes	186,502	(7,478)	(62,307)	(14,775)	101,942
Assets	1,964,942	245,255	800,497	628,109	3,638,803

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

The following table shows net sales by end-market:

	Net Sales
	Three Months Ended September 30,			Nine Months Ended September 30,
Thousands of dollars	2002	2001	% Change	2002	2001	% Change
Magazines, Catalogs and Retail	$387,643	$446,579	(13.2)%	$1,127,493	$1,363,801	(17.3)%
Book Publishing Services	193,882	199,505	(2.8)%	526,349	542,220	(2.9)%
Telecommunications	158,756	174,162	(8.8)%	459,374	527,731	(13.0)%
Premedia Technologies	31,010	36,339	(14.7)%	88,813	106,807	(16.8)%

Donnelley Print Solutions	771,291	856,585	(10.0)%	2,202,029	2,540,559	(13.3)%
Logistics Services	192,896	190,059	1.5%	541,565	562,395	(3.7)%
Financial Services	93,482	117,233	(20.3)%	340,949	391,635	(12.9)%
RRD Direct	33,828	46,148	(26.7)%	104,752	132,394	(20.9)%
International (2)	85,783	77,101	11.3%	230,527	252,599	(8.7)%
Other	—	1,111	N/M	—	3,355	N/M

Total Other	213,093	241,593	(11.8)%	676,228	779,983	(13.3)%

Total	$1,177,280	$1,288,237	(8.6)%	$3,419,822	$3,882,937	(11.9)%

(2)	Includes Latin America, Poland and China.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 7. The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. In several federal court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. In its audit of the company’s 1990 to 1992 tax returns, the Internal Revenue Service (IRS) disallowed the deductions taken by the company.

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. Prior to the settlement, the company’s exposure related to past COLI interest deductions was $272 million, including interest, after-tax. Based upon the 80% settlement, the company’s exposure for all years is approximately $217 million in taxes and interest, after-tax, of which $62 million ($55 million after-tax) was paid in prior years. The company paid approximately $130 million of this liability to the IRS in April 2002, with the remainder expected to be paid prior to December 31, 2003. The remaining amount owed is classified in the accompanying condensed consolidated balance sheet as current income taxes payable.

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

As a result of the company’s settlement agreement with the IRS, the company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the company recorded a one-time tax benefit of $30 million to reflect the reduction in tax reserves. In addition, the company recorded a nonrecurring pretax charge of $5 million in the first quarter of 2002 related to the surrender of the above COLI policies, which is classified in other income (expense), net, in the accompanying condensed consolidated statement of income.

NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Average shares outstanding—basic	113,143	115,831	113,039	117,610
Effect of dilutive securities	1,156	1,935	1,631	1,767

Average shares outstanding—diluted	114,299	117,766	114,670	119,377

Options outstanding to purchase 11 million shares of common stock at September 30, 2002 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the company’s common shares. The range of exercise prices for these options was between $25.81 and $46.88 and $28.25 and $46.88 for the three and nine months ended September 30, 2002, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Options outstanding to purchase 10 million shares of common stock at September 30, 2001 were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price of the company’s common shares. The range of exercise prices for these options was between $29.50 and $57.70 and $28.44 and $57.70 for the three and nine months ended September 30, 2001, respectively

The number of common shares outstanding as of September 30, 2002 and 2001 was 113 million and 115 million, respectively.

NOTE 9. The company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. From time to time, the company uses financial instruments, including interest rate swap agreements and forward exchange and option contracts, to manage exposure to movements in interest rates and exchange rates. On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5% per annum and maturing on November 15, 2006. In conjunction with this issuance, the company entered into two interest rate swap agreements. The two agreements have effective dates of November 14, 2001 for notional amounts of $100 million each, maturing on November 15, 2006. These agreements effectively converted the notes’ fixed rate to a floating rate of six month LIBOR plus 86.3 basis points. These swaps have been designated as fair value hedges. The fair value of these interest rate swap agreements, based on quotes from swap dealers, was an asset of approximately $10 million at September 30, 2002 and a liability of approximately $8 million at December 31, 2001. These amounts have been recorded in the accompanying condensed consolidated balance sheet in “Other noncurrent assets” and “Other noncurrent liabilities,” as of September 30, 2002 and December 31, 2001, respectively with offsets recorded in “Long-term debt.”

The company entered into a swap agreement with an effective date of May 15, 2002 for a notional amount of $200 million that matures on November 15, 2002. This agreement swaps a floating rate of six month LIBOR for a fixed rate of 2.2675% per annum. The net effect of this agreement is to achieve a fixed rate of 3.13% per annum for the period from May 15, 2002 to November 15, 2002. This swap agreement does not qualify for hedge accounting under SFAS No. 133 and, accordingly, the change in the fair value of this agreement of $0.4 million for the nine months ended September 30, 2002, was recorded as a loss and included in interest expense. The fair value of this swap agreement, based on quotes from swap dealers, was a liability of $0.2 million at September 30, 2002 and is included in “Other accrued liabilities.”

In July 2002, the company entered into two additional interest rate swap agreements with an effective date of November 15, 2002 for notional amounts of $100 million each, maturing on May 15, 2003. The first agreement swaps a floating rate of six month LIBOR for a fixed rate of 2.0%. The second agreement swaps a floating rate of six month LIBOR for a fixed rate of 1.965%. The net effect of these agreements is to achieve a fixed rate of 2.846% per annum from November 15, 2002 through May 15, 2003. These agreements do not qualify for hedge accounting under SFAS No. 133 and, accordingly, the change in the fair value of this agreement of $0.4 million for the quarter and nine months ended September 30, 2002 was recorded as a loss and included in interest expense. The fair value of these two swap agreements, based on quotes from swap dealers, totalled a liability of $0.4 million at September 30, 2002 and is included in “Other accrued liabilities.”

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the interest rate swaps described above:

Thousands of dollars			Notional Principal(1)	Interest Rates
Effective Date	Maturity Date	Interest Rate Swaps		Receive	Pay
November 14, 2001	November 15, 2006	Receive fixed–pay floating	$100,000	5.0%	LIBOR + 0.863%
November 14, 2001	November 15, 2006	Receive fixed–pay floating	100,000	5.0%	LIBOR + 0.863%
May 15, 2002	November 15, 2002	Receive floating–pay fixed	200,000	LIBOR	2.268%
November 15, 2002	May 15, 2003	Receive floating–pay fixed	100,000	LIBOR	2.000%
November 15, 2002	May 15, 2003	Receive floating–pay fixed	100,000	LIBOR	1.965%

(1)
The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of dollar principal exchanged at maturity, if applicable.

NOTE 10. The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. Beginning in 2001, the company initiated various restructuring plans, which consisted primarily of the consolidation of plant operations within the Donnelley Print Solutions segment, and the elimination of general and administrative positions company-wide. During the first nine months of 2002, the company announced the closure of its Berea, Ohio facility, along with further workforce reductions primarily within the Donnelley Print Solutions segment.

First quarter 2002 restructuring and impairment:

During the first quarter of 2002, the company recognized a pretax restructuring and impairment charge of $27 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions—$23 million; Corporate—$1 million; and Other—$3 million. This charge included $5 million in expensed as incurred charges for defined exit activities that related to 2001 announced plans (the 2001 plans). The first quarter 2002 restructuring plan (the first quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The first quarter pretax charge consisted of the following:

•
$15 million of employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions. Of this charge, $11 million represented early retirement benefit costs to be financed by the company’s various benefit plans. The actions approved under the first quarter plan will result in the termination of 692 employees, the majority of whom were terminated in the first half of 2002.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Second quarter 2002 restructuring and impairment:

During the second quarter of 2002, the company recognized a pretax restructuring and impairment charge of $16 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions—$14 million; and Other—$2 million. This charge included $6 million in expensed as incurred charges for defined exit activities that related to 2001 plans. The second quarter 2002 restructuring plan (the second quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The second quarter pretax charge consisted of the following:

•
$3 million of employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions. Of this charge, $1 million represented early retirement benefit costs to be financed by the company’s various benefit plans. The actions approved under the second quarter plan will result in the termination of 249 employees, the majority of whom were terminated in the second quarter of 2002.

•
$7 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. These costs relate primarily to plant closures announced in 2001.

•
$6 million as an adjustment for additional anticipated losses on the disposal of property and equipment, primarily related to buildings that are held for disposal, based on current market conditions. The majority of the adjustment relates to plant closures announced in 2001.

Third quarter 2002 restructuring and impairment:

During the third quarter of 2002, the company recognized a pretax restructuring and impairment charge of $23 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions—$7 million; Corporate—$13 million; and Other—$3 million. The third quarter 2002 restructuring plan (the third quarter plan) consisted of workforce reductions and consolidations at several of the company’s facilities. The third quarter pretax charge consisted of the following:

•
$8 million of employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions. Included in this amount is an increase of $4 million in costs for employees previously terminated who subsequently elected to receive enhanced early retirement benefits in lieu of severance. The actions approved under the third quarter plan will result in the termination of 181 employees, the majority of whom were terminated in the third quarter of 2002.

•	$8 million in non-cash curtailment losses related to the company’s postretirement benefit plan recorded in the Corporate segment.

•	$1 million of exit costs to maintain closed facilities until the estimated dates of sale.

•
$7 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as incurred basis. These costs relate primarily to plant closures announced in 2001.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

•	$1 million reduction in the reserve for asset impairment due to the company’s decision not to sell certain equipment previously held for disposal.

The following summarizes the restructuring activities from January 1, 2002 to September 30, 2002:

Thousands of dollars	Reserve balance at January 1, 2002	First quarter 2002 charges	Second quarter 2002 charges	Third quarter 2002 charges	Cash payments	Pension and post-retirement benefits plan adjustment	Non-cash items	Reserve balance at September 30, 2002
Employee termination benefits	$25,291	$14,808	$3,389	$7,917	$(18,024)	$(20,714)	$—	$12,667
Postretirement plan curtailment	—	—	—	8,320	—	(8,320)	—	—
Exit costs	8,638	2,545	76	739	(5,846)	—	—	6,152
Relocation costs	—	5,035	7,087	6,477	(18,599)	—	—	—
Asset impairment	—	4,304	5,473	(744)	—	—	(9,033)	—

Total	$33,929	$26,692	$16,025	$22,709	$(42,469)	$(29,034)	$(9,033)	$18,819

Status of the restructuring plans:

In connection with the 2001 plans, the company has ceased print production at its St. Petersburg and South Daytona, Florida, Houston, Texas, Des Moines, Iowa and Old Saybrook, Connecticut facilities, and all customer work has been transferred to other company facilities. Additional charges related to the 2001 plans are expected to be minimal, and will primarily relate to relocation costs for employees transferred from closed facilities and equipment transfers. Of a total of 2,869 planned employee terminations, 2,806 have been completed. The Houston, Texas facility remains open as a sales and service center. The St. Petersburg and South Daytona, Florida, Des Moines, Iowa and Old Saybrook, Connecticut facilities are currently being held for disposal.

In connection with the plans announced in 2002, the company has ceased print production at its Berea, Ohio facility, and customer work has been transferred to other company facilities. The Berea, Ohio facility is currently being held for disposal. Additional charges related to the 2002 plans are expected to be approximately $4 million, which are anticipated to be recognized during the fourth quarter of 2002, and relate primarily to employee and equipment relocation. Of a total of 1,123 planned employee terminations related to the 2002 plans, 1,010 have been completed. Substantially all terminations are expected to be completed by December 31, 2002.

In the third quarter of 2002, the company recognized an $8 million non-cash curtailment loss related to the company’s postretirement benefit plans. The curtailment loss recognized represents the increase in the accumulated postretirement benefit obligation and the recognition of prior service costs related to the reduction in the number of employees due to restructuring.

As a result of restructuring actions, the company will reduce its workforce by 3,992 employees or approximately 12.1% of its workforce since 2000. As of September 30, 2002, under the restructuring plans, a total of 3,816 terminations have been completed.

The net book value of assets to be disposed of under the restructuring plans as of September 30, 2002 was $19 million, all of which relate to Donnelley Print Solutions. Annual depreciation on these assets would have been approximately $4 million. The assets are comprised primarily of land, plant facilities, printing presses and related equipment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11. During the third quarter of 2001, as a result of deteriorating market conditions, the company determined that the carrying value of long-lived assets at one of its subsidiaries in Mexico, Ediciones Eclipse S.A. de C.V. (Eclipse), was impaired based on estimated future undiscounted cash flows. Accordingly, the company recorded a non-cash pretax impairment charge of $12 million ($7 million after-tax, or $0.06 per diluted share) in the third quarter of 2001 to writedown the carrying value of Eclipse’s long-lived assets to fair value. Of the total pretax charge, $10 million related to the writedown of goodwill and $2 million to the writedown of property, plant and equipment.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In accordance with SFAS No. 142, effective January 1, 2002, the company discontinued its amortization of goodwill. The impact of discontinuing amortization of goodwill on net income and basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars, except per share data	2002	2001	2002	2001
Net Income:
Reported net income	$47,742	$42,042	$94,178	$62,694
Goodwill amortization, net of tax	—	3,294	—	10,193

Adjusted net income	$47,742	$45,336	$94,178	$72,887

Basic Earnings Per Share:
Reported basic earnings	$0.42	$0.36	$0.83	$0.53
Goodwill amortization, net of tax	—	0.03	—	0.09

Adjusted basic earnings	$0.42	$0.39	$0.83	$0.62

Diluted Earnings Per Share:
Reported diluted earnings	$0.42	$0.36	$0.82	$0.53
Goodwill amortization, net of tax	—	0.03	—	0.09

Adjusted diluted earnings	$0.42	$0.39	$0.82	$0.62

Goodwill associated with each of the company’s business segments and changes in those amounts during the period were as follows:

Thousands of dollars	Net Book Value at January 1, 2002	Foreign Exchange/Other	Disposition	Net Book Value at September 30, 2002
Donnelley Print Solutions	$80,552	$—	$—	$80,552
Logistics Services	150,344	—	—	150,344
Other(1)	81,717	(3,787)	(1,800)	76,130

	$312,613	$(3,787)	$(1,800)	$307,026

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

Other intangible assets primarily consists of the costs of acquiring print contracts and volume guarantees that are amortized primarily as a reduction to net sales over the periods in which benefits will be realized.

The aggregate amortization expense for intangible assets subject to amortization was $6 million and $7 million for the three months ended September 30, 2002 and 2001, respectively, and $20 million and $23 million for the nine months ended September 30, 2002 and 2001, respectively.

NOTE 13. Effective January 1, 2002, the company adopted SFAS No. 144, Accounting for Impairment of Long-Lived Assets which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for the disposal of long-lived assets by sale and resolves significant implementation issues related to SFAS No. 121, including defining when an asset can be considered held-for-sale and the measurement of future cash flows. The adoption of this standard did not have a material impact on the company’s financial position, results of operations or cash flows for the three or nine months ended September 30, 2002.

NOTE 14. In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for costs associated with an exit or disposal activity shall be recognized and measured initially at fair value in the period in which the liability is incurred, rather than at the date of a commitment to the exit or disposal plan. This statement will be applied prospectively to exit or disposal activities that are initiated by the company after December 31, 2002.

NOTE 15. In February 2002, the company filed a Form S-3 Registration Statement with the Securities and Exchange Commission under which it may offer, on a delayed basis, up to $425 million of debt securities. As of September 30, 2002, $500 million of debt securities remained available for issuance by the company under effective Form S-3 registration statements.

NOTE 16. In October 2002, the company replaced its revolving credit facilities with two new revolving credit facilities. The new facilities consist of a short-term facility that matures in October 2003 and provides for borrowings of up to $175 million and a long-term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The credit facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of November 12, 2002 there have been no borrowings under these credit facilities.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (NYSE:DNY) provides comprehensive, integrated communications services that efficiently and effectively produce, manage and deliver our customers’ content, regardless of the communications medium. While our print capabilities remain the foundation of the company, our recent focus on expanding the range of offerings with value-added services allows us to create additional value.

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

Our 138-year history as a printing industry leader positions us well for the future. We expect print advertising to remain among the most cost-effective ways for our customers to deliver their messages and generate revenue as they use words and images to inform, educate, entertain and sell to their audiences.

We believe that print will remain integral to successful marketing given its unique capabilities, such as portability and high-quality graphics that cannot be duplicated by other communications methods. We also believe that the nature of print will evolve. The ability of print to be targeted, timely, flexible and integrated with other communications media will become more critical.

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

The following describes the end-markets we serve:

Magazines, Catalogs and Retail    R.R. Donnelley is a leader in the North American magazine, catalog and retail advertising insert markets. These markets are characterized by demand for large, cost- effective print runs with opportunity for differentiation among competitors through services such as Premedia Technologies and Donnelley Logistics. Our U.S. customers include the majority of the top 10 magazine titles, consumer catalog companies and retailers. Contracts typically span from three to five years.

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

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for the majority of the top 10 U.S. book publishers and we typically print more than 50% of The New York Times’ adult best-seller titles. We also print approximately one-third of all textbooks used in classrooms in the U.S.

Premedia Technologies    R.R. Donnelley’s Premedia Technologies business partners with customers to effectively create, manage, prepare and distribute customer content. We offer services in both conventional and digital photography, creative and color services, page production, ad management, facilities management and content management. Integrating these core competencies enables us to help customers efficiently, consistently and successfully deliver their messages across multiple channels, including print and the Internet. We leverage our experience in content production and workflow optimization to link our customers’ creative processes with today’s technologies. Facilities located in key markets provide close customer contact with nationwide scaleup capabilities. Premedia Technologies’ services are used by leading-edge companies in the advertising agency, catalog, corporate, magazine, retail and telecommunications markets.

R.R. Donnelley Logistics    R.R. Donnelley is one of the largest users of the USPS, handling approximately 19 billion print and mail pieces, and over 140 million packages each year. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator.

In February 2000, Donnelley Logistics extended its services by adding package delivery (package logistics) to its established business of delivering printed material (print logistics). By leveraging the USPS infrastructure to make the final delivery to households and businesses, the company provides more economical logistics services. Through “zone skipping,” greater postal discounts are obtained, and we provide more timely, reliable delivery for customers.

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

RRD Direct    RRD Direct offers expertise in a wide range of direct marketing print and related services. Our full-service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. We produce highly personalized and sophisticated direct mail pieces that generate results for our customers.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires the company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. For information on accounting policies, refer to the “Summary of Significant Accounting Policies” footnote on page F-6 in the 2001 Annual Report on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The company recognizes print revenue when title and risk of loss transfers to the customer. Approximately 70% of the company’s business is under contract. Contracts typically specify F.O.B. shipping point terms. The company recognizes revenue upon final shipment for a print job and not on a partial shipment basis or percentage-of-completion basis. For most print jobs, it is common for customers to inspect the quality of the product at our facilities up to and including at the time of shipment. Our products are not shipped subject to any contractual right of return provisions. Absent specific contract terms, the company recognizes revenue upon final delivery of the product or upon completion of the service performed.

Revenues related to the company’s Premedia Technologies operations, which include digital content management such as photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon shipment of the completed product if sold as part of a final printed product, or once the service has been performed and accepted by the customer if sold separately (e.g., digital photography). With respect to Donnelley Logistics, which includes delivery of packages and printed material, the company recognizes revenue upon completion of the delivery services it provides.

Accounting for Goodwill and Certain Other Intangibles

In assessing the recoverability of the company’s goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, the company may be required to record impairment charges not previously recorded. On January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and was required to assess its goodwill and intangible assets with indefinite lives for impairment upon adoption, on an interim basis if conditions require, and, at a minimum, annually using a two-step process that begins with an estimation of the fair value of the reporting unit. The first test is a screen for the potential impairments, and the second step measures the amount of any impairment. These tests utilize fair value amounts that are developed by discounting estimated future cash flows developed by the company’s management. We completed the transitional test in the second quarter of 2002. The annual test of goodwill and intangible assets for impairment will be performed during the fourth quarter of 2002.

Commitments and Contingencies

The company is subject to lawsuits, investigations and other claims related to environmental, employment and other matters. Periodically, we review the status of each significant matter and assess potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. See Note 4 to the condensed consolidated financial statements for a description of certain legal proceedings.

Long-lived Assets

The company is required to assess potential impairments to its long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows developed by the company’s management. Long-lived assets that are held for disposal are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell. The company’s long-lived assets primarily include property, plant and equipment, investments in affordable housing, goodwill and other intangible assets (primarily the costs of acquiring print contracts and volume guarantees that are amortized over the periods in which benefits will be realized).

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

Accounting for Income Taxes

Significant judgment is required in determining the effective tax rate used by the company. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various domestic and foreign tax authorities. As part of these audits, the company’s tax positions can be questioned. Although the company believes that its estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in its historical income tax provision and accruals.

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

Results of Operations

The following is a discussion of the results of operations for the third quarter and first nine months of 2002 compared with the third quarter and first nine months of 2001, and a discussion of the changes in financial condition during the first nine months of 2002.

Items Affecting Comparability of the Third Quarter of 2002 with the Third Quarter of 2001

The following items affect comparability of the condensed consolidated statements of income and segment operating results:

Unusual items—restructuring and impairment: Third quarter 2002 included pretax restructuring and impairment charges of $23 million ($14 million after-tax, or $0.12 per diluted share). During the third quarter of 2002, we incurred certain costs associated with defined exit activities from previously announced restructuring plans, as well as several additional workforce reductions. Included in restructuring and impairment in the third quarter was an $8 million non-cash provision related to the curtailment loss on our postretirement benefit plans. Third quarter 2002 pretax restructuring and impairment charges by segment were as follows: Donnelley Print Solutions: $7 million; Corporate: $13 million and Other: $3 million.

Third quarter 2001 included pretax restructuring and impairment charges of $20 million ($12 million after-tax, or $0.10 per diluted share). The costs include a reduction in the carrying value of long-lived assets at one of our subsidiaries in Mexico, Ediciones Eclipse S.A. de C.V. (Eclipse). The non-cash pretax impairment charge was $12 million ($7 million after-tax, or $0.06 per diluted share) to writedown the carrying value of Eclipse’s long-lived assets to fair value. Of the total pretax charge, $10 million related to the writedown of goodwill and $2 million to the writedown of property, plant and equipment. The remaining charges in the quarter related to certain costs associated with defined exit activities from previously announced restructuring plans, as well as additional workforce reductions. Third quarter 2001 pretax restructuring and impairment charges by segment were as follows: Donnelley Print Solutions: $8 million and Other: $12 million.

For a further description of restructuring and impairment activities for the third quarter of 2002 and cumulative activity since the initiation of the restructuring plans, see Note 10 to the condensed consolidated financial statements and the “Restructuring and Impairment” footnote on page F-9 in the 2001 Annual Report on Form 10-K.

Adoption of New Accounting Standards: As discussed in Note 12 to the condensed consolidated financial statements, the company adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized after the date of adoption. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Third quarter 2001 earnings (loss) from operations included $4 million ($3 million after-tax, or $0.03 per diluted share) of goodwill amortization expense no longer being recorded under SFAS No. 142. Goodwill amortization expense by segment for the third quarter of 2001 was as follows: Donnelley Print Solutions: $1 million; Logistics Services: $2 million and Other: $1 million.

The following table summarizes income (expense) items affecting comparability:

	Three Months Ended September 30
Thousands of dollars, except per share data	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
Restructuring and impairment charges	$(22,709)	$(13,627)	$(0.12)	$(19,860)	$(12,214)	$(0.10)
Impact of prior year goodwill amortization	—	—	—	(4,350)	(3,294)	(0.03)

Total	$(22,709)	$(13,627)	$(0.12)	$(24,210)	$(15,508)	$(0.13)

Consolidated Results— Third Quarter 2002 Compared with Third Quarter 2001

Consolidated net sales decreased $111 million, or 8.6%, to $1,177 million compared with $1,288 million in the third quarter of 2001, driven by the decline in net sales of our Donnelley Print Solutions segment of 10.0%. Net sales of our Logistics Services segment were up 1.5% between years, with an 8.4% increase in net sales for the package logistics business partially offset by a decrease of 8.8% in net sales from print logistics.

For our print-related businesses, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. The value of customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation and postage. By measuring value-added revenue, we eliminate the effect of material prices and transportation costs, as well as mix issues related to customer-furnished versus Donnelley-furnished paper.

Consolidated value-added revenue decreased $55 million, or 7.5%, to $684 million compared with $740 million in the third quarter of 2001, primarily driven by the decline in value-added revenue of the Donnelley Print Solutions segment of 6.6%. Donnelley Print Solutions’ percentage decline in value-added revenue was less than the decline in net sales, primarily due to higher customer-furnished paper during 2002. Value-added revenue of our Logistics Services segment increased 6.6% between years, due to a 16.7% increase in value-added revenue for package logistics driven by higher postage discounts due to deeper penetration of the postal system, partially offset by a 5.4% decrease within the print logistics business. In addition, value-added revenue is affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During the third quarter of 2002, we recognized a reduction in cost of materials of $14 million from by-product revenues, compared with $10 million a year ago.

Gross profit as a percentage of net sales was 20.6% in the third quarter of 2002 compared with 18.4% in the third quarter of 2001. Gross profit for our Donnelley Print Solutions segment was favorable to the prior year due to the impact of restructuring savings and productivity initiatives, as well as gains on the sale of a facility in York, England ($6 million) and miscellaneous equipment ($1 million). Gross profit for our Logistics Services segment was basically flat as compared to the prior year quarter after excluding the impact of the elimination of goodwill amortization in 2002.

Selling and administrative expenses decreased $1 million, or 0.9%, to $134 million compared with $135 million in the third quarter of 2001. This decrease was driven by reductions in volume-based incentives (sales commissions), savings from restructuring actions and lower spending on complementary businesses, partially offset by higher management incentive compensation expense and lower benefit plan earnings. Selling and administrative expenses as a percentage of net sales was 11.4% in the third quarter of 2002 compared with 10.5% in the third quarter of 2001.

Net interest expense decreased 10.1% to $17 million in the third quarter of 2002, compared with $19 million in the third quarter of 2001, primarily due to lower effective interest rates on outstanding debt. Other income, net, in the third quarter of 2002 was $6 million compared with $5 million in the third quarter of 2001. Third quarter 2002 other income, net, included an increase of $4 million in earnings from equity-based investments between years, partially offset by $3 million of lower miscellaneous income.

Earnings before income taxes in the third quarter of 2002 were $75 million compared with $68 million in 2001. Earnings before income taxes included $23 million and $20 million in restructuring and impairment charges for the three months ended September 30, 2002 and 2001, respectively. Net income was $48 million, up $6 million from $42 million in 2001. Diluted earnings per share of $0.42 increased $0.06 from $0.36 in 2001. The effective tax rate for the third quarter of 2002 was 36.1% compared with 38.5% in 2001. The 2002 effective rate is lower than 2001 primarily due to the company’s settlement with the IRS surrounding the company’s COLI program (see Note 7 to the condensed consolidated financial statements).

The following table shows the trends in net sales and value-added revenue by end-market:

Third Quarter Ended September 30

	Net Sales				Value-Added Revenue
Thousands of dollars	2002	2001	% Change		2002	2001	% Change
Magazines, Catalogs and Retail	$387,643	$446,579	(13.2%	)	$245,113	$276,686	(11.4%	)
Book Publishing Services	193,882	199,505	(2.8%	)	137,003	136,909	0.1%
Telecommunications	158,756	174,162	(8.8%	)	81,158	79,116	2.6%
Premedia Technologies	31,010	36,339	(14.7%	)	31,016	36,339	(14.6%	)

Donnelley Print Solutions	$771,291	$856,585	(10.0%	)	$494,290	$529,050	(6.6%	)

Logistics Services	192,896	190,059	1.5%		45,089	42,307	6.6%

Financial Services	93,482	117,233	(20.3%	)	78,393	98,819	(20.7%	)
RRD Direct	33,828	46,148	(26.7%	)	20,586	25,355	(18.8%	)
International(1)	85,783	77,101	11.3%		45,983	40,569	13.3%
Other	—	1,111	N/M		—	3,400	N/M

Total Other	213,093	241,593	(11.8%	)	144,962	168,143	(13.8%	)

Total	$1,177,280	$1,288,237	(8.6%	)	$684,341	$739,500	(7.5%	)

(1)	Includes Latin America, Poland and China. Other international locations are included within the respective end-market.

Operating Results by Business Segment—Third Quarter 2002 Compared with Third Quarter 2001

As discussed more fully in Note 6 to the condensed consolidated financial statements, we have two reportable segments: Donnelley Print Solutions and Logistics Services.

Net Sales

Net sales for the Donnelley Print Solutions segment decreased $85 million in the third quarter of 2002, or 10.0%, from a year ago. Third quarter net sales for Magazines, Catalogs and Retail decreased 13.2% between years, which reflected volume decreases and price deterioration across all major markets. The continued economic slowdown during 2002 has resulted in lower volume and more customer bankruptcies within our Catalog and Retail markets, and lower advertising pages in both trade and consumer magazines. The net sales decline in Premedia Technologies is driven by these same factors. Depressed volumes in these markets are driving increased competition and pricing pressures, and certain customer work which has been lost due to bankruptcy or other factors has been replaced with lower priced work. Book Publishing Services’ third quarter net sales decreased 2.8% between years due to decreases in the education, religious, and specialty markets and more customer-furnished paper, partially offset by increases in the consumer market. Third quarter 2002 net sales for Telecommunications were down 8.8% between years due to a shift to more customer-furnished paper.

Third quarter net sales for the Logistics Services segment increased $3 million, or 1.5%, from a year ago. Third quarter net sales for the package logistics business were up 8.4% between years. Unit volumes for package logistics were up 27.3%, which were partially offset by a mix change towards lighter weight, lower priced packages. Third quarter net sales for the print logistics business were down 8.8% between years consistent with the sales declines in our other print-related businesses.

Financial Services’ third quarter net sales decreased $24 million, or 20.3%, from a year ago, driven by volume decreases in both the U.S. and international capital markets, as well as customized communications solutions. We derived 19.4% and 14.3% of our capital markets net sales from international in the third quarter of 2002 and 2001, respectively. For the third quarter of 2002, U.S. capital markets and international capital markets net sales were down 33.9% and 4.5%, respectively. Within Financial Services, third quarter net sales from customized communications solutions decreased 12.9% between years. Third quarter net sales for RRD Direct were down 26.7% between years, primarily due to lower volumes, price declines and more customer-furnished paper. Third quarter net sales for International increased 11.3% between years, due to growth in Europe and China, partially offset by declines in Latin America.

Value-Added Revenue

Third quarter value-added revenue for the Donnelley Print Solutions segment decreased $35 million, or 6.6%, from a year ago primarily due to the volume declines and price deterioration noted above. Value-added revenue for Magazines, Catalogs and Retail and Premedia Technologies declined 11.4% and 14.6%, respectively, between years, consistent with the declines in net sales. Value-added revenue for Book Publishing Services was flat compared to 2001. Value-added revenue for Telecommunications increased 2.6% between years, despite an 8.8% decline in net sales, primarily due to higher volumes and more customer-furnished paper.

Third quarter value-added revenue for the Logistics Services segment increased $3 million, or 6.6% from a year ago, compared with a 1.5% increase in net sales. Value-added revenue for package logistics increased 16.7% between years, driven by higher postage discounts due to deeper penetration of the postal system. Value-added revenue for print logistics was down 5.4% between years, due to the volume declines noted above.

Declines in value-added revenue for Financial Services and RRD Direct between years were attributable to the declines in net sales noted above.

Earnings from Operations

Third quarter earnings from operations for the Donnelley Print Solutions segment increased $10 million, or 10.2% between years. Earnings from operations included $7 million and $8 million in restructuring and impairment charges for the three months ended September 30, 2002 and 2001, respectively. In addition, earnings from operations included a gain on the sale of a facility in York, England of $6 million in the third quarter of 2002. Net sales continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. The impact of our productivity initiatives, as well as savings from actions we have taken to restructure our operations, have largely offset the effects of volume declines and price erosion on earnings from operations.

Third quarter 2002 earnings from operations for the Logistics Services segment were $2 million, an increase of $2 million from 2001. The increase between years was driven by higher value-added revenues from our package logistics business and lower goodwill amortization, partially offset by declines in value-added revenue from print logistics and higher processing costs, including increased overtime, related to higher package volume.

The loss from operations for the “Other” business segment was $12 million for the third quarter of 2002, compared with a loss of $27 million for the year ago period. Of the $15 million improvement in operating results between years, $9 million related to lower restructuring charges and $3 million to lower spending for complementary businesses. The third quarter loss from operations for Financial Services worsened between years driven primarily by the continued slowdown in capital markets. RRD Direct’s loss from operations improved between years driven by restructuring savings and increased productivity. Earnings from operations for International in the third quarter of 2002 benefited from lower restructuring charges and improved productivity between years, partially offset by higher start-up costs in 2002 for a new plant in Shanghai, China.

The loss from operations for the Corporate segment was $12 million in the third quarter of 2002 compared with earnings of $12 million in the third quarter of 2001. The third quarter of 2002 included $13 million in restructuring and impairment charges, $8 million of which related to the curtailment charge for the company’s postretirement benefit plans. The decrease in earnings between years was also driven by lower benefit plan earnings ($3 million) and higher unallocated corporate administrative and other expenses.

A summary analysis of expense trends is presented below:

Third Quarter Ended September 30

Thousands of dollars	2002	% of Sales	2001	% of Sales	% Change
Cost of materials	$344,596	29.3%	$400,985	31.1%	(14.1%)
Cost of transportation	148,343	12.6%	147,752	11.5%	0.4%
Cost of manufacturing*	372,891	31.7%	423,631	32.9%	(12.0%)
Depreciation	71,692	6.1%	77,042	6.0%	(6.9%)
Amortization	8,651	0.7%	14,013	1.1%	(38.3%)
Selling and administrative expenses*	131,740	11.2%	132,429	10.3%	(0.5%)
Restructuring and impairment charges	22,709	1.9%	19,860	1.5%	14.3%
Net interest expense	16,937	1.4%	18,831	1.5%	(10.1%)

*	Excludes depreciation and amortization, which are shown separately.

Items Affecting Comparability of the First Nine Months of 2002 with the First Nine Months of 2001

The following items affect comparability of the condensed consolidated statements of income and segment operating results:

Unusual items:

•
Restructuring and impairment: The first nine months of 2002 included pretax restructuring and impairment charges of $65 million ($40 million after-tax, or $0.35 per diluted share). During the first nine months of 2002, we announced the closure of our Berea, Ohio facility, along with further workforce reductions, primarily within the Donnelley Print Solutions segment and Financial Services. In addition, we incurred certain costs associated with defined exit activities from previously announced restructuring plans. We had announced the closures of our Des Moines, Iowa and Old Saybrook, Connecticut facilities in the first half of 2001. During the first half of 2002, we ceased production at each of these facilities, and all three facilities were considered held for disposal at September 30, 2002. We also recorded an $8 million non-cash charge in the third quarter of 2002 related to a curtailment loss on our postretirement benefit plans. Restructuring and impairment charges for the first nine months of 2002 by segment were as follows: Donnelley Print Solutions: $44 million; Corporate: $14 million and Other: $7 million.

The first nine months of 2001 included pretax restructuring and impairment charges of $92 million ($57 million after-tax, or $0.47 per diluted share). During the first nine months of 2001, we announced the closing of the following facilities: St. Petersburg, Florida; South Daytona, Florida; a financial-printing facility in Houston, Texas; Des Moines, Iowa; and Old Saybrook, Connecticut; as well as plans to exit a leased facility, and a company-wide workforce reduction of approximately 250 general and administrative personnel. We also incurred employee termination and relocation costs during the first nine months of 2001 in connection with a move to a newly constructed directory plant in Flaxby, England. Impairment charges in 2001 also included a reduction in the carrying value of long-lived assets at one of our subsidiaries in Mexico, Ediciones Eclipse S.A. de C.V. (Eclipse). The non-cash pretax impairment charge was $12 million ($7 million after-tax, or $0.06 per diluted share) to writedown the carrying value of Eclipse’s long-lived assets to fair value. Of the total pretax charge, $10 million related to the writedown of goodwill and $2 million to the writedown of property, plant and equipment. Restructuring and impairment charges for the first nine months of 2001 by segment were as follows: Donnelley Print Solutions: $70 million; Corporate: $4 million and Other: $18 million.

For a further description of restructuring and impairment activities for the first nine months of 2002 and cumulative activity since the initiation of the plans, see Note 10 to the condensed consolidated financial statements and the “Restructuring and Impairment” footnote on page F-9 in the 2001 Annual Report on Form 10-K.

•
Income Taxes: Provision for income taxes for the first nine months of 2002 included a tax benefit of $30 million from the reversal of excess tax reserves related to the company’s settlement with the IRS for disputed COLI deductions ($30 million after-tax, or $0.26 per diluted share). See Note 7 to the condensed consolidated financial statements.

•
Other Income (Expense): Other income (expense) for the first nine months of 2001 included a loss on the writedown of two Internet-related investments ($2 million pretax and $1 million after-tax or $0.01 per diluted share).

Adoption of New Accounting Standards:  As discussed in Note 12 to the condensed consolidated financial statements, we adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized after the date of adoption. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. Earnings (loss) from operations for the first nine months of 2001 included $13 million ($10 million after-tax, or $0.09 per diluted share) of goodwill amortization expense no longer being recorded under SFAS No. 142. Goodwill amortization expense by segment for the first nine months of 2001 was as follows: Donnelley Print Solutions: $3 million; Logistics Services: $6 million and Other: $4 million.

The following table summarizes income (expense) items affecting comparability:

	Nine Months Ended September 30
Thousands of dollars, except per share data	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
Restructuring and impairment charges	$(65,426)	$(40,111)	$(0.35)	$(91,895)	$(56,515)	$(0.47)
Reversal of excess COLI tax reserves	—	30,000	0.26	—	—	—
Other investment write-downs	—	—	—	(2,040)	(1,255)	(0.01)
Impact of prior year goodwill amortization	—	—	—	(13,352)	(10,193)	(0.09)

Total	$(65,426)	$(10,111)	$(0.09)	$(107,287)	$(67,963)	$(0.57)

Consolidated Results— First Nine Months of 2002 Compared with First Nine Months of 2001

Consolidated net sales decreased $463 million, or 11.9%, to $3,420 million compared with $3,883 million in the first nine months of 2001, driven primarily by declines in net sales of our Donnelley Print

Solutions segment of 13.3%. Net sales of our Logistics Services segment were down 3.7% between years, with a 12.8% decrease in net sales for print logistics partially offset by a 2.6% increase in net sales from package logistics.

Consolidated value-added revenue decreased $218 million, or 9.8%, to $1,998 million compared with $2,216 million in the first nine months of 2001, driven by the decline in value-added revenue of the Donnelley Print Solutions segment of 10.7%. The decline in value-added revenue for the Donnelley Print Solutions segment was less than the decline in net sales of 13.3%, primarily due to higher customer-furnished paper during 2002 and improved material yield from productivity initiatives. Value-added revenue of the Logistics Services segment increased 11.1% between years, despite a decrease in net sales of 3.7%, due to a 21.0% increase in value-added revenue for package logistics driven by favorable postage and per unit transportation costs. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During the first nine months of 2002, we recognized a reduction in cost of materials of $33 million from the sale of by-products, compared with $32 million for the year ago period.

Gross profit as a percentage of net sales was 17.7% in the first nine months of 2002 compared with 17.0% in the first nine months of 2001. Gross profit for our Donnelley Print Solutions segment was favorable to the prior year due to the impact of restructuring savings and productivity initiatives, as well as gains on the sale of a facility in York, England ($6 million) and miscellaneous equipment ($1 million). Gross profit for our Logistics Services segment also increased between years due to the improved operating performance of the print and package logistics businesses and lower goodwill amortization in 2002. Negatively impacting gross profit in 2002 was a $9 million provision for litigation, in the Corporate segment, related to the closing of the company’s Chicago catalog operations in 1993 (see Note 4 to the condensed consolidated financial statements).

Selling and administrative expense decreased $16 million, or 3.9%, to $402 million compared with $418 million in the first nine months of 2001. This decrease was driven by reductions in volume-based incentives (sales commissions), restructuring savings as a result of administrative workforce reductions and lower spending on complementary businesses, partially offset by higher management incentive compensation expense and lower benefit plan earnings. Selling and administrative expenses as a percentage of net sales was 11.7% in the first nine months of 2002 compared with 10.8% in the first nine months of 2001.

Net interest expense decreased 9.9% to $50 million in the first nine months of 2002, primarily due to lower effective interest rates on outstanding debt. Other income, net, for the first nine months of 2002 was $12 million compared with $7 million in 2001. Other income, net, for the first nine months of 2002 included a $6 million gain on the collection of a previously reserved note receivable and higher earnings from equity-based investments of $6 million, partially offset by additional COLI expense of $3 million and lower miscellaneous income of $4 million.

Earnings before income taxes in the first nine months of 2002 were $100 million compared with $102 million in 2001. Earnings before income taxes included $65 million and $92 million in restructuring and impairment charges for the nine months ended September 30, 2002 and 2001, respectively. Net income was $94 million, up $31 million from $63 million in 2001. Diluted earnings per share of $0.82 increased $0.29 from $0.53 in 2001. The effective tax rate for the first nine months of 2002 was 5.9% compared with 38.5% in 2001. The 2002 effective tax rate is lower than 2001 due to the reversal of excess tax reserves related to the company’s settlement with the IRS surrounding the company’s COLI program (see Note 7 to the condensed consolidated financial statements).

The following table shows the trends in net sales and value-added revenue by end-market:

Nine Months Ended September 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2002	2001	% Change	2002	2001	% Change
Magazines, Catalogs and Retail	$1,127,493	$1,363,801	(17.3%)	$709,271	$846,676	(16.2%)
Book Publishing Services	526,349	542,220	(2.9%)	377,524	379,997	(0.7%)
Telecommunications	459,374	527,731	(13.0%)	224,238	234,781	(4.5%)
Premedia Technologies	88,813	106,807	(16.8%)	88,819	106,807	(16.8%)

Donnelley Print Solutions	2,202,029	2,540,559	(13.3%)	1,399,852	1,568,261	(10.7%)
Logistics Services	541,565	562,395	(3.7%)	131,158	118,078	11.1%
Financial Services	340,949	391,635	(12.9%)	288,440	327,415	(11.9)%
RRD Direct	104,752	132,394	(20.9%)	61,321	72,074	(14.9)%
International (1)	230,527	252,599	(8.7%)	116,730	123,163	(5.2%)
Other	—	3,355	N/M	—	6,718	N/M

Total Other	676,228	779,983	(13.3%)	466,491	529,370	(11.9%)

Total	$3,419,822	$3,882,937	(11.9%)	$1,997,501	$2,215,709	(9.8%)

(1)	Includes Latin America, Poland and China. Other international locations are included within the respective end-market.

Operating Results by Business Segment—First Nine Months of 2002 Compared with First Nine Months of 2001

Net Sales

Net sales for the Donnelley Print Solutions segment decreased $339 million in the first nine months of 2002, or 13.3%, from a year ago. Net sales for the first nine months for Magazines, Catalogs and Retail decreased 17.3% between years, which primarily reflected volume decreases and price deterioration across all major markets. The continued economic slowdown during 2002 has resulted in lower volumes and more customer bankruptcies within the Catalogs and Retail markets, and lower advertising pages for both trade and consumer magazines. The net sales decline in Premedia Technologies is driven by these same factors. Depressed volumes in these markets are driving increased competition and pricing pressures, and certain customer work which has been lost due to bankruptcy or other factors has been replaced with lower priced work. Book Publishing Services’ net sales decreased 2.9% for the first nine months of 2002 due to volume decreases in the religious and specialty markets and more customer-furnished paper, partially offset by volume increases in the consumer and education markets. First nine months net sales for Telecommunications were down 13.0% between years, primarily due to lower volumes and a shift to more customer-furnished paper.

First nine months net sales of the Logistics Services segment decreased $21 million, or 3.7%, from a year ago. Net sales of print logistics were down 12.8% for the first nine months of 2002, driven by lower volumes from a continued slow economy. Net sales of package logistics were up 2.6% between years. Unit volumes for package logistics were up 20.0% between years, which were partially offset by a mix change towards lighter weight, lower priced packages. Net sales for the first nine months of 2002 for package logistics were also impacted by our decision to cease serving several large mailers during 2001 because of price levels that proved unprofitable.

Financial Services’ first nine months net sales decreased 12.9% from a year ago, driven by lower net sales from both U.S. and international capital markets, primarily during the second and third quarters.

We derived 7.5% and 8.6% of our capital markets net sales from international during the first nine months of 2002 and 2001, respectively. For the first nine months of 2002, U.S. capital markets and international capital markets net sales were down 17.1% and 23.9%, respectively. Within Financial Services, net sales for the first nine months from customized communications solutions decreased 5.8% between years. First nine months net sales for RRD Direct were down 20.9% between years, due to lower prices, unfavorable work mix and more customer-furnished paper. First nine months net sales for International were down $22 million between years due to declines in Latin America, partially offset by increases in Europe and China.

Value-Added Revenue

First nine months value-added revenue for the Donnelley Print Solutions segment decreased $168 million, or 10.7%, from a year ago, primarily due to volume declines and price deterioration across all major markets. Value-added revenue for Magazines, Catalogs and Retail and Premedia Technologies declined 16.2% and 16.8%, respectively, between years, consistent with the declines in net sales. Value-added revenue for Book Publishing Services decreased 0.7% compared with 2001 due to declines in the religious and specialty markets, partially offset by increases in the consumer and educational markets. Value-added revenue for Telecommunications decreased 4.5% between years, which was less than the percentage decline in net sales, primarily due to higher customer-furnished paper during 2002, as well as improved material yield.

First nine months value-added revenue for the Logistics Services segment increased $13 million, or 11.1%, from a year ago despite a 3.7% drop in net sales. Value-added revenue for package logistics increased 21.0% between years, driven by lower per unit transportation costs, increased postage discounts due to deeper penetration of the postal system (closer to the final destination) and improved mix. Results for package logistics for the first nine months of 2001 were hurt by a higher relative level of large mailers at price levels that proved to be unprofitable. Actions taken throughout 2001 to raise prices and adjust work mix have had a positive impact on package logistics’ value-added revenue. Value-added revenue for print logistics was flat between years, primarily due to a reduction in per unit transportation costs driven by operational efficiencies and improved vendor management, offset by volume declines.

Value-added revenue for Financial Services decreased 11.9% from 2001, driven by lower net sales from capital markets primarily during the second and third quarters of 2002. The decrease in value-added revenue for the first nine months for both RRD Direct and International was attributable to the declines in net sales noted above.

Earnings from Operations

First nine months earnings from operations for the Donnelley Print Solutions segment increased $1 million, or 0.7%, between years. Earnings from operations included $44 million and $70 million in restructuring and impairment charges for the nine months ended September 30, 2002 and 2001, respectively. Earnings from operations continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. During 2001, we announced actions to better align our cost structure that included the closing of four print facilities within Donnelley Print Solutions. All four of these print facilities, along with the Berea, Ohio printing facility, were closed by the end of the second quarter of 2002.

Earnings from operations for the first nine months of 2002 for the Logistics Services segment were $7 million, compared with a loss from operations of $8 million a year ago. This improved performance was due to higher value-added revenue from the package logistics business due to the factors noted above, along with lower goodwill amortization of $6 million. Earnings from operations in 2002 also benefited from the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota in mid-2001.

The loss from operations for the “Other” business segment was $36 million for the first nine months of 2002, compared with a loss of $64 million for the year ago period. Of the $28 million improvement in operating results between years, $11 million related to lower restructuring charges and $16 million to lower spending for complementary businesses. For the first nine months, the loss from operations for Financial Services worsened between years, driven primarily by the continued slowdown in capital markets, particularly since the second quarter of 2002. RRD Direct’s loss from operations improved between years, driven by restructuring savings and increased productivity. International’s loss from operations improved between years, driven primarily by lower restructuring charges.

Loss from operations for the Corporate segment was $12 million in the first nine months of 2002 compared with earnings of $45 million in the first nine months of 2001. The decrease between years was driven by additional restructuring and impairment charges ($10 million); an additional provision for litigation ($9 million) (see Note 4 to the condensed consolidated financial statements); higher management incentive compensation ($9 million); lower benefit plan earnings ($5 million); higher workers’ compensation expenses ($2 million); higher bad debt expense ($2 million); higher unallocated administrative and other expenses ($14 million); and higher corporate administrative expenses ($6 million).

A summary analysis of expense trends is presented below:

Nine Months Ended September 30

Thousands of dollars	2002	% of Sales	2001	% of Sales	% Change
Cost of materials	$1,010,031	29.5%	$1,222,912	31.5%	(17.4%)
Cost of transportation	412,290	12.1%	444,316	11.4%	(7.2%)
Cost of manufacturing*	1,183,159	34.6%	1,313,423	33.8%	(9.9%)
Depreciation	217,503	6.4%	239,319	6.2%	(9.1%)
Amortization	29,139	0.9%	43,097	1.1%	(32.4%)
Selling and administrative expenses*	393,641	11.5%	408,366	10.5%	(3.6%)
Restructuring and impairment charges	65,426	1.9%	91,895	2.4%	(28.8%)
Net interest expense	49,683	1.5%	55,132	1.4%	(9.9%)

*	Excludes depreciation and amortization, which are shown separately.

Restructuring and Impairment

We regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with customers’ needs. In March 2001, we announced a $300 million upgrade in our print platform, approximately one-third of which related to restructuring costs. We intend to create a more efficient, flexible and integrated print platform to better serve our magazine, catalog and retail customers within the Donnelley Print Solutions segment. This upgrade program includes the purchase of seven new presses and associated binding lines, four of which have been placed in service to date. As we upgrade facilities, certain existing equipment with minimal book value is being either retired or sold. Capital expenditures for this program through September 30, 2002 were $157 million, $61 million of which was spent in the first nine months of 2002. We plan to complete the upgrade program by mid-2003. We expect total capital spending for the full year 2002, including the upgrade program, to be less than $280 million.

As part of our effort to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. During the first quarter of 2002, we announced the closure of the Berea, Ohio manufacturing facility. We completed the closures of the Berea, Ohio, as well as the Des Moines, Iowa and the Old Saybrook, Connecticut plants during the second quarter of 2002.

As we complete our upgrade program and fully transition all customer work from closed facilities, we expect to improve the overall performance of our print platform. This should include improvements in cycle times and less waste through the addition of faster, more efficient equipment to our networked platform and greater economies of scale.

As a result of all restructuring actions, net of the incremental costs associated with the print platform upgrade, we expect to realize cost savings in 2002 of approximately $124 million, of which approximately $120 million is the cash component and approximately $4 million is non-cash, related to lower depreciation expense. During the first nine months of 2002, we realized approximately $82 million in cost savings from the restructuring actions taken. Of this amount, approximately $79 million was the cash component, and approximately $3 million was non-cash, related to lower depreciation expense. These savings, however, were offset by the impact of volume reductions and pricing pressures that continued to affect the company during 2002.

Liquidity and Changes in Financial Condition

Cash Flows from Operating Activities

Cash flow from operating activities was $245 million for the nine months ended September 30, 2002, a decrease of $76 million from the same period of 2001. The decrease was primarily due to the payment of approximately $130 million related to the COLI settlement (see Note 7 to the condensed consolidated financial statements) and lower net income excluding non-cash charges in 2002, partially offset by a 2001 payment of $62 million related to COLI (see Note 7 to the condensed consolidated financial statements).

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 43 days as compared with 49 days a year ago. The ratio of operating working capital* to sales, excluding restructuring and impairment reserves, also improved to 3.4% in 2002 from 6.0% in 2001.

*	Operating working capital is defined as current assets (including cash) less current liabilities (excluding debt, taxes and restructuring reserves).

Cash Flows from Investing Activities

Our principal recurring investing activities are capital expenditures to improve the productivity of operations. In the first nine months of 2002, capital expenditures totaled $182 million, a $19 million increase from a year ago. We expect full year capital spending to be below $280 million compared with capital spending of $273 million in 2001. This planned level of spending in 2002 is driven by investments to create a more efficient print platform to serve our magazine, catalog and retail customers. Through 2003, we expect to invest up to $300 million in this print platform, approximately a third of which relates to restructuring activities, to create fewer, larger and more efficient facilities focused on specific capabilities.

Acquisitions

We made no business acquisitions in 2002 or 2001.

Cash Flows from Financing Activities

Financing activities include net borrowings, dividend payments and share repurchases. As of September 30, 2002, net short-term and long-term borrowings increased $28 million from December 31, 2001, compared with an increase of $97 million for the same period of 2001. This lower level of incremental net borrowings in 2002 ($69 million) is primarily due to the expiration of the company’s share repurchase program on January 31, 2002, partially offset by the company’s payment of approximately $130 million related to the COLI settlement (see Note 7 to the condensed consolidated financial statements). During the first nine months of 2002, cash used for share repurchases, net of proceeds from stock option exercises, was $6 million compared with $197 million in 2001.

Liquidity

The working capital deficiency of $190 million at September 30, 2002, did not affect the company’s ability to operate its business or to meet any of its obligations. From time to time we may operate with a working capital deficiency, but without negative impact on the business due to the timing and availability of other sources of funds.

Commercial paper is our primary source of short-term financing. On September 30, 2002, we had $107 million outstanding in domestic commercial paper borrowings. In addition, at September 30, 2002, we had $431 million of unused revolving credit facilities with a number of banks. These facilities provided support for issuing commercial paper and other credit needs. In October 2002, we replaced our existing revolving credit facilities with two new revolving credit facilities. The new facilities consist of a short-term facility that matures in October 2003 and provides for borrowings of up to $175 million and a long-term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of November 12, 2002, there have been no borrowings under these credit facilities. Management believes that cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures of the company for the forseeable future.

Share Repurchase

In January 2001, the board of directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions through January 31, 2002. Under this program we purchased approximately 8.1 million shares at an aggregate cost of approximately $229 million.

The authorization under the share repurchase program expired on January 31, 2002. Accordingly, we did not purchase common stock shares in the second or third quarters of 2002. We purchased 1.6 million shares of common stock in the third quarter of 2001 for $46 million in privately negotiated or open-market transactions. For the nine months ended September 30, we purchased 0.5 million and 6.7 million shares of our stock in 2002 and 2001, respectively, for $15 million and $188 million, respectively.

Net cash used to repurchase common stock, defined as cash used for share repurchases net of proceeds from stock options exercised, was $6 million and $197 million for the nine months ended September 30, 2002 and 2001, respectively. The decline from 2001 was a result of the expiration of the share repurchase program discussed above.

Other Information

Technology—We remain a technology leader and hold 180 patents in print-related technology, including 20 patents in the emerging area of digital printing. We are a leader in technologies such as computer-to-plate, customer connectivity and digital imaging capabilities.

Public recognition of our company’s technology efforts include the following rankings among all U.S. companies:

•	#3 of the most innovative media and entertainment company users of information technology (Information Week, September 23, 2002); and

•	#143 of the top 500 leading IT innovators (Information Week, September 23, 2002).

Environmental Health and Safety—Our business is subject to various laws and regulations governing employee health and safety and environmental protection. Our policy is to comply with all laws and regulations, and our objective is to create an injury-free workplace. We strive to achieve the highest performance standards of environmental performance and employee health and safety within both the printing industry and the manufacturing community. Since 1987,we have reduced releases and off-site transfers reported under the U.S. Environmental Protection Agency’s Toxic Release Inventory by 80%. In addition, we have reduced the generation of hazardous waste by more than 49% since 1988 by applying various techniques.

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

We are a large user of paper, supplied to us by our customers or purchased by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not anticipate any disruptive conditions affecting prices and supply of paper in 2002.

Postal costs are a significant component of our customers’ cost structures and postal rate changes can influence the number of pieces that our customers are willing to mail. Any resulting decline in print volumes mailed could have an effect on our financial results. Postal rates increased in January and July 2001, and an additional increase was effective beginning in July 2002. Postal rate increases can enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

The cost of energy affects the operating costs of our print-related businesses and transportation costs in Donnelley Logistics. In Donnelley Logistics, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in other energy costs could affect the consolidated financial results.

In addition, consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. and international economies is continuing to affect demand across most of our businesses. Uncertainty in the economy has led certain of our customers to indicate that they anticipate flat or falling demand in their end markets for the remainder of 2002.

In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for the company. Many of the company’s businesses leverage distinctive capabilities to participate in the rapid growth in electronic communications. Our goal remains to help our customers succeed by delivering effective and targeted communications in the right format to the right audience at the right time. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in increased shareholder value.

Litigation and Contingent Liabilities

The company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty (see Note 4 to the condensed consolidated financial statements). SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the company’s financial position or its results of operations.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and foreign exchange rates. As such, the company monitors the interest rate environment and modifies the components of its debt portfolio as necessary to manage funding cost and interest rate risks. Generally, the company maintains at least half of its debt at fixed rates (approximately 50.4% at September 30, 2002). Included in floating rate debt is $200 million in fixed rate debt that was swapped to floating rates in order to take advantage of lower interest rates on floating rate debt. The swap was executed in two transactions that mature in November 2006. To reduce its exposure to increases in interest rates, the company entered into additional swap agreements, effectively fixing the interest rates for the May 15, 2002 and November 15, 2002 interest rate resets on the original swaps (see Note 9 to the condensed consolidated financial statements). The company’s exposure to adverse changes in foreign exchange rates is immaterial to the consolidated financial statements of the company as a whole. The company occasionally uses financial instruments to hedge exposures to interest rate and foreign exchange rate changes. The company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. For further discussion relating to financial instruments, see the “Debt Financing and Interest Expense” footnote to the consolidated financial statements included in the company’s 2001 Annual Report on Form 10-K.

Item 4

Controls and Procedures

The Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this quarterly report on Form 10-Q, that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been any significant changes in the company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of such evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On each of November 25, 1996, and June 30, 1998, class actions were brought against the company alleging racial discrimination and seeking actual, compensatory, consequential and punitive damages in an amount not less than $500 million. On December 18, 1995, a class action was brought against the company alleging age discrimination in connection with the 1993 closing of the company’s Chicago catalog operations, and violation of the Employee Retirement Income Security Act (ERISA). On December 28, 2000, a purported class action was brought against the company alleging failure to calculate pension benefits for former employees of the company’s Chicago catalog operations in accordance with plan documents and ERISA. These actions are described in Note 4 to the condensed consolidated financial statements contained in Part I, Item I, of this quarterly report on Form 10-Q.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

4(a)	Five Year Credit Agreement dated October 10, 2002 among R.R. Donnelley & Sons Company, the banks named therein and Bank One, N.A., as Administrative Agent
(b)	364-Day Credit Agreement dated October 10, 2002 among R.R. Donnelley & Sons Company, the banks named therein and Bank One, N.A., as Administrative Agent
12	Ratio of Earnings to Fixed Charges
99.1	Certification pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code
99.2	Certification pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code

(b)	A current report on Form 8-K was filed on August 14, 2002 and included Item 5 “Other Events” and Item 7 “Financial Statements and Exhibits”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S/    VIRGINIA L. SEGGERMAN
By
Corporate Controller
(Authorized Officer and
Chief Accounting Officer)

                       November 12, 2002
Date

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities Exchange Act of 1934

I, William L. Davis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of R.R. Donnelley & Sons Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/    WILLIAM L. DAVIS
William L. Davis
Chairman, President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14
of the Securities Exchange Act of 1934

I, Gregory A. Stoklosa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of R.R. Donnelley & Sons Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/    GREGORY A. STOKLOSA
Gregory A. Stoklosa
Executive Vice President and Chief Financial Officer