Form 10-K
period 2002-12-31
DONNELLEY R R & SONS CO
filed 2003-02-24
CIK 29669

UNITED   STATES

SECURITIES  AND  EXCHANGE  COMMISSION

Washington, D. C. 20549

FORM  10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4694

R. R. DONNELLEY  &  SONS  COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
77 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common (Par Value $1.25) Preferred Stock Purchase Rights	New York, Chicago and Pacific Stock Exchanges New York, Chicago and Pacific Stock Exchanges

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.        Yes         ✓                    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes         ✓                    No

As of February 5, 2003, 113,320,074 shares of common stock were outstanding, and the aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions on February 5, 2003) held by nonaffiliates was $2,125,250,800.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of the registrant’s definitive Proxy Statement dated February 24, 2003, are incorporated by reference into Part III of this Form 10-K.

PART  I

ITEM  1.    BUSINESS

Industry and Company Overview

R.R. Donnelley & Sons Company (NYSE:DNY) prepares, produces and delivers integrated communications services that efficiently and effectively produce, manage and deliver our customers’ content, regardless of the communications medium. While our print capabilities remain the foundation of the company, our recent focus on expanding our range of offerings with value-added services allows us to create additional value.

We provide solutions designed to enhance the effectiveness of our customers’ communications. Our services include:

•	Content creation—to provide creative design services to maximize the impact of communications and improve response rates. In addition to our in-house capabilities, alliances with best-in-class providers complement our service offerings.

•	Digital content management—to help our customers leverage their content to reach end-users through multiple marketing channels. Through our premedia technologies services, we digitally capture content, convert it to the appropriate format and channel it to multiple communications media, including print and the Internet.

•	Production—to drive results for our customers cost-effectively through print or the Internet. Our manufacturing operations around the world offer a full range of capabilities and are networked to quickly produce large printing jobs with identical specifications. We also are able to version printed content to reach targeted audiences.

•	Distribution—to deliver our customers’ words and images efficiently and reliably through print or the Internet. R.R. Donnelley Logistics (Donnelley Logistics) delivers printed products and packages to the U.S. Postal Service (USPS), saving our customers significant time and money. We also offer a full range of services to deliver value, maximize content effectiveness, enhance our clients’ businesses and build their customer relationships via the Internet.

Our 138-year history as a printing industry leader positions us well for the future. We expect print advertising to remain among the most cost-effective ways for our customers to deliver their messages and generate revenue as they use words and images to inform, educate, entertain and sell to their audiences.

We believe that print will remain integral to successful marketing given its unique capabilities, such as portability and high-quality graphics that cannot be duplicated by other communications methods. We also believe that the nature of print will continue to evolve. The ability of print to be targeted, timely, flexible and integrated with other communications media will become even more critical.

End Market Descriptions

We operate primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to targeted audiences. While our manufacturing plants, financial service centers and sales offices are located throughout the U.S. and selected international markets, the supporting technologies and knowledge base are common. Our locations have a range of production capabilities to serve our customers and end markets. We manufacture products with the operational goal of optimizing the efficiency of the common manufacturing and distribution platforms. As a result, most plants produce work for customers in two or three of our end markets.

The following describes the end markets we serve:

Magazines, Catalogs and Retail    R.R. Donnelley is a leader in the North American magazine, catalog and retail markets. These markets are characterized by demand for large, cost-effective print runs with opportunity for differentiation among competitors through services such as Premedia Technologies and Donnelley Logistics. Our U.S. customers include the majority of the top 10 magazine titles, and a majority of the largest consumer catalog companies and retailers. Contracts typically span from three to five years.

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

Telecommunications    R.R. Donnelley is the worldwide leader in the directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies (SBC, Verizon and Qwest), independent directory publishers such as Feist, RHD, White Directories and Yell USA and leading international directory publishers such as Yell and Shanghai Telephone. Directory contracts typically span five to 12 years, with our current major contracts expiring between 2006 and 2015.

Book Publishing Services    R.R. Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for the majority of the top 10 U.S. book publishers and we typically print more than 50% of The New York Times’ adult best-seller titles. We also print approximately one-third of all textbooks used in U.S. classrooms.

Premedia Technologies    R.R. Donnelley’s Premedia Technologies business partners with customers to effectively create, manage, prepare and distribute customer content. We offer services in both conventional and digital photography, creative and color services, page production, ad management, facilities management and content management. Integrating these core competencies enables us to help customers efficiently, consistently and successfully deliver their messages across multiple channels, including print and the Internet. We leverage our experience in content production and workflow optimization to link customers’ creative processes with today’s technologies. Facilities located in key markets provide close customer contact with nationwide scale up capabilities. Premedia Technologies’ services are used by leading-edge companies in the advertising, catalog, corporate, magazine, retail and telecommunications markets.

Financial Services    R.R. Donnelley Financial, a leader in the U.S. and international financial services markets, supports the communications needs of corporations, and their investment banks and law firms, as those corporations access the global capital markets. We also are a leading provider of customized communications solutions for investment management, banking, insurance, and managed care companies.

Our global service network, manufacturing platform and distribution system give us unique advantages in servicing the capital markets, particularly for large financial deals, including initial public offerings and mergers. To meet our clients’ needs for speed, confidentiality and convenience, we have developed technology for virtual deal management and are experts in EDGAR HTML filings. In addition, in 2002, we introduced NET.Filer, an online self-service application designed to help clients meet the accelerated Form 4 filing requirements mandated by the U.S. Securities and Exchange Commission (SEC).

Our customized communications solutions business enables investment management, banking, managed care, and insurance clients to manage and produce their stakeholder communications, from compliance documents to marketing material, more efficiently. We provide an integrated suite of information management, content assembly and delivery solutions designed to give our clients closer and longer-lasting relationships with their customers.

RRD Direct    RRD Direct offers expertise in a wide range of direct marketing print and related services, to guide customers smoothly and cost-effectively through direct-marketing projects. Our full-service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. We produce highly personalized and sophisticated direct mail pieces that generate results for our customers.

International    We have extended our core competencies for high-quality print and related services into non-U.S. geographic markets. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our operations in Latin America, Poland and China, where we produce magazines, books and telephone directories, are reported as “International.” Financial Services’ international revenue is included in “Financial Services.” Directory revenues from England are included in “Telecommunications.”

R.R. Donnelley Logistics    R.R. Donnelley is one of the largest users of the USPS, handling over 20 billion print and mail pieces, and over 160 million packages each year. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator.

Donnelley Logistics continues to focus on growing the package delivery part of its operation, which complements its long-standing core competency of print logistics. By leveraging our national network as well as the USPS infrastructure to make the final delivery to households and businesses, we provide more economical logistics services to both markets. Through “zone skipping,” greater postal discounts are obtained, and we provide more economical, reliable and easy-to-use delivery services for our customers.

In addition to delivering packages and printed material, Donnelley Logistics also provides package return services and expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.

Beginning January 1, 2002, we revised our segment reporting to reflect changes in how we operate and internally report our businesses. As a result of these changes, we disclose the following two reportable segments: Donnelley Print Solutions and Logistics Services.

Financial and other information relating to these business segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18, “Industry Segment Information,” to the consolidated financial statements. Within the Donnelley Print Solutions segment, our business is concentrated geographically in the U.S., where we have 33 operating facilities as of December 31, 2002 that generated $3.1 billion in net sales in 2002. Within the Logistics Services segment, we have 20 operating facilities within the U.S. as of December 31, 2002 that generated $784 million in net sales in 2002. Within the Other segment, Financial Services has six operating facilities as of December 31, 2002 that generated $427 million in net sales in 2002. RRD Direct, also in the Other segment, has five operating facilities as of December 31, 2002 that generated $139 million in net sales in 2002. In addition to our U.S. facilities, we operate 13 plants in Latin America, Europe and China. Information relating to our international operations is included in Note 19, “Geographic Area Information,” to the consolidated financial statements.

Commercial printing remains a competitive industry. Consolidation among our customers and in the printing industry, as well as over capacity in the industry as a whole, has put pressure on prices and increased competition among printers. Our logistics businesses, which leverage the USPS delivery system, face competition generally from smaller, regional carriers. We will compete by leveraging our position and size, generating continued productivity improvements and enhancing the value we deliver to our customers by offering them products and services that improve their effectiveness and reduce their total delivered cost. While we have contracts with many of our print customers as discussed below, there are many competing companies and renewal of these contracts is dependent, in part, on our ability to continue to differentiate ourself from the competition. While our manufacturing and distribution facilities are well located for the global, national or regional distribution of our products, competitors in some areas of the U.S. may have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality, as well as the range of available services.

Demand in several of the end markets served by our print and logistics businesses is affected by advertising and consumer spending trends. Historically, our businesses which serve the Magazines, Catalogs and Retail and Book Publishing Services end markets generate higher revenues in the second half of the year, driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes. These same factors drive higher revenues in the second half of the year for both our print and package logistics businesses.

Approximately 60% of our total company sales are under contracts with customers, with the remainder on a single-order basis.  For some customers, we print and provide related services for different publications under different contracts.  Contracts with our larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. These sales contracts generally provide for price adjustments to reflect price changes for materials, wages and utilities. No single customer had a relationship with the company that accounted for 10% or more of our sales in 2002.

The primary raw materials we use in our print businesses are paper and ink. In 2002, we spent approximately $1.4 billion on raw materials. We are a large purchaser of paper and our focus is to improve materials performance and total cost management for our customers, which we believe is a competitive advantage. We negotiate with leading suppliers to maximize our purchasing efficiencies, but we do not rely on any one supplier. We have existing paper supply contracts (at prevailing market prices) to cover substantially all of our requirements through 2003, and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and related materials are currently available in sufficient amounts, and we believe that we will have adequate supplies in the future. We also coordinate purchasing activity at the local facility and corporate levels to increase economies of scale.

Our overriding objectives in the environmental, health and safety arenas are to create sustainable compliance and an injury-free workplace. We believe that estimated capital expenditures for environmental controls to comply with federal, state and local provisions, as well as expenditures, if any, for our share of costs to clean hazardous waste sites that have received our waste, will not have a material effect on our results of operations or our competitive position.

As of December 31, 2002, we had approximately 30,000 employees. Approximately 7,700 employees in our U.S. workforce have been our employees for 10 to 24 years, and more than 2,800 have been our employees for 25 years or longer. As of December 31, 2002, we employed approximately 24,000 people in the United States, approximately 350, or 1.4%, of whom were covered by collective bargaining agreements. In addition, we employed approximately 6,000 people in our international operations, approximately 1,400, or 23.8%, of whom were covered by collective bargaining agreements.

We did not make any business acquisitions during 2002 or 2001. During 2000, we made several business acquisitions to extend our geographic reach and expand our range of capabilities. Within the Donnelley Print Solutions segment, in January 2000, we acquired Omega Studios-Southwest, Inc., a photography studio offering digital photography and creative services. In February 2000, we acquired Iridio, Inc., a Seattle-based full-services premedia technologies company. Both of these acquisitions are included within our Premedia Technologies operations. Within the Logistics Services segment, in February 2000, we acquired CTC Distribution Services L.L.C. (package logistics), a consolidator of business-to-home packages. In the Other segment, in February 2000, we acquired EVACO Inc., a Florida-based financial printer, included within our Financial Services operations. In July 2000, we also acquired Circulo do Livro, a Brazilian book printer, included within our International operations. See Note 3, “Acquisitions and Investments,” to the consolidated financial statements for more details.

During 2002 and 2001, we announced the closure of several of our facilities within the Donnelley Print Solutions segment, Financial Services and International operations to improve the effectiveness and efficiency of our overall print platform. During 2001, we also closed several start-up operations, including Red Rover Digital, that were included in the Other operating segment. See Note 4, “Restructuring and Impairment,” to the consolidated financial statements for more details.

In November 2001, we sold our remaining investment in the common stock of Stream International Inc. (Stream) for approximately $10 million in cash.

In June 2000, we sold our 100% interest in R.R. Donnelley (India) Ltd. and its 25.37% owned subsidiary, Tata Donnelley Limited, to Tata Sons Limited for approximately $13 million in cash.

Available Information    We maintain an Internet website at www.rrdonnelley.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as reasonably practicable following the time they are filed with or furnished to the SEC.

Special Note Regarding Forward-Looking Statements    Our Annual Report to Shareholders, including this Form 10-K, are among certain communications that contain forward-looking statements, including statements regarding our financial position, results of operations, market position, product development and regulatory matters. When used in such communications, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our estimates, assumptions, projections and current expectations and are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside our control, including war or acts of terrorism affecting the overall business climate; competition with other communications services providers based on pricing and other factors; fluctuations in the cost of paper, other raw materials and fuel we use; changes in postal rates and postal regulations; seasonal fluctuations in overall demand for services; changes in customer demand; changes in the advertising and printing markets; changes in the capital markets that affect demand for financial printing; the financial condition of our customers; our ability to continue to obtain improved operating efficiencies; our ability to continue to develop new solutions for our customers; the general condition of the U.S. economy and the economies of other countries in which we operate; changes in the rules and regulations to which we are subject and the cost of complying with these rules and regulations, including environmental and health and welfare benefit regulations; changes in the costs of healthcare and other benefits provided to our employees; changes in the rules and regulations to which our customers are subject, particularly those affecting privacy or the printing requirements of Financial Services or Telecommunications customers; and other factors set forth in this Form 10-K and other company communications generally. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM  2.    PROPERTIES

Our corporate office is located in leased office space in a building in Chicago, Illinois. In addition, as of December 31, 2002, we lease or own 64 U.S. facilities, some of which have multiple buildings and warehouses. The U.S. facilities encompass approximately 17.6 million square feet. We lease or own 13 international facilities encompassing approximately 2.4 million square feet in Latin America, Europe and Asia. Of the U.S. and international manufacturing and warehouse facilities, approximately 17.4 million square feet of space is owned, while the remaining 2.6 million square feet of space is leased. In addition, we have sales offices across the U.S., Latin America, Europe and Asia.

ITEM  3.    LEGAL  PROCEEDINGS

On November 25, 1996, a class action was brought against the company in federal district court in Chicago, Illinois, on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of Section 1981 of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million.

Although plaintiffs sought nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims brought by certain named individuals relate to other company locations.

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

In a decision issued September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two year statute of limitations applies to the claims filed under Section 1981 of the Civil Rights Act. The court of appeals remanded the case for further proceedings consistent with its opinion, and on November 21, 2002, the court of appeals denied plaintiffs’ petition for rehearing. Absent the trial court’s adoption of plaintiffs’ theories tolling the statute of limitations, the ruling of the court of appeals, unless reversed on appeal, will bar the claims of the classes in the Jones case.

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

The Gerlib and Jefferson cases raised many of the same claims for recalculation of benefits due employees and are before the same district court judge. In an order dated October 26, 2001, further clarified in an order dated January 25, 2002, the district court judge ruled that permanent employees who were eligible and elected to receive special augmented separation pay in conjunction with the closure of the Chicago catalog operations were not eligible to also receive regular separation pay, and that employees other than those considered permanent employees at the date of closure were not eligible to receive special augmented separation pay. In the same order, the judge ruled that under the terms of the company’s plans, permanent employees who were eligible and elected to receive enhanced retirement benefits were also entitled to receive regular separation pay. In an order dated

June 11, 2002, the district court judge found that employees who were otherwise not eligible to receive enhanced retirement benefits at the date of closure of the Chicago catalog operations but whose combined age and service equaled 75 years or more at the date of their termination were entitled to receive enhanced retirement benefits, and that employees of the Chicago catalog operations in 1994 who were in surplus occupations were entitled to receive enhanced retirement benefits regardless of their age at the date of termination. In the June 2002 order, the judge further ruled that members of the classes who elected to receive augmented separation pay in connection with the closure of the Chicago catalog operations were not entitled to also receive enhanced retirement benefits.

As to other claims of the plaintiffs in the cases, by order dated January 4, 2002, the district court judge granted summary judgment on the Jefferson claim relating to medical benefits, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. Following a two week trial on the age discrimination claim raised in Gerlib, on August 2, 2002, a jury reached a verdict in the company’s favor, finding that the company did not discriminate against older workers in the shutdown of the Chicago catalog operations. On August 12, 2002, plaintiffs filed a motion seeking a new trial on the age discrimination claim, alleging that the jury verdict is contrary to the weight of the evidence. That motion was denied on November 7, 2002.

The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly and without discriminating in closing the operations, and that the adverse rulings of the district court judge are based on language contained in the company’s plan documents rather than on wrongdoing of the company. Further, the company does not believe that it discriminated against any of the plaintiffs who have made allegations surrounding other operations of the company. However, rather than continue to litigate the issues in Gerlib and Jefferson through the appellate process and begin the multiple trials required to decide the claims raised in the Adams case, the parties reached agreement on the terms for settlement. The settlements, which must be approved by the district court following fairness hearings, resolve all of the issues in the Adams, Gerlib and Jefferson cases, and resolve the issues in Jones which relate to claims arising in locations other than the Chicago catalog operations, without any admission of wrongdoing by the company. The total amount to be paid in connection with the settlements is $21 million, of which $9 million will be paid by the company’s Retirement Benefit Plan. The total pretax charge during 2002 related to these settlements was $16 million, and is included in Cost of Sales in the consolidated statements of income on F-2.

While the settlements described will dispose of the Adams, Gerlib and Jefferson cases, and a portion of the Jones litigation, the issue relating to the application of the statute of limitations to certain of the discrimination claims in the Jones case has not been finally decided. Management is unable to make a meaningful estimate of the overall loss that could result in the event of an unfavorable final determination of this matter.

In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years(1)

Michael B. Allen 43, Executive Vice President, R. R. Donnelley Print Solutions	1989

Management responsibilities within R.R. Donnelley Print Solutions for Human Resources; Finance; Book Solutions; Catalog and Retail Solutions; Magazine Solutions; Optimization; and Telecommunications Solutions. Prior experience as Executive Vice President, Core Commercial Print; and President, Book Publishing Services.

William L. Davis 59, Chairman of the Board, President and Chief Executive Officer	1997

Management responsibilities as Chairman of the Board, President and Chief Executive Officer. Prior experience as Senior Executive Vice President at Emerson Electric Company, manufacturer of electrical, electronic and related products, from January 1993 until March 1997.

Monica M. Fohrman 53, Senior Vice President, General Counsel and Secretary	1988	Management responsibilities for Legal Department, Secretary’s Office and Community Relations.

Joseph C. Lawler 53, Executive Vice President	1995

Management responsibilities for R.R. Donnelley Logistics Services; R.R. Donnelley Financial Services; RRD Direct; International Operations; and Government Relations. Prior experience as President, Catalog Services; and President, Merchandise Media.

Michael J. Portland 38, Executive Vice President and Chief Marketing and Development Officer	2002

Management responsibilities for Corporate Development; Corporate Market Intelligence; Corporate Marketing; and Corporate Strategy and Planning. Prior experience as Vice President, Marketing, at Ashland Chemical, Inc., a supplier of specialty chemicals, from 1996 to 2002.

Robert S. Pyzdrowski 49, President, Solutions Delivery, R. R. Donnelley Print Solutions	1987

Management responsibilities within R.R. Donnelley Print Solutions for Premedia Technologies; Business Process Redesign; Customer Experience; Manufacturing Operations; Process Management; and Supply Chain Management. Prior experience as President, Core Commercial Print Operations; and President, Magazine Publishing Services.

Gregory A. Stoklosa 47, Executive Vice President and Chief Financial Officer	1993

Management responsibilities for Investor Relations; Treasury; Financial Reporting and Accounting; Financial Planning and Analysis; Internal Audit; and Taxes. Prior management experience as Vice President, Treasurer and Vice President, Corporate Controller.

(1)	Each officer named has carried on his or her principal occupation and employment in the company for more than five years with the exception of Michael J. Portland, as noted in the table above.

PART  II

ITEM 5.    MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

As of February 5, 2003, there were 8,388 stockholders of record. Quarterly prices of our common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the two years ended December 31, 2002, are contained in the chart below:

			Common Stock Prices
	Dividends Paid		2002		2001
	2002	2001	High	Low	High	Low
First Quarter	$0.24	$0.23	$31.35	$27.50	$30.60	$24.50
Second Quarter	0.24	0.23	32.10	25.76	31.90	25.12
Third Quarter	0.25	0.24	28.40	22.63	30.74	24.30
Fourth Quarter	0.25	0.24	23.55	18.50	30.57	24.76
Full Year	0.98	0.94	32.10	18.50	31.90	24.30

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(Thousands of dollars, except per-share data)

	2002	2001	2000	1999	1998
Net sales	$4,754,937	$5,297,760	$5,764,335	$5,415,642	$5,217,953
Income from continuing operations*	142,237	24,988	266,900	311,515	374,647
Loss from discontinued operations	—	—	—	(3,201)	(80,067)
Net income*	142,237	24,988	266,900	308,314	294,580
Net income per diluted share*	1.24	0.21	2.17	2.38	2.08
Total assets	3,151,772	3,385,617	3,914,202	3,853,464	3,798,117
Noncurrent liabilities	1,282,448	1,512,920	1,491,093	1,511,743	1,447,852
Cash dividends per common share	0.98	0.94	0.90	0.86	0.82

*	Includes the following significant items affecting comparability: 2002 restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share), 2002 benefit from the reversal of excess corporate-owned life insurance (COLI) tax reserves of $30 million ($30 million after-tax, or $0.26 per diluted share), and 2002 gain on sale of businesses and investments of $6 million ($6 million after-tax, or $0.06 per diluted share); 2001 restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share), 2001 gain on sale of businesses and investments of $7 million ($7 million after-tax, or $0.05 per diluted share), and 2001 loss on investment write-downs of $19 million ($19 million after-tax, or $0.16 per diluted share); 2000 gain on sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); 1999 gain on sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share); and 1998 gain on sale of the company’s remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share).

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Form 10-K.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and judgments. Although we believe that our estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize print revenue when title and risk of loss transfers to the customer and the earnings process is complete. Approximately 60% of our business is under contract. Contracts typically specify F.O.B. shipping point terms. We recognize revenue upon final shipment for a print job and not on a partial shipment basis. For most print jobs, it is common for customers to inspect the quality of the product at our facilities up to and including at the time of shipment. Our products are not shipped subject to any contractual right of return provisions. Absent specific contract terms, we recognize revenue upon final delivery of the product or upon completion of the service performed.

Revenues related to our Premedia Technologies operations, which include digital content management such as photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon shipment of the completed product if sold as a part of a final printed product, or once the service has been performed and accepted by the customer if sold separately (e.g., digital photography). With respect to Donnelley Logistics, whose operations include the delivery of packages and printed material, we recognize revenue upon completion of the delivery services we provide.

Accounting for Goodwill and Certain Other Intangibles

In assessing the recoverability of goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and are required to assess goodwill and intangible assets with indefinite lives for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step is a screen for impairment, and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by discounting estimated future cash flows developed by management. We completed the transitional test for impairment in the second quarter of 2002 and the annual test for impairment during the fourth quarter of 2002. We did not record any goodwill impairment in conjunction with these reviews.

Commitments and Contingencies

We are subject to lawsuits, investigations and other claims related to environmental, employment and other matters. Periodically, we review the status of each significant matter and assess potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. See Note 8, “Commitments and Contingencies,” to the consolidated financial statements for a description of certain legal proceedings.

Long-lived Assets

We are required to assess potential impairments of long-lived assets in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows developed by management. Long-lived assets that are held for disposal are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell. Our long-lived assets primarily include property, plant and equipment and other noncurrent assets (primarily the costs of acquiring print contracts and volume guarantees that are amortized to net sales over the periods in which benefits will be realized).

Investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for any declines in the fair value of the underlying properties that are deemed to be other than temporary. Our basis for determining fair value of the underlying properties requires applying management’s judgment using a significant number of estimates. We derive our estimates of fair value using remaining future tax credits to be received and expected residual values upon sale or disposition of our ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships, which include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. Should these assumptions differ from actual results in the future, we may be required to further writedown our carrying value of these investments. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Acquisitions and Investments,” to the consolidated financial statements for additional information.

Accounting for Income Taxes

Significant judgment is required in determining our effective tax rate. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various domestic and foreign tax authorities. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different than that which is reflected in our historical income tax provisions and accruals.

Defined Benefit Retirement Plans

We present the status of our defined benefit obligations and related plan assets in Note 9, “Retirement Plans,” to the consolidated financial statements. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. Plan obligations and annual pension and postretirement benefit income are determined by actuaries using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets, and the anticipated rate of future salary increases. We determine the discount rate to be used for purposes of computing annual income or expense as of the beginning of the year (using a measurement date of September 30), based on high-quality corporate bond yields as of that date. The weighted average discount rates assumed for determining annual pension and postretirement income in 2002 were 6.9% and 7.0%, respectively. We expect to lower the discount rates for purposes of determining pension and postretirement income to 6.7% and 6.8%, respectively, in 2003 due to a decline in high-quality corporate bond yields as of September 30, 2002.

We determine the estimated return on plan assets primarily based on long-term historical returns of equity and fixed income markets according to our respective plan allocations. The weighted average expected asset return for our pension plans as of the end of 2002 was 9.4%. Plan assets for our pension plans are generally allocated as follows: domestic equity (70%); non-U.S. equity (20%) and fixed income securities (10%). By assuming historic returns of 10% for equity and 6% for fixed income securities as a benchmark, the weighted average expected return based on our pension plan asset allocation would be 9.6% compared with our assumed rate of 9.4%. While we have assumed no change in targeted asset allocation percentages for 2003, we intend to lower our expected long-term rate of return to 9.0% based on declines in equity market performance, primarily over the last three years, versus long-term historical averages.

The weighted average expected asset return for our postretirement benefit plans as of the end of 2002 was 9.0%. Plan assets for our postretirement benefit plans are generally allocated as follows: domestic equity (55%), non-U.S. equity (20%) and fixed income securities (25%). By assuming historic returns of 10% for equity and 6% for fixed income securities, the weighted average expected return based on our postretirement benefit plan allocation would be 9.0%, which is consistent with our assumptions. While we have assumed no change in asset allocation percentages for 2003, we intend to lower our expected long-term rate of return to 8.5% based on declines in equity market performance, primarily over the last three years, versus long-term historical averages.

As a result of the expected assumption changes for 2003 as noted above, we anticipate pension and postretirement income to be reduced by approximately $17 million in 2003. We do not expect to make any significant cash contributions to the plans during 2003.

Other Matters

Other than non-cancelable operating lease commitments, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.” The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. Minority interests in the income or loss of consolidated subsidiaries are included in other income (expense) in the consolidated income statement. Intercompany items and transactions are eliminated in consolidation.

Financial Review

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes that begin on page F-1.

Items Affecting Comparability of 2002 with 2001

The following significant items affect comparability of the consolidated statements of income and segment operating results:

	Year Ended December 31
	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
	In Thousands, except per-share data
As reported	$175,733	$142,237	$1.24	$74,894	$24,988	$0.21

Included in earnings from operations:
Restructuring and impairment charges	$(88,929)	$(54,104)	$(0.47)	$(195,545)	$(136,752)	$(1.15)
Gain on sale of assets(1)	6,890	6,890	0.06	—	—	—
Provision for litigation(1)	(16,000)	(9,600)	(0.08)	—	—	—
Impact of goodwill amortization(1)	—	—	—	(16,092)	(12,018)	(0.10)

	(98,039)	(56,814)	(0.49)	(211,637)	(148,770)	(1.25)
Included in other income (expense):
Gain on sale of businesses and investments	6,350	6,350	0.06	6,641	6,641	0.05
Affordable housing write-downs	(26,000)	(15,600)	(0.14)	(8,400)	(5,040)	(0.04)
Other investment write-downs	—	—	—	(18,536)	(18,536)	(0.16)
Impact of goodwill amortization	—	—	—	(1,491)	(1,375)	(0.01)

	(19,650)	(9,250)	(0.08)	(21,786)	(18,310)	(0.16)
Included in tax benefit (provision):
Reversal of excess COLI tax reserves	—	30,000	0.26	—	—	—

Total significant items	$(117,689)	$(36,064)	$(0.31)	$(233,423)	$(167,080)	$(1.41)

(1)	Included in cost of sales on the consolidated statements of income on page F-2.

Restructuring and impairment: Operating results for 2002 and 2001 were affected by the following restructuring and impairment items:

•	2002 included pretax restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share). The 2002 pretax charge included $15 million to close our Berea, Ohio facility, which is included in the Donnelley Print Solutions segment, as well as additional workforce reductions at several other facilities throughout the company. Due to the magnitude of the workforce reductions that occurred in 2002, we recorded a pretax restructuring and impairment charge of $8 million in 2002 within the Corporate segment related to a curtailment loss on our postretirement benefit plans. In addition, we incurred certain costs in 2002 associated with defined exit activities from previously announced restructuring plans. Restructuring and impairment charges for 2002 by segment were as follows: Donnelley Print Solutions: $55 million; Logistics Services: $2 million; Corporate: $16 million and Other: $16 million.

•

2001 included pretax restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share). The 2001 pretax charge included $106 million related to various restructuring actions, and $90 million related to write-downs to adjust the carrying values of certain businesses. During 2001, we announced the closure of four U.S. manufacturing operations within the Donnelley Print Solutions segment, and print-production at a Financial Services sales center included in the Other segment. In addition, in 2001 we announced the closure of two international operations both included in the Other segment. The $106 million pretax charge for 2001 by segment was as follows: Donnelley

Print Solutions: $86 million; Logistics Services: $1 million; Other: $15 million and Corporate: $4 million. Also during 2001, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, we recorded a pretax impairment charge of $90 million to adjust the carrying values of certain businesses to fair value. The $90 million pretax charge for 2001 by segment was as follows: Donnelley Print Solutions: $11 million and Other: $79 million.

For a further description of restructuring activities and cumulative activity since inception of the restructuring plans, see Note 4, “Restructuring and Impairment,” to the consolidated financial statements.

Gain on sale of assets: 2002 included a $7 million pretax gain on the sale of our York, England manufacturing facility following the opening of our newly-constructed plant in Flaxby, England, included in the Donnelley Print Solutions segment.

Provision for litigation: 2002 included a $16 million pretax provision for the settlement of certain litigation included in the Corporate segment; see Note 8, “Commitments and Contingencies,” to the consolidated financial statements.

Gain on sale of businesses and investments: 2002 included a $6 million pretax gain from the collection of a note receivable that had been previously reserved in connection with the sale of our investment in Modus Media International (MMI) in 1999 and which was included within the Corporate segment. 2001 included a pretax gain of $7 million related to the sale of our remaining interest in Stream and was included in the Other segment.

Affordable housing write-downs: 2002 included a pretax charge of $26 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $8 million in 2001. The write-downs reflected declines in the underlying estimated fair value of our affordable housing investments and were included in the Corporate segment; see Note 3, “Acquisitions and Investments,” to the consolidated financial statements for further discussion.

Other investment write-downs: 2001 included a pretax loss of $19 million on the write-down of several Internet technology-related investments and was included in the Other segment; see discussion under the caption “Restructuring and Impairment and Other Items,” below.

Reversal of excess COLI tax reserves: 2002 included an after-tax benefit of $30 million from the reversal of excess tax reserves related to our settlement with the Internal Revenue Service (IRS) for disputed COLI deductions; see Note 10, “Income Taxes,” to the consolidated financial statements.

Impact of Goodwill Amortization:    As discussed in Note 5, “Goodwill and Other Intangible Assets,” to the consolidated financial statements, we adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized after the date of adoption of the standard. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require disclosure of the impact on prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. 2001 results included $18 million ($13 million after-tax, or $0.11 per diluted share) of goodwill amortization expense. Goodwill amortization expense by segment for 2001 was as follows: Donnelley Print Solutions: $5 million; Logistics Services: $8 million; and Other:  $5 million.

A summary analysis of expense trends is presented below:

	2002	% Change	2001	% Change	2000
	In Thousands
Cost of materials	$1,398,944	(17.2)%	$1,689,882	(10.6)%	$1,890,678
Cost of transportation	599,569	(1.3)	607,389	6.9	568,339
Cost of manufacturing*	1,610,118	(9.0)	1,769,712	(5.7)	1,876,476
Depreciation	288,499	(8.7)	315,937	(3.2)	326,349
Amortization**	63,873	1.7	62,786	(2.0)	64,053
Selling and administrative expenses*	523,388	(5.7)	554,914	(5.0)	584,298
Restructuring and impairment charges	88,929	(54.5)	195,545	N/A	—
Net interest expense	62,818	(11.8)	71,183	(20.6)	89,639

*	Excludes depreciation and amortization, which are shown separately.
**	Includes write-downs of affordable housing investments classified as other expense, net, of $26 million, $8 million and $4 million in 2002, 2001 and 2000, respectively.

Results of Operations—2002 compared with 2001

Consolidated net sales decreased $543 million, or 10.2%, to $4.8 billion compared with $5.3 billion in 2001, driven by the decline in net sales of our Donnelley Print Solutions segment of 11.8%. Net sales of our Logistics Services segment were up 1.1% between years, with an 8.3% increase in net sales for the package logistics business partially offset by a decrease of 7.8% in net sales from print logistics excluding expedited services.

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

Consolidated value-added revenue decreased $244 million, or 8.1%, to $2.8 billion compared with $3.0 billion in 2001, primarily driven by the decline in value-added revenue of our Donnelley Print Solutions segment of 8.4%. Donnelley Print Solutions’ percentage decline in value-added revenue was less than the decline in net sales, primarily due to higher customer-furnished paper and improved material yield during 2002. In addition, value-added revenue is affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During 2002, we recognized a reduction in cost of materials of $46 million from by-product revenues, compared with $41 million a year ago. Value-added revenue of our Logistics Services segment increased 11.3% between years, due to a 21.2% increase in value-added revenue for package logistics.

Gross profit as a percentage of net sales (gross margin) was 18.2% in 2002 compared with 17.2% in 2001, primarily due to higher gross margins within our Donnelley Print Solutions segment, partially offset by the net effect of several significant items within the Corporate segment. Donnelley Print Solutions’ gross margin in 2002 benefited from restructuring and productivity gains, the impact of lower goodwill amortization ($5 million), higher by-product revenues ($5 million) and gain on sale of assets ($7 million), which more than offset the gross margin impact from lower net sales. Logistics Services’ gross margin increased between years, driven by the improved performance of both package and print logistics, and lower goodwill amortization ($8 million). Negatively impacting gross margin in 2002 within the Corporate segment was a provision for litigation ($16 million), partially offset by a lower LIFO provision ($8 million).

Selling and administrative expenses decreased $34 million, or 6.0%, to $534 million compared with $568 million in 2001. Reductions in volume-based incentives (sales commissions), restructuring savings from workforce reductions, lower bad debt expense ($11 million), and lower spending to build complementary businesses ($21 million) in 2002 were partially offset by higher management incentive compensation expense ($5 million), higher expenses to build marketing capabilities ($8 million) and higher benefit expenses, including medical, pension and postretirement benefit costs. Selling and administrative expenses as a percentage of net sales was 11.2% in 2002 compared with 10.7% in 2001.

Net interest expense decreased 11.8% to $63 million in 2002, primarily due to lower effective interest rates on outstanding debt. Other expense, net, was $6 million in 2002 compared with $1 million in 2001. The primary components of other expense, net, in 2002 were as follows: affordable housing write-downs ($26 million) and foreign currency transaction losses, net ($3 million), partially offset by earnings from investments ($6 million); gain on sale of businesses and investments ($6 million) and other miscellaneous income ($11 million). The primary components of other expense, net, in 2001 were as follows: other investment write-downs ($19 million); affordable housing write-downs ($8 million) and foreign currency transaction losses, net, ($5 million), partially offset by gain on sale of businesses and investments ($7 million) and other miscellaneous income ($24 million).

Earnings before income taxes in 2002 were $176 million compared with $75 million in 2001. Earnings before income taxes included $89 million and $196 million in restructuring and impairment charges for 2002 and 2001, respectively, and the other significant items affecting comparability as noted above. The effective tax rate in 2002 was 19.1% compared with 66.6% in 2001. The 2002 effective tax rate included a $30 million benefit from the reversal of excess tax reserves related to our settlement with the IRS surrounding our COLI program (see Note 10, “Income Taxes,” to the consolidated financial statements). Net income was $142 million, up $117 million from $25 million in 2001. Diluted earnings per share of $1.24 increased $1.03 from $0.21 in 2001.

The following table shows the trends in net sales and value-added revenue by end market:

	Net Sales			Value-Added Revenue
	2002	2001	% Change	2002	2001	% Change
	In Thousands
Magazines, Catalogs, and Retail	$1,585,421	$1,876,555	(15.5)%	$990,890	$1,154,068	(14.1)%
Book Publishing Services	705,390	708,380	(0.4)	509,416	498,086	2.3
Telecommunications	679,422	777,383	(12.6)	341,861	348,408	(1.9)
Premedia Technologies	120,942	141,473	(14.5)	120,948	141,473	(14.5)

Donnelley Print Solutions	3,091,175	3,503,791	(11.8)	1,963,115	2,142,035	(8.4)

Logistics Services	784,024	775,518	1.1	187,146	168,130	11.3

Financial Services	427,453	493,563	(13.4)	362,602	416,045	(12.8)
RRD Direct	138,776	179,330	(22.6)	82,229	98,943	(16.9)
International(1)	313,509	341,488	(8.2)	161,332	166,679	(3.2)
Other	—	4,070	N/M	—	8,657	N/M

Total Other	879,738	1,018,451	(13.6)	606,163	690,324	(12.2)

Total	$4,754,937	$5,297,760	(10.2)%	$2,756,424	$3,000,489	(8.1)%

(1)	Includes Latin America, Poland and China. Other international locations are included within the respective end market.

Operating Results by Business Segment—2002 compared with 2001

Net sales of our Donnelley Print Solutions segment decreased $413 million in 2002, or 11.8%, from 2001. Net sales for Magazines, Catalogs and Retail decreased 15.5% between years, which primarily reflected volume decreases and price deterioration across all major markets. The continued economic slowdown during 2002 resulted in lower volumes and more customer bankruptcies within the Catalog and Retail markets, and lower advertising pages for both trade and consumer magazines. The net sales decline in Premedia Technologies was driven by these same factors. Depressed volumes in these markets drove increased competition and pricing pressures, and certain customer work lost due to bankruptcy or other factors has been replaced with lower-priced work. Book Publishing Services’ net sales were relatively flat between years due to volume decreases in the religious and specialty markets and more customer-furnished paper, offset by volume increases in the consumer and education markets. Net sales for Telecommunications were down 12.6% between years, primarily due to a shift to more customer-furnished paper.

Net sales of our Logistics Services segment increased $9 million, or 1.1%, from a year ago. Net sales of print logistics, excluding expedited services, were down 7.8% for 2002, driven by lower volumes from a continued slow economy. Net sales of package logistics were up 8.3% between years. Unit volumes for package logistics were up 26.1% between years, which were partially offset by a mix change toward lighter weight, lower-priced packages. Net sales for 2002 for package logistics were also impacted by our decision to cease serving several large mailers during 2001 because of price levels that proved unprofitable.

Financial Services’ 2002 net sales decreased 13.4% from a year ago, driven by lower net sales from both U.S. and international capital markets, primarily during the second and third quarters. During 2002, we derived 85.9% of our capital markets net sales from the U.S. For 2002, our U.S. and international capital markets net sales were down 18.4% and 24.3%, respectively. Within Financial Services, net sales for 2002 from customized communications solutions decreased 4.2% between years. 2002 net sales for RRD Direct were down 22.6% between years, due to lower prices, unfavorable work mix and more customer-furnished paper. 2002 net sales for International were down $28 million between years due to declines in Latin America driven by lower volumes and the effects of foreign currency devaluation, partially offset by increases in Europe and China.

Value-added revenue for the Donnelley Print Solutions segment decreased $179 million, or 8.4%, from 2001, primarily due to volume declines and price deterioration within the Magazines, Catalogs and Retail markets, as well as Premedia Technologies. Value-added revenue for Magazines, Catalogs and Retail and Premedia Technologies declined 14.1% and 14.5%, respectively, between years, consistent with the declines in net sales. Value-added revenue for Book Publishing Services increased 2.3% compared with 2001 due to increases in the consumer and educational markets, partially offset by declines in the religious and specialty markets. Value-added revenue for Telecommunications decreased 1.9% between years, which was less than the percentage decline in net sales due to higher customer-furnished paper during 2002 and improved material yield.

Value-added revenue for the Logistics Services segment increased $19 million, or 11.3%, from 2001. Value-added revenue for package logistics increased 21.2% between years, driven by increased postage discounts due to deeper penetration of the postal system (closer to the final destination) and lower per unit transportation costs. Results for package logistics in 2001 were hurt by a higher relative level of large mailers at price levels that proved to be unprofitable. Actions taken throughout 2001 to raise prices and adjust work mix had a positive impact on package logistics’ value-added revenue in 2002. Value-added revenue for print logistics was flat between years, primarily due to a reduction in per unit transportation costs driven by operational efficiencies and improved vendor management, which offset volume declines.

Value-added revenue for Financial Services decreased 12.8% from 2001, driven by the net sales decline noted above, slightly offset by a reduction in material costs due to a shift to more composition and fulfillment work. The decrease in value-added revenue in 2002 for both RRD Direct and International was attributable to the declines in net sales noted above.

Earnings from operations for the Donnelley Print Solutions segment increased $36 million, or 13.5% from 2001. Earnings from operations included $55 million and $97 million in restructuring and impairment charges for 2002 and 2001, respectively. Earnings from operations continued to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. During 2001, we announced actions to better align our cost structure that included the closing of four print facilities within Donnelley Print Solutions. All four of these print facilities, along with our Berea, Ohio printing facility, were closed by the end of the second quarter of 2002 (see discussion under the caption “Restructuring, Impairment and Other Items,” below). The 2002 impact of productivity initiatives and savings from actions we have taken to restructure our operations have largely offset the effects of volume declines and price erosion on earnings from operations. Also included in earnings from operations in 2002 were lower corporate assessments ($10 million) and lower selling and administrative expenses ($7 million), due to a decrease in management incentive compensation and reduced volume-based selling incentives.

Earnings from operations for 2002 for the Logistics Services segment were $11 million compared with a loss from operations of $5 million a year ago. This improved performance was driven by higher value-added revenue from the package logistics business due to the factors noted above, along with lower goodwill amortization of $8 million. Earnings from operations for the print logistics business increased between years as a result of transportation cost savings noted above, and improved margins in 2002 following start-up problems in a distribution center in the Northeast during the fourth quarter of 2000 that continued into early 2001. Earnings from operations in 2002 also benefited from the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota in mid-2001.

Loss from operations for the Other segment was $61 million in 2002 compared with a loss of $168 million in 2001. Of the $107 million improvement in operating results between years, $78 million related to lower restructuring and impairment charges and $21 million for lower spending on complementary businesses. Spending on complementary businesses in 2001 related primarily to Red Rover Digital (Red Rover), a provider of Internet web site design services, which was shut down during the fourth quarter of 2001. Financial Services’ loss from operations increased between years due to the severity of the capital markets decline and additional restructuring and impairment charges in 2002. RRD Direct’s loss from operations decreased between years due to lower restructuring and impairment charges, lower goodwill amortization, savings from previous restructuring actions and higher productivity that more than offset the impact of lower net sales. International’s loss from operations decreased in 2002 primarily due to lower restructuring and impairment charges and related cost savings in Latin America, partially offset by higher start-up costs for our facility in Shanghai, China ($6 million).

Loss from operations for the Corporate segment was $10 million in 2002 compared with earnings from operations of $51 million in 2001. The change between years of $61 million in the Corporate segment was due to the following: higher restructuring and impairment charges ($12 million); additional provision for litigation ($16 million); lower benefit plan earnings (excluding service costs allocated to the segments) ($11 million); higher corporate staff expenses ($9 million); lower corporate expense allocations ($19 million) and higher miscellaneous expenses ($2 million), partially offset by a lower LIFO provision ($8 million).

For a reconciliation of earnings from operations to earnings before income taxes by segment, see Note 18 “Industry Segment Information,” to the consolidated financial statements.

Items Affecting Comparability of 2001 with 2000

The following significant items affect comparability of the consolidated statements of income and segment operating results:

	Year Ended December 31
	2001			2000
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
	In Thousands, except per-share data
As reported	$74,894	$24,988	$0.21	$433,984	$266,900	$2.17

Included in earnings from operations:
Restructuring and impairment charges	$(195,545)	$(136,752)	$(1.15)	$—	$—	$—
Provision for plant closures(1)	—	—	—	(8,944)	(5,366)	(0.04)

	(195,545)	(136,752)	(1.15)	(8,944)	(5,366)	(0.04)
Included in other income (expense):
Gain on sale of businesses and investments	6,641	6,641	0.05	—	—	—
Affordable housing write-downs	(8,400)	(5,040)	(0.04)	(4,200)	(2,520)	(0.02)
Other investment write-downs	(18,536)	(18,536)	(0.16)	—	—	—
Gain from demutualization	—	—	—	12,859	7,908	0.06

	(20,295)	(16,935)	(0.15)	8,659	5,388	0.04

Total significant items	$(215,840)	$(153,687)	$(1.30)	$(285)	$22	$—

(1)	Included in cost of sales on the consolidated statements of income on page F-2.

Restructuring and impairment:  Operating results for 2001 were affected by the following restructuring and impairment items:

•	2001 included pretax restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share). The 2001 pretax charge included $106 million related to various restructuring actions, and $90 million related to write-downs to adjust the carrying values of certain businesses. During 2001, we announced the closure of four U.S. manufacturing operations within the Donnelley Print Solutions segment, and print-production at a Financial Services sales center included in the Other segment. In addition, in 2001 we announced the closure of two international operations both included in the Other segment. The $106 million pretax charge for 2001 by segment was as follows: Donnelley Print Solutions: $86 million; Logistics Services: $1 million; Other: $15 million and Corporate: $4 million. Also during 2001, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, we recorded a pretax impairment charge of $90 million to adjust the carrying values of certain businesses to fair value. The $90 million pretax charge for 2001 by segment was as follows: Donnelley Print Solutions: $11 million and Other: $79 million.

For a further description of restructuring activities and cumulative activity since inception of the restructuring plans, see Note 4, “Restructuring and Impairment,” to the consolidated financial statements.

Provision for plant closures:  2000 included a pretax charge of $9 million to close two manufacturing facilities (an RRD Direct facility and a Financial Services printing plant, both included in the Other segment).

Gain on sale of businesses and investments:  2001 included a pretax gain of $7 million related to the sale of our remaining interest in Stream, and was included in the Other segment.

Affordable housing write-downs:  2001 included a pretax charge of $8 million to writedown the carrying value of our investments in affordable housing compared with a pretax charge of $4 million in 2000. The write-downs reflected declines in the underlying estimated fair value of our affordable housing investments and were included in the Corporate segment; see Note 3, “Acquisitions and Investments,” to the consolidated financial statements for further discussion.

Other investment write-downs:  2001 included a pretax loss of $19 million on the write-down of several Internet technology-related investments and was included in the Other segment; see discussion under the caption “Restructuring and Impairment and Other Items,” below.

Gain from demutualization:  2000 included a pretax gain of $13 million related to the sale of shares received from the demutualization of our basic life insurance carrier and was included in the Corporate segment.

Results of Operations—2001 compared with 2000

Net sales decreased $467 million, or 8.1%, to $5.3 billion compared with $5.8 billion in 2000. Acquisitions contributed an increase of $104 million in net sales between years, which was more than offset by lower volumes within the Donnelley Print Solutions, Logistics Services and Other segments.

Consolidated value-added revenue decreased $305 million, or 9.2%, to $3.0 billion compared with $3.3 billion in 2000. Acquisitions contributed an increase of $35 million in value-added revenue between years. Value-added revenue is affected by the price of scrap (by-product) paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. During 2001, we recognized a reduction in our cost of materials of $41 million from by-product revenues compared with $66 million in 2000, a decrease of 37.8%.

Gross profit as a percentage of net sales (gross margin) declined to 17.2% in 2001 compared with 19.1% in 2000, primarily due to lower margins within the Donnelley Print Solutions segment and our Financial Services operations within the Other segment. Gross margin was affected negatively in 2001 by lower volumes and relatively high fixed costs across most of the Donnelley Print Solutions segment, primarily within Magazines, Catalogs and Retail, as well as within Financial Services. Our Logistics Services segment, which has a lower gross margin than our Donnelley Print Solutions segment, also represented a higher proportion of net sales in 2001 (15% versus 12% in 2000).

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

Net interest expense decreased 20.6% to $71 million in 2001, due to lower average debt levels, and lower average short-term borrowing rates. Other expense, net, in 2001 was $1 million compared with other income, net, of $23 million in 2000. The primary components of other expense, net, in 2001 were as follows: other investment write-downs ($19 million); affordable housing write-downs ($8 million) and foreign currency transaction losses, net ($5 million), partially offset by gain on sale of businesses and investments ($7 million) and other miscellaneous income ($24 million). The primary components of other income, net, in 2000 were as follows: gain from demutualization ($13 million) and other miscellaneous income ($16 million), partially offset by affordable housing write-downs ($4 million) and foreign currency transaction losses, net ($2 million).

Earnings before income taxes decreased $359 million, or 82.7%, to $75 million compared with $434 million in 2000. Earnings before income taxes in 2001 included restructuring and impairment charges of $196 million and the other significant items affecting comparability as noted above. The effective tax rate in 2001 was 66.6% compared with 38.5% in 2000. See Note 10, “Income Taxes,” to the consolidated financial statements for a reconciliation of the effective tax rate between years as certain of the significant items affecting comparability did not have an associated income tax provision or benefit as shown in the table above. Net income decreased $242 million, or 90.6%, to $25 million compared with $267 million in 2000. Diluted earnings per share decreased 90.3% to $0.21 in 2001 from $2.17 in 2000. The rate of decrease was slightly lower on a per-share basis due to fewer average shares outstanding in 2001.

The following table shows the trends in net sales and value-added revenue by end market:

	Net Sales			Value-Added Revenue
	2001	2000	% Change	2001	2000	% Change
	In Thousands
Magazines, Catalogs, and Retail	$1,876,555	$2,136,976	(12.2)%	$1,154,068	$1,317,268	(12.4)%
Book Publishing Services	708,380	780,349	(9.2)	498,086	531,985	(6.4)
Telecommunications	777,383	802,771	(3.2)	348,408	366,900	(5.0)
Premedia Technologies	141,473	126,397	11.9	141,473	124,558	13.6

Donnelley Print Solutions	3,503,791	3,846,493	(8.9)	2,142,035	2,340,711	(8.5)

Logistics Services	775,518	691,167	12.2	168,130	122,828	36.9

Financial Services	493,563	638,129	(22.7)	416,045	540,382	(23.0)
RRD Direct	179,330	198,111	(9.5)	98,943	107,146	(7.7)
International(1)	341,488	377,565	(9.6)	166,679	180,141	(7.5)
Other(2)	4,070	12,870	(68.4)	8,657	14,110	(38.6)

Total Other	1,018,451	1,226,675	(17.0)	690,324	841,779	(18.0)

Total	$5,297,760	$5,764,335	(8.1)%	$3,000,489	$3,305,318	(9.2)%

(1)	Includes Latin America, Poland and China. Other international locations are included within the respective end market.
(2)	Includes Red Rover, Louisville Distribution (sold in June 2000) and Other.

Operating Results by Business Segment—2001 Compared with 2000

Net sales of our Donnelley Print Solutions segment decreased $343 million in 2001, or 8.9%, from 2000. The incremental impact of acquisitions on net sales between years was not significant. First half net sales of the Donnelley Print Solutions segment were down 6.8% between years. The impact of the economic slowdown worsened in the second half of 2001 as second half net sales decreased by 10.9% between years. Net sales for Magazines, Catalogs and Retail decreased 12.2% between years, which reflected volume decreases across all major markets. Increased retail bankruptcies, as well as lower magazine and retail insert advertising spending, and lower catalog page counts drove the majority of volume declines. Net sales for Book Publishing Services were down 9.2% from 2000 driven by lower volumes in the consumer and religious markets. Net sales for Telecommunications decreased 3.2% between years primarily due to volume shortfalls in the domestic directory market.

Net sales of our Logistics Services segment increased $84 million in 2001, or 12.2%, from 2000. We acquired package logistics in February 2000, which contributed an incremental $104 million in net sales between years. Unit volumes for package logistics were up 21.9% between years, partially due to an additional five weeks of activity in 2001. In addition, package logistics benefited from higher pricing in 2001, including a more profitable customer mix. Net sales of our print logistics business were down 6.0% between years, driven primarily by lower freight services volume and, to a lesser extent, reduced expedited services volume.

Net sales for Financial Services decreased 22.7% compared with 2000, driven primarily by the slowdown in both U.S. and international capital markets. Capital markets volume was particularly impacted by the events and aftermath of September 11. During 2001, we derived 85.0% of our capital markets sales from the U.S.; our U.S. capital markets sales were down 20.9% from 2000. Due to weakness in the international capital markets during 2001, our international capital markets sales were down 58.6% from 2000. Within Financial Services, net sales for 2001 from customized communications solutions decreased 4.9% between years. Net sales for RRD Direct in 2001 were down 9.5% between years, as work performed in 2000 for the U.S. census was only partially offset by improved price and work mix in 2001. Net sales for International decreased 9.6% between years, primarily due to lower net sales in Latin America from lower volumes and foreign currency devaluation.

Value-added revenue for the Donnelley Print Solutions segment decreased $199 million, or 8.5%, from 2000, resulting from volume declines across all major markets. The incremental impact of acquisitions on value- added revenue between years was not significant. Value-added revenue for Magazines, Catalogs and Retail declined 12.4% between years, driven primarily by lower volumes as noted above. By-products revenues in the Donnelley Print Solutions segment were down $23 million between years.

Value-added revenue for the Logistics Services segment increased $45 million, or 36.9%, from 2000. Package logistics contributed an incremental $35 million in value-added revenue between years, up 59.1%. During 2000, package logistics was affected negatively by low price levels in response to competition and low-margin work for a number of large mailers. In 2001, package logistics benefited from higher net sales, and higher postage discounts due to deeper penetration of the postal system (closer to the final destination), which more than offset increased transportation and handling costs. Value-added revenue for 2001 in our print logistics business increased 16.3% from 2000, despite the drop in net sales between years, driven by lower transportation costs. The decline in transportation costs related to better cost management and non-recurring start-up costs of a new distribution facility in the Northeast during the fourth quarter of 2000.

Financial Services’ 2001 value-added revenue decreased 23.0% from 2000, driven by the slowed U.S. and international capital markets. The declines from 2000 in value-added revenue for RRD Direct and International were consistent with the declines in net sales.

Earnings from operations for the Donnelley Print Solutions segment declined $213 million, or 44.2%, from 2000. Earnings from operations included $97 million in restructuring and impairment charges in 2001. Earnings from operations within Magazines, Catalogs and Retail in particular were hurt by the severity of the volume declines, particularly during the second half of 2001. During 2001, we announced actions to better align our cost structures that included the closing of four print facilities. Two of these facilities were closed in 2001, while the two largest (Des Moines, Iowa and Old Saybrook, Connecticut) ceased operations in the second quarter of 2002.

Our Logistics Services segment incurred a loss from operations of $5 million including a $1 million charge for restructuring and impairment compared with a loss of $14 million in 2000. This improved operating performance in 2001 was driven by package logistics, and the positive factors affecting value-added revenue noted above. Logistics Services also benefited from reduced expenses in 2001 related to the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota during the year. Our print logistics business incurred a loss from operations in 2001, driven by lower freight services volume, as well as lower expedited services volume related to the declines in Financial Services. Within print logistics, the distribution center start-up problems in the fourth quarter of 2000, as noted above, were resolved in early 2001, partially offset by additional facility expansion costs during 2001.

The loss from operations within the Other segment was $168 million in 2001, compared with income of $8 million in 2000. Of the $176 million decline in operating results between years, $94 million related to higher restructuring and impairment charges in 2001. The loss from operations for both years included expenses of $22 million and $28 million in 2001 and 2000, respectively, to grow complementary busineses, including Red Rover, which was shut down during the fourth quarter of 2001. 2000 included an additional operating loss of $2 million for our Louisville distribution center through June 2000, the date of disposition. Earnings from operations within Financial Services were negatively affected in 2001 by the capital markets slowdown, resulting in a net loss from operations in 2001. RRD Direct incurred volume shortfalls during 2001 and experienced operational issues at its Newark, Ohio facility, following the consolidation of another direct mail facility into Newark in 2000. The loss from operations in 2000 included a pretax charge of $9 million to close two plants (an RRD Direct facility and a Financial Services printing plant). The International loss from operations increased in 2001 primarily due to additional restructuring and impairment charges, and volume declines and currency devaluation in Latin America.

Earnings from operations for the Corporate segment were $51 million in 2001 compared with $26 million in 2000. This increase was driven by higher benefit plan earnings (excluding service costs) ($9 million); lower provision for LIFO inventories ($4 million) and lower corporate administrative and other unallocated expenses ($16 million), partially offset by higher restructuring and impairment charges ($4 million).

For a reconciliation of earnings from operations to earnings before income taxes by segment, see Note 18 “Industry Segment Information,” to the consolidated financial statements.

Other expense, net, for the Other segment in 2001 included a pretax loss of $5 million on our investment in Argentina related to the impact of the devaluation of the Argentine peso, which is the functional currency of our operations in Argentina. While the devaluation was formally announced in January 2002, the currency impact of translating non-peso denominated assets and liabilities into U.S. dollars was recorded in 2001.

Restructuring and Impairment and Other Items

The following discussion should be read in conjunction with Note 4, “Restructuring and Impairment,” to the consolidated financial statements.

During 2002, we recorded pretax restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share). The 2002 pretax charge included $15 million related to the shutdown of our Berea, Ohio plant which produced short-run specialty magazines and was included within the Donnelley Print Solutions segment. The total 2002 pretax charge was comprised of the following: employee termination benefits related to additional workforce reductions ($37 million); a curtailment loss related to postretirement benefit plans ($8 million); exit costs related to closed facilities ($6 million); relocation costs for defined exit activities which were expensed as incurred ($22 million) and asset impairments to reduce the carrying values of assets held for disposal to fair value ($16 million). 2002 total pretax restructuring and impairment charges by segment were: Donnelley Print Solutions: $55 million; Logistics Services: $2 million; Other: $16 million and Corporate: $16 million. The pretax charge was included as restructuring and impairment charges in the consolidated statements of income on page F-2.

During 2001, we recorded pretax restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share). Of the total $196 million pretax charge, $106 million related to various restructuring actions announced during 2001, and $90 million related to write-downs to adjust the carrying values of certain businesses to fair value. The 2001 pretax restructuring and impairment charges of $106 million by business segment were: Donnelley Print Solutions: $86 million; Logistics Services: $1 million; Other: $15 million; and Corporate: $4 million. The pretax charge was included as restructuring and impairment charges in the consolidated statements of income on page F-2.

As part of our efforts to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. In 2001, we announced the closure of the following five U.S. manufacturing facilities: St. Petersburg and South Daytona, Florida; Des Moines, Iowa; Old Saybrook, Connecticut; and print production only at a Financial Services sales center in Houston, Texas. Each of these print facilities lacked the necessary scale and geographic location to remain competitive. All customer work produced at these facilities was transferred to other company facilities once necessary expansions to accommodate the new work were complete.

As of December 31, 2002, all five U.S. manufacturing facilities (both Florida facilities; Des Moines, Iowa; Old Saybrook, Connecticut and Berea, Ohio) had ceased operations and were considered held for disposal. In addition to the five U.S. manufacturing facilities, we closed two additional facilities in 2001 outside of the U.S. due to sales shortfalls from acquisition plans and to streamline costs: Ediciones Eclipse S.A. de C.V. (Eclipse) in Mexico and Hamburg Gráfica Editora in Brazil. Eclipse was sold in December 2002 at net book value; the Brazilian facility has also ceased production and was considered held for disposal at December 31, 2002. The net book value of assets held for disposal at December 31, 2002 was $15 million, and included the following breakdown by segment: Donnelley Print Solutions: $14 million and Other: $1 million.

During 2001, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, we recorded a pretax impairment charge of $90 million to adjust the carrying values of certain of our businesses to fair value. This included write-downs with respect to the Donnelley Print Solutions segment: (Berea, Ohio: $11 million) and the Other segment: RRD Direct (Newark, Ohio: $37 million), and International including Argentina (Atlántida Cochrane: $19 million); Brazil (Circulo do Livro and Hamburg Gráfica Editora: $11 million); and Mexico (Eclipse: $12 million). The pretax impairment charge of $90 million reduced goodwill by $36 million and property and equipment by $54 million. The write-downs were primarily the result of the deterioration in net sales from the original acquisition plans, such that the carrying values of the entities were not considered to be recoverable.

We regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. In March 2001, we announced a $300 million upgrade of our print platform, approximately one-third of which related to restructuring costs. This upgrade program included the purchase of seven new presses and two associated binding lines, of which four presses and two binding lines were placed into service as of December 31, 2002. As of December 31, 2002, cumulative capital expenditures related to this upgrade program were $179 million, and we expect to spend an additional $44 million in 2003 to complete the program.

As a result of all restructuring actions and impairment write-downs since 2000, we realized cost savings in 2002, net of incremental costs associated with the platform upgrade, of approximately $126 million compared with our 2000 cost structure. Of these total savings, $121 million represented the cash component and consisted primarily of salary and employee benefit-related savings from workforce reductions of $116 million. The non-cash component of $5 million consisted of lower depreciation expense of $13 million, partially offset by incremental depreciation expense related to the platform upgrades of $8 million. Based on restructuring actions announced as of the end of 2001, we expected to realize cost savings of approximately $90 million in 2002 compared with 2000, which included $86 million in projected cost savings due to workforce reductions, and $4 million of lower depreciation expense. During 2002, we substantially completed all restructuring actions announced in 2001, which included all expected workforce reductions and related plant closures, with no significant changes in actual savings from our earlier estimates. The additional incremental savings in 2002 of  $36 million related to 2002 announced actions.

During 2002, we announced several restructuring actions that included an additional plant closure (Berea, Ohio) and various workforce reductions across the company, resulting in additional cost savings in 2002 of approximately $36 million. These additional cost savings in 2002 consisted of lower salary and employee-related benefits due to workforce reductions of $30 million, lower depreciation expense of $1 million, and other miscellaneous expense reductions of $5 million.

The two largest plant closures announced in 2001 (Old Saybrook, Connecticut and Des Moines, Iowa) did not cease operations until the second quarter of 2002. Accordingly, 2002 savings discussed above do not reflect a full year of benefits as a result of these plant closures or from the additional restructuring actions announced during 2002. We, therefore, expect to realize additional annualized savings in 2003 of approximately $40 million consisting primarily of lower salary expense and related employee benefits of $34 million.

The above reductions in our cost structure for 2002 were offset by the impact of volume reductions and pricing pressures during the year. We expect to drive gains in throughput, productivity and capacity utilization once volume activity levels recover.

During 2001, we recorded a pretax charge of $19 million ($19 million after-tax, or $0.16 per diluted share) to write down the values of several of our Internet-related technology investments. The largest such investment was a minority interest in an Internet communications services company that we acquired in 2000 for $14 million for which no publicly-traded market data was available. During the fourth quarter of 2001, this Internet communications services company entered into an equity transaction with a third party, which provided a basis for a revised valuation and an impairment of our minority interest. The total $19 million pretax charge was included in other income (expense) as investment write-downs in the consolidated statements of income on page F-2.

Financial Condition, Liquidity and Capital Resources

Because of our scale, manufacturing experience and strong customer base, we continue to generate strong cash flows from our printing businesses. We plan to use these cash flows to continue our transformation in several key areas and invest in future growth to create value for our shareholders. This includes upgrading our print platform to enable us to better serve our customers in a more cost-effective, flexible and efficient manner. Further, it includes building value-added services upstream toward our customers and downstream toward the consumer. In addition, we will continue to invest in programs that provide the foundational support underlying these transformation efforts, including continuous improvement, business process redesign and cultural change. If we do not have investment opportunities that generate returns above our cost of capital, our philosophy is to return excess cash to shareholders through share repurchase and/or dividends, while maintaining our targeted capital structure.

The working capital deficiency of $88 million at December 31, 2002, did not affect our ability to operate our business or to meet any of our obligations. From time to time we may operate with a working capital deficiency, but without negative impact on the business due to the timing and availability of other sources of funds.

Commercial paper is our primary source of domestic short-term financing. On December 31, 2002, we had $21 million outstanding in domestic commercial paper borrowings. In October 2002, we replaced our existing domestic revolving credit facilities with two new revolving credit facilities. The new facilities consist of a short-term facility that matures in October 2003 and provides for borrowings of up to $175 million and a long-term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of December 31, 2002, there have been no borrowings under these credit facilities. These facilities provide support for issuing commercial paper and other credit needs. We also maintain various other credit facilities, which are generally uncommitted, to support the financing needs of our non-U.S. operating units. Management believes that cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures of the company for the forseeable future.

We address certain financial exposures through a controlled program of risk management that includes the limited use of derivative financial instruments. We enter into interest rate swaps to manage our interest costs and exposure to changes in interest rates. In addition, from time to time we enter into forward and option contracts to minimize potential exchange risk and transaction losses in non-U.S. entities with non-functional currency denominated borrowings, sales, purchases or expenses. We do not use derivatives for trading or speculative purposes and we are not a party to leveraged derivatives.

During 2001, we entered into interest rate swap agreements to exchange fixed rate for floating rate payments periodically over the life of certain outstanding debt instruments. These swaps have been designated as fair value hedges and were highly effective as of December 31, 2002. During 2002 and 2001 we also entered into various interest rate swap agreements to exchange floating rate for fixed rate payments. See Note 11, “Debt Financing and Interest Expense,” to the consolidated financial statements for details.

As of December 31, 2002, our only off-balance sheet financing activities were non-cancelable operating lease commitments described in Note 8, “Commitments and Contingencies,” to the consolidated financial statements.

Cash Flows from Operating Activities

Cash flow from operations in 2002 was $409 million, a decrease of $139 million from 2001. This decrease was primarily due to the payment of approximately $130 million related to the COLI settlement (see Note 10, “Income Taxes,” to the consolidated financial statements) and lower net income excluding non-cash charges in 2002, partially offset by a 2001 payment of $62 million related to COLI. Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 40 days in 2002 from 48 days in 2001. The ratio of operating working capital* to sales has continued to improve to 2.2% in 2002 from 5.2% in 2001 and 5.8% in 2000.

Cash flows from operations decreased by $192 million in 2001, primarily due to the receipt in 2000 of a tax refund of $77 million related to the carryback of tax losses following the sales of certain subsidiaries, a 2001 tax payment of $62 million for COLI tax liabilities as a result of the settlement of a federal tax audit, and weaker operating performance in 2001.

* The operating working capital to sales ratio is defined as a 13-month average of net receivables, net inventories and prepaid expenses minus accounts payable, accrued compensation and other accrued liabilities, divided by a 12-month rolling average of net sales.

Cash Flows From Investing Activities

Our principal investing activities are capital expenditures to improve the productivity of operations. In 2002, capital expenditures totaled $242 million, a $31 million decrease compared with 2001 spending of $273 million. 2002 spending included investments to create a more efficient print platform to serve our magazine, catalog and retail customers and the opening of a printing plant in China. The reduction in capital spending from 2001 is due to lower spending on our new platform and the 2001 openings of a printing plant in Poland and several facilities within our Premedia Technologies group. We expect to continue to fund capital expenditures primarily through cash provided by operations. We expect 2003 capital spending to be below $250 million.

Acquisitions

We made no business acquisitions in 2002 or 2001.

Divestitures

In June 2002, we recorded a pretax gain of $6 million ($6 million after-tax, or $0.06 per diluted share) upon collection of a note receivable that had been previously reserved in connection with the sale of MMI in 1999.

In November 2001, we sold our remaining investment in the common stock of Stream for approximately $10 million in cash. We recognized a pretax gain of $7 million ($7 million after-tax, or $0.05 per diluted share) from this transaction.

In June 2000, we sold our 100% interest in R.R. Donnelley (India) Ltd. and our 25.37%-owned subsidiary, Tata Donnelley Limited, to Tata Sons Limited for approximately $13 million in cash; there was no gain or loss recognized from this transaction.

Cash Flows From Financing Activities

Financing activities include net borrowings, share repurchases and dividend payments. As of December 31, 2002, total net borrowings decreased $64 million from December 31, 2001, compared with an increase of $57 million for the same period a year ago. This lower level of incremental borrowing in 2002 ($121 million) is primarily due to the expiration of the company’s share repurchase program in 2002, partially offset by the company’s payment of approximately $130 million related to the COLI settlement.

Share Repurchases

We acquired 0.5 million, 8.8 million and 2.5 million shares of our stock in 2002, 2001 and 2000, respectively, for $15 million, $248 million and $63 million, respectively, in privately negotiated or open-market transactions. Since 1996, we have spent approximately $1.5 billion to repurchase stock and reduced the number of shares outstanding by approximately 29%.

In January 2001, the Board of Directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. From February 1, 2001 through the expiration date (January 31, 2002), we purchased approximately 8.1 million shares at an aggregate cost of approximately $230 million under this program.

Net cash used to repurchase common stock, defined as cash used for share repurchases net of proceeds from stock options exercised, was $3 million in 2002; $250 million in 2001; and $22 million in 2000.

A summary of the shares outstanding is presented below:

	2002	2001	2000
	In Thousands
As of December 31
Basic	113,124	113,122	121,055
Dilutive effect	453	2,069	1,629

Total	113,577	115,191	122,684

Full Year Average
Basic	113,060	116,728	122,323
Dilutive effect	1,312	1,770	770

Total	114,372	118,498	123,093

Dividends

Dividends to shareholders totaled $111 million in 2002 and $110 million in each of 2001 and 2000. In 2002, we increased our dividend by 4%, representing our 32nd consecutive annual dividend increase. We have consistently paid a dividend since becoming a public company in 1956.

Financial Condition

Our financial position remains strong as evidenced by our year-end balance sheet. Our total assets in 2002 were $3.2 billion compared with $3.4 billion at the end of 2001. Average invested capital (total debt and equity, computed on a 13-month average) was $1.9 billion in 2002, compared with $2.3 billion at the end of 2001. The return on average invested capital increased to 9.4% in 2002 from 3.1% in 2001. The return on average invested capital, excluding the significant items in Item 6 on page 11, increased to 10.4% from 10.0% a year ago.

At December 31, 2002, the debt-to-capital ratio decreased to 52% from 54% in 2001 and year-end debt-to-total market value* was 29% compared with 24% in 2001.

*	Market value was determined based on the number of basic shares outstanding multiplied by the per share closing price of our common stock as of the respective year-ends.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations as of December 31, 2002:

	Payments Due In
	Total	2003	2004	2005	2006	2007	Thereafter
	In Thousands
Total debt*	$988,850	$245,781	$711	$166,423	$224,551	$493	$350,891
Operating leases	260,281	61,836	52,463	44,688	41,531	27,589	32,174
Other	71,137	51,127	4,034	3,421	3,421	3,421	5,713

Total	$1,320,268	$358,744	$57,208	$214,532	$269,503	$31,503	$388,778

*	Excludes $10 million related to the fair market value of interest rate swaps as of December 31, 2002, related to debt due in 2006.

Other represents contractual obligations for the purchase of property, plant and equipment ($47 million in total) and various outsourced professional services ($24 million in total).

We maintain credit facilities in the U.S. and in our international locations that provide support for issuing commercial paper and for meeting the financing needs of our non-U.S. operating units. We maintain revolving credit facilities with a group of U.S. and foreign banks that provide for borrowings of up to $350 million, of which $175 million expires in October 2003, and $175 million expires in October 2007. As of December 31, 2002, we had no borrowings under these credit facilities.

As of December 31, 2002, our non-U.S. operating units had approximately $208 million in available credit facilities, most of which are uncommitted. There were approximately $115 million in borrowings against these facilities at December 31, 2002, which are included in short-term or long-term debt on the consolidated balance sheet on F-3, as appropriate.

Other Information

Employees

As of December 31, 2002, we had approximately 30,000 employees. Approximately 81% of our employees work in the U.S., and approximately 1.4% of those are covered by collective bargaining agreements. Of the approximately 6,000 people working in our international operations, 24% are covered by collective bargaining agreements as is customary in those locations.

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

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the company, see Note 8, “Commitments and Contingencies,” to the consolidated financial statements.

New Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have elected not to change to the fair value based method of accounting for stock-based employee compensation. We account for employee stock options under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost was recognized by us.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of certain previously unconsolidated entities, including special purpose entities. We believe that the adoption of this interpretation, required in 2003, will not have a material impact on our consolidated financial position or results of operations.

Outlook

The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets exacerbated by recent drops in market demand. Therefore, competition is intense. Our intent is to differentiate our service offerings so that we are viewed by our customers as a partner that can help them deliver effective and targeted communications in the right format to the right audience at the right time.

We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not foresee any disruptive conditions affecting prices or supply of paper in 2003.

Postal costs are a significant component of our customers’ cost structures and postal rate changes can influence the number of pieces that our customers are willing to mail. Any resulting decline in print volumes mailed could have an effect on our financial results. Postal rates increased in January 2001, July 2001 and July 2002. Postal rate increases can enhance the value of Donnelley Logistics to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

The cost of energy affects our operating costs in the Donnelley Print Solutions segment and transportation costs in Donnelley Logistics. In Donnelley Logistics, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in these and other energy costs could affect our consolidated financial results.

Consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. and international economies is continuing to affect demand across most of our businesses. Uncertainty in the economy has led customers across our end markets to indicate that they anticipate flat demand throughout 2003.

In the longer term, technological changes, including the electronic distribution of information, present both risks and opportunities for us. Many of our businesses leverage distinctive capabilities to participate in the rapid growth in electronic communications. Our goal remains to help our customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in increased shareholder value.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates. As such, the company monitors the interest rate environment and modifies the components of its debt portfolio as necessary to manage funding costs and interest rate risks. Generally, the company maintains at least half of its debt at fixed rates (approximately 52.6% at December 31, 2002). Excluded from the calculation of fixed rate debt at December 31, 2002 is $200 million in fixed rate debt that was swapped to floating rates to take advantage of lower interest rates on floating rate debt. The swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating to fixed swap agreements, effectively fixing the interest rates for the May 15, 2002, November 15, 2002, May 15, 2003 and November 15, 2003 interest rate resets on the original swaps (see Note 14, “Financial Instruments,” to the consolidated financial statements). The company’s exposure to adverse changes in foreign exchange rates is immaterial to the consolidated financial statements of the company. The company occasionally uses other financial instruments to hedge exposures to interest rate and foreign exchange rate changes. The company uses derivative financial instruments as a risk management tool, and not for trading or speculative purposes. For further discussion relating to financial instruments, see Note 14, “Financial Instruments,” to the consolidated financial statements.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS

Information concerning the directors and officers of the company is contained on pages 7, 16-17, and 32  of the company’s definitive Proxy Statement dated February 24, 2003, and is incorporated herein by reference. See also the list of the company’s executive officers and related information under “Executive Officers of  R.R. Donnelley & Sons Company” at the end of Part I of this annual report.

ITEM  11.    EXECUTIVE COMPENSATION

Information concerning director and executive compensation for the year ended December 31, 2002, and, with respect to certain of such information, prior years, is contained on pages 15, 19 and 22-31 of the company’s definitive Proxy Statement dated February 24, 2003, and is incorporated herein by reference.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the beneficial ownership of the company’s common stock is contained on pages 20-22 of the company’s definitive Proxy Statement dated February 24, 2003, and is incorporated herein by reference.

Information as of December 31, 2002 concerning compensation plans under which the company’s equity securities are authorized for issuance is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
	In Thousands, except per-share data
Equity compensation plans approved by security holders*	11,489	$29.61	5,530
Equity compensation plans not approved by security holders**	5,377	29.84	2,074

Total	16,866	$29.69	7,604

*	Represents shareholder approved stock incentive plan shares.
**	Represents the Donnelley Shares Program and the 2002 Broad-Based Incentive Plan.

2000 Broad-Based Stock Incentive Plan In 2000, the Board of Directors approved the adoption of the 2000 Broad-Based Stock Incentive Plan (the 2000 Broad-Based Plan) to provide incentives to key employees of the company and its subsidiaries. Awards under the 2000 Broad-Based Plan are generally not restricted to any specific form or structure and may include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights (collectively, Awards). Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a “change in control” of the company (as defined in the 2000 Broad-Based Plan). The 2000 Broad-Based Plan is administered by the Human Resources Committee of the Board of Directors, which may delegate its responsibilities to the Chief Executive Officer or other executive officer of the company.

Originally, 2 million shares of common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3 million shares (for an aggregate of 5 million shares) were subsequently reserved and authorized for issuance thereunder. Shares subject to Awards which for any reason are not issued or delivered become available again for future Awards. If the company repurchases shares in the open market or otherwise, a number of shares having a repurchase price equal to the aggregate proceeds received by the company from the exercise of options granted under the 2000 Broad-Based Plan again become available for future Awards. As of December 31, 2002, options to purchase 3 million shares of common stock were outstanding. These options have a purchase price equal to the fair market value of a share of company common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in certain cases to early vesting and exercisability in certain events, including the death or permanent disability of the optionee, termination of the optionee’s employment under certain circumstances or a “change in control” of the company) and generally expire 10 years after the date of grant. No Awards (other than options) have been made under the 2000 Broad-Based Plan.

Donnelley Shares Option Plan In 1994, the Board of Directors approved the adoption of the Donnelley Shares Stock Option Plan (the Donnelley Shares Plan). All employees (other than officers) were eligible to receive options under the plan. The Donnelley Shares Plan was administered by the Human Resources Committee of the Board of Directors, which had full authority to grant options under the plan and to determine the terms and conditions of all such options. The company last granted options under the Donnelley Shares Plan in 1996 and the plan expired in 1999.

There were 6 million shares of common stock reserved and authorized for issuance under the Donnelley Shares Plan. As of December 31, 2002, options to purchase 2 million shares of common stock were outstanding. The purchase price for options granted under the Donnelley Shares Plan was the fair market value of a share of company common stock at the time of the grant. All of the outstanding options generally vested over a period of three years, are not exercisable unless vested (subject in certain cases to early vesting and exercisability in certain events, including the death or permanent disability of the optionee, termination of the optionee’s employment under certain circumstances or a “change in control” of the company (as defined in the Donnelley Shares Plan)) and generally expire 10 years after the date of grant.

ITEM  13.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM 14.    CONTROLS AND PROCEDURES

The Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the company have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this annual report on Form 10-K, that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have not been any significant changes in the company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of such evaluation.

PART  IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report.

2. Financial Statement Schedule

The financial statement schedule listed in the accompanying index (page F-1) to the financial statements is filed as part of this annual report.

3. Exhibits

The exhibits listed on the accompanying index to exhibits (pages E-1 through E-2) are filed as part of this annual report.

(b)	Reports on Form 8-K

No current report on Form 8-K was filed during the quarter ended December 31, 2002.

(c)	Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-2) are filed as part of this annual report.

(d)	Financial Statements omitted

Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2003.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ VIRGINIA L. SEGGERMAN
Virginia L. Seggerman Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of February, 2003.

Signature and Title

/S/    WILLIAM L. DAVIS

William L. Davis

Chairman of the Board, President and

Chief Executive Officer, Director

(Principal Executive Officer)

/S/    GREGORY A. STOKLOSA

Gregory A. Stoklosa

Executive Vice President and

Chief Financial Officer

(Principal Financial Officer)

/S/    VIRGINIA L. SEGGERMAN

Virginia L. Seggerman

Vice President and Controller

(Principal Accounting Officer)

/S/    JOSEPH B. ANDERSON, JR.*

Joseph B. Anderson, Jr.

Director

/S/    GREGORY Q. BROWN*

Gregory Q. Brown

Director

/S/    MARTHA LAYNE COLLINS*

Martha Layne Collins

Director

Signature and Title

/S/    JAMES R. DONNELLEY*

James R. Donnelley

Director

/S/    JUDITH H. HAMILTON*

Judith H. Hamilton

Director

/S/    THOMAS S. JOHNSON*

Thomas S. Johnson

Director

/S/    OLIVER R. SOCKWELL*

Oliver R. Sockwell

Director

/S/    BIDE L. THOMAS*

Bide L. Thomas

Director

/S/    NORMAN H. WESLEY*

Norman H. Wesley

Director

/S/    STEPHEN M. WOLF*

Stephen M. Wolf

Director

By:	/S/ MONICA M. FOHRMAN
Monica M. Fohrman As Attorney-in-Fact

*	By Monica M. Fohrman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

CERTIFICATIONS

Certification Pursuant to Rule 13a-14 and Rule 15d-14

of the Securities Exchange Act of 1934

I, William L. Davis, certify that:

1.    I have reviewed this annual report on Form 10-K of R.R. Donnelley & Sons Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/S/    WILLIAM L. DAVIS

William L. Davis

Chairman, President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and Rule 15d-14

of the Securities Exchange Act of 1934

I, Gregory A. Stoklosa, certify that:

1.    I have reviewed this annual report on Form 10-K of R.R. Donnelley & Sons Company;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/S/    GREGORY A. STOKLOSA

Gregory A. Stoklosa

Executive Vice President and Chief Financial Officer

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Thousands of Dollars, Except Per-Share Data

	Year Ended December 31
	2002	2001	2000
Net sales	$4,754,937	$5,297,760	$5,764,335
Cost of sales	3,887,368	4,387,309	4,665,472

Gross profit	867,569	910,451	1,098,863
Selling and administrative expenses	533,703	567,635	597,823
Restructuring and impairment charges	88,929	195,545	—

Earnings from operations	244,937	147,271	501,040
Interest expense, net	(62,818)	(71,183)	(89,639)
Other income (expense):
Gain on sale of businesses and investments	6,350	6,641	—
Investment write-downs	—	(18,536)	—
Other, net	(12,736)	10,701	22,583

	(6,386)	(1,194)	22,583
Earnings before income taxes	175,733	74,894	433,984
Income taxes	33,496	49,906	167,084

Net income	$142,237	$24,988	$266,900

Net income per share of common stock
Basic	$1.26	$0.21	$2.18
Diluted	1.24	0.21	2.17

Weighted average number of common shares outstanding
Basic	113,060	116,728	122,323
Diluted	114,372	118,498	123,093

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Thousands of Dollars, Except Share Data

	December 31
	2002	2001
Assets
Cash and equivalents	$60,543	$48,615
Receivables, less allowances for doubtful accounts of $19,250 in 2002 and $22,571 in 2001	601,184	681,459
Inventories	116,191	126,718
Prepaid expenses	88,521	83,402

Total Current Assets	866,439	940,194

Net property, plant and equipment, at cost, less accumulated depreciation of $3,206,942 in 2002 and $3,148,018 in 2001	1,411,016	1,490,118
Goodwill, net of accumulated amortization of $58,020 in 2002 and $70,017 in 2001	308,174	312,613
Other intangible assets, net of accumulated amortization of $259,477 in 2002 and $243,405 in 2001	96,662	127,936
Other noncurrent assets	469,481	514,756

Total Assets	$3,151,772	$3,385,617

Liabilities
Accounts payable	$267,690	$295,444
Accrued compensation	157,070	162,573
Short-term debt	245,782	168,497
Current and deferred income taxes	1,397	46,849
Other accrued liabilities	282,791	310,927

Total Current Liabilities	954,730	984,290

Long-term debt	752,870	881,318
Deferred income taxes	214,112	212,099
Other noncurrent liabilities	315,466	419,503

Total Noncurrent Liabilities	1,282,448	1,512,920

Shareholders’ Equity
Common stock at stated value ($1.25 par value) Authorized shares: 500,000,000; Issued: 140,889,050 at December 31, 2002 and 2001	308,462	308,462
Retained earnings	1,593,107	1,569,596
Accumulated other comprehensive loss	(115,456)	(109,002)
Unearned compensation	(5,177)	(6,998)
Reacquired common stock, at cost, 27,764,983 shares and 27,767,438 shares at December 31, 2002 and 2001, respectively	(866,342)	(873,651)

Total Shareholders’ Equity	914,594	888,407

Total Liabilities and Shareholders’ Equity	$3,151,772	$3,385,617

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of Dollars

	Year Ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net income	$142,237	$24,988	$266,900
Restructuring and impairment charges	88,929	195,545	—
Gain from reversal of excess tax reserves	(30,000)	—	—
(Gain) loss on sale or write-down of businesses and investments	(6,350)	11,895	—
Depreciation	288,499	315,937	326,349
Amortization	63,873	62,786	64,053
Gain on sale of assets	(13,824)	(8,204)	(5,952)
Net change in operating working capital	17,288	59,681	(16,533)
Net change in other assets and liabilities	(148,842)	(122,549)	107,426
Other	7,109	8,315	(1,658)

Net Cash Provided by Operating Activities	408,919	548,394	740,585

Cash flows from investing activities:
Capital expenditures	(241,597)	(273,340)	(237,107)
Other investments including acquisitions, net of cash acquired	—	(2,416)	(224,511)
Disposition of assets	25,471	19,346	23,401

Net Cash Used for Investing Activities	(216,126)	(256,410)	(438,217)

Cash flows from financing activities:
Repayments of long-term debt	(78,726)	(4,741)	(239,968)
Long-term borrowings	—	225,000	—
Net proceeds from (repayments of) short-term borrowings	14,591	(163,274)	87,022
Disposition of reacquired common stock	16,603	23,520	10,314
Acquisition of common stock	(20,029)	(273,255)	(32,421)
Cash dividends paid	(110,964)	(109,987)	(110,268)

Net Cash Used for Financing Activities	(178,525)	(302,737)	(285,321)

Effect of exchange rate changes on cash and equivalents	(2,340)	(1,505)	1,953

Net increase (decrease) in Cash and Equivalents	11,928	(12,258)	19,000

Cash and Equivalents at Beginning of Year	48,615	60,873	41,873

Cash and Equivalents at End of Year	$60,543	$48,615	$60,873

Changes in operating working capital, net of acquisitions and divestitures:
	2002	2001	2000
Decrease (increase) in assets:
Receivables—net	$82,279	$185,413	$(8,889)
Inventories—net	6,383	59,138	3,761
Prepaid expenses	(5,433)	(9,356)	(21,857)
Increase (decrease) in liabilities:
Accounts payable	(33,882)	(86,330)	10,850
Accrued compensation	(5,620)	(21,431)	9,146
Other accrued liabilities	(26,439)	(67,753)	(9,544)

Net Change in Operating Working Capital	$17,288	$59,681	$(16,533)

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Thousands of Dollars, Except Share Data

	Common Stock		Reacquired Common Stock		Unearned Compensation Restricted Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	140,889,050	$308,462	(17,651,645)	$(621,302)	$(6,222)	$1,521,474	$(64,154)	$1,138,258
Net income						266,900		266,900
Translation adjustments							(8,696)	(8,696)
Minimum pension liability adjustment							(1,276)	(1,276)

Comprehensive income								256,928

Treasury stock purchases			(2,502,003)	(62,684)				(62,684)
Cash dividends						(110,268)		(110,268)
Common shares issued under stock programs			320,018	22,014	(530)	(11,170)		10,314

Balance at December 31, 2000	140,889,050	$308,462	(19,833,630)	$(661,972)	$(6,752)	$1,666,936	$(74,126)	$1,232,548
Net income						24,988		24,988
Translation adjustments							(6,502)	(6,502)
Minimum pension liability adjustment							(28,374)	(28,374)

Comprehensive income								(9,888)

Treasury stock purchases			(8,812,763)	(247,786)				(247,786)
Cash dividends						(109,987)		(109,987)
Common shares issued under stock programs			878,955	36,107	(246)	(12,341)		23,520

Balance at December 31, 2001	140,889,050	$308,462	(27,767,438)	$(873,651)	$(6,998)	$1,569,596	$(109,002)	$888,407
Net income						142,237		142,237
Translation adjustments							(10,741)	(10,741)
Minimum pension liability adjustment							4,287	4,287

Comprehensive income								135,783

Treasury stock purchases			(517,560)	(15,235)				(15,235)
Cash dividends						(110,964)		(110,964)
Common shares issued under stock programs			520,015	22,544	1,821	(7,762)		16,603

Balance at December 31, 2002	140,889,050	$308,462	(27,764,983)	$(866,342)	$(5,177)	$1,593,107	$(115,456)	$914,594

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of R.R. Donnelley & Sons and its majority-owned subsidiaries (the company). Minority interests in the income (loss) of consolidated subsidiaries of $0.7 million, ($0.1) million, and $0.2 million in 2002, 2001 and 2000, respectively, are included in other income (expense) in the consolidated statements of income. All material intercompany transactions and balances have been eliminated.

Nature of Operations—The company provides a wide variety of print and print-related services and products for customers. The company also provides logistics and distribution services for its print customers and other mailers. Approximately 60% of the company’s business was under contract in 2002. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases the paper and resells it to the customer.

Foreign Operations—Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within stockholders’ equity. Income and expense items are translated at the average rates during the respective periods.

Revenue Recognition—The company recognizes print revenue when title and risk of loss transfers to the customer and the earnings process is complete. Contracts typically specify F.O.B. shipping point terms. The company recognizes revenue upon final shipment for a print job and not on a partial shipment basis. For most print jobs, it is common for customers to inspect the quality of the product at company facilities up to and including at the time of shipment. The company’s products are not shipped subject to any contractual right of return provisions. Absent specific contract terms, the company recognizes revenue upon final delivery of the product or upon completion of the service performed.

Revenues related to the company’s Premedia Technologies operations, which include digital content management such as photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon shipment of the completed product if sold as a part of a final printed product, or once the service has been performed and accepted by the customer if sold separately (e.g., digital photography). With respect to Donnelley Logistics, whose operations include the delivery of packages and printed material, the company recognizes revenue upon completion of the delivery services it provides.

Cash and Equivalents—The company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Receivables—Receivables primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 80% of the inventories at December 31, 2002 and 2001 has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Assets—Long-lived assets are comprised primarily of property, plant and equipment and certain identifiable intangible assets, other than goodwill.

The company is required to assess potential impairments to its long-lived assets in accordance with Statements of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment of Long-Lived Assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows developed by the company’s management. Long-lived assets other than goodwill and intangible assets that are held for disposal are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

The company’s investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for any declines in the fair value of the underlying properties that are deemed to be other than temporary. Based on its ownership percentages and inability to exercise significant influence, the company accounts for its investments in affordable housing under the cost method. The company determines its estimates of fair value using remaining future tax credits to be received and expected residual values upon sale or disposition of its ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships, which include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates.

Property, plant and equipment—Property, plant and equipment are recorded at cost and depreciated primarily on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 33 years for buildings and from three to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Goodwill—In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the company ceased amortization of goodwill effective January 1, 2002. Goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The review is a two-step process beginning with an estimation of the fair value of the reporting unit. The first step is a screen for impairment and the second step measures the amount of any impairment. The fair value amounts are determined by discounting future cash flows of the reporting unit as developed by management.

Financial Instruments and Interest Rate Swaps—From time to time, the company uses interest rate swaps to manage its interest rate mix and overall cost of borrowing. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. The company does not use interest rate swaps or other derivatives for trading or speculative purposes.

Stock-Based Compensation—The company has stock-based employee compensation plans which are described more fully in Note 15, “Stock and Incentive Programs for Employees,” to the consolidated financial statements. The company accounts for stock-based compensation by applying Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. The company uses the intrinsic-value method of accounting for stock-based awards; additionally, no stock-based employee compensation cost for options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the company’s management there may be other estimates or assumptions that are reasonable, the company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Comprehensive Income—Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income for the company consists of net income, minimum pension liability adjustments and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity on page F-5.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Note 2.    Divestitures

In June 2002, the company recorded a pretax gain of $6 million ($6 million after-tax, or $0.06 per diluted share) upon collection of a note receivable that had been previously reserved in connection with the sale of Modus Media International (MMI) in 1999.

In November 2001, the company sold its remaining investment in the common stock of Stream International (Stream) for approximately $10 million in cash. The company recognized a pretax gain of $7 million ($7 million after-tax or $0.05 per diluted share) from this transaction.

In June 2000, the company sold its 100% interest in R.R. Donnelley (India) Ltd. and its 25.37%-owned subsidiary, Tata Donnelley Limited, to Tata Sons Limited for approximately $13 million in cash; there was no gain or loss recognized from this transaction.

Note 3.    Acquisitions and Investments

We made no business acquisitions in 2002 or 2001.

During February 2000, the company acquired certain net assets of CTC Distribution Services L.L.C. (CTC or package logistics), one of the largest shippers of business-to-home packages in the U.S., for approximately $160 million, net of cash acquired. CTC, formerly headquartered in Minneapolis, Minnesota, has 18 facilities nationwide. The acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated based upon fair values at the date of the acquisition. Goodwill from this transaction was $153 million.

During 2000, the company made several business acquisitions to extend its geographic reach and expand its range of capabilities. Within the Donnelley Print Solutions segment, in January 2000, the company acquired Omega Studios–Southwest, Inc., a photography studio offering digital photography and creative services. In February 2000, the company acquired Iridio, Inc., a Seattle-based full-services premedia company. Both of these acquisitions are included within the company’s Premedia Technologies operations. During February 2000, the company also acquired EVACO Inc., a Florida-based financial printer, included within Financial Services in the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other segment. In July 2000, the company acquired Circulo do Livro, a Brazilian book printer, included within the company’s International operations in the Other segment. All of these acquisitions have been accounted for using the purchase method of accounting. During 2000, the company also acquired minority interests in an Internet communications services company and in several start-up businesses. Excluding CTC, the aggregate cost of these acquisitions and investments in 2000 was $57 million. Upon finalization of the purchase price allocation, these acquisitions and investments resulted in goodwill of $22 million.

Prior to 1996, the company acquired certain ownership interests in 26 investment level partnerships, which in turn held varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). The company’s total gross investment in affordable housing was approximately $160 million. Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The company intends to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The company’s expected recovery of its investment in affordable housing is based on the future tax credits to be received and the estimated residual value of the properties. Residual value represents what the company expects to realize upon either sale of the underlying properties or the refinancing of the partnership interests at the end of the requisite holding periods.

During 2002, the company recorded a non-operating pretax charge of $26 million to adjust the carrying value of its affordable housing investments to fair value based on the results of its current year impairment analysis. The reduction in fair value was based on both declining future tax credits (based on tax credits realized to-date) and declines in residual values for certain of the underlying properties, which were deemed to be other than temporary. During 2001 and 2000, the company recorded non-operating pretax charges to writedown the carrying value of its affordable housing investments by $8 million and $4 million, respectively. As of December 31, 2002, the company’s net investment in affordable housing was $105 million, which was included in other noncurrent assets. Projected future affordable housing tax credits expected to be received by the company by year are: 2003: $13 million; 2004: $9 million; 2005: $3 million, and 2006 and beyond: $1 million.

Note 4.    Restructuring and Impairment

The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. Beginning in 2001, and continuing in 2002, the company initiated restructuring actions, which consisted primarily of the consolidation of operations within the Donnelley Print Solutions segment and Financial Services, and the elimination of general and administrative positions company-wide. Specific elements of the restructuring activities, the related costs and the current status are discussed below.

2002

In 2002, due to declining market conditions, the company initiated additional restructuring actions to align the business with current market conditions. The total 2002 pretax restructuring and impairment charge of $89 million ($54 million after-tax, or $0.47 per diluted share) was included as restructuring and impairment charges in the consolidated statements of income on page F-2. The 2002 pretax charge was comprised of the following: employee termination benefits related to additional workforce reductions; plan curtailment loss related to postretirement benefit plans; exit costs related to closed facilities; relocation costs for defined exit activities which were expensed as incurred, and asset impairments to reduce the carrying values of assets held for disposal to fair value. Total 2002 pretax charges by segment were as follows: Donnelley Print Solutions—$55 million; Logistics Services—$2 million; Corporate—$16 million; and Other—$16 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company continues to evaluate the remaining restructuring reserve as plans are being executed, and as a result, there may be additional charges or reversals in future periods. The following summarizes the components of the charges, cash payments, and non-cash adjustments during 2002 and the beginning and ending reserve balances for the year.

	Balance December 31, 2001	2002 charges	Cash payments	Pension and postretirement plan adjustments	Non-cash items	Balance December 31, 2002
	In Thousands
Employee termination benefits	$25,291	$37,104	$(25,025)	$(22,895)	$—	$14,475
Postretirement plan curtailment	—	8,372	—	(8,372)	—	—
Exit costs	8,638	5,473	(8,579)	—	—	5,532
Relocation costs	—	22,278	(22,278)	—	—	—
Asset impairment	—	15,702	—	—	(15,702)	—

Total	$33,929	$88,929	$(55,882)	$(31,267)	$(15,702)	$20,007

The components of the 2002 charges included:

•	Employee termination benefits associated with 1,798 employees, including severance, early retirement benefit costs and outplacement costs of $37 million. Of this charge, $23 million represented early retirement benefit costs to be financed by the company’s various retirement benefit plans. As of December 31, 2002, 1,539 of these separations were completed. The completed and future employee separations relate primarily to the Donnelley Print Solutions and Logistics Services segments, and the Financial Services operations. The majority of the remaining separations are expected to be completed by the second quarter of 2003.

•	A non-cash curtailment loss of $8 million related to the company’s postretirement benefit plan. This charge was recorded in the Corporate segment. The curtailment loss recognized represents the increase in the accumulated postretirement benefit obligation and the recognition of prior service costs related to the reduction in the number of employees due to workforce reductions.

•	Exit costs of $6 million. Exit costs comprise expected remaining future cash outlays associated with maintaining closed facilities until the date of sale or lease termination, including trailing lease payments, lease termination payments, restoration costs and other building-related costs. As of December 31, 2002, the company has exited five domestic-owned sites, two international sites and eight leased sites since 2000.

•	Relocation costs incurred for employees transferred from closed facilities, as well as equipment transfer charges, totaled $22 million in 2002. These charges are expensed on an as incurred basis, and relate primarily to plant closures announced within the Donnelley Print Solutions segment in 2001, as well as the Berea, Ohio closure in 2002.

•	Asset write-downs in 2002 included property, plant and equipment write-downs of $16 million, primarily related to facility closings. Of this charge, $5 million related to the closing of the Berea, Ohio facility in the second quarter of 2002. Also included in 2002 was an additional $9 million in non-cash write-downs for anticipated losses on the disposal of buildings, the majority of which related to announced closings made in 2001.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001

In 2001, as part of efforts to build a more effective print platform, the company announced the closures of seven facilities, and additional workforce reductions and consolidations at several other facilities, including a company-wide reduction of 250 administrative positions. Total pretax business restructuring charges and asset impairments of $106 million related to restructuring actions were recorded by segment as follows: Donnelley Print Solutions—$86 million; Logistics Services—$1 million; Corporate—$4 million; and Other—$15 million. The 2001 pretax charge was comprised of the following: employee termination benefits related to additional workforce reductions; exit costs related to closed facilities; relocation costs for defined exit activities which were expensed as incurred; and asset impairments to reduce the carrying values of assets held for disposal to fair value.

Also in 2001, the company recorded a pretax impairment charge of $90 million to adjust the carrying values of certain of its businesses to fair value. The impairment charges reduced goodwill by $36 million and property and equipment by $54 million and were recorded by segment as follows: Donnelley Print Solutions segment $11 million; and Other $79 million comprised of RRD Direct ($37 million) and International (Argentina—$19 million; Brazil—$11 million; and Mexico—$12 million), as described more fully below.

During 2001, both the Newark, Ohio and Berea, Ohio facilities generated significant shortfalls in net sales from their original acquisition plans. The Newark facility also experienced deterioration in operating performance following the consolidation in 2000 of another RRD Direct facility into Newark. Based on the company’s review for impairment as determined in accordance with SFAS No. 121, the company recorded a pretax impairment charge for Newark in 2001 of $37 million ($26 million after-tax or $0.22 per diluted share) that included writedowns of $10 million for goodwill and $27 million for property and equipment. The total pretax impairment charge for Berea of $11 million ($7 million after-tax, or $0.06 per diluted share) was related entirely to goodwill.

  The deterioration in the Argentine economy during 2001 led the company to re-evaluate its wholly-owned investment in Argentina in accordance with SFAS No. 121. Based on that assessment, the company recorded a pretax impairment charge in 2001 of $19 million ($19 million after-tax or $0.16 per diluted share) to reduce the value of its investment. The charge included write-downs of $2 million for goodwill and $17 million for property and equipment. During the fourth quarter of 2001, the company announced plans to consolidate its two Brazilian book operations (Circulo do Livro and Hamburg Gráfica Editora) into one facility to streamline costs, and to sell its Hamburg Gráfica Editora plant. The total pretax impairment charge for Brazil of $11 million ($8 million after-tax, or $0.07 per diluted share) included write-downs of $3 million for goodwill and $8 million for property and equipment.

  During the third quarter of 2001, the company re-evaluated its investment in Ediciones Eclipse S.A. de C.V. in Mexico (Eclipse; acquired in 1998) following the loss of several key customers and poor operating performance. Based on the re-evaluation, the company recorded a pretax impairment charge for Eclipse of $12 million ($12 million after-tax or $0.10 per diluted share) that included write-downs of $10 million for goodwill and $2 million for property and equipment. During the fourth quarter of 2001, the company closed its Eclipse operations.

The total 2001 pretax restructuring and impairment charge of $196 million ($137 million after-tax, or $1.15 per diluted share) was included as restructuring and impairment charges in the consolidated statements of income on page F-2.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the components of the charges, cash payments, and non-cash adjustments during 2001 and the beginning and ending reserve balance for each year:

	Balance December 31, 2000	2001 charges	Cash payments	Pension and postretirement plan adjustments	Non-cash items	Balance December 31, 2001
	In Thousands
Employee termination benefits	$—	$60,390	$(15,963)	$(19,122)	$(14)	$25,291
Exit costs	—	11,980	(3,335)	—	(7)	8,638
Relocation costs	—	16,783	(16,592)	(191)	—	—
Asset impairment	—	106,392	—	—	(106,392)	—

Total	$—	$195,545	$(35,890)	$(19,313)	$(106,413)	$33,929

The components of the 2001 charges included:

•	Employee termination benefits associated with 2,850 employees, including severance, early retirement benefit costs and outplacement costs of $60 million. Of this charge, $19 million represented early retirement benefit costs to be financed by the company’s various retirement benefit plans.

•	Exit costs of $12 million. Exit costs comprise expected remaining future cash outlays associated with maintaining closed facilities until the date of sale or lease termination, including trailing lease payments, lease termination payments, restoration costs and other building related costs.

•	Relocation costs incurred for employees transferred from closed facilities, as well as equipment transfer charges totaled $17 million. These charges are expensed on an as incurred basis.

•	Asset write-downs in 2001 included property, plant and equipment and goodwill write-downs of $70 million and $36 million, respectively.

Status of the restructuring plans:

In connection with the plans announced in 2002, the company has ceased print production at its Berea, Ohio facility, and all customer work has been transferred to other company facilities. The Berea, Ohio facility was considered held for disposal as of December 31, 2002. Additional charges related to the 2002 plans are expected to be approximately $3 million, which are anticipated to be recognized through the second quarter of 2003, and relate primarily to employee and equipment relocation. Of a total of 1,798 planned employee terminations related to the 2002 plans, 1,539 have been completed. The remaining terminations, primarily related to workforce reductions announced in the fourth quarter, are expected to be completed by March 31, 2003.

In connection with the 2001 plans, the company has ceased print production at its St. Petersburg and South Daytona, Florida, Des Moines, Iowa, Old Saybrook, Connecticut and Hamburg Gráfica Editora (Brazil) facilities, and all customer work has been transferred to other company facilities. Additional charges related to the 2001 plans are expected to be minimal. Of a total of 2,850 planned employee terminations, all have been completed. The Houston, Texas facility remains open as a sales and service center. The St. Petersburg and South Daytona, Florida, Des Moines, Iowa, Old Saybrook, Connecticut and Brazilian facilities were considered held for disposal as of December 31, 2002.

As a result of restructuring actions, the company will reduce its workforce by 4,648 employees, or approximately 13.8% of its workforce since 2000. As of December 31, 2002, a total of 4,389 terminations have been completed under the restructuring plans.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net book value of assets to be disposed of under the restructuring plans as of December 31, 2002 was $15 million, related primarily to the Donnelley Print Solutions segment. The assets are comprised primarily of land, plant facilities and related equipment.

Note 5.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized over an estimated useful life. Instead, goodwill must be assessed for impairment at least annually by applying a fair-value-based test.

SFAS No. 142 prohibits the restatement of prior year financial statements. For comparison purposes, the following table presents the prior year amounts adjusted to exclude amortization expense related to goodwill that is no longer being amortized.

	December 31
Thousands of dollars, except per-share data	2002	2001
Net Income:
Reported net income	$142,237	$24,988
Goodwill amortization, net of tax	—	13,393

Adjusted net income	$142,237	$38,381

Basic Earnings Per Share:
Reported basic earnings	$1.26	$0.21
Goodwill amortization, net of tax	—	0.11

Adjusted basic earnings	$1.26	$0.32

Diluted Earnings Per Share:
Reported diluted earnings	$1.24	$0.21
Goodwill amortization, net of tax	—	0.11

Adjusted diluted earnings	$1.24	$0.32

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill associated with each of the company’s business segments and changes in those amounts during the period were as follows:

Thousands of dollars	Net Book Value at January 1, 2002	Foreign Exchange/Other	Disposition	Net Book Value at December 31, 2002
Donnelley Print Solutions	$80,552	$—	$—	$80,552
Logistics Services	150,344	(1,032)	—	149,312
Other(1)	81,717	(1,607)	(1,800)	78,310

	$312,613	$(2,639)	$(1,800)	$308,174

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

Other intangible assets primarily consist of the costs of acquiring print contracts and volume guarantees that are amortized primarily as a reduction to net sales over the periods in which benefits will be realized.

The amortization expense for intangible assets subject to amortization was $35 million and $37 million for 2002 and 2001, respectively.

Note 6.    Inventories

The components of the company’s inventories were as follows:

	December 31
	2002	2001
	In Thousands
Raw materials and manufacturing supplies	$83,701	$100,206
Work in process	108,947	112,333
Finished goods	1,824	904
Progress billings	(28,977)	(32,621)
LIFO reserve	(49,304)	(54,104)

Total	$116,191	$126,718

Progress billings represent customer prepayment for raw materials or work in progress.

For financial reporting purposes, the company recognized LIFO income of $4.8 million in 2002, LIFO expense of $3.5 million in 2001 and LIFO expense of $7.4 million in 2000. The company uses the external-index method of valuing LIFO inventories.

Note 7.    Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment (at cost):

	December 31
	2002	2001
	In Thousands
Land	$35,190	$37,833
Buildings	666,317	664,829
Machinery and equipment	3,916,451	3,935,474

Total	$4,617,958	$4,638,136

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Commitments and Contingencies

As of December 31, 2002, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $225 million. Of this total, $47 million has been contractually committed. The company also has a contractual commitment of approximately $24 million for various outsourced professional services. The company also has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. There are no minimum volume guarantees associated with these contracts.

The company has non-cancelable operating lease commitments totaling $260  million extending through various periods to 2016. The lease commitments total $62  million for 2003, range from $28  million to $52  million in each of the years 2004 through 2007 and total $32 million for years 2008 and thereafter.

The company is not exposed to significant accounts receivable credit risk, due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

Litigation

On November 25, 1996, a class action was brought against the company in federal district court in Chicago, Illinois, on behalf of current and former African-American employees, alleging that the company racially discriminated against them in violation of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million. Although plaintiffs sought nationwide class certification, most of the specific factual assertions of the complaint relate to the closing by the company of its Chicago catalog operations in 1993. Other general claims brought by certain named individuals relate to other company locations.

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

In a decision issued September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two year statute of limitations applies to the claims filed under Section 1981 of the Civil Rights Act. The court of appeals remanded the case for further proceedings consistent with its opinion, and on November 21, 2002, the court of appeals denied plaintiffs’ petition for rehearing. Absent the trial court’s adoption of plaintiffs’ theories tolling the statute of limitations, the ruling of the court of appeals, unless released on appeal, will bar the claims of the classes in the Jones case.

On December 18, 1995, a class action was filed against the company in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Gerlib and Jefferson cases raised many of the same claims for recalculation of benefits due employees and are before the same district court judge. In an order dated October 26, 2001, further clarified in an order dated January 25, 2002, the district court judge ruled that permanent employees who were eligible and elected to receive special augmented separation pay in conjunction with the closure of the Chicago catalog operations were not eligible to also receive regular separation pay, and that employees other than those considered permanent employees at the date of closure were not eligible to receive special augmented separation pay. In the same order, the judge ruled that under the terms of the company’s plans, permanent employees who were eligible and elected to receive enhanced retirement benefits were also entitled to receive regular separation pay. In an order dated June 11, 2002, the district court judge found that employees who were otherwise not eligible to receive enhanced retirement benefits at the date of closure of the Chicago catalog operations but whose combined age and service equaled 75 years or more at the date of their termination were entitled to receive enhanced retirement benefits, and that employees of the Chicago catalog operations in 1994 who were in surplus occupations were entitled to receive enhanced retirement benefits regardless of their age at the date of termination. In the June 2002 order, the judge further ruled that members of the classes who elected to receive augmented separation pay in connection with the closure of the Chicago catalog operations were not entitled to also receive enhanced retirement benefits.

As to other claims of the plaintiffs in the cases, by order dated January 4, 2002, the district court judge granted summary judgment on the Jefferson claim relating to medical benefits, finding that retirees from the Chicago catalog operations were not entitled to non-contributory medical benefits for life. Following a two week trial on the age discrimination claim raised in Gerlib, on August 2, 2002, a jury reached a verdict in the company’s favor, finding that the company did not discriminate against older workers in the shutdown of the Chicago catalog operations. On August 12, 2002, plaintiffs filed a motion seeking a new trial on the age discrimination claim, alleging that the jury verdict is contrary to the weight of the evidence. That motion was denied on November 7, 2002.

The Jones, Gerlib and Jefferson cases relate primarily to the circumstances surrounding the closure of the Chicago catalog operations. The company believes that it acted properly and without discriminating in closing the operations, and that the adverse rulings of the district court judge are based on language contained in the company’s plan documents rather than on wrongdoing of the company. Further, the company does not believe that it discriminated against any of the plaintiffs who have made allegations surrounding other operations of the company. However, rather than continue to litigate the issues in Gerlib and Jefferson through the appellate process and begin the multiple trials required to decide the claims raised in the Adams case, the parties entered

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reached agreement on the terms for settlement. The settlements, which must be approved by the district court following fairness hearings, resolve all of the issues in the Adams, Gerlib and Jefferson cases, and resolve the issues in Jones which relate to claims arising in locations other than the Chicago catalog operations without any admission of wrongdoing by the company. The total amount to be paid in connection with the settlements is $21 million, of which $9 million will be paid by the company’s Retirement Benefit Plan. The total pretax charge during 2002 related to these settlements was $16 million and was recorded in cost of sales in the consolidated statements of income on page F-2.

While the settlements described dispose of the Adams, Gerlib and Jefferson cases, and a portion of the Jones litigation, the issue relating to the application of the statute of limitations to certain of the discrimination claims in the Jones case has not been finally decided. Management is unable to make a meaningful estimate of the overall loss that could result from an unfavorable final determination of this matter.

In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the operations or financial condition of the company.

Note 9.    Retirement Plans

The company maintains seven principal retirement plans: the Retirement Benefit Plan of R.R. Donnelley & Sons Company (the primary R.R. Donnelley retirement plan); an unfunded Supplemental Benefit Plan; the Haddon Craftsmen, Inc. Retirement Plan; the R.R. Donnelley U.K. Pension Plan; the Merged Retirement Income Plan for Employees at R.R. Donnelley Printing Company, L.P. and R.R. Donnelley Printing Company; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation Limited Partnership; and the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation. Participants of these last three plans no longer accrue benefits under such plans; all qualified  active employees of the company who formerly participated in these plans are current participants of the  R.R. Donnelley Retirement Plan (the Retirement Benefit Plan or the Plan).

The Retirement Benefit Plan is a noncontributory defined benefit plan. Substantially all U.S. employees age 21 or older are covered by the Plan. Normal retirement age is 65, but reduced early retirement benefits are paid to fully vested participants at or after age 55. The company uses the projected unit credit actuarial cost method to determine pension cost for financial reporting purposes. In conjunction with this method, the company amortizes deferred gains and losses (using the corridor method) and prior service costs over the average remaining service life of its active employee population. In addition, a transition credit (the excess of Plan assets plus balance sheet accruals over the projected obligation as of January 1, 1987) is being amortized over 19 years. For tax and funding purposes, the entry age normal actuarial cost method is used. Plan assets consist primarily of marketable equity securities and government and corporate fixed income securities which are valued using market quotations. In the event of Plan termination, the Plan provides that no funds can revert to the company and any excess assets over Plan liabilities must be used to fund retirement benefits.

In addition to pension benefits, the company provides certain healthcare and life insurance benefits for retired employees. Most of the company’s regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years of continuous service at retirement. For employees who began employment with the company prior to January 1, 2002, the company funds liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in marketable equity securities and government and corporate fixed income securities under a life insurance contract covering certain of the company’s employees.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the obligations and plan assets at fair value for the company’s pension and postretirement benefit plans at the respective year-end based on a measurement date of September 30:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	In Thousands
Benefit obligation at beginning of year	$1,500,373	$1,335,219	$275,905	$249,380
Service cost	52,313	52,521	11,553	10,815
Interest cost	102,256	93,035	18,566	17,406
Plan participants’ contributions	874	852	3,678	2,342
Amendments	14,767	(7,508)	—	—
Actuarial loss	60,329	73,672	11,480	19,969
Acquisitions/plan initiations/curtailments (1)	—	—	9,728	565
Special termination benefits (2)	22,895	19,313	—	—
Provision for litigation settlement expense to be funded by plan benefits (3)	9,100	—	—	—
Expected benefits paid	(128,060)	(66,731)	(23,941)	(24,572)

Benefit obligation at end of year	$1,634,847	$1,500,373	$306,969	$275,905

(1)	Includes $8 million in curtailment loss related to the reduction in the number of benefit eligible employees related to restructuring actions. See Note 4, “Restructuring and Impairment,” to the consolidated financial statements.
(2)	See Note 4, “Restructuring and Impairment,” to the consolidated financial statements.
(3)	See Note 8, “Commitments and Contingencies,” to the consolidated financial statements.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	In Thousands
Fair value of plan assets at beginning of year	$1,733,870	$1,834,965	$257,357	$338,914
Actual loss	(124,376)	(39,696)	(21,479)	(60,601)
Employer contribution	4,478	4,480	—	—
Plan participants’ contributions	874	852	3,678	2,342
Expected benefits paid	(128,060)	(66,731)	(23,941)	(23,298)

Fair value of plan assets at end of year	$1,486,786	$1,733,870	$215,615	$257,357

The funded status of the plans reconciles with amounts on the consolidated balance sheets as follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	In Thousands
Funded status	$(148,061)	$233,497	$(91,354)	$(18,548)
Unrecognized transition obligation	(31,973)	(42,575)	—	—
Unrecognized net actuarial loss	438,703	85,706	94,164	33,711
Unrecognized prior service cost	41,068	30,048	(8,477)	(12,679)
Fourth quarter contribution	298	279	—	131

Net asset (liability) recognized	$300,035	$306,955	$(5,667)	$2,615

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	In Thousands
Prepaid benefit cost	$343,567	$342,640	$—	$2,615
Accrued benefit cost	(83,748)	(70,075)	(5,667)	—
Intangible asset	216	4,249	—	—
Minimum pension liability	40,000	30,141	—	—

Net asset (liability) recognized	$300,035	$306,955	$(5,667)	$2,615

The company recognizes a minimum pension liability when the accumulated benefit obligation for a plan exceeds the fair value of the respective plan’s assets. Of the total minimum pension liability as of December 31, 2002 and 2001, $37 million and $27 million, respectively, related to the R.R. Donnelley U.K. pension plan (the U.K. pension plan) and the remainder to two of the company’s smaller plans. The increase in minimum pension liability during 2002 related to the U.K. pension plan; this included a $6 million increase in the accumulated benefit obligation primarily due to foreign exchange and a $4 million decrease in the fair value of plan assets. The minimum pension liability for the U.K pension plan arose in 2001 primarily as a result of a decline in the fair value of plan assets, principally U.K. equity securities.

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Discount rate	6.7%	7.0%	7.2%	6.8%	7.0%	7.3%
Expected return on plan assets	9.4%	9.4%	9.4%	9.0%	9.0%	9.0%
Average rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The discount rates for purposes of determining annual periodic benefit income (expense) were 6.9%, 7.2% and 7.2% in 2002, 2001 and 2000, respectively, for the company’s pension plans, and were 7.0%, 7.3% and 7.3% in 2002, 2001 and 2000, respectively, for the company’s postretirement benefit plans.

For purposes of determining the funded status of the company’s various pension plans as of the plans’ measurement date (September 30, 2002), the company assumed a weighted average discount rate of 6.7%. As a basis for sensitivity analysis, a one-percentage-point decline in the assumed discount rate for the company’s pension plans to 5.7% would result in an estimated additional charge to other comprehensive income (a component of shareholders’ equity) of approximately $238 million. Under the company’s assumptions for 2002, only the U.K. pension plan and two of the company’s smaller plans recognized an additional minimum liability. By applying a 5.7% discount rate and holding other assumptions constant, the fair value of plan assets for the company’s Retirement Benefit Plan would fall below the accumulated benefit obligation in 2002, resulting in the recognition of an additional minimum liability. The breakdown of the estimated $238 million charge to shareholders’ equity following a one-percentage-point decline in discount rate by plan would be as follows: Retirement Benefit Plan ($225 million); the U.K. pension plan ($12 million) and other plans: ($1 million).

For measuring other postretirement benefits, a 9.8% annual rate of increase in the per-capita cost of covered healthcare benefits was assumed for 2002 (the trend rate occurring during 2002 to arrive at 2003 levels). The rate was assumed to decrease gradually to 5.0% by 2008 and remain at that level thereafter.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net periodic benefit cost (income) and total expense (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	In Thousands
Service cost	$52,313	$52,521	$53,068	$11,553	$10,815	$10,162
Interest cost	102,256	93,035	85,309	18,566	17,406	17,600
Expected return on plan assets	(170,923)	(164,703)	(153,683)	(27,495)	(27,229)	(26,042)
Amortization of transition obligation	(10,828)	(10,768)	(10,763)	—	—	—
Amortization of prior service cost	3,747	3,527	3,527	(2,845)	(8,562)	(7,740)
Amortization of actuarial (gain) loss	2,759	(484)	(763)	—	(1,592)	(845)

Net periodic benefit income	(20,676)	(26,872)	(23,305)	(221)	(9,162)	(6,865)
Curtailment loss	—	—	—	8,372	—	—
Special termination benefit cost	22,895	19,313	—	—	565	—
Provision for litigation settlement to be funded by plan benefits	9,100	—	—	—	—	—
Settlement expense	512	—	—	—	—	—

Total expense (income)	$11,831	$(7,559)	$(23,305)	$8,151	$(8,597)	$(6,865)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $182 million, $161 million and $89 million, respectively, in 2002 and $67 million, $47 million and $6 million, respectively, in 2001.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed healthcare cost trend rates would have had the following effects in 2002:

	1% Increase	1% Decrease
	In Thousands
Effect on total of service and interest cost components	$346	$(341)
Effect on postretirement benefit obligation	4,097	(4,033)

Employee 401(k) Savings Plan—The company maintains a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the company’s U.S. employees are eligible for this plan. Under provisions for this plan, employees may contribute up to 15% of eligible compensation on a before-tax basis and up to 10% of eligible compensation on an after-tax basis. The company generally matches 50% of a participating employee’s first 3% of before-tax contributions. The total expense attributable to the match was $11 million in both 2002 and 2001.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Income Taxes

The components of income tax expense (benefit) for the years ending December 31, 2002, 2001 and 2000, were as follows:

	2002	2001	2000
	In Thousands
Federal
Current	$40,981	$70,990	$134,008
Deferred	(7,101)	(30,230)	1,959
State	(384)	9,146	31,117

Total	$33,496	$49,906	$167,084

The significant deferred tax assets and liabilities were as follows:

	December 31
	2002	2001
	In Thousands
Deferred tax liabilities:
Accelerated depreciation	$164,720	$151,878
Investments	38,855	46,190
Pensions	119,948	137,746
Other	72,352	62,706

Total deferred tax liabilities	395,875	398,520

Deferred tax assets:
Accrued liabilities	120,295	121,320
Net operating loss and other tax carryforwards	48,640	60,207
Investments	8,948	9,119
Other	87,384	92,341

Total deferred tax assets	265,267	282,987
Valuation allowance	45,131	50,422

Net deferred tax liabilities	$175,739	$165,955

The company has used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. In several federal court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. In its audit of the company’s 1990 to 1992 tax returns, the IRS disallowed the deductions taken by the company.

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. Prior to the settlement, the company’s exposure related to past COLI interest deductions was $272 million, including interest, after-tax. Based upon the 80% settlement, the company’s exposure for all years was approximately $217 million in taxes and interest, after-tax, of which $62 million ($55 million after-tax) was paid in prior years. The company paid approximately $130 million of this liability to the IRS in April 2002. The remaining amount owed is classified in the accompanying consolidated balance sheet as current income taxes payable and other noncurrent liabilities.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the company’s settlement agreement with the IRS, the company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the company recorded a one-time tax benefit of $30 million to reflect the reduction in tax reserves. In addition, the company recorded a nonrecurring pretax charge of $5 million in the first quarter of 2002 related to the surrender of the above COLI policies, which is classified in other income (expense), net, in the accompanying consolidated statements of income on page F-2.

The following table outlines the reconciliation of differences between the U.S. statutory tax rates and the rates used by the company in determining net income:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Restructuring and impairment charge	(2.1)	3.4	—
Sale of Stream entities	(1.2)	(3.1)	—
Foreign tax rates over U.S. statutory rate	0.8	1.2	—
State and local income taxes, net of U.S. federal income tax benefit	6.3	16.9	4.7
Goodwill amortization	—	3.2	0.5
Effects resulting from corporate-owned life insurance programs	(14.8)	10.7	1.4
Affordable housing investment credits	(9.2)	(24.5)	(4.5)
Change in valuation allowance	(3.1)	17.4	(0.6)
Other	7.4	6.4	2.0

Total	19.1%	66.6%	38.5%

As of December 31, 2002, the company had domestic and foreign tax loss carryforwards of approximately $36 million and $13 million, respectively. The net operating loss carryforwards expire between 2004 and 2012. Limitations on the utilization of these tax benefits may apply, and accordingly, valuation allowances have been provided to account for the potential limitations. During the year ended December 31, 2002, the valuation allowance decreased by $5 million resulting from changes in the realizability of an acquired subsidiary’s deferred tax assets due to the finalization of annual tax audits for the year the subsidiary was acquired. During the year ended December 31, 2001, the valuation allowance increased $11 million primarily due to an increase in the valuation allowance associated with the company’s foreign net operating losses in Mexico and Argentina. It is the company’s policy to not record a tax benefit for net operating losses in countries with a limited net operating loss carry-forward period.

Cash payments for income taxes were $197 million (including a $130 million payment related to the company’s settlement with the IRS relating to COLI), $149 million (including a $62 million payment related to the company’s settlement with the IRS for COLI) and $55 million (net of a $77 million refund related to the 1999 sale of the company’s investment in Stream, Corporate Software & Technology and MMI) in 2002, 2001 and 2000, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Debt Financing and Interest Expense

The company’s debt consisted of the following:

	December 31
	2002	2001
	In Thousands
Commercial paper	$20,999	$16,000
Medium-term notes due 2005 at a weighted average interest rate of 6.66%	165,641	232,505
5.0% debentures due November 15, 2006*	233,872	216,298
8.875% debentures due April 15, 2021	80,835	80,828
6.625% debentures due April 15, 2029	199,000	198,962
8.820% debentures due April 15, 2031	68,915	68,911
7.0% notes due January 1, 2003	110,000	109,961
Other	119,390	126,350

Total	$998,652	$1,049,815

*	Includes a $10 million increase in debt and an $8 million reduction in debt related to the fair market value of interest rate swaps in 2002 and 2001, respectively. See Note 14, “Financial Instruments,” to the consolidated financial statements for additional information.

Based upon the interest rates available to the company for borrowings with similar terms and maturities, the fair value of the company’s debt exceeded its book value at December 31, 2002, by approximately $51 million.

In October 2002, the company replaced its revolving credit facilities with two new revolving credit facilities. The new facilities consist of a short-term facility that matures in October 2003 and provides for borrowings of up to $175 million and a long-term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The credit facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of  December 31, 2002, there have been no borrowings under these credit facilities.

The company also has $208 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of December 31, 2002, total borrowings under these facilities were $115 million.

As of December 31, 2002, $500 million of debt securities were available for issuance by the company under effective Form S-3 registration statements filed by the company with the Securities and Exchange Commission.

The weighted average interest rate on all commercial paper during 2002 was 1.73% (1.29% at December 31, 2002). Annual maturities of debt are as follows: 2003—$246 million, 2004—$1 million, 2005—$166 million, 2006—$234 million, 2007—$0.5 million and $351 million thereafter.

The following table summarizes interest expense included in the consolidated statements of income:

	2002	2001	2000
	In Thousands
Interest incurred	$68,118	$74,253	$94,193
Amount capitalized as property, plant and equipment	(5,300)	(3,070)	(4,554)

Total	$62,818	$71,183	$89,639

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest paid, net of capitalized interest, was $72 million, $71 million and $91 million in 2002, 2001 and 2000, respectively. 2002 excludes interest received of $10 million related to interest rate swap agreements. See Note 14, “Financial Instruments,” to the consolidated financial statements for further information.

Note 12.    Guarantees

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

The company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2002, the maximum principal amount guaranteed was approximately $193 million.

The company may recover a portion of its maximum liability upon liquidation of the investee’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of such proceeds of a liquidation.

Note 13.    Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the company has computed basic and diluted earnings per share (EPS), using the treasury stock method.

	2002	2001	2000
	In Thousands, except per-share data
Average shares outstanding	113,060	116,728	122,323
Effect of dilutive securities—options and nonvested restricted shares	1,312	1,770	770

Average shares outstanding, adjusted for dilutive effects	114,372	118,498	123,093

Net income	$142,237	$24,988	$266,900
Basic EPS	$1.26	$0.21	$2.18
Diluted EPS	1.24	0.21	2.17

Options outstanding to purchase 11 million, 9 million and 12 million shares of common stock at December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market prices of the company’s common shares. The range of exercise prices for these options was between $26.55 and $46.88, $29.78 and $46.88 and $23.38 and $57.70 at December 31, 2002, 2001 and 2000, respectively. The number of common shares outstanding as of December 31, 2002 and 2001 was 113 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Financial Instruments

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

On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5.0% per annum and maturing on November 15, 2006. In conjunction with this issuance the company entered into a series of pay-floating and pay-fixed swaps. Pay-floating swaps effectively convert fixed rate obligations to variable rate instruments indexed to LIBOR. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments.

The following table summarizes the company’s interest rate swaps at December 31, 2002:

Thousands of dollars		Notional Principal(1)		Interest Rates		Fair Values
Effective Date	Maturity Date			Receive	Pay
November 14, 2001	November 15, 2006	$100,000	(4)	5.0%	LIBOR + 0.863%	$4,900	(2)
November 14, 2001	November 15, 2006	100,000	(4)	5.0%	LIBOR + 0.863%	4,900	(2)
November 15, 2002	May 15, 2003	100,000	(5)	LIBOR	2.000%	(300	)(3)
November 15, 2002	May 15, 2003	100,000	(5)	LIBOR	1.965%	(282	)(3)
May 15, 2003	November 15, 2003	100,000	(5)	LIBOR	1.590%	(92	)(3)
May 15, 2003	November 15, 2003	100,000	(5)	LIBOR	1.650%	(123	)(3)

(1)	The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of dollar principal exchanged at maturity, if applicable.
(2)	Swap is considered a fair value hedge. Accordingly, the fair value is recorded in “Other noncurrent assets” with offsets recorded in “Long-term debt.”
(3)	Swap does not qualify for hedge accounting. Accordingly, the change in the fair value of this agreement was recorded in “Interest expense” with offsets recorded in “Other accrued liabilities.”
(4)	Receive fixed-pay floating interest rate swap.
(5)	Receive floating-pay fixed interest rate swap.

The net effect of the various interest rate swaps was a reduction in interest expense of $4 million for the year ended December 31, 2002.

Note 15.    Stock and Incentive Programs for Employees

Restricted Stock Awards—At December 31, 2002 and 2001, respectively, the company had 337,000 and 313,000 unvested restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for one to five years from the grant date. Dividends on the restricted shares are paid currently to the recipients. The expense of the grant is determined based on the market prices at the date of the grant and is recognized evenly over the vesting period.

During 2002, 2001 and 2000, respectively, a total of 79,600, 51,000, and 209,000 shares of restricted stock were issued with a grant date fair value of $2 million, $3 million and $4 million, respectively. Charges to expense for these grants were $2 million, $3 million and $4 million in 2002, 2001, and 2000, respectively.

Incentive Compensation Plans—In 2001, the company implemented both a new senior management annual incentive cash plan and a long-term incentive award program designed to encourage and reward sustained value

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

creation together with achievement of annual objectives and employee retention. Payments under the annual plan are based on the achievement of Economic Value Added (EVA®) improvement targets, along with earnings per share objectives and other individual and strategic targets. Long-term awards made to senior officers during 2001 will be paid based on total shareholder return relative to the performance of the S&P 500 over a three year period ending December 2003. The long-term awards are denominated in stock units and participants receive dividend equivalents during the performance period. Awards ultimately may be paid in stock, cash or a combination of stock and cash. The company’s incentive compensation plans for other officers, managers and supervisors are based primarily on annual improvements in EVA, along with earnings per share and other individual strategic targets.

The value of the long-term awards was $5 million based upon the closing price of the company stock at December 31, 2002 ($21.77 per share). A total of 32,980 long-term stock unit awards, including 8,947 in dividend equivalents earned on the original grant, were granted during the year ended December 31, 2002. Compensation expense was $2 million and $3 million during 2002 and 2001, respectively.

Stock Unit Award—In connection with the execution of an employment agreement, the Chief Executive Officer of the company was granted an award of 115,385 stock units during 2001. During 2002, an additional 4,444 stock units were granted relating to dividend equivalents earned on the original grant. This award vests over three years and is payable in shares of the company’s stock upon the executive’s retirement, death or permanent and total disability. The executive receives dividend equivalents while the award is outstanding. The award is recorded at market value on the date of grant as unearned compensation, and expense is recognized over the vesting period. The initial value of the award is amortized over the vesting period, net of forfeiture.

The value of the stock unit award was $3 million based upon the closing price of the company stock at December 31, 2002. The grant date fair value of the award was $3 million, and compensation expense during 2002 and 2001, respectively, was $1.4 million and $0.3 million.

Stock Options—The company has stock incentive plans for its employees. Under these plans, options vest from one to nine and one-half years after date of grant and may be exercised, once vested, up to 10 years from the date of grant. A maximum of 8 million shares were available for future grants of stock options, stock units and restricted stock awards as of December 31, 2002. The company accounts for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the company’s net income and respective earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
	In Thousands, except per-share data
Net income, as reported	$142,237	$24,988	$266,900
Deduct: total stock-based compensation expense determined under fair value based method, net of related tax effects	(10,221)	(13,849)	(12,320)

Pro forma net income	$132,016	$11,139	$254,580

Basic earnings per share:
As reported	$1.26	$0.21	$2.18
Pro forma	1.17	0.10	2.08
Diluted earnings per share:
As reported	$1.24	$0.21	$2.17
Pro forma	1.15	0.09	2.07

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	2002	2001	2000
Dividend yield	3.71%	3.39%	3.88%
Expected volatility	26.14%	27.03%	35.66%
Risk-free interest rate	4.59%	4.98%	6.38%
Expected life	10 Years	10 Years	10 Years

A summary of the status of the company’s option activity is presented below:

	2002		2001		2000
	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	16,679	$29.42	18,032	$30.13	13,432	$34.73
Options granted	1,919	30.72	1,835	25.81	6,507	21.38
Options exercised	(448)	21.91	(816)	21.66	(316)	19.79
Options forfeited	(1,284)	28.93	(2,372)	34.66	(1,591)	35.28

Options outstanding at end of year	16,866	$29.69	16,679	$29.42	18,032	$30.13

Options exercisable at end of year	10,713	$31.74	9,546	$32.57	9,239	$33.71

Weighted average fair value of options granted during the year		$7.44		$7.05		$7.17

The following summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (Thousands)	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
$20.88–$29.31	6,857	22.78	$22.78	3,114	$23.06
$29.32–$38.06	7,712	32.30	32.30	5,315	32.61
$38.07–$46.88	2,297	41.55	41.55	2,284	41.54

	16,866	29.69	$29.69	10,713	$31.74

Other Information—Under the stock programs, authorized unissued shares or treasury shares may be used for issuance under the stock option programs. The company intends to use reacquired shares of its common stock to meet the stock requirements of these programs in the future.

Note 16.    Preferred Stock

The company has two million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The company has no present plans to issue any preferred stock. One million of the shares are reserved for issuance under the Shareholder Rights Plan discussed in Note 17, “Shareholder Rights Plan,” below.

Note 17.    Shareholder Rights Plan

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

Note 18.    Industry Segment Information

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

Prior to January 1, 2002, the company disclosed two reportable segments: Commercial Print and Logistics Services. Results previously reported within the Commercial Print segment included the company’s businesses serving the following end markets: Magazines, Catalogs and Retail (including Specialized Publishing Services); Book Publishing Services; Telecommunications; Premedia Technologies; Financial Services; RRD Direct (direct mail); and International, which provides similar products and services outside the U.S. Following the formation of Donnelley Print Solutions, the operating results for Financial Services, RRD Direct and International are included in Other for segment reporting purposes. Prior year results have been restated to conform to the new segment presentation.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements.

	Donnelley Print Solutions	Logistics Services	Other(1)	Corporate(2)	Consolidated Total
	In Thousands
2002
Sales	$3,091,175	$784,024	$879,738	$—	$4,754,937
Restructuring and impairment charges	54,645	2,349	16,148	15,787	88,929
Earnings (loss) from operations	304,318	11,100	(60,934)	(9,547)	244,937
Earnings (loss) from operations before income taxes	315,593	11,049	(64,648)	(86,261)	175,733
Assets	1,605,820	222,053	657,229	666,670	3,151,772
Depreciation and amortization	233,423	6,298	55,641	57,010	352,372
Capital expenditures	146,971	3,940	53,207	37,479	241,597

2001
Sales	$3,503,791	$775,518	$1,018,451	$—	$5,297,760
Restructuring and impairment charges	97,222	672	93,968	3,683	195,545
Earnings (loss) from operations	268,167	(4,536)	(167,733)	51,373	147,271
Earnings (loss) from operations before income taxes	283,636	(4,266)	(181,389)	(23,087)	74,894
Assets	1,854,145	228,797	689,015	613,660	3,385,617
Depreciation and amortization	261,520	15,358	72,717	29,128	378,723
Capital expenditures	154,721	5,182	73,632	39,805	273,340

2000
Sales	$3,846,493	$691,167	$1,226,675	$—	$5,764,335
Restructuring and impairment charges	—	—	—	—	—
Earnings (loss) from operations	480,866	(13,918)	8,290	25,802	501,040
Earnings (loss) from operations before income taxes	497,433	(14,001)	1,007	(50,455)	433,984
Assets	2,140,251	246,784	855,103	672,064	3,914,202
Depreciation and amortization	282,725	13,267	66,431	27,979	390,402
Capital expenditures	132,626	3,478	71,149	29,854	237,107

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.
(2)	Corporate earnings consist primarily of the following unallocated items: net earnings of benefit plans (excluding service costs) of $85 million, $95 million and $86 million in 2002, 2001 and 2000, respectively, which were partially offset by general corporate, management and information technology costs.

Corporate assets consist primarily of the following unallocated items at December 31, 2002—benefit plan assets of $292 million, investments in affordable housing of $105 million and fixed assets of $91 million; 2001—benefit plan assets of $324 million, investments in affordable housing of $134 million and fixed assets of $103 million; and 2000—benefit plan assets of $342 million, investments in affordable housing of $143 million and fixed assets of $92 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (loss) from operations is reconciled to earnings (loss) before income taxes as follows:

	Donnelley Print Solutions	Logistics Services	Other (1)	Corporate	Consolidated
2002	In Thousands
Earnings (loss) from operations	$304,318	$11,100	$(60,934)	$(9,547)	$244,937
Net interest expense	(312)	(69)	(9,464)	(52,973)	(62,818)
Other income (expense):
Earnings (loss) from investments	3,621	—	1,969	(3)	5,587
Gains on sale of businesses and investments	—	—	—	6,350	6,350
Foreign currency transaction gain (loss)	(208)	—	(2,605)	(77)	(2,890)
Affordable housing write-downs	—	—	—	(26,000)	(26,000)
Other income (expense), net	8,174	18	6,386	(4,011)	10,567

Total other income (expense)	11,587	18	5,750	(23,741)	(6,386)

Earnings (loss) before income taxes	$315,593	$11,049	$(64,648)	$(86,261)	$175,733

2001
Earnings (loss) from operations	$268,167	$(4,536)	$(167,733)	$51,373	$147,271
Net interest expense	(428)	(37)	(11,116)	(59,602)	(71,183)
Other income (expense):
Earnings (loss) from investments	(1,690)	—	2,629	32	971
Gains on sale of businesses and investments	—	—	6,641	—	6,641
Foreign currency transaction gain (loss)	12	—	(5,350)	(18)	(5,356)
Affordable housing write-downs	—	—	—	(8,400)	(8,400)
Other asset write-downs	—	—	(18,536)	—	(18,536)
Other income (expense), net	17,575	307	12,076	(6,472)	23,486

Total other income (expense)	15,897	307	(2,540)	(14,858)	(1,194)

Earnings (loss) before income taxes	$283,636	$(4,266)	$(181,389)	$(23,087)	$74,894

2000
Earnings (loss) from operations	$480,866	$(13,918)	$8,290	$25,802	$501,040
Net interest expense	(63)	(141)	(13,243)	(76,192)	(89,639)
Other income (expense):
Earnings (loss) from investments	(1,157)	—	(2,487)	522	(3,122)
Gain from demutualization	—	—	—	12,859	12,859
Foreign currency transaction gain (loss)	(39)	—	(795)	(661)	(1,495)
Affordable housing write-downs	—	—	—	(4,200)	(4,200)
Other income (expense), net	17,826	58	9,242	(8,585)	18,541

Total other income (expense)	16,630	58	5,960	(65)	22,583

Earnings (loss) before income taxes	$497,433	$(14,001)	$1,007	$(50,455)	$433,984

(1)	Represents other operating segments of the company, including Financial Services, RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows net sales by end market:

Net Sales	2002	% of Total	2001	% of Total	2000	% of Total
	In Thousands
Magazines, Catalogs and Retail	$1,585,421	33.4%	$1,876,555	35.4%	$2,136,976	37.1%
Book Publishing Services	705,390	14.8	708,380	13.4	780,349	13.5
Telecommunications	679,422	14.3	777,383	14.7	802,771	13.9
Premedia Technologies	120,942	2.5	141,473	2.7	126,397	2.2

Donnelley Print Solutions	3,091,175	65.0	3,503,791	66.2	3,846,493	66.7

Logistics Services	784,024	16.5	775,518	14.6	691,167	12.0

Financial Services	427,453	9.0	493,563	9.3	638,129	11.1
RRD Direct	138,776	2.9	179,330	3.4	198,111	3.4
International (1)	313,509	6.6	341,488	6.4	377,565	6.6
Other (2)	—	N/M	4,070	0.1	12,870	0.2

Total Other	879,738	18.5	1,018,451	19.2	1,226,675	21.3

Total Net Sales	$4,754,937	100.0%	$5,297,760	100.0%	$5,764,335	100.0%

(1)	Includes Latin America, Poland and China. Other international locations are included within the respective end market.
(2)	Includes Red Rover, Louisville Distribution (sold in June 2000) and Other.

Note 19.    Geographic Area Information

	U.S.	International	Combined
	In Thousands
2002
Sales	$4,255,664	$499,273	$4,754,937
Long-lived assets(1)	1,755,842	529,491	2,285,333
2001
Sales	$4,781,517	$516,243	$5,297,760
Long-lived assets(1)	2,035,467	409,956	2,445,423

(1)	Includes net property, plant and equipment, goodwill and other intangibles and other noncurrent assets.

Note 20.    New Accounting Pronouncements

On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement rescinds Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement will be applied prospectively to exit or disposal activities that are initiated by the company after December 31, 2002. The company does not anticipate that the adoption of this statement will have a material impact on the company’s financial position, results of operations or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123. Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The company accounts for employee stock options under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, under which no compensation cost was recognized by the company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities. The company believes that the adoption of this interpretation, required in 2003, will not have a material impact on the company’s consolidated financial position or results of operations.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company:

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of R.R. Donnelley & Sons Company as of  December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of R.R. Donnelley & Sons Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of R.R. Donnelley & Sons Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 18, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. Our procedures included (a) comparing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 5, these financial statements include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

January 21, 2003

PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP) OPINION

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

January 23, 2002

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

In Thousands, Except Per-Share Data

	Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2002
Net sales	$1,093,650	$1,148,892	$1,177,280	$1,335,115	$4,754,937
Gross profit	167,905	194,253	242,179	263,232	867,569
Net income*	22,659	23,777	47,742	48,059	142,237
Net income per diluted share*	0.20	0.21	0.42	0.42	1.24
Stock price high	31.35	32.10	28.40	23.55	32.10
Stock price low	27.50	25.76	22.63	18.50	18.50
Stock price closing price	31.10	27.55	23.51	21.77	21.77

2001
Net sales	$1,302,650	$1,292,050	$1,288,237	$1,414,823	$5,297,760
Gross profit	199,373	222,482	237,621	250,975	910,451
Net income (loss)*	14,505	6,147	42,042	(37,706)	24,988
Net income (loss) per diluted share*	0.12	0.05	0.36	(0.33)	0.21
Stock price high	30.60	31.90	30.74	30.57	31.90
Stock price low	24.50	25.12	24.30	24.76	24.30
Stock price closing price	26.22	29.70	27.05	29.69	29.69

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

	2002	2001	2000	1999	1998
Quarterly rate per common share**	$0.245	$0.235	$0.225	$0.215	$0.205
Yearly rate per common share	0.98	0.94	0.90	0.86	0.82

*Includes the following significant items:

2002—first quarter restructuring and impairment charges of $27 million ($17 million after-tax, or $0.14 per diluted share); second quarter restructuring and impairment charges of $16 million ($10 million after-tax, or $0.08 per diluted share); third quarter restructuring and impairment charges of $23 million ($13 million after-tax, or $0.12 per diluted share); fourth quarter restructuring and impairment charges of $23 million ($14 million after-tax, or $0.13 per diluted share); first quarter benefit from the reversal of excess COLI tax reserves of $30 million ($30 million after-tax, or $0.26 per diluted share); second quarter gain on sale of businesses and investments of $6 million ($6 million after-tax, or $0.06 per diluted share).

2001—first quarter restructuring and impairment charges of $22 million ($14 million after-tax, or $0.10 per diluted share); second quarter restructuring and impairment charges of $52 million ($32 million after-tax, or $0.27 per diluted share); third quarter restructuring and impairment charges of $20 million ($12 million after-tax, or $0.09 per diluted share); fourth quarter restructuring and impairment charges of $102 million ($79 million after-tax, or $0.69 per diluted share); fourth quarter gain on sale of businesses and investments of $7 million ($7 million after-tax, or $0.05 per diluted share); fourth quarter loss on investment write-downs of $19 million ($19 million after-tax, or $0.16 per diluted share).

**Averages (2002—$0.24 first two quarters and $0.25 last two quarters; 2001—$0.23 first two quarters and $0.24 last two quarters; 2000—$0.22 first two quarters and $0.23 last two quarters; 1999—$0.21 first two quarters and $0.22 last two quarters; 1998—$0.20 first two quarters and $0.21 last two quarters).

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY—(Continued)

In Thousands, Except Per-Share Data

Financial Summary

	2002	2001	2000	1999	1998
	In Thousands, except per-share data
Net sales	$4,754,937	$5,297,760	$5,764,335	$5,415,642	$5,217,953
Income from continuing operations*	142,237	24,988	266,900	311,515	374,647
Loss from discontinued operations	—	—	—	(3,201)	(80,067)
Net income*	142,237	24,988	266,900	308,314	294,580
Per diluted common share*	1.24	0.21	2.17	2.38	2.08
Total assets	3,151,772	3,385,617	3,914,202	3,853,464	3,798,117
Noncurrent liabilities	1,282,448	1,512,920	1,491,093	1,511,743	1,447,852

*Includes the following significant items affecting comparability: 2002 restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share), benefit from the reversal of excess COLI tax reserves of $30 million ($30 million after-tax, or $0.26 per diluted share), and gain on sale of businesses and investments of $6 million ($6 million after-tax, or $0.06 per diluted share); 2001 restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share), gain on sale of businesses and investments of $7 million ($7 million after-tax, or $0.05 per diluted share), and a loss on investment writedowns of $19 million ($19 million after-tax, or $0.16 per diluted share); 2000 gain related to sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); 1999 gains on sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share); and 1998 gains on sale of the company’s remaining interests in two former subsidiaries of $169 million ($101 million after-tax, or $0.71 per diluted share).

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

We have audited the consolidated financial statements of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2002 and for the year then ended, and have issued our report thereon dated January 21, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders included in this Form 10-K. The consolidated financial statements of the Company as of December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 23, 2001.

Our audit also included the financial statement schedule of the Company as it relates to the year ended December 31, 2002 of the Company, listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, as it relates to the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule, as it relates to the years ended December 31, 2001 and 2000, was subjected to auditing procedures by other auditors whose report dated January 23, 2002 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 financial statements taken as a whole.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

January 21, 2003

REPORT OF PREDECESSOR AUDITORS (ARTHUR ANDERSEN LLP) ON

FINANCIAL STATEMENT SCHEDULE

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to Supplemental Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2000 and 2001.

To the Shareholders of

R.R. Donnelley & Sons Company:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in the R.R. Donnelley & Sons Company Annual Report to Shareholders included in this Form 10-K, and have issued our report thereon dated January 23, 2002. Our audit was made for the purpose of forming an opinion of those statements taken as a whole. The schedule listed in the index to the financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/    ARTHUR ANDERSEN LLP

Chicago, Illinois

January 23, 2002

SCHEDULE II

Valuation and Qualifying Accounts

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2002, 2001 and 2000, were as follows:

	2002	2001	2000
	Thousands of dollars
Allowance for trade receivable losses:
Balance, beginning of year	$22,571	$20,016	$15,461
Balance, companies acquired during year	—	—	35
Provisions charged to income	15,100	26,083	10,352

	37,671	46,099	25,848
Uncollectible accounts written off, net of recoveries	(18,421)	(23,528)	(5,832)

Balance, end of year	$19,250	$22,571	$20,016

INDEX TO EXHIBITS*

Description	Exhibit No.
Restated Certificate of Incorporation(1)	3(1)

By-Laws(2)	3(ii)(a)

Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York(3)	4(a)

Instruments Defining the Rights of Security Holders(4)	4(b)

Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee(5)	4(c)

Five-Year Credit Agreement dated October 10, 2002 among R.R. Donnelley & Sons Company, the Banks named therein and Bank One, N.A., as Administrative Agent(6)	4(d)

364-Day Credit Agreement dated October 10, 2002 among R.R. Donnelley & Sons Company, the Banks named therein and Bank One, N.A., as Administrative Agent(6)	4(e)

Donnelley Deferred Compensation and Voluntary Savings Plan(7)	4(f)

Amendment to Donnelley Deferred Compensation and Voluntary Savings Plan adopted June 30, 1999(8)	4(g)

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors(9)**	10(a)

Directors’ Deferred Compensation Agreement, as amended(10)**	10(b)

Donnelley Shares Stock Option Plan, as amended(11)**	10(c)

1993 Stock Ownership Plan for Non-Employee Directors, as amended(12)**	10(d)

Senior Management Annual Incentive Plan, as amended(10)**	10(e)

Amendment to Senior Management Annual Incentive Plan(9)**	10(f)

2002 Annual Management Incentive Plan(13)**	10(g)

2001 Senior Management Long Term Incentive Award(9)**	10(h)

Form of Severance Agreement for Senior Officers, as amended(8)**	10(i)

Non-Qualified Deferred Compensation Plan(14)**	10(k)

1995 Stock Incentive Plan, as amended(10)**	10(l)

2000 Stock Incentive Plan(15)**	10(m)

2000 Broad-based Stock Incentive Plan, as amended**	10(n)

Unfunded Supplemental Benefit Plan(5)**	10(o)

Amendment to Unfunded Supplemental Benefit Plan adopted on April 25, 1991(16)**	10(p)

Employment Agreement between R.R. Donnelley & Sons Company and William L. Davis(17)**	10(q)

Premium-Priced Option Agreement between R.R. Donnelley & Sons Company and William L. Davis(18)**	10(r)

Agreement between R.R. Donnelley & Sons Company and Joseph C. Lawler(17)**	10(s)

Agreement between R.R. Donnelley & Sons Company and Michael Portland(13)**	10(t)

Computation of Ratio of Earnings to Fixed Charges	12

Subsidiaries of R.R. Donnelley & Sons Company	21

Consent of Independent Public Accountants dated February 14, 2003	23

Powers of Attorney	24

E-1

Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002	99.1

Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002	99.2

*Filed with the Securities and Exchange Commission.  Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.

**Management contract or compensatory plan or arrangement.

(1)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 3, 1996, and incorporated herein by reference.

(2)  Filed as Exhibit to Form S-8, filed on May 3, 2002, and incorporated herein by reference.

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

(6)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed on November 13, 2002, and incorporated herein by reference.

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

(13)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed on May 16, 2002, and incorporated herein by reference.

(14)  Filed as Exhibit to Form S-8 filed February 27, 2002, and incorporated herein by reference.

(15)  Filed as Exhibit to Form S-8, filed on May 15, 2000, and incorporated herein by reference.

(16)  Filed as Exhibit with Form SE filed on May 9, 1991 and incorporated herein by reference.

(17)  Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 22, 2002, and incorporated herein by reference.

(18)  Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed on May 7, 1997, and incorporated herein by reference.

E-2