Form 10-Q
period 2003-03-31
DONNELLEY R R & SONS CO
filed 2003-05-14
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ✓	No

Number of shares of common stock outstanding as of April 30, 2003	113,299,795

PART  I

FINANCIAL  INFORMATION

Item 1.    Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per-share data)

	Three Months Ended March 31
	2003	2002
Net sales	$1,073,817	$1,093,650
Cost of sales	905,507	925,745

Gross profit	168,310	167,905
Selling and administrative expenses	138,778	130,522
Restructuring and impairment charges	2,609	26,692

Earnings from operations	26,923	10,691

Interest expense, net	(12,707)	(15,453)
Other income (expense), net	(4,943)	(6,891)

Earnings (loss) before income taxes	9,273	(11,653)
Provision (benefit) for income taxes	3,571	(34,312)

Net income	$5,702	$22,659

Net income per share of common stock
Basic	$0.05	$0.20
Diluted	0.05	0.20
Weighted average number of common shares outstanding
Basic	113,101	112,894
Diluted	113,696	114,824

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

March 31, 2003 and December 31, 2002

(Thousands of dollars, except share data)

ASSETS
	2003	2002
Cash and equivalents	$40,483	$60,543
Receivables, less allowance for doubtful accounts of $25,770 in 2003 and $19,250 in 2002	567,471	601,184
Inventories	147,264	116,191
Prepaid expenses	69,604	88,521

Total current assets	824,822	866,439

Net property, plant and equipment, at cost, less accumulated depreciation of $3,159,559 in 2003 and $3,206,942 in 2002	1,390,222	1,411,016
Goodwill	306,915	308,174
Other intangible assets, net of accumulated amortization of $264,007 in 2003 and $259,477 in 2002	92,651	96,662
Other noncurrent assets	492,733	469,481

Total assets	$3,107,343	$3,151,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$252,397	$267,690
Accrued compensation	145,527	157,070
Short-term debt	246,151	245,782
Current and deferred income taxes	2,587	1,397
Other accrued liabilities	312,326	282,791

Total current liabilities	958,988	954,730

Long-term debt	757,994	752,870
Deferred income taxes	214,068	214,112
Other noncurrent liabilities	313,921	315,466

Total noncurrent liabilities	1,285,983	1,282,448

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2003 and 2002	308,462	308,462
Retained earnings	1,540,268	1,593,107
Accumulated other comprehensive loss	(116,927)	(115,456)
Unearned compensation	(5,928)	(5,177)
Reacquired common stock at cost, 27,795,679 and 27,764,983 at 2003 and 2002, respectively	(863,503)	(866,342)

Total shareholders’ equity	862,372	914,594

Total liabilities and shareholders’ equity	$3,107,343	$3,151,772

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31

(Thousands of dollars)

	2003	2002
Cash flows from operating activities:
Net income	$5,702	$22,659
Restructuring and impairment charges	2,609	26,692
Gain from reversal of excess tax reserves	—	(30,000)
Depreciation	68,236	72,120
Amortization	9,038	9,747
Gain on sale of assets	(1,945)	(888)
Net change in operating working capital, net of acquisition	(6,812)	(29,230)
Net change in other assets and liabilities, net of acquisition	(12,851)	7,206
Other	4,459	(5,510)

Net cash flows from operating activities	68,436	72,796

Cash flows from investing activities:
Capital expenditures	(50,022)	(65,818)
Other investments including acquisition, net of cash acquired	(17,000)	87
Dispositions of assets	3,096	957

Net cash flows from investing activities	(63,926)	(64,774)

Cash flows from financing activities:
Repayments of long-term debt	(110,110)	(728)
Long-term borrowings	566	1,592
Net proceeds from short-term borrowings	113,280	32,782
Disposition of reacquired common stock	896	4,107
Acquisition of common stock	(693)	(17,693)
Cash dividends paid	(28,326)	(27,108)

Net cash flows from financing activities	(24,387)	(7,048)

Effect of exchange rate changes on cash and equivalents	(183)	(359)
Net change in cash and equivalents	(20,060)	615
Cash and equivalents at beginning of period	60,543	48,615

Cash and equivalents at end of period	$40,483	$49,230

Changes in operating working capital, net of acquisition:

	2003	2002
Decrease (increase) in assets:
Receivables-net	$34,307	$34,544
Inventories-net	(31,303)	2,840
Prepaid expenses	19,150	(10,773)
Increase (decrease) in liabilities:
Accounts payable	(16,513)	(41,690)
Accrued compensation	(11,497)	(15,077)
Other accrued liabilities	(956)	926

Net change in operating working capital	$(6,812)	$(29,230)

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. The condensed consolidated financial statements included herein are unaudited (although the balance sheet at December 31, 2002 is condensed from the audited balance sheet at that date) and have been prepared by the company to conform with the requirements applicable to this quarterly report on Form 10-Q. Certain information and disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted as permitted by such requirements. However, the company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the company’s 2002 Annual Report on Form 10-K.

The condensed consolidated financial statements included herein reflect, in the opinion of the company, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial information for such periods. Certain prior year amounts have been reclassified to maintain comparability with current year classifications.

NOTE 2. Components of the company’s inventories at March 31, 2003, and December 31, 2002, were as follows:

Thousands of dollars	2003	2002
Raw materials and manufacturing supplies	$88,169	$83,701
Work in process	136,131	108,947
Finished goods	3,213	1,824
Progress billings	(29,697)	(28,977)
LIFO reserve	(50,552)	(49,304)

Total	$147,264	$116,191

Progress billings represent customer prepayment for raw materials or work in progress.
NOTE 3. The following provides supplemental cash flow information:

	Three Months Ended March 31
Thousands of dollars	2003	2002
Interest paid	$6,409	$5,493
Income taxes paid	1,412	7,993

NOTE 4. As reported in the company’s Annual Report on Form 10-K for 2002, the company has settled three previously pending cases: Adams, et al. v. R.R. Donnelley & Sons Co; Jefferson, et al. v. R.R. Donnelley & Sons Co., et al, and Gerlib, et al. v. R.R. Donnelley & Sons Co. without any admission of wrongdoing by the company. The company also settled that portion of Jones, et al. v. R.R. Donnelley & Sons Co., relating to claims arising in locations other than the Chicago catalog operations without any admission of wrongdoing by the company. The company recorded a total pretax charge of $16 million in 2002 ($9 million in the second quarter and $7 million in the fourth quarter) relating to these settlements. The district court approved the settlement in Adams/Jones at a hearing in March 2003, and approved the settlement in Gerlib/Jefferson at a hearing in April 2003.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The issue remaining in the Jones case affects two classes certified by the trial court: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations, and a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees. On September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two year statute of limitations applies to the claims of these classes. The court of appeals remanded the case for further proceedings consistent with its opinion, which absent any other ruling would result in dismissal of the claims on the basis of timeliness. On February 20, 2003, plaintiffs filed a petition with the United States Supreme Court seeking review of the court of appeals decision. At this time, management is unable to make a meaningful estimate of the overall loss that could result from the final determination of this matter.

From time to time, customers of the company file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by the company could be considered preference items and subject to return to the bankruptcy administrator. The company believes that the final resolution of these preference items will not have a material adverse effect on the company’s consolidated financial position or results of operations.

In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the company’s consolidated financial position or results of operations.

NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended March 31
Thousands of dollars	2003	2002
Net income	$5,702	$22,659
Unrealized foreign currency loss	(1,471)	(8,791)

Comprehensive income	$4,231	$13,868

NOTE 6. The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Beginning January 1, 2003, the company revised its segment reporting to reflect RR Donnelley Financial (Financial Services) as a separate business segment. The company’s Financial Services operations were previously reported within the Other business segment. As a result, the company discloses three reportable segments: Donnelley Print Solutions, Logistics Services and Financial Services.

RR Donnelley Print Solutions (Donnelley Print Solutions) is comprised of the company’s businesses serving the following end markets within the commercial print industry: Magazine, Catalog and Retail; Book Publishing Services; Telecommunications; and Premedia Technologies. Donnelley Print Solutions was created to optimize the company’s production capacity serving these end markets, and to enhance

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

service delivery capabilities. The formation of Donnelley Print Solutions in 2002 was intended to create a more cost-effective, integrated and flexible print platform using a single business model and operating under one management team.

RR Donnelley Logistics (Donnelley Logistics) represents the company’s logistics and distribution services operations for its print customers and other mailers. Donnelley Logistics services its customers by consolidating and delivering printed products and packages to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. Operating results for Donnelley Logistics are included under the reportable segment “Logistics Services.”

RR Donnelley Financial serves the domestic and international capital markets, and provides customized communications solutions to investment management, banking, managed care, and insurance clients to help manage and produce their stakeholder communications.

The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker that is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in the 2002 Annual Report on Form 10-K.

Industry Segment Information

Thousands of dollars	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated Total
Three months ended March 31, 2003
Net sales	$666,973	$209,808	$90,255	$106,781	$—	$1,073,817
Restructuring and impairment charges	169	—	573	715	1,152	2,609
Earnings (loss) from operations	45,682	3,543	(6,362)	(9,045)	(6,895)	26,923
Earnings (loss) before income taxes	45,707	3,517	(6,522)	(10,858)	(22,571)	9,273
Assets	1,615,131	256,792	178,391	511,049	545,980	3,107,343

Three months ended March 31, 2002
Net sales	$714,334	$172,079	$102,875	$104,362	$—	$1,093,650
Restructuring and impairment charges	23,122	24	21	2,387	1,138	26,692
Earnings (loss) from operations	23,978	3,043	(12,262)	(14,494)	10,426	10,691
Earnings (loss) before income taxes	27,109	2,981	(12,074)	(19,397)	(10,272)	(11,653)
Assets	1,747,355	227,460	228,102	469,670	657,479	3,330,066

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Earnings (loss) from operations is reconciled to earnings (loss) before income taxes as follows:

Thousands of dollars
Three Months Ended March 31, 2003	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$45,682	$3,543	$(6,362)	$(9,045)	$(6,895)	$26,923
Net interest expense	(148)	(26)	—	(2,436)	(10,097)	(12,707)
Other income (expense):
Earnings (loss) from investments	(220)	—	—	(159)	11	(368)
Foreign currency transaction loss	(19)	—	—	(476)	(782)	(1,277)
Affordable housing write-downs	—	—	—	—	(4,000)	(4,000)
Other income (expense), net	412	—	(160)	1,258	(808)	702

Total other income (expense)	173	—	(160)	623	(5,579)	(4,943)

Earnings (loss) before income taxes	$45,707	$3,517	$(6,522)	$(10,858)	$(22,571)	$9,273

Thousands of dollars
Three Months Ended March 31, 2002	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$23,978	$3,043	$(12,262)	$(14,494)	$10,426	$10,691
Net interest expense	(64)	(1)	(3)	(2,747)	(12,638)	(15,453)
Other income (expense):
Loss from investments	(456)	—	—	(377)	(39)	(872)
Foreign currency transaction loss	(9)	—	—	(2,786)	—	(2,795)
Affordable housing write-downs	—	—	—	—	(2,700)	(2,700)
Corporate-owned life insurance	—	—	—	—	(5,377)	(5,377)
Other income (expense), net	3,660	(61)	191	1,007	56	4,853

Total other income (expense)	3,195	(61)	191	(2,156)	(8,060)	(6,891)

Earnings (loss) before income taxes	$27,109	$2,981	$(12,074)	$(19,397)	$(10,272)	$(11,653)

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table shows net sales by end market for the three months ended March 31:

	Net Sales
Thousands of dollars	2003	2002	% Change
Magazines, Catalogs and Retail	$362,535	$386,667	(6.2%)
Book Publishing Services	153,066	154,670	(1.0%)
Telecommunications	124,101	143,261	(13.4%)
Premedia Technologies	27,271	29,736	(8.3%)

Donnelley Print Solutions	666,973	714,334	(6.6%)

Logistics Services	209,808	172,079	21.9%

Financial Services	90,255	102,875	(12.3%)

RRD Direct	29,146	33,978	(14.2%)
Other(1)	77,635	70,384	10.3%

Total Other	106,781	104,362	2.3%

Total	$1,073,817	$1,093,650	(1.8%)

(1)	Includes International (Latin America, Europe and Asia) and Other.

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

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. As of March 31, 2002, and prior to the settlement, the company’s exposure related to past COLI interest deductions was $272 million, including interest, after-tax. Based upon the 80% settlement, the company’s exposure for all years was approximately $217 million in taxes and interest, of which $62 million ($55 million after-tax) was paid prior to 2002. The company has paid approximately $150 million of this liability to the IRS. The remaining amount owed is classified in the accompanying condensed consolidated balance sheet as current income taxes payable and other noncurrent liabilities.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As a result of the company’s settlement agreement with the IRS, the company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the company recorded a one-time tax benefit of $30 million to reflect the reduction in tax reserves. In addition, the company recorded a nonrecurring pretax charge of $5 million in the first quarter of 2002 related to the surrender of the above COLI policies, which was classified in other income (expense) net, in the accompanying condensed consolidated statements of income.

NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands, except per share data	Three Months Ended March 31
	2003	2002
Average shares outstanding—basic	113,101	112,894
Effect of dilutive securities	595	1,930

Average shares outstanding—diluted	113,696	114,824

Net income	$5,702	$22,659
Basic EPS	$0.05	$0.20
Diluted EPS	0.05	0.20

Options outstanding to purchase 17 million and 11 million shares of common stock at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the company’s common shares. The range of exercise prices for these options was between $20.88 and $46.88 and $29.24 and $46.88 at March 31, 2003 and 2002, respectively. The number of common shares outstanding for both March 31, 2003 and 2002 was 113 million.

NOTE 9. The company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. From time to time, the company uses financial instruments, including interest rate swap agreements and forward exchange and option contracts, to manage exposure to movements in interest rates and exchange rates.

On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5.0% per annum and maturing on November 15, 2006. In conjunction with this issuance, the company entered into a series of pay-floating and pay-fixed interest rate swaps to take advantage of lower interest rates on floating rate debt. The pay-floating swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating to fixed swap agreements, effectively fixing the interest rates for the May 15, 2002, November 15, 2002, May 15, 2003 and November 15, 2003 interest rate resets on the original swaps. Pay-floating swaps effectively convert fixed rate obligations to variable rate instruments indexed to LIBOR. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the company’s interest rate swaps at March 31, 2003:

Thousands of dollars		Notional Principal(1)		Interest Rates		Fair Values
Effective Date	Maturity Date			Receive	Pay
November 14, 2001	November 15, 2006	$100,000	(4)	5.0%	LIBOR + 0.863%	$5,170	(2)
November 14, 2001	November 15, 2006	100,000	(4)	5.0%	LIBOR + 0.863%	5,170	(2)
November 15, 2002	May 15, 2003	100,000	(5)	LIBOR	2.000%	(301	)(3)
November 15, 2002	May 15, 2003	100,000	(5)	LIBOR	1.965%	(283	)(3)
May 15, 2003	November 17, 2003	100,000	(5)	LIBOR	1.590%	(212	)(3)
May 15, 2003	November 17, 2003	100,000	(5)	LIBOR	1.650%	(235	)(3)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.590%	(84	)(3)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.540%	(38	)(3)

(1)	The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of dollar principal exchanged at maturity, if applicable.
(2)	Swap is considered a fair value hedge. Accordingly, the fair value is recorded in “Other noncurrent assets” with offsets recorded in “Long-term debt.”
(3)	Swap does not qualify for hedge accounting. Accordingly, the change in the fair value of this agreement was recorded in “Interest expense” with offsets recorded in “Other accrued liabilities.”
(4)	Receive fixed-pay floating interest rate swap.
(5)	Receive floating-pay fixed interest rate swap.

The net effect of the various interest rate swaps was a reduction in interest expense of $1 million for each of the three months ended March 31, 2003 and 2002.

NOTE 10. The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. The company initiated various restructuring actions in 2003, 2002, and 2001, which consisted primarily of the consolidation of operations and workforce reductions.

During the first quarter of 2003, the company recognized a pretax restructuring and impairment charge of $2.6 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions: $0.2 million; Financial Services: $0.6 million; Corporate: $1.1 million and Other: $0.7 million. The first quarter 2003 charges consisted of workforce reductions and continued consolidations at several of the company’s facilities. The first quarter 2003 pretax charge consisted of the following:

•	$1 million of employee termination benefits, including severance and outplacement services. The actions approved during the first quarter will result in the termination of 110 employees, 57 of whom were terminated in the first quarter. The remaining employees are expected to be terminated in the second quarter.

•	A $1 million curtailment loss related to the company’s postretirement benefit plan. This charge was recorded in the Corporate segment. The recognized curtailment loss represents an increase in the accumulated postretirement benefit obligation and the recognition of prior service costs due to workforce reductions in 2002, subsequent to the September 30, 2002 measurement date for the postretirement benefit plan.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

•	$0.4 million of income related to a reduction in the reserve for exit costs for projected lease payments, resulting from the company’s ability to sublease certain leased property.

•	$1 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed on an as-incurred basis.

The following summarizes the restructuring activities from January 1, 2003 to March 31, 2003:

Thousands of dollars	Reserve balance at January 1, 2003	First quarter 2003 charges	Cash payments	Pension and postretirement benefits plan adjustment	Non-cash items	Reserve balance at March 31, 2003
Employee termination benefits	$14,475	$1,167	$(4,004)	$(4,037)	$(271)	$7,330
Postretirement plan curtailment	—	1,152	—	(1,152)	—	—
Exit costs	5,532	(350)	(2,081)	—	—	3,101
Relocation costs	—	716	(716)	—	—	—
Asset impairment	—	(76)	—	—	76	—

Total	$20,007	$2,609	$(6,801)	$(5,189)	$(195)	$10,431

Additional charges related to the 2003 announced actions are expected to be approximately $1 million.

In connection with the plans announced in 2002, the company has ceased print production at its Berea, Ohio facility, and all continuing customer work has been transferred to other company facilities. The Berea, Ohio facility was considered held for disposal as of March 31, 2003. Additional charges related to all 2002 announced actions are expected to be approximately $3 million, which are anticipated to be recognized primarily in the second and third quarters of 2003, and relate primarily to employee and equipment relocation. Of a total of 1,798 planned employee terminations related to the 2002 plans, 1,685 have been completed. The remaining terminations, primarily related to workforce reductions announced in the fourth quarter of 2002, are expected to be completed by the end of the second quarter of 2003.

In connection with the 2001 plans, the company has ceased print production at its St. Petersburg and South Daytona, Florida, Des Moines, Iowa, Old Saybrook, Connecticut and Hamburg Gráfica Editora (Brazil) facilities, and all continuing customer work has been transferred to other company facilities. Additional charges related to the 2001 plans are expected to be minimal. Of a total of 2,850 planned employee terminations, all have been completed. The St. Petersburg and South Daytona, Florida, Des Moines, Iowa, Old Saybrook, Connecticut and Brazilian facilities were considered held for disposal as of March 31, 2003.

As a result of restructuring actions, the company will reduce its workforce by 4,758 employees, or approximately 14% of its workforce, since 2000. As of March 31, 2003, a total of 4,592 terminations have been completed under the restructuring plans.

The net book value of assets to be disposed of under the restructuring plans as of March 31, 2003 of $15 million related primarily to the Donnelley Print Solutions segment. The assets are comprised primarily of land, plant facilities and related equipment. These assets have been reviewed under SFAS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and reflect the estimated fair value, less costs to sell.

NOTE 11. Goodwill associated with each of the company’s business segments and changes in those amounts during the period were as follows:

Thousands of dollars	Net Book Value at January 1, 2003	Foreign Exchange/Other	Net Book Value at March 31, 2003
Donnelley Print Solutions	$80,552	$—	$80,552
Logistics Services	149,312	27	149,339
Financial Services	23,495	—	23,495
Other(1)	54,815	(1,286)	53,529

	$308,174	$(1,259)	$306,915

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

Other intangible assets primarily consist of the costs of acquiring print contracts and volume guarantees that are amortized as a reduction to net sales over the periods in which benefits will be realized.

The amortization expense for intangible assets subject to amortization was $5 million and $7 million for the three months ended March 31, 2003 and 2002, respectively.

NOTE 12. On March 6, 2003, the company acquired certain net assets of Momentum Logistics, Inc. (MLI), a Florida-based provider of package distribution services, for approximately $17 million in cash. MLI operates sortation facilities and a dedicated fleet of vehicles to provide business-to-business and business-to-consumer package distribution services. The allocation of the purchase price is preliminary pending completion of valuations of the assets acquired by independent valuation firms and final determination of the acquired liabilities.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 13. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the three months ended March 31, 2003 and 2002 were exercisable at prices equal to the fair market value of the company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. Had compensation cost been determined using the fair value recognition provisions of SFAS No. 123 and related amendments, the company’s net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended March 31,
Thousands of dollars, except per share data	2003	2002
Net income, as reported	$5,702	$22,659
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,622)	(2,609)

Pro forma net income	$3,080	$20,050

Earnings per share:
Basic—as reported	$0.05	$0.20
Basic—pro forma	0.03	0.18
Diluted—as reported	0.05	0.20
Diluted—pro forma	0.03	0.17

The fair value of each option granted in the respective period is estimated at the date of grant using the Black-Scholes option-pricing model.

NOTE 14. Effective January 1, 2003, the company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement did not have a material impact on the company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46 “Consolidation of Variable Interest Entities, An Interpretation of APB No. 51.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIE) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The company is required to adopt FIN 46 in the third quarter of 2003 for arrangements entered into prior to January 31, 2003. The company’s risk of loss related to equity investments, including investments in affordable housing, is generally limited to the carrying value of these investments, which was approximately $120 million at March 31, 2003. The company is evaluating its investments to determine which investment, if any, would be impacted by the adoption of FIN 46.

As of December 31, 2002, the company adopted the disclosure requirement of SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of March 31, 2003, the company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The company accounts for employee stock options under APB No. 25, under which the company did not recognize any compensation cost for the three months ended March 31, 2003 and 2002. See Note 13 to the condensed consolidated financial statements for the related disclosures required under SFAS No. 148.

In November 2002, the EITF reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the right of return for the delivered item. EITF 00-21 is effective for revenue agreements entered into for fiscal periods beginning after June 15, 2003 with early adoption permitted. The company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

RR Donnelley (NYSE:DNY) prepares, produces and delivers integrated communications services across multiple channels for content owners such as publishers, merchandisers and telecommunications companies, as well as capital markets and diversified financial services companies. While our print capabilities remain the foundation of the company, our recent focus on expanding our range of offerings with value-added services allows us to create additional value.

We provide solutions designed to enhance the effectiveness of our customers’ communications. Our services include:

•	Content creation—to provide creative design services to maximize the impact of communications and improve response rates. In addition to in-house capabilities, alliances with best-in-class providers complement our service offerings.

•	Digital asset management—to help our customers leverage their content to reach end-users through multiple marketing channels. Through our premedia technologies services, we digitally capture content, convert it to the appropriate format and channel it to multiple communications media, including print and the Internet.

•	Production—to drive results for our customers cost-effectively through print or the Internet. Our manufacturing operations around the world offer a full range of capabilities and are networked to quickly produce large printing jobs with identical specifications. We also are able to version printed content to reach targeted audiences.

•	Distribution—to deliver our customers’ words and images efficiently and reliably through print or the Internet. RR Donnelley Logistics (Donnelley Logistics) delivers printed products and packages primarily to the U.S. Postal Service (USPS), saving our customers significant time and money. We also offer a full range of services to deliver value, maximize content effectiveness, enhance our clients’ businesses and build their customer relationships via the Internet.

Our 139-year history as a printing industry leader positions us well for the future. We expect print advertising to remain among the most cost-effective ways for our customers to deliver their messages and generate revenue as they use words and images to inform, educate, entertain and sell to their audiences.

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

The following describes the end markets we serve:

Magazines, Catalogs and Retail    RR Donnelley is a leader in the North American magazine, catalog and retail markets. These markets are characterized by demand for large, cost-effective print runs with opportunity for differentiation among competitors through services such as Premedia Technologies and Donnelley Logistics. Our U.S. customers include the majority of the top 10 magazine titles and a majority of the largest consumer catalog companies and retailers. Contracts typically span from three to five years.

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

Telecommunications    RR Donnelley is the worldwide leader in the directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies (SBC, Verizon and Qwest), independent directory publishers such as Feist, RHD, White Directories and Yell USA and leading international telecommunications providers such as Yell and Shanghai Telephone. Directory contracts typically span five to 12 years, with our current major contracts expiring between 2006 and 2015.

Book Publishing Services    RR Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for the majority of the top 10 U.S. book publishers and we typically print more than 50% of The New York Times’ adult best-seller titles. We also print approximately one-third of all textbooks used in classrooms in the U.S.

Premedia Technologies    RR Donnelley’s Premedia Technologies business partners with customers to effectively create, manage, prepare and distribute customer content. We offer services in both conventional and digital photography, creative and color services, page production, ad management, facilities management and content management. Integrating these core competencies enables us to help customers efficiently, consistently and successfully deliver their messages across multiple channels, including print and the Internet. We leverage our experience in content production and workflow optimization to link customers’ creative processes with today’s technologies. Facilities located in key markets provide close customer contact with nationwide scaleup capabilities. Premedia Technologies’ services are used by leading-edge companies in the advertising, catalog, corporate, magazine, retail and telecommunications markets.

Financial Services    RR Donnelley Financial, a leader in the U.S. and international financial services markets, supports the communications needs of corporations and their investment banks and law firms, as those corporations access the global capital markets. We also are a leading provider of customized communications solutions for investment management, banking, insurance and managed care companies.

Our global service network, manufacturing platform and distribution system give us unique advantages in servicing the capital markets, particularly for large financial deals, including initial public offerings and mergers. To meet our clients’ needs for accuracy, speed, confidentiality and convenience, we have developed technology for virtual deal management and are experts in EDGAR HTML filings. In addition, in 2002, we introduced NET.Filer, an online self-service application designed to help clients meet the accelerated Form 4 filing requirements mandated by the U.S. Securities and Exchange Commission.

Our customized communications solutions business enables investment management, banking, insurance and managed care clients to manage and produce their stakeholder communications, from compliance documents to marketing materials, more efficiently. We provide an integrated suite of information management, content assembly and delivery solutions designed to give our clients closer and longer-lasting relationships with their customers.

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

International    We have extended our core competencies for high quality print and related services into non-U.S. geographic markets. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our operations in Latin America, Europe and Asia, where we produce magazines, books and telephone directories, are reported as Other. Financial Services’ international revenue is included in Financial Services. Directory revenues from England are included in Telecommunications.

RR Donnelley Logistics    RR Donnelley is one of the largest users of the USPS, handling over 20 billion print and mail pieces, and over 160 million packages each year. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator.

Donnelley Logistics continues to focus on growing the package delivery part of its operation, which complements its long-standing core competency of print logistics. We leverage our national network as well as the USPS infrastructure to make the final delivery to households and businesses. Through “zone skipping,” greater postal discounts are obtained, and we provide more economical, reliable and easy-to-use delivery services for our customers.

In addition to delivering packages and printed material, Donnelley Logistics also provides package returns services and expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.

Results of Operations

The following is a discussion of the results of operations for the first quarter of 2003 compared with the first quarter of 2002, and a discussion of the changes in financial condition during the first three months of 2003.

Beginning January 1, 2003, the company revised its segment reporting to reflect RR Donnelley Financial (Financial Services) as a separate business segment. The company’s Financial Services operations were previously reported within the Other business segment.

Items Affecting Comparability of 2003 with 2002

The following table summarizes significant items affecting comparability of the consolidated statements of income and segment operating results for the first three months of 2003 and 2002.

	Three Months Ended March 31
	2003			2002
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
	Dollars in thousands, except per-share data
As reported	$9,273	$5,702	$0.05	$(11,653)	$22,659	$0.20

Included in earnings from operations:
Restructuring and impairment charges	$(2,609)	$(1,618)	$(0.01)	$(26,692)	$(16,816)	$(0.14)
By-product revenues	10,962	6,796	0.06	8,714	5,490	0.05
Gain on sale of assets	1,945	1,206	0.01	—	—	—
Insurance recovery related to 9/11	2,047	1,269	0.01	—	—	—
Provision for doubtful accounts	(9,928)	(6,155)	(0.05)	(2,959)	(1,864)	(0.02)
Pension and postretirement benefit income	1,260	781	—	5,718	3,602	0.03

	3,677	2,279	0.02	(15,219)	(9,588)	(0.08)
Included in other income (expense):
Affordable housing amortization	(4,000)	(2,480)	(0.02)	(2,700)	(1,701)	(0.01)
COLI-related expenses upon policy surrender	—	—	—	(4,883)	(3,076)	(0.03)

Included in tax benefit (provision):
Reversal of excess COLI tax reserves	—	—	—	—	30,000	0.26

Total items affecting comparability	$(323)	$(201)	$—	$(22,802)	$15,635	$0.14

Restructuring and impairment: Operating results for the first quarter of 2003 and 2002 were affected by the following restructuring and impairment items:

•	2003 included pretax restructuring and impairment charges of $2.6 million ($1.6 million after-tax, or $0.01 per diluted share). The 2003 pretax charge included a $1 million curtailment loss on our postretirement benefit plans, costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Restructuring and impairment charges for 2003 by segment were as follows: Donnelley Print Solutions: $0.2 million; Financial Services: $0.6 million; Corporate: $1.1 million and Other: $0.7 million.

•	2002 included pretax restructuring and impairment charges of $27 million ($17 million after-tax, or $0.14 per diluted share). The 2002 pretax charge included $15 million to close our Berea, Ohio facility as well as additional workforce reductions at several other facilities. Restructuring and impairment charges for 2002 by segment were as follows: Donnelley Print Solutions: $23 million; Corporate: $1 million and Other: $3 million.

By-product revenues: 2003 included pretax income of $11 million for by-product revenues compared with $9 million in 2002. By-product revenues are recorded as a reduction in our cost of materials, the majority of which relates to the Donnelley Print Solutions segment.

Gain on sale of assets: 2003 included a $2 million pretax gain from the sale of our Casa Grande, Arizona manufacturing facility, included in the Donnelley Print Solutions segment.

Insurance recovery related to 9/11: 2003 included a $2 million pretax gain from the collection of insurance proceeds from claims related to September 11th, included in the Financial Services segment.

Provision for doubtful accounts: 2003 included a $10 million pretax provision for bad debt compared with a $3 million provision in 2002. The increase between years was driven by the bankruptcy filing of a major domestic catalog customer and a financially insolvent directory publishing customer in Latin America.

Pension and postretirement benefit income: 2003 included pretax income of $1 million compared with $6 million in 2002. The decline between years is primarily a result of changes in our assumptions for expected returns on plan assets and our discount rate.

Affordable housing write-downs: 2003 included a pretax charge of $4 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $3 million in 2002. The write-downs reflected declines in the underlying estimated fair value of our affordable housing investments and were included in the Corporate segment.

COLI-related expenses upon policy surrender: 2002 included a $5 million pretax charge for expenses related to the surrender of certain corporate-owned life insurance (COLI) policies in conjunction with our settlement with the Internal Revenue Service (IRS) for disputed COLI deductions; see Note 7 to the condensed consolidated financial statements.

Reversal of excess COLI tax reserves: 2002 included an after-tax benefit of $30 million from the reversal of excess tax reserves related to our settlement with the IRS for disputed COLI deductions; see Note 7 to the condensed consolidated financial statements.

Consolidated Results—First Quarter 2003 Compared with First Quarter 2002

Net sales for the first quarter of 2003 decreased $20 million, or 1.8%, to $1,074 million compared with $1,094 million in the first quarter of 2002, driven by the decline in net sales of our Donnelley Print Solutions segment of 6.6%, partially offset by increased net sales within Logistics Services. Net sales of our Logistics Services segment were up 21.9% between years, which included a 31.9% increase in net sales for the package logistics business and a 7.0% increase in net sales from print logistics. An acquisition contributed an incremental $5 million in net sales for Logistics Services between years.

For our print-related businesses, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. The value of customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation and postage. By measuring value-added revenue, we eliminate the effects of material prices and transportation costs, as well as mix issues related to customer-furnished versus Donnelley-furnished paper. Management, therefore, views value-added revenue as a better performance measure of its own value-added products and services. Other companies may use a measure which is calculated in a similar manner, but which may not be comparable.

Consolidated value-added revenue decreased $14 million, or 2.1%, to $618 million compared with $632 million in the first quarter of 2002, primarily driven by the decline in value-added revenue of Donnelley Print Solutions and Financial Services. Donnelley Print Solutions’ percentage decline in value-added revenue was less than the decline in net sales, primarily due to higher customer-furnished paper and higher by-product revenues and purchase discounts in 2003. Value-added revenue of our Financial Services segment declined 13.4% between years, primarily due to a decline in domestic capital markets activity and lower volumes from customized communications solutions. Value-added revenue of our Logistics Services segment increased 17.2% between years, primarily due to a 26.2% increase in value-added revenue for package logistics. An acquisition contributed an incremental $3 million in value-added revenue for package logistics between years.

Value-added revenue is also affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During the first quarter of 2003, we recognized a reduction in cost of materials of $11 million from by-product revenues, compared with $9 million a year ago.

Gross profit as a percentage of net sales was 15.7% in the first quarter of 2003 compared with 15.4% in the first quarter of 2002. The improvement was driven primarily by higher margins within Donnelley Print Solutions and Financial Services. Donnelley Print Solutions’ gross profit margin was affected positively in the first quarter of 2003 by higher by-product revenues and purchase discounts, the impact of restructuring savings and productivity initiatives and a $2 million gain on sale of a closed facility. Despite lower net sales between years, Financial Services’ gross profit margin increased for the first quarter of 2003, as a result of cost reduction initiatives, restructuring savings and a $2 million gain from an insurance settlement related to September 11th. Logistics Services’ gross profit margin decreased between years, primarily due to lower margins within package logistics, partially offset by higher margins within print logistics.

Selling and administrative expenses increased $8 million, or 6.3%, to $139 million compared with $131 million in the first quarter of 2002. This increase was driven by an additional $7 million provision for doubtful accounts, of which $5 million related to a 2003 bankruptcy filing by a major domestic catalog customer, and $2 million for a financially insolvent directory publishing customer in Latin America. Selling and administrative expenses as a percentage of net sales was 12.9% in the first quarter of 2003 compared with 11.9% in the first quarter of 2002.

Net interest expense decreased 17.8% to $13 million in the first quarter of 2003, compared with $15 million in the first quarter of 2002, primarily due to lower effective interest rates on outstanding debt and lower average outstanding debt levels. Other expense, net, in the first quarter of 2003 was $5 million compared with $7 million in the first quarter of 2002. First quarter 2003 other expense, net, included lower COLI expenses ($5 million) (see Note 7 to the condensed consolidated financial statements for additional information) and lower foreign currency transaction losses ($2 million), partially offset by higher affordable housing amortization ($1 million) and lower miscellaneous income ($4 million).

On April 1, 2002, we reached a settlement agreement with the IRS regarding our deductions for interest on loans borrowed against COLI programs (see Note 7 to the condensed consolidated financial statements for additional information). We had previously established reserves for the COLI-related exposure, and as the settlement was less than the established reserves, we recorded a one-time tax benefit ($30 million after-tax; $0.26 per diluted share) during the first quarter of 2002.

Earnings before income taxes in the first quarter of 2003 were $9 million compared with a loss of $12 million in 2002. Earnings before income taxes included $3 million and $27 million in restructuring and impairment charges for the three months ended March 31, 2003 and 2002, respectively. Net income was $6 million, down $17 million from $23 million in 2002. 2002 included a one-time tax benefit ($30 million after-tax; $0.26 per diluted share) for the reversal of COLI-related tax reserves. The effective tax rate for the first quarter of 2003 was 38.5% compared with 37.0% in 2002, excluding the one-time tax benefit described above. The 2003 effective tax rate is higher than 2002 primarily due to the settlement with the IRS surrounding the COLI program. Diluted earnings per share of $0.05 decreased $0.15 from $0.20 in 2002.

Operating Results by Business Segment—First Quarter 2003 Compared with First Quarter 2002

As discussed more fully in Note 6 to the condensed consolidated financial statements, we have three reportable segments: Donnelley Print Solutions, Logistics Services and Financial Services.

Operating results by business segment in the first quarter of 2003 compared with the first quarter of 2002 are as follows:

Three months Ended March 31

	Net Sales			Value-Added Revenue
Thousands of dollars	2003	2002	% Change	2003	2002	% Change
Magazines, Catalogs and Retail	$362,535	$386,667	(6.2%)	$229,583	$241,128	(4.8%)
Book Publishing Services	153,066	154,670	(1.0%)	110,861	111,534	(0.6%)
Telecommunications	124,101	143,261	(13.4%)	64,257	64,107	0.2%
Premedia Technologies	27,271	29,736	(8.3%)	27,272	29,736	(8.3%)

Donnelley Print Solutions	666,973	714,334	(6.6%)	431,973	446,505	(3.3%)

Logistics Services	209,808	172,079	21.9%	51,556	43,984	17.2%

Financial Services	90,255	102,875	(12.3%)	75,277	86,960	(13.4%)

RRD Direct	29,146	33,978	(14.2%)	17,782	18,824	(5.5%)
Other(1)	77,635	70,384	10.3%	41,482	35,272	17.6%

Total Other	106,781	104,362	2.3%	59,264	54,096	9.6%

Total	$1,073,817	$1,093,650	(1.8%)	$618,070	$631,545	(2.1%)

Cost of materials and transportation	455,747	462,105

Value-added revenue	$618,070	$631,545

(1)	Includes International (Latin America, Europe and Asia) and Other.

Donnelley Print Solutions

The following table summarizes significant items affecting comparability within the Donnelley Print Solutions segment:

	Quarter Ended March 31
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$45,707	$27,109

Included in earnings from operations:
Restructuring and impairment charges	$(169)	$(23,122)
By-product revenues	9,502	7,487
Gain on sale of assets	1,800	—

Total items affecting comparability	$11,133	$(15,635)

Net sales for the Donnelley Print Solutions segment decreased $47 million in the first quarter of 2003, or 6.6%, from a year ago. The economic slowdown since 2000 has generated excess industry capacity from reduced volume levels and higher customer bankruptcies resulting in increased competition and pricing pressures. First quarter 2003 net sales for Magazines, Catalogs and Retail decreased 6.2% between years, which reflected primarily price deterioration and a mix shift to lower-priced work. Pricing pressures continue to impact the industry and have resulted in lower contract prices that continue to cycle through. The net sales decline between years in Premedia Technologies is driven by these same factors. Book Publishing Services’ first quarter net sales decreased 1.0% between years primarily due to a shift in timing of work for the education market to the second quarter of 2003. First quarter 2003 net sales for Telecommunications were down 13.4% between years primarily due to more customer-furnished paper.

First quarter value-added revenue for the Donnelley Print Solutions segment decreased $15 million, or 3.3%, from a year ago due to the sales declines noted above, partially offset by higher by-product revenues, higher purchase discounts and improved material yield. Value-added revenue for Magazines, Catalogs and Retail declined 4.8% between years, due to the declines in net sales partially offset  by higher by-product revenues and purchase discounts. Value-added revenue for Book Publishing Services declined 0.6% from 2002, driven by the decline in net sales. Value-added revenue for Telecommunications increased 0.2% between years because of improved material yield. This increase occurred despite a 13.4% decline in net sales, because the portion of the decline in net sales due to more customer-furnished paper had no impact on value-added revenue. Higher by-product revenues increased value-added revenue by $2 million between years.

First quarter earnings from operations for the Donnelley Print Solutions segment increased $22 million, or 91.7%, to $46 million in 2003. Earnings from operations for the three months ended March 31, 2002 included $23 million in restructuring and impairment charges. Earnings from operations for the three months ended March 31, 2003 included a $2 million gain on the sale of a closed facility in Casa Grande, Arizona. Net sales continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. The portion of the net sales decline driven by the mix change did not impact overall profitability due to lower manufacturing costs per unit. The impact of our productivity initiatives, as well as savings from actions we have taken to restructure our operations, have largely offset the effects of volume declines and price erosion on earnings from operations.

Logistics Services

The following table summarizes significant items affecting comparability within the Logistics Services segment:

	Quarter Ended March 31
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$3,517	$2,981

Included in earnings from operations:
Restructuring and impairment charges	$—	$(24)
Acquisitions	(246)	—

Total items affecting comparability	$(246)	$(24)

Net sales for the Logistics Services segment increased $38 million, or 21.9% from a year ago. First quarter net sales for the package logistics business were up 31.9% between years. The acquisition of Momentum Logistics, Inc. (MLI) in March 2003 contributed an incremental $5 million in net sales for package logistics between years. Excluding the acquisition of MLI, net sales of package logistics rose 27.3% between years, which included a mix change toward lighter weight, lower priced packages and postal rate increases, which were passed on to customers. First quarter net sales for the print logistics business were up 7.0% between years, driven by increased volumes from third parties.

First quarter value-added revenue for the Logistics Services segment increased $8 million, or 17.2%, compared with a 21.9% increase in net sales. Value-added revenue for package logistics increased 26.2% between years. The acquisition of MLI contributed an incremental $3 million in value-added revenue for package logistics between years. Excluding the acquisition of MLI, value-added revenue for package logistics rose 13.8% between years. The change from 2002 was driven by volume increases and higher postage discounts due to deeper penetration of the postal system, which were partially offset by higher per unit transportation costs due to price increases from regional carriers and higher fuel costs. Value-added revenue for print logistics was up 3.9% between years, due to the volume increases noted above.

First quarter 2003 earnings from operations were $4 million, an increase of 16.4% from 2002. The increase between years was driven by higher value-added revenues from both our package and print logistics businesses, partially offset by start-up costs associated with a new facility in the northeast and a loss from operations of MLI.

Financial Services

The following table summarizes significant items affecting comparability within the Financial Services segment:

	Quarter Ended March 31
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$(6,522)	$(12,074)

Included in earnings from operations:
Restructuring and impairment charges	$(573)	$(21)
By-product revenues	232	335
Insurance recovery related to 9/11	2,047	—

Total items affecting comparability	$1,706	$314

Net sales for the Financial Services segment decreased $13 million, or 12.3%, from a year ago. Financial Services’ net sales are comprised primarily of capital markets and customized communications solutions. First quarter 2003 capital markets net sales decreased 18.1% between years, as domestic capital markets net sales were down 22.1%, partially offset by an increase of 4.9% in international capital markets net sales. Declines in net sales from domestic capital markets transactions (e.g., S-filings, including initial public offerings, secondary offerings and mergers and acquisitions) caused by the slowed economy more than offset increased net sales from compliance filings (e.g., SEC periodic reports and annual meeting proxy statements). First quarter 2003 net sales from customized communications solutions decreased 13.0% between years, due to declines from investor communications (e.g., prospectuses, Form N, annual and quarterly mutual funds statements), which reflected contraction in the mutual fund market and one large non-recurring deal from 2002.

First quarter value-added revenue for the Financial Services segment decreased $12 million, or 13.4%, between years consistent with the decline in net sales. The percentage decrease in value-added revenue was higher than the decrease in net sales due to a mix shift toward more compliance work.

First quarter 2003 loss from operations was $6 million, an improvement from $12 million for the year ago period. Included in the 2003 first quarter loss from operations was a $2 million gain on an insurance recovery related to September 11th that reduced cost of sales. Improved operating margins in the first quarter of 2003 also reflect savings from productivity initiatives, as well as prior restructuring actions which included the closing of several print facilities and service centers, and related workforce reductions. First quarter 2003 operating margins were negatively impacted by the lower level of capital markets activity between years, because of the disproportionately higher margins that capital markets work generates.

Other and Corporate

The following table summarizes significant items affecting comparability within the Other and Corporate segments:

	Quarter Ended March 31
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$(33,429)	$(29,669)

Included in earnings from operations:
Restructuring and impairment charges	$(1,867)	$(3,525)
By-product revenues	1,227	893
Gain on sale of assets	357	—
Provision for doubtful accounts	(9,966)	(3,223)
Pension and postretirement benefit income(1)	15,855	21,021

	5,606	15,166
Included in other income (expense):
Affordable housing amortization	(4,000)	(2,700)
COLI-related expenses upon policy surrender	—	(4,883)

	(4,000)	(7,583)

Total items affecting comparability	$1,606	$7,583

(1)	Excludes service costs, which is recorded primarily in Donnelley Print Solutions, Logistics Services and Financial Services.

Net sales for RRD Direct were down 14.2% between years, primarily due to lower volumes, partially offset by higher prices. First quarter net sales for International were up 10.2% between years, driven by volume growth in Europe and Asia, partially offset by declines in Latin America.

First quarter value-added revenue for RRD Direct decreased $1 million or 5.5%, compared with a 14.2% decline in net sales, driven by higher customer-furnished paper in 2003. Value-added revenue for International was up $7 million between years, due to increases in Asia and Europe, offset by a decline in Latin America.

The loss from operations for the Other business segment was $9 million for the first quarter of 2003, compared with a loss of $15 million for the year ago period. $2 million of the $6 million improvement is related to lower restructuring and impairment charges. RRD Direct’s loss from operations improved between years, driven by restructuring savings and productivity improvements. Earnings from operations for International in the first quarter of 2003 benefited from improved volumes in Europe and lower foreign currency devaluation in Latin America, partially offset by a higher provision for doubtful accounts in Latin America ($2 million).

The loss from operations for the Corporate segment was $7 million in the first quarter of 2003 compared with earnings of $10 million in the first quarter of 2002. The $17 million decrease in operating earnings between years was driven by an additional provision for doubtful accounts ($5 million), lower benefit plan earnings ($5  million), higher affordable housing amortization ($1  million), higher management incentive compensation and gainsharing ($4 million) and higher unallocated corporate administrative and other expenses ($7 million), partially offset by lower COLI expenses related to the surrender of policies in conjunction with the settlement with the IRS ($5 million) (see Note 7 to the condensed consolidated financial statements).

Expense Comparison

A summary analysis of expenses is presented below:

First Quarter Ended March 31

Thousands of dollars	2003	% of Sales	2002	% of Sales	% Change
Cost of materials	$296,984	27.7%	$333,905	30.5%	(11.1%)
Cost of transportation	158,763	14.8%	128,200	11.7%	23.8%
Cost of manufacturing*	383,552	35.7%	393,984	36.0%	(2.6%)
Depreciation	68,236	6.4%	72,120	6.6%	(5.4%)
Amortization	9,038	0.8%	9,747	0.9%	(7.3%)
Selling and administrative expenses*	136,749	12.7%	127,877	11.7%	6.9%
Restructuring and impairment charges	2,609	0.2%	26,692	2.4%	(90.2%)
Net interest expense	12,707	1.2%	15,453	1.4%	(17.8%)

*Excludes	depreciation and amortization, which are shown separately.

Restructuring and Impairment:     The following discussion should be read in conjunction with Note 4, “Restructuring and Impairment,” in the 2002 Annual Report on Form 10-K, and Note 10 to the condensed consolidated financial statements.

During the first quarter of 2003, we recorded pretax restructuring and impairment charges of $2.6 million ($1.6 million after-tax, or $0.01 per diluted share). The total pretax restructuring and impairment charges by business segment were: Donnelley Print Solutions: $0.2 million; Financial Services: $0.6 million; Other: $0.7 million; and Corporate: $1.1 million. Restructuring charges include employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions and employee and asset relocation costs.

During the first quarter of 2002, we recorded pretax restructuring and impairment charges of $27 million ($17 million after-tax, or $0.14 per diluted share). The total pretax restructuring and impairment charges related to restructuring actions announced during 2002 by business segment were: Donnelley Print Solutions: $23 million; Other: $3 million; and Corporate: $1 million.

We regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. In March 2001, we announced a $300 million upgrade in our print platform, approximately one-third of which related to restructuring costs. This upgrade program includes the purchase of seven new presses and two binding lines, of which four presses and two binding lines were placed into service as of March 31, 2003. As of March 31, 2003, cumulative capital expenditures related to this upgrade program were $199 million, $20 million of which occurred during the first quarter of 2003. We expect to spend an additional $23 million in 2003 to complete the program.

As part of our efforts to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. During the first quarter of 2002, we announced the closure of our Berea, Ohio manufacturing facility. We completed the closures of the Berea, Ohio plant, and the Des Moines, Iowa and Old Saybrook, Connecticut plants, which were announced in 2001, during the second quarter of 2002. All continuing customer work produced at these facilities was transferred to other company facilities once necessary expansions to accommodate the work were complete. The net book value of assets held for disposal at March 31, 2003 was $15 million, and included the following breakdown by segment: Donnelley Print Solutions: $14 million and Other: $1 million.

As we complete our upgrade program and fully transition continuing customer work from closed facilities, we expect to improve the overall performance of our print platform. This will include improvements in cycle times and reduced waste through the addition of faster, more efficient equipment to our networked platform and greater economies of scale.

The two largest plant closures announced in 2001 (Old Saybrook, Connecticut and Des Moines, Iowa) did not cease operations until the second quarter of 2002. Accordingly, the first quarter of 2003 reflects the benefits as a result of these plant closures as compared to the first quarter of 2002. Additionally, other restructuring actions announced subsequent to the first quarter of 2002 also impact 2003 savings from restructuring activities. During the first quarter of 2003 we realized cost savings of approximately $20 million, consisting primarily of lower salary expense and related employee benefit costs. These reductions in our cost structure in 2003 were largely offset by the impact of volume and pricing reductions during the quarter. We expect to drive gains in throughput, productivity and capacity utilization once volume activity levels recover.

Liquidity and Changes in Financial Condition

Cash Flows From Operating Activities

Cash provided by operating activities totaled $68 million in the first quarter of 2003, compared with cash provided by operating activities of $73 million in the same period of 2002. The decrease between years was primarily due to lower income excluding non-cash charges and an increase in other assets partially offset by a lower investment in working capital, driven by lower contributions to the company’s employee benefit trust and higher accounts payable, partially offset by increased inventories.

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 38 days as compared with 47 days a year ago. The ratio of operating working capital* to sales also improved to 1.6% in 2003 from 4.7% in 2002.

* The operating working capital to sales ratio is defined as a 13-month average of net receivables, net inventories and prepaid expenses minus accounts payable, accrued compensation and other accrued liabilities, divided by 12-month rolling net sales.

Cash Flows From Investing Activities

Our principal recurring investing activities are capital expenditures to improve our operations. In the first quarter of 2003, capital expenditures and investments totaled $67 million, a $1 million increase from a year ago. 2003 included the acquisition of a package logistics business within Donnelley Logistics for approximately $17 million in cash. We expect full year capital spending, excluding acquisitions, to be below $250 million compared with capital spending of $242 million in 2002.

Acquisitions

On March 6, 2003, the company acquired certain net assets of Momentum Logistics, Inc. (MLI), a Florida-based provider of package distribution services, for approximately $17 million in cash. MLI operates sortation facilities and a dedicated fleet of vehicles to provide business-to-business and business-to-consumer package distribution services. The purchase price has been allocated based on estimated fair values at date of acquisition, pending final determination of the acquired balances and purchase price.

We made no business acquisitions in 2002.

Cash Flows From Financing Activities

Financing activities include net borrowings, dividend payments and share repurchases. At March 31, 2003, our net borrowings increased by $4 million from December 31, 2002, compared with an increase of $34 million for the same period of 2002. The lower increase in net borrowings ($30 million) is primarily due to the expiration of the company’s share repurchase program on January 31, 2002. During the first quarter of 2002, cash used for share repurchases, net of proceeds from stock option exercises, was $14 million.

Liquidity

Commercial paper is our primary source of short-term financing. On March 31, 2003, we had $134 million outstanding in domestic commercial paper borrowings. In addition, at March 31, 2003, we had $350 million of unused revolving credit facilities with a number of banks. These facilities provide support for issuing commercial paper and other credit needs. In October 2002, we replaced our existing revolving credit facilities with two new revolving credit facilities. The new facilities consist of a short-term facility that matures in October 2003 and provides for borrowings of up to $175 million and a long- term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of May 13, 2003, there have been no borrowings under these credit facilities. Management believes that cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures of the company for the forseeable future.

Other Information

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

Litigation—For a discussion of certain litigation involving the company, see Note 4 to the condensed consolidated financial statements.

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

We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not see any disruptive conditions affecting prices or supply of paper in 2003.

Postal costs are a significant component of our customers’ cost structures and postal rate changes can influence the number of pieces that our customers are willing to mail. Any resulting decline in print volumes could have an effect on our financial results. Postal rates increased in January 2001, July 2001 and July 2002. Postal rate increases are not expected to occur again until 2006. Postal rate increases can enhance the value of Logistics Services to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

The cost of energy affects operating costs in the Donnelley Print Solutions and Financial Services segments and transportation costs in the Logistics Services segment. In Logistics Services, increases in fuel costs can be offset by fuel surcharges passed on to customers. Increases in energy costs beyond those planned could affect our consolidated financial results.

Consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. and international economies is affecting demand across most of our businesses. Uncertainty in the economy has led customers across our end-markets to indicate that they anticipate flat demand throughout 2003.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates. As such, the company monitors the interest rate environment and modifies the components of its debt portfolio as necessary to manage funding costs and interest rate risks. Generally, the company maintains at least half of its debt at fixed rates (approximately 54.3% at March 31, 2003). Excluded from the calculation of fixed rate debt at March 31, 2003 is $200 million in fixed rate debt that was swapped to floating rates to take advantage of lower interest rates on floating rate debt. The swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating to fixed swap agreements, effectively fixing the interest rates for the May 15, 2002, November 15, 2002, May 15, 2003 and November 15, 2003 interest rate resets on the original swaps. The company’s exposure to adverse changes in foreign exchange rates is immaterial to the consolidated financial statements of the company. The company occasionally uses other financial instruments to hedge exposures to interest rate and foreign exchange rate changes. The company uses derivative financial instruments as a risk management tool, and not for trading or speculative purposes. For further discussion relating to financial instruments, see Note 9 to the condensed consolidated financial statements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The company previously reported the settlement of three class action cases filed against it, as well as settlement of a portion of a fourth class action. The settlement and the portion of the case remaining are described in Part I of this quarterly report on Form 10-Q and the company’s Annual Report on Form 10-K for 2002.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The company held its Annual Meeting of Stockholders on March 27, 2003.

(b)	The following matters were voted upon at the Annual Meeting of Stockholders.

1.	The election of the nominees for Directors of Class 3, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2006, was voted on by the Stockholders. The nominees, all of whom were elected, were Gregory Q. Brown, James R. Donnelley, Thomas S. Johnson and Norman H. Wesley. The Inspectors of Election certified the following vote tabulations:

	For	Withhold Authority
Gregory Q. Brown	95,135,180	4,108,993
James R. Donnelley	95,686,650	3,557,523
Thomas S. Johnson	93,410,150	5,834,023
Norman H. Wesley	93,452,944	5,791,229

2.	A stockholder proposal regarding a sustainability report was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulations:

For	%	Against	%	Abstain	%	Non-Vote	%
4,313,980	4%	81,035,276	82%	2,658,431	3%	11,236,506	11%

3.	A stockholder proposal regarding expensing the costs of options was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulations:

For	%	Against	%	Abstain	%	Non-Vote	%
35,335,690	36%	50,553,447	51%	2,118,500	2%	11,236,506	11%

Item 5. Other Information

Certain statements in this filing, including the discussions of management expectations for 2003, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from the future results expressed or implied by those statements. Refer to Part I, Item 1 of the company’s 2002 Annual Report on Form 10-K for a description of such factors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan

10.2	Amendment No. 1 to the Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan

10.3	Amendment No. 2 to the Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan

12	Ratio of Earnings to Fixed Charges

99.1	Certification pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code

99.2	Certification pursuant to Section 1350, Chapter 63 of Title 18 of the United States Code

(b) No current report on Form 8-K was filed during the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S/    VIRGINIA L. SEGGERMAN

By

Corporate Controller

(Authorized Officer and

Chief Accounting Officer)

Date:	May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/S/    GREGORY A. STOKLOSA

Gregory A. Stoklosa

Executive Vice President and Chief Financial Officer