Form 10-Q
period 2003-06-30
DONNELLEY R R & SONS CO
filed 2003-08-13
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ✓	No

Number of shares of common stock outstanding as of July 31, 2003	113,402,536

PART  I

FINANCIAL  INFORMATION

Item 1.    Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per-share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales	$1,142,462	$1,148,892	$2,216,278	$2,242,542
Cost of sales	954,071	954,639	1,859,578	1,880,383

Gross profit	188,391	194,253	356,700	362,159
Selling and administrative expenses	135,594	136,819	274,371	267,341
Restructuring and impairment charges	5,274	16,025	7,883	42,717

Earnings from operations	47,523	41,409	74,446	52,101

Interest expense, net	(12,055)	(17,293)	(24,763)	(32,746)
Other income (expense), net	(4,266)	12,948	(9,207)	6,056

Earnings before income taxes	31,202	37,064	40,476	25,411
Provision (benefit) for income taxes	11,810	13,287	15,381	(21,025)

Net income	$19,392	$23,777	$25,095	$46,436

Net income per share of common stock
Basic	$0.17	$0.21	$0.22	$0.41
Diluted	0.17	0.21	0.22	0.40
Weighted average number of common shares outstanding
Basic	113,122	113,064	113,118	112,995
Diluted	114,164	115,003	113,816	114,887

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

June 30, 2003 and December 31, 2002

(Thousands of dollars, except share data)

ASSETS
	2003	2002
Cash and equivalents	$49,720	$60,543
Receivables, less allowance for doubtful accounts of $27,708 in 2003 and $19,250 in 2002	579,323	601,184
Inventories	144,686	116,191
Prepaid expenses	68,101	88,521

Total current assets	841,830	866,439

Net property, plant and equipment, at cost, less accumulated depreciation of $3,225,449 in 2003 and $3,206,942 in 2002	1,375,782	1,411,016
Goodwill	308,958	308,174
Other intangible assets, net of accumulated amortization of $266,771 in 2003 and $259,477 in 2002	87,950	96,662
Other noncurrent assets	497,093	469,481

Total assets	$3,111,613	$3,151,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$254,981	$267,690
Accrued compensation	148,202	157,070
Short-term debt	231,207	245,782
Current and deferred income taxes	6,750	1,397
Other accrued liabilities	268,221	282,791

Total current liabilities	909,361	954,730

Long-term debt	773,928	752,870
Deferred income taxes	216,680	214,112
Other noncurrent liabilities	316,485	315,466

Total noncurrent liabilities	1,307,093	1,282,448

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued 140,889,050 in 2003 and 2002	308,462	308,462
Retained earnings	1,557,314	1,593,107
Accumulated other comprehensive loss	(106,747)	(115,456)
Unearned compensation	(5,049)	(5,177)
Reacquired common stock at cost, 27,698,149 and 27,764,983 at 2003 and 2002, respectively	(858,821)	(866,342)

Total shareholders’ equity	895,159	914,594

Total liabilities and shareholders’ equity	$3,111,613	$3,151,772

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30

(Thousands of dollars)

	2003	2002
Cash flows from operating activities:
Net income	$25,095	$46,436
Restructuring and impairment charges	7,883	42,717
Gain from reversal of excess tax reserves	—	(30,000)
Depreciation	137,296	145,811
Amortization	22,288	20,487
Gain on sale of assets	(2,533)	(6,290)
Gain on sale of investments	—	(6,350)
Net change in operating working capital, net of acquisition	(27,366)	(43,618)
Net change in other assets and liabilities, net of acquisition	(8,754)	(78,301)
Other	595	7,564

Net cash flows from operating activities	154,504	98,456

Cash flows from investing activities:
Capital expenditures	(100,360)	(117,839)
Other investments including acquisition, net of cash acquired	(17,000)	87
Dispositions of assets	4,919	9,553

Net cash flows from investing activities	(112,441)	(108,199)

Cash flows from financing activities:
Repayments of long-term debt	(110,845)	(10,771)
Long-term borrowings	3,071	5,960
Net proceeds from short-term borrowings	107,681	62,759
Disposition of reacquired common stock	4,548	11,789
Acquisition of common stock	(1,210)	(18,563)
Cash dividends paid	(56,581)	(54,302)

Net cash flows from financing activities	(53,336)	(3,128)

Effect of exchange rate changes on cash and equivalents	450	(1,792)
Net change in cash and equivalents	(10,823)	(14,663)
Cash and equivalents at beginning of period	60,543	48,615

Cash and equivalents at end of period	$49,720	$33,952

Changes in operating working capital, net of acquisition:
	2003	2002
Decrease (increase) in assets:
Receivables-net	$33,968	$47,699
Inventories-net	(26,861)	(2,417)
Prepaid expenses	21,038	14,349
Increase (decrease) in liabilities:
Accounts payable	(23,268)	(55,071)
Accrued compensation	(9,171)	(3,886)
Other accrued liabilities	(23,072)	(44,292)

Net change in operating working capital	$(27,366)	$(43,618)

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

NOTE 2. Components of the company’s inventories at June 30, 2003, and December 31, 2002, were as follows:

Thousands of dollars	2003	2002
Raw materials and manufacturing supplies	$92,499	$83,701
Work in process	127,703	108,947
Finished goods	4,404	1,824
Progress billings	(29,196)	(28,977)
LIFO reserve	(50,724)	(49,304)

Total	$144,686	$116,191

Progress billings represent customer prepayment for raw materials or work in progress.
NOTE 3. The following provides supplemental cash flow information:

	Six Months Ended June 30
Thousands of dollars	2003	2002
Interest paid(1)	$37,030	$36,515
Income taxes paid(2)	4,036	151,862

(1)	Excludes interest received of $6 million and $5 million for the six months ended June 30, 2003 and 2002, respectively, on interest rate swap agreements (see Note 9 to the condensed consolidated financial statements).
(2)	Includes taxes and interest for the six months ended June 30, 2003 and 2002 of $1 million and $130 million, respectively, related to the company’s settlement with the Internal Revenue Service for deductions related to corporate-owned life insurance (see Note 7 to the condensed consolidated financial statements).

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

The issue remaining in the Jones case affects two classes certified by the trial court: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations, and a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees. On September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two year statute of limitations applies to the claims of these classes, which absent any other ruling would result in dismissal of the claims on the basis of timeliness. On May 19, 2003, the United States Supreme Court agreed to review the issue of the appropriate statute of limitations to apply and set the matter for argument in the 2003 term. At this time, management is unable to make a meaningful estimate of the overall loss that could result from the final determination of this matter.

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

NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended June 30		Six Months Ended June 30
Thousands of dollars	2003	2002	2003	2002
Net income	$19,392	$23,777	$25,095	$46,436
Unrealized foreign currency gain (loss)	10,180	(4,491)	8,709	(13,282)

Comprehensive income	$29,572	$19,286	$33,804	$33,154

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

Industry Segment Information

Thousands of dollars	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated Total
Three months ended June 30, 2003
Net sales	$684,547	$214,764	$125,204	$117,947	$—	$1,142,462
Restructuring and impairment charges	1,792	(45)	1,680	1,847	—	5,274
Earnings (loss) from operations	49,435	(62)	9,395	(9,835)	(1,410)	47,523
Earnings (loss) before income taxes	50,104	(161)	8,864	(11,949)	(15,656)	31,202

Three months ended June 30, 2002
Net sales	$716,404	$176,590	$144,592	$111,306	$—	$1,148,892
Restructuring and impairment charges	14,032	98	712	912	271	16,025
Earnings (loss) from operations	47,268	2,013	12,427	(9,780)	(10,519)	41,409
Earnings (loss) before income taxes	51,693	2,033	12,686	(11,325)	(18,023)	37,064

Six months ended June 30, 2003
Net sales	$1,351,520	$424,572	$215,459	$224,727	$—	$2,216,278
Restructuring and impairment charges	1,960	(45)	2,253	2,563	1,152	7,883
Earnings (loss) from operations	95,116	3,481	3,034	(18,880)	(8,305)	74,446
Earnings (loss) before income taxes	95,811	3,356	2,342	(22,807)	(38,226)	40,476
Assets	1,565,249	251,672	199,892	545,176	549,624	3,111,613

Six months ended June 30, 2002
Net sales	$1,430,738	$348,669	$247,467	$215,668	$—	$2,242,542
Restructuring and impairment charges	37,155	122	732	3,299	1,409	42,717
Earnings (loss) from operations	71,246	5,055	166	(24,273)	(93)	52,101
Earnings (loss) before income taxes	78,802	5,014	612	(30,722)	(28,295)	25,411
Assets	1,709,362	221,752	231,869	470,380	597,060	3,230,423

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Earnings (loss) from operations is reconciled to earnings (loss) before income taxes as follows:

Thousands of dollars
Three Months Ended June 30, 2003	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$49,435	$(62)	$9,395	$(9,835)	$(1,410)	$47,523
Interest expense, net	(84)	(98)	—	(1,853)	(10,020)	(12,055)
Other income (expense):
Earnings (loss) from investments	326	—	—	(842)	(4)	(520)
Foreign currency transaction gain (loss)	116	—	20	(396)	(62)	(322)
Affordable housing write-downs	—	—	—	—	(5,750)	(5,750)
Other income (expense), net	311	(1)	(551)	977	1,590	2,326

Total other income (expense)	753	(1)	(531)	(261)	(4,226)	(4,266)

Earnings (loss) before income taxes	$50,104	$(161)	$8,864	$(11,949)	$(15,656)	$31,202

Thousands of dollars
Three Months Ended June 30, 2002	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$47,268	$2,013	$12,427	$(9,780)	$(10,519)	$41,409
Interest expense, net	(58)	18	—	(3,298)	(13,955)	(17,293)
Other income (expense):
Earnings (loss) from investments	699	—	—	(968)	49	(220)
Foreign currency transaction gain (loss)	(106)	—	32	1,419	(22)	1,323
Affordable housing write-downs	—	—	—	—	(3,300)	(3,300)
Gain on sale of investment	—	—	—	—	6,350	6,350
Other income (expense), net	3,890	2	227	1,302	3,374	8,795

Total other income (expense)	4,483	2	259	1,753	6,451	12,948

Earnings (loss) before income taxes	$51,693	$2,033	$12,686	$(11,325)	$(18,023)	$37,064

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Thousands of dollars
Six Months Ended June 30, 2003	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$95,116	$3,481	$3,034	$(18,880)	$(8,305)	$74,446
Interest expense, net	(232)	(124)	—	(4,290)	(20,117)	(24,763)
Other income (expense):
Earnings (loss) from investments	107	—	—	(1,000)	7	(886)
Foreign currency transaction gain (loss)	97	—	20	(872)	(844)	(1,599)
Affordable housing write-downs	—	—	—	—	(9,750)	(9,750)
Other income (expense), net	723	(1)	(712)	2,235	783	3,028

Total other income (expense)	927	(1)	(692)	363	(9,804)	(9,207)

Earnings (loss) before income taxes	$95,811	$3,356	$2,342	$(22,807)	$(38,226)	$40,476

Thousands of dollars
Six Months Ended June 30, 2002	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$71,246	$5,055	$166	$(24,273)	$(93)	$52,101
Interest expense, net	(122)	17	(3)	(6,045)	(26,593)	(32,746)
Other income (expense):
Earnings (loss) from investments	243	—	—	(1,345)	10	(1,092)
Foreign currency transaction gain (loss)	(115)	—	31	(1,367)	(22)	(1,473)
Affordable housing write-downs	—	—	—	—	(6,000)	(6,000)
Corporate-owned life insurance	—	—	—	—	(5,377)	(5,377)
Gain on sale of investment	—	—	—	—	6,350	6,350
Other income (expense), net	7,550	(58)	418	2,308	3,430	13,648

Total other income (expense)	7,678	(58)	449	(404)	(1,609)	6,056

Earnings (loss) before income taxes	$78,802	$5,014	$612	$(30,722)	$(28,295)	$25,411

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table shows net sales by end market:

	Net Sales
	Three months ended June 30,			Six months ended June 30,
Thousands of dollars	2003	2002	% Change	2003	2002	% Change
Magazines, Catalogs and Retail	$341,432	$353,185	(3.3%)	$703,967	$739,851	(4.9%)
Book Publishing Services	169,673	177,796	(4.6%)	322,739	332,466	(2.9%)
Telecommunications	146,319	157,357	(7.0%)	270,420	300,618	(10.0%)
Premedia Technologies	27,123	28,066	(3.4%)	54,394	57,803	(5.9%)

Donnelley Print Solutions	684,547	716,404	(4.4%)	1,351,520	1,430,738	(5.5%)

Logistics Services	214,764	176,590	21.6%	424,572	348,669	21.8%

Financial Services	125,204	144,592	(13.4%)	215,459	247,467	(12.9%)

RRD Direct	26,332	36,946	(28.7%)	55,478	70,924	(21.8%)
Other(1)	91,615	74,360	23.2%	169,249	144,744	16.9%

Total Other	117,947	111,306	6.0%	224,727	215,668	4.2%

Total	$1,142,462	$1,148,892	(0.6%)	$2,216,278	$2,242,542	(1.2%)

(1)	Includes International (Latin America, Europe and Asia) and Other.

NOTE 7. The company used corporate-owned life insurance (COLI) to fund employee benefits for several years. In 1996, the United States Health Care Reform Act was passed, eliminating the deduction for interest from loans borrowed against COLI programs. 1998 was the final year of the phase-out for deductions. In several recent federal court decisions involving different corporate taxpayers, the courts disallowed deductions for loans against those taxpayers’ COLI programs. In its audit of the company’s 1990 to 1992 tax returns, the Internal Revenue Service (IRS) disallowed the deductions taken by the company.

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. Based upon the 80% settlement, the company’s exposure for all years was approximately $217 million in taxes and interest, of which $62 million ($55 million after-tax) was paid prior to 2002. The company has paid approximately $150 million of the remaining liability to the IRS. The remaining amount owed is classified in the accompanying condensed consolidated balance sheet as current income taxes payable and other noncurrent liabilities.

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

NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands, except per share data	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Average shares outstanding—basic	113,122	113,064	113,118	112,995
Effect of dilutive securities	1,042	1,939	698	1,892

Average shares outstanding—diluted	114,164	115,003	113,816	114,887

Net income	$19,392	$23,777	$25,095	$46,436
Basic EPS	$0.17	$0.21	$0.22	$0.41
Diluted EPS	0.17	0.21	0.22	0.40

Options outstanding to purchase 16 million and 11 million shares of common stock at June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the company’s common shares. The range of exercise prices for these options was between $22.38 and $46.88 and $29.78 and $46.88 for the three months ended June 30, 2003 and 2002, respectively, and was between $21.09 and $46.88 and $28.44 and $46.88 for the six months ended June 30, 2003 and 2002, respectively. The number of common shares outstanding for both June 30, 2003 and 2002 was 113 million.

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

On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5.0% per annum and maturing on November 15, 2006. In conjunction with this issuance, the company entered into a series of pay-floating and pay-fixed interest rate swaps to take advantage of lower interest rates on floating rate debt. The pay-floating swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating to fixed swap agreements, effectively fixing the interest rates for the May 15, 2002, November 15, 2002, May 15, 2003 and November 17, 2003 interest rate resets on the original swaps. Pay-floating swaps effectively convert fixed rate obligations to variable rate instruments indexed to LIBOR. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the company’s interest rate swaps at June 30, 2003:

Thousands of dollars		Notional Principal(1)		Interest Rates		Fair Values
Effective Date	Maturity Date			Receive	Pay
November 14, 2001	November 15, 2006	$100,000	(4)	5.0%	LIBOR + 0.863%	$6,448	(2)
November 14, 2001	November 15, 2006	100,000	(4)	5.0%	LIBOR + 0.863%	6,448	(2)
May 15, 2003	November 17, 2003	100,000	(5)	LIBOR	1.590%	(206	)(3)
May 15, 2003	November 17, 2003	100,000	(5)	LIBOR	1.650%	(174	)(3)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.590%	(218	)(3)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.538%	(183	)(3)

(1)	The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of dollar principal exchanged at maturity, if applicable.
(2)	Swap is considered a fair value hedge. Accordingly, the fair value is recorded in “Other noncurrent assets” with offsets recorded in “Long-term debt.”
(3)	Swap does not qualify for hedge accounting. Accordingly, the change in the fair value of this agreement was recorded in “Interest expense” with offsets recorded in “Other accrued liabilities.”
(4)	Receive fixed-pay floating interest rate swap.
(5)	Receive floating-pay fixed interest rate swap.

The net effect of the various interest rate swaps was a reduction in interest expense of $1 million for each of the three months ended June 30, 2003 and 2002 and $2 million for each of the six months ended June 30, 2003 and 2002, respectively.

NOTE 10. The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. The company initiated various restructuring actions in 2003, 2002 and 2001, which consisted primarily of the consolidation of operations and workforce reductions.

During the second quarter of 2003, the company recognized a pretax restructuring and impairment charge of $5.3 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions: $1.8 million; Financial Services: $1.7 million; and Other: $1.8 million. The second quarter 2003 charges consisted of workforce reductions and continued consolidations at several of the company’s facilities. The second quarter 2003 pretax charge consisted of the following:

•	$2.1 million of employee termination benefits, including severance and outplacement services. The actions approved during the second quarter will result in the termination of 104 employees, 44 of whom were terminated in the second quarter. The remaining employees are expected to be terminated in the third quarter.

•	$0.7 million of exit costs to maintain closed facilities until the estimated dates of sale.

•	$2.0 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed as incurred.

•	$0.5 million for anticipated losses on the disposal of equipment, primarily in connection with plant consolidations within RRD Direct. The asset impairment loss recognized was based on the difference between the estimated selling prices of the assets to be sold and the related carrying values. Selling prices were estimated based on the company’s prior experience with comparable equipment disposals.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During the first quarter of 2003, the company recognized a pretax restructuring and impairment charge of $2.6 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions: $0.2 million; Financial Services: $0.6 million; Corporate: $1.1 million and Other: $0.7 million. The first quarter 2003 charges consisted of workforce reductions and continued consolidations at several of the company’s facilities. The first quarter 2003 pretax charge consisted of the following:

•	$1.2 million of employee termination benefits, including severance and outplacement services. The actions approved during the first quarter resulted in the termination of 110 employees, 57 of whom were terminated in the first quarter. The remaining employees were terminated in the second quarter.

•	A $1.1 million curtailment loss related to the company’s postretirement benefit plan. This charge was recorded in the Corporate segment. The recognized curtailment loss represents an increase in the accumulated postretirement benefit obligation and the recognition of prior service costs due to workforce reductions in 2002, subsequent to the September 30, 2002 measurement date for the postretirement benefit plan.

•	$0.4 million of income related to a reduction in the reserve for exit costs for projected lease payments, resulting from the company’s ability to sublease certain leased property.

•	$0.7 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed as incurred.

The following summarizes the restructuring activities from January 1, 2003 to June 30, 2003:

Thousands of dollars	Reserve balance at January 1, 2003	First quarter 2003 charges	Second quarter 2003 charges	Cash payments	Pension and postretirement benefits plan adjustment	Non-cash items	Reserve balance at June 30, 2003
Employee termination benefits	$14,475	$1,167	$2,057	$(5,862)	$(4,037)	$(163)	$7,637
Postretirement plan curtailment	—	1,152	—	—	(1,152)	—	—
Exit costs	5,532	(350)	749	(4,330)	—	—	1,601
Relocation costs	—	716	1,981	(2,697)	—	—	—
Asset impairment	—	(76)	487	(487)	—	76	—

Total	$20,007	$2,609	$5,274	$(13,376)	$(5,189)	$(87)	$9,238

Additional future charges related to the 2003 announced actions are expected to be approximately  $3 million.

In connection with the plans announced in 2002, the company has ceased print production at its Berea, Ohio facility, and all continuing customer work has been transferred to other company facilities. The Berea, Ohio facility was considered held for disposal as of June 30, 2003. Additional future charges related to all 2002 announced actions are expected to be approximately $1 million, which are anticipated to be recognized by the end of 2003, and relate primarily to employee and equipment relocation. Of a total of 1,798 planned employee terminations related to the 2002 plans, all have been completed.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In connection with restructuring plans announced in 2001, the company has ceased print production at its St. Petersburg and South Daytona, Florida, Des Moines, Iowa, Old Saybrook, Connecticut and Hamburg Gráfica Editora (Brazil) facilities, and all continuing customer work has been transferred to other company facilities. Additional charges related to the 2001 plans are expected to be minimal. Of a total of 2,850 planned employee terminations related to the 2001 plans, all have been completed. The St. Petersburg and South Daytona, Florida, Des Moines, Iowa and Old Saybrook, Connecticut facilities were considered held for disposal as of June 30, 2003. The Hamburg Gráfica Editora (Brazil) facility was sold in the second quarter of 2003 for $2 million in cash. The pretax gain on sale was approximately $1 million. As of June 30, 2003, a total of 4,802 terminations have been completed under the restructuring plans announced in 2001, 2002 and 2003.

The net book value of assets to be disposed of under the restructuring plans as of June 30, 2003 of $14 million relate primarily to the Donnelley Print Solutions segment. The assets are comprised primarily of land, plant facilities and related equipment. These assets have been reviewed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and reflect the estimated fair value, less costs to sell.

NOTE 11. Goodwill associated with each of the company’s business segments and changes in those amounts during the period were as follows:

Thousands of dollars	Net Book Value at January 1, 2003	Foreign Exchange/Other	Net Book Value at June 30, 2003
Donnelley Print Solutions	$80,552	$—	$80,552
Logistics Services	149,312	27	149,339
Financial Services	23,495	—	23,495
Other(1)	54,815	757	55,572

	$308,174	$784	$308,958

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

Other intangible assets primarily consist of the costs of acquiring print contracts and volume guarantees that are amortized as a reduction to net sales over the periods in which benefits will be realized.

Amortization expense for intangible assets subject to amortization was $8 million and $7 million for the three months ended June 30, 2003 and 2002, respectively, and $13 million and $14 million for the six months ended June 30, 2003 and 2002, respectively.

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

NOTE 13. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the six months ended June 30, 2003 and 2002 were exercisable at prices equal to the fair market value of the company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. Had compensation cost been determined using the fair value recognition provisions of SFAS No. 123 and related amendments, the company’s net income and basic and diluted earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Thousands of dollars, except per share data	2003	2002	2003	2002
Net income, as reported	$19,392	$23,777	$25,095	$46,436
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,509)	(2,528)	(5,131)	(5,138)

Pro forma net income	$16,883	$21,249	$19,964	$41,298

Earnings per share:
Basic—as reported	$0.17	$0.21	$0.22	$0.41
Basic—pro forma	0.15	0.19	0.18	0.37
Diluted—as reported	0.17	0.21	0.22	0.40
Diluted—pro forma	0.15	0.18	0.18	0.36

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, An Interpretation of APB No. 51.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIE) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The company is required to adopt FIN 46 in the third quarter of 2003 for arrangements entered into prior to January 31, 2003. The company’s risk of loss related to equity investments, including investments in affordable housing, is generally limited to the carrying value of these investments, which was approximately $120 million at June 30, 2003. The company is evaluating its investments to determine which investments, if any, would be impacted by the adoption of FIN 46.

As of December 31, 2002, the company adopted the disclosure requirement of SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of June 30, 2003, the company has elected not to change to the fair value based method of accounting for stock-based employee compensation. The company accounts for employee stock options under APB No. 25, under which the company did not recognize any compensation cost for the three or six months ended June 30, 2003 or 2002. See Note 13 to the condensed consolidated financial statements for the related disclosures required under SFAS No. 148.

In November 2002, the EITF reached a consensus on EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the right of return for the delivered item. EITF 00-21 is effective for revenue agreements entered into for fiscal periods beginning after June 15, 2003. The company is currently evaluating the impact of EITF 00-21 on its financial position, results of operations and cash flows.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. SFAS No. 150 does not have an impact on the company’s financial position, results of operations or cash flows.

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

Results of Operations

The following is a discussion of the results of operations for the second quarter and first six months of 2003 compared with the second quarter and first six months of 2002, and a discussion of the changes in financial condition during the first six months of 2003.

Beginning January 1, 2003, the company revised its segment reporting to reflect RR Donnelley Financial (Financial Services) as a separate business segment. The company’s Financial Services operations were previously reported within the Other business segment.

Items Affecting Comparability of the Second Quarter of 2003 with the Second Quarter of 2002

The following table summarizes significant items affecting comparability of the consolidated statements of income and segment operating results for the three months ended June 30, 2003 and 2002.

	Three Months Ended June 30
	2003			2002
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
	Dollars in thousands, except per-share data
As reported	$31,202	$19,392	$0.17	$37,064	$23,777	$0.21

Included in earnings from operations:
Restructuring and impairment charges	$(5,274)	$(3,164)	$(0.03)	$(16,025)	$(9,669)	$(0.08)
By-product revenues	10,848	6,509	0.06	10,344	6,206	0.05
Provision for litigation	—	—	—	(9,100)	(5,460)	(0.05)
Gain on sale of assets	519	354	—	—	—	—
Provision for doubtful accounts	(4,290)	(2,574)	(0.02)	(3,811)	(2,287)	(0.02)
Pension and postretirement benefit income	1,260	756	0.01	5,718	3,431	0.03

	3,063	1,881	0.02	(12,874)	(7,779)	(0.07)
Included in other income (expense):
Affordable housing amortization	(5,750)	(3,450)	(0.03)	(3,300)	(1,980)	(0.02)
Gain on sale of investment	—	—	—	6,350	6,350	0.06

Total items affecting comparability	$(2,687)	$(1,569)	$(0.01)	$(9,824)	$(3,409)	$(0.03)

Restructuring and impairment: Operating results for the second quarter of 2003 and 2002 were affected by the following restructuring and impairment items:

•	2003 included pretax restructuring and impairment charges of $5 million ($3 million after-tax, or $0.03 per diluted share). The 2003 pretax charge included costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Restructuring and impairment charges for 2003 by segment were as follows: Donnelley Print Solutions: $2 million; Financial Services: $1 million; and Other: $2 million.

•	2002 included pretax restructuring and impairment charges of $16 million ($10 million after-tax, or $0.08 per diluted share). The 2002 pretax charge included costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Restructuring and impairment charges for 2002 by segment were as follows: Donnelley Print Solutions: $14 million; Financial Services: $1 million and Other: $1 million.

By-product revenues: 2003 included pretax income of $11 million for by-product revenues compared with $10 million in 2002. By-product revenues are recorded as a reduction in our cost of materials, the majority of which relates to the Donnelley Print Solutions segment.

Provision for litigation: 2002 included a $9 million pretax provision for the settlement of certain litigation; see Note 4 to the condensed consolidated financial statements. The 2002 charge was included in the Corporate segment.

Gain on sale of assets: 2003 included a $1 million pretax gain from the sale of our Hamburg Gráfica Editora (Brazil) facility, included in the Other segment.

Provision for doubtful accounts: Each of 2003 and 2002 included a $4 million pretax provision for doubtful accounts.

Pension and postretirement benefit income: 2003 included pretax income of $1 million compared with $6 million in 2002. The decline between years is primarily a result of changes in our assumptions for expected returns on plan assets and our discount rate.

Affordable housing write-downs: 2003 included a pretax charge of $6 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $3 million in 2002. The write-downs reflect anticipated declines in the underlying estimated fair value of our affordable housing investments and were included in the Corporate segment.

Gain on sale of investment: 2002 included a $6 million pretax gain from the collection of a note receivable that had been previously reserved for in connection with the sale of our investment in Modus Media International (MMI) in 1999 and which was included in the Corporate segment.

Consolidated Results—Second Quarter 2003 Compared with Second Quarter 2002

Net sales for the second quarter of 2003 decreased $6 million, or 0.6%, to $1,142 million compared with $1,149 million in the second quarter of 2002, driven by the declines in net sales of our Donnelley Print Solutions segment and our Financial Services segment, partially offset by increased net sales within our Logistics Services segment and International. Net sales of our Logistics Services segment were up 21.6% between years, which included a 30.3% increase in net sales for the package logistics business and a 9.9% increase in net sales from print logistics. An acquisition contributed an incremental $15 million in net sales for Logistics Services between years.

For our print-related businesses, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. The value of customer-furnished paper is not reflected in our financial results. For our Logistics Services segment, value-added revenue represents net sales less the cost of transportation and postage. By measuring value-added revenue, we eliminate the effects of material prices, and transportation and postage costs, as well as mix issues related to customer-furnished versus Donnelley-furnished paper. Management, therefore, views value-added revenue as a better performance measure of its own value-added products and services. Other companies may use a measure which is calculated in a similar manner, but which may not be comparable.

Consolidated value-added revenue decreased $4 million, or 0.6%, to $678 million compared with $682 million in the second quarter of 2002, primarily driven by the declines in value-added revenue of Donnelley Print Solutions and Financial Services, partially offset by an increase at Logistics Services. Value-added revenue of Logistics Services increased 44.0% between years, due to increases in value-added revenue for both print and package logistics. An acquisition contributed an incremental $13 million in value-added revenue for Logistics Services between years.

Value-added revenue is also affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During the second quarter of 2003, we recognized a reduction in cost of materials of $11 million from by-product revenues, compared with a reduction of $10 million a year ago.

Gross profit as a percentage of net sales was 16.5% in the second quarter of 2003 compared with 16.9% in the second quarter of 2002. The decline in gross profit margin between years reflected lower margins across all business segments with the exception of the Other segment, which included higher gross profit margins in Europe. Second quarter gross profit margin for Donnelley Print Solutions declined between years, driven primarily by lower prices particularly within the Magazines, Catalogs, and Retail markets, partially offset by the impact of restructuring savings and productivity initiatives and higher by-product revenues. Financial Services’ second quarter gross profit margin declined between years primarily due to lower global capital markets activity, partially offset by cost reduction initiatives. The decline in second quarter gross profit margin for Logistics Services was driven by lower margins in package logistics. Gross profit margin was favorably impacted between years by a nonrecurring provision of $9 million in the second quarter of 2002 for litigation costs recorded in the Corporate segment.

Selling and administrative expenses decreased $1 million, or 0.9%, to $136 million compared with $137 million in the second quarter of 2002. Selling and administrative expenses as a percentage of net sales was 11.9% for both the second quarter of 2003 and 2002.

Net interest expense decreased 30.3% to $12 million in the second quarter of 2003, compared with $17 million in the second quarter of 2002, primarily due to lower effective interest rates on outstanding debt and lower average outstanding debt levels. Other expense, net, in the second quarter of 2003 was $4 million compared with other income, net, of $13 million in the second quarter of 2002. Second quarter 2003 other expense, net, included lower foreign currency transaction gains ($2 million); higher affordable housing amortization ($2 million); a nonrecurring gain in 2002 from the collection of a previously reserved note receivable ($6 million), and lower miscellaneous income ($7 million).

Earnings before income taxes in the second quarter of 2003 were $31 million compared with $37 million in 2002. Earnings before income taxes included $5 million and $16 million in restructuring and impairment charges for the three months ended June 30, 2003 and 2002, respectively. Net income was $19 million, down $5 million from $24 million in 2002. The effective tax rate for the second quarter of 2003 was 37.9% compared with 35.8% in 2002. The 2003 effective tax rate is higher than 2002 primarily due to the settlement with the IRS surrounding the COLI program; see Note 7 to the condensed consolidated financial statements. Diluted earnings per share of $0.17 decreased $0.04 from $0.21 in 2002.

Operating Results by Business Segment—Second Quarter 2003 Compared with Second Quarter 2002

As discussed more fully in Note 6 to the condensed consolidated financial statements, we have three reportable segments: Donnelley Print Solutions, Logistics Services and Financial Services.

Operating results by business segment in the second quarter of 2003 compared with the second quarter of 2002 are as follows:

Three Months Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2003	2002	% Change	2003	2002	% Change
Magazines, Catalogs and Retail	$341,432	$353,185	(3.3%)	$217,294	$222,604	(2.4%)
Book Publishing Services	169,673	177,796	(4.6%)	123,213	128,986	(4.5%)
Telecommunications	146,319	157,357	(7.0%)	80,696	78,973	2.2%
Premedia Technologies	27,123	28,066	(3.4%)	27,122	28,066	(3.4%)

Donnelley Print Solutions	684,547	716,404	(4.4%)	448,325	458,629	(2.2%)

Logistics Services	214,764	176,590	21.6%	60,586	42,085	44.0%

Financial Services	125,204	144,592	(13.4%)	105,187	123,086	(14.5%)

RRD Direct	26,332	36,946	(28.7%)	16,442	21,911	(25.0%)
Other(1)	91,615	74,360	23.2%	46,976	35,904	30.8%

Total Other	117,947	111,306	6.0%	63,418	57,815	9.7%

Total	$1,142,462	$1,148,892	(0.6%)	$677,516	$681,615	(0.6%)

Cost of materials and transportation	464,946	467,277

Value-added revenue	$677,516	$681,615

(1)	Includes International (Latin America, Europe and Asia) and Other.

Donnelley Print Solutions

The following table summarizes significant items affecting comparability within the Donnelley Print Solutions segment:

	Three Months Ended June 30
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$50,104	$51,693

Included in earnings from operations:
Restructuring and impairment charges	$(1,792)	$(14,032)
By-product revenues	9,465	8,893

Total items affecting comparability	$7,673	$(5,139)

Net sales for the Donnelley Print Solutions segment decreased $32 million in the second quarter of 2003, or 4.4%, from a year ago. The economic slowdown since 2000 has generated excess industry capacity from reduced volume levels and higher customer bankruptcies resulting in increased competition and pricing pressures. Second quarter 2003 net sales for Magazines, Catalogs and Retail decreased 3.3% between years, which reflected primarily price deterioration and a mix shift to lower-priced per unit work, partially offset by higher catalog and retail volumes. Pricing pressures continue to impact the industry and have resulted in lower contract prices that continue to cycle through. The net sales decline between years in Premedia Technologies was driven by these same factors. Book Publishing Services’ second quarter net sales decreased 4.6% between years primarily due to timing shifts within the education market to the third quarter and lower volumes within the religious and professional markets, partially offset by timing shifts in the consumer and specialty markets. Second quarter 2003 net sales for Telecommunications were down 7.0% between years primarily due to lower average prices and higher customer-furnished paper, partially offset by higher volumes due to timing shifts from the first and third quarters .

Second quarter value-added revenue for the Donnelley Print Solutions segment decreased $10 million, or 2.2%, from a year ago due to the sales declines noted above partially offset by higher by-product revenues and improved material yield. Value-added revenue for Telecommunications increased 2.2% between years primarily because of the higher volumes which more than offset the price decreases noted above. This increase occurred despite a 7.0% decline in net sales, because the decline in net sales due to more customer-furnished paper had no significant impact on value-added revenue.

Second quarter earnings from operations for the Donnelley Print Solutions segment increased $2 million, or 4.6%, to $49 million in 2003. Earnings from operations for the three months ended June 30, 2003 and 2002 included $2 million and $14 million in restructuring and impairment charges, respectively. Net sales continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail resulting in lower net unit prices. The portion of the net sales decline driven by the mix shift to lower-priced per unit work did not significantly impact overall profitability due to lower manufacturing costs per unit for this mix of work. The impact of our productivity initiatives, as well as savings from actions we have taken to restructure our operations, have partially offset the effects of price erosion on earnings from operations.

Logistics Services

The following table summarizes significant items affecting comparability within the Logistics Services segment:

	Three Months Ended June 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(161)	$2,033

Included in earnings from operations:
Restructuring and impairment (charges) income	$45	$(98)
Acquisitions	(1,784)	—

Total items affecting comparability	$(1,739)	$(98)

Net sales for the Logistics Services segment increased $38 million, or 21.6%, from a year ago. Second quarter net sales for the package logistics business were up 30.3% between years. The acquisition of Momentum Logistics, Inc. (MLI) in March 2003 contributed an incremental $15 million in net sales for package logistics between years. Excluding the acquisition of MLI, net sales of package logistics rose 17.2% between years, which included a mix change toward lighter weight, lower-priced packages, and postal rate increases, which were passed through to customers. Second quarter net sales for the print logistics business were up 9.9% between years, driven by increased volumes from third parties for which we do not provide printing services.

Second quarter value-added revenue for the Logistics Services segment increased $19 million, or 44.0%, compared with a 21.6% increase in net sales. Value-added revenue for package logistics increased 67.8% between years. The acquisition of MLI contributed an incremental $13 million in value-added revenue for package logistics between years. Excluding the acquisition of MLI, value-added revenue for package logistics rose 12.9% between years. The change from 2002 was driven by volume increases and higher postage discounts due to deeper penetration of the postal system, which were partially offset by higher per unit transportation costs due to transportation rate increases and higher fuel costs. Value-added revenue for print logistics was up 11.3% between years, due to the volume increases noted above.

Second quarter 2003 earnings from operations declined $2 million from 2002. The decline between years was driven by start-up costs associated with a new facility in the Northeast, a loss from the newly acquired MLI and increased costs in package logistics due to mix and timing issues.

Financial Services

The following table summarizes significant items affecting comparability within the Financial Services segment:

	Three Months Ended June 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$8,864	$12,686

Included in earnings from operations:
Restructuring and impairment charges	$(1,680)	$(712)
By-product revenues	428	379

Total items affecting comparability	$(1,252)	$(333)

Net sales for the Financial Services segment decreased $19 million, or 13.4%, from a year ago. Financial Services’ net sales are comprised primarily of capital markets and customized communications solutions. Second quarter 2003 capital markets net sales decreased 19.3% between years, driven by the slowed global capital markets activity, particularly domestic capital markets. Declines in net sales from domestic capital markets transactions (e.g., S-filings, including initial public offerings, secondary offerings and mergers and acquisitions) caused by the slowed economy more than offset increased net sales from compliance filings (e.g., SEC periodic reports and annual meeting proxy statements). Second quarter 2003 net sales from customized communications solutions decreased 1.2% between years, due to declines from investor communications (e.g., prospectuses, Form N, annual and quarterly mutual funds statements), which reflected contraction in the mutual fund market.

Second quarter value-added revenue for the Financial Services segment decreased $18 million, or 14.5%, between years based on the decline in net sales. The percentage decrease in value-added revenue was higher than the decrease in net sales due to a mix shift toward more compliance work.

Second quarter 2003 earnings from operations in the Financial Services Segment were $9 million, a decline from $12 million for the year ago period. Declining operating margins in the second quarter of 2003 reflect the lower level of capital markets activity between years, because of the disproportionately higher margins that capital markets work generates. Second quarter 2003 earnings from operations were negatively impacted by lower volumes, higher restructuring and impairment charges ($1 million) and higher subcontracted expense to accommodate customer scheduling during peak times. These additional costs were partially offset by savings from productivity initiatives, as well as prior restructuring actions which included the closing of several print facilities and service centers, and related workforce reductions.

Other and Corporate

The following table summarizes significant items affecting comparability within the Other and Corporate segments:

	Three Months Ended June 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(27,605)	$(29,348)

Included in earnings from operations:
Restructuring and impairment charges	$(1,847)	$(1,183)
By-product revenues	955	1,073
Gain on sale of assets	508	—
Provision for doubtful accounts	(4,178)	(3,919)
Provision for litigation	—	(9,100)
Pension and postretirement benefit income(1)	15,855	21,021

	11,293	7,892
Included in other income (expense):
Affordable housing amortization	(5,750)	(3,300)
Gain on sale of investment	—	6,350

	(5,750)	3,050

Total items affecting comparability	$5,543	$10,942

(1)	Excludes service costs, which is recorded primarily in Donnelley Print Solutions, Logistics Services and Financial Services.

Net sales for RRD Direct were down $11 million, or 28.7%, between years, primarily due to lower volumes, partially offset by higher prices. Second quarter net sales for International were up 23.2% between years, driven by volume growth and favorable foreign currency exchange in Europe, and volume growth in Asia, partially offset by a decline in Latin America.

Second quarter value-added revenue for RRD Direct decreased $5 million, or 25.0%, between years, due to the volume declines described above. Value-added revenue for International was up $12 million between years, due to increases in Asia and Europe, partially offset by a decline in Latin America.

The loss from operations for the Other business segment was $10 million for the second quarter of both 2003 and 2002. RRD Direct’s loss from operations increased between years, driven by higher restructuring and impairment charges and the sales declines described above. The loss from operations for International in the second quarter of 2003 was lower than the prior year, primarily due to the improved performance in Europe.

The loss from operations for the Corporate segment was $1 million in the second quarter of 2003 compared with a loss of $11 million in the second quarter of 2002. The $10 million improvement in operating earnings between years was driven by a lower provision for litigation ($9 million), lower management incentive compensation and gainsharing ($1 million), lower LIFO inventory provision ($1 million) and lower miscellaneous expense ($4 million), partially offset by lower benefit plan earnings ($5 million).

Expense Comparison

A summary analysis of expenses is presented below:

Second Quarter Ended June 30

Thousands of dollars	2003	% of Sales	2002	% of Sales	% Change
Cost of materials	$309,894	27.1%	$331,529	28.9%	(6.5%)
Cost of transportation	155,052	13.6%	135,748	11.8%	14.2%
Cost of manufacturing*	422,046	36.9%	416,285	36.2%	1.4%
Depreciation	69,060	6.0%	73,691	6.4%	(6.3%)
Amortization	13,250	1.2%	10,740	0.9%	23.4%
Selling and administrative expenses*	133,613	11.7%	134,024	11.7%	(0.3%)
Restructuring and impairment charges	5,274	0.5%	16,025	1.4%	(67.1%)
Net interest expense	12,055	1.1%	17,293	1.5%	(30.3%)

*Excludes	depreciation and amortization, which are shown separately.

Items Affecting Comparability of the First Six Months of 2003 with the First Six Months of 2002

The following table summarizes significant items affecting comparability of the consolidated statements of income and segment operating results for the first six months of 2003 and 2002.

	Six Months Ended June 30
	2003			2002
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
	Dollars in thousands, except per-share data
As reported	$40,476	$25,095	$0.22	$25,411	$46,436	$0.40

Included in earnings from operations:
Restructuring and impairment charges	$(7,883)	$(4,730)	$(0.04)	$(42,717)	$(26,485)	$(0.23)
By-product revenues	21,810	13,086	0.11	19,058	11,435	0.10
Gain on sale of assets	2,464	1,522	0.01	—	—	—
Insurance recovery related to 9/11	2,047	1,228	0.01	—	—	—
Provision for doubtful accounts	(14,218)	(8,531)	(0.07)	(6,770)	(4,062)	(0.03)
Provision for litigation	—	—	—	(9,100)	(5,460)	(0.05)
Pension and postretirement benefit income	2,520	1,512	0.01	11,436	6,862	0.06

	6,740	4,087	0.03	(28,093)	(17,710)	(0.15)
Included in other income (expense):
Affordable housing amortization	(9,750)	(5,850)	(0.05)	(6,000)	(3,600)	(0.03)
Gain on sale of investment	—	—	—	6,350	6,350	0.06
COLI-related expenses upon policy surrender	—	—	—	(4,883)	(2,930)	(0.03)

Included in tax benefit (provision):
Reversal of excess COLI tax reserves	—	—	—	—	30,000	0.26

	(9,750)	(5,850)	(0.05)	(4,533)	29,820	0.26

Total items affecting comparability	$(3,010)	$(1,763)	$(0.02)	$(32,626)	$12,110	$0.11

Restructuring and impairment: Operating results for the six months ended June 30, 2003 and 2002 were affected by the following restructuring and impairment items:

•	2003 included pretax restructuring and impairment charges of $8 million ($5 million after-tax, or $0.04 per diluted share). The 2003 pretax charge included a $1 million curtailment loss on our postretirement benefit plans, costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Restructuring and impairment charges for 2003 by segment were as follows: Donnelley Print Solutions: $2 million; Financial Services: $2 million; Corporate: $1 million and Other: $3 million.

•	2002 included pretax restructuring and impairment charges of $43 million ($26 million after-tax, or $0.23 per diluted share). The 2002 pretax charge included $15 million to close our Berea, Ohio facility as well as additional workforce reductions at several other facilities. Restructuring and impairment charges for 2002 by segment were as follows: Donnelley Print Solutions: $37 million; Financial Services: $1 million; Corporate: $2 million and Other: $3 million.

By-product revenues: 2003 included pretax income of $22 million for by-product revenues compared with $19 million in 2002. By-product revenues are recorded as a reduction in our cost of materials, the majority of which relates to the Donnelley Print Solutions segment.

Gain on sale of assets: 2003 included a $2 million pretax gain from the sale of our Casa Grande, Arizona manufacturing facility, included in the Donnelley Print Solutions segment and a $1 million gain from the sale of our Hamburg Gráfica Editora (Brazil) facility, included in the Other segment.

Insurance recovery related to 9/11: 2003 included a $2 million pretax gain from the collection of insurance proceeds from claims related to September 11th, included in the Financial Services segment.

Provision for doubtful accounts: 2003 included a $14 million pretax provision for bad debt compared with a $7 million provision in 2002. The increase between years was driven by the bankruptcy filing of a major domestic catalog customer and a financially insolvent directory publishing customer in Latin America.

Provision for litigation: 2002 included a $9 million pretax provision for the settlement of certain litigation; see Note 4 to the condensed consolidated financial statements. The 2002 charge was included in the Corporate segment.

Pension and postretirement benefit income: 2003 included pretax income of $3 million compared with $11 million in 2002. The decline between years is primarily a result of changes in our assumptions for expected returns on plan assets and our discount rate.

Affordable housing write-downs: 2003 included a pretax charge of $10 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $6 million in 2002. The write-downs reflected declines in the underlying estimated fair value of our affordable housing investments and were included in the Corporate segment.

Gain on sale of investment: 2002 included a $6 million pretax gain from the collection of a note receivable that had been previously reserved for in connection with the sale of our investment in MMI in 1999 and which was included in the Corporate segment.

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

Consolidated Results—Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net sales for the first six months of 2003 decreased $26 million, or 1.2%, to $2,216 million compared with $2,243 million in the first six months of 2002, driven by the decline in net sales of our Donnelley Print Solutions segment of 5.5% and of our Financial Services segment of 12.9%, partially offset by increased net sales within Logistics Services. Net sales of our Logistics Services segment were up 21.8% between years, which included a 31.1% increase in net sales for the package logistics business and an 8.4% increase in net sales from print logistics. An acquisition contributed an incremental $19 million in net sales for Logistics Services between years.

Consolidated value-added revenue decreased $18 million, or 1.3%, to $1,296 million compared with $1,313 million in the first six months of 2002, primarily driven by the decline in value-added revenue of Donnelley Print Solutions and Financial Services, partially offset by increases at Logistics Services. Donnelley Print Solutions’ percentage decline in value-added revenue of 2.8% was less than the decline in net sales, primarily due to higher customer-furnished paper in 2003. Value-added revenue of our Financial Services segment declined 14.1% between years, primarily due to a decline in global capital markets activity and lower volumes from customized communications solutions. Value-added revenue of our Logistics Services segment increased 30.3% between years, primarily due to a 46.3% increase in value-added revenue for package logistics. An acquisition contributed an incremental $17 million in value-added revenue for Logistics Services between years.

Value-added revenue is also affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During the first six months of 2003, we recognized a reduction in cost of materials of $22 million from by-product revenues, compared with a reduction of $19 million a year ago.

Gross profit as a percentage of net sales was 16.1% in the first six months of 2003 and 2002. Donnelley Print Solutions’ gross profit margin was affected positively in the first six months of 2003 by the impact of restructuring savings and productivity initiatives, higher by-product revenues and a $2 million gain on sale of a closed facility, which offset the impact of average price declines. Despite lower net sales between years, Financial Services’ gross profit margin increased for the first six months of 2003, as a result of cost reduction initiatives, restructuring savings and a $2 million gain from an insurance settlement related to September 11th. Logistics Services’ gross profit margin decreased between years, primarily due to start-up costs associated with a new facility in the Northeast and a product mix shift to lower weight packages, as well as the acquisition of MLI. Excluding the impact of MLI, gross profit as a percent of sales in Logistics Services was relatively flat compared to 2002.

Selling and administrative expenses increased $7 million, or 2.6%, to $274 million compared with $267 million in the first six months of 2002. This increase was driven by an additional $7 million provision for doubtful accounts, of which $5 million related to a 2003 bankruptcy filing by a major domestic catalog customer, and $2 million to a financially insolvent directory publishing customer in Latin America. Selling and administrative expenses as a percentage of net sales was 12.4% in the first six months of 2003 compared with 11.9% in the first six months of 2002.

Net interest expense decreased 24.4% to $25 million in the first six months of 2003, compared with $33 million in the first six months of 2002, primarily due to lower effective interest rates on outstanding debt and lower average outstanding debt levels. Other expense, net, in the first six months of 2003 was $9 million compared with other income, net, of $6 million in the first six months of 2002. First six months 2003 other expense, net, included higher affordable housing amortization ($4 million), lower income from gain on sale of investment ($6 million) and lower miscellaneous income ($10 million), partially offset by lower COLI expenses ($5 million).

On April 1, 2002, we reached a settlement agreement with the IRS regarding our deductions for interest on loans borrowed against COLI programs; see Note 7 to the condensed consolidated financial statements for additional information. We had previously established reserves for the COLI-related exposure, and as the settlement was less than the established reserves, we recorded a one-time tax benefit ($30 million after-tax; $0.26 per diluted share) during the first quarter of 2002.

Earnings before income taxes in the first six months of 2003 were $40 million compared with earnings of $25 million in 2002. Earnings before income taxes included $8 million and $43 million in restructuring and impairment charges for the six months ended June 30, 2003 and 2002, respectively. Net income was $25 million, down $21 million from $46 million in 2002. 2002 included a one-time tax benefit ($30 million after-tax; $0.26 per diluted share) for the reversal of COLI-related tax reserves. The effective tax rate for the first six months of 2003 was 38.0% compared with 35.3% in 2002, excluding the one-time tax benefit described above. The 2003 effective tax rate is higher than 2002 primarily due to the settlement with the IRS surrounding the COLI program. Diluted earnings per share of $0.22 decreased $0.18 from $0.40 in 2002.

Operating Results by Business Segment—First Six Months of 2003 Compared with First Six Months of 2002.

Operating results by business segment for the six months ended June 30, 2003 compared with the six months ended June 30, 2002 are as follows:

Six Months Ended June 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2003	2002	% Change	2003	2002	% Change
Magazines, Catalogs and Retail	$703,967	$739,851	(4.9%)	$446,877	$464,158	(3.7%)
Book Publishing Services	322,739	332,466	(2.9%)	234,074	240,521	(2.7%)
Telecommunications	270,420	300,618	(10.0%)	144,953	143,080	1.3%
Premedia Technologies	54,394	57,803	(5.9%)	54,394	57,803	(5.9%)

Donnelley Print Solutions	1,351,520	1,430,738	(5.5%)	880,298	905,562	(2.8%)

Logistics Services	424,572	348,669	21.8%	112,142	86,069	30.3%

Financial Services	215,459	247,467	(12.9%)	180,464	210,047	(14.1%)

RRD Direct	55,478	70,924	(21.8%)	34,224	40,735	(16.0%)
Other(1)	169,249	144,744	16.9%	88,457	70,747	25.0%

Total Other	224,727	215,668	4.2%	122,681	111,482	10.0%

Total	$2,216,278	$2,242,542	(1.2%)	$1,295,585	$1,313,160	(1.3%)

Cost of materials and transportation	920,693	929,382

Value-added revenue	$1,295,585	$1,313,160

(1)	Includes International (Latin America, Europe and Asia) and Other.

Donnelley Print Solutions

The following table summarizes significant items affecting comparability within the Donnelley Print Solutions segment:

	Six Months Ended June 30
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$95,811	$78,802

Included in earnings from operations:
Restructuring and impairment charges	$(1,960)	$(37,155)
By-product revenues	18,967	16,380
Gain on sale of assets	1,810	—

Total items affecting comparability	$18,817	$(20,775)

Net sales for the Donnelley Print Solutions segment decreased $79 million in the first six months of 2003, or 5.5%, from a year ago. First six months of 2003 net sales for Magazines, Catalogs and Retail decreased 4.9% between years, which primarily reflected price deterioration and a mix shift to lower- priced per unit work, partially offset by higher volume. Pricing pressures continue to impact the industry and have resulted in lower contract prices that continue to cycle through. The net sales decline between years in Premedia Technologies was driven by these same factors. Book Publishing Services’ first six months net sales decreased 2.9% between years primarily due to timing shifts in the educational market and lower average prices. First six months of 2003 net sales for Telecommunications were down 10.0% between years primarily due to more customer-furnished paper, and lower average prices, partially offset by higher volume due to timing shifts from the second half of 2003.

First six months value-added revenue for the Donnelley Print Solutions segment decreased $25 million, or 2.8%, from a year ago due to the sales declines noted above, partially offset by higher by-product revenues and improved material yield. Value-added revenue for Telecommunications increased 1.3% between years because of higher volume from timing shifts, as noted above, and favorable foreign exchange on U.K. directory work that more than offset price declines. This occurred despite a 10.0% decline in net sales, because the portion of the decline in net sales due to more customer-furnished paper had no significant impact on value-added revenue.

First six months earnings from operations for the Donnelley Print Solutions segment increased $24 million, or 33.5%, to $95 million in 2003. Earnings from operations for the six months ended June 30, 2002 included $37 million in restructuring and impairment charges compared with $2 million in 2003. Earnings from operations for the six months ended June 30, 2003 included a $2 million gain on the sale of a closed facility in Casa Grande, Arizona. Net sales continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. The portion of the net sales decline driven by the mix shift to lower-priced per unit work did not significantly impact overall profitability due to lower manufacturing costs per unit for this mix of work. The impact of our productivity initiatives, as well as savings from actions we have taken to restructure our operations, have partially offset the effects of price erosion on earnings from operations.

Logistics Services

The following table summarizes significant items affecting comparability within the Logistics Services segment:

	Six Months Ended June 30
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$3,356	$5,014

Included in earnings from operations:
Restructuring and impairment (charges) income	$45	$(122)
Acquisitions	(2,055)	—

Total items affecting comparability	$(2,010)	$(122)

Net sales for the Logistics Services segment increased $76 million, or 21.8%, from a year ago. First six months net sales for the package logistics business were up 31.1% between years. The acquisition of Momentum Logistics, Inc. (MLI) in March 2003 contributed an incremental $19 million in net sales for package logistics between years. Excluding the acquisition of MLI, net sales of package logistics rose 22.1% between years, which included a mix change toward lighter weight, lower priced packages, and postal rate increases, which were passed through to customers. First six months net sales for the print logistics business were up 8.4% between years, driven by increased volumes from third parties for which we do not provide printing services.

First six months value-added revenue for the Logistics Services segment increased $26 million, or 30.3%, compared with a 21.8% increase in net sales. Value-added revenue for package logistics increased 46.3% between years. The acquisition of MLI contributed an incremental $17 million in value-added revenue for package logistics between years. Excluding the acquisition of MLI, value-added revenue for package logistics rose 13.4% between years. The change from 2002 was driven by volume increases and higher postage discounts due to deeper penetration of the postal system, which were partially offset by higher per unit transportation costs due to transportation price increases and higher fuel costs. Value-added revenue for print logistics was up 7.6% between years, due to the volume increases noted above.

First six months 2003 earnings from operations were $3 million, a decrease of 31.1% from 2002. The decline between years was driven by start-up costs associated with a new facility in the Northeast, a loss from MLI and higher transportation and processing costs partially offset by higher volumes within print and package logistics.

Financial Services

The following table summarizes significant items affecting comparability within the Financial Services segment:

	Six Months Ended June 30
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$2,342	$612

Included in earnings from operations:
Restructuring and impairment charges	$(2,253)	$(732)
By-product revenues	660	713
Insurance recovery related to 9/11	2,047	—

Total items affecting comparability	$454	$(19)

Net sales for the Financial Services segment decreased $32 million, or 12.9%, from a year ago. First six months 2003 capital markets net sales decreased 18.9% between years, driven by the slowed global capital markets activity, particularly domestic capital markets. Declines in net sales from domestic capital markets transactions (e.g., S-filings, including initial public offerings, secondary offerings and mergers and acquisitions) caused by the slowed economy more than offset increased net sales from compliance filings (e.g., SEC periodic reports and annual meeting proxy statements). First six months 2003 net sales from customized communications solutions decreased 7.1% between years, due to declines from investor communications (e.g., prospectuses, Form N, annual and quarterly mutual funds statements), which reflected contraction in the mutual fund market and one large non-recurring deal in 2002.

First six months value-added revenue for the Financial Services segment decreased $30 million, or 14.1%, between years consistent with the decline in net sales. The percentage decrease in value-added revenue was higher than the decrease in net sales due to a mix shift toward more compliance and customized communications solutions work.

First six months 2003 earnings from operations was $3 million, an improvement from $0.2 million for the year ago period. Included in the 2003 first six months earnings from operations was a $2 million gain on an insurance recovery related to September 11th that reduced cost of sales, partially offset by higher restructuring and impairment charges ($1 million). Improved operating margins in the first six months of 2003 also reflect savings from productivity initiatives, as well as prior restructuring actions which included the closing of several print facilities and service centers, and related workforce reductions. First six months 2003 operating margins were negatively impacted by the lower level of capital markets activity between years, because of the disproportionately higher margins that capital markets work generates, and higher subcontracted expense to accommodate customer scheduling during peak times.

Other and Corporate

The following table summarizes significant items affecting comparability within the Other and Corporate segments:

	Six Months Ended June 30
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$61,033	$59,017

Included in earnings from operations:
Restructuring and impairment charges	$(3,715)	$(4,708)
By-product revenues	2,183	1,965
Gain on sale of assets	830	—
Provision for litigation	—	(9,100)
Provision for doubtful accounts	(14,144)	(7,142)
Pension and postretirement benefit income(1)	31,710	42,042

	16,864	23,057
Included in other income (expense):
Affordable housing amortization	(9,750)	(6,000)
Gain on sale of investment	—	6,350
COLI-related expenses upon policy surrender	—	(4,883)

	(9,750)	(4,533)

Total items affecting comparability	$7,114	$18,524

(1)	Excludes service costs, which is recorded primarily in Donnelley Print Solutions, Logistics Services and Financial Services.

Net sales for RRD Direct were down 21.8% between years, primarily due to lower volumes. First six months net sales for International were up 16.9% between years, driven by volume growth in Europe, as well as favorable foreign exchange, and volume growth in Asia, partially offset by declines in Latin America.

First six months value-added revenue for RRD Direct decreased $7 million or 16.0%, compared with a 21.8% decline in net sales, driven by higher customer-furnished paper in 2003. Value-added revenue for International was up $18 million between years, due to increases in Asia and Europe, offset by a decline in Latin America.

The loss from operations for the Other business segment was $19 million for the first six months of 2003, compared with a loss of $24 million for the year ago period. $1 million of the $5 million improvement is related to lower restructuring and impairment charges. RRD Direct’s loss from operations was flat compared to the previous year. The loss from operations for International in the first six months of 2003 benefited from improved volumes and foreign currency in Europe and improved volumes in Asia, partially offset by a higher provision for doubtful accounts in Latin America  ($2 million).

The loss from operations for the Corporate segment was $8 million in the first six months of 2003 compared with $0.1 million in the first six months of 2002. The $8 million decrease in operating earnings between years was driven by an additional provision for doubtful accounts ($5 million), lower benefit plan earnings ($10 million), higher management incentive compensation and gainsharing ($1 million)

and higher unallocated corporate administrative and other expenses ($1 million), partially offset by a 2002 provision for litigation ($9 million) (see Note 4 to the condensed consolidated financial statements).

Expense Comparison

A summary analysis of expenses is presented below:

Six Months Ended June 30

Thousands of dollars	2003	% of Sales	2002	% of Sales	% Change
Cost of materials	$606,878	27.4%	$665,434	29.7%	(8.8%)
Cost of transportation	313,815	14.2%	263,948	11.8%	18.9%
Cost of manufacturing*	805,598	36.3%	810,269	36.1%	(0.6%)
Depreciation	137,296	6.2%	145,811	6.5%	(5.8%)
Amortization	22,288	1.0%	20,487	0.9%	8.8%
Selling and administrative expenses*	270,362	12.2%	261,901	11.7%	3.2%
Restructuring and impairment charges	7,883	0.4%	42,717	1.9%	(81.5%)
Net interest expense	24,763	1.1%	32,746	1.5%	(24.4%)

*Excludes	depreciation and amortization, which are shown separately.

Restructuring and Impairment:     The following discussion should be read in conjunction with Note 4, “Restructuring and Impairment,” in the 2002 Annual Report on Form 10-K, and Note 10 to the condensed consolidated financial statements.

During the first six months of 2003, we recorded pretax restructuring and impairment charges of $8 million ($5 million after-tax, or $0.04 per diluted share). The total pretax restructuring and impairment charges by business segment were: Donnelley Print Solutions: $2 million; Financial Services: $2 million; Other: $3 million; and Corporate: $1 million. Restructuring charges include employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions and employee and asset relocation costs.

During the first six months of 2002, we recorded pretax restructuring and impairment charges of $43 million ($26 million after-tax, or $0.23 per diluted share). The total pretax restructuring and impairment charges related to restructuring actions announced during 2002 by business segment were: Donnelley Print Solutions: $37 million; Financial Services: $1 million; Other: $3 million; and Corporate: $2 million.

We regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. In March 2001, we announced a $300 million upgrade in our print platform, approximately one-third of which related to restructuring costs. This upgrade program includes the purchase of seven new presses and two binding lines, of which six presses and two binding lines were placed into service as of June 30, 2003. As of June 30, 2003, cumulative capital expenditures related to this upgrade program were $207 million, $28 million of which occurred during the first six months of 2003. We expect to spend an additional $15 million in 2003 to complete the program.

As part of our efforts to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. During the first quarter of 2002, we announced the closure of our Berea, Ohio manufacturing facility. We completed the closures of the Berea, Ohio plant, and the Des Moines, Iowa and Old Saybrook, Connecticut plants, which were announced in 2001, during the second quarter of 2002. All continuing customer work produced at these facilities was transferred to other company facilities once necessary expansions to accommodate the work were complete. The net book value of assets held for disposal at June 30, 2003 was $14 million, related primarily to the Donnelley Print Solutions segment.

As we complete our upgrade program and fully transition continuing customer work from closed facilities, we expect to improve the overall performance of our print platform. This will include improvements in cycle times and reduced waste through the addition of faster, more efficient equipment to our networked platform and greater economies of scale.

The two largest plant closures announced in 2001 (Old Saybrook, Connecticut and Des Moines, Iowa) did not cease operations until the end of the second quarter of 2002. Accordingly, the first half of 2003 reflects the benefits as a result of these plant closures as compared to the first half of 2002. Additionally, other restructuring actions announced subsequent to the first half of 2002 also impact 2003 savings from restructuring activities. During the first six months of 2003 we realized cost savings of approximately $36 million, consisting primarily of lower salary expense and related employee benefit costs. These reductions in our cost structure in 2003 were more than offset by the impact of pricing reductions during the first half. We expect to drive gains in throughput, productivity and capacity utilization once volume activity levels recover.

Liquidity and Changes in Financial Condition

Cash Flows From Operating Activities

Cash provided by operating activities totaled $155 million in the first six months of 2003, compared with cash provided by operating activities of $98 million in the same period of 2002. The increase between years was primarily due to an April 2002 payment of approximately $130 million related to the COLI settlement (see Note 7 to the condensed consolidated financial statements), which was partially offset by lower net income excluding non-cash charges.

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 37 days as compared with 45 days a year ago. The ratio of operating working capital* to sales also improved to 2.9% in 2003 from 3.8% in 2002.

* The operating working capital to sales ratio is defined as a 13-month average of net receivables, net inventories and prepaid expenses minus accounts payable, accrued compensation and other accrued liabilities, divided by 12-month rolling net sales.

Cash Flows From Investing Activities

Our principal recurring investing activities are capital expenditures to improve our operations. In the first six months of 2003, capital expenditures and investments totaled $117 million, a $1 million decrease from a year ago. 2003 included the acquisition of a package logistics business within Donnelley Logistics for approximately $17 million in cash. We expect full year capital spending, excluding acquisitions, to be below $250 million compared with capital spending of $242 million in 2002.

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

Cash Flows From Financing Activities

Financing activities include net borrowings, dividend payments and share repurchases. At June 30, 2003, our net borrowings remained relatively unchanged from December 31, 2002, compared with an increase of $58 million for the same period of 2002. The decrease in net borrowings ($58 million) between years is primarily due to the expiration of the company’s share repurchase program on January 31, 2002 and an April 2002 payment of approximately $130 million related to the COLI settlement; see Note 7 to the condensed consolidated financial statements. During the first six months of 2003, cash provided by proceeds from stock options, net of share repurchases, was $3 million.

Liquidity

Commercial paper is our primary source of short-term financing. On June 30, 2003, we had $130 million outstanding in domestic commercial paper borrowings. In addition, at June 30, 2003, we had $350 million of unused revolving credit facilities with a number of banks. These facilities provide support for issuing commercial paper and other credit needs. In October 2002, we replaced our existing revolving credit facilities with two new revolving credit facilities. The new facilities consist of a short-term facility that matures in October 2003 and provides for borrowings of up to $175 million and a long- term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of August 13, 2003, there have been no borrowings under these credit facilities. Management believes that cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures of the company for the forseeable future.

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

Consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. and international economies is affecting demand across most of our businesses. Uncertainty in the economy has led our commercial print customers across our end-markets to indicate that they anticipate flat demand throughout 2003. Furthermore, volatility in the global capital markets directly affects the demand for financial print services and cannot be predicted for the balance of 2003.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates. As such, the company monitors the interest rate environment and modifies the components of its debt portfolio as necessary to manage funding costs and interest rate risks. Generally, the company maintains at least half of its debt at fixed rates (approximately 54.2% at June 30, 2003). Excluded from the calculation of fixed rate debt at June 30, 2003 is $200 million in fixed rate debt that was swapped to floating rates to take advantage of lower interest rates on floating rate debt. The swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating to fixed swap agreements, effectively fixing the interest rates for the May 15, 2002, November 15, 2002, May 15, 2003 and November 17, 2003 interest rate resets on the original swaps. The company’s exposure to adverse changes in foreign exchange rates is immaterial to the consolidated financial statements of the company. The company occasionally uses other financial instruments to hedge exposures to interest rate and foreign exchange rate changes. The company uses derivative financial instruments as a risk management tool, and not for trading or speculative purposes. For further discussion relating to financial instruments, see Note 9 to the condensed consolidated financial statements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The company previously reported the settlement of certain actions filed against it. Litigation remaining is described in Part I of this quarterly report on Form 10-Q and the company’s Annual Report on Form 10-K for 2002.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

12	Ratio of Earnings to Fixed Charges

31.1	Certification by William L. Davis, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Gregory A. Stoklosa, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by William L. Davis, Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Gregory A. Stoklosa, Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) A current report on Form 8-K was filed on May 7, 2003 and included Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure (and Item 12, Results of Operations and Financial Condition).”

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S/    VIRGINIA L. SEGGERMAN

By

Corporate Controller

(Authorized Officer and

Chief Accounting Officer)

Date:	August 13, 2003