Form 10-Q
period 2003-09-30
DONNELLEY R R & SONS CO
filed 2003-11-12
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ✓	No

Number of shares of common stock outstanding as of October 31, 2003	113,621,530

PART  I

FINANCIAL  INFORMATION

Item 1.    Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per-share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net sales	$1,193,774	$1,177,280	$3,410,053	$3,419,822
Cost of sales	970,883	935,101	2,830,461	2,815,484

Gross profit	222,891	242,179	579,592	604,338
Selling and administrative expenses	131,743	134,223	406,114	401,564
Restructuring and impairment charges	1,507	22,709	9,390	65,426

Earnings from operations	89,641	85,247	164,088	137,348

Interest expense, net	(11,909)	(16,937)	(36,673)	(49,683)
Other income (expense), net	4,957	6,391	(4,250)	12,447

Earnings before income taxes	82,689	74,701	123,165	100,112
Provision for income taxes	28,959	26,959	44,340	5,934

Net income	$53,730	$47,742	$78,825	$94,178

Net income per share of common stock
Basic	$0.47	$0.42	$0.70	$0.83
Diluted	0.47	0.42	0.69	0.82
Weighted average number of common shares outstanding
Basic	113,266	113,143	113,170	113,039
Diluted	114,586	114,299	114,025	114,670

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

September 30, 2003 and December 31, 2002

(Thousands of dollars, except share data)

ASSETS
	2003	2002
Cash and equivalents	$65,618	$60,543
Receivables, less allowance for doubtful accounts of $31,162 in 2003 and $19,250 in 2002	663,049	601,184
Inventories	174,481	116,191
Prepaid expenses	67,459	88,521

Total current assets	970,607	866,439

Net property, plant and equipment, at cost, less accumulated depreciation of $3,518,914 in 2003 and $3,454,722 in 2002	1,343,900	1,411,016
Goodwill	300,955	308,174
Other intangible assets, net of accumulated amortization of $270,997 in 2003 and $259,477 in 2002	86,718	96,662
Other noncurrent assets	491,510	469,481

Total assets	$3,193,690	$3,151,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$297,509	$267,690
Accrued compensation	146,506	157,070
Short-term debt	196,725	245,782
Current and deferred income taxes	3,108	1,397
Other accrued liabilities	320,111	282,791

Total current liabilities	963,959	954,730

Long-term debt	773,835	752,870
Deferred income taxes	227,638	214,112
Other noncurrent liabilities	337,896	315,466

Total noncurrent liabilities	1,339,369	1,282,448

Shareholders’ equity:
Common stock at stated value ($1.25 par value)
Authorized shares: 500,000,000; Issued shares: 140,889,050 in 2003 and 2002	308,462	308,462
Retained earnings	1,549,114	1,593,107
Accumulated other comprehensive loss	(109,172)	(115,456)
Unearned compensation	(4,506)	(5,177)
Reacquired common stock at cost, 27,590,536 and 27,764,983 shares at 2003 and 2002, respectively	(853,536)	(866,342)

Total shareholders’ equity	890,362	914,594

Total liabilities and shareholders’ equity	$3,193,690	$3,151,772

See accompanying Notes to Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30

(Thousands of dollars)

	2003	2002
Cash flows from operating activities:
Net income	$78,825	$94,178
Restructuring and impairment charges	9,390	65,426
Gain from reversal of excess tax reserves	—	(30,000)
Depreciation	206,543	217,503
Amortization	31,301	29,139
Gain on sale of assets	(2,533)	(13,785)
Gain on sale of investments	(4,158)	(6,350)
Net change in operating working capital, net of acquisition	(78,814)	865
Net change in other assets and liabilities, net of acquisition	(2,723)	(112,243)
Other	4,163	263

Net cash flows from operating activities	241,994	244,996

Cash flows from investing activities:
Capital expenditures	(141,292)	(182,269)
Other investments including acquisition, net of cash acquired	(16,910)	182
Dispositions of assets	31,638	24,459

Net cash flows from investing activities	(126,564)	(157,628)

Cash flows from financing activities:
Repayments of long-term debt	(110,534)	(75,083)
Net proceeds from short-term borrowings	78,649	103,056
Disposition of reacquired common stock	8,063	13,011
Acquisition of common stock	(1,541)	(19,356)
Cash dividends paid	(86,295)	(82,633)

Net cash flows from financing activities	(111,658)	(61,005)

Effect of exchange rate changes on cash and equivalents	1,303	(2,830)

Net change in cash and equivalents	5,075	23,533
Cash and equivalents at beginning of period	60,543	48,615

Cash and equivalents at end of period	$65,618	$72,148

Changes in operating working capital, net of acquisition:
	2003	2002
Decrease (increase) in assets:
Receivables, net	$(59,252)	$33,787
Inventories, net	(58,196)	(10,641)
Prepaid expenses	21,416	22,488
Increase (decrease) in liabilities:
Accounts payable	27,781	(31,257)
Accrued compensation	(10,544)	4,669
Other accrued liabilities	(19)	(18,181)

Net change in operating working capital	$(78,814)	$865

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

NOTE 2. Components of the company’s inventories at September 30, 2003, and December 31, 2002, were as follows:

Thousands of dollars	2003	2002
Raw materials and manufacturing supplies	$100,328	$83,701
Work in process	170,679	108,947
Finished goods	4,533	1,824
Progress billings	(49,503)	(28,977)
LIFO reserve	(51,556)	(49,304)

Total	$174,481	$116,191

Progress billings represent customer prepayment for raw materials or work in progress.
NOTE 3. The following provides supplemental cash flow information:

	Nine Months Ended September 30
Thousands of dollars	2003	2002
Interest paid(1)	$42,738	$42,809
Income taxes paid(2)	7,559	176,700

(1)	Excludes interest received of $6 million and $5 million for the nine months ended September 30, 2003 and 2002, respectively, on interest rate swap agreements (see Note 9 to the condensed consolidated financial statements).
(2)	Includes taxes and interest for the nine months ended September 30, 2003 and 2002 of $7 million and $135 million, respectively, related to the company’s settlement with the Internal Revenue Service and state tax authorities for deductions related to corporate-owned life insurance (see Note 7 to the condensed consolidated financial statements).

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

The issue remaining in the Jones case affects two classes certified by the trial court: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations, and a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees. On September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two year statute of limitations applies to the claims of these classes, which absent any other ruling would result in dismissal of the claims on the basis of timeliness. On May 19, 2003, the United States Supreme Court agreed to review the issue of the appropriate statute of limitations to apply and set the matter for argument in the 2003 term. At this time, management is unable to make a meaningful estimate of the overall loss, if any, that could result from the final determination of this matter.

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

NOTE 5. Under Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, the company reports changes in shareholders’ equity that result from either recognized transactions or other economic events, excluding capital stock transactions, which affect shareholders’ equity. For the company, the differences between net income and comprehensive income were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars	2003	2002	2003	2002
Net income	$53,730	$47,742	$78,825	$94,178
Unrealized foreign currency gain (loss)	(2,424)	(7,202)	6,284	(20,484)

Comprehensive income	$51,306	$40,540	$85,109	$73,694

NOTE 6. The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. Beginning January 1, 2003, the company revised its segment reporting to reflect RR Donnelley Financial as a separate business segment. The company’s Financial Services operations were previously reported within the Other business segment. As a result, the company discloses three reportable segments: Donnelley Print Solutions, Logistics Services and Financial Services.

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

RR Donnelley Financial (Financial Services) serves the domestic and international capital markets, and provides customized communications solutions to investment management, banking, managed care and insurance clients to help manage and produce their stakeholder communications.

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

Industry Segment Information

Thousands of dollars	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated Total
Three months ended September 30, 2003
Net sales	$753,161	$218,319	$99,921	$122,373	$—	$1,193,774
Restructuring and impairment charges	513	93	208	693	—	1,507
Earnings (loss) from operations	99,205	(3,489)	(319)	(8,755)	2,999	89,641
Earnings (loss) before income taxes	103,393	(3,542)	(843)	(4,560)	(11,759)	82,689

Three months ended September 30, 2002
Net sales	$771,291	$192,896	$93,482	$119,611	$—	$1,177,280
Restructuring and impairment charges	6,562	286	2,866	222	12,773	22,709
Earnings (loss) from operations	106,890	2,159	(12,357)	253	(11,698)	85,247
Earnings (loss) before income taxes	110,131	2,160	(10,975)	2,926	(29,541)	74,701

Nine months ended September 30, 2003
Net sales	$2,104,682	$642,891	$315,380	$347,100	$—	$3,410,053
Restructuring and impairment charges	2,474	49	2,461	3,254	1,152	9,390
Earnings (loss) from operations	194,322	(8)	2,714	(27,634)	(5,306)	164,088
Earnings (loss) before income taxes	199,204	(186)	1,499	(27,367)	(49,985)	123,165
Assets	1,602,693	268,026	174,266	580,933	567,772	3,193,690

Nine months ended September 30, 2002
Net sales	$2,202,029	$541,565	$340,949	$335,279	$—	$3,419,822
Restructuring and impairment charges	43,716	408	3,598	3,522	14,182	65,426
Earnings (loss) from operations	178,134	7,216	(12,191)	(24,020)	(11,791)	137,348
Earnings (loss) before income taxes	188,933	7,174	(10,363)	(27,796)	(57,836)	100,112
Assets	1,701,900	233,646	189,952	469,399	674,445	3,269,342

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Earnings (loss) from operations is reconciled to earnings (loss) before income taxes as follows:

Thousands of dollars
Three Months Ended September 30, 2003	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$99,205	$(3,489)	$(319)	$(8,755)	$2,999	$89,641
Interest expense, net	(194)	(92)	—	(1,629)	(9,994)	(11,909)
Other income (expense):
Earnings (loss) from investments	—	—	—	4,183	(31)	4,152
Gain on sale of investment	4,158	—	—	—	—	4,158
Foreign currency transaction gain (loss)	(79)	—	(13)	387	8	303
Affordable housing write-downs	—	—	—	—	(4,000)	(4,000)
Other income (expense), net	303	39	(511)	1,254	(741)	344

Total other income (expense)	4,382	39	(524)	5,824	(4,764)	4,957

Earnings (loss) before income taxes	$103,393	$(3,542)	$(843)	$(4,560)	$(11,759)	$82,689

Thousands of dollars
Three Months Ended September 30, 2002	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$106,890	$2,159	$(12,357)	$253	$(11,698)	$85,247
Interest expense, net	(26)	—	—	(2,086)	(14,825)	(16,937)
Other income (expense):
Earnings from investments	3,104	—	—	3,606	—	6,710
Foreign currency transaction gain (loss)	(161)	—	(98)	50	(37)	(246)
Affordable housing write-downs	—	—	—	—	(3,000)	(3,000)
Other income, net	324	1	1,480	1,103	19	2,927

Total other income (expense)	3,267	1	1,382	4,759	(3,018)	6,391

Earnings (loss) before income taxes	$110,131	$2,160	$(10,975)	$2,926	$(29,541)	$74,701

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Thousands of dollars
Nine Months Ended September 30, 2003	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$194,322	$(8)	$2,714	$(27,634)	$(5,306)	$164,088
Interest expense, net	(426)	(216)	—	(5,919)	(30,111)	(36,672)
Other income (expense):
Earnings (loss) from investments	107	—	—	3,183	(24)	3,266
Gain on sale of investment	4,158	—	—	—	—	4,158
Foreign currency transaction gain (loss)	18	—	7	(485)	(836)	(1,296)
Affordable housing write-downs	—	—	—	—	(13,750)	(13,750)
Other income (expense), net	1,025	38	(1,222)	3,488	42	3,371

Total other income (expense)	5,308	38	(1,215)	6,186	(14,568)	(4,251)

Earnings (loss) before income taxes	$199,204	$(186)	$1,499	$(27,367)	$(49,985)	$123,165

Thousands of dollars
Nine Months Ended September 30, 2002	Donnelley Print Solutions	Logistics Services	Financial Services	Other (1)	Corporate	Consolidated
Earnings (loss) from operations	$178,134	$7,216	$(12,191)	$(24,020)	$(11,791)	$137,348
Interest expense, net	(148)	17	(3)	(8,131)	(41,418)	(49,683)
Other income (expense):
Earnings from investments	3,347	—	—	2,261	10	5,618
Gain on sale of investment	—	—	—	—	6,350	6,350
Foreign currency transaction loss	(276)	—	(67)	(1,317)	(59)	(1,719)
Affordable housing write-downs	—	—	—	—	(9,000)	(9,000)
Corporate-owned life insurance	—	—	—	—	(5,377)	(5,377)
Other income (expense), net	7,876	(59)	1,898	3,411	3,449	16,575

Total other income (expense)	10,947	(59)	1,831	4,355	(4,627)	12,447

Earnings (loss) before income taxes	$188,933	$7,174	$(10,363)	$(27,796)	$(57,836)	$100,112

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table shows net sales by end market:

	Net Sales
	Three months ended September 30			Nine months ended September 30
Thousands of dollars	2003	2002	% Change	2003	2002	% Change
Magazines, Catalogs and Retail	$384,856	$387,643	(0.7)%	$1,088,823	$1,127,493	(3.4)%
Book Publishing Services	185,670	193,882	(4.2)%	508,409	526,349	(3.4)%
Telecommunications	150,510	158,756	(5.2)%	420,930	459,374	(8.4)%
Premedia Technologies	32,125	31,010	3.6%	86,520	88,813	(2.6)%

Donnelley Print Solutions	753,161	771,291	(2.4)%	2,104,682	2,202,029	(4.4)%

Logistics Services	218,319	192,896	13.2%	642,891	541,565	18.7%

Financial Services	99,921	93,482	6.9%	315,380	340,949	(7.5)%

RRD Direct	25,768	33,828	(23.8)%	81,246	104,752	(22.4)%
Other(1)	96,605	85,783	12.6%	265,854	230,527	15.3%

Total Other	122,373	119,611	2.3%	347,100	335,279	3.5%

Total	$1,193,774	$1,177,280	1.4%	$3,410,053	$3,419,822	(0.3)%

(1)	Includes International (Latin America, Europe and Asia) and Other.

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

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. Based upon the 80% settlement, the company’s exposure for all years was approximately $217 million in taxes and interest, after-tax, of which $62 million ($55 million after-tax) was paid prior to 2002. The company has satisfied approximately $172 million ($145 million after-tax) of the remaining liability to the IRS and state tax authorities. The remaining amount owed is classified in the accompanying condensed consolidated balance sheet as current income taxes payable and other noncurrent liabilities.

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

NOTE 8. The following summarizes share information as a basis for both the basic and diluted earnings per share computation in accordance with SFAS No. 128, Earnings per Share:

In thousands, except per-share data	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Weighted average shares outstanding—basic	113,266	113,143	113,170	113,039
Effect of dilutive securities	1,320	1,156	855	1,631

Weighted average shares outstanding—diluted	114,586	114,299	114,025	114,670

Net income	$53,730	$47,742	$78,825	$94,178
Basic EPS	$0.47	$0.42	$0.70	$0.83
Diluted EPS	0.47	0.42	0.69	0.82

Options outstanding to purchase 10 million and 11 million shares of common stock at September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market prices of the company’s common shares. The range of exercise prices for these options was between $25.45 and $46.88 and $25.81 and $46.88 for the three months ended September 30, 2003 and 2002, respectively, and was between $22.59 and $46.88 and $28.25 and $46.88 for the nine months ended September 30, 2003 and 2002, respectively. The number of basic common shares outstanding for both September 30, 2003 and 2002 was 113 million.

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

On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5.0% per annum and maturing on November 15, 2006. In conjunction with this issuance, the company entered into a series of pay-floating and pay-fixed interest rate swaps to take advantage of lower interest rates on floating rate debt. The pay-floating swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating-to-fixed swap agreements, effectively fixing the interest rates for the May 15, 2002, November 15, 2002, May 15, 2003 and November 17, 2003 interest rate resets on the original swaps. Pay-floating swaps effectively convert fixed rate obligations to variable rate instruments indexed to LIBOR. Pay-fixed swaps effectively convert floating rate obligations to fixed rate instruments.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the company’s interest rate swaps at September 30, 2003:

Thousands of dollars		Notional Principal(1)		Interest Rates		Fair Values
Effective Date	Maturity Date			Receive	Pay
November 14, 2001	November 15, 2006	$100,000	(4)	5.0%	LIBOR + 0.863%	$5,142	(2)
November 14, 2001	November 15, 2006	100,000	(4)	5.0%	LIBOR + 0.863%	5,142	(2)
May 15, 2003	November 17, 2003	100,000	(5)	LIBOR	1.650%	(206	)(3)
May 15, 2003	November 17, 2003	100,000	(5)	LIBOR	1.590%	(175	)(3)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.590%	(222	)(3)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.538%	(193	)(3)

(1)	The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of dollar principal exchanged at maturity, if applicable.
(2)	Swap is considered a fair value hedge. Accordingly, the fair value is recorded in “Other noncurrent assets” with offsets recorded in “Long-term debt.”
(3)	Swap does not qualify for hedge accounting. Accordingly, the change in the fair value of this agreement was recorded in “Interest expense” with offsets recorded in “Other accrued liabilities.”
(4)	Receive fixed-pay floating interest rate swap.
(5)	Receive floating-pay fixed interest rate swap.

The net effect of the various interest rate swaps was a reduction in interest expense of $1 million for both of the three-month periods ended September 30, 2003 and 2002 and $3 million for both of the nine-month periods ended September 30, 2003 and 2002, respectively.

NOTE 10. The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. The company initiated various restructuring actions in 2003, 2002 and 2001, which consisted primarily of the consolidation of operations and workforce reductions.

During the third quarter of 2003, the company recognized pretax restructuring and impairment charges of $1.5 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions: $0.5 million; Logistics Services: $0.1 million; Financial Services: $0.2 million; and Other: $0.7 million. The third quarter 2003 pretax charges consisted of workforce reductions and continued consolidations at several of the company’s facilities. The third quarter 2003 pretax charges consisted of the following:

•	($0.5) million of employee termination benefits, primarily related to the reversal of severance-related reserves of $1.3 million due to voluntary terminations or internal placements of employees, partially offset by additional termination benefits of $0.8 million. The actions approved during the third quarter will result in the termination of 47 employees, 22 of whom were terminated in the third quarter. The remaining employees are expected to be terminated in the fourth quarter of 2003 and first quarter of 2004.

•	$0.3 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed as incurred.

•	$1.7 million for anticipated losses on the disposal of building and equipment, primarily within the Donnelley Print Solutions segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During the second quarter of 2003, the company recognized pretax restructuring and impairment charges of $5.3 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions: $1.8 million; Financial Services: $1.7 million; and Other: $1.8 million. The second quarter 2003 pretax charge consisted of workforce reductions and continued consolidations at several of the company’s facilities. The second quarter 2003 pretax charge consisted of the following:

•	$2.1 million of employee termination benefits, including severance and outplacement services. The actions approved during the second quarter resulted in the termination of 104 employees, 44 of whom were terminated in the second quarter. The remaining employees were terminated in the third quarter.

•	$0.7 million of exit costs to maintain closed facilities until the estimated dates of sale.

•	$2.0 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed as incurred.

•	$0.5 million for anticipated losses on the disposal of equipment, primarily in connection with plant consolidations within RRD Direct. The asset impairment loss recognized was based on the difference between the estimated selling prices of the assets to be sold and the related carrying values. Selling prices were estimated based on the company’s prior experience with comparable equipment disposals.

During the first quarter of 2003, the company recognized pretax restructuring and impairment charges of $2.6 million, and reduced earnings from operations in the company’s business segments as follows: Donnelley Print Solutions: $0.2 million; Financial Services: $0.6 million; Corporate: $1.1 million and Other: $0.7 million. The first quarter 2003 pretax charge consisted of workforce reductions and continued consolidations at several of the company’s facilities. The first quarter 2003 pretax charge consisted of the following:

•	$1.2 million of employee termination benefits, including severance and outplacement services. The actions approved during the first quarter resulted in the termination of 110 employees, 57 of whom were terminated in the first quarter. The remaining employees were terminated in the second quarter.

•	A $1.1 million curtailment loss related to the company’s postretirement benefit plan. This charge was recorded in the Corporate segment. The recognized curtailment loss represents an increase in the accumulated postretirement benefit obligation and the recognition of prior service costs due to workforce reductions in 2002, subsequent to the September 30, 2002 measurement date for the postretirement benefit plan.

•	($0.4) million of income related to a reduction in the reserve for exit costs for projected lease payments, resulting from the company’s ability to sublease certain leased property.

•	$0.7 million of relocation costs incurred for employees transferred from closed facilities, as well as equipment transfers, both of which are being expensed as incurred.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following summarizes the restructuring activities from January 1, 2003 to September 30, 2003:

Thousands of dollars	Reserve balance at January 1, 2003	First quarter 2003 charges	Second quarter 2003 charges	Third quarter 2003 charges	Cash payments	Pension and postretirement benefits plan adjustment	Non-cash items	Reserve balance at September 30, 2003
Employee termination benefits	$14,475	$1,167	$2,057	$(485)	$(7,676)	$(4,037)	$(163)	$5,338
Postretirement plan curtailment	—	1,152	—	—	—	(1,152)	—	—
Exit costs	5,532	(350)	749	37	(5,465)	—	—	503
Relocation costs	—	716	1,981	287	(2,984)	—	—	—
Asset impairment	—	(76)	487	1,668	—	—	(2,079)	—

Total	$20,007	$2,609	$5,274	$1,507	$(16,125)	$(5,189)	$(2,242)	$5,841

In connection with the restructuring plans announced in 2002, the company has ceased print production at its Berea, Ohio facility, and all continuing customer work has been transferred to other company facilities. The Berea, Ohio facility was considered held for sale as of September 30, 2003. Additional future charges related to all 2002 announced actions are expected to be approximately $1 million, which are anticipated to be recognized by the end of 2003, and relate primarily to employee and equipment relocation. All 1,798 planned employee terminations related to the 2002 plans have been completed.

In connection with the restructuring plans announced in 2001, the company has ceased print production at its St. Petersburg and South Daytona, Florida; Des Moines, Iowa; Old Saybrook, Connecticut; and Hamburg Gráfica Editora (Brazil) facilities, and all continuing customer work has been transferred to other company facilities. Additional charges related to the 2001 plans are expected to be minimal. All 2,850 planned employee terminations related to the 2001 plans have been completed. The St. Petersburg, Florida; Des Moines, Iowa; and Old Saybrook, Connecticut facilities were considered held for sale as of September 30, 2003. The Hamburg Gráfica Editora (Brazil) facility was sold in the second quarter of 2003 for $2 million in cash. The company recorded a pretax gain on sale of $1 million. The South Daytona, Florida, facility was sold in the third quarter of 2003. No gain or loss was recognized on this sale.

As of September 30, 2003, a total of 4,884 employee terminations have been completed under the restructuring plans announced in 2001, 2002 and 2003.

The net book value of assets to be disposed of under the restructuring plans as of September 30, 2003 of $7 million relates primarily to the Donnelley Print Solutions segment. The assets are comprised primarily of land, plant facilities and related equipment. These assets have been reviewed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and reflect the estimated fair value, less costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 11. Goodwill associated with each of the company’s business segments and changes in those amounts during the period were as follows:

Thousands of dollars	Net Book Value at January 1, 2003	Foreign Exchange/Other	Disposition	Net Book Value at September 30, 2003
Donnelley Print Solutions	$80,552	$—	$(9,732)	$70,820
Logistics Services	149,312	27	—	149,339
Financial Services	23,495	—	—	23,495
Other(1)	54,815	2,486	—	57,301

	$308,174	$2,513	$(9,732)	$300,955

(1)	Represents other operating segments of the company, including RRD Direct, International and Other.

Other intangible assets primarily consist of the costs of acquiring print contracts and volume guarantees that are amortized as a reduction to net sales over the periods in which benefits will be realized. Amortization expense for intangible assets subject to amortization was $5 million and $6 million for the three months ended September 30, 2003 and 2002, respectively, and $18 million and $20 million for the nine months ended September 30, 2003 and 2002, respectively.

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

In July 2003, the company sold its 25% equity investment in Global Directory Services Company to an unrelated third-party purchaser for $23 million in cash. In connection with this transaction, the company reduced goodwill by $10 million, which represented the remaining balance of the goodwill that arose at the time of the company’s acquisition of this equity investment. The company recorded a pretax gain on sale of $4 million ($3 million after-tax, or $0.03 per diluted share).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

NOTE 13. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock options granted during the nine months ended September 30, 2003 and 2002 were exercisable at prices equal to the fair market value of the company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted. The following disclosure, as required under SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, presents pro forma net income and basic and diluted earnings per share had compensation cost been determined using the fair value recognition provisions of SFAS No. 123 and related amendments.

	Three Months Ended September 30		Nine Months Ended September 30
Thousands of dollars, except per share data	2003	2002	2003	2002
Net income, as reported	$53,730	$47,742	$78,825	$94,178
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,455)	(2,412)	(7,586)	(7,550)

Pro forma net income	$51,275	$45,330	$71,239	$86,628

Earnings per share:
Basic—as reported	$0.47	$0.42	$0.70	$0.83
Basic—pro forma	0.45	0.40	0.63	0.77
Diluted—as reported	0.47	0.42	0.69	0.82
Diluted—pro forma	0.45	0.40	0.62	0.76

The fair value of each option granted in the respective period is estimated at the date of grant using the Black-Scholes option-pricing model.

NOTE 14. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, An Interpretation of APB No. 51.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities or VIE) and how to determine when and which business enterprises should consolidate the VIE. This new model for consolidation applies to entities (1) where the equity investors (if any) do not have a controlling financial interest or (2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred the implementation date of FIN 46 for arrangements entered into prior to January 31, 2003. The company is now required to adopt FIN 46 in the fourth quarter of 2003 for these arrangements. The company’s risk of loss related to its equity investments, including investments in affordable housing entities, is generally limited to the carrying value of these investments, which was approximately $108 million at September 30, 2003. The company is continuing to evaluate its investments to determine which, if any, will be impacted by the adoption of FIN 46.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and for the first interim period beginning after June 15, 2003. SFAS No. 150 did not have an impact on the company’s financial position, results of operations or cash flows.

Effective July 1, 2003, the company adopted EITF 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. Adoption of EITF 00-21 did not have a material impact on the company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material impact on the company’s financial position, results of operations or cash flows.

As of December 31, 2002, the company adopted the disclosure requirement of SFAS No. 148. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of September 30, 2003, the company has elected not to change to the fair value based-method of accounting for stock-based employee compensation. The company accounts for employee stock options under APB No. 25, under which the company did not recognize any compensation cost for the three or nine months ended September 30, 2003 or 2002. See Note 13 for the related disclosures required under SFAS No. 148.

Note 15.    In October 2003, the company replaced its short-term revolving credit facility, which expired in October 2003 and provided for borrowings of up to $175 million, with a new short-term credit

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

facility expiring in October 2004, which also provides for borrowings of up to $175 million. The new facility bears interest at a variable rate based on the current LIBOR rate and the company’s credit rating. The company pays an annual commitment fee on the unused portion of the facility of 0.07%. As of November 12, 2003, there have been no borrowings under this new facility.

Note 16.    On November 8, 2003, the company entered into a combination agreement with Moore Wallace Incorporated (Moore Wallace), a leading provider of print management and outsourced communications. Pursuant to the terms of the agreement, a direct, wholly owned subsidiary of the company will acquire all of the outstanding common shares of Moore Wallace whereby each share of Moore Wallace will be exchanged for 0.63 of a share of common stock of the company. The company expects that, upon closing of the transaction, it will issue approximately 100 million shares of its common stock, as well as undertake the obligation for the indebtedness of Moore Wallace which was approximately $900 million as of September 30, 2003. The transaction was approved by the Boards of Directors of both the company and Moore Wallace, but remains subject to certain closing conditions that include, among others, the receipt of required approval from both companies’ shareholders, required regulatory approvals and Ontario Superior Court of Justice approval of a plan of arrangement. The transaction is expected to close during the first quarter of 2004.

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

On November 8, 2003, we entered into a combination agreement with Moore Wallace Incorporated (Moore Wallace), a leading provider of print management and outsourced communications. Based on the terms of the agreement, a direct, wholly owned subsidiary of RR Donnelley will acquire each of the outstanding common shares of Moore Wallace for 0.63 of a share of common stock of RR Donnelley. We expect that, upon closing of the transaction, we will issue approximately 100 million shares of  RR Donnelley common stock, as well as undertake the obligation for the indebtedness of Moore Wallace which was approximately $900 million as of September 30, 2003. The transaction was approved by the Boards of Directors of both RR Donnelley and Moore Wallace, but remains subject to certain closing conditions that include, among others, the receipt of required approval from both companies’ shareholders, required regulatory approvals and Ontario Superior Court of Justice approval of a plan of arrangement. The transaction is expected to close during the first quarter of 2004.

The transaction is expected to be immediately accretive to earnings in the first full year of operations, excluding the impact of transaction-related charges. In addition to enhanced revenue opportunities, the combined company expects to generate cost savings of at least $100 million on an annualized basis in the first 12-24 months after the closing. These savings are anticipated to result from the elimination of duplicative administrative and infrastructure costs, reduction in procurement expenses and asset rationalization. The combined company is also expected to generate substantial cash flow in the first year of consolidated operations. The combined company expects to maintain an annual dividend rate of $1.04 per share.

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

The following describes the end markets we serve:

Magazines, Catalogs and Retail    RR Donnelley is a leader in the North American magazine, catalog and retail markets. These markets are characterized by demand for large, cost-effective print runs with opportunity for differentiation among competitors through services such as Premedia Technologies and Donnelley Logistics. Our U.S. customers include the majority of the top ten magazine titles and a majority of the largest consumer catalog companies and retailers. Contracts typically span from three to five years.

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

Book Publishing Services    RR Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for the majority of the top ten U.S. book publishers and we typically print more than 50% of The New York Times’ adult best-seller titles. We also print approximately one-third of all textbooks used in classrooms in the U.S.

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

International    We have extended our core competencies for high quality print and related services into non-U.S. geographic markets. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our operations in Latin America, Europe and Asia, where we produce magazines, catalogs, retail inserts, books and telephone directories, are reported as Other. Financial Services’ international revenue is included in Financial Services. Directory revenues from England are included in Telecommunications.

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

Results of Operations

The following is a discussion of the results of operations for the third quarter and first nine months of 2003 compared with the third quarter and first nine months of 2002, and a discussion of the changes in financial condition during the first nine months of 2003.

Beginning January 1, 2003, the company revised its segment reporting to reflect RR Donnelley Financial (Financial Services) as a separate business segment. The company’s Financial Services operations were previously reported within the Other business segment.

Items Affecting Comparability of the Third Quarter of 2003 with the Third Quarter of 2002

The following table summarizes significant items affecting comparability of the consolidated statements of income and segment operating results for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30
	2003			2002
	Earnings (loss) before Income Taxes	Net Income (loss)	Per Diluted Share	Earnings (loss) before Income Taxes	Net Income (loss)	Per Diluted Share
	Dollars in thousands, except per-share data
As reported	$82,689	$53,730	$0.47	$74,701	$47,742	$0.42

Included in earnings from operations:
Restructuring and impairment charges	$(1,507)	$(904)	$(0.01)	$(22,709)	$(13,627)	$(0.12)
By-product revenues	12,645	7,587	0.06	13,816	8,289	0.08
Gain on sale of assets	6	4	—	7,465	4,479	0.04
Provision for doubtful accounts	(6,266)	(3,759)	(0.03)	(5,492)	(3,295)	(0.03)
Pension and postretirement benefit income	1,260	756	0.01	5,718	3,431	0.03

	6,138	3,684	0.03	(1,202)	(723)	(0.00)
Included in other income (expense):
Affordable housing write-downs	(4,000)	(2,400)	(0.02)	(3,000)	(1,800)	(0.02)
Gain on sale of investment	4,158	3,218	0.03	—	—	—

Total items affecting comparability	$6,296	$4,502	$0.04	$(4,202)	$(2,523)	$(0.02)

Restructuring and impairment charges: Operating results for the third quarter of 2003 and 2002 were affected by the following restructuring and impairment items:

•	2003 included pretax restructuring and impairment charges of $2 million ($1 million after-tax, or $0.01 per diluted share). The 2003 pretax charge included costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Pretax restructuring and impairment charges for 2003 by segment were as follows: Donnelley Print Solutions: $0.5 million; Logistics Services: $0.1 million; Financial Services: $0.2 million; and Other: $0.7 million.

•

2002 included pretax restructuring and impairment charges of $23 million ($14 million after-tax, or $0.12 per diluted share). The 2002 pretax charge included costs associated with defined exit activities from previously announced restructuring plans, as well as several additional workforce reductions. Included in restructuring and impairment in the third quarter of 2002 was an $8 million non-cash provision related to the curtailment loss on our postretirement benefit plans. Pretax restructuring and impairment charges for 2002 by segment were as follows: Donnelley Print Solutions: $7 million; Financial Services: $3 million and Corporate: $13 million.

By-product revenues: 2003 included pretax income of $13 million for by-product revenues compared with $14 million in 2002. By-product revenues are recorded as a reduction in our cost of materials, the majority of which relates to the Donnelley Print Solutions segment.

Gain on sale of assets: 2002 included a $7 million pretax gain from the sale of a manufacturing facility in York, England ($6 million) and miscellaneous equipment ($1 million), included in the Donnelley Print Solutions segment.

Provision for doubtful accounts: 2003 included a $6 million pretax provision for doubtful accounts compared with $5 million in 2002.

Pension and postretirement benefit income: 2003 included pretax income of $1 million compared with $6 million in 2002. The decline between years is primarily a result of changes in our assumptions for expected returns on plan assets and our discount rate.

Affordable housing write-downs: 2003 included a pretax charge of $4 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $3 million in 2002. The write-downs reflect anticipated declines in the underlying estimated fair value of our affordable housing investments and are included in the Corporate segment.

Gain on sale of investment: 2003 included a $4 million pretax gain from the sale of an equity investment, included in the Donnelley Print Solutions segment.

Consolidated Results—Third Quarter 2003 Compared with Third Quarter 2002

Net sales for the third quarter of 2003 increased $16 million, or 1.4%, to $1,194 million compared with $1,177 million in the third quarter of 2002, driven by increased net sales in our Logistics Services segment, our Financial Services segment and International, partially offset by declines in our Donnelley Print Solutions segment. Net sales of our Logistics Services segment were up $25 million, or 13.2%, between years. The acquisition of Momentum Logistics, Inc. (MLI) in March 2003 contributed an incremental $14 million in net sales for Logistics Services between years.

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

Consolidated value-added revenue increased $21 million, or 3.0%, to $705 million compared with $684 million in the third quarter of 2002, primarily driven by increased value-added revenue in our Logistics Services and Financial Services segments. Value-added revenue in our Logistics Services segment increased $14 million, or 30.7%, between years. The acquisition of MLI contributed an incremental $12 million in value-added revenue for Logistics Services between years.

Value-added revenue is also affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During the third quarter of 2003, we recognized a reduction in cost of materials of $13 million from by-product revenues, compared with a reduction of $14 million a year ago.

Gross profit as a percentage of net sales was 18.7% in the third quarter of 2003 compared with 20.6% in the third quarter of 2002. The decline in gross profit margin between years reflected lower margins within the Donnelley Print Solutions and Logistics Services segments, partially offset by higher margins within the Financial Services segment. Third quarter gross profit margin for Donnelley Print Solutions declined between years, driven by lower prices and less favorable work mix, partially offset by the impact of productivity initiatives. Third quarter gross profit margin for Donnelley Print Solutions in 2002 also benefited from a non-recurring pretax gain on the sale of assets of $7 million. Logistics Services’ gross profit margin declined between years, primarily due to performance-related issues within package logistics, including the start-up of a new consolidation facility and losses generated by the acquisition of MLI, partially offset by higher margins within print logistics. Financial Services’ gross profit margin increased between years, driven by higher domestic capital markets activity and cost reductions across the segment.

Selling and administrative expenses decreased $2 million, or 1.8%, to $132 million compared with $134 million in the third quarter of 2002. Selling and administrative expenses as a percentage of net sales was 11.0% for the third quarter of 2003 and 11.4% in 2002.

Net interest expense decreased 29.7% to $12 million in the third quarter of 2003, compared with $17 million in the third quarter of 2002, primarily due to lower effective interest rates on outstanding debt. Other income, net, in the third quarter of 2003 was $5 million compared with other income, net, of $6 million in the third quarter of 2002. Third quarter 2003 other income, net, included lower earnings from investments ($3 million), higher affordable housing write-downs ($1 million), and lower miscellaneous income ($1 million), partially offset by a pretax gain in 2003 on the sale of an investment ($4 million).

Earnings before income taxes in the third quarter of 2003 were $83 million compared with $75 million in 2002. Earnings before income taxes included $2 million and $23 million in restructuring and impairment charges for the three months ended September 30, 2003 and 2002, respectively. Net income was $54 million, up $6 million from $48 million in 2002. The effective tax rate for the third quarter of 2003 was 35.0% compared with 36.1% in 2002. During the third quarter of 2003, we lowered our estimated full-year effective tax rate for 2003 from 38.0% to 36.0%. The third quarter 2003 effective tax rate of 35.0% included a benefit of $1 million, or $0.01 per diluted share, to reduce the tax rate from 38.0% for the first half of 2003 to 36.0% on a year-to-date basis for 2003. The reduction in the estimated effective tax rate for 2003 primarily reflected a lower estimated U.S. income otherwise taxed at a higher marginal rate and higher estimated foreign income taxed at lower rates. Diluted earnings per share of $0.47 increased $0.05 from $0.42 in 2002.

Operating Results by Business Segment—Third Quarter 2003 Compared with Third Quarter 2002

As discussed more fully in Note 6 to the condensed consolidated financial statements, we have three reportable segments: Donnelley Print Solutions, Logistics Services and Financial Services.

Operating results by business segment in the third quarter of 2003 compared with the third quarter of 2002 are as follows:

Three Months Ended September 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2003	2002	% Change	2003	2002	% Change
Magazines, Catalogs and Retail	$384,856	$387,643	(0.7)%	$244,066	$245,113	(0.4)%
Book Publishing Services	185,670	193,882	(4.2)%	135,337	137,003	(1.2)%
Telecommunications	150,510	158,756	(5.2)%	83,189	81,158	2.5%
Premedia Technologies	32,125	31,010	3.6%	32,125	31,016	3.6%

Donnelley Print Solutions	753,161	771,291	(2.4)%	494,717	494,290	0.1%

Logistics Services	218,319	192,896	13.2%	58,944	45,089	30.7%

Financial Services	99,921	93,482	6.9%	85,865	78,393	9.5%

RRD Direct	25,768	33,828	(23.8)%	16,323	20,586	(20.7)%
Other(1)	96,605	85,783	12.6%	49,097	45,983	6.8%

Total Other	122,373	119,611	2.3%	65,420	66,569	(1.7)%

Total	$1,193,774	$1,177,280	1.4%	$704,946	$684,341	3.0%

Cost of materials and transportation	488,828	492,939

Value-added revenue	$704,946	$684,341

(1)	Includes International (Latin America, Europe and Asia) and Other.

Donnelley Print Solutions

The following table summarizes significant items affecting comparability within the Donnelley Print Solutions segment:

	Three Months Ended September 30
	2003	2002
	Earnings before Income Taxes
Thousands of dollars
As reported	$103,393	$110,131

Included in earnings from operations:
Restructuring and impairment charges	$(513)	$(6,562)
By-product revenues	10,683	12,187
Gain on sale of assets	44	7,465

	10,214	13,090

Included in other income (expense):
Gain on sale of investment	4,158	—

Total items affecting comparability	$14,372	$13,090

Net sales for the Donnelley Print Solutions segment decreased $18 million in the third quarter of 2003, or 2.4%, from a year ago. The economic slowdown since 2000 has caused excess industry capacity from reduced volume levels and higher customer bankruptcies resulting in increased competition and pricing pressures. Third quarter 2003 net sales for Magazines, Catalogs and Retail decreased 0.7% between years, which primarily reflected price deterioration and a mix shift to lower-priced per unit work, partially offset by volume increases. Pricing pressures continue to impact the industry and have resulted in lower contract prices that continue to cycle through. Book Publishing Services’ third quarter net sales decreased 4.2% between years primarily due to a less favorable work mix and lower average prices, partially offset by timing shifts in the education market from the second quarter. Third quarter 2003 net sales for Telecommunications were down 5.2% between years primarily due to lower average prices and higher customer-furnished paper, partially offset by higher volumes.

Third quarter value-added revenue for the Donnelley Print Solutions segment was relatively flat compared with the prior year, as increased value-added revenue in Telecommunications and Premedia Technologies more than offset the sales declines mentioned above. Value-added revenue for Telecommunications increased 2.5% between years primarily because of the higher volumes which more than offset the price decreases noted above. This increase occurred despite a 5.2% decline in net sales, because the decline in net sales due to more customer-furnished paper had no significant impact on value-added revenue.

Third quarter earnings from operations for the Donnelley Print Solutions segment decreased  $8 million, or 7.2%, to $99 million in 2003. Net sales continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail resulting in lower net unit prices. Savings generated as a result of our productivity programs and restructuring actions have partially offset the negative effects of price erosion on net sales. Third quarter 2003 earnings from operations for the Donnelley Print Solutions segment included restructuring and impairment charges of $1 million compared with $7 million a year ago. The prior year quarter also included a non-recurring pretax gain on the sale of assets of $7 million.

Logistics Services

The following table summarizes significant items affecting comparability within the Logistics Services segment:

	Three Months Ended September 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(3,542)	$2,160

Included in earnings from operations:
Restructuring and impairment charges	$(93)	$(286)
Acquisition	(3,417)	—

Total items affecting comparability	$(3,510)	$(286)

Net sales for the Logistics Services segment increased $25 million, or 13.2%, from a year ago. Third quarter net sales for the package logistics business were up 13.6% between years. The acquisition of MLI in March 2003 contributed an incremental $14 million in net sales for package logistics between years. Excluding the acquisition of MLI, net sales of package logistics rose 2.4% between years, reflecting higher volume, partially offset by a mix change toward lighter weight, lower-priced packages. Third quarter net sales for the print logistics business were up 14.2% between years, driven by increased volumes from both the Donnelley Print Solutions segment and from third parties for which we do not provide printing services.

Third quarter value-added revenue for the Logistics Services segment increased $14 million, or 30.7%, compared with a 13.2% increase in net sales. Value-added revenue for package logistics increased $11 million, or 42.6%, between years. The acquisition of MLI contributed an incremental $12 million in value-added revenue for package logistics between years. Excluding the acquisition of MLI, value-added revenue for package logistics declined $1 million, or 3.3%, between years. The decrease in value-added revenue for package logistics excluding the MLI acquisition was driven by higher transportation costs, including higher costs associated with the start-up of a new consolidation facility in the Northeast. Value-added revenue for print logistics was up 12.7% between years, due to the volume increases noted above.

The third quarter 2003 loss from operations for the Logistics Services segment was $3 million, compared with earnings from operations of $2 million a year ago. The decline between years was driven by start-up costs of approximately $4 million associated with a new consolidation facility in the Northeast, higher transportation costs in package logistics and a loss from MLI of $3 million.

Financial Services

The following table summarizes significant items affecting comparability within the Financial Services segment:

	Three Months Ended September 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(843)	$(10,975)

Included in earnings from operations:
Restructuring and impairment charges	$(208)	$(2,866)
By-product revenues	315	304

Total items affecting comparability	$107	$(2,562)

Net sales for the Financial Services segment increased $6 million, or 6.9%, from a year ago. Financial Services’ net sales are comprised primarily of capital markets and customized communications solutions. Third quarter 2003 net sales from capital markets transactions (e.g., S-filings, including initial public offerings, secondary offerings and mergers and acquisitions) increased 24.1% between years, driven by higher domestic capital markets activity, which began during the second quarter of 2003. Third quarter 2003 net sales from customized communications solutions decreased 5.1% between years, due to declines in investor communications (e.g., prospectuses, annual and semi-annual mutual funds statements), which reflected contraction in the mutual fund market.

Third quarter value-added revenue for the Financial Services segment increased $7 million, or 9.5%, between years based on the increase in net sales. The percentage increase in value-added revenue was higher than the increase in net sales due to a mix shift toward higher margin, less materials-intensive capital markets work.

Third quarter 2003 loss from operations for the Financial Services segment was $0.3 million, compared with a loss from operations of $12 million for the year ago period. Improved operating results in the third quarter of 2003 reflect the impact of cost reduction initiatives coupled with an increased level of capital markets activity, which carries a higher gross margin than customized communications solutions. Third quarter 2003 operating results were positively impacted by lower restructuring and impairment charges ($3 million) and savings from productivity initiatives, as well as prior restructuring actions which included the closing of several print facilities and service centers and related workforce reductions.

Other and Corporate

The following table summarizes significant items affecting comparability within the Other and Corporate segments:

	Three Months Ended September 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(16,319)	$(26,615)

Included in earnings from operations:
Restructuring and impairment charges	$(693)	$(12,995)
By-product revenues	1,647	1,325
Gain on sale of assets	82	—
Provision for doubtful accounts	(6,159)	(5,827)
Pension and postretirement benefit income(1)	16,787	20,515

	11,664	3,018
Included in other income (expense):
Affordable housing write-downs	(4,000)	(3,000)

	(4,000)	(3,000)

Total items affecting comparability	$7,664	$18

(1)	Excludes service costs, which is recorded primarily in Donnelley Print Solutions, Logistics Services and Financial Services.

Net sales for RRD Direct were down $8 million, or 23.8%, between years, primarily due to lower volumes. Third quarter net sales for International were up 11.5% between years, driven by volume growth and favorable foreign currency exchange in Europe, and volume growth in Asia, partially offset by a decline in Latin America.

Third quarter value-added revenue for RRD Direct decreased $4 million, or 20.7%, between years, due to the volume declines described above. Value-added revenue for International was up $3 million between years, due to increases in Asia and Europe, partially offset by a decline in Latin America.

The loss from operations for the Other business segment was $9 million for the third quarter compared with earnings from operations of $0.2 million in 2002. RRD Direct’s loss from operations was relatively flat between years. The loss from operations for International in the third quarter of 2003 was driven by declines in Latin America as well as an additional provision for bad debts ($3 million), partially offset by the improved performance in Europe.

Earnings from operations for the Corporate segment were $3 million in the third quarter of 2003 compared with a loss of $12 million in the third quarter of 2002. The $15 million improvement in operating earnings between years was driven by lower restructuring and impairment charges ($13 million), lower provision for bad debt ($3 million) and lower miscellaneous expenses ($7 million), partially offset by a higher provision for LIFO inventory ($4 million) and lower benefit plan earnings ($4 million).

Expense Comparison

A summary analysis of expenses is presented below:

Third Quarter Ended September 30

Thousands of dollars	2003	% of Sales	2002	% of Sales	% Change
Cost of materials	$328,480	27.5%	$344,596	29.3%	(4.7)%
Cost of transportation	160,348	13.4%	148,343	12.6%	8.1%
Cost of manufacturing*	415,085	34.8%	372,891	31.7%	11.3%
Depreciation	69,247	5.8%	71,692	6.1%	(3.4)%
Amortization	9,013	0.8%	8,651	0.7%	4.2%
Selling and administrative expenses*	129,468	10.8%	131,740	11.2%	(1.7)%
Restructuring and impairment charges	1,507	0.1%	22,709	1.9%	(93.4)%
Net interest expense	11,909	1.0%	16,937	1.4%	(29.7)%

*Excludes	depreciation and amortization, which are shown separately.

Items Affecting Comparability of the First Nine Months of 2003 with the First Nine Months of 2002

The following table summarizes significant items affecting comparability of the consolidated statements of income and segment operating results for the first nine months of 2003 and 2002.

	Nine Months Ended September 30
	2003			2002
	Earnings (loss) before Income Taxes	Net Income (loss)	Per Diluted Share	Earnings (loss) before Income Taxes	Net Income (loss)	Per Diluted Share
	Dollars in thousands, except per-share data
As reported	$123,165	$78,825	$0.69	$100,112	$94,178	$0.82

Included in earnings from operations:
Restructuring and impairment charges	$(9,390)	$(5,634)	$(0.05)	$(65,426)	$(40,111)	$(0.35)
By-product revenues	34,455	20,673	0.18	32,874	19,724	0.17
Gain on sale of assets	2,470	1,525	0.01	7,465	4,479	0.04
Insurance recovery related to 9/11	2,047	1,228	0.01	—	—	—
Provision for doubtful accounts	(20,483)	(12,290)	(0.11)	(12,262)	(7,357)	(0.06)
Provision for litigation	—	—	—	(9,100)	(5,460)	(0.05)
Pension and postretirement benefit income	3,780	2,268	0.02	17,154	10,292	0.09

	12,879	7,770	0.06	(29,295)	(18,433)	(0.16)

Included in other income (expense):
Affordable housing write-downs	(13,750)	(8,250)	(0.07)	(9,000)	(5,400)	(0.05)
Gain on sale of investments	4,158	3,218	0.03	6,350	6,350	0.06
COLI-related expenses upon policy surrender	—	—	—	(4,883)	(2,930)	(0.03)

Included in tax provision:
Tax benefit from reversal of excess COLI tax reserves	—	—	—	—	30,000	0.26

	(9,592)	(5,032)	(0.04)	(7,533)	28,020	0.24

Total items affecting comparability	$3,287	$2,738	$0.02	$(36,828)	$9,587	$0.08

Restructuring and impairment charges: Operating results for the nine months ended September 30, 2003 and 2002 were affected by the following restructuring and impairment items:

•	2003 included pretax restructuring and impairment charges of $9 million ($6 million after-tax, or $0.05 per diluted share). The 2003 pretax charge included a $1 million curtailment loss on our postretirement benefit plans, costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Pretax restructuring and impairment charges for 2003 by segment were as follows: Donnelley Print Solutions: $3 million; Financial Services: $2 million; Corporate: $1 million and Other: $3 million.

•	2002 included pretax restructuring and impairment charges of $65 million ($40 million after-tax, or $0.35 per diluted share). The 2002 pretax charge included $15 million to close our Berea, Ohio facility as well as additional workforce reductions at several other facilities. We also recorded an $8 million non-cash charge in the third quarter of 2002 related to a curtailment loss on our postretirement benefit plans. Pretax restructuring and impairment charges for 2002 by segment were as follows: Donnelley Print Solutions: $44 million; Financial Services: $4 million; Corporate: $14 million and Other: $3 million.

By-product revenues: 2003 included pretax income of $34 million for by-product revenues compared with $33 million in 2002. By-product revenues are recorded as a reduction in our cost of materials, the majority of which relates to the Donnelley Print Solutions segment.

Gain on sale of assets: 2003 included a $2 million pretax gain from the sale of our Casa Grande, Arizona manufacturing facility, included in the Donnelley Print Solutions segment, and a $1 million gain from the sale of our Hamburg Gráfica Editora (Brazil) facility, included in the Other segment. 2002 included a $7 million pretax gain from the sale of a manufacturing facility in York, England ($6 million) and miscellaneous equipment ($1 million), included in the Donnelley Print Solutions segment.

Insurance recovery related to 9/11: 2003 included a $2 million pretax gain from the collection of insurance proceeds from claims related to September 11th, included in the Financial Services segment and recorded as a reduction in our cost of sales.

Provision for doubtful accounts: 2003 included a $20 million pretax provision for bad debt compared with a $12 million provision in 2002. The increase between years was driven by the bankruptcy filing of a major domestic catalog customer and two troubled directory publishing customers in Latin America.

Provision for litigation: 2002 included a $9 million pretax provision for the settlement of certain litigation; see Note 4 to the condensed consolidated financial statements. The 2002 charge was included in the Corporate segment.

Pension and postretirement benefit income: 2003 included pretax income of $4 million compared with $17 million in 2002. The decline between years is primarily a result of changes in our assumptions for expected returns on plan assets and our discount rate.

Affordable housing write-downs: 2003 included a pretax charge of $14 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $9 million in 2002. The write-downs reflected declines in the underlying estimated fair value of our affordable housing investments and are included in the Corporate segment.

Gain on sale of investment: 2003 includes a $4 million pretax gain from the sale of our interest in a joint venture, which is included within the Donnelley Print Solutions segment. 2002 included a $6 million pretax gain from the collection of a note receivable that had been previously reserved for in connection with the sale of our investment in Modus Media International in 1999 and which was included in the Corporate segment.

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

Consolidated Results—Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net sales for the first nine months of 2003 decreased $10 million, or 0.3%, to $3,410 million compared with $3,420 million in the first nine months of 2002, driven by the decline in net sales of our Donnelley Print Solutions segment of 4.4% and of our Financial Services segment of 7.5%, partially offset by increased net sales within Logistics Services. Net sales of our Logistics Services segment were up 18.7% between years. The acquisition of MLI contributed an incremental $33 million in net sales for Logistics Services between years.

Consolidated value-added revenue increased $3 million, or 0.2%, to $2,001 million compared with $1,998 million in the first nine months of 2002, primarily driven by increases in Logistics Services and International, partially offset by the decline in value-added revenue of Donnelley Print Solutions and Financial Services. Donnelley Print Solutions’ percentage decline in value-added revenue of 1.8% was less than the decline in net sales, primarily due to higher customer-furnished paper in 2003. Value-added revenue of our Financial Services segment declined 7.7% between years, primarily due to a first-half decline in global capital markets activity and lower volumes from customized communications solutions. Value-added revenue of our Logistics Services segment increased $40 million, or 30.4%, between years, primarily due to a $35 million, or 45.0%, increase in value-added revenue for package logistics. The acquisition of MLI contributed an incremental $29 million in value-added revenue for Logistics Services between years.

Value-added revenue is also affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During the first nine months of 2003, we recognized a reduction in cost of materials of $34 million from by-product revenues, compared with a reduction of $33 million a year ago.

Gross profit as a percentage of net sales was 17.0% and 17.7% for the first nine months of 2003 and 2002, respectively. Donnelley Print Solutions’ gross profit margin was affected negatively in the first nine months of 2003 by price deterioration and unfavorable work mix, partially offset by the impact of restructuring savings and productivity initiatives. Gross profit margin for Donnelley Print Solutions for the nine months ended September 30, 2003 included a $2 million gain on the sale of assets, compared with a gain of $7 million for the year-ago period. Despite lower net sales between years, Financial Services’ gross profit margin increased for the first nine months of 2003, as a result of cost reduction initiatives, restructuring savings and a $2 million gain from an insurance settlement related to September 11th. Logistics Services’ gross profit margin decreased between years, primarily due to start-up costs of $4 million associated with a new consolidation facility in the Northeast and a product mix shift to lower weight packages, as well as the acquisition of MLI.

Selling and administrative expenses increased $5 million, or 1.1%, to $406 million compared with $402 million in the first nine months of 2002. This increase was driven by an additional $8 million provision for doubtful accounts, of which $5 million related to a 2003 bankruptcy filing by a major domestic catalog customer, and $3 million to two troubled directory publishing customers in Latin America. Selling and administrative expenses as a percentage of net sales was 11.9% in the first nine months of 2003 compared with 11.7% in the first nine months of 2002.

Net interest expense decreased 26.2% to $37 million in the first nine months of 2003, compared with $50 million in the first nine months of 2002, primarily due to lower effective interest rates on outstanding debt, as well as lower average borrowings. Other expense, net, in the first nine months of 2003 was $4 million compared with other income, net, of $12 million in the first nine months of 2002. First nine months 2003 other expense, net, included higher affordable housing amortization ($5 million), lower income from gain on sale of investments ($2 million), lower equity income from investments ($2 million) and lower miscellaneous income ($12 million), partially offset by lower COLI expenses ($5 million).

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

Earnings before income taxes for the first nine months of 2003 were $123 million compared with $100 million in 2002. Earnings before income taxes included $9 million and $65 million in restructuring and impairment charges for the nine months ended September 30, 2003 and 2002, respectively. Net income was $79 million, down $15 million from $94 million in 2002. 2002 included a one-time tax benefit ($30 million after-tax; $0.26 per diluted share) for the reversal of COLI-related tax reserves. The effective tax rate for the first nine months of 2003 was 36.0% compared with 35.9% in 2002, excluding the one-time tax benefit described above. Diluted earnings per share of $0.69 decreased $0.13 from $0.82 in 2002.

Operating Results by Business Segment—First Nine Months of 2003 Compared with First Nine Months of 2002.

Operating results by business segment for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002 are as follows:

Nine Months Ended September 30

	Net Sales			Value-Added Revenue
Thousands of dollars	2003	2002	% Change	2003	2002	% Change
Magazines, Catalogs and Retail	$1,088,823	$1,127,493	(3.4)%	$690,942	$709,271	(2.6)%
Book Publishing Services	508,409	526,349	(3.4)%	369,411	377,524	(2.1)%
Telecommunications	420,930	459,374	(8.4)%	228,143	224,238	1.7%
Premedia Technologies	86,520	88,813	(2.6)%	86,520	88,819	(2.6)%

Donnelley Print Solutions	2,104,682	2,202,029	(4.4)%	1,375,016	1,399,852	(1.8)%

Logistics Services	642,891	541,565	18.7%	171,085	131,158	30.4%

Financial Services	315,380	340,949	(7.5)%	266,329	288,440	(7.7)%

RRD Direct	81,246	104,752	(22.4)%	50,547	61,321	(17.6)%
Other(1)	265,854	230,527	15.3%	137,554	116,730	17.8%

Total Other	347,100	335,279	3.5%	188,101	178,051	5.6%

Total	$3,410,053	$3,419,822	(0.3)%	$2,000,531	$1,997,501	0.2%

Cost of materials and transportation	1,409,522	1,422,321

Value-added revenue	$2,000,531	$1,997,501

(1)	Includes International (Latin America, Europe and Asia) and Other.

Donnelley Print Solutions

The following table summarizes significant items affecting comparability within the Donnelley Print Solutions segment:

	Nine Months Ended September 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$199,204	$188,933

Included in earnings from operations:
Restructuring and impairment charges	$(2,474)	$(43,716)
By-product revenues	29,651	28,567
Gain on sale of assets	1,854	7,465

	29,031	(7,684)
Included in other income (expense):
Gain on sale of investment	4,158	—

Total items affecting comparability	$33,189	$(7,684)

Net sales for the Donnelley Print Solutions segment decreased $97 million in the first nine months of 2003, or 4.4%, from a year ago. First nine months of 2003 net sales for Magazines, Catalogs and Retail decreased 3.4% between years, which primarily reflected price deterioration and a mix shift to lower- priced per unit work, partially offset by higher volume. Pricing pressures continue to impact the industry and have resulted in lower contract prices that continue to cycle through. The net sales decline between years in Premedia Technologies was driven by these same factors. Book Publishing Services’ first nine months net sales decreased 3.4% between years primarily due to less favorable work mix, lower average prices and lower volumes. First nine months of 2003 net sales for Telecommunications were down 8.4% between years primarily due to more customer-furnished paper and lower average prices, partially offset by higher volume.

First nine months value-added revenue for the Donnelley Print Solutions segment decreased $25 million, or 1.8%, from a year ago due to the sales declines noted above, partially offset by higher by-product revenues and improved material yield. Value-added revenue for Telecommunications increased 1.7% between years because of higher volume, as noted above, and favorable foreign exchange on U.K. directory work that more than offset price declines. This occurred despite an 8.4% decline in net sales, because the portion of the decline in net sales due to more customer-furnished paper had no significant impact on value-added revenue.

First nine months earnings from operations for the Donnelley Print Solutions segment increased $16 million, or 9.1%, to $194 million in 2003. Earnings from operations for the nine months ended September 30, 2002 included $44 million in restructuring and impairment charges compared with $2 million in 2003. Earnings from operations for the nine months ended September 30, 2003 included a $2 million gain on the sale of assets, compared with a gain of $7 million for the year-ago period. Net sales continue to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. The portion of the net sales decline driven by the mix shift to lower-priced per unit work did not significantly impact overall profitability due to lower manufacturing costs per unit for this mix of work. The impact of our productivity initiatives, as well as savings from actions we have taken to restructure our operations, have partially offset the effects of price erosion on earnings from operations.

Logistics Services

The following table summarizes significant items affecting comparability within the Logistics Services segment:

	Nine Months Ended September 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(186)	$7,174

Included in earnings from operations:
Restructuring and impairment charges	$(49)	$(408)
Acquisitions	(5,348)	—

Total items affecting comparability	$(5,397)	$(408)

Net sales for the Logistics Services segment increased $101 million, or 18.7%, from a year ago. First nine months net sales for the package logistics business were up 24.0% between years. The acquisition of MLI in March 2003 contributed an incremental $33 million in net sales for package logistics between years. Excluding the acquisition of MLI, net sales of package logistics rose 14.2% between years, reflecting higher volume and postal rate increases, which were passed through to customers, partially offset by a mix change toward lighter weight, lower priced packages. First nine months net sales for the print logistics business were up 12.6% between years, driven by higher volumes from both the Donnelley Print Solutions segment and from third parties for which we do not provide printing services.

First nine months value-added revenue for the Logistics Services segment increased $40 million, or 30.4%, compared with an 18.7% increase in net sales. Value-added revenue for package logistics increased 45.0% between years. The acquisition of MLI contributed an incremental $29 million in value-added revenue for package logistics between years. Excluding the acquisition of MLI, value-added revenue for package logistics rose 7.6% between years. The change from 2002 was driven by volume increases and higher postage discounts due to deeper penetration of the postal system, which were partially offset by higher per unit transportation costs due to transportation price increases and higher fuel costs, and start-up costs associated with the new consolidation facility in the Northeast. Value-added revenue for print logistics was up 9.9% between years, due to the volume increases noted above.

Breakeven earnings from operations for the first nine months 2003 represented a decline of $7 million from 2002. The decline between years was driven by start-up costs of approximately $4 million associated with a new consolidation facility in the Northeast, a loss from MLI and higher transportation and processing costs, partially offset by higher volumes within print and package logistics.

Financial Services

The following table summarizes significant items affecting comparability within the Financial Services segment:

	Nine Months Ended September 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$1,499	$(10,363)

Included in earnings from operations:
Restructuring and impairment charges	$(2,461)	$(3,598)
By-product revenues	975	1,017
Insurance recovery related to 9/11	2,047	—

Total items affecting comparability	$561	$(2,581)

Net sales for the Financial Services segment decreased $26 million, or 7.5%, from a year ago. First nine months 2003 capital markets net sales decreased 8.2% between years, driven by the slowed global capital markets activity during the first half of 2003, particularly domestic capital markets. Declines in net sales from domestic capital markets transactions (e.g., S-filings, including initial public offerings, secondary offerings and mergers and acquisitions) caused by the slowed economy more than offset increased net sales from compliance filings (e.g., SEC periodic reports and annual meeting proxy statements). First nine months 2003 net sales from customized communications solutions decreased 6.5% between years, due to declines from investor communications (e.g., prospectuses, annual and semi-annual mutual funds statements), which reflected contraction in the mutual fund market and one large non-recurring deal in 2002.

First nine months value-added revenue for the Financial Services segment decreased $22 million, or 7.7%, between years consistent with the decline in net sales. The percentage decrease in value-added revenue was slightly higher than the decrease in net sales due to a mix shift toward more compliance work.

First nine months 2003 earnings from operations were $3 million, an improvement from the $12 million loss from operations for the year ago period. Included in the 2003 first nine months earnings from operations was a $2 million gain on an insurance recovery related to September 11th that reduced cost of sales, and lower restructuring and impairment charges ($1 million). Improved operating margins in the first nine months of 2003 also reflect savings from productivity initiatives, as well as prior restructuring actions which included the closing of several print facilities and service centers, and related workforce reductions. First nine months 2003 operating margins were negatively impacted by the lower level of capital markets activity between years, because capital markets work carries a higher gross margin than customized communications solutions, and higher subcontracted expense to accommodate customer scheduling during peak times.

Other and Corporate

The following table summarizes significant items affecting comparability within the Other and Corporate segments:

	Nine Months Ended September 30
	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(77,352)	$(85,632)

Included in earnings from operations:
Restructuring and impairment charges	$(4,406)	$(17,704)
By-product revenues	3,829	3,290
Provision for litigation	—	(9,100)
Provision for doubtful accounts	(20,303)	(12,969)
Pension and postretirement benefit income(1)	50,360	63,522

	29,480	27,039
Included in other income (expense):
Affordable housing amortization	(13,750)	(9,000)
Gain on sale of investment	—	6,350
COLI-related expenses upon policy surrender	—	(4,883)

	(13,750)	(7,533)

Total items affecting comparability	$15,730	$19,506

(1)	Excludes service costs, which is recorded primarily in Donnelley Print Solutions, Logistics Services and Financial Services.

Net sales for RRD Direct were down $24 million, or 22.4%, between years, primarily due to lower volumes. First nine months net sales for International were up 14.9% between years, driven by volume growth in Europe, as well as favorable foreign exchange, and volume growth in Asia, partially offset by declines in Latin America.

First nine months value-added revenue for RRD Direct decreased $11 million, or 17.6%, compared with a 22.4% decline in net sales, driven by higher customer-furnished paper in 2003. Value-added revenue for International was up $22 million between years, due to increases in Asia and Europe, offset by a decline in Latin America.

The loss from operations for the Other business segment was $28 million for the first nine months of 2003, compared with a loss of $24 million for the year ago period. RRD Direct’s loss from operations was relatively flat compared to the previous year. The loss from operations for International in the first nine months of 2003 benefited from improved volumes and foreign currency in Europe, which were more than offset by increased costs related to the start up of a plant in Asia and a higher provision for doubtful accounts in Latin America ($4 million).

The loss from operations for the Corporate segment was $5 million in the first nine months of 2003 compared with $12 million in the first nine months of 2002. The $7 million improvement between years was driven by a lower provision for litigation ($9 million) (see Note 4 to the condensed consolidated financial statements) and lower restructuring and impairment charges ($13 million), partially offset by lower benefit plan earnings ($13 million) and a higher LIFO provision ($2 million).

Expense Comparison

A summary analysis of expenses is presented below:

Nine Months Ended September 30

Thousands of dollars	2003	% of Sales	2002	% of Sales	% Change
Cost of materials	$935,359	27.4%	$1,010,031	29.5%	(7.4)%
Cost of transportation	474,163	13.9%	412,290	12.1%	15.0%
Cost of manufacturing*	1,220,680	35.8%	1,183,159	34.6%	3.2%
Depreciation	206,543	6.1%	217,503	6.4%	(5.0)%
Amortization	31,301	0.9%	29,139	0.9%	7.4%
Selling and administrative expenses*	399,829	11.7%	393,641	11.5%	1.6%
Restructuring and impairment charges	9,390	0.3%	65,426	1.9%	(85.6)%
Net interest expense	36,673	1.1%	49,683	1.5%	(26.2)%

*Excludes	depreciation and amortization, which are shown separately.

Restructuring and Impairment:     The following discussion should be read in conjunction with Note 4, “Restructuring and Impairment,” in the 2002 Annual Report on Form 10-K, and Note 10 to the condensed consolidated financial statements.

During the first nine months of 2003, we recorded pretax restructuring and impairment charges of $9 million ($6 million after-tax, or $0.05 per diluted share). The total 2003 pretax restructuring and impairment charges by business segment were: Donnelley Print Solutions: $3 million; Financial Services: $2 million; Other: $3 million; and Corporate: $1 million. Pretax restructuring charges include employee termination benefits, including severance, early retirement benefit costs and outplacement costs associated with planned personnel reductions and employee and asset relocation costs.

During the first nine months of 2002, we recorded pretax restructuring and impairment charges of $65 million ($40 million after-tax, or $0.35 per diluted share). The total 2002 pretax restructuring and impairment charges related to restructuring actions announced during 2002 by business segment were: Donnelley Print Solutions: $44 million; Financial Services: $4 million; Other: $3 million; and Corporate: $14 million.

We regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. In March 2001, we announced a $300 million upgrade in our print platform, approximately one-third of which related to restructuring costs. This upgrade program included the purchase of seven new presses and two binding lines, each of which were placed into service prior to September 30, 2003. As of September 30, 2003, cumulative capital expenditures related to this upgrade program were $215 million, $36 million of which occurred during the first nine months of 2003. We expect to spend an additional $7 million in 2003 to complete the program.

As part of our efforts to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. During the first quarter of 2002, we announced the closure of our Berea, Ohio manufacturing facility. We completed the closures of the Berea, Ohio plant, and the Des Moines, Iowa and Old Saybrook, Connecticut plants, which were announced in 2001, during the second quarter of 2002. All continuing customer work produced at these facilities was transferred to other company facilities once necessary expansions to accommodate the work were complete. The net book value of assets held for sale at September 2003 was $7 million, related primarily to the Donnelley Print Solutions segment.

The two largest plant closures announced in 2001 (Old Saybrook, Connecticut and Des Moines, Iowa) did not cease operations until the end of the second quarter of 2002. Accordingly, the first half of

2003 reflected savings as a result of these plant closures compared with the first half of 2002. Additionally, other restructuring actions announced subsequent to the first half of 2002 also impact 2003 savings from restructuring activities. During the first nine months of 2003 we realized cost savings of approximately $38 million, consisting primarily of lower salary expense and related employee benefit costs. These reductions in our cost structure in 2003 were more than offset by the impact of pricing reductions during the first nine months of 2003.

Liquidity and Changes in Financial Condition

Cash Flows From Operating Activities

Cash provided by operating activities totaled $242 million for the first nine months of 2003, compared with $245 million for the year ago period. The decline in cash provided by operations of $3 million between years was driven by lower net income excluding non-cash charges during 2003 ($37 million), a higher investment in working capital ($79 million), and other net miscellaneous of $15 million, partially offset by lower cash payments between years of approximately $128 million related to COLI. During the first nine months of 2002, we paid approximately $135 million of the liability related to the COLI settlement, compared with approximately $7 million for the year-to-date period in 2003 (see Notes 2 and 7 to the condensed consolidated financial statements).

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 36 days as compared with 43 days a year ago. The ratio of operating working capital to sales* improved to 1.9% in 2003 from 3.0% in 2002.

* The operating working capital to sales ratio is defined as a 13-month average of net receivables, net inventories and prepaid expenses minus accounts payable, accrued compensation and other accrued liabilities, divided by 12-month rolling net sales.

Cash Flows From Investing Activities

Our principal recurring investing activities are capital expenditures to improve our operations. In the first nine months of 2003, capital expenditures and investments totaled $158 million, a $24 million decrease from a year ago. 2003 included the acquisition of a package logistics business within Donnelley Logistics for approximately $17 million in cash. We expect full year capital spending, excluding acquisitions, to be below $250 million compared with capital spending of $242 million in 2002.

Acquisitions

On March 6, 2003, we acquired certain net assets of Momentum Logistics, Inc. (MLI), a Florida-based provider of package distribution services, for approximately $17 million in cash. MLI operates sortation facilities and a dedicated fleet of vehicles to provide business-to-business and business-to-consumer package distribution services. The purchase price has been preliminarily allocated based on estimated fair values at date of acquisition, pending final determination of the acquired balances and purchase price.

We made no business acquisitions in 2002.

Cash Flows From Financing Activities

Financing activities include net borrowings, dividend payments and share repurchases. At September 30, 2003, our net borrowings decreased by $32 million from December 31, 2002, compared with an increase of $28 million for the same period of 2002. The decrease in net borrowings between years ($60 million) is primarily due to the expiration of the company’s share repurchase program on January 31, 2002 and lower capital expenditures during 2003.

Liquidity

Commercial paper is our primary source of short-term financing. At September 30, 2003, we had $99 million outstanding in domestic commercial paper borrowings. In addition, at September 30, 2003, the Company had available two revolving credit facilities with a number of banks totaling $350 million. These facilities provide support for issuing commercial paper and other credit needs. The facilities consist of a short-term facility that now matures in October 2004 and provides for borrowings of up to $175 million and a long-term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of November 12, 2003, there have been no borrowings under these credit facilities. Management believes that cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures of the company for the forseeable future.

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

Litigation—As reported in the company’s Annual Report on Form 10-K for 2002, the company has settled three previously pending cases: Adams, et al. v. R.R. Donnelley & Sons Co; Jefferson, et al. v. R.R. Donnelley & Sons Co., et al, and Gerlib, et al. v. R.R. Donnelley & Sons Co. without any admission of wrongdoing by the company. The company also settled that portion of Jones, et al. v. R.R. Donnelley & Sons Co., relating to claims arising in locations other than the Chicago catalog operations without any admission of wrongdoing by the company. The company recorded a total pretax charge of $16 million in 2002 ($9 million in the second quarter and $7 million in the fourth quarter) relating to these settlements.

The issue remaining in the Jones case affects two classes certified by the trial court: a class consisting of African-American employees discharged in connection with the shutdown of the Chicago catalog operations, and a class consisting of African-American employees of the Chicago catalog operations after November 1992 who were other than permanent employees. On September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two year statute of limitations applies to the claims of these classes, which absent any other ruling would result in dismissal of the claims on the basis of timeliness. On May 19, 2003, the United States Supreme Court agreed to review the issue of the appropriate statute of limitations to apply and set the matter for argument in the 2003 term. At this time, management is unable to make a meaningful estimate of the overall loss, if any, that could result from the final determination of this matter.

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

Consumer confidence and economic growth are key drivers of demand for our services. Since 2000, the slowdown experienced in the U.S. and international economies has negatively affected demand across most of our businesses. While general economic conditions have recently begun to improve, our commercial print customers indicate that they anticipate flat demand throughout early 2004, but expect demand to increase for the second half of 2004. Beginning during the second quarter of 2003, capital markets activity levels as measured by overall S-filings have increased, which positively affects demand for our financial print services. Volatility, however, in the global capital markets makes it difficult to predict the level of demand beyond 2003.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates. As such, the company monitors the interest rate environment and modifies the components of its debt portfolio as necessary to manage funding costs and interest rate risks. Generally, the company maintains at least half of its debt at fixed rates (approximately 56.2% at September 30, 2003). Excluded from the calculation of fixed rate debt at September 30, 2003 is $200 million in fixed rate debt that was swapped to floating rates to take advantage of lower interest rates on floating rate debt. The swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating to fixed swap agreements, effectively fixing the interest rates for the May 15, 2002, November 15, 2002, May 15, 2003 and November 17, 2003 interest rate resets on the original swaps. The company’s exposure to adverse changes in foreign exchange rates is immaterial to the consolidated financial statements of the company. The company occasionally uses other financial instruments to hedge exposures to interest rate and foreign exchange rate changes. The company uses derivative financial instruments as a risk management tool, and not for trading or speculative purposes. For further discussion relating to financial instruments, see Note 9 to the condensed consolidated financial statements.

Item 4

Controls and Procedures

Under the supervision and with the participation of management, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of the company have evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2003. They have concluded, based on their evaluation, that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in the company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

4	364-Day Credit Agreement dated as of October 9, 2003 among R.R. Donnelley & Sons Company, the banks named therein and Bank One, N.A., as Administrative Agent

10(a)	R.R. Donnelley & Sons Company 2000 Stock Incentive Plan (as adopted by the Board of Directors on January 27, 2000; as amended September 25, 2003)

(b)	R.R. Donnelley & Sons Company 2000 Broad-Based Stock Incentive Plan (as adopted by the Board of Directors on January 27, 2000; as amended May 2, 2002; as further amended September 25, 2003)

12	Ratio of Earnings to Fixed Charges

31.1	Certification by William L. Davis, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification by Gregory A. Stoklosa, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification by William L. Davis, Chief Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Gregory A. Stoklosa, Chief Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) A current report on Form 8-K was filed on August 6, 2003 and included Item 5, “Other Events and Regulation FD Disclosure,” Item 7, “Financial Statements and Exhibits” and Item 12, “Results of Operations and Financial Condition.”

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

/S/    VIRGINIA L. SEGGERMAN

By

Corporate Controller

(Authorized Officer and

Chief Accounting Officer)

Date:	November 12, 2003