Form 10-K
period 2003-12-31
DONNELLEY R R & SONS CO
filed 2004-02-23
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions on June 30, 2003) held by nonaffiliates was $2,868,079,728.

As of February 4, 2004, 114,392,809 shares of common stock were outstanding.

PART I

ITEM 1.    BUSINESS

Industry and Company Overview

RR Donnelley prepares, produces and delivers integrated communications services that efficiently and effectively produce, manage and deliver our customers’ content, regardless of the communications medium. While our print capabilities remain the foundation of the company, our recent focus on expanding our range of offerings with value-added services allows us to create additional value for our customers.

We provide solutions designed to enhance the effectiveness of our customers’ communications. Our services include:

•	Content creation—to provide creative design services to maximize the impact of communications and improve response rates. In addition to our in-house capabilities, alliances with best-in-class providers complement our service offerings.

•	Digital content management—to help our customers leverage their content to reach end-users through multiple marketing channels. Through our Premedia Technologies Services (Premedia), we digitally capture content, convert it to the appropriate format and channel it to multiple communications media including print and the Internet.

•	Production—to drive results for our customers cost-effectively through print or the Internet. Our manufacturing operations around the world offer a full range of capabilities and are networked to quickly produce large printing jobs with identical specifications. We also are able to version printed content to reach targeted audiences.

•	Distribution—to deliver our customers’ words and images efficiently and reliably through print or the Internet. RR Donnelley Logistics (Logistics) delivers printed products and packages to the U.S. Postal Service (USPS), saving our customers significant time and money. We also offer a full range of services to deliver value, maximize content effectiveness, enhance our clients’ businesses and build their customer relationships via the Internet.

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

The following describes the end markets we serve:

Magazines, Catalogs and Retail    RR Donnelley is a leader in the North American magazine, catalog and retail markets. These markets are characterized by demand for large, cost-effective print runs with opportunity for differentiation among competitors through services such as Premedia and Logistics. Our U.S. customers include the majority of the top 10 magazine titles and a majority of the largest consumer catalog companies and retailers. Contracts typically span from three to five years.

We are also a leader in providing short-run publishers, catalogers and associations with comprehensive communications solutions. We serve customers with highly targeted audiences and typical production runs of 15,000 to 200,000 copies. We offer full-service and cost-effective solutions for business-to-business and consumer magazine and catalog publishers, as well as journal, association and academic publishers.

Telecommunications    RR Donnelley is a worldwide leader in the telephone directory market. We serve the global directory needs of telecommunications providers, including three of the four U.S. Regional Bell Operating Companies (SBC, Verizon and Qwest), independent directory publishers such as Yellow Book, Feist, RH Donnelley and White Directories, and leading international directory publishers such as Yell and Shanghai Telephone. Directory contracts typically span five to 12 years, with our current major contracts expiring between 2006 and 2015.

Book    RR Donnelley, the leader in the North American book market, serves the consumer, religious, educational and specialty book segments. We are a key services provider for the majority of the top 10 U.S. book publishers and we typically print more than 50% of The New York Times’ adult best-seller titles. We also print approximately one-third of all textbooks used in U.S. classrooms.

Premedia    RR Donnelley’s Premedia business partners with customers to effectively create, manage, prepare and distribute customer content. We offer services in both conventional and digital photography, creative and color services, page production, ad management, facilities management and content management. Integrating these core competencies enables us to help customers efficiently, consistently and successfully deliver their messages across multiple channels, including print and the Internet. We leverage our experience in content production and workflow optimization to link customers’ creative processes with today’s technologies. Facilities located in key markets provide close customer contact with nationwide scale-up capabilities. Premedia’s services are used by leading-edge companies in the advertising, catalog, corporate, magazine, retail and telecommunications markets.

Financial    RR Donnelley’s financial business, a leader in the U.S. and international financial services markets, supports the communications needs of corporations, and their investment banks and law firms, as those corporations access the global capital markets. We also are a leading provider of customized communications solutions for investment management, banking, insurance, and managed care companies.

Our capital markets business is a global leader integral to the capital raising and regulatory process worldwide. Our global service network, manufacturing platform and distribution system give us unique advantages in servicing the capital raising industry, particularly for large financial transactions, including initial public offerings, mergers and acquisitions. We serve our corporate, legal and investment banking clients’ needs for responsiveness and reliability by providing EDGAR expertise, project and content management, virtual deal management and web-based solutions, and process insight. During 2003, our self-filing NET.filer solution was expanded to all Section 16 documents and client education programs were added to help our clients meet the accelerated and expanded filing requirements mandated by the U.S. Securities and Exchange Commission (SEC).

Our customized communications solutions business is a leader in the U.S. investment fund companies market, for which we manage and produce compliance and marketing communications more efficiently and effectively. We provide an integrated suite of content and information management, production and delivery solutions designed to help our clients meet U.S. disclosure requirements and to generate longer-lasting relationships with their customers. In 2003, we introduced Document Directorsm, our exclusive web-based technology platform that enables content to be shared across multiple communications, supporting enhanced workflow and process efficiency.

Direct Mail    Direct Mail offers expertise in a wide range of direct marketing print and related services, to guide customers smoothly and cost-effectively through direct-marketing projects. Our full-service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. We produce highly personalized and sophisticated direct mail pieces that generate results for our customers.

International    We have extended our core competencies for high-quality print and related services into non-U.S. geographic markets. These markets tend to be emerging, with favorable demographic trends such as rising education levels and increasing disposable income. Our operations in Latin America, Poland and China, where we produce magazines, books, telephone directories and technology manuals, are reported as “International.” Financial’s international revenue is included in “Financial.” Directory revenues from England are included in “Telecommunications.”

Logistics    RR Donnelley is one of the largest users of the USPS, handling over 20 billion print and mail pieces and over 180 million packages each year. Distribution costs are a significant component of our customers’ cost structures, and our ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator. By leveraging our national network as well as the USPS infrastructure to make the final delivery to households and businesses, we provide more economical logistics services to both markets. Through “zone skipping,” greater postal discounts are obtained, and we provide more economical, reliable and easy-to-use delivery services for our customers.

In addition to delivering packages and printed material, Logistics also provides expedited distribution of time-sensitive and secure material (expedited services). Together, these services help merchandisers and other businesses manage their supply chains more effectively and at a lower cost.

Beginning January 1, 2003, we revised our segment reporting to reflect Financial as a separate segment. Our Financial operations were previously reported within the Other business segment. As a result of these changes, we disclose the following three reportable segments: Print, Logistics and Financial.

Financial and other information relating to these business segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18, Industry Segment Information, to the consolidated financial statements. Within the Print segment, our business is concentrated geographically in the U.S., and we have 31 operating facilities as of December 31, 2003 that generated $3.0 billion in net sales in 2003. Within the Logistics segment, we have 33 operating facilities within the U.S. as of December 31, 2003 that generated $913 million in net sales in 2003. Within the Financial segment, we have six operating facilities in the U.S. and two operating facilities outside the U.S. as of December 31, 2003 that generated $426 million in net sales in 2003. Direct Mail, included in the Other segment, has three operating facilities in the U.S. as of December 31, 2003 that generated $112 million in net sales in 2003. In addition to our U.S. facilities, we operate nine plants in Latin America, Europe and China. Information relating to our international operations is included in Note 19, Geographic Area Information, to the consolidated financial statements.

Commercial printing remains a competitive industry. Consolidation among our customers and in the printing industry, as well as over-capacity in the industry as a whole, has put pressure on prices and increased competition among printers. We compete by leveraging our position and size, generating continued productivity improvements and enhancing the value we deliver to our customers by offering them products and services that improve their effectiveness and reduce their total delivered cost. While we have contracts with many of our print customers as discussed below, there are many competing companies and renewal of these contracts is dependent, in part, on our ability to continue to differentiate ourself from the competition. While our manufacturing and distribution facilities are well located for the global, national or regional distribution of our products, competitors in some areas of the U.S. may have a competitive advantage in some instances due to such factors as freight rates, wage scales and customer preference for local services. In addition to location, other important competitive factors are price and quality, as well as the range of available services.

Demand in several of the end markets served by Print and Logistics is affected by advertising and consumer spending trends. Historically, our businesses which serve the Magazines, Catalogs and Retail and Book end markets generate higher revenues in the second half of the year, driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes. These same factors drive higher revenues in the second half of the year for both our print and package logistics businesses.

Approximately 60% of our total company sales are under term contracts with customers, with the remainder on a single-order basis. For some customers, we print and provide related services for different publications under different contracts. Contracts with our larger customers normally run for a period of years (usually three to five years, but longer in the case of contracts requiring significant capital investment) or for an indefinite period subject to termination on specified notice by either party. These sales contracts generally provide for price adjustments to reflect price changes for materials, wages and utilities. No single customer had a relationship with the company that accounted for 10% or more of our sales in 2003.

The primary raw materials we use in our print businesses are paper and ink. In 2003, we spent approximately $1.3 billion on raw materials. We are a large purchaser of paper and our focus is to improve materials performance and total cost management for our customers, which we believe is a competitive advantage. We negotiate with leading suppliers to maximize our purchasing efficiencies, but we do not rely on any one supplier. We have existing paper supply contracts (at prevailing market prices) to cover substantially all of our requirements through 2004 and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and related materials are currently available in sufficient amounts, and we believe that we will have adequate supplies in the future. We also coordinate purchasing activity at the local facility and corporate levels to increase economies of scale.

Our Logistics segment is a large purchaser of transportation services. While there are currently sufficient sources of these services, the cost of such services has been affected by fuel prices as well as by changes in government regulations. We continually work to leverage the volume we give third-party transportation companies in order to minimize transportation costs.

Our overriding objectives in the environmental, health and safety areas are to create sustainable compliance and an injury-free workplace. We believe that estimated capital expenditures for environmental controls to comply with federal, state and local provisions, as well as expenditures, if any, for our share of costs to clean hazardous waste sites that have received our waste, will not have a material effect on our results of operations or our competitive position.

As of December 31, 2003, we had approximately 30,000 employees. Approximately 7,400 employees in our U.S. workforce have been our employees for 10 to 24 years, and more than 3,100 have been our employees for 25 years or longer. As of December 31, 2003, we employed approximately 24,000 people in the U.S., approximately 360, or 2%, of whom were covered by collective bargaining agreements. In addition, we employed approximately 6,000 people in our international operations, approximately 1,800, or 30%, of whom were covered by collective bargaining agreements.

On November 8, 2003, we entered into a combination agreement with Moore Wallace Incorporated (Moore Wallace), a leading provider of print management and outsourced communications. Based on the terms of the agreement, a direct, wholly-owned subsidiary of RR Donnelley will acquire each of the outstanding common shares of Moore Wallace for 0.63 of a share of common stock of RR Donnelley. We expect that, upon closing of the transaction, we will issue approximately 100 million shares of RR Donnelley common stock, as well as undertake the obligation for the indebtedness of Moore Wallace which was approximately $900 million as of December 31, 2003. The transaction was approved by the Boards of Directors of both RR Donnelley and Moore Wallace, but remains subject to certain closing conditions that include, among others, the receipt of required approval from both companies’ shareholders and Ontario Superior Court of Justice approval of a plan of arrangement. The transaction is expected to close on February 27, 2004. See related discussion under

Expected Impact of Combination with Moore Wallace Incorporated under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 6, 2003, we acquired certain net assets of Momentum Logistics, Inc. (MLI), a Florida-based provider of package distribution services, for approximately $17 million in cash. MLI operates sortation facilities and a dedicated fleet of vehicles to provide package distribution services. The purchase price has been allocated based on estimated fair values at the date of acquisition and resulted in $16 million of goodwill. Subsequently, we recorded an impairment charge of $4 million for goodwill as a result of our annual impairment review performed under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

We did not make any business acquisitions during 2002 or 2001.

In December 2003, we sold our investment in MultiMedia Live to an unrelated third-party purchaser for $2 million in cash.

In July 2003, we sold our 25% equity investment in Global Directory Services Company to an unrelated third-party purchaser for $23 million in cash.

In November 2001, we sold our remaining investment in the common stock of Stream International Inc. (Stream) for $10 million in cash.

See Note 2, Divestitures, and Note 3, Acquisitions and Investments, to the consolidated financial statements for additional information.

During 2003, 2002 and 2001, we announced the closure of several of our facilities within the Print segment, Financial segment and International operations to improve the effectiveness and efficiency of our overall print platform. During 2001, we also closed several start-up operations, including Red Rover Digital, that were included in the Other operating segment. See Note 4, Restructuring and Impairment, to the consolidated financial statements for more details.

Available Information    We maintain an Internet website at www.rrdonnelley.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC.

Special Note Regarding Forward-Looking Statements    Our Annual Report to Shareholders, including this Form 10-K, are among certain communications that contain forward-looking statements, including statements regarding our financial position, results of operations, market position, product development and regulatory matters. When used in such communications, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our estimates, assumptions, projections and current expectations and are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside our control, including war or acts of terrorism affecting the overall business climate; competition with other communications services providers based on pricing and other factors; fluctuations in the cost of paper, fuel and other raw materials we use; changes in postal rates and postal regulations; seasonal fluctuations in overall demand for services; changes in customer demand; changes in the advertising and printing markets; changes in the capital markets that affect demand for financial printing; the financial condition of our customers; our ability to continue to obtain improved operating efficiencies; our ability to continue to develop new solutions for our customers; the general condition of the U.S. economy and the economies of other countries in which we operate; changes in the rules and regulations to which we are subject and the cost of complying with these rules and regulations, including environmental and health and welfare benefit regulations; changes in the costs of healthcare and other benefits provided to our employees; changes in the rules and regulations to which our customers are subject, particularly those affecting privacy or the printing requirements of Financial or Telecommunications customers; our ability to complete acquisitions, including the combination with Moore Wallace, and to integrate the operations of the acquired businesses; and other factors set forth in this Form 10-K and other company communications generally. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.    PROPERTIES

Our corporate office is located in leased office space in a building in Chicago, Illinois. In addition, as of December 31, 2003, we lease or own 73 U.S. facilities, some of which have multiple buildings and warehouses. The U.S. facilities encompass approximately 18.8 million square feet. We lease or own 11 international facilities encompassing approximately 2.3 million square feet in Latin America, Europe and Asia. Of the U.S. and international manufacturing and warehouse facilities, approximately 17.2 million square feet of space is owned, while the remaining 3.9 million square feet of space is leased. In addition, we have sales offices and financial services centers across the U.S., Latin America, Europe and Asia.

ITEM 3.    LEGAL PROCEEDINGS

On December 18, 1995, a class action was filed against us in federal district court in Chicago alleging that older workers were discriminated against in selection for termination upon the closing of the Chicago catalog operations (Gerlib, et al. v. R.R. Donnelley & Sons Co.). The suit also alleged that we violated the Employee Retirement Income Security Act (ERISA) in determining benefits payable under its Retirement Benefit and Separation Pay Plans to retiring or terminated employees.

On November 25, 1996, a class action was brought against us in federal district court in Chicago, Illinois, on behalf of current and former African-American employees, alleging that we racially discriminated against them in violation of Section 1981 of the Civil Rights Act of 1871, as amended, and the U.S. Constitution (Jones, et al. v. R.R. Donnelley & Sons Co.). The complaint seeks declaratory and injunctive relief, and asks for actual, compensatory, consequential and punitive damages in an amount not less than $500 million.

On June 30, 1998, a class action was filed against us in federal district court in Chicago on behalf of current and former African-American employees, alleging that we racially discriminated against them in violation of Title VII of the Civil Rights Act of 1964 (Adams, et al. v. R.R. Donnelley & Sons Co.). While making many of the same general discrimination claims contained in the Jones complaint, the Adams plaintiffs also claimed retaliation by us for the filing of discrimination charges or otherwise complaining of race discrimination.

On December 28, 2000, a purported class action was brought against us and certain of our benefit plans in federal district court in Chicago on behalf of certain former employees of the Chicago catalog operations (Jefferson, et al. v. R.R. Donnelley & Sons Co., et al.). The suit alleged that enhanced pension benefits were not paid to plaintiffs and that plaintiffs are being required to contribute to the costs of retiree medical coverage, both allegedly in violation of plan documents and ERISA.

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

Following fairness hearings held in March and April, 2003, the district court approved settlements resolving all of the issues in the Adams, Gerlib and Jefferson cases and the issues in Jones which related to claims arising in locations other than the Chicago catalog operations without any admission of wrongdoing by us. The total amount paid in connection with the settlements was $21 million, of which $9 million was paid by our Retirement Benefit Plan. The total pretax charge during 2002 related to these settlements was $16 million and was recorded in cost of sales in the consolidated statements of income on page F-2.

In a decision issued September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two-year statute of limitations applies to the claims in Jones filed under Section 1981 of the Civil Rights Act. The court of appeals remanded the case for further proceedings consistent with its opinion, and on November 21, 2002, the court of appeals denied plaintiffs’ petition for rehearing. On May 19, 2003, the United States Supreme Court agreed to review the issue of the appropriate statute of limitations to apply and has the matter scheduled for argument on February 24, 2004.

While the settlements described dispose of the Adams, Gerlib and Jefferson cases, and a portion of the Jones litigation, the issue relating to the application of the statute of limitations to certain of the discrimination claims in the Jones case has not been finally decided. Management is unable to make a meaningful estimate of the overall loss, if any, that could result from an unfavorable final determination of this matter.

We have been designated as a potentially responsible party in 13 federal and state Superfund sites. In addition to the Superfund sites, we may also have the obligation to remediate five other previously-owned facilities; our share of these remediation costs is estimated to be less than $1 million. We have established reserves that are believed to be adequate to cover our share of the potential costs of remediating each of the Superfund sites and the previously-owned facilities. Although management believes its estimates are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information about the extent of the remediation required becomes available. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that our liability could be joint and several, meaning that we could be required to pay an amount in excess of our proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously-owned facilities has been considered, where appropriate, in the determination of our estimated liability. Management believes that any Superfund costs associated with our current status as a potentially responsible party in the Superfund sites or as a liable party at the previously-owned facilities will not be material to our financial position, results of operations or cash flows.

From time to time, our customers file voluntary petitions for reorganization under U.S. bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator. Management believes that the final resolution of these preference items will not have a material adverse effect on our financial position, results of operations or cash flows.

In addition, we are a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

On January 20, 2004, we mailed a joint management information circular and proxy statement to all RR Donnelley stockholders of record as of January 15, 2004, in connection with a special meeting of RR Donnelley stockholders to be held on February 23, 2004. The purposes of the meeting are to vote on a proposal to approve the issuance of shares of RR Donnelley common stock as contemplated by the combination agreement dated November 8, 2003, between RR Donnelley and Moore Wallace, and to vote on the adoption of a new performance incentive plan.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years(1)
John C. Campanelli 46, President, Print	1990	Management responsibilities within Print for Magazines, Catalogs and Retail; Book; Global Solutions; Optimization; Solutions Delivery; Premedia; Telecommunications; Finance; and Human Resources. Prior experience as President, Logistics.

William L. Davis 60, Chairman of the Board, President and Chief Executive Officer	1997	Management responsibilities as Chairman of the Board, President and Chief Executive Officer. Prior experience as Senior Executive Vice President at Emerson Electric Company, manufacturer of electrical, electronic and related products, from January 1993 until March 1997.

Monica M. Fohrman 54, Senior Vice President, General Counsel and Secretary	1988	Management responsibilities for Legal Department, Secretary’s Office and Community Relations.

Joseph C. Lawler 54, Executive Vice President	1995	Management responsibilities for Logistics; Financial; Direct Mail; International Operations; and Government Relations. Prior experience as President, Catalog Services and President, Merchandise Media.

Gregory A. Stoklosa 48, Executive Vice President and Chief Financial Officer	1993	Management responsibilities for Investor Relations; Treasury; Financial Reporting and Accounting; Financial Planning and Analysis; Internal Audit; and Taxes. Prior management experience as Vice President, Treasurer and Vice President, Corporate Controller.

(1)	Each officer named has carried on his or her principal occupation and employment in the company for more than five years.

PART II

ITEM 5.     MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange and Pacific Exchange, Inc.

As of February 4, 2004, there were 8,260 stockholders of record. Quarterly prices of our common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the two years ended December 31, 2003, are contained in the chart below:

			Common Stock Prices
	Dividends Paid		2003		2002
	2003	2002	High	Low	High	Low
First Quarter	$0.25	$0.24	$23.35	$16.94	$31.35	$27.50
Second Quarter	0.25	0.24	26.47	18.17	32.10	25.76
Third Quarter	0.26	0.25	27.59	23.06	28.40	22.63
Fourth Quarter	0.26	0.25	30.15	24.75	23.55	18.50
Full Year	1.02	0.98	30.15	16.94	32.10	18.50

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(Thousands of dollars, except per-share data)

	2003	2002	2001	2000	1999
Net sales	$4,787,162	$4,754,937	$5,297,760	$5,764,335	$5,415,642
Income from continuing operations*	176,509	142,237	24,988	266,900	311,515
Loss from discontinued operations	—	—	—	—	(3,201)
Net income*	176,509	142,237	24,988	266,900	308,314
Net income per diluted share*	1.54	1.24	0.21	2.17	2.38
Total assets	3,188,950	3,181,963	3,385,617	3,914,202	3,853,464
Noncurrent liabilities	1,322,216	1,312,639	1,512,920	1,491,093	1,511,743
Cash dividends per common share	1.02	0.98	0.94	0.90	0.86

*	Includes the following significant items affecting comparability:

•	For 2003: restructuring and impairment charges of $16 million ($13 million after-tax, or $0.12 per diluted share), gain on sale of investments of $6 million ($4 million after-tax, or $0.04 per diluted share) and a tax benefit of $46 million ($46 million after-tax, or $0.40 per diluted share; see Note 10, Income Taxes, to the consolidated financial statements);

•	For 2002: restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share), tax benefit from the settlement with the IRS on corporate-owned life insurance (COLI) of $30 million ($30 million after-tax, or $0.26 per diluted share) and gain on sale of businesses and investments of $6 million ($6 million after-tax, or $0.06 per diluted share);

•	For 2001: restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share), gain on sale of businesses and investments of $7 million ($7 million after-tax, or $0.05 per diluted share) and loss on investment write-downs of $19 million ($19 million after-tax, or $0.16 per diluted share);

•	For 2000: gain on sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); and

•	For 1999: gain on sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Form 10-K.

Overview

We operate principally in the commercial print portion of the print industry, with related service offerings designed to offer customers complete solutions for communicating their messages to targeted audiences. The dominant macro-economic and industry-wide trend for the past three years has been weaker demand during a slow economy that has generated excess industry capacity resulting in increased competition and downward pricing pressures. In this intensified competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. We believe this environment has led to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome/offset industry over-capacity and pricing pressures.

Beginning January 1, 2003, we revised our segment reporting to reflect Financial as a separate segment. Our Financial operations were previously reported within the Other segment. As a result of these changes, we disclose three reportable segments: Print, Logistics and Financial.

The primary drivers affecting our business differ by segment. In our Print segment, consumer confidence and economic growth rates are key drivers of demand for commercial print, as these factors affect the level of advertising and merchandising activity. While general economic trends have recently begun to improve, we have not yet begun to see the positive effects of an economic recovery within our Print segment. Historical trends indicate that magazine advertising pages, a key indicator of demand for printing products and services, recover more slowly after a recession than other sectors of the economy.

Our Financial segment’s results are driven by the level of deal activity in the capital markets, as well as regulatory compliance requirements and our ability to capture market share. During the second half of 2003, we benefited from increased capital markets activity following a three-year period of economic slowdown, as well as from our ability to gain market share through our focus on customer service. Continued increases in capital markets activity are likely to positively affect demand for services within our Financial segment. However, volatility in the global capital markets makes it difficult to predict the future level of demand.

Our Logistics segment serves our customers by consolidating and delivering printed products (print logistics) and packages (package logistics) to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance. As postal costs are a significant component of our customers’ cost structures, our Logistics segment is focused on providing services that enhance value to customers by improving the cost efficiency of mail processing and distribution. Our print logistics business is subject to many of the same macro-economic drivers as our print businesses. However, we have partially overcome negative market demand trends of recent years by growing our volume with products printed by other printers, but delivered by us (third-party volume), due to our scale and performance levels. Print logistics is profitable and strategically important to our print customers.

During 2003, operating results of our package logistics business were negatively impacted by start-up problems at a new consolidation facility, as well as operational issues from a recent acquisition. In addition, we identified weaknesses in our transactional processing systems for packages as we increased our scale of operations and entered into more complex customer and carrier arrangements. Our ability to improve the profitability of our package operations is contingent upon our ability to fully address these operational and transactional processing issues as discussed on pages 23 and 44, as well as to sustain and grow our customer base.

In response to the above trends, we have regularly assessed our manufacturing platforms and logistics network to assure that they are efficient, flexible and aligned with customer needs. To meet this objective, we have closed several facilities that lacked the necessary scale and geographic location to remain competitive, and invested in expansions of other more scaleable operations. In addition, we have continued to execute other cost reduction initiatives across all of our operations. We have also implemented strategic initiatives, including productivity programs such as six sigma and process variability reduction, as well as business process redesign, which have positively impacted our financial results and helped to mitigate the effects of price erosion. Likewise, we have focused on creating new revenue opportunities for value-added services such as premedia and logistics. As a result, we have created a broader platform to sell more products and services as well as improve incremental revenue and profit growth within our current customer base.

In November 2003, we announced that we had entered into a definitive combination agreement (the Combination) with Moore Wallace Incorporated (Moore Wallace). The transaction is anticipated to bring together two print industry leaders with highly complementary products and services to create the world’s premier full-service global provider and the largest printing company in North America. The strategy for the combined company will focus on improved returns, lower costs and increased profitability; increased financial strength; and enhanced revenue opportunities. While the detailed plans have not yet been finalized, management believes that the Combination will impact operating results in future periods through improved cross-selling efforts by providing a “total management solution”; leveraging product and distribution strengths; aggressive cost reduction efforts, including headcount and facility rationalization; and increased purchasing power with suppliers to reduce costs and increase efficiencies.

Unless indicated otherwise, the discussion and financial results disclosed in this Annual Report on Form 10-K relate to RR Donnelley as a stand-alone entity, and do not reflect the impact of the pending Combination with Moore Wallace Incorporated. See Expected Impact of Combination with Moore Wallace Incorporated for further discussion of the transaction.

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

Revenue Recognition

We recognize print revenue when title and risk of loss transfers to the customer and the earnings process is complete. Approximately 60% of our business is under contract. Contracts typically specify F.O.B. shipping point terms. We generally recognize revenue upon final shipment for a print job and not on a partial shipment basis. For most print jobs, it is common for customers to inspect the quality of the product at our facilities up to and including at the time of shipment. Our products are not shipped subject to any contractual right of return provisions. Absent specific contract terms, we recognize revenue upon final delivery of the product or upon completion of the service performed.

Within our Financial segment, which serves the global financial services end market, we produce highly customized materials such as regulatory S-filings, initial public offerings and mutual fund compliance communications, as well as provide EDGAR-related services. Revenue is recognized for these customers following final delivery of the printed product or upon completion of the service performed.

Revenues related to our Premedia operations, which include digital content management such as photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to Logistics, whose operations include the delivery of packages and printed material, we recognize revenue upon completion of the delivery services we provide.

Accounting for Goodwill and Certain Other Intangibles

In assessing the recoverability of goodwill and other intangible assets with indefinite lives, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates and related assumptions change in the future, we may be required to record impairment charges not previously recorded. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and are required to assess goodwill and intangible assets with indefinite lives for impairment at a minimum annually, using a two-step process that begins with an estimation of the fair value of the reporting unit. The first step is a screen for impairment, and the second step measures the amount of any impairment. These tests utilize fair value amounts that are determined by discounting estimated future cash flows developed by management. See Note 5, Goodwill and Other Intangible Assets, to the consolidated financial statements for additional information.

Commitments and Contingencies

We are subject to lawsuits, investigations and other claims related to environmental, employment and other matters, as well as preference claims related to amounts received from customers prior to their seeking bankruptcy protection. Periodically, we review the status of each significant matter and assess potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and may revise our estimates. See Note 8, Commitments and Contingencies, to the consolidated financial statements for a description of certain legal proceedings.

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

Investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for our share of any declines in the fair value of the underlying properties that are deemed to be other than temporary. Our basis for determining fair value of the underlying properties requires applying management’s judgment using a significant number of estimates. We derive our estimates of fair value using remaining future tax credits to be received and expected residual values upon sale or disposition of our ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships and include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. Should these assumptions differ from actual results in the future, we may be required to further write down our carrying value of these investments. See Note 1, Summary of Significant Accounting Policies, and Note 3, Acquisitions and Investments, to the consolidated financial statements for additional information.

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities, and any valuation allowance recorded against the deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various domestic and foreign tax authorities. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different from that which is reflected in our historical income tax provisions and accruals.

We have recorded deferred tax assets related to domestic and foreign tax loss carryforwards. Limitations on the utilization of these tax assets may apply; accordingly, we have provided a valuation allowance to reduce certain of these deferred tax assets as we have concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. In the event that actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance may need to be recorded.

It is the company’s policy to not record a tax benefit for net operating losses in countries with a limited net operating loss carry-forward period. Additionally, no provision has been recorded on unremitted earnings which are considered to be indefinitely invested in non-U.S. subsidiaries.

Defined Benefit Retirement Plans

We present the status of our defined benefit obligations and related plan assets in Note 9, Retirement Plans, to the consolidated financial statements. Plan assets, which consist primarily of marketable equity securities and corporate and government fixed income securities, are valued using market quotations. Plan obligations and annual pension and postretirement benefit income are determined by actuaries using a number of key assumptions. Key assumptions include the discount rate, the estimated future return on plan assets, and the anticipated rate of future salary increases. We determine the discount rate to be used for purposes of computing annual income or expense as of the beginning of the year (using a measurement date of September 30), based on an index of high-quality corporate bond yields as of that date. The weighted average discount rates assumed for determining annual pension and postretirement income (expense) in 2003 were 6.7% and 6.8%, respectively. We expect to lower the discount rates for purposes of determining both pension and postretirement income (expense) to 6.0% in 2004 due to a decline in high-quality corporate bond yields as of September 30, 2003.

We determine the estimated return on plan assets primarily based on long-term historical returns of equity and fixed income markets according to our respective plan allocations. The weighted average expected asset return for our pension plans as of the end of 2003 was 8.9%. Plan assets for our pension plans are generally allocated as follows: domestic equity (70%); non-U.S. equity (20%) and fixed income securities (10%). By assuming historic returns of 10% for equity and 6% for fixed income securities as a benchmark, the weighted average expected return based on our pension plan asset allocation would be 9.6% compared with our assumed rate of 8.9%. While we have assumed no change in targeted asset allocation percentages for 2004, we intend to lower our expected long-term rate of return to 8.5% based on declines in equity market performance, primarily over the last three years, versus long-term historical averages.

The weighted average expected asset return for our postretirement benefit plans as of the end of 2003 was 8.5%. Plan assets for our postretirement benefit plans are generally allocated as follows: domestic equity (55%), non-U.S. equity (20%) and fixed income securities (25%). By assuming historic returns of 10% for equity and

6% for fixed income securities, the weighted average expected return based on our postretirement benefit plan allocation would be 9.0%, compared with our assumed rate of 8.5%. While we have assumed no change in asset allocation percentages for 2004, we intend to lower our expected long-term rate of return to 8.0% based on declines in equity market performance, primarily over the last three years, versus long-term historical averages.

As a result of the expected assumption changes for 2004 as noted above, we anticipate pension and postretirement income to be reduced by approximately $22 million in 2004. We expect to make approximately $17 million in cash contributions to our pension plans during 2004.

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

Items Affecting Comparability of 2003 with 2002

The following significant items affect comparability of the consolidated statements of income and segment operating results for 2003 and 2002:

	Year Ended December 31
	2003			2002
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
	In Thousands, except per-share data
As reported	$208,277	$176,509	$1.54	$175,733	$142,237	$1.24

Included in earnings from operations:
Restructuring and impairment charges	$(16,427)	$(13,090)	$(0.12)	$(88,929)	$(54,104)	$(0.47)
By-product revenues	47,796	28,677	0.25	46,093	27,656	0.24
Gain on sale of assets	4,312	2,630	0.02	6,890	6,890	0.06
Insurance recovery related to 9/11	2,047	1,228	0.01	1,600	960	0.01
Provision for litigation	—	—	—	(16,000)	(9,600)	(0.08)
Pension and postretirement income	311	280	—	19,907	11,944	0.10
LIFO (provision) benefit	(840)	(504)	—	4,800	2,880	0.03

	37,199	19,221	0.16	(25,639)	(13,374)	(0.11)

Included in other income (expense):
Affordable housing investment write-downs	(23,250)	(13,950)	(0.12)	(26,000)	(15,600)	(0.14)
Gain on sale of businesses and investments	5,526	4,039	0.04	6,350	6,350	0.06
COLI-related expenses upon policy surrender	—	—	—	(4,520)	(2,712)	(0.02)

	(17,724)	(9,911)	(0.08)	(24,170)	(11,962)	(0.10)

Included in tax benefit (provision):
Tax benefit	—	45,792	0.40	—	30,000	0.26

Total items affecting comparability	$19,475	$55,102	$0.48	$(49,809)	$4,664	$0.05

Restructuring and impairment: Operating results for 2003 and 2002 were affected by the following restructuring and impairment charges:

•	2003 included pretax restructuring and impairment charges of $16 million ($13 million after-tax or $0.12 per diluted share). The 2003 pretax charge included costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Included were impairment charges of $7 million ($7 million after-tax or $0.06 per diluted share) related to the closure of a directory plant in Chile ($3 million) within the Other segment and a write-down of goodwill within the Logistics segment ($4 million). Restructuring and impairment charges for 2003 by segment were as follows: Print: $3 million; Logistics: $4 million; Financial: $3 million; and Other: $6 million.

•

2002 included pretax restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share). The 2002 pretax charge included $15 million to close our Berea, Ohio facility, which is included in the Print segment, as well as additional workforce reductions at several other facilities throughout the company. Due to the magnitude of the workforce reductions that occurred in 2002, we recorded a pretax restructuring and impairment charge of $8 million in 2002 within the Corporate segment related to a curtailment loss on our postretirement benefit plans. In addition, we incurred certain costs in 2002 associated with defined exit activities from previously announced restructuring plans. Restructuring and impairment charges for 2002 by segment were as follows: Print: $55 million; Logistics: $2 million; Financial: $10 million; Corporate: $16 million and Other: $6 million.

For a further description of restructuring activities and cumulative activity since inception of the restructuring plans, see Note 4, Restructuring and Impairment, to the consolidated financial statements.

By-product revenues: 2003 included pretax income of $48 million for by-product revenues compared with $46 million in 2002. By-product revenues are recorded as a reduction in our cost of materials, the majority of which relates to the Print segment.

Gain on sale of assets: 2003 included a $2 million pretax gain on the sale of our Casa Grande, Arizona manufacturing facility, and a $2 million pretax gain on the sale of land in the U.K., both included in the Print segment. 2002 included a $7 million pretax gain on the sale of our York, England manufacturing facility following the opening of our newly-constructed plant in Flaxby, England, included in the Print segment.

Insurance recovery related to 9/11: 2003 and 2002 both included a $2 million pretax gain from the collection of insurance proceeds from claims related to September 11th, included in the Financial segment and recorded as a reduction in our cost of sales.

Provision for litigation: 2002 included a $16 million pretax provision for the settlement of certain litigation, included in the Corporate segment. See Note 8, Commitments and Contingencies, to the consolidated financial statements for further information.

Pension and postretirement income: 2003 included less than $1 million of pretax pension and postretirement income compared with $20 million of pretax income in 2002, primarily in the Corporate segment. The decline between years is primarily a result of changes in our assumptions for expected returns on plan assets and our discount rate.

Affordable housing write-downs: 2003 included a pretax charge of $23 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $26 million in 2002. The write-downs reflected declines in the underlying estimated fair value of our affordable housing investments and were included in the Corporate segment.

Gain on sale of businesses and investments: 2003 included a $4 million pretax gain related to the sale of our 25% equity investment in Global Directory Services Company included in the Print segment and a $2 million pretax gain related to the sale of our cost basis investment in MultiMedia Live included in the Corporate segment. 2002 included a $6 million pretax gain from the collection of a note receivable that had been previously reserved in connection with the sale of our investment in Modus Media International (MMI) in 1999, included in the Corporate segment.

COLI-related expenses upon policy surrender: 2002 included a $5 million pretax charge for expenses related to the surrender of certain corporate-owned life insurance (COLI) policies in conjunction with our settlement with the Internal Revenue Service (IRS) for disputed COLI deductions; see Note 10, Income Taxes, to the consolidated financial statements for further information.

Tax benefit: 2003 included a tax benefit of $46 million, the largest component of which was a non-cash benefit of $40 million due to the favorable resolution of IRS audits for 1996 through 1999. In addition, we recorded a $6 million receivable related to refundable income taxes in Latin America due to the utilization of tax loss carrybacks. 2002 included a non-cash benefit of $30 million related to our settlement with the IRS for disputed COLI deductions; see Note 10, Income Taxes, to the consolidated financial statements for further information.

Results of Operations—2003 compared with 2002

Consolidated net sales increased $32 million, or 0.7%, between years to $4.8 billion in 2003, driven by an increase in net sales of our Logistics segment of 16.5% and International of 20.1% included within our Other segment, partially offset by a decline in net sales of our Print segment of 4.4%. Net sales of our Logistics segment increased $129 million between years, which reflected higher net sales across both our print and package logistics businesses. The acquisition of MLI in March 2003 within the package logistics business contributed an incremental $49 million in net sales between years.

For our print-related businesses, value-added revenue represents net sales less the cost of materials. For some customers, we purchase paper used in the printing process and pass through this cost (referred to as “pass through material sales”) at a margin that is lower than print and related services; other customers furnish their own paper. The value of customer-furnished paper is not reflected in our financial results. For our Logistics segment, value-added revenue represents net sales less the cost of transportation and postage. By measuring value-added revenue, we eliminate the effects of material prices and transportation and postage cost, as well as mix issues related to customer-furnished versus RR Donnelley-furnished paper. Management, therefore, views value-added revenue as a preferable performance measure of its own value-added products and services. Other companies may use a measure which is calculated in a similar manner, but which may not be comparable.

Consolidated value-added revenue increased $14 million, or 0.5%, to $2.8 billion in 2003, driven by an increase in value-added revenue of our Logistics segment of 27.6% and International of 21.6% included within our Other segment, partially offset by a decline in value-added revenue of our Print segment of 2.9%. Value-added revenue of our Logistics segment increased $52 million between years, primarily due to an incremental $43 million in value-added revenue from our acquisition of MLI. The Print segment’s decline in value-added revenue of 2.9% was less than the decline in net sales primarily due to higher customer-furnished paper and improved material yield in 2003.

Value-added revenue is also affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in our cost of materials. In 2003, we recognized a reduction in cost of materials of $48 million from by-product revenues, compared with a reduction of $46 million a year ago.

Gross profit as a percentage of net sales (gross margin) was 17.5% in 2003 compared with 18.2% in 2002, primarily due to declines in gross margin of our Logistics and Print segments, partially offset by a higher gross margin at our Financial segment. The Logistics segment has a lower gross margin than the Print segment and represented a higher proportion of our net sales in 2003 (19.1% in 2003 versus 16.5% in 2002). The Logistics segment’s gross margin decreased between years, primarily due to start-up costs associated with a new consolidation facility in the Northeast ($9 million), the impact of the MLI acquisition ($8 million) and a product mix shift to lighter-weight packages. The Print segment’s gross margin was negatively impacted in 2003 primarily by price deterioration and unfavorable work mix, as well as lower gains on asset sales ($3 million), partially offset by higher volume and the impact of restructuring savings and productivity initiatives. The Financial segment’s gross margin increased between years, due to a mix shift toward higher margin capital markets work and the impact of restructuring savings and cost reduction initiatives.

Selling and administrative expenses increased $15 million between years, or 2.8%, to $548 million in 2003. Compared with 2002, a higher provision for doubtful accounts ($7 million, of which $5 million related to Latin America), increased costs to support sales growth in Europe ($7 million), lower benefit plan earnings ($4 million), incremental selling and administrative expenses related to the MLI acquisition ($2 million), and higher volume-based sales incentives (commissions) were partially offset by lower management incentive compensation ($1 million) and restructuring-related savings and cost reduction initiatives. Selling and administrative expenses as a percentage of net sales was 11.5% in 2003, compared with 11.2% in 2002.

Net interest expense decreased $12 million, or 19.8%, in 2003, primarily due to lower effective interest rates and lower average borrowings as compared with the prior year. Other expense, net, was $12 million in 2003 compared with $6 million in 2002. The primary components of other expense, net, in 2003 were as follows: affordable housing write-downs ($23 million) and foreign currency transaction losses, net ($1 million), partially offset by earnings from investments ($3 million), gain on sale of businesses and investments ($6 million) and other miscellaneous income ($3 million). The primary components of other expense, net, in 2002 were as follows: affordable housing write-downs ($26 million) and foreign currency transaction losses, net ($3 million), partially offset by earnings from investments ($6 million), gain on sale of businesses and investments ($6 million) and other miscellaneous income ($11 million).

Earnings before income taxes in 2003 were $208 million compared with $176 million in 2002. Earnings before income taxes included $16 million and $89 million in restructuring and impairment charges for 2003 and 2002, respectively, and the other significant items affecting comparability as noted above. The effective tax rate in 2003 was 15.3% compared with 19.1% in 2002. The lower 2003 effective tax rate reflected a tax benefit of $46 million, including a non-cash benefit of $40 million due to favorable resolution of IRS audits for 1996 through 1999. In addition, we recorded a $6 million receivable for refundable income taxes in Latin America due to the utilization of tax loss carrybacks. The 2002 effective tax rate included a $30 million tax benefit related to our settlement with the IRS surrounding our COLI program (see Note 10, Income Taxes, to the consolidated financial statements). Net income was $177 million, up $35 million from $142 million in 2002. Diluted earnings per share of $1.54 increased $0.30 from $1.24 in 2002.

A summary analysis of expense trends is presented below:

	2003	2002	% Change
	Dollars in Thousands
Cost of materials	$1,339,064	$1,398,944	(4.3)%
Cost of transportation	677,997	599,569	13.1
Cost of manufacturing *	1,666,832	1,610,118	3.5
Depreciation	276,005	288,499	(4.3)
Amortization **	53,354	63,873	(16.5)
Selling and administrative expenses *	539,913	523,388	3.2
Restructuring and impairment charges	16,427	88,929	(81.5)
Net interest expense	50,359	62,818	(19.8)

*	Excludes depreciation and amortization, which are shown separately.
**	Includes write-downs of affordable housing investments classified as other expense, net, of $23 million and $26 million in 2003 and 2002, respectively.

Operating Results by Business Segment—2003 compared with 2002

As discussed more fully in Note 18, Industry Segment Information, to the consolidated financial statements, we have three reportable segments: Print, Logistics and Financial.

The following table shows the trends in net sales and value-added revenue by end market for each of our segments:

	Net Sales			Value-Added Revenue
	2003	2002	% Change	2003	2002	% Change
	Dollars in Thousands
Magazines, Catalogs and Retail	$1,543,075	$1,585,421	(2.7%)	$963,514	$990,890	(2.8%)
Book	663,273	705,390	(6.0%)	480,312	509,416	(5.7%)
Telecommunications	632,184	679,422	(7.0%)	344,193	341,861	0.7%
Premedia	117,876	120,942	(2.5%)	117,876	120,948	(2.5%)

Print	2,956,408	3,091,175	(4.4%)	1,905,895	1,963,115	(2.9%)

Logistics	913,207	784,024	16.5%	238,747	187,146	27.6%
Financial	426,231	427,453	(0.3%)	361,379	362,602	(0.3%)
Direct Mail	112,360	138,776	(19.0%)	68,772	82,229	(16.4%)
Other (1)	378,956	313,509	20.9%	195,308	161,332	21.1%

Total Other	491,316	452,285	8.6%	264,080	243,561	8.4%

Total	4,787,162	4,754,937	0.7%	$2,770,101	$2,756,424	0.5%

Cost of materials and transportation	2,017,061	1,998,513

Value-added revenue	$2,770,101	$2,756,424

(1) Includes International (Latin America, Europe and Asia) and Other. Other international locations are included within the respective end markets.

Operating results by business segment for 2003 compared with 2002 are as follows:

Print Segment

The following table summarizes significant items affecting comparability within the Print segment:

	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$312,579	$315,593

Included in earnings from operations:
Restructuring and impairment charges	$(2,782)	$(54,645)
By-product revenues	40,943	40,266
Gain on sale of assets	3,720	6,943

	41,881	(7,436)
Included in other income (expense):
Gain on sale of businesses and investments	4,078	—

Total items affecting comparability	$45,959	$(7,436)

Net sales for our Print segment decreased $135 million in 2003, or 4.4%, from 2002. Net sales for Magazines, Catalogs and Retail decreased $42 million, or 2.7%, between years, primarily reflecting price deterioration and a mix shift to work with a lower price per unit, partially offset by higher volume. The economic slowdown that began in 2000 generated excess industry capacity from reduced demand levels and higher customer bankruptcies resulting in increased competition and pricing pressures. Lower contract prices on renewals have continued to cycle through our 2003 results. The net sales decline of 2.5% in Premedia was driven by these same factors. Net sales of our Book business were down $42 million, or 6.0%, between years, due to lower volumes including fewer reprint orders, lower average prices and a less favorable mix of more soft-cover books with a lower price per unit and fewer case-bound books. Net sales for Telecommunications were down $47 million, or 7.0%, between years, primarily due to more customer-furnished paper and lower average prices, partially offset by higher volume.

Value-added revenue for our Print segment decreased $57 million, or 2.9%, from 2002, primarily due to the net sales declines noted above, partially offset by improved material yield which lowered material costs. Value-added revenue for Telecommunications increased 0.7% between years because of higher volume, as noted above, and favorable foreign currency exchange rates on U.K. directory work that more than offset price declines. This occurred despite a 7.0% decrease in net sales because the portion of the decline in net sales due to more customer-furnished paper had no significant impact on value-added revenue.

Earnings from operations in 2003 for our Print segment increased $3 million, or 1.0%, from 2002. Earnings from operations included $3 million in restructuring and impairment charges for 2003 compared with $55 million in 2002. Our Print segment has not yet begun to see the positive effects of an economic recovery. The negative impact on earnings due to price deterioration and a mix shift to lower margin work as noted above was only partially offset by higher volumes in 2003 and the impact of productivity initiatives and savings related to restructuring actions.

Logistics Segment

The following table summarizes significant items affecting comparability within the Logistics segment:

	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(11,158)	$11,049

Included in earnings from operations:
Restructuring and impairment charges	$(3,736)	$(2,349)

Total items affecting comparability	$(3,736)	$(2,349)

Net sales for our Logistics segment increased $129 million, or 16.5%, from a year ago. Net sales of package logistics were up $97 million, or 19.0%, between years. The acquisition of MLI in March 2003 contributed an incremental $49 million in net sales for package logistics between years. Net sales for package logistics excluding MLI were up 9.3% for 2003 due to higher volumes and postal rate increases which were passed through to customers, partially offset by a mix change toward lighter-weight, lower-priced packages. Net sales of print logistics were up 15.1% for 2003, driven by higher volumes from both our Print segment and from third parties for which we do not provide printing services.

Value-added revenue for our Logistics segment increased $52 million, or 27.6%, between years, of which $43 million related to the acquisition of MLI. Excluding the acquisition of MLI, value-added revenue for our package logistics business was flat between years, despite a 9.3% increase in net sales. In addition to the factors affecting net sales noted above, value-added revenue of our package logistics business was negatively impacted in 2003 by higher transportation costs, partially offset by higher postage discounts due to deeper penetration of the postal system. Higher transportation costs between years were driven by transportation rate increases and higher fuel costs. In addition, higher costs in 2003 resulted from start-up problems at a consolidation facility in the Northeast, which led to the re-routing of packages to other company facilities. These start-up problems were not fully resolved by the fourth quarter of 2003, which is the peak time for package delivery. The company has taken actions to address these start-up problems, and expects to see significant improvements in operational efficiencies at this facility beginning in early 2004. Value-added revenue for our print logistics business increased 11.0% between years, driven by higher net sales, partially offset by higher per-unit transportation costs.

Excluding the impact of the MLI acquisition, the percentage of value-added revenue to net sales for our Logistics segment was 22.7% in 2003, down from 23.9% in 2002. MLI had a significantly higher value-added revenue to net sales percentage (86.2%) in 2003. Unlike the rest of our Logistics segment, MLI owns and operates a dedicated fleet of vehicles to provide package distribution services. MLI’s value-added revenue was a higher percentage of its net sales because these internal operating and distribution costs are included in total cost of sales rather than cost of transportation (which consists of third-party freight costs).

In 2003, our Logistics segment incurred a loss from operations of $11 million, compared with earnings from operations of $11 million in 2002. The loss from operations in 2003 included a $13 million loss from MLI since its acquisition date of March 2003. The MLI loss included a pretax impairment charge of $4 million to write down goodwill, as the estimated future cash flows for this business were not expected to be sufficient to fully recover its carrying value. In early February 2004, we closed MLI’s business-to-business package delivery operations due to poor performance and significant operating losses incurred, while retaining the business-to-consumer operations that complement our base package logistics business. Of the total $13 million operating loss in 2003 from MLI, approximately $7 million related to the business-to-business package delivery operations.

Excluding MLI, the loss from operations for our Logistics segment in 2003 was attributable to operational issues within our package logistics business, partially offset by the improved performance of print logistics. Our package logistics business was hurt in 2003 by start-up costs of approximately $9 million related to our new consolidation facility in the Northeast. In addition to higher transportation costs to re-route packages noted above, we operated a second nearby facility longer than originally anticipated as an operational contingency for the start-up problems. This second facility was closed in January 2004.

Financial Segment

The following table summarizes significant items affecting comparability within the Financial segment:

	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$3,210	$(31,544)

Included in earnings from operations:
Restructuring and impairment charges	$(2,815)	$(10,499)
By-product revenues	1,332	1,313
Insurance recovery related to 9/11	2,047	1,600

Total items affecting comparability	$564	$(7,586)

2003 net sales for our Financial segment decreased $1 million, or 0.3%, from a year ago. Net sales from customized communications solutions decreased 5.9% between years, mostly offset by an increase in capital markets net sales of 3.8%. The 2003 decline in net sales from customized communication solutions was primarily due to lower net sales from investor communications (e.g., prospectuses, annual and semi-annual mutual funds statements), which reflected contraction in the mutual fund market and one large non-recurring deal in 2002. The increase in capital markets net sales between years was driven by a rebound within the domestic capital markets in the second half of 2003 following a period of economic slowdown, and higher fourth quarter 2003 international net sales. Domestic capital markets net sales in 2003 were essentially flat between years, which reflected higher compliance filings (e.g., SEC periodic reports and annual meeting proxy statements), mostly offset by lower transactional activity in the first half of the year (e.g., S-filings, including initial public offerings, secondary offerings and mergers and acquisitions).

Value-added revenue for our Financial segment in 2003 decreased $1 million, or 0.3%, from the prior year, consistent with the decline in net sales.

Earnings from operations for our Financial segment in 2003 were $4 million compared with a loss from operations in 2002 of $33 million. Included in 2003 earnings from operations were restructuring and impairment charges of $3 million consisting primarily of workforce reductions, down $8 million from the prior year. Prior-year restructuring actions included the closing of several print facilities and service centers, and related workforce reductions. Earnings from operations in 2003 were also impacted favorably by restructuring savings of approximately $16 million between years, of which $13 million related to workforce reductions and $3 million to lower depreciation. In addition, earnings from operations in 2003 benefited from cost reduction initiatives of approximately $10 million, including savings from the outsourcing of certain composition-related services offshore. Operating margins in 2003 also reflected a favorable mix change between years due to increased capital markets activity in 2003, which carries higher operating margins than customized communications solutions.

Other and Corporate Segments

The following table summarizes significant items affecting comparability within the Other and Corporate segments:

	2003	2002
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(96,354)	$(119,365)

Included in earnings from operations:
Restructuring and impairment charges	$(7,094)	$(21,436)
By-product revenues	5,521	4,514
Pension and postretirement income (1)	311	19,907
LIFO (provision) benefit	(840)	4,800
Provision for litigation	—	(16,000)

	(2,102)	(8,215)

Included in other income (expense):
Gain on sale of businesses and investments	1,448	6,350
Affordable housing investment write-downs	(23,250)	(26,000)
COLI-related expenses upon policy surrender	—	(4,520)

	(21,802)	(24,170)

Included in tax benefit (provision):
Tax benefit	45,792	30,000

Total items affecting comparability	$21,888	$(2,385)

(1)	Excludes service costs, which are recorded primarily within the Print, Logistics and Financial segments.

2003 net sales for the Other segment increased $39 million, or 8.6%, from a year ago. International net sales in 2003 were up $63 million, or 20.1%, from the prior year, driven by increases in Europe due to volume growth and favorable foreign currency exchange rates, as well as volume growth in Asia, partially offset by lower net sales in Latin America. 2003 net sales for Direct Mail were down $26 million, or 19.0%, from the prior year, driven by lower volume. Included in net sales within the Other segment were $2 million from a start-up operation which was shut-down during the fourth quarter of 2003.

Value-added revenue for the Other segment increased $21 million, or 8.4%, from a year ago, consistent with the increase in net sales.

The 2003 loss from operations for the Other segment was $38 million compared with a loss from operations of $27 million in 2002. The loss from operations for International in 2003 was higher than the prior year, primarily due to lower volume and an additional $5 million provision for doubtful accounts in Latin America; additional start-up costs of a plant in Shanghai, China; and higher restructuring costs of $1 million, partially offset by higher volumes and favorable foreign currency exchange rates in Europe. The loss from operations for Direct Mail in 2003 was higher than the prior year, primarily due to lower volume, partially offset by savings from restructuring actions.

Earnings from operations for the Corporate segment were $8 million in 2003 compared with a loss from operations of $10 million in 2002. Higher earnings from operations of $18 million in the Corporate segment between years were due to the following: lower restructuring and impairment charges ($15 million); lower provision for litigation ($16 million); lower management incentive compensation ($9 million); and lower miscellaneous expenses ($2 million), partially offset by lower benefit plan earnings (excluding service costs allocated to the segments) ($18 million); and a higher LIFO provision ($6 million).

For a reconciliation of earnings from operations to earnings before income taxes by segment, see Note 18, Industry Segment Information, to the consolidated financial statements.

Items Affecting Comparability of 2002 with 2001

The following significant items affect comparability of the consolidated statements of income and segment operating results for 2002 and 2001:

	Year Ended December 31
	2002			2001
	Earnings before Income Taxes	Net Income	Per Diluted Share	Earnings before Income Taxes	Net Income	Per Diluted Share
	In Thousands, except per-share data
As reported	$175,733	$142,237	$1.24	$74,894	$24,988	$0.21

Included in earnings from operations:
Restructuring and impairment charges	$(88,929)	$(54,104)	$(0.47)	$(195,545)	$(136,752)	$(1.15)
By-product revenues	46,093	27,656	0.24	40,964	24,578	0.21
Gain on sale of assets	6,890	6,890	0.06	—	—	—
Insurance recovery related to 9/11	1,600	960	0.01	—	—	—
Provision for litigation	(16,000)	(9,600)	(0.08)	—	—	—
Goodwill amortization	—	—	—	(16,092)	(12,018)	(0.10)
Pension and postretirement income	19,907	11,944	0.10	36,034	21,620	0.18
LIFO benefit (provision)	4,800	2,880	0.03	(3,500)	(2,100)	(0.02)

	(25,639)	(13,374)	(0.11)	(138,139)	(104,672)	(0.88)

Included in other income (expense):
Affordable housing investment write-downs	(26,000)	(15,600)	(0.14)	(8,400)	(5,040)	(0.04)
Gain on sale of businesses and investments	6,350	6,350	0.06	6,641	6,641	0.05
Other investment write-downs	—	—	—	(18,536)	(18,536)	(0.16)
Goodwill amortization	—	—	—	(1,491)	(1,375)	(0.01)
COLI-related expenses upon policy surrender	(4,520)	(2,712)	(0.02)	—	—	—

	(24,170)	(11,962)	(0.10)	(21,786)	(18,310)	(0.16)

Included in tax benefit (provision):
Tax benefit	—	30,000	0.26	—	—	—

Total items affecting comparability	$(49,809)	$4,664	$0.05	$(159,925)	$(122,982)	$(1.04)

Restructuring and impairment:    Operating results for 2002 and 2001 were affected by the following restructuring and impairment charges:

•	2002 included pretax restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share). The 2002 pretax charge included $15 million to close our Berea, Ohio facility, which is included in the Print segment, as well as additional workforce reductions at several other facilities throughout the company. Due to the magnitude of the workforce reductions that occurred in 2002, we recorded a pretax restructuring and impairment charge of $8 million in 2002 within the Corporate segment related to a curtailment loss on our postretirement benefit plan. In addition, we incurred costs in 2002 associated with defined exit activities from previously announced restructuring plans. Restructuring and impairment charges for 2002 by segment were as follows: Print: $55 million; Logistics: $2 million; Financial: $10 million; Corporate: $16 million and Other: $6 million.

•

2001 included pretax restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share). The 2001 pretax charge included $106 million related to various restructuring actions and $90 million related to write-downs to adjust the carrying values of certain businesses. During 2001, we announced the closure of four U.S. manufacturing operations within the Print segment and print-production at a Financial sales center. In addition, in 2001 we announced the closure of two international operations both included in the Other segment. The $106 million pretax charge for 2001 by segment was as follows: Print: $86 million; Logistics: $1 million; Financial: $8 million; Corporate: $4 million and Other: $7 million. Also during 2001, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, we recorded a pretax impairment charge of $90 million to adjust the carrying values of certain businesses to fair value. The $90 million pretax charge for 2001 by segment was as follows: Print: $11 million and Other: $79 million.

For a further description of restructuring activities and cumulative activity since inception of the restructuring plans, see Note 4, Restructuring and Impairment, to the consolidated financial statements.

By-product revenues:    2002 included pretax income of $46 million for by-product revenues compared with $41 million in 2001. By-product revenues are recorded as a reduction in our cost of materials, the majority of which relates to the Print segment.

Gain on sale of assets:    2002 included a $7 million pretax gain on the sale of our York, England manufacturing facility following the opening of our newly-constructed plant in Flaxby, England, included in the Print segment.

Insurance recovery related to 9/11:    2002 included a $2 million pretax gain from the collection of insurance proceeds from claims related to September 11th, included in the Financial segment and recorded as a reduction in our cost of sales.

Provision for litigation:    2002 included a $16 million pretax provision for the settlement of certain litigation, included in the Corporate segment. See Note 8, Commitments and Contingencies, to the consolidated financial statements for further information.

Impact of Goodwill Amortization:    As discussed in Note 5, Goodwill and Other Intangible Assets, to the consolidated financial statements, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized after the date of adoption of the standard. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require disclosure of the impact on prior results adjusted to exclude amortization expense related to goodwill and intangible assets which are no longer being amortized. 2001 results included $18 million ($13 million after-tax, or $0.11 per diluted share) of goodwill amortization expense. Goodwill amortization expense by segment for 2001 was as follows: Print: $5 million; Logistics: $8 million; Financial: $1 million and Other: $4 million.

Pension and postretirement income:    2002 included $20 million pretax pension and postretirement income compared with $36 million of pretax income in 2001. The decline between years is primarily a result of changes in our assumptions for expected returns on plan assets and our discount rate.

Affordable housing write-downs:    2002 included a pretax charge of $26 million to write down the carrying value of our investments in affordable housing compared with a pretax charge of $8 million in 2001. The write- downs reflected declines in the underlying estimated fair value of our affordable housing investments and were included in the Corporate segment.

Gain on sale of businesses and investments:    2002 included a $6 million pretax gain from the collection of a note receivable that had been previously reserved in connection with the sale of our investment in MMI in 1999, which was included in the Corporate segment. 2001 included a pretax gain of $7 million related to the sale of our remaining interest in Stream and was included in the Other segment.

Other investment write-downs:    2001 included a pretax loss of $19 million on the write-down of several Internet technology-related investments and was included in the Other segment.

COLI-related expenses upon policy surrender:    2002 included a $5 million pretax charge for expenses related to the surrender of certain corporate-owned life insurance (COLI) policies in conjunction with our settlement with the IRS for disputed COLI deductions; see Note 10, Income Taxes, to the consolidated financial statements for further information.

Tax benefit:    2002 included an after-tax benefit of $30 million from the settlement with the IRS on COLI; see Note 10, Income Taxes, to the consolidated financial statements for further information.

Results of Operations—2002 compared with 2001

Consolidated net sales decreased $543 million, or 10.2%, to $4.8 billion compared with $5.3 billion in 2001, driven by the decline in net sales of our Print segment of 11.8%. Net sales of our Logistics segment were up 1.1% between years, with an 8.3% increase in net sales for the package logistics business partially offset by a decrease of 7.8% in net sales from print logistics.

Consolidated value-added revenue decreased $244 million, or 8.1%, to $2.8 billion compared with $3.0 billion in 2001, primarily driven by the decline in value-added revenue of our Print segment of 8.4%. Our Print segment’s percentage decline in value-added revenue was less than the decline in net sales, primarily due to higher customer-furnished paper and improved material yield during 2002. In addition, value-added revenue is affected by the price of by-product paper we sell. Income from the sale of by-products is recorded as a reduction in cost of materials. During 2002, we recognized a reduction in cost of materials of $46 million from by-product revenues, compared with $41 million a year ago. Value-added revenue of our Logistics segment increased 11.3% between years, due to a 21.2% increase in value-added revenue for package logistics.

Gross profit as a percentage of net sales (gross margin) was 18.2% in 2002 compared with 17.2% in 2001, primarily due to higher gross margins within our Print segment, partially offset by the net effect of several significant items within the Corporate segment. Our Print segment’s gross margin in 2002 benefited from restructuring and productivity gains, the impact of lower goodwill amortization ($5 million), higher by-product revenues ($5 million) and gain on sale of assets ($7 million), which more than offset the gross margin impact from lower net sales. Our Logistics segment’s gross margin increased between years, driven by the improved performance of both package and print logistics, and lower goodwill amortization ($8 million). Negatively impacting gross margin in 2002 within the Corporate segment was a provision for litigation ($16 million), partially offset by a lower LIFO provision ($8 million).

Selling and administrative expenses decreased $34 million, or 6.0%, to $534 million compared with $568 million in 2001. Reductions in volume-based sales incentives (commissions), restructuring savings from workforce reductions, lower bad debt expense ($11 million), and lower spending to build complementary businesses ($16 million) in 2002 were partially offset by higher management incentive compensation expense ($5 million), higher expenses to build marketing capabilities ($8 million) and higher benefit expenses, including medical, pension and postretirement benefit costs. Selling and administrative expenses as a percentage of net sales was 11.2% in 2002 compared with 10.7% in 2001.

Net interest expense decreased 11.8% to $63 million in 2002, primarily due to lower effective interest rates on outstanding debt. Other expense, net, was $6 million in 2002 compared with $1 million in 2001. The primary components of other expense, net, in 2002 were as follows: affordable housing write-downs ($26 million) and foreign currency transaction losses, net ($3 million), partially offset by earnings from investments ($6 million), gain on sale of businesses and investments ($6 million) and other miscellaneous income ($11 million). The primary components of other expense, net, in 2001 were as follows: other investment write-downs ($19 million);

affordable housing write-downs ($8 million) and foreign currency transaction losses, net, ($5 million), partially offset by gain on sale of businesses and investments ($7 million) and other miscellaneous income ($24 million).

Earnings before income taxes in 2002 were $176 million compared with $75 million in 2001. Earnings before income taxes included $89 million and $196 million in restructuring and impairment charges for 2002 and 2001, respectively, and the other significant items affecting comparability as noted above. The effective tax rate in 2002 was 19.1% compared with 66.6% in 2001. The 2002 effective tax rate included a $30 million tax benefit related to our settlement with the IRS surrounding our COLI program (see Note 10, Income Taxes, to the consolidated financial statements); in 2001, certain one time items included in net income did not have an associated income tax provision or benefit. Net income was $142 million, up $117 million from $25 million in 2001. Diluted earnings per share of $1.24 increased $1.03 from $0.21 in 2001.

A summary analysis of expense trends is presented below:

	2002	2001	% Change
	Dollars in Thousands
Cost of materials	$1,398,944	$1,689,882	(17.2)%
Cost of transportation	599,569	607,389	(1.3)
Cost of manufacturing *	1,610,118	1,769,712	(9.0)
Depreciation	288,499	315,937	(8.7)
Amortization **	63,873	62,786	1.7
Selling and administrative expenses *	523,388	554,914	(5.7)
Restructuring and impairment charges	88,929	195,545	(54.5)
Net interest expense	62,818	71,183	(11.8)

*	Excludes depreciation and amortization, which are shown separately.
**	Includes write-downs of affordable housing investments classified as other expense, net, of $26 million and $8 million in 2002 and 2001, respectively.

Operating Results by Business Segment—2002 compared with 2001

As discussed more fully in Note 18, Industry Segment Information, to the consolidated financial statements, we have three reportable segments: Print, Logistics and Financial.

The following table shows the trends in net sales and value-added revenue by end market for each of our segments:

	Net Sales			Value-Added Revenue
	2002	2001	% Change	2002	2001	% Change
	Dollars in Thousands
Magazines, Catalogs and Retail	$1,585,421	$1,876,555	(15.5)%	$990,890	$1,154,068	(14.1)%
Book	705,390	708,380	(0.4)	509,416	498,086	2.3
Telecommunications	679,422	777,383	(12.6)	341,861	348,408	(1.9)
Premedia	120,942	141,473	(14.5)	120,948	141,473	(14.5)

Print	3,091,175	3,503,791	(11.8)	1,963,115	2,142,035	(8.4)

Logistics	784,024	775,518	1.1	187,146	168,130	11.3
Financial	427,453	493,563	(13.4)	362,602	416,045	(12.8)
Direct Mail	138,776	179,330	(22.6)	82,229	98,943	(16.9)
Other (1)	313,509	345,558	(9.2)	161,332	175,336	(7.9)

Total Other	452,285	524,888	(13.8)	243,561	274,279	(11.2)

Total	4,754,937	5,297,760	(10.2)%	$2,756,424	$3,000,489	(8.1)%

Cost of materials and transportation	1,998,513	2,297,271

Value-added revenue	$2,756,424	$3,000,489

(1) Includes International (Latin America, Europe and Asia) and Other. Other international locations are included within the respective end markets.

Operating results by business segment for 2002 compared with 2001 are as follows:

Print Segment

The following table summarizes significant items affecting comparability within the Print segment:

	2002	2001
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$315,593	$283,636

Included in earnings from operations:
Restructuring and impairment charges	$(54,645)	$(97,222)
By-product revenues	40,266	34,847
Gain on sale of assets	6,943	—
Goodwill amortization	—	(4,621)

Total items affecting comparability	$(7,436)	$(66,996)

Net sales for our Print segment decreased $413 million in 2002, or 11.8%, from 2001. Net sales in Magazines, Catalogs and Retail decreased 15.5% between years, which primarily reflected volume decreases and price deterioration across all major markets. The continued economic slowdown during 2002 resulted in lower volumes and more customer bankruptcies within the Catalog and Retail markets, and lower advertising pages for both trade and consumer magazines. The net sales decline in Premedia was driven by these same factors. Depressed volumes in these markets drove increased competition and pricing pressures, and certain customer work lost due to bankruptcy or other factors was replaced with lower-priced work. Net sales in our Book business were relatively flat between years due to volume decreases in the religious and specialty markets and more customer-furnished paper, offset by volume increases in the consumer and education markets. Net sales for Telecommunications were down 12.6% between years, primarily due to a shift to more customer-furnished paper.

Value-added revenue for our Print segment decreased $179 million, or 8.4%, from 2001, primarily due to volume declines and price deterioration within the Magazines, Catalogs and Retail markets, as well as Premedia. Value-added revenue for Magazines, Catalogs and Retail and Premedia declined 14.1% and 14.5%, respectively, between years, consistent with the declines in net sales. Value-added revenue for Book increased 2.3% compared with 2001 due to increases in the consumer and educational markets, partially offset by declines in the religious and specialty markets. Value-added revenue for Telecommunications decreased 1.9% between years, which was less than the percentage decline in net sales, because the decline in net sales due to more customer-furnished paper had no significant impact on value-added revenue, as well as improved material yield.

Earnings from operations for our Print segment increased $36 million, or 13.5% from 2001. Earnings from operations included $55 million and $97 million of restructuring and impairment charges for 2002 and 2001, respectively. Earnings from operations in 2002 continued to be negatively affected by the slowdown in the U.S. economy, particularly in Magazines, Catalogs and Retail. During 2001, we announced actions to better align our cost structure that included the closing of four print facilities within our Print segment. All four of these print facilities, along with our Berea, Ohio printing facility, were closed by the end of the second quarter of 2002 (see discussion under the caption Restructuring, Impairment and Other Items below). The 2002 impact of productivity initiatives and savings from actions we took to restructure our operations largely offset the effects of volume declines and price erosion on earnings from operations. Also included in earnings from operations in 2002 were lower corporate assessments ($10 million) and lower selling and administrative expenses ($7 million) due to a decrease in management incentive compensation and reduced volume-based selling incentives.

Logistics Segment

The following table summarizes significant items affecting comparability within the Logistics segment:

	2002	2001
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$11,049	$(4,266)

Included in earnings from operations:

Restructuring and impairment charges	$(2,349)	$(672)
Goodwill amortization	—	(8,160)

Total items affecting comparability	$(2,349)	$(8,832)

Net sales for our Logistics segment increased $9 million, or 1.1%, from a year ago. Net sales of print logistics were down 7.8% for 2002, driven by lower volumes from a continued slow economy. Net sales of package logistics were up 8.3% between years. Unit volumes for package logistics were up 26.1% between years, which were partially offset by a mix change toward lighter weight, lower-priced packages. Net sales for 2002 for package logistics were also impacted by our decision to cease serving several large mailers during 2001 because of price levels that proved unprofitable.

Value-added revenue for our Logistics segment increased $19 million, or 11.3%, from 2001. Value-added revenue for package logistics increased 21.2% between years, driven by increased postage discounts due to deeper penetration of the postal system (closer to the final destination) and lower per-unit transportation costs. Results for package logistics in 2001 were hurt by a higher relative level of large mailers at price levels that proved to be unprofitable. Actions taken throughout 2001 to raise prices and adjust work mix had a positive impact on package logistics’ value-added revenue in 2002. Value-added revenue for print logistics was flat between years, primarily due to a reduction in per-unit transportation costs driven by operational efficiencies and improved vendor management, which offset volume declines.

Earnings from operations for 2002 for our Logistics segment were $11 million compared with a loss from operations of $5 million a year ago. This improved performance was driven by higher value-added revenue from the package logistics business due to the factors noted above, along with lower goodwill amortization of $8 million. Earnings from operations for the print logistics business increased between years as a result of transportation cost savings noted above, and improved margins in 2002 following start-up problems in a distribution center in the Northeast during the fourth quarter of 2000 that continued into early 2001. Earnings from operations in 2002 also benefited from the shutdown of package logistics’ former headquarters in Minneapolis, Minnesota in mid-2001.

Financial Segment

The following table summarizes significant items affecting comparability within the Financial segment:

	2002	2001
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(31,544)	$(32,200)

Included in earnings from operations:
Restructuring and impairment charges	$(10,499)	$(8,261)
By-product revenues	1,313	1,398
Insurance recovery related to 9/11	1,600	—
Goodwill amortization	—	(1,323)

Total items affecting comparability	$(7,586)	$(8,186)

Net sales for our Financial segment decreased $66 million in 2002, or 13.4%, from a year ago, driven by the slowdown in the global capital markets, particularly during the second and third quarters of 2002. Net sales in 2002 from capital markets were down 19.3% between years, driven by lower net sales from domestic capital markets of 18.4%. Net sales in 2002 from international capital markets, though a smaller percentage of total capital markets net sales, were down 24.3% between years. Net sales from customized communications solutions decreased 4.2% between years, driven by a decline in investor communications (e.g., prospectuses, annual and semi-annual mutual funds statements) of 4.8%.

Value-added revenue for our Financial segment decreased $53 million in 2002, or 12.8%, from a year ago, driven by the net sales decline noted above, offset slightly by a reduction in material costs during 2002 due to a shift to more composition and fulfillment work.

The loss from operations for our Financial segment in 2002 was $33 million, the same as in the prior year. The loss from operations in 2002 included $10 million of restructuring and impairment charges, compared with $8 million of restructuring and impairment charges in 2001. 2002 also included a benefit of $2 million from an insurance recovery related to September 11, as well as lower goodwill amortization expense between years of $1 million. The impact of restructuring savings and cost reduction actions helped to mitigate the effect of lower sales volumes in 2002.

Other and Corporate Segments

The following table summarizes significant items affecting comparability within the Other and Corporate segments:

	2002	2001
	Earnings (loss) before Income Taxes
Thousands of dollars
As reported	$(119,365)	$(172,276)

Included in earnings from operations:
Restructuring and impairment charges	$(21,436)	$(89,390)
By-product revenues	4,514	4,719
Goodwill amortization	—	(1,988)
Provision for litigation	(16,000)	—
LIFO benefit (provision)	4,800	(3,500)
Pension and postretirement income (1)	19,907	36,034

	(8,215)	(54,125)

Included in other income (expense):
Gain on sale of businesses and investments	6,350	6,641
Other investment write-downs	—	(18,536)
Affordable housing investment write-downs	(26,000)	(8,400)
Goodwill amortization	—	(1,491)
COLI-related expenses upon policy surrender	(4,520)	—

	(24,170)	(21,786)

Included in tax benefit (provision):
Tax benefit	30,000	—

Total items affecting comparability	$(2,385)	$(75,911)

(1)	Excludes service costs, which are recorded primarily in the Print, Logistics and Financial segments.

2002 net sales for Direct Mail were down 22.6% between years, due to lower prices, unfavorable work mix and more customer-furnished paper. 2002 net sales for International were down $28 million between years due to declines in Latin America driven by lower volumes and the effects of foreign currency devaluation, partially offset by increases in Europe and China.

The decrease in value-added revenue in 2002 for both Direct Mail and International was attributable to the declines in net sales noted above.

The loss from operations for the Other segment was $27 million in 2002 compared with a loss of $135 million in 2001. Of the $108 million improvement in operating results between years, $80 million related to lower restructuring and impairment charges and $16 million for lower spending on complementary businesses. Spending on complementary businesses in 2001 related primarily to Red Rover Digital, a provider of Internet web site design services, which was shut down during the fourth quarter of 2001. Direct Mail’s loss from operations decreased between years due to lower restructuring and impairment charges, lower goodwill amortization, savings from previous restructuring actions and higher productivity that more than offset the impact of lower net sales. International’s loss from operations decreased in 2002 primarily due to lower restructuring and impairment charges and related cost savings in Latin America, partially offset by higher start-up costs for our facility in Shanghai, China ($6 million).

The loss from operations for the Corporate segment was $10 million in 2002 compared with earnings from operations of $51 million in 2001. The change between years of $61 million in the Corporate segment was due to the following: higher restructuring and impairment charges ($12 million); additional provision for litigation ($16 million); lower benefit plan earnings (excluding service costs allocated to the segments) ($11 million); higher corporate staff expenses ($9 million); lower corporate expense allocations ($19 million) and higher miscellaneous expenses ($2 million), partially offset by a lower LIFO provision ($8 million).

For a reconciliation of earnings from operations to earnings before income taxes by segment, see Note 18, Industry Segment Information, to the consolidated financial statements.

Restructuring and Impairment and Other Items

The following discussion should be read in conjunction with Note 4, “Restructuring and Impairment,” to the consolidated financial statements.

As part of our efforts to build a more effective print platform, we continually assess each plant’s scale of operations and geographic location relative to our entire print platform. We also regularly assess our manufacturing platforms to assure that they are efficient, flexible and aligned properly with our customers’ needs. During 2003, we recorded pretax restructuring and impairment charges of $16 million ($13 million after-tax or $0.12 per diluted share). The 2003 pretax charge included costs associated with newly-announced consolidations and workforce reductions, and costs associated with defined exit activities from previously announced restructuring plans. Included were impairment charges of $7 million ($7 million after-tax or $0.06 per diluted share) related to the closure of a directory plant in Chile ($3 million) and a write-down of goodwill within the Logistics segment ($4 million).

During 2002, we recorded pretax restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share). The 2002 pretax charge included $15 million related to the shutdown of our Berea, Ohio plant which produced short-run specialty magazines and was included within the Print segment. The total 2002 pretax charge was comprised of the following: employee termination benefits related to additional workforce reductions ($37 million); a curtailment loss related to postretirement benefit plans ($8 million); exit costs related to closed facilities ($6 million); relocation costs for defined exit activities which were expensed as incurred ($22 million) and asset impairments to reduce the carrying values of assets held for disposal to fair value ($16 million).

During 2001, we recorded pretax restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share). Of the total $196 million pretax charge, $106 million related to various restructuring actions announced during 2001, and $90 million related to write-downs to adjust the carrying values of certain businesses to fair value. In 2001, we announced the closure of the following five U.S. manufacturing facilities: St. Petersburg and South Daytona, Florida; Des Moines, Iowa; Old Saybrook, Connecticut; and print production only at a Financial segment’s sales center in Houston, Texas. Each of these print facilities lacked the necessary scale and geographic location to remain competitive. All continuing customer work produced at these facilities was transferred to other company facilities once necessary expansions to accommodate the new work were complete. The South Daytona, Florida, facility was sold in the third quarter of 2003. In addition to the five U.S. manufacturing facilities, we closed two additional facilities in 2001 outside of the U.S. due to sales shortfalls from acquisition plans and to streamline costs: Ediciones Eclipse S.A. de C.V. (Eclipse) in Mexico and Hamburg Gráfica Editora (Hamburg) in Brazil. Eclipse was sold in the fourth quarter of 2002 and Hamburg was sold in the second quarter of 2003.

During 2001, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, we recorded a pretax impairment charge of $90 million to adjust the carrying values of certain of our businesses to fair value. This included write-downs with respect to the Print segment (Berea, Ohio: $11 million) and the Other segment: Direct Mail (Newark, Ohio: $37 million), and International including Argentina (Atlántida Cochrane: $19 million); Brazil (Circulo do Livro and Hamburg Gráfica Editora: $11 million); and Mexico (Eclipse: $12 million). The pretax impairment charge of $90 million reduced goodwill by $36 million and property and equipment by $54 million. The write-downs were primarily the result of the deterioration in net sales from the original acquisition plans, such that the carrying values of the entities were not considered to be recoverable.

In March 2001, we announced a $300 million upgrade of our print platform, approximately one-third of which related to restructuring costs and two-thirds of which related to investment in new equipment. This upgrade program included the purchase of seven new presses and two associated binding lines, all of which were placed into service as of December 31, 2003. As of December 31, 2003, cumulative capital expenditures related to this upgrade program were approximately $220 million.

During 2003, we realized cost savings from restructuring actions of approximately $46 million, comprised of both incremental cost savings from 2002 on an annualized basis and from additional actions we took in 2003. We realized cost savings in 2003 of approximately $6 million from lower salary and employee benefit-related expenses associated with workforce reductions during 2003. The impact on depreciation expense in 2003 following impairment charges of $3 million for property, plant and equipment related to the closing of the Chile directory plant in the fourth quarter of 2003 was not material. We also realized, as expected, approximately $40 million in incremental cost savings in 2003 from restructuring and impairment charges that we recorded during 2002. As the two largest plant closures announced in 2001 (Old Saybrook, Connecticut, and Des Moines, Iowa, both included in our Print segment) did not cease operations until the second quarter of 2002, we realized additional benefits on an annualized basis in 2003 compared with 2002. Of the total $46 million in cost savings during 2003, approximately $40 million related to lower salary and employee benefit-related expenses and $6 million related to lower depreciation expense. The approximate breakdown of these cost savings by segment was as follows: Print: $28 million; Financial: $16 million and Other: $2 million.

Based on the timing of restructuring and impairment charges recorded in 2003, we expect to recognize an additional $6 million in savings in 2004 consisting primarily of lower salary expense and employee benefit-related expenses. The net book value of assets held for disposal at December 31, 2003 was $8 million.

The above reductions in our cost structure for 2003 were offset by the impact of price deterioration and a mix shift to work with a lower price per unit during the year.

Financial Condition, Liquidity and Capital Resources

Because of our scale, manufacturing experience and strong customer base, we continue to generate strong cash flows from our printing businesses. We plan to use these cash flows to invest in future growth to create value for our shareholders. This includes upgrading our print platform to enable us to better serve our customers in a more cost-effective, flexible and efficient manner. Further, it includes building value-added services upstream toward our customers and downstream toward the consumer. If we do not have investment opportunities that generate returns above our cost of capital, our philosophy is to return excess cash to shareholders through share repurchase and/or dividends, while maintaining our targeted capital structure.

Commercial paper is our primary source of short-term financing. At December 31, 2003, we had $91 million outstanding in domestic commercial paper borrowings. In addition, at December 31, 2003, we had available two revolving credit facilities with a number of banks totaling $350 million. These facilities provide support for issuing commercial paper and other credit needs. The facilities consist of a short-term facility that matures in October 2004 and provides for borrowings of up to $175 million and a long-term facility that matures in October 2007 and also provides for borrowings of up to $175 million. We pay an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of February 20, 2004, there have been no borrowings under these credit facilities. Management believes that cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures of the company for the forseeable future. See related discussion under Expected Impact of Combination with Moore Wallace Incorporated.

We address certain financial exposures through a controlled program of risk management that includes the limited use of derivative financial instruments. We enter into interest rate swaps to manage our interest costs and exposure to changes in interest rates. In addition, from time to time we enter into forward and option contracts to minimize potential exchange risk and transaction losses from non-functional currency denominated borrowings, sales, purchases or expenses. We do not use derivatives for trading or speculative purposes and we are not a party to leveraged derivatives.

During 2001, we entered into interest rate swap agreements to exchange fixed rate for floating rate payments periodically over the life of certain outstanding debt instruments. These swaps have been designated as fair value hedges and were highly effective as of December 31, 2003. During 2002 and 2003 we also entered into various interest rate swap agreements to exchange floating rate for fixed rate payments. See Note 11, Debt Financing and Interest Expense, to the consolidated financial statements for details.

As of December 31, 2003, our only off-balance sheet financing activities were non-cancelable operating lease commitments described in Note 8, Commitments and Contingencies, to the consolidated financial statements.

Cash Flows From Operating Activities

Cash flow from operations in 2003 was $354 million, a decrease of $55 million from 2002. This decrease was primarily due to an increased investment in operating working capital of $160 million in 2003, partially offset by lower cash payments between years of $119 million related to the COLI settlement (see Note 10, Income Taxes, to the consolidated financial statements). Higher operating working capital in 2003 was driven by an increase of $134 million in accounts receivable between years. Approximately two-thirds of this increase related to higher billings late in the fourth quarter of 2003, compared with a year ago, for our Print and Financial segments. This 2003 increase is expected to reverse in the first quarter of 2004. The remaining increase in accounts receivable in 2003 was primarily due to growth of our International business in Europe and Asia, as well as our package logistics business within our Logistics segment.

Our cash conversion cycle (days’ sales outstanding plus days’ inventory on hand minus days’ payable outstanding) improved to 35 days compared with 40 days a year ago, primarily due to an increase in days’ payable outstanding. The ratio of operating working capital to sales* increased slightly to 2.5% in 2003 from 2.2% in 2002, primarily as a result of higher average accounts receivable in 2003.

Cash flows from operations decreased by $139 million in 2002, primarily due to the payment of approximately $130 million related to the COLI settlement and lower net income excluding non-cash charges in 2002, partially offset by a 2001 tax payment of $62 million for COLI tax liabilities as a result of the settlement of a federal tax audit.

*	The operating working capital to sales ratio is defined as a 13-month average of net receivables, net inventories and prepaid expenses minus accounts payable, accrued compensation and other accrued liabilities, divided by 12-month rolling net sales.

Cash Flows From Investing Activities

Our principal investing activities are capital expenditures to improve the productivity of operations. In 2003, capital expenditures totaled $203 million, a $39 million decrease compared with 2002 spending of $242 million. 2003 spending primarily included investments to create a more efficient print platform to serve our magazine, catalog and retail customers. In addition, we acquired certain net assets of MLI, a Florida-based provider of package distribution services, for approximately $17 million in cash. The reduction in capital spending in 2003 between years was primarily due to completion of the construction of the Shanghai, China plant in 2002 and completion of the print platform upgrade announced in 2001. We expect to continue to fund capital expenditures primarily through cash provided by operations. Excluding the impact of our planned acquisition of Moore Wallace, we expect 2004 capital spending to be below $250 million.

Acquisitions

On November 8, 2003, we entered into a Combination Agreement (Agreement) with Moore Wallace, a leading provider of print management and outsourced communications. Based on the terms of the Agreement, a direct, wholly-owned subsidiary of RR Donnelley will acquire each of the outstanding common shares of Moore Wallace for 0.63 of a share of common stock of RR Donnelley. We expect that, upon closing of the transaction, we will issue approximately 100 million shares of RR Donnelley common stock, as well as undertake Moore Wallace’s obligations of indebtedness, which were approximately $900 million as of December 31, 2003. The transaction was approved by the Boards of Directors of both RR Donnelley and Moore Wallace, but remains subject to certain closing conditions that include, among others, the receipt of required approval from both companies’ shareholders and Ontario Superior Court of Justice approval of a plan of arrangement. The transaction is expected to close on February 27, 2004. See related discussion under Expected Impact of Combination with Moore Wallace Incorporated.

On March 6, 2003, we acquired certain net assets of MLI, a Florida-based provider of package distribution services, for approximately $17 million in cash. MLI operates sortation facilities and a dedicated fleet of vehicles to provide package distribution services. The purchase price has been allocated based on estimated fair values at the date of acquisition and resulted in $16 million of goodwill. Subsequently, we recorded an impairment charge of $4 million for goodwill as a result of the annual impairment review performed under SFAS No. 142, Goodwill and Other Intangible Assets.

We made no business acquisitions in 2002 or 2001.

Divestitures

In December 2003, we sold our cost basis investment in MultiMedia Live to an unrelated third-party purchaser for $2 million in cash. In connection with this transaction, we recorded a pretax gain on sale of $2 million ($1 million after-tax, or $0.01 per diluted share).

In July 2003, we sold our 25% equity investment in Global Directory Services Company to an unrelated third-party purchaser for $23 million in cash. In connection with this transaction, we reduced goodwill by $10 million, which represented the remaining balance of the goodwill that arose at the time of acquisition. We recorded a pretax gain on sale of $4 million ($3 million after-tax, or $0.03 per diluted share).

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

Cash Flows From Financing Activities

Financing activities include net borrowings, share repurchases and dividend payments. In 2003, our consolidated net debt repayments were $71 million compared with $64 million in 2002. The reduction in debt in 2003 included the repayment of a 7.0% note due January 1, 2003 for $110 million, partially offset by increased commercial paper borrowings. We reduced our debt levels in 2003 despite lower cash generated by operating activities principally through reduced capital spending and lower share repurchase activity in 2003, following the discontinuance of the share repurchase program in January 2002.

Share Repurchases

We acquired 0.1 million, 0.5 million and 8.8 million shares of our stock in 2003, 2002 and 2001, respectively, for $2 million, $15 million and $248 million, respectively, in privately negotiated or open-market transactions.

In January 2001, the Board of Directors authorized a share repurchase program for up to $300 million of the company’s common stock in privately negotiated or open-market transactions. From February 1, 2001 through the expiration date (January 31, 2002), we purchased approximately 8.1 million shares at an aggregate cost of approximately $230 million under this program.

Net cash provided by (used for) repurchases of common stock, defined as cash used for share repurchases net of proceeds from stock options exercised, was $16 million in 2003, ($3) million in 2002 and ($250) million in 2001.

A summary of the shares outstanding is presented below:

	2003	2002	2001
	In Thousands of Shares
As of December 31
Basic	113,674	113,124	113,122
Dilutive effect	1,963	453	2,069

Total	115,637	113,577	115,191

Full-Year Average
Basic	113,285	113,060	116,728
Dilutive effect	1,017	1,312	1,770

Total	114,302	114,372	118,498

Dividends

Dividends to shareholders totaled $116 million, $111 million and $110 million in 2003, 2002 and 2001, respectively. In 2003, we increased our dividend by 4%, representing our 33rd consecutive annual dividend increase. We have consistently paid a dividend since becoming a public company in 1956.

Financial Condition

Our financial position remains strong as evidenced by our year-end balance sheet. Our total assets in 2003 were $3.1 billion compared with $3.2 billion at the end of 2002. Average invested capital (total debt and equity, computed on a 13-month average) was $1.9 billion at the end of both 2003 and 2002. The return on average invested capital increased to 11.0% in 2003 from 9.4% in 2002.

At December 31, 2003, the debt-to-capital ratio decreased to 49% from 52% in 2002 and year-end debt-to-total market value was 21% compared with 29% in 2002. Market value was determined based on the number of basic shares outstanding multiplied by the per share closing price of our common stock as of the respective year-ends.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations as of December 31, 2003:

	Payments Due In
	Total	2004	2005	2006	2007	2008	Thereafter
	In Thousands
Total debt*	$920,440	$175,873	$166,892	$225,422	$858	$952	$350,443
Operating leases	225,316	57,117	49,938	46,164	31,282	12,755	28,060
Other	106,174	89,113	4,383	3,458	3,458	3,458	2,304

Total	$1,251,930	$322,103	$221,213	$275,044	$35,598	$17,165	$380,807

*	Excludes $8 million related to the fair market value of interest rate swaps as of December 31, 2003 related to debt due in 2006.

Other represents contractual obligations for the purchase of property, plant and equipment ($81 million in total) and various outsourced professional services ($25 million in total).

We maintain credit facilities in the U.S. and in our international locations that provide support for issuing commercial paper and for meeting the financing needs of our non-U.S. operating units. We maintain revolving credit facilities with a group of U.S. and foreign banks that provide for borrowings of up to $350 million, of which $175 million expires in October 2004, and $175 million expires in October 2007. As of December 31, 2003, we had no borrowings under these credit facilities. See related discussion under Financial Condition, Liquidity and Capital Resources and Expected Impact of Combination with Moore Wallace Incorporated.

As of December 31, 2003, our non-U.S. operating units had approximately $205 million in available credit facilities, most of which are uncommitted. There were approximately $74 million in borrowings against these facilities at December 31, 2003, which are included in short-term debt on F-3, as appropriate.

Other Information

Employees

As of December 31, 2003, we had approximately 30,000 employees. Approximately 80% of our employees work in the U.S., and approximately 2% of those are covered by collective bargaining agreements. Of the approximately 6,000 people working in our international operations, 33% are covered by collective bargaining agreements as is customary in those locations.

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

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the company, see Note 8, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. See Note 9, Retirement Plans, to the consolidated financial statements for the related disclosures as required under this statement. Adoption of this statement had no material impact on the company’s financial position, results of operations or cash flows.

Effective January 1, 2003, the company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement had no material impact on the company’s financial position, results of operations or cash flows.

As of January 1, 2003, the company adopted the disclosure requirement of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based-method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2003, the company has elected not to change to the fair value-based method of accounting for stock-based employee compensation. The company continues to account for employee stock options under APB No. 25, Accounting for Stock Issued to Employees, under which the company did not recognize any compensation expense for 2003, 2002 or 2001. See Note 15, Stock and Incentive Programs for Employees, to the consolidated financial statements for the related disclosures required under SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 was issued in order to address some of the implementation issues about interpreting and applying the definition of a derivative, in particular, interpreting the meaning of (1) the phrase an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors and (2) the term underlying, as well as issues about how to discern the characteristics of a derivative that contains a financing component; incorporate some of the conclusions reached as part of the Derivatives Implementation Group (DIG) process that ultimately made it necessary to amend SFAS No. 133; and align SFAS No. 133 with the decisions that the FASB has reached in other FASB projects dealing with financial instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and is effective for hedging relationships designated after June 30, 2003, except for certain transition and effective dates relating to other amendments that principally resulted from the DIG process. Adoption of this standard had no impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the company as of July 1, 2003. Adoption of this standard had no impact on the company’s financial position, results of operations or cash flows.

Effective July 1, 2003, the company adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. Adoption of this standard had no material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, which requires capital lease treatment for arrangements containing an embedded lease, thereby conveying the right to control the use of property, plant or equipment (collectively, “property”) whether the right to control the use of the property is explicitly or implicitly specified. The right is conveyed if the purchaser (lessee) obtains physical or operational control of the underlying property or takes substantially all of its output. This pronouncement applies prospectively to new or modified arrangements beginning after May 28, 2003. Adoption of this standard had no impact on the company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard had no material impact on the company’s financial position, results of operations or cash flows.

In January 2003 and December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The company’s investment in affordable housing and other investments fall into this latter category. The company’s risk of loss related to its equity investments, including investments in affordable housing entities, is generally limited to the carrying value of these investments, which was approximately $105 million at December 31, 2003. The company is continuing to evaluate its investments to determine which, if any, will be impacted by the adoption of FIN 46 and FIN 46-R. Adoption of both of these standards is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on the company’s financial position, results of operations or cash flows.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Under this bill, postretirement plans with prescription drug benefits that are at least “actuarially equivalent” to the Medicare Part D benefit will be eligible for a 28% subsidy. In response to this bill, on January 12, 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 addresses how to incorporate this subsidy into the calculation of the accumulated periodic benefit obligation (APBO) and net periodic postretirement benefit costs, and also allows plan sponsors to defer recognizing the effects of the bill in the accounting for its postretirement plan under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, until further authoritative guidance on the accounting for the federal subsidy is issued. As the measurement date for the company’s postretirement benefit plan is September 30, 2003, the APBO and the net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the bill on the plan. In addition, specific authoritative guidance on the accounting for the federal subsidy is pending, and when issued, could require a change to previously reported information. The company has deferred adoption of this standard, as is allowed under FSP 106-1, until further guidance is issued.

Expected Impact of Combination with Moore Wallace Incorporated

We expect to complete our planned Combination with Moore Wallace on February 27, 2004 (see Note 3, Acquisitions and Investments, to the consolidated financial statements for a further description of the pending transaction). Upon closing the transaction, a direct, wholly-owned subsidiary of RR Donnelley will acquire each of the outstanding shares of Moore Wallace for 0.63 of a share of common stock of RR Donnelley. We expect that, upon closing of the transaction, we will issue approximately 100 million shares of RR Donnelley common stock, as well as undertake Moore Wallace’s obligations of indebtedness, which were approximately $900 million at December 31, 2003. The Combination is expected to create the world’s premier full-service commercial printer with over $8 billion in annual net sales and approximately 50,000 employees worldwide.

The strategy for the combined company will focus on improved returns, lower costs and increased profitability; increased financial strength; and enhanced revenue opportunities. While detailed plans have not yet been finalized, we believe that the Combination will impact operating results in future periods through improved cross-selling efforts by providing a “total management solution”; leveraging product and distribution strengths; aggressive cost reduction efforts, including headcount and facility rationalization; and increased purchasing power with suppliers to reduce costs and increase efficiencies. We cannot predict the effect these actions will have on our results of operations or financial condition.

We will account for the Combination with Moore Wallace under the purchase method of accounting for business combinations under accounting principles generally accepted in the U.S. Our reported financial condition and results of operations issued after the completion of the transaction will reflect Moore Wallace’s balances and results of operations after completion of the transaction, but will not be restated retroactively to reflect the historical financial position or results of operations of Moore Wallace.

The transaction is expected to be immediately accretive to earnings in the first full year of operations, excluding the impact of transaction-related charges. In addition to enhanced revenue opportunities, the combined company expects to generate cost savings of at least $100 million on an annualized basis in the first 12 –to 24 months after the closing. These savings are anticipated to result from the elimination of duplicative administrative and infrastructure costs, reduction in procurement expenses and asset rationalization. The combined company is also expected to generate substantial cash flow in the first year of consolidated operations. The combined company expects to maintain an annual dividend, which is currently $1.04 per share.

In connection with the Combination, we intend to enter into a new five-year, unsecured revolving credit facility of between $850 million and $1 billion. We intend to use this facility for general corporate purposes, including support for issuing commercial paper and letters of credit. This new facility is intended to replace our existing 364-day and five-year credit facilities, which mature in October 2004 and October 2007, respectively, as well as to replace a credit facility currently maintained by Moore Wallace.

Simultaneously with or immediately following closing of the Combination, we expect to issue commercial paper, supported by the new revolving credit facility of approximately $500 million to $550 million. We intend to use the proceeds of this issuance to retire a portion of Moore Wallace’s existing debt, pay fees required to terminate certain Moore Wallace interest rate swaps, pay fees and expenses related to the Combination and related financings, and provide funds for other general corporate purposes.

Subsequent to the closing of the Combination, we expect to issue additional long-term debt, the proceeds of which we may use to retire a portion of Moore Wallace’s existing debt, repay outstanding commercial paper, pay debt repayment or swap termination costs and fees, or provide funds for other general corporate purposes. On February 11, 2004, we entered into two separate treasury rate-lock transactions totaling $400 million with two financial institutions in order to effectively lock in a portion of the interest rate on a portion of the expected debt issue. If we do not complete the debt issue as expected before the rate-lock transactions expire or are terminated, we may incur significant costs or expenses if interest rates on treasury securities at the time of expiry or termination are less than the contracted transaction rate.

While we expect to complete the Combination as currently planned, it is subject to closing conditions. If any of the closing conditions are not met or if the Combination does not close as we currently expect, we may be required to pay additional transaction-related and financing costs and fees. Under certain terms specified in the Combination Agreement, we may also be required to pay termination fees and transaction expenses to Moore Wallace of up to $85 million. At December 31, 2003, we had capitalized $3 million of costs related to the Combination that would be charged to expense if the Combination were not completed.

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

We are a large user of paper, supplied to us by our customers or bought by us. The cost and supply of certain paper grades used in the manufacturing process will continue to affect our financial results. However, management currently does not foresee any disruptive conditions affecting prices or supply of paper in 2004.

Postal costs are a significant component of our customers’ cost structures and postal rate changes can influence the number of pieces that our customers are willing to mail. Any resulting decline in print volumes mailed could have an effect on our financial results. Postal rates increased in January 2001, July 2001 and July 2002, and the company does not expect postal rate increases to occur until 2006. Postal rate increases can enhance the value of our Logistics segment to our customers, as we are able to improve the cost efficiency of mail processing and distribution. This ability to deliver mail on a more precise schedule and at a lower relative cost should enhance our position in the marketplace.

The cost of energy affects our operating costs in our Print segment and transportation costs in our Logistics segment. In our Logistics segment, increases in fuel costs can be offset by fuel surcharges passed on to customers, but continuing increases in these and other energy costs could affect our consolidated financial results.

Consumer confidence and economic growth are key drivers of demand for our services. The slowdown experienced in the U.S. and international economies is continuing to affect demand across most of our businesses. Uncertainty in the economy has led customers across most of our end markets to indicate that they anticipate flat demand throughout 2004.

In the longer term, technological changes, including the electronic distribution of documents and data and the on-line distribution and hosting of media content, present both risks and opportunities for us. Many of our businesses leverage distinctive capabilities to participate in the rapid growth in electronic communications. Our goal remains to help our customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. We believe that with our competitive strengths, including our comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, we can develop the most valuable solutions for our customers, which should result in increased shareholder value.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates. As such, the company monitors the interest rate environment and modifies the components of its debt portfolio as necessary to manage funding costs and interest rate risks. Generally, the company maintains at least half of its debt at fixed rates (approximately 58.7% and 52.6% at December 31, 2003 and 2002, respectively). Excluded from the calculation of fixed-rate debt at both December 31, 2003 and 2002 is $200 million in fixed-rate debt that was swapped to floating rates to take advantage of lower interest rates on floating-rate debt. The swap was executed in two transactions that mature in November 2006. To reduce its exposure to future increases in floating interest rates, the company entered into additional floating-to-fixed rate swap agreements, effectively fixing the interest rates for the May 15, 2003 and November 17, 2003 interest rate resets on the original swaps (see Note 14, Financial Instruments, to the consolidated financial statements). The company’s exposure to adverse changes in foreign exchange rates is immaterial to the consolidated financial statements of the company. The company occasionally uses other financial instruments to hedge exposures to interest rate and foreign exchange rate changes. The company uses derivative financial instruments as a risk management tool and not for trading or speculative purposes. For further discussion relating to financial instruments, see Note 14, Financial Instruments, to the consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

The company has carried out an evaluation under the supervision of management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In the fourth quarter of 2003, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to affect, the company’s internal control over financial reporting. However, management, in consultation with Deloitte & Touche LLP (Deloitte), the company’s independent accountants, has identified and reported to the audit committee of the company’s board of directors certain matters involving internal control deficiencies at the company’s Logistics segment that Deloitte considers to be a reportable condition under standards established by the American Institute of Certified Public Accountants. The identified internal control deficiencies affect the timeliness and accuracy of recording certain transactions in the package business of the company’s Logistics segment. The disparate operating and financial information systems supporting the package business of Logistics have inherent limitations resulting in a control environment heavily reliant upon manual processes and procedures that are detective in nature, as opposed to controls in business processes and systems that would be more preventive in nature. As a result, as Logistics has grown and entered into more complex customer and carrier arrangements and transactions, existing internal controls were not adequate to detect errors in the capturing, processing and reporting of certain transactions on a timely basis.

The matters involving the reportable condition have been discussed in detail among management, the audit committee of our board of directors and Deloitte. While Logistics’ management is taking steps to reduce the complexity of the package business, management has assigned the highest priority to the correction of these internal control deficiencies giving rise to the reportable condition, and management is committed to addressing and resolving them fully. Management has investigated the internal control deficiencies, and is in varying degrees of planning and implementing their remediation. These improvements, which consist of changes in the design and operation of various internal control procedures, are expected to be completed during 2004.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

See the list of the company’s executive officers and related information under “Executive Officers of R.R. Donnelley & Sons Company” at the end of Part I of this annual report.

BOARD OF DIRECTORS OF RR DONNELLEY

Name	Business Experience, Other Business Directorships Held, Age as of January 15, 2004, Period Served as a Director of RR Donnelley

Joseph B. Anderson, Jr.(1)

Chairman and chief executive officer, Vibration Control Technologies, LLC, a manufacturer of engine crankshaft dampers, 2002-present; chairman and chief executive officer, Chivas Industries L.L.C., a manufacturer of interior lighting and trim, injection molding and energy absorbing foam components for the automotive industry, 1994-2002

Directorships: Chivas Industries L.L.C.; ArvinMeritor, Inc.; Quaker Chemical Corporation; M.D.L. Capital Corporation

Committees: Audit; Corporate Responsibility & Governance

Age: 60

Director since: 1998

Term to Expire: 2005

Gregory Q. Brown

Executive vice president of Motorola, Inc., a provider of integrated communications and embedded electronic solutions, and president and chief executive officer of Commercial, Government and Industrial Solutions Sector of Motorola, Inc., 2003-present; chairman and chief executive officer of Micromuse Inc., a provider of network diagnostics and service-assurance software, 1999-2002; president of Ameritech Custom Business Services, Ameritech Corporation, a communications services provider, 1996-1999

Directorships: Micromuse Inc.

Committees: Audit; Corporate Responsibility & Governance

Age: 43

Director since: 2001

Term to Expire: 2006

Martha Layne Collins(1)

Executive scholar in residence, Georgetown College, 1998-present; Director of International business and management, University of Kentucky, 1996-1998;

President, Martha Layne Collins & Associates, a consulting firm, 1988-present

Directorships: Eastman Kodak Company; Bank of Louisville

Committees: Audit; Corporate Responsibility & Governance

Age: 67

Director since: 1987

Term to Expire: 2004

William L. Davis(1)

Chairman, president and chief executive officer of the company, 2001-present; Chairman and chief executive officer of the company, 1997-2001; Senior executive vice president, Emerson Electric Company, manufacturer of electrical, electronic and related products, 1993-1997

Directorships: Marathon Oil Corporation

Committees: None

Age: 60

Director since: 1997

Term to Expire: 2004

Name	Business Experience, Other Business Directorships Held, Age as of January 15, 2004, Period Served as a Director of RR Donnelley

James R. Donnelley

Partner, Stet & Query Limited Partnership, a private investment partnership, 2000-present; vice chairman of the RR Donnelley board of directors, 1990-2000 (retired)

Directorships: PMP Limited (in which RR Donnelley has a $6 million investment comprised of common shares acquired on the open market); Sierra Pacific Resources Corp.

Committees: Finance

Age: 68

Director since: 1976

Term to Expire: 2006

Judith H. Hamilton

Former president and chief executive officer of Classroom Connect Inc., a provider of materials integrating the Internet into the education process, 1999-2002; former president and chief executive officer of FirstFloor Software, an Internet software publisher, 1996-1998

Directorships: Artistic Media Partners, Inc.; Ex’pression Center for New Media Committees: Audit; Corporate Responsibility & Governance

Age: 59

Director since: 1995

Term to Expire: 2005

Thomas S. Johnson

Chairman and chief executive officer of GreenPoint Financial Corp., a bank holding company, and its subsidiary, GreenPoint Bank, a New York chartered savings bank, 1993-present

Directorships: GreenPoint Financial Corp.; GreenPoint Bank; Alleghany Corporation; The Phoenix Companies, Inc.

Committees: Finance; Human Resources

Age: 63

Director since: 1990

Term to Expire: 2006

Oliver R. Sockwell

President and chief executive officer of Construction Loan Insurance Corporation (Connie Lee) and its subsidiary, Connie Lee Insurance Company, financial guarantee insurance companies, 1987-1997 (retired)

Directorships: Liz Claiborne, Inc.

Committees: Corporate Responsibility & Governance; Human Resources

Age: 60

Director since: 1997

Term to Expire: 2004

Bide L. Thomas	President of Commonwealth Edison Company, a producer, distributor and seller of electric energy, 1987-1992 (retired) Committees: Audit; Finance Age: 68 Director since: 1987 Term to Expire : 2005

Name	Business Experience, Other Business Directorships Held, Age as of January 15, 2004, Period Served as a Director of RR Donnelley

Norman H. Wesley

Chairman and chief executive officer of Fortune Brands, Inc., a manufacturer of consumer products, 1999-present; president and chief operating officer of Fortune Brands, Inc., 1999; chairman and chief executive officer of Fortune Brands, Inc. subsidiaries MasterBrand Industries, Inc., a hardware and home improvement company, and ACCO World Corporation, an office product company, 1997-1998; president and chief executive officer of ACCO World Corporation, 1990-1997

Directorships: Fortune Brands, Inc.; Pactiv Corporation

Committees: Finance; Human Resources

Age: 54

Director since: 2001

Term to Expire: 2006

Stephen M. Wolf

Managing partner of Alpilles, LLC, a private investment company, 2003-present; non-executive chairman of US Airways Group, Inc., an air carrier holding company, and its subsidiary US Airways, Inc., an air carrier, 2003; chairman of US Airways Group, Inc.* and US Airways, Inc., 1996-2002; chief executive officer of US Airways Group, Inc. and US Airways, Inc., 1996-1998, 2001-2002

Directorships: Altria Group, Inc.

Committees: Finance; Human Resources

Age: 62

Director since: 1995

Term to Expire: 2004

* U.S. Airways Group, Inc. filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on August 11, 2002 and emerged from bankruptcy protection under a plan of reorganization effective March 31, 2003.

(1)	Messrs. Anderson and Davis, and Ms. Collins will resign from the Board of Directors upon the completion of the combination with Moore Wallace.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s officers and directors, and persons who own more than ten percent of the common stock of the company, to file with the SEC and the New York Stock Exchange reports of ownership of company securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the company with copies of all Section 16(a) reports they file.

Based solely on review of the copies of such forms furnished to the company, or written representations from the reporting persons that no Form 5 was required, the company believes that during 2003 all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with; except that (i) one report on Form 4 relating to the receipt of a dividend paid on the directors’ phantom stock which was paid in additional shares of phantom stock was filed late for each non-management director, (ii) one report on Form 4 relating to the rescission of shares erroneously granted in lieu of fees was filed late for Mr. Brown and Mr. Thomas, and (iii) one report on Form 4 relating to the acquisition of shares was filed late for Mr. Wesley.

Code of Ethics

The company has adopted the Principles of Ethical Business Conduct which, together with the policies referred to therein, are applicable to all directors and employees of the company. In addition, the company has adopted a policy statement entitled Code of Ethics that applies to our chief executive officer and our senior financial officers. The Principles of Ethical Business Conduct and the Code of Ethics cover all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. The company encourages all employees, officers and directors to promptly report any violations of any of the company’s policies. In the event that an amendment to, or a waiver from, a provision of the Principles of Ethical Business Conduct or Code of Ethics that applies to any of our directors or executive officers is necessary, the company intends to post such information on its web site. A copy of our Code of Ethics has been filed as Exhibit 14 to this Report on Form 10-K.

Audit Committee

The company has a separately-designated standing audit committee. Each member of the audit committee is independent according to the definition of independence provided by the New York Stock Exchange rules and the federal securities laws. The members of the audit committee are identified in the list of directors above. The company’s board of directors has determined that Bide L. Thomas, the chair of the audit committee, is an “audit committee financial expert” as such term is defined under the federal securities laws.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The summary compensation table summarizes the compensation of the RR Donnelley’s chief executive officer and the other persons required to be disclosed for up to three calendar years in which they served as executive officers.

Summary Compensation Table

	ANNUAL COMPENSATION					LONG-TERM COMPENSATION
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)		Restricted Stock Awards ($)			Options		LTIP Payouts ($)	All Other Compensation ($)
William L. Davis Chairman, President and Chief Executive Officer	2003 2002 2001	$900,000 900,000 900,000	$37,877 — 63,180	$114,468 114,017 114,331	(2) (2) (2)	$	— — 3,380,781	(3)	393,750 236,000 210,000		$3,450,704 — —	$53,361 442,654 442,204	(5)

Michael B. Allen(1) Former Executive Vice President, Print	2003 2002 2001	343,750 340,000 321,250	7,916 — 29,801	— — —			188,000 — —	(4)	30,000 — —	(4)	663,091 — —	9,054 98,625 95,247	(5)

John C. Campanelli President, Print	2003	381,246	8,048	—			—		62,000		479,650	6,551	(5)

Monica M. Fohrman Senior Vice President, General Counsel and Secretary	2003 2002 2001	314,750 294,999 265,000	8,194 — 12,588	— — —			188,000 — —		43,000 — —		663,091 — —	3,000 23,482 23,032	(5)

Joseph C. Lawler Executive Vice President	2003 2002 2001	411,250 392,500 370,000	3,545 157,523 23,058	— — —			— 1,088,500 —		43,000 — —		663,091 — —	16,520 85,895 85,545	(5)

Robert S. Pyzdrowski(1) President-Solutions Delivery, Print	2003 2002	338,875 322,374	7,238 53,729	— —			319,600 —		31,000 —		479,650 —	6,677 66,178	(5)

Gregory A. Stoklosa Executive Vice President and Chief Financial Officer	2003 2002 2001	380,000 350,000 350,000	9,783 — 17,652	— — —			282,000 — —		60,000 — —		900,174 — —	9,937 62,998 62,549	(5)

(1)	Was not serving as an executive officer at December 31, 2003.
(2)	Includes $40,684, $39,299 and $49,869 for use of the company-owned airplane and automobiles in 2003, 2002 and 2001, respectively.
(3)	Reflects stock units granted pursuant to Mr. Davis’ 2001 employment agreement.
(4)	In connection with the termination of Mr. Allen’s employment, 10,000 of the shares of restricted common stock granted to Mr. Allen in 2003 and the 30,000 options granted to Mr. Allen in 2003 were cancelled as of December 31, 2003.
(5)	Includes premiums paid by the company in connection with whole life and disability insurance policies owned by the named executive officers in the following amounts: Mr. Davis, $50,361; Mr. Allen, $6,579; Mr. Campanelli, $3,551; Mr. Lawler, $13,520; Mr. Pyzdrowski, $3,677; and Mr. Stoklosa, $7,347. Also includes an RR Donnelley contribution to each named executive officer’s retirement savings plan account as follows: Mr. Davis $3,000; Mr. Allen $2,475; Mr. Campanelli $3,000; Ms. Fohrman $3,000; Mr. Lawler $3,000; Mr. Pyzdrowski $3,000; and Mr. Stoklosa $2,590.

As of December 31, 2003, the named executives’ holdings of shares of RR Donnelley restricted common stock were valued as follows:

Restricted Common Stock

Name	Shares of Restricted Common Stock		Value ($)
William L. Davis	188,101	(1)	$5,646,792
Michael B. Allen	—	(2)	—
John C. Campanelli	22,300		669,446
Monica M. Fohrman	10,000		300,200
Joseph C. Lawler	35,000		1,050,700
Robert S. Pyzdrowski	25,700		771,514
Gregory A. Stoklosa	15,000		450,300

(1)	Includes 115,385 stock units awarded pursuant to Mr. Davis’ 2001 employment agreement and an additional 9,781 stock units added to his account as payment of dividends pursuant to the terms of his 2001 employment agreement.
(2)	In connection with the termination of Mr. Allen’s employment, 17,800 shares of his RR Donnelley restricted common stock, having a value of $534,356, were cancelled as of December 31, 2003.

Both the shares of restricted common stock and the stock units pay dividends at the same rate and time as RR Donnelley common stock. Dividends payable on stock units are converted into additional stock units. Restricted stock granted prior to 2000 generally vests on the fifth anniversary of the date it was granted, although restricted stock granted prior to 2000 held by Mr. Davis vests as provided in his 1997 employment agreement. Restricted stock granted since 2000 generally vests in equal proportions over three years. Stock units vest and are payable as provided in Mr. Davis’ 2001 employment agreement.

The following table details options to purchase common stock that were granted in 2003 to the individuals named in the summary compensation table:

Option Grants in 2003

Name	Number of Securities Underlying Options Granted(1)		% of Total Options Granted to Employees in 2003	Exercise Price ($/share)	Expiration Date	Grant Date Present Value ($)(2)
William L. Davis	393,750		12.06	$18.8000	3/25/2013	$2,331,000
Michael B. Allen	30,000	(3)	0.92	18.8000	3/25/2013	177,600
John C. Campanelli	34,000		1.04	18.8000	3/25/2013	201,280
	28,000		0.86	26.7000	7/6/2013	161,560
Monica M. Fohrman	43,000		1.32	18.8000	3/25/2013	254,560
Joseph C. Lawler	43,000		1.32	18.8000	3/25/2013	254,560
Robert S. Pyzdrowski	31,000		0.95	18.8000	3/25/2013	183,520
Gregory A. Stoklosa	60,000		1.84	18.8000	3/25/2013	355,200

(1)	Options become exercisable over a four-year period starting on the grant date, at the rate of 20% a year, with the final 40% exercisable at the end of the fourth year. This schedule may be accelerated upon death, disability or a change in control.
(2)	Grant date present value reflects a reduced value attributable to potential forfeiture due to vesting requirements or shortened exercise period following employment termination.
(3)	In connection with the termination of Mr. Allen’s employment, the 30,000 options granted to Mr. Allen in 2003 were cancelled as of December 31, 2003.

RR Donnelley uses the Black-Scholes option pricing method to calculate the value of stock options as of the date of grant. The accuracy of this model depends on key assumptions about future interest rates, stock price volatility and dividend yields, among other factors. The grant date present value of these options was calculated using the figures below:

Estimated Grant Date Present Value of Options

Name	Grant Date	Date of Exercise	Volatility Factor	Yield	Annual Dividend Rate	Risk-Free Rate of Return
Options expiring March 25, 2013	March 26, 2003	March 25, 2013	28.53%	5.32%	$1.00	3.96%
Options expiring July 6, 2013	July 7, 2003	July 6, 2013	27.82%	3.75%	$1.00	3.74%

The following table reflects options exercised in 2003 and the value of options at December 31, 2003 held by the individuals named in the summary compensation table.

Options Exercised During 2003 and Year-End Option Values

			Number of Securities Underlying Unexercised Options at December 31, 2003	Value of Unexercised In- the-Money Options at December 31, 2003(2)
Name	Number of Shares Acquired on Exercise	Value Realized(1)	Exercisable / Unexercisable	Exercisable / Unexercisable
William L. Davis	—	$ —	1,257,200 / 797,750	$1,511,948 / $5,802,098
Michael B. Allen	25,800	544,220	87,800 / 81,600	22,155 / —	(3)
John C. Campanelli	—	—	127,500 / 99,200	509,972 / 806,495
Monica M. Fohrman	—	—	129,100 / 94,600	698,485 / 943,053
Joseph C. Lawler	—	—	169,400 / 106,600	690,892 / 943,055
Robert S. Pyzdrowski	—	—	156,800 / 68,200	521,031 / 332,057
Gregory A. Stoklosa	—	—	158,600 / 132,000	832,694 / 550,065

(1)	Value realized is determined by subtracting the exercise price from the fair market value on the date of exercise. Fair market value is the average of the high and the low prices reported in the New York Stock Exchange Composite Transactions report.
(2)	Value of unexercised options is determined by subtracting the exercise price from the fair market value on December 31, 2003. Fair market value is the average of the high and low prices reported in the New York Stock Exchange Composite Transactions report.
(3)	In connection with the termination of Mr. Allen’s employment, all of his options that were not exercisable were cancelled as of December 31, 2003.

The following table reflects the long-term incentive awards, designated in units of RR Donnelley stock, granted to Mr. Davis and the other individuals named in the summary compensation table in 2003:

Long-Term Incentive Awards in 2003

	Number of Units	Performance or Other Period until Maturation or Payout	Estimated Future Payouts under Non-Stock Price-Based Plans
Name			Threshold (Units)(1)	Target (Units)	Maximum (Units)
William L. Davis	75,540	3 years	75,540	151,080	302,160
Michael B. Allen(2)	13,678	3 years	13,678	27,356	54,712
John C. Campanelli	19,649	3 years	19,649	39,298	78,596
Monica M. Fohrman	13,221	3 years	13,221	26,442	52,884
Joseph C. Lawler	13,221	3 years	13,221	26,442	52,884
Robert S. Pyzdrowski	9,649	3 years	9,649	19,298	38,596
Gregory A. Stoklosa	17,746	3 years	17,746	35,492	70,984

(1)	Long-term incentive award units are based on the company’s performance as measured by relative total shareholder returns (RTSR) over a three-year period. RTSR objectives measure the company’s stock price appreciation plus dividend yield for the forty-day trading period immediately prior to the beginning of the period covered by the award against the last forty-day trading period during the three-year period, relative to the performance of the S&P 500 for those same measurement times. Threshold amounts will be paid provided that RR Donnelley’s RTSR at the end of the performance period equals the 50th percentile of the S&P 500.
(2)	In connection with the termination of Mr. Allen’s employment, the entire long-term incentive award made to Mr. Allen in 2003 has been cancelled.

Unless otherwise determined by the company’s human resources committee, upon death, disability or retirement, the company will distribute an amount equal to the LTIP award which would have been earned during the performance period in which the death, disability or retirement occurred, pro rated through the date of death, disability or retirement. The award will be forfeited in the event of any termination of employment other than due to death, disability or retirement. In the event of a change in control, the highest level of achievement will be deemed to be met and the award will be fully and immediately vested.

Retirement Benefits

Under RR Donnelley’s Retirement Benefit Plan and Unfunded Supplemental Benefit Plan (collectively, the Retirement Plans), each year employees accrue retirement benefits equal to 1.5% of compensation up to the social security wage base average for the preceding 35-year period, plus 2% of remaining compensation. Compensation covered by the Retirement Plans generally includes salary and annual cash bonus awards.

The U.S. government places limitations on pensions that can be paid under federal income tax qualified plans. Pension amounts that exceed such limitations as well as benefits accrued under the executive arrangement discussed in the section entitled “Executive Agreements” are paid under the Unfunded Supplemental Benefit Plan.

New participants in the Retirement Plans will participate in a cash balance plan. Under the traditional plan, benefits are paid monthly after retirement for the life of the participant or, if the participant is married or chooses an optional benefit form, in an actuarially reduced amount for the life of the participant and surviving spouse or other named survivor. Under the cash balance plan, a participant may elect to receive a lump sum amount.

Except as otherwise noted, the following table shows estimates of the annual benefits payable to the individuals named in the summary compensation table upon retirement at age 65. These estimates include the annual benefits computed on service through December 31, 2003 and additional annual benefits they may earn in the future, assuming they continue in RR Donnelley’s employ to age 65 at current base pay plus incentives.

Retirement Benefits

Name	Benefits Accrued through December 31, 2003 ($)	Estimated Benefits January 1, 2004 through Age 65 ($)	Estimated Total Benefits ($)
William L. Davis	$1,161,838	$34,286	$1,196,124	(1)
Michael B. Allen	103,023	—	103,023	(2)
John C. Campanelli	97,275	224,325	321,600
Monica M. Fohrman	97,736	101,806	199,592
Joseph C. Lawler	83,716	142,410	226,126
Robert S. Pyzdrowski	136,045	151,626	287,671
Gregory A. Stoklosa	59,165	192,535	251,700

(1)	Mr. Davis’ pension benefits are governed by his 2001 employment agreement discussed in the section entitled “Executive Agreements.”

(2)	Mr. Allen terminated his employment with RR Donnelley on December 31, 2003. Under the terms of RR Donnelley’s Retirement Benefit Plan, the actual benefits Mr. Allen will receive depend upon the date on which he elects to begin to receive benefits. However, no additional benefits accrue to Mr. Allen after December 31, 2003.

Director Compensation

Directors who are not officers of the company receive the following annual cash fees for their services to the RR Donnelley board of directors:

•	$32,000 base cash retainer for serving as a director;

•	$1,000 for each committee of which they are a member;

•	an additional $4,500 for each committee chairmanship they hold;

•	$1,000 for each board or committee meeting they attend; and

•	$1,000 for each non-meeting day the company requests them to spend on committee work.

Non-employee directors may elect to have some or all of their cash fees applied toward the purchase of shares of RR Donnelley common stock at fair market value, issued in the form of 10-year options to purchase shares of RR Donnelley common stock at an exercise price equal to the fair market value of the shares of RR Donnelley common stock on the date granted or deferred. Any deferred amounts will, at the director’s election, either earn the same rate of interest as five-year U.S. government bonds or be converted into shares of phantom stock. A director may receive deferred fees, along with the interest or gains earned, in a lump sum or in as many as 10 equal annual installments. In either case, payments are made after the director reaches age 65 or leaves the board, whichever comes later.

In addition to the annual cash fees, non-employee directors receive an annual award of phantom stock. The phantom stock is credited as of January 2 each year, with the number of shares determined by dividing 65% of the director’s annual retainer by the fair market value of a share of RR Donnelley common stock on the date of award. Each non-employee director may elect to receive options in lieu of all or part of such phantom stock award.

The 2000 Stock Incentive Plan provides for grants of stock options to each non-employee director every year immediately after the RR Donnelley annual meeting of shareholders to purchase a number of shares of RR Donnelley common stock equal to 2.5 times the director’s base cash retainer divided by the fair market value of a share of RR Donnelley common stock on the date of grant. The exercise price is the fair market value of a share of RR Donnelley common stock on the date granted. The options may be exercised beginning one year after the date granted or the day immediately preceding the next annual meeting of stockholders (whichever is sooner) and ending 10 years after the date granted.

If stockholders approve a new performance incentive plan at a special meeting of stockholders to be held on February 23, 2004, in lieu of the automatic grant of stock options contained in the 2000 Stock Incentive Plan, on the dates of each RR Donnelley annual meeting of stockholders beginning in 2004, the board of directors will make an equity award to each non-employee director. The award may be in the form of stock options, restricted stock, stock units or stock appreciations rights, provided that the dollar value to a director of any award may not exceed three times the then current annual base cash retainer fee payable to non-employee directors. In determining the dollar value of an award, the board will use the fair market value of a share of RR Donnelley common stock on the date of grant.

Upon the completion of the Moore Wallace transaction (see Expected Impact of Combination with Moore Wallace Incorporated under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations), two non-employee directors will resign from the board of directors. They will continue to receive the base cash retainer paid to continuing directors for a period of one year.

To emphasize the importance of stock ownership by company directors, the board of directors has established stock ownership guidelines that require directors to acquire and hold over time shares of RR Donnelley common stock having a market value of five times the annual base cash retainer paid a director.

Under the retirement plan for directors, which plan does not apply to directors first elected on or after January 1, 2000, each of the current directors who was active as of January 1, 1997 elected either:

•	to receive a credit for the present value of such director’s earned annual retirement benefit as of December 31, 1996 (based on a deferred compensation agreement); or

•	to convert the present value of such director’s earned annual retirement benefit into shares of phantom stock.

In addition, non-employee directors serving on the board of directors between January 1, 1997 and January 1, 2000 who had less than 10 years of service on the board received an annual award of phantom stock. The phantom stock was credited as of January 1 each year, with the number of shares of RR Donnelley common stock determined by dividing 35% of the director’s annual base cash retainer by the fair market value of a share of RR Donnelley common stock on the date of award. Each non-employee director could elect to receive options in lieu of all or part of such phantom stock award.

As of January 2, 2000, the company ceased to have a retirement program for directors, although benefits previously accrued continue to be paid.

Severance Pay

The company has adopted a severance pay program consisting of severance agreements between the company and the executive officers named in the summary compensation table, certain other officers and key employees.

Under the severance agreements, an executive is entitled to specified payments and benefits if, after a change in control, the executive is terminated for reasons other than cause or if the executive leaves the company after a change in control because of any of the following conditions:

•	a decrease in responsibilities or compensation,

•	a job relocation that requires a change in residence or

•	a significant increase in travel.

These agreements do not apply to executives who are terminated for cause, retire, become disabled or die.

Severance benefits generally include:

•	a lump-sum payment of three times current salary and bonus,

•	cash payment in lieu of outstanding stock bonus awards under RR Donnelley’s stock-based plans,

•	cash payment equal to the value of outstanding stock options,

•	cash payment equal to three years’ additional accrued benefits under RR Donnelley’s Retirement Benefit Plan and

•	life, disability, accident and health insurance benefits for 24 months after termination.

If any of this compensation is subject to the federal excise tax on “excess parachute payments,” the company has also agreed to pay an additional amount to cover these taxes.

Executive Agreements

The Davis Agreement. On March 18, 1997, William L. Davis joined the company as chief executive officer and entered into an employment agreement with the company with an initial term ending on March 31, 2002. On November 30, 2001, the company and Mr. Davis entered into a new employment agreement, replacing the 1997 agreement. The initial term of the 2001 agreement ends on March 31, 2004. Beginning April 1, 2003, the initial term automatically extends daily by one additional day unless the provision for extension is terminated by the company or Mr. Davis. In March 2003, the company gave such a termination notice.

Under the 2001 agreement, Mr. Davis receives a base annual salary of not less than $900,000 and participates in annual and long-term performance incentive plans adopted by the human resources committee of the board of directors.

In the 2001 agreement, Mr. Davis was awarded 115,385 stock units vesting in three installments in March 2002 through March 2004, payable in common stock of RR Donnelley following Mr. Davis’ retirement, death or permanent and total disability. Unvested stock units are forfeited upon termination of Mr. Davis’ employment for any other reason. The 2001 agreement also required RR Donnelley to make a long-term performance award of 14,480 stock units to Mr. Davis in January 2002, which award was paid as part of the LTIP payout described in the summary compensation table.

The 2001 agreement requires the company to grant annually to Mr. Davis a non-qualified stock option to purchase shares of common stock of RR Donnelley determined as a percentage of his base salary. In 2002, the grant was for 236,000 shares of common stock, vesting over a four-year period. In 2003, the grant was for that number of shares of RR Donnelley common stock having a value equal to 2.625 times Mr. Davis’ base salary on the date of the grant, or 393,750 shares, vesting over a four year period. Further, the 2001 agreement requires the company to provide Mr. Davis with yearly retirement payments upon his reaching the age of 65, which together with payments received through social security benefits, benefits payable from retirement plans of his former employers and the benefits otherwise payable under RR Donnelley’s Retirement Benefit Plan and Unfunded Supplemental Benefit Plan, equal $1,228,000 or 50% of his “final average compensation” (as defined in the 2001 agreement), whichever is greater. These payments are subject to reduction if Mr. Davis’ employment terminates prior to March 31, 2004.

If Mr. Davis dies before the employment term expires, his estate will receive a termination bonus in addition to all equity awards described above. The termination bonus will equal his previous year’s bonus, prorated for the portion of the year worked prior to his death. If he becomes disabled, the company or Mr. Davis may terminate the 2001 agreement. In addition to the equity awards and termination bonus described above, Mr. Davis would receive 60% of his last base salary plus full benefit and pension accrual until he reaches age 65. Mr. Davis will be entitled to certain benefits if his employment is terminated by the company without “cause” or by him for “good reason” (as each term is defined in the 2001 agreement), including:

•	a lump sum severance payment of 250% of his base salary and target annual bonus (300% if termination results from a change in control),

•	the termination bonus and

•	continued benefit coverage and pension accrual for 30 months.

If Mr. Davis is terminated by the company without cause, if Mr. Davis terminates his employment for good reason or if there is a “change in control” of RR Donnelley (as defined in the 2001 agreement), all stock options, restricted stock awards and long-term incentive awards not yet vested will become fully vested.

Mr. Davis has agreed to specified limitations on his ability to compete with, or solicit employees from, the company for two years after the termination of the 2001 agreement.

Mr. Davis continues to hold awards originally made under the terms of the 1997 agreement. Under the terms of a restricted stock award granted pursuant to that agreement, Mr. Davis vested in a restricted stock grant during 2001 and will vest in a restricted stock grant of 62,935 shares on October 1, 2004. He also received options to purchase 500,000 shares of RR Donnelley common stock at $45.1875 (150% of the price of RR Donnelley common stock upon his start of employment) vesting on or after March 18, 2000 if the fair market value of RR Donnelley common stock exceeds that price for 10 consecutive trading days (which occurred in June and July, 1998) and 500,000 shares at $30.125, which fully vested as of March 2001.

The Allen Agreement. In connection with the termination of his employment, Michael B. Allen was entitled to receive the standard payments and benefits provided to officers who are workforce reduced from the company. In addition, the company agreed to reimburse Mr. Allen for up to $20,000 in legal fees incurred by him in consulting an attorney surrounding the terms and conditions of his termination of employment.

The Lawler Agreement. In connection with the hiring of Joseph C. Lawler in October 1995, the company granted Mr. Lawler an advance in the amount of $200,000 against his anticipated payout under a long-term incentive program in which he participated. Because the company failed to meet the threshold for any payout under the program, the company agreed to convert the advance to Mr. Lawler into an interest-bearing loan due February 15, 2001. During 2001, the company agreed to extend the repayment date of the loan until March 1, 2004. Interest on the original loan amount accrues at the five-year Treasury bill rate, and beginning on January 1, 2002, interest is payable annually until the loan is repaid.

Board Compensation Committee Report on Executive Compensation

Information addressing this item will be contained in the company’s definitive Proxy Statement to be prepared and circulated in connection with its Annual Meeting of Stockholders, currently planned to be mailed by mid-March, 2004.

Performance Graph

Information addressing this item will be contained in the company’s definitive Proxy Statement to be prepared and circulated in connection with its Annual Meeting of Stockholders, currently planned to be mailed by mid-March, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of January 15, 2004, except where otherwise noted, the ownership of shares of RR Donnelley common stock, RR Donnelley restricted stock and RR Donnelley options exercisable prior to March 15, 2004, of each person who is known to the company to own beneficially more than 5% of the company’s outstanding common stock, of each director, of each named executive officer and by all directors and executive officers as a group. The address of each beneficial owner who is also a director or executive officer of the company is c/o R.R. Donnelley & Sons Company, 77 West Wacker Drive, Chicago, Illinois 60601.

Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)		Number of Shares of Restricted Stock(2)		Stock Options Exercisable Prior to March 15, 2004	Total Shares	Percentage of Total Outstanding
Dodge & Cox One Sansome Street 35th Floor San Francisco, California 94104	14,801,043	(3)	—		—	14,801,043	12.97%

William L. Davis, Chairman, President, Chief Executive Officer and Director	214,576		62,935	(7)	1,257,200	1,534,711	1.34%

Michael B. Allen, Former Executive Vice President, Print	693		—		87,100	87,793	*

John C. Campanelli, President, Print	7,085		22,300		12,000	41,385	*

Monica M. Fohrman, Senior Vice President, General Counsel and Secretary	28,158		10,000		127,100	165,258	*

Joseph C. Lawler, Executive Vice President	22,035		35,000		181,400	238,435	*

Robert S. Pyzdrowski, President, Solutions Delivery, Print	14,938	(4)	25,700		147,400	188,038	*

Gregory A. Stoklosa, Executive Vice President and Chief Financial Officer	10,412		15,000		158,600	184,012	*

Joseph B. Anderson, Jr., Director	400		—		13,532	13,932	*

Gregory Q. Brown, Director	1,037		—		2,591	3,628	*

Martha Layne Collins, Director	6,193		—		29,739	35,932	*

James R. Donnelley, Director	2,973,932	(5)	—		59,191	3,033,123	2.66%

Judith H. Hamilton, Director	9,139		—		25,532	34,671	*

Thomas S. Johnson, Director	8,564		—		44,615	53,179	*

Oliver R. Sockwell, Director	3,000		—		17,532	20,532	*

Bide L. Thomas, Director	6,779		—		29,739	36,518	*

Norman H. Wesley, Director	3,000	(6)	—		2,591	5,591	*

Stephen M. Wolf, Director	30,000		—		29,532	59,532	*

All directors and executive officers as a group	3,339,941		170,935		2,225,394	5,736,270	5.03%

*	Ownership represents less than 1% of the outstanding shares of common stock.
(1)	Includes interests in shares held through the RR Donnelley Stock Fund; does not reflect deferred fees for which directors have elected to receive RR Donnelley phantom stock.
(2)	Subject to limits on sale or transfer and may be forfeited under certain conditions.
(3)	The number of shares of RR Donnelley common stock beneficially owned is based on a Form 13G report filed on February 17, 2004, by Dodge & Cox reflecting ownership as of December 31, 2003. According to the Form 13G, Dodge & Cox has sole investment authority over all shares of RR Donnelley common stock, sole voting authority over 13,752,597 shares of RR Donnelley common stock, shared voting authority over 154,600 shares of RR Donnelley common stock and no voting authority over 893,846 shares of RR Donnelley common stock.
(4)	Does not include 3,925 shares of RR Donnelley common stock owned by a family member of Mr. Pyzdrowski as to which shares Mr. Pyzdrowski disclaims beneficial ownership.
(5)	Includes 2,122,688 shares of RR Donnelley common stock for which Mr. Donnelley shares voting and investment authority; does not include 58,695 shares of RR Donnelley common stock owned by a family member of Mr. Donnelley as to which shares Mr. Donnelley disclaims beneficial ownership.
(6)	Does not include 375 shares of RR Donnelley common stock owned by a family trust as to which shares Mr. Wesley disclaims beneficial ownership.
(7)	Does not include 125,166 RR Donnelley stock units held by Mr. Davis, 60% of which are vested. (See the discussion of Mr. Davis’ 2001 employment agreement.

Equity Compensation Plan Information

Information as of December 31, 2003 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows (in thousands, except per share data):

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	12,164,070	$28.04	7,155,956
Equity compensation plans not approved by security holders(2)	6,211,738	27.86	979,843

Total	18,375,808	27.98	8,135,799

(1)	Represents shareholder approved stock incentive plan shares.
(2)	Represents the Donnelley Shares Program and the 2000 Broad-Based Incentive Plan.

2000 Broad-Based Stock Incentive Plan

In 2000, the board of directors approved the adoption of the 2000 Broad-Based Stock Incentive Plan (2000 Broad-Based Plan) to provide incentives to key employees of the company and its subsidiaries. Awards under the 2000 Broad-Based Plan are generally not restricted to any specific form or structure and may include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights.

Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a “change in control” (as defined in the 2000 Broad-Based Plan). The 2000 Broad-Based Plan is administered by the human resources committee of the board of directors, which may delegate its responsibilities to the chief executive officer or another executive officer.

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. Shares subject to a grant or award under the 2000 Broad-Based Plan which are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of all or a portion of the grant or award, by reason of withholding of shares to pay all or a portion of the exercise price or to satisfy tax withholding obligations or by reason of the delivery of shares prior to June 30, 2003 to pay all or a portion of the exercise price or to satisfy tax withholding obligations are again available for future grants and awards. However, stock options and SARs granted in tandem with or by reference to a stock option granted prior to the grant of such SARs are treated as one grant. To the extent that the company repurchased shares in the open market or otherwise prior to June 30, 2003, a number of shares having a repurchase price equal to the aggregate proceeds received by the company from the exercise of stock options granted by the company under the 2000 Broad-Based Plan are again available for future grants and awards. As of December 31, 2003, options to purchase 6,978,337 shares of common stock were outstanding. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a change in control) and generally expire 10 years after the date of grant. No awards other than options have been made under the 2000 Broad-Based Plan.

RR Donnelley Shares Stock Option Plan

In 1994, the board of directors approved the adoption of the Donnelley Shares Stock Option Plan (RR Donnelley Shares Plan). All employees (other than officers) were eligible to receive options under the plan. The RR Donnelley Shares Plan was administered by the human resources committee of the board of directors, which had full authority to grant options under the plan and to determine the terms and conditions of all options granted under the plan. The company last granted options under the RR Donnelley Shares Plan in 1996, and the plan expired in 1999.

There were 6,000,000 shares of common stock reserved and authorized for issuance under the RR Donnelley Shares Plan. As of December 31, 2003, options to purchase 3,819,988 shares of common stock were outstanding under the RR Donnelley Shares Plan. The purchase price for options granted under the RR Donnelley Shares Plan was the fair market value of a share of RR Donnelley common stock at the time of the grant. All of the outstanding options generally vested over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability in certain events, including the death or permanent disability of the optionee, termination of the optionee’s employment under certain circumstances or a “change in control” (as defined in the RR Donnelley Shares Plan)) and generally expire 10 years after the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.

Deloitte & Touche LLP (Deloitte) was the company’s principal accountant for the years ended December 31, 2003 and 2002. Total fees paid to Deloitte for audit services rendered during 2003 and 2002 were $1,469,855 and $1,249,371, respectively.

Arthur Andersen LLP (Andersen) was the company’s principal accountant prior to May 15, 2002. Total fees paid to Andersen for audit services rendered during 2003 and 2002 were $0 and $80,000, respectively.

Total fees incurred by the company for audit services rendered by Deloitte and Andersen during 2003 and 2002 were $1,469,855 and $1,329,371, respectively.

Audit-Related Fees.

Total fees paid to Deloitte for audit-related services rendered during 2003 and 2002 were $885,358 and $140,806, respectively, related primarily to due diligence for potential acquisitions and accounting consultation.

Total fees paid to Andersen for audit-related services rendered during 2003 and 2002 were $0 and $105,353, respectively, related primarily to accounting consultation and agreed-upon procedures.

Total fees incurred by the company for audit-related services rendered by Deloitte and Andersen during 2003 and 2002 were $885,358 and $246,159, respectively.

Tax Fees.

Total fees paid to Deloitte for tax services rendered during 2003 and 2002 were $269,858 and $548,686, respectively, related primarily to international and domestic tax consultation, expatriate services and other consulting services.

Total fees paid to Andersen for tax services rendered during 2003 and 2002 were $0 and $461,601, respectively, related primarily to international tax consultation, expatriate services and other consulting services.

Total fees incurred by the company for tax services rendered by Deloitte and Andersen during 2003 and 2002 were $269,858 and $1,010,287, respectively.

All Other Fees.

Total fees paid to Deloitte for all other services rendered during 2003 and 2002 were $349,026 and $306,912, respectively, primarily related to business review of controls surrounding systems implementation, and other professional services.

Total fees paid to Andersen for all other services rendered during 2003 and 2002 were $0 and $187,000, respectively, primarily related to the outsourcing of services and other professional services.

Total fees incurred by the company for all other services rendered by Deloitte and Andersen during 2003 and 2002 were $349,026 and $493,912, respectively.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the audit committee of the company’s board of directors, the company’s principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the company’s principal accountant be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the company while not impairing its independence. The audit committee or its chairman must pre-approve the engagement of the company’s principal accountant to provide both audit and permissible non-audit services. If the chairman pre-approves any engagement, he is to make a report to the full audit committee at its next meeting. 100% of all services provided by the company’s principal accountant in 2003 were pre-approved by the audit committee or its chairman.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

A current report on Form 8-K was filed on November 5, 2003 and included Item 7, “Financial Statements and Exhibits” and Item 12, “Results of Operations and Financial Condition” and a current report on Form 8-K was filed on November 10, 2003 and included Item 5, “Other Events and Required FD Disclosure,” Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure.”

(c)	Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-2) are filed as part of this annual report.

(d)	Financial Statements omitted

Certain schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2004.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ VIRGINIA L. SEGGERMAN
Virginia L. Seggerman Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 23rd day of February, 2004.

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

/S/    JOSEPH B. ANDERSON, JR*

Joseph B. Anderson, Jr.

Director

/S/    GREGORY Q. BROWN*

Gregory Q. Brown

Director

/S/    MARTHA LAYNE COLLINS

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

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

In Thousands, Except Per-Share Data

	Year Ended December 31
	2003	2002	2001
Net sales	$4,787,162	$4,754,937	$5,297,760
Cost of sales	3,951,476	3,887,368	4,387,309

Gross profit	835,686	867,569	910,451
Selling and administrative expenses	548,466	533,703	567,635
Restructuring and impairment charges	16,427	88,929	195,545

Earnings from operations	270,793	244,937	147,271

Interest expense, net	(50,359)	(62,818)	(71,183)
Other income (expense):
Gain on sale of businesses and investments	5,526	6,350	6,641
Investment write-downs	—	—	(18,536)
Other, net	(17,683)	(12,736)	10,701

	(12,157)	(6,386)	(1,194)

Earnings before income taxes	208,277	175,733	74,894
Income taxes	31,768	33,496	49,906

Net income	$176,509	$142,237	$24,988

Net income per share of common stock
Basic	$1.56	$1.26	$0.21
Diluted	1.54	1.24	0.21

Weighted average number of common shares outstanding
Basic	113,285	113,060	116,728
Diluted	114,302	114,372	118,498

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Thousands of Dollars, Except Share Data

	December 31
	2003	2002
Assets
Cash and equivalents	$60,837	$60,543
Receivables, less allowances for doubtful accounts of $26,316 in 2003 and $19,250 in 2002	738,516	601,184
Inventories	120,374	116,191
Prepaid expenses and other current assets	79,783	88,521

Total current assets	999,510	866,439

Net property, plant and equipment, at cost, less accumulated depreciation of $3,520,441 in 2003 and $3,432,171 in 2002	1,334,574	1,411,016
Goodwill	317,472	308,174
Other intangible assets, net of accumulated amortization of $271,940 in 2003 and $259,477 in 2002	81,702	96,662
Prepaid pension cost	314,366	335,455
Other noncurrent assets	141,326	164,217

Total assets	$3,188,950	$3,181,963

Liabilities
Accounts payable	$303,959	$267,690
Accrued compensation	143,412	157,070
Short-term debt	175,873	245,782
Current and deferred income taxes	10,179	1,397
Other accrued liabilities	250,159	282,791

Total current liabilities	883,582	954,730

Long-term debt	752,497	752,870
Deferred income taxes	234,046	214,112
Other noncurrent liabilities	335,673	345,657

Total noncurrent liabilities	1,322,216	1,312,639

Shareholders’ Equity
Common stock at stated value ($1.25 par value) Authorized shares: 500,000,000; Issued: 140,889,050 at December 31, 2003 and 2002	308,462	308,462
Retained earnings	1,641,706	1,593,107
Accumulated other comprehensive loss	(123,684)	(115,456)
Unearned compensation	(2,937)	(5,177)
Reacquired common stock, at cost, 27,214,677 shares and 27,764,983 shares at December 31, 2003 and 2002, respectively	(840,395)	(866,342)

Total shareholders’ equity	983,152	914,594

Total liabilities and shareholders’ equity	$3,188,950	$3,181,963

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of Dollars

	Year Ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income	$176,509	$142,237	$24,988
Restructuring and impairment charges	16,427	88,929	195,545
Reversal of tax reserves	(39,903)	(30,000)	—
(Gain) loss on sale or write-down of businesses and investments	(4,158)	(6,350)	11,895
Depreciation	276,005	288,499	315,937
Amortization	53,354	63,873	62,786
Gain on sale of assets	(4,012)	(13,824)	(8,204)
Net change in operating working capital	(159,801)	17,288	59,681
Net change in other assets and liabilities	54,730	(148,842)	(122,549)
Other	(14,966)	7,109	8,315

Net cash provided by operating activities	354,185	408,919	548,394

Cash flows from investing activities:
Capital expenditures	(202,916)	(241,597)	(273,340)
Other investments including acquisitions, net of cash acquired	(16,910)	—	(2,416)
Disposition of assets	34,847	25,471	19,346

Net cash used for investing activities	(184,979)	(216,126)	(256,410)

Cash flows from financing activities:
Repayments of long-term debt	(111,176)	(78,726)	(4,741)
Long-term borrowings	—	—	225,000
Net proceeds from (repayments of) short-term borrowings	39,905	14,591	(163,274)
Disposition of reacquired common stock	18,468	16,603	23,520
Acquisition of common stock	(2,455)	(20,029)	(273,255)
Cash dividends paid	(115,736)	(110,964)	(109,987)

Net cash used for financing activities	(170,994)	(178,525)	(302,737)

Effect of exchange rate changes on cash flows	2,082	(2,340)	(1,505)

Net increase (decrease) in cash and equivalents	294	11,928	(12,258)

Cash and equivalents at beginning of year	60,543	48,615	60,873

Cash and equivalents at end of year	$60,837	$60,543	$48,615

Changes in operating working capital, net of acquisitions and divestitures:

	2003	2002	2001
Decrease (increase) in assets:
Receivables, net	$(133,609)	$82,279	$185,413
Inventories, net	(4,143)	6,383	59,138
Prepaid expenses	9,092	(5,433)	(9,356)
Increase (decrease) in liabilities:
Accounts payable	34,514	(33,882)	(86,330)
Accrued compensation	(13,649)	(5,620)	(21,431)
Other accrued liabilities	(52,006)	(26,439)	(67,753)

Net change in operating working capital	$(159,801)	$17,288	$59,681

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Thousands of Dollars, Except Share Data

	Common Stock		Reacquired Common Stock		Unearned Compensation Restricted Stock	Retained Earnings	Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2001	140,889,050	$308,462	(19,833,630)	$(661,972)	$(6,752)	$1,666,936	$(74,126)	$1,232,548
Net income						24,988		24,988
Translation adjustments							(6,502)	(6,502)
Minimum pension liability adjustment							(28,374)	(28,374)

Comprehensive income								(9,888)

Treasury stock purchases			(8,812,763)	(247,786)				(247,786)
Cash dividends						(109,987)		(109,987)
Common shares issued under stock programs			878,955	36,107	(246)	(12,341)		23,520

Balance at December 31, 2001	140,889,050	$308,462	(27,767,438)	$(873,651)	$(6,998)	$1,569,596	$(109,002)	$888,407
Net income						142,237		142,237
Translation adjustments							(10,741)	(10,741)
Minimum pension liability adjustment							4,287	4,287

Comprehensive income								135,783

Treasury stock purchases			(517,560)	(15,235)				(15,235)
Cash dividends						(110,964)		(110,964)
Common shares issued under stock programs			520,015	22,544	1,821	(7,762)		16,603

Balance at December 31, 2002	140,889,050	$308,462	(27,764,983)	$(866,342)	$(5,177)	$1,593,107	$(115,456)	$914,594
Net income						176,509		176,509
Translation adjustments							16,059	16,059
Minimum pension liability adjustment							(27,021)	(27,021)
Unrealized gain on investment							2,734	2,734

Comprehensive income								168,281

Treasury stock purchases			(80,644)	(2,455)				(2,455)
Cash dividends						(115,736)		(115,736)
Common shares issued under stock programs			630,950	28,402	2,240	(12,174)		18,468

Balance at December 31, 2003	140,889,050	$308,462	(27,214,677)	$(840,395)	$(2,937)	$1,641,706	$(123,684)	$983,152

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of Consolidation—The consolidated financial statements include the accounts of RR Donnelley & Sons Company and its majority-owned subsidiaries (the company). Minority interests in the income (loss) of consolidated subsidiaries of $0.1 million, $0.7 million, and ($0.1) million in 2003, 2002 and 2001, respectively, are included in other income (expense) in the consolidated statements of income. All material intercompany transactions and balances have been eliminated.

Nature of Operations—The company provides a wide variety of print and print-related services and products for customers. The company also provides logistics and distribution services for its print customers and other mailers. Approximately 60% of the company’s business was under contract in 2003. Some contracts provide for progress payments from customers as certain phases of the work are completed; however, revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Some customers furnish paper for their work, while in other cases the company purchases the paper and resells it to the customer.

Foreign Operations—Foreign-currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within shareholders’ equity. Income and expense items are translated at the average rates during the respective periods.

Revenue Recognition—The company recognizes print revenue when title and risk of loss transfers to the customer and the earnings process is complete. Contracts typically specify F.O.B. shipping point terms. The company generally recognizes revenue upon final shipment for a print job and not on a partial shipment basis. For most print jobs, it is common for customers to inspect the quality of the product at company facilities up to and including at the time of shipment. The company’s products are not shipped subject to any contractual right of return provisions. Absent specific contract terms, the company recognizes revenue upon final delivery of the product or upon completion of the service performed.

Within the company’s Financial segment, which serves the global financial services end market, the company produces highly customized materials such as regulatory S-filings, initial public offerings and mutual fund compliance communications, as well as provides EDGAR-related services. Revenue is recognized for these customers following final delivery of the printed product or upon completion of the service performed.

Revenues related to the company’s Premedia operations, which include digital content management such as photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the company’s Logistics segment, whose operations include the delivery of packages and printed material, the company recognizes revenue upon completion of the delivery services it provides.

Billings for third-party shipping and handling costs are included in net sales.

Cash and Equivalents—The company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Receivables—Receivables primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 75% and 80% of the inventories at December 31, 2003 and 2002, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs in earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

The company’s investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for the company’s share of any declines in the estimated fair value of the underlying properties that are deemed to be other than temporary. Based on its ownership percentages and inability to exercise significant influence, the company accounts for its investments in affordable housing under the cost method. The company determines its estimates of fair value using remaining future tax credits to be received and expected residual values upon sale or disposition of its ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships, which include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates.

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

Financial Instruments and Interest Rate Swaps—From time to time, the company uses interest rate swaps to manage its interest rate mix and overall cost of borrowing. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. As defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as described in Note 14, Financial Instruments, the company does not use interest rate swaps or other derivatives for trading or speculative purposes.

Stock-Based Compensation—The company has stock-based employee compensation plans which are described more fully in Note 15, Stock and Incentive Programs for Employees. The company accounts for stock-based compensation by applying Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. The company uses the intrinsic-value method of accounting for stock-based awards and has not adopted a method under SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Accordingly, no stock-based employee compensation cost for options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost been determined consistent with SFAS No. 123, the company’s net income and respective earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
	In Thousands, except per-share data
Net income, as reported	$176,509	$142,237	$24,988
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,680	1,502	1,949
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effects	(11,197)	(11,723)	(15,798)

Pro forma net income	$166,992	$132,016	$11,139

Basic earnings per share:
As reported	$1.56	$1.26	$0.21
Pro forma	1.47	1.17	0.10
Diluted earnings per share:
As reported	$1.54	$1.24	$0.21
Pro forma	1.46	1.15	0.09

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

Comprehensive Income—Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income for the company consists of net income, minimum pension liability adjustments, unrealized gains on marketable securities available for sale and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity on page F-5.

Reclassifications—Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 2.    Divestitures

In December 2003, the company sold its cost basis investment in MultiMedia Live to an unrelated third-party purchaser for $2 million in cash. In connection with this transaction, the company recorded a pretax gain on sale of $2 million ($1 million after-tax).

In July 2003, the company sold its 25% equity investment in Global Directory Services Company to an unrelated third-party purchaser for $23 million in cash. In connection with this transaction, the company reduced goodwill by $10 million, which represented the remaining balance of the goodwill that arose at the time of the company’s acquisition of this equity investment. The company recorded a pretax gain on sale of $4 million ($3 million after-tax).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the company recorded a pretax gain of $6 million ($6 million after-tax) upon collection of a note receivable that had been previously reserved in connection with the sale of Modus Media International (MMI) in 1999.

In November 2001, the company sold its remaining investment in the common stock of Stream International for $10 million in cash. The company recognized a pretax gain of $7 million ($7 million after-tax) from this transaction.

Note 3.    Acquisitions and Investments

Pending acquisition—On November 8, 2003, the company entered into a combination agreement with Moore Wallace Incorporated (Moore Wallace), a leading provider of print management and outsourced communications. Pursuant to the terms of the agreement, a direct, wholly-owned subsidiary of the company will acquire all of the outstanding common shares of Moore Wallace whereby each share of Moore Wallace will be exchanged for 0.63 of a share of common stock of the company. The company expects that, upon closing of the transaction, it will issue approximately 100 million shares of its common stock, as well as undertake the obligation for the indebtedness of Moore Wallace which was approximately $900 million as of December 31, 2003. The transaction was approved by the Boards of Directors of both the company and Moore Wallace, but remains subject to certain closing conditions that include, among others, the receipt of required approval from both companies’ shareholders, and Ontario Superior Court of Justice approval of a plan of arrangement. The transaction is expected to close on February 27, 2004. Total transaction costs capitalized as of December 31, 2003 were approximately $3 million, including costs directly related to both the combination and the expected issuance of new RR Donnelley common shares in exchange for Moore Wallace shares. These costs would be charged if the transaction were not to occur.

On March 6, 2003, the company acquired certain net assets of Momentum Logistics, Inc. (MLI), a Florida-based provider of package distribution services, for approximately $17 million in cash. MLI operates sortation facilities and a dedicated fleet of vehicles to provide package distribution services. The purchase price has been allocated based on estimated fair values at the date of acquisition and resulted in $16 million of goodwill. Subsequently, the company recorded an impairment charge of $4 million for goodwill as a result of the annual impairment review performed under SFAS No. 142.

The company made no business acquisitions in 2002 or 2001.

Prior to 1996, the company acquired certain ownership interests in 26 investment level partnerships, which in turn held varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). The company’s total gross investment in affordable housing was approximately $160 million. Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The company intends to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The company’s expected recovery of its investments in affordable housing is based on the future tax credits to be received and the estimated residual value of the properties. Residual value represents what the company expects to realize upon either sale of the underlying properties or the refinancing of the partnership interests at the end of the requisite holding periods.

During 2003, the company recorded a non-operating pretax charge of $23 million to adjust the carrying value of its affordable housing investments to estimated fair value based on the results of its current year impairment analysis. The reduction in fair value was based on both declining future tax credits (based on tax

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credits realized to-date) and declines in the estimated residual values for certain of the underlying properties, which were deemed to be other than temporary. During 2002 and 2001, the company recorded non-operating pretax charges to writedown the carrying value of its affordable housing investments by $26 million and $8 million, respectively. As of December 31, 2003, the company’s net investment in affordable housing was $82 million, which was included in other noncurrent assets. Projected affordable housing tax credits expected to be received by the company are $9 million in 2004, $3 million in 2005 and $1 million thereafter.

Note 4.    Restructuring and Impairment

The company regularly assesses its manufacturing platforms to assure that they are efficient, flexible and aligned properly with customer needs. Beginning in 2001 and continuing in 2002 and 2003, the company initiated restructuring actions, which consisted primarily of the consolidation of operations within the Print and Financial segments, and the elimination of general and administrative positions company-wide. Specific elements of the restructuring activities, the related costs and the current status are discussed below.

2003

In 2003, the company continued its restructuring actions to align the business with current market conditions. The 2003 pretax restructuring and impairment charge of $16 million ($13 million after-tax) was included as restructuring and impairment charges in the consolidated statements of income on page F-2. The 2003 pretax charge included additional provisions of $23 million, which were partially offset by reversals of reserves of $7 million for settlements which were more favorable than originally expected. The 2003 pretax charge was comprised of the following: employee termination benefits related to additional workforce reductions; curtailment loss related to postretirement benefit plans; exit costs related to closed facilities; relocation costs for defined exit activities which were expensed as incurred; and asset impairments. Total 2003 pretax charges, net of reversals, by segment were as follows: Print: $3 million; Logistics: $4 million; Financial: $3 million; and Other: $6 million.

The company continues to evaluate the remaining restructuring reserve as plans are being executed and, as a result, there may be additional charges or reversals in future periods. The following summarizes the components of the charges, reversals, cash payments and non-cash adjustments during 2003 and the beginning and ending reserve balances for the year:

	Balance January 1, 2003	Charges	Reversals	Cash Payments	Pension and Postretirement Plan Adjustments	Non-Cash Items	Balance December 31, 2003
Employee termination benefits	$14,475	$5,715	$(4,732)	$(9,166)	$(3,299)	$—	$2,993
Postretirement plan curtailment	—	1,152	—	—	(1,152)	—	—
Exit costs	5,532	3,102	(1,134)	(6,094)	—	—	1,406
Relocation costs	—	3,712	(373)	(3,339)	—	—	—
Asset impairments	—	9,788	(928)	—	—	(8,860)	—

Total	$20,007	$23,469	$(7,167)	$(18,599)	$(4,451)	$(8,860)	$4,399

The components of the 2003 charges included:

•

Employee termination benefits associated with 314 employees, including severance and outplacement costs of $6 million. Of this charge, $3 million represented early retirement benefit costs to be financed by the company’s various retirement benefit plans. As of December 31, 2003, 282 of these separations were completed. The completed and future employee separations relate primarily to the Print and

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial segments. The majority of the remaining separations are expected to be completed by the end of the first quarter of 2004. 2003 also included $5 million of restructuring income to reverse previously recorded reserves for employee terminations due to a higher number of employees who transferred to other positions in the company than originally expected.

•	A $1 million curtailment loss related to the company’s postretirement benefit plan. This charge was recorded in the Corporate segment. The curtailment loss represented an increase in the accumulated postretirement benefit obligation and the recognition of prior service costs due to workforce reductions in 2002, subsequent to the September 30, 2002, measurement date for the postretirement benefit plan.

•	Exit costs of $3 million. Exit costs comprised expected remaining future cash outlays associated with maintaining closed facilities until the date of sale or lease termination, including remaining lease payments and other building-related costs. 2003 also included $1 million of restructuring income to reverse previously recorded reserves for favorable settlements.

•	Relocation costs of $4 million for employees transferred from closed facilities, as well as equipment transfer charges. These charges were expensed on an as-incurred basis.

•	Asset impairments of $10 million, including property, plant and equipment write-downs of $6 million and goodwill write-downs of $4 million. Of this charge, $4 million related to goodwill impairment for MLI, $3 million related to the closing of a directory plant in Chile, and $3 million related to anticipated losses on the disposal of buildings. 2003 also included $1 million of restructuring income to reverse previously impaired assets which were transferred to other divisions.

2002

In 2002, due to declining market conditions, the company initiated restructuring actions to align the business with current market conditions. The total 2002 pretax restructuring and impairment charge of $89 million ($54 million after-tax) was included as restructuring and impairment charges in the consolidated statements of income on page F-2. The 2002 pretax charge was comprised of the following: employee termination benefits related to additional workforce reductions; plan curtailment loss related to postretirement benefit plans; exit costs related to closed facilities; relocation costs for defined exit activities which were expensed as incurred; and asset impairments to reduce the carrying values of assets held for sale to estimated fair value. Total 2002 pretax charges by segment were as follows: Print: $55 million; Logistics: $2 million; Financial: $10 million; Corporate: $16 million; and Other: $6 million.

The following summarizes the components of the charges, cash payments, and non-cash adjustments during 2002 and the beginning and ending reserve balances for the year:

	Balance January 1, 2002	Charges	Cash Payments	Pension and Postretirement Plan Adjustments	Non-Cash Items	Balance December 31, 2002
	In Thousands
Employee termination benefits	$25,291	$37,104	$(25,025)	$(22,895)	$—	$14,475
Postretirement plan curtailment	—	8,372	—	(8,372)	—	—
Exit costs	8,638	5,473	(8,579)	—	—	5,532
Relocation costs	—	22,278	(22,278)	—	—	—
Asset impairments	—	15,702	—	—	(15,702)	—

Total	$33,929	$88,929	$(55,882)	$(31,267)	$(15,702)	$20,007

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the 2002 charges included:

•	Employee termination benefits associated with 1,798 employees, including severance, early retirement benefit costs and outplacement costs of $37 million. Of this charge, $23 million represented early retirement benefit costs to be financed by the company’s various retirement benefit plans. As of December 31, 2003, all of these separations were completed.

•	An $8 million curtailment loss related to the company’s postretirement benefit plan. This charge was recorded in the Corporate segment. The curtailment loss represented the increase in the accumulated postretirement benefit obligation and the recognition of prior service costs related to the reduction in the number of employees due to workforce reductions.

•	Exit costs of $6 million. Exit costs comprised expected remaining future cash outlays associated with maintaining closed facilities until the date of sale or lease termination, including remaining lease payments, lease termination payments, restoration costs and other building-related costs.

•	Relocation costs of $22 million for employees transferred from closed facilities, as well as equipment transfer charges. These charges were expensed on an as-incurred basis, and related primarily to plant closures announced within the Print segment in 2001, as well as the Berea, Ohio closure in 2002.

•	Asset impairments of $16 million, including property, plant and equipment write-downs, primarily related to facility closings. Of this charge, $5 million related to the closing of the Berea, Ohio facility in the second quarter of 2002. Also included in 2002 was an additional $9 million in write-downs for anticipated losses on the disposal of buildings, the majority of which related to announced closings made in 2001.

2001

In 2001, as part of efforts to build a more effective print platform, the company announced the closures of seven facilities, and additional workforce reductions and consolidations at several other facilities, including a company-wide reduction of 250 administrative positions. Total pretax business restructuring charges and asset impairments of $106 million related to restructuring actions were recorded by segment as follows: Print: $86 million; Logistics: $1 million; Financial: $8 million; Corporate: $4 million; and Other: $7 million. The 2001 pretax charge was comprised of the following: employee termination benefits related to additional workforce reductions; exit costs related to closed facilities; relocation costs for defined exit activities which were expensed as incurred; and asset impairments to reduce the carrying values of assets held for sale to estimated fair value.

Also in 2001, the company recorded a pretax impairment charge of $90 million to adjust the carrying values of certain of its businesses to estimated fair value. The impairment charges reduced goodwill by $36 million and property and equipment by $54 million and were recorded by segment as follows: Print: $11 million and Other: $79 million, comprised of Direct Mail ($37 million) and International (Argentina: $19 million; Brazil: $11 million; and Mexico: $12 million), as described more fully below.

During 2001, both the Newark, Ohio and Berea, Ohio facilities generated significant shortfalls in net sales from their original acquisition plans. The Newark facility also experienced deterioration in operating performance following the consolidation in 2000 of another Direct Mail facility into Newark. Based on the company’s review for impairment as determined in accordance with SFAS No. 121, the company recorded a pretax impairment charge for Newark in 2001 of $37 million ($26 million after-tax) that included writedowns of $10 million for goodwill and $27 million for property and equipment. The total pretax impairment charge for Berea of $11 million ($7 million after-tax) was related entirely to goodwill.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deterioration in the Argentine economy during 2001 led the company to re-evaluate its wholly-owned investment in Argentina in accordance with SFAS No. 121. Based on that assessment, the company recorded a pretax impairment charge in 2001 of $19 million ($19 million after-tax) to reduce the value of its investment. The charge included write-downs of $2 million for goodwill and $17 million for property and equipment. During the fourth quarter of 2001, the company announced plans to consolidate its two Brazilian book operations (Circulo do Livro and Hamburg Gráfica Editora) into one facility to streamline costs, and to sell its Hamburg Gráfica Editora plant. The total pretax impairment charge for Brazil of $11 million ($8 million after-tax) included write-downs of $3 million for goodwill and $8 million for property and equipment.

During the third quarter of 2001, the company re-evaluated its investment in Ediciones Eclipse S.A. de C.V. in Mexico (Eclipse, acquired in 1998) following the loss of several key customers and poor operating performance. Based on the re-evaluation, the company recorded a pretax impairment charge for Eclipse of $12 million ($12 million after-tax) that included write-downs of $10 million for goodwill and $2 million for property and equipment. During the fourth quarter of 2001, the company closed its Eclipse operations.

The total 2001 pretax restructuring and impairment charge of $196 million ($137 million after-tax) was included as restructuring and impairment charges in the consolidated statements of income on page F-2.

The following summarizes the components of the charges, cash payments, and non-cash adjustments during 2001 and the beginning and ending reserve balances for the year:

	Balance January 1, 2001	Charges	Cash Payments	Pension and Postretirement Plan Adjustments	Non-cash Items	Balance December 31, 2001
	In Thousands
Employee termination benefits	$—	$60,390	$(15,963)	$(19,122)	$(14)	$25,291
Exit costs	—	11,980	(3,335)	—	(7)	8,638
Relocation costs	—	16,783	(16,592)	(191)	—	—
Asset impairments	—	106,392	—	—	(106,392)	—

Total	$—	$195,545	$(35,890)	$(19,313)	$(106,413)	$33,929

The components of the 2001 charges included:

•	Employee termination benefits associated with 2,850 employees, including severance, early retirement benefit costs and outplacement costs of $60 million. Of this charge, $19 million represented early retirement benefit costs to be financed by the company’s various retirement benefit plans. As of December 31, 2003, all of these separations were completed.

•	Exit costs of $12 million. Exit costs comprised expected remaining future cash outlays associated with maintaining closed facilities until the date of sale or lease termination, including remaining lease payments, lease termination payments, restoration costs and other building-related costs.

•	Relocation costs of $17 million for employees transferred from closed facilities, as well as equipment transfer charges. These charges were expensed on an as-incurred basis.

•	Asset impairments of $106 million, including property, plant and equipment and goodwill write-downs of $70 million and $36 million, respectively.

Status of the restructuring plans

As of December 31, 2003, the company’s 2003 restructuring plans are substantially complete, except for remaining employee termination benefits of $3 million, the majority of which is expected to be paid in the first

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of 2004. During the fourth quarter of 2003, the company ceased operations at its directory plant in Chile. All continuing customer work has been transferred to other company facilities. The remaining net book value of the related property, plant and equipment at December 31, 2003, was $3 million; these assets were considered held-for-sale at December 31, 2003. Additional charges related to the 2003 restructuring plans are expected to be minimal.

In connection with the 2002 and 2001 restructuring plans, the company has ceased print production at its St. Petersburg, Florida; Des Moines, Iowa; Old Saybrook, Connecticut and Berea, Ohio facilities, and all continuing customer work has been transferred to other company facilities. The net book value of the related property, plant and equipment at December 31, 2003 was $5 million; these assets were considered held-for-sale at December 31, 2003. Additional charges related to the 2002 and 2001 restructuring plans are expected to be minimal.

In 2003, the company sold its Hamburg Gráfica Editora facility in Brazil for $2 million in cash; no significant gain or loss was recognized on this transaction. The company also sold its plant in South Daytona, Florida, in 2003 for $4 million; this resulted in an additional impairment charge of $1 million in 2003.

As of December 31, 2003, a total of 4,930 terminations have been completed under the restructuring plans announced in 2003, 2002 and 2001.

The total net book value of assets to be disposed of under the restructuring plans as of December 31, 2003, as discussed above, was $8 million, related primarily to the Print segment. These assets are comprised primarily of land, buildings and related equipment. These assets have been reviewed under SFAS No. 144 and reflect the estimated fair value, less costs to sell.

Note 5.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized over an estimated useful life. Instead, goodwill must be assessed for impairment at least annually by applying a fair-value-based test.

SFAS No. 142 prohibits the restatement of prior year financial statements. For comparison purposes, the following table presents the 2001 amounts adjusted to exclude amortization expense related to goodwill that is no longer being amortized in 2002 and 2003.

	December 31
Thousands of dollars, except per-share data	2003	2002	2001
Net Income:
Reported net income	$176,509	$142,237	$24,988
Goodwill amortization, net of tax	—	—	13,393

Adjusted net income	$176,509	$142,237	$38,381

Basic Earnings Per Share:
Reported basic earnings	$1.56	$1.26	$0.21
Goodwill amortization, net of tax	—	—	0.11

Adjusted basic earnings	$1.56	$1.26	$0.32

Diluted Earnings Per Share:
Reported diluted earnings	$1.54	$1.24	$0.21
Goodwill amortization, net of tax	—	—	0.11

Adjusted diluted earnings	$1.54	$1.24	$0.32

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill associated with each of the company’s business segments and changes in those amounts during the period were as follows:

Thousands of dollars	Net Book Value at January 1, 2002	Acquisitions	Foreign Exchange/ Other	Disposition	Net Book Value at December 31, 2002
Print	$80,552	$—	$—	$—	$80,552
Logistics	150,344	—	(1,032)	—	149,312
Financial	23,095	—	401	—	23,496
Other (1)	58,622	—	(2,008)	(1,800)	54,814

	$312,613	$—	$(2,639)	$(1,800)	$308,174

Thousands of dollars	Net Book Value at January 1, 2003	Acquisitions	Foreign Exchange/ Other	Impairments/ Dispositions	Net Book Value at December 31, 2003
Print	$80,552	$—	$—	$(9,732)	$70,820
Logistics	149,312	16,051	—	(3,992)	161,371
Financial	23,496	—	—	—	23,496
Other (1)	54,814	—	6,971	—	61,785

	$308,174	$16,051	$6,971	$(13,724)	$317,472

(1)	Represents other operating units of the company, including Direct Mail, International and Other.

Other intangible assets primarily consist of the costs of acquiring print contracts and volume guarantees that are amortized primarily as a reduction to net sales over the periods in which benefits will be realized.

In 2003, the company recorded a pretax impairment charge of $4 million for goodwill related to MLI as, based on the annual impairment test performed under SFAS No. 142, the company determined that the estimated future cash flows of MLI would not be sufficient to fully recover its current carrying value.

Amortization expense for intangible assets subject to amortization was $30 million, $35 million and $37 million for 2003, 2002 and 2001, respectively.

Note 6.    Inventories

The components of the company’s inventories were as follows:

	December 31
	2003	2002
	In Thousands
Raw materials and manufacturing supplies	$84,289	$83,701
Work in process	110,642	108,947
Finished goods	9,501	1,824
Progress billings	(33,914)	(28,977)
LIFO reserve	(50,144)	(49,304)

Total	$120,374	$116,191

Progress billings represent customer prepayments for raw materials or work in progress.

For financial reporting purposes, the company recognized LIFO expense of $1 million in 2003, LIFO income of $5 million in 2002 and LIFO expense of $4 million in 2001. The company uses the external-index method of valuing LIFO inventories.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Property, Plant and Equipment

The following table summarizes the components of property, plant and equipment (at cost):

	December 31
	2003	2002
	In Thousands
Land	$33,911	$35,190
Buildings	731,885	739,787
Machinery and equipment	4,089,219	4,068,210

Total	$4,855,015	$4,843,187

Note 8.    Commitments and Contingencies

As of December 31, 2003, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $251 million. Of this total, $81 million has been contractually committed. The company also has a contractual commitment of approximately $25 million for various outsourced professional services. The company also has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. There are no minimum volume guarantees associated with these contracts.

The company has non-cancelable operating lease commitments totaling $225 million extending through various periods to 2016. The lease commitments total $57 million for 2004, range from $13 million to $50 million in each of the years 2005 through 2008 and total $28 million for years 2009 and thereafter.

The company is not exposed to significant accounts receivable credit risk due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

See Note 3, Acquisitions and Investments, for discussion of certain contingencies related to the company’s anticipated combination with Moore Wallace.

Litigation

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While making many of the same general discrimination claims contained in the Jones complaint, the Adams plaintiffs also claimed retaliation by the company for the filing of discrimination charges or otherwise complaining of race discrimination.

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

Following fairness hearings held in March and April, 2003, the district court approved settlements resolving all of the issues in the Adams, Gerlib and Jefferson cases and the issues in Jones which related to claims arising in locations other than the Chicago catalog operations without any admission of wrongdoing by the company. The total amount paid in connection with the settlements was $21 million, of which $9 million was paid by the company’s Retirement Benefit Plan. The total pretax charge during 2002 related to these settlements was $16 million and was recorded in cost of sales in the consolidated statements of income on page F-2.

In a decision issued September 16, 2002, the Seventh Circuit Court of Appeals overturned a ruling by the trial court and held that a two-year statute of limitations applies to the claims in Jones filed under Section 1981 of the Civil Rights Act. The court of appeals remanded the case for further proceedings consistent with its opinion, and on November 21, 2002, the court of appeals denied plaintiffs’ petition for rehearing. On May 19, 2003, the United States Supreme Court agreed to review the issue of the appropriate statute of limitations to apply and has the matter scheduled for argument on February 24, 2004.

While the settlements described dispose of the Adams, Gerlib and Jefferson cases, and a portion of the Jones litigation, the issue relating to the application of the statute of limitations to certain of the discrimination claims in the Jones case has not been finally decided. Management is unable to make a meaningful estimate of the overall loss, if any, that could result from an unfavorable final determination of this matter.

The company has been designated as a potentially responsible party in 13 federal and state Superfund sites. In addition to the Superfund sites, the company may also have the obligation to remediate five other previously-owned facilities; the company’s share of these remediation costs is estimated to be less than $1 million. The company has established reserves that are believed to be adequate to cover its share of the potential costs of remediating each of the Superfund sites and the previously-owned facilities. Although management believes its estimates are reasonable and are based on the latest available information, the cleanup costs are estimates and are subject to revision as more information about the extent of the remediation required becomes available. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the company’s liability could be joint and several, meaning that the company could be required to pay an amount in excess of its proportionate share of the remediation costs. The company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously-owned facilities has been considered, where appropriate, in the determination of its estimated liability. Management

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes that any Superfund costs associated with the company’s current status as a potentially responsible party in the Superfund sites or as a liable party at the previously-owned facilities will not be material to the company’s financial position, results of operations or cash flows.

From time to time, customers of the company file voluntary petitions for reorganization under U.S. bankruptcy laws. In such cases, certain pre-petition payments received by the company could be considered preference items and subject to return to the bankruptcy administrator. The company believes that the final resolution of these preference items will not have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows.

In addition, the company is a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the company’s financial position, results of operations or cash flows.

Note 9.    Retirement Plans

The company maintains seven principal retirement plans: the Retirement Benefit Plan of R.R. Donnelley & Sons Company (the Retirement Benefit Plan or the Plan) (the primary R.R. Donnelley retirement plan); an unfunded Supplemental Benefit Plan; the Haddon Craftsmen, Inc. Retirement Plan; the R.R. Donnelley U.K. Pension Plan; the Merged Retirement Income Plan for Employees at R.R. Donnelley Printing Company, L.P. and R.R. Donnelley Printing Company; the Supplemental Unfunded Retirement Income Plan for Employees of Meredith-Burda Corporation Limited Partnership; and Retirement Income Plan for Employees of Meredith-Burda Corporation. Participants of these last three plans no longer accrue benefits under such plans; all qualified active employees of the company who formerly participated in these plans are current participants of the Retirement Benefit Plan.

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

In addition to pension benefits, the company provides certain healthcare and life insurance benefits for retired employees. Most of the company’s regular full-time U.S. employees become eligible for these benefits upon reaching age 55 while working for the company and having 10 years of continuous service at retirement. For employees who began employment with the company prior to January 1, 2002, the company subsidizes coverage and funds liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested primarily in marketable equity securities and government and corporate fixed income securities under a life insurance contract covering certain of the company’s employees.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents the obligations and plan assets at fair value for the company’s pension and postretirement benefit plans at the respective year-end based on a measurement date of September 30:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	In Thousands
Benefit obligation at beginning of year	$1,634,847	$1,500,373	$306,969	$275,905
Service cost	48,194	52,313	12,114	11,553
Interest cost	106,460	102,256	19,960	18,566
Plan participants’ contributions	1,001	874	3,049	3,678
Amendments	—	14,767	(6,198)	—
Actuarial loss	142,228	60,329	23,755	11,480
Acquisitions/plan initiations/curtailments (1)	—	—	1,290	9,728
Special termination benefits (2)	3,299	22,895	—	—
Provision for litigation settlement expense funded by plan benefits (3)	—	9,100	—	—
Expected benefits paid	(111,923)	(128,060)	(32,423)	(23,941)

Benefit obligation at end of year	$1,824,106	$1,634,847	$328,516	$306,969

(1)	2003 and 2002 postretirement benefits include $1 million and $8 million, respectively, in curtailment losses related to the reduction in the number of benefit eligible employees resulting from restructuring actions. See Note 4, Restructuring and Impairment, to the consolidated financial statements.
(2)	See Note 4, Restructuring and Impairment, to the consolidated financial statements.
(3)	See Note 8, Commitments and Contingencies, to the consolidated financial statements.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	In Thousands
Fair value of plan assets at beginning of year	$1,486,786	$1,733,870	$215,615	$257,357
Actual gain (loss)	349,132	(124,376)	26,873	(21,479)
Employer contribution	6,098	4,478	—	—
Plan participants’ contributions	1,001	874	3,049	3,678
Expected benefits paid	(111,923)	(128,060)	(32,423)	(23,941)

Fair value of plan assets at end of year	$1,731,094	$1,486,786	$213,114	$215,615

The funded status of the plans reconciles with amounts on the consolidated balance sheets as follows:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	In Thousands
Funded status	$(93,012)	$(148,061)	$(115,401)	$(91,354)
Unrecognized transition obligation	(21,144)	(31,973)	—	—
Unrecognized net actuarial loss	384,856	438,703	115,591	94,164
Unrecognized prior service cost (benefit)	37,067	41,068	(12,221)	(8,477)
Fourth quarter contribution	969	298	—	—

Net benefit cost recognized on the consolidated balance sheet	$308,736	$300,035	$(12,031)	$(5,667)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	In Thousands
Prepaid benefit cost	$314,366	$335,455	$—	$—
Accrued benefit cost (included in Other noncurrent liabilities)	(98,487)	(75,636)	(12,031)	(5,667)
Intangible asset	4,731	216	—	—
Deferred income taxes	35,251	14,147	—	—
Accumulated other comprehensive income	52,875	25,853	—	—

Net benefit cost recognized on the consolidated balance sheet	$308,736	$300,035	$(12,031)	$(5,667)

The accumulated benefit obligation for all defined benefit pension plans was $1,672 million and $1,477 million at September 30, 2003 and 2002, respectively.

The company recognizes a minimum pension liability when the accumulated benefit obligation for a plan exceeds the fair value of the respective plan’s assets. Of the total minimum pension liability as of December 31, 2003 and 2002, $46 million and $37 million, respectively, related to the R.R. Donnelley U.K. pension plan (the U.K. pension plan). In 2003, a minimum pension liability of $35 million was recorded for the Merged Retirement Income Plan for Employees at RR Donnelley Printing Company, L.P. There was no minimum pension liability related to this plan in 2002. The remaining minimum pension liability relates to the company’s unfunded Supplemental Benefit Plan and the Haddon Craftsmen, Inc. Retirement Plan. The increase in minimum pension liability during 2003 related to the U.K. pension plan and the Merged Retirement Income Plan for Employees at RR Donnelley Printing Company, L.P. included a $37 million increase in the accumulated benefit obligation, partially offset by an $18 million increase in the fair value of plan assets. The minimum pension liability for the U.K pension plan arose in 2002 primarily as a result of an increase in the accumulated benefit obligation primarily due to foreign exchange and a decline in the fair value of plan assets.

The weighted average assumptions used in the actuarial computation that derived the above funded status amounts were as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.0%	6.7%	7.0%	6.0%	6.8%	7.0%
Expected return on plan assets	8.9%	9.4%	9.4%	8.5%	9.0%	9.0%
Average rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

The weighted average assumptions used in the actuarial computation that derived net periodic benefit income (expense) were as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.7%	6.9%	7.2%	6.8%	7.0%	7.3%
Expected return on plan assets	8.9%	9.4%	9.4%	8.5%	9.0%	9.0%
Average rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

For purposes of determining the funded status of the company’s various pension plans as of the plans’ measurement date (September 30, 2003), the company assumed a weighted-average discount rate of 6.0%. As a basis for sensitivity analysis, a one-percentage-point decline in the assumed discount rate for the company’s

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pension plans to 5.0% would result in an estimated additional charge to other comprehensive income (a component of shareholders’ equity) of approximately $212 million. Under the company’s assumptions for 2003, the U.K. pension plan, the Merged Retirement Income Plan for Employees at RR Donnelley Printing Company, L.P., and two of the company’s smaller plans recognized an additional minimum liability. By applying a 5.0% discount rate and holding other assumptions constant, the fair value of plan assets for the company’s Retirement Benefit Plan would fall below the accumulated benefit obligation in 2003, resulting in the recognition of an additional minimum liability. The breakdown of the estimated $212 million charge to shareholders’ equity following a one-percentage-point decline in discount rate by plan would be as follows: Retirement Benefit Plan ($187 million); the U.K. pension plan ($15 million) and other plans: ($10 million).

For measuring other postretirement benefits, an 8.2% annual rate of increase in the per-capita cost of covered healthcare benefits was assumed for 2003 (the trend rate occurring during 2003 to arrive at 2004 levels). The rate was assumed to decrease gradually to 5.0% by 2008 and remain at that level thereafter.

The components of the net periodic benefit expense (income) and total expense (income) were as follows:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	In Thousands
Service cost	$48,194	$52,313	$52,521	$12,114	$11,553	$10,815
Interest cost	106,460	102,256	93,035	19,960	18,566	17,406
Expected return on plan assets	(157,371)	(170,923)	(164,703)	(24,802)	(27,495)	(27,229)
Amortization of transition obligation	(10,882)	(10,828)	(10,768)	—	—	—
Amortization of prior service cost	4,001	3,747	3,527	(2,318)	(2,845)	(8,562)
Amortization of actuarial (gain) loss	4,075	2,759	(484)	258	—	(1,592)

Net periodic benefit (income) expense	(5,523)	(20,676)	(26,872)	5,212	(221)	(9,162)
Curtailment loss	—	—	—	1,152	8,372	—
Special termination benefit cost	3,299	22,895	19,313	—	—	565
Provision for litigation settlement to be funded by plan benefits	—	9,100	—	—	—	—
Settlement expense	—	512	—	—	—	—

Total expense (income)	$(2,224)	$11,831	$(7,559)	$6,364	$8,151	$(8,597)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for all pension plans with accumulated benefit obligations in excess of plan assets were $255 million, $249 million and $149 million, respectively, in 2003 and $182 million, $161 million and $89 million, respectively, in 2002.

Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed healthcare cost trend rates would have had the following effects in 2003:

	1% Increase	1% Decrease
	In Thousands
Effect on total of service and interest cost components	$446	$(457)
Effect on postretirement benefit obligation	5,211	(5,113)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the fair value of plan assets was as follows:

	% of Total
	2003	2002
Equity	65%	64%
International equities	22	21
Fixed income securities	12	14
Cash and equivalents	1	1

Total	100%	100%

The company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The long-term rate of return for plan assets is determined using a weighted average of long-term historical returns on equity and fixed income securities based on our respective plan allocations. Historical markets are studied and long-term historical relationships between equities and fixed income securities are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate greater returns over the long run. By assuming historical returns of 10% for equity and 6% for fixed income securities as a benchmark, the weighted-average expected return based on the pension plan asset allocation would be 9.6%, compared with the company’s assumed rate of return of 8.9% for 2003, and the weighted average expected return based on the postretirement benefit allocation would be 9.0%, compared with the company’s assumed rate of 8.5% for 2003.

The company expects to make approximately $17 million of cash contributions to its pension plans in 2004.

Employee 401(k) Savings Plan—The company maintains a savings plan that is qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the company’s U.S. employees are eligible for this plan. Under provisions for this plan, employees may contribute up to 15% of eligible compensation on a before-tax basis and up to 10% of eligible compensation on an after-tax basis. The company generally matches 50% of a participating employee’s first 3% of before-tax contributions. The total expense attributable to the match was $11 million in both 2003 and 2002.

Note 10.    Income Taxes

The components of income tax expense (benefit) for the years ending December 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001
	In Thousands
Federal:
Current	$47,616	$40,981	$70,990
Deferred	(6,687)	(7,101)	(30,230)
State:
Current	6,853	7,579	5,355
Deferred	(16,014)	(7,963)	3,791

Total	$31,768	$33,496	$49,906

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant deferred tax assets and liabilities were as follows:

	December 31
	2003	2002
	In Thousands
Deferred tax liabilities:
Accelerated depreciation	$184,665	$164,720
Investments	34,445	38,855
Pensions	96,957	119,948
Other	84,748	72,352

Total deferred tax liabilities	400,815	395,875

Deferred tax assets:
Accrued liabilities	123,035	120,295
Net operating loss and other tax carryforwards	37,445	48,640
Investments	2,015	8,948
Other	91,679	87,384

Total deferred tax assets	254,174	265,267
Valuation allowance	34,381	45,131

Net deferred tax liabilities	$181,022	$175,739

Included in 2003 is a tax benefit of $46 million including a non-cash benefit of $40 million due to the favorable resolution of IRS audits for 1996 through 1999. In addition, the Company recorded a $6 million receivable for refundable income taxes in Latin America due to the utilization of tax loss carrybacks.

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

On April 1, 2002, the company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. Based upon the 80% settlement, the company’s exposure for all years was approximately $217 million in taxes and interest, after-tax, of which $62 million ($55 million after-tax) was paid prior to 2002. The company has satisfied approximately $191 million ($157 million after-tax) of the remaining liability to the IRS and state tax authorities. The remaining amount owed is classified in the accompanying consolidated balance sheet as current income taxes payable.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the company’s settlement agreement with the IRS, the company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the company recorded a tax benefit of $30 million to reflect the reduction in tax reserves. In addition, the company recorded a pretax charge of $5 million in the first quarter of 2002 related to the surrender of the above COLI policies, which is classified in other income (expense), net, in the accompanying consolidated statements of income.

The following table outlines the reconciliation of differences between the U.S. statutory tax rates and the rates used by the company in determining net income:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Restructuring and impairment charge	0.7	(2.1)	3.4
Sale of Stream entities	—	(1.2)	(3.1)
Foreign tax rates over U.S. statutory rate	(4.6)	0.8	1.2
State and local income taxes, net of U.S. federal income tax benefit	4.4	6.3	16.9
Goodwill amortization	—	—	3.2
Effects resulting from COLI	(0.1)	(14.8)	10.7
Resolution of of IRS audits (1996-1999)	(19.2)	—	—
Affordable housing investment credits	(6.4)	(9.2)	(24.5)
Change in valuation allowance	(5.2)	(3.1)	17.4
Other	10.7	7.4	6.4

Total	15.3%	19.1%	66.6%

As of December 31, 2003, the company had domestic and foreign tax loss carryforwards of approximately $13 million and $24 million, respectively. $29 million of these tax loss carryforwards expire between 2004 and 2012. Limitations on the utilization of these tax assets may apply; accordingly, the company has provided a valuation allowance to reduce certain of these deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During the year ended December 31, 2003, the valuation allowance decreased by $11 million primarily due to a decrease in the allowance associated with the company’s capital loss carryforwards. This decrease was a result of the company’s decision in 2003 to utilize capital loss carryforwards to offset a capital gain resulting from the April 2002 surrender of COLI policies.

During the year ended December 31, 2002, the valuation allowance decreased by $5 million resulting from changes in the realizability of an acquired subsidiary’s deferred tax assets due to the finalization of annual tax audits for the year the subsidiary was acquired. During the year ended December 31, 2001, the valuation allowance increased $11 million primarily due to an increase in the valuation allowance associated with the company’s foreign net operating losses in Mexico and Argentina. It is the company’s policy to not record a tax benefit for net operating losses in countries with a limited net operating loss carry-forward period. Additionally, no provision has been recorded on unremitted earnings which are considered to be indefinitely invested in non-U.S. subsidiaries.

Cash payments for income taxes were $35 million, $197 million (including a $130 million payment related to the company’s settlement with the IRS relating to COLI) and $149 million (including a $62 million payment related to the company’s settlement with the IRS for COLI) in 2003, 2002 and 2001, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Debt Financing and Interest Expense

The company’s debt consisted of the following:

	December 31
	2003	2002
	In Thousands
Commercial paper	$90,537	$20,999
Medium-term notes due 2005 at a weighted average interest rate of 6.66%	165,745	165,641
5.0% debentures due November 15, 2006*	232,238	233,872
8.875% debentures due April 15, 2021	80,842	80,835
6.625% debentures due April 15, 2029	199,038	199,000
8.820% debentures due April 15, 2031	68,919	68,915
7.0% notes due January 1, 2003	—	110,000
Other	91,051	119,390

Total	$928,370	$998,652

*	Includes an $8 million and a $10 million increase in debt related to the fair market value of interest rate swaps in 2003 and 2002, respectively. See Note 14, Financial Instruments, for additional information.

Based upon the interest rates available to the company for borrowings with similar terms and maturities, the fair value of the company’s debt exceeded its book value at December 31, 2003, by approximately $96 million.

At December 31, 2003, the Company had available two revolving credit facilities with a number of banks totaling $350 million. These facilities provide support for issuing commercial paper and other credit needs. The facilities consist of a short-term facility that matures in October 2004 and provides for borrowings of up to $175 million and a long-term facility that matures in October 2007 and also provides for borrowings of up to $175 million. The company pays an annual commitment fee on the total unused portion of the credit facilities of 0.07% for the short-term facility and 0.09% for the long-term facility. The facilities bear interest at variable rates based on the current LIBOR rate and the company’s credit rating. As of December 31, 2003, there were no borrowings under these credit facilities. Management believes that cash flow and borrowing capability are sufficient to fund operations and planned capital expenditures of the company for the forseeable future. See related discussion in Note 21, Subsequent Events.

The company also has $205 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of December 31, 2003, total borrowings under these facilities were $74 million.

As of December 31, 2003, $500 million of debt securities were available for issuance by the company under effective Form S-3 registration statements filed by the company with the Securities and Exchange Commission.

The weighted average interest rate on all commercial paper during 2003 was 1.19% (1.73% at December 31, 2002). Annual maturities of debt are as follows: 2004: $176 million, 2005: $167 million, 2006: $233 million, 2007: $1 million, 2008: $1 million, and $350 million thereafter.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes interest expense included in the consolidated statements of income:

	2003	2002	2001
	In Thousands
Interest incurred	$53,479	$68,118	$74,253
Amount capitalized as property, plant and equipment	(3,120)	(5,300)	(3,070)

Total	$50,359	$62,818	$71,183

Interest paid, net of capitalized interest, was $66 million, $72 million and $71 million in 2003, 2002 and 2001, respectively. 2003 and 2002 both exclude interest received of $10 million related to interest rate swap agreements. See Note 14, Financial Instruments, to the consolidated financial statements for further information.

Note 12.    Guarantees

The company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2003, the maximum principal amount guaranteed was approximately $184 million.

The company may recover a portion of its maximum liability upon liquidation of a subsidiary’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of such proceeds of a liquidation.

Note 13.    Earnings per Share

In accordance with SFAS No. 128, Earnings per Share, the company has computed basic and diluted earnings per share (EPS), using the treasury stock method.

	2003	2002	2001
	In Thousands, except per-share data
Average shares outstanding	113,285	113,060	116,728
Effect of dilutive securities—options and nonvested restricted shares	1,017	1,312	1,770

Average shares outstanding, adjusted for dilutive effects	114,302	114,372	118,498

Net income	$176,509	$142,237	$24,988
Basic EPS	$1.56	$1.26	$0.21
Diluted EPS	1.54	1.24	0.21

Options outstanding to purchase 11 million, 11 million and 9 million shares of common stock at December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market prices of the company’s common shares during the year. The range of exercise prices for these options was between $23.85 and $46.88, $26.55 and $46.88 and $29.78 and $46.88 at December 31, 2003, 2002 and 2001, respectively. The number of common shares outstanding as of December 31, 2003 and 2002 were 114 million and 113 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Financial Instruments

The company has limited transactions that fall under the accounting rules of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. From time to time, the company uses financial instruments, including interest rate swap agreements and forward exchange and option contracts, to manage exposure to movements in interest rates and exchange rates.

On November 14, 2001, the company issued $225 million in notes bearing interest at a fixed rate of 5.0% per annum and maturing on November 15, 2006. In conjunction with this issuance the company entered into a series of pay-floating and pay-fixed swaps. Pay-floating swaps effectively convert fixed-rate obligations to variable-rate instruments indexed to LIBOR. Pay-fixed swaps effectively convert floating-rate obligations to fixed-rate instruments.

The following table summarizes the company’s interest rate swaps at December 31, 2003:

Thousands of dollars	Maturity Date	Notional Principal(1)		Interest Rates		Fair Values
Effective Date				Receive	Pay
November 14, 2001	November 15, 2006	$100,000	(4)	5.0%	LIBOR + 0.863%	$3,965	(2)
November 14, 2001	November 15, 2006	100,000	(4)	5.0%	LIBOR + 0.863%	3,965	(2)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.590%	(161	)(3)
November 17, 2003	May 17, 2004	100,000	(5)	LIBOR	1.538%	(134	)(3)

(1)	The notional principal is the amount used for the calculation of interest payments that are exchanged over the life of the swap transaction and is equal to the amount of dollar principal exchanged at maturity, if applicable.
(2)	Swap is considered a fair value hedge. Accordingly, the fair value is recorded in Other noncurrent assets with offsets recorded in Long-term debt.
(3)	Swap does not qualify for hedge accounting. Accordingly, the change in the fair value of this agreement was recorded in Interest expense with offsets recorded in Other accrued liabilities.
(4)	Receive fixed-pay floating interest rate swap.
(5)	Receive floating-pay fixed interest rate swap.

The net effect of the various interest rate swaps was a reduction in interest expense of $5 million and $4 million for the years ended December 31, 2003 and 2002, respectively.

Note 15.    Stock and Incentive Programs for Employees

Restricted Stock Awards—At December 31, 2003 and 2002, respectively, the company had approximately 364,000 and 337,000 unvested restricted shares of its common stock granted to certain officers. These shares are registered in the names of the recipients, but are subject to conditions of forfeiture and restrictions on sale or transfer for one to five years from the grant date. Dividends on the restricted shares are paid currently to the recipients. The expense of the grant is determined based on the market prices at the date of the grant and is recognized evenly over the vesting period.

During 2003, 2002 and 2001, respectively, a total of 126,000, 79,600 and 51,000 shares of restricted stock were issued with a grant date fair value of $3 million, $2 million and $3 million, respectively. Charges to expense for these grants were $3 million, $2 million and $3 million in 2003, 2002, and 2001, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incentive Compensation Plans—In 2001, the company implemented a new senior management annual incentive cash plan and a long-term incentive award program designed to encourage and reward sustained value creation together with achievement of annual objectives and employee retention. Payments under the annual plan are based on the achievement of Economic Value Added (EVA) improvement targets, along with earnings per share objectives and other individual and strategic targets. Long-term awards made to senior officers during 2001 and 2003, respectively, are measured based on total shareholder return relative to the performance of the S&P 500 over a three year period ending December 2003 and December 2005, respectively. Long-term awards are subject to the discretion of the committee of the board of directors administering such awards to reduce the actual calculated amount of any award payment. The long-term awards are denominated in stock units and participants receive dividend equivalents during the performance period. Awards ultimately may be paid in stock, cash or a combination of stock and cash. The company’s incentive compensation plans for other officers, managers and supervisors are based primarily on annual improvements in EVA, along with earnings per share and other individual and strategic targets.

A total of 10,484 stock units as dividend equivalents on the original 2001 long-term awards were added during the year ended December 31, 2003. At December 31, 2003, a total of 247,804 stock units were accrued at target for the 2001 to 2003 performance period. As authorized by the committee of the board of directors administering the awards, executives were paid the value of their original awards plus accrued dividends for the 2001 to 2003 performance period at 162% of target and at a share price at the date of finalization of the awards.

Additionally, for the 2003 to 2005 performance period for continuing executives, a total of 274,906 long-term stock unit awards, including 11,133 as dividend equivalents on the original awards, was accrued at target during 2003.

Compensation expense for all long-term awards was $6 million, $4 million and $6 million during 2003, 2002 and 2001, respectively.

Stock Unit Award—In connection with the execution of an employment agreement, the Chief Executive Officer of the company was granted an award of 115,385 stock units during 2001. During 2002 and 2003, an additional 4,444 and 5,337 stock units, respectively, were added as dividend equivalents earned on the original grant. The award vests over three years and is payable in shares of the company’s stock upon the executive’s retirement, death or permanent and total disability. The award has been recorded at market value on the grant date as unearned compensation, and expense is recognized over the vesting period. The initial value of the award is amortized over the vesting period, net of forfeiture.

The value of the stock unit award was $4 million based upon the closing price of the company stock at December 31, 2003. The grant date fair value of the award was $3 million and compensation expense during 2003, 2002 and 2001 was $1.4 million, $1.4 million and $0.3 million, respectively.

Stock Options—The company has stock incentive plans for its employees. Under these plans, options vest from one to nine and one-half years after date of grant and may be exercised, once vested, up to 10 years from the date of grant. A maximum of 8 million shares were available for future grants of stock options, stock units and restricted stock awards as of December 31, 2003.

The fair value of each option granted during the year is estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	2003	2002	2001
Dividend yield	4.30%	3.71%	3.39%
Expected volatility	26.41%	26.14%	27.03%
Risk-free interest rate	4.25%	4.59%	4.98%
Expected life	10 years	10 years	10 years

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the company’s option activity is presented below:

	2003		2002		2001
	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	16,866	$29.69	16,679	$29.42	18,032	$30.13
Options granted	3,432	18.94	1,919	30.72	1,835	25.81
Options exercised	(560)	21.60	(448)	21.91	(816)	21.66
Options forfeited	(1,362)	28.93	(1,284)	28.93	(2,372)	34.66

Options outstanding at end of year	18,376	$27.98	16,866	$29.69	16,679	$29.42

Options exercisable at end of year	11,841	$31.11	10,713	$31.74	9,546	$32.57

Weighted average fair value of options granted during the year		$3.97		$7.44		$7.05

The following summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (Thousands)	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
$17.90–$24.88	7,371	7.58	$20.18	2,726	$21.26
$25.41–$30.13	3,175	4.18	27.76	2,483	28.25
$30.19–$38.06	6,196	4.40	33.45	4,998	34.06
$39.00–$46.88	1,634	3.87	42.84	1,634	42.84

	18,376	5.59	$27.98	11,841	$31.11

Other Information—Under the stock programs, authorized unissued shares or treasury shares may be used for issuance under the stock option programs. The company intends to use reacquired shares of its common stock to meet the stock requirements of these programs in the future.

Note 16.    Preferred Stock

The company has two million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The company has no present plans to issue any preferred stock. One million of the shares are reserved for issuance under the Shareholder Rights Plan discussed in Note 17, Shareholder Rights Plan, below.

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

The planned combination of the company with Moore Wallace will not cause the rights to become exercisable. See Note 3, Acquisitions and Investments, to the consolidated financial statements.

Note 18.    Industry Segment Information

The company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

Beginning January 1, 2003, the company revised its segment reporting to reflect the financial services business (Financial) as a separate segment. The company’s Financial operations were previously reported within the Other segment. As a result of this change, the company now discloses three reportable segments: Print, Logistics and Financial.

The Print segment is comprised of the company’s businesses serving the following end markets within the commercial print industry: Magazines, Catalogs and Retail; Book; Telecommunications; and Premedia. The Print segment was created to optimize the company’s production capacity serving these end markets and to enhance service delivery capabilities. The formation of the Print segment in 2002 was intended to create a more cost-effective, integrated and flexible print platform using a single business model and operating under one management team.

The Logistics segment represents the company’s logistics and distribution services operations for its print customers and other mailers. The Logistics segment serves its customers by consolidating and delivering printed products and packages to the U.S. Postal Service closer to the final destination, resulting in reduced postage costs and improved delivery performance.

The Financial segment serves the compliance and transactional documentation needs of the domestic and international capital markets, and provides customized communications solutions to investment management, banking, managed care, and insurance clients to help manage and produce their stakeholder communications.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company has disclosed earnings (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated financial statements. The accounting policies of the business segments reported are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements.

	Print	Logistics	Financial	Other(1)	Corporate(2)	Consolidated Total
	In Thousands
2003
Sales	$2,956,408	$913,207	$426,231	$491,316	$—	$4,787,162
Restructuring and impairment charges	2,782	3,736	2,815	6,749	345	16,427
Earnings (loss) from operations	307,503	(10,871)	4,269	(38,492)	8,384	270,793
Earnings (loss) from operations before income taxes	312,579	(11,158)	3,210	(38,997)	(57,357)	208,277
Assets	1,757,140	262,294	160,095	459,592	549,829	3,188,950
Depreciation and amortization	225,364	8,718	21,668	30,164	43,445	329,359
Capital expenditures	139,287	10,052	3,208	27,512	22,857	202,916

2002
Sales	$3,091,175	$784,024	$427,452	$452,286	$—	$4,754,937
Restructuring and impairment charges	54,645	2,349	10,499	5,649	15,787	88,929
Earnings (loss) from operations	304,318	11,100	(33,491)	(27,443)	(9,547)	244,937
Earnings (loss) from operations before income taxes	315,593	11,049	(31,544)	(33,104)	(86,261)	175,733
Assets	1,705,555	222,053	160,348	397,411	696,596	3,181,963
Depreciation and amortization	233,423	6,298	27,393	28,248	57,010	352,372
Capital expenditures	146,971	3,940	8,014	45,193	37,479	241,597

2001
Sales	$3,503,791	$775,518	$493,563	$524,888	$—	$5,297,760
Restructuring and impairment charges	97,222	672	8,494	85,474	3,683	195,545
Earnings (loss) from operations	268,167	(4,536)	(33,049)	(134,684)	51,373	147,271
Earnings (loss) from operations before income taxes	283,636	(4,266)	(32,200)	(149,189)	(23,087)	74,894
Depreciation and amortization	261,520	15,358	30,224	42,493	29,128	378,723
Capital expenditures	154,721	5,182	22,150	51,482	39,805	273,340

(1)	Represents other operating segments of the company, including Direct Mail, International and Other.
(2)	Corporate earnings consist primarily of the following unallocated items: net earnings of benefit plans (excluding service costs) of $67 million, $85 million, and $95 million in 2003, 2002, and 2001, respectively, which were partially offset by general corporate, management and information technology costs.

Corporate assets consist primarily of the following unallocated items at December 31, 2003: benefit plan assets of $319 million, investments in affordable housing of $82 million and fixed assets of $73 million; and December 31, 2002: benefit plan assets of $336 million, investments in affordable housing of $105 million and fixed assets of $91 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (loss) from operations is reconciled to earnings (loss) before income taxes as follows:

	Print	Logistics	Financial	Other (1)	Corporate	Consolidated
	In Thousands
2003
Earnings (loss) from operations	$307,503	$(10,871)	$4,269	$(38,492)	$8,384	$270,793
Net interest expense	(465)	(300)	—	(6,916)	(42,678)	(50,359)
Other income (expense):
Earnings (loss) from investments	102	—	—	2,721	(77)	2,746
Gains on sale of businesses and investments	4,078	—	—	—	1,448	5,526
Foreign currency transaction gain (loss)	131	—	158	(251)	(933)	(895)
Affordable housing write-downs	—	—	—	—	(23,250)	(23,250)
Other income (expense), net	1,230	13	(1,217)	3,941	(251)	3,716

Total other income (expense)	5,541	13	(1,059)	6,411	(23,063)	(12,157)

Earnings (loss) before income taxes	$312,579	$(11,158)	$3,210	$(38,997)	$(57,357)	$208,277

2002
Earnings (loss) from operations	$304,318	$11,100	$(33,491)	$(27,443)	$(9,547)	$244,937
Net interest expense	(312)	(69)	—	(9,464)	(52,973)	(62,818)
Other income (expense):
Earnings (loss) from investments	3,621	—	—	1,969	(3)	5,587
Gains on sale of businesses and investments	—	—	—	—	6,350	6,350
Foreign currency transaction gain (loss)	(208)	—	93	(2,698)	(77)	(2,890)
Affordable housing write-downs	—	—		—	(26,000)	(26,000)
Other income (expense), net	8,174	18	1,854	4,532	(4,011)	10,567

Total other income (expense)	11,587	18	1,947	3,803	(23,741)	(6,386)

Earnings (loss) before income taxes	$315,593	$11,049	$(31,544)	$(33,104)	$(86,261)	$175,733

2001
Earnings (loss) from operations	$268,167	$(4,536)	$(33,049)	$(134,684)	$51,373	$147,271
Net interest expense	(428)	(37)	—	(11,116)	(59,602)	(71,183)
Other income (expense):
Earnings (loss) from investments	(1,690)	—	—	2,629	32	971
Gains on sale of businesses and investments	—	—	—	6,641	—	6,641
Foreign currency transaction gain (loss)	12	—	80	(5,430)	(18)	(5,356)
Affordable housing write-downs	—	—	—	—	(8,400)	(8,400)
Other asset write-downs	—	—	—	(18,536)	—	(18,536)
Other income (expense), net	17,575	307	769	11,307	(6,472)	23,486

Total other income (expense)	15,897	307	849	(3,389)	(14,858)	(1,194)

Earnings (loss) before income taxes	$283,636	$(4,266)	$(32,200)	$(149,189)	$(23,087)	$74,894

(1)	Represents other operating segments of the company, including Direct Mail, International and Other.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows net sales by end market:

Net Sales	2003	% of Total	2002	% of Total	2001	% of Total
	Dollars in Thousands
Magazines, Catalogs and Retail	$1,543,075	32.2%	$1,585,421	33.4%	$1,876,555	35.4%
Book	663,273	13.9	705,390	14.8	708,380	13.4
Telecommunications	632,184	13.2	679,422	14.3	777,383	14.7
Premedia	117,876	2.5	120,942	2.5	141,473	2.7

Print	2,956,408	61.8	3,091,175	65.0	3,503,791	66.2

Logistics	913,207	19.1	784,024	16.5	775,518	14.6
Financial	426,231	8.9	427,453	9.0	493,563	9.3
Direct Mail	112,360	2.3	138,776	2.9	179,330	3.4
Other (1)	378,956	7.9	313,509	6.6	345,558	6.5

Total Other	491,316	10.2	452,285	9.5	524,888	9.9

Total	$4,787,162	100.0%	$4,754,937	100.0%	$5,297,760	100.0%

(1)	Represents other operating units of the company, including International and Other.

Note 19.    Geographic Area Information

	U.S.	International	Combined
	In Thousands
2003
Net sales	$4,204,205	$582,957	$4,787,162
Long-lived assets(1)	$1,744,366	$445,074	$2,189,440
2002
Net sales	$4,255,664	$499,273	$4,754,937
Long-lived assets(1)	$1,795,209	$520,315	$2,315,524

(1)	Includes net property, plant and equipment, goodwill and other intangibles, prepaid pension cost and other noncurrent assets.

Note 20.    New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. See Note 9, Retirement Plans, to the consolidated financial statements for the related

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosures required under this statement. Adoption of this statement had no impact on the company’s financial position, results of operations or cash flows.

Effective January 1, 2003, the company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement had no material impact on the company’s financial position, results of operations or cash flows.

As of January 1, 2003, the company adopted the disclosure requirement of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2003, the company has elected not to change to the fair value-based method of accounting for stock-based employee compensation. The company continues to account for employee stock options under APB No. 25, Accounting for Stock Issued to Employees, under which the company did not recognize any compensation expense for 2003 or 2002. See Note 15, Stock and Incentive Programs for Employees, to the consolidated financial statements for the related disclosures required under SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 was issued in order to address some of the implementation issues about interpreting and applying the definition of a derivative, in particular, interpreting the meaning of (1) the phrase an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors and (2) the term underlying, as well as issues about how to discern the characteristics of a derivative that contains a financing component; incorporate some of the conclusions reached as part of the Derivatives Implementation Group (DIG) process that ultimately made it necessary to amend SFAS No. 133; and align SFAS No. 133 with the decisions that the FASB has reached in other FASB projects dealing with financial instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and is effective for hedging relationships designated after June 30, 2003, except for certain transition and effective dates relating to other amendments that principally resulted from the DIG process. Adoption of this standard had no impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the company as of July 1, 2003. Adoption of this standard had no impact on the company’s financial position, results of operations or cash flows.

Effective July 1, 2003, the company adopted Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. Adoption of this standard had no material impact on the company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, which requires capital lease treatment for arrangements containing an embedded lease, thereby conveying the right to control the use of property, plant or equipment (collectively, “property”) whether the right to control the use of the property is explicitly or implicitly specified. The right is conveyed if the purchaser (lessee) obtains physical or operational control of the underlying property or takes substantially all of its output. This pronouncement applies prospectively to new or modified arrangements beginning after May 28, 2003. Adoption of this standard had no impact on the company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard had no material impact on the company’s financial position, results of operations or cash flows.

In January 2003 and December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), and its revision, FIN 46-R, respectively. FIN 46 and FIN 46-R address the consolidation of entities whose equity holders have either not provided sufficient equity at risk to allow the entity to finance its own activities or do not possess certain characteristics of a controlling financial interest. FIN 46 and FIN 46-R require the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 and FIN 46-R are applicable for financial statements of public entities that have interests in VIEs or potential VIEs referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The company’s investment in affordable housing and other investments fall into this latter category. The company’s risk of loss related to its equity investments, including investments in affordable housing entities, is generally limited to the carrying value of these investments, which was approximately $105 million at December 31, 2003. The company is continuing to evaluate its investments to determine which, if any, will be impacted by the adoption of FIN 46 and FIN 46-R. Adoption of both of these standards is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no impact on the company’s financial position, results of operations or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Under this bill, postretirement plans with prescription drug benefits that are at least “actuarially equivalent” to the Medicare Part D benefit will be eligible for a 28% subsidy. In response to this bill, on January 12, 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-1 addresses how to incorporate this subsidy into the calculation of the accumulated periodic benefit obligation (APBO) and net periodic postretirement benefit costs, and also allows plan sponsors to defer recognizing the effects of the bill in the accounting for its post-retirement plan under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, until further authoritative guidance on the accounting for the federal subsidy is issued. As the measurement date for the company’s postretirement benefit plan is September 30, 2003, the APBO and the net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the bill on the plan. In addition, specific authoritative guidance on the accounting for the federal subsidy is pending, and when issued, could require a change to previously reported information. The company has deferred adoption of this standard, as is allowed under FSP 106-1, until further guidance is issued.

Note 21.    Subsequent Events

In connection with the anticipated combination with Moore Wallace (see Note 3, Acquisitions and Investments), the company expects to issue additional long-term debt, the proceeds of which may be used to retire a portion of Moore Wallace’s existing debt, repay outstanding commercial paper, pay debt repayment or swap termination costs and fees, or provide funds for other general corporate purposes. On February 11, 2004, the company entered into two separate treasury rate-lock transactions totaling $400 million with two financial institutions in order to effectively lock in a portion of the interest rate on a portion of the expected debt issue.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company:

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of R.R. Donnelley & Sons Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 23, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of R.R. Donnelley & Sons Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 18, the Company changed the composition of its reportable segments in 2002 and 2003, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) comparing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 5, these financial statements include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included (i) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2004

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

January 23, 2002

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

	Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	Dollars in Thousands, except per-share data
2003
Net sales	$1,073,817	$1,142,462	$1,193,774	$1,377,110	$4,787,162
Gross profit	168,310	188,391	222,891	256,094	835,686
Net income*	5,702	19,392	53,730	97,684	176,509
Net income per diluted share*	0.05	0.17	0.47	0.85	1.54
Stock price high	23.35	26.47	27.59	30.15	30.15
Stock price low	16.94	18.17	23.06	24.75	16.94
Stock price closing price	18.32	26.14	24.87	30.15	30.15

2002
Net sales	$1,093,650	$1,148,892	$1,177,280	$1,335,115	$4,754,937
Gross profit	167,905	194,253	242,179	263,232	867,569
Net income*	22,659	23,777	47,742	48,059	142,237
Net income per diluted share*	0.20	0.21	0.42	0.42	1.24
Stock price high	31.35	32.10	28.40	23.55	32.10
Stock price low	27.50	25.76	22.63	18.50	18.50
Stock price closing price	31.10	27.55	23.51	21.77	21.77

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

	2003	2002	2001	2000	1999
Quarterly rate per common share**	$0.255	$0.245	$0.235	$0.225	$0.215
Yearly rate per common share	1.02	0.98	0.94	0.90	0.86

*Includes the following significant items:

•    For 2003: First quarter restructuring and impairment charges of $3 million ($2 million after-tax, or $0.01 per diluted share); second quarter restructuring and impairment charges of $5 million ($3 million after-tax, or $0.03 per diluted share); third quarter restructuring and impairment charges of $2 million ($1 million after-tax, or $0.01 per diluted share); and fourth quarter restructuring and impairment charges of $7 million ($7 after-tax, or $0.06 per diluted share) and a tax benefit of $46 million ($46 million after-tax, or $0.40 per diluted share).

•    For 2002: First quarter restructuring and impairment charges of $27 million ($17 million after-tax, or $0.14 per diluted share); second quarter restructuring and impairment charges of $16 million ($10 million after-tax, or $0.08 per diluted share); third quarter restructuring and impairment charges of $23 million ($13 million after-tax, or $0.12 per diluted share); fourth quarter restructuring and impairment charges of $23 million ($14 million after-tax, or $0.13 per diluted share); first quarter tax benefit from the settlement with the IRS on COLI of $30 million ($30 million after-tax, or $0.26 per diluted share); and second quarter gain on sale of businesses and investments of $6 million ($6 million after-tax, or $0.06 per diluted share).

**Averages (2003: $0.25 first two quarters and $0.26 last two quarters; 2002: $0.24 first two quarters and $0.25 last two quarters; 2001: $0.23 first two quarters and $0.24 last two quarters; 2000: $0.22 first two quarters and $0.23 last two quarters; and 1999: $0.21 first two quarters and $0.22 last two quarters).

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY—(Continued)

Financial Summary

	2003	2002	2001	2000	1999
	Dollars in Thousands, except per-share data
Net sales	$4,787,162	$4,754,937	$5,297,760	$5,764,335	$5,415,642
Income from continuing operations*	176,509	142,237	24,988	266,900	311,515
Loss from discontinued operations	—	—	—	—	(3,201)
Net income*	176,509	142,237	24,988	266,900	308,314
Per diluted common share*	1.54	1.24	0.21	2.17	2.38
Total assets	3,188,950	3,181,963	3,385,617	3,914,202	3,853,464
Noncurrent liabilities	1,322,216	1,312,639	1,512,920	1,491,093	1,511,743

* Includes the following significant items affecting comparability:

•	For 2003: restructuring and impairment charges of $16 million ($13 million after-tax, or $0.12 per diluted share), gain on sale of investments of $6 million ($4 million after-tax, or $0.04 per diluted share) and a tax benefit of $46 million ($46 million after-tax, or $0.40 per diluted share, see Note 10, Income Taxes, to the consolidated financial statements)

•	For 2002: restructuring and impairment charges of $89 million ($54 million after-tax, or $0.47 per diluted share), a tax benefit from the settlement with the IRS on reserves of $30 million ($30 million after-tax, or $0.26 per diluted share) and gain on sale of businesses and investments of $6 million ($6 million after-tax, or $0.06 per diluted share);

•	For 2001: restructuring and impairment charges of $196 million ($137 million after-tax, or $1.15 per diluted share), gain on sale of businesses and investments of $7 million ($7 million after-tax, or $0.05 per diluted share) and loss on investment write-downs of $19 million ($19 million after-tax, or $0.16 per diluted share);

•	For 2000: gain on sale of shares received from the demutualization of the company’s basic life insurance carrier of $13 million ($8 million after-tax, or $0.06 per diluted share); and

•	For 1999: gain on sale of businesses and investments of $43 million ($27 million after-tax, or $0.20 per diluted share).

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

We have audited the consolidated financial statements of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and for the years then ended, and have issued our report thereon dated February 18, 2004 (which expressed an unqualified opinion and included an explanatory paragraph as to the Company’s changes in the composition of its reportable segments in 2002 and 2003 and the Company’s change in its accounting for goodwill and intangible assets in 2002 and our audit of the transitional adjustments related to these changes reflected in the 2001 financial statements); such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders included in this Form 10-K. The consolidated financial statements of the Company as of December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 23, 2002.

Our audits also included the financial statement schedule of the Company as it relates to the years ended December 31, 2003 and 2002 of the Company, listed in Item 15. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, as it relates to the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedule, as it relates to the year ended December 31, 2001, was subjected to auditing procedures by other auditors whose report dated January 23, 2002 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Chicago, Illinois

February 18, 2004

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

January 23, 2002

FINANCIAL STATEMENT SCHEDULE II

Valuation and Qualifying Accounts

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2003, 2002 and 2001, were as follows:

	2003	2002	2001
	Thousands of dollars
Allowance for trade receivable losses:
Balance, beginning of year	$19,250	$22,571	$20,016
Provisions charged to income	22,827	15,100	26,083

	42,077	37,671	46,099
Uncollectible accounts written off, net of recoveries	(15,761)	(18,421)	(23,528)

Balance, end of year	$26,316	$19,250	$22,571

INDEX TO EXHIBITS*

Description	Exhibit No.
Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated(1)	2(a)

First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated(2)	2(b)

Restated Certificate of Incorporation(3)	3(i)

By-Laws(4)	3(ii)(a)

Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York(5)	4(a)

Instruments Defining the Rights of Security Holders(6)	4(b)

Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee(7)	4(c)

Five-Year Credit Agreement dated October 10, 2002 among R.R. Donnelley & Sons Company, the Banks named therein and Bank One, N.A., as Administrative Agent(8)	4(d)

364-Day Credit Agreement dated October 9, 2003 among R.R. Donnelley & Sons Company, the Banks named therein and Bank One, N.A., as Administrative Agent(9)	4(e)

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors(10)**	10(a)

Directors’ Deferred Compensation Agreement, as amended(11)**	10(b)

Donnelley Shares Stock Option Plan, as amended(12)**	10(c)

Form of 2003 Senior Management Long Term Incentive Award**	10(d)

Form of severance agreement for Senior Officers, as amended(13)**	10(e)

Non-Qualified Deferred Compensation Plan(14)**	10(f)

1995 Stock Incentive Plan, as amended(11)**	10(g)

2000 Stock Incentive Plan, as amended(9)**	10(h)

2000 Broad-based Stock Incentive Plan, as amended(9)**	10(i)

Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended(15)**	10(j)

Employment Agreement between R.R. Donnelley & Sons Company and William L. Davis(16)**	10(k)

Premium-Priced Option Agreement between R.R. Donnelley & Sons Company and William L. Davis(17)**	10(l)

Agreement between R.R. Donnelley & Sons Company and Joseph C. Lawler(16)**	10(m)

Separation and Release Agreement between R.R. Donnelley & Sons Company and Michael Portland**	10(n)

Agreement between R.R. Donnelley & Sons Company and Michael Allen**	10(o)

Computation of Ratio of Earnings to Fixed Charges	12

R.R. Donnelley & Sons Company Code of Ethics for the Chief Executive Officer and Senior Financial Officers	14

Subsidiaries of R.R. Donnelley & Sons Company	21

Independent Auditors’ Consent dated February 18, 2004	23

Powers of Attorney	24

E-1

Certification by William L. Davis, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	31.1

Certification by Gregory A. Stoklosa, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	31.2

Certification by William L. Davis, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code	32.1

Certification by Gregory A. Stoklosa, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code	32.2

*	Filed with the Securities and Exchange Commission. Each such exhibit may be obtained by a shareholder of the Company upon payment of $5.00 per exhibit.
**	Management contract or compensatory plan or arrangement.

(1)	Filed as Exhibit to Current Report on Form 8-K, filed on November 10, 2003, and incorporated herein by reference.

(2)	Filed as Exhibit to Current Report on Form 8-K, filed on February 20, 2004, and incorporated herein by reference.

(3)	Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, filed on May 3, 1996, and incorporated herein by reference.

(4)	Filed as Exhibit to Form S-8, filed on May 3, 2002, and incorporated herein by reference.

(5)	Filed as Exhibit to Form 8-A filed on June 5, 1996, and incorporated herein by reference.

(6)	Instruments, other than that described in 4(c) and 4(d), defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

(7)	Filed as Exhibit with Form SE filed on March 26, 1992, and incorporated herein by reference.

(8)	Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed on November 13, 2002, and incorporated herein by reference.

(9)	Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed on November 12, 2003, and incorporated herein by reference.

(10)	Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001, and incorporated herein by reference.

(11)	Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed on November 12, 1998, and incorporated herein by reference.

(12)	Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 10, 1997, and incorporated herein by reference.

(13)	Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(14)	Filed as Exhibit to Form S-8 filed February 27, 2002, and incorporated herein by reference.

(15)	Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed on May 14, 2003, and incorporated herein by reference.

(16)	Filed as Exhibit to Annual Report on Form 10-K for the year ended December 31, 2001, filed on February 22, 2002, and incorporated herein by reference.

(17)	Filed as Exhibit to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed on May 7, 1997, and incorporated herein by reference.

E-2