Form 10-Q
period 2004-03-31
DONNELLEY R R & SONS CO
filed 2004-05-10
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4694

R.R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

(312) 326-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ✓	No

As of April 30, 2004, 242,958,358 shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share data)

ASSETS

	MARCH 31, 2004	DECEMBER 31, 2003
	(UNAUDITED)
Current Assets
Cash and cash equivalents	$174,258	$60,837
Receivables, less allowance for doubtful accounts of $32,055 (2003—$26,830)	1,256,760	738,516
Inventories	455,588	154,288
Prepaid expenses and other current assets	60,685	23,351
Deferred income taxes	195,649	56,432

Total Current Assets	2,142,940	1,033,424

Property, plant and equipment—net	1,981,608	1,297,434
Prepaid pension cost	460,881	314,366
Goodwill	2,585,634	317,472
Other intangible assets—net	680,446	6,909
Other assets	372,959	253,258

Total Assets	$8,224,468	$3,222,863

LIABILITIES
Current Liabilities
Accounts payable	$508,199	$303,959
Accrued liabilities	815,261	427,485
Short-term debt	41,198	175,873
Income taxes	—	6,805
Deferred income taxes	—	3,374

Total Current Liabilities	1,364,658	917,496

Long-term debt	1,756,750	752,497
Postretirement benefits	329,578	12,031
Deferred income taxes	546,641	234,046
Other liabilities	539,264	323,641

Total Liabilities	$4,536,891	$2,239,711

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value Authorized shares: 2,000,000; Issued: None	—	—
Common stock, $1.25 par value Authorized shares: 500,000,000 Issued: 242,958,358 in 2004 (2003—140,889,050)	303,698	176,111
Additional paid-in capital	2,831,305	132,351
Retained earnings	1,458,107	1,641,706
Accumulated other comprehensive loss	(132,145)	(123,684)
Unearned compensation	(47,444)	(2,937)
Treasury stock, at cost, 25,716,124 shares in 2004 (2003—27,214,677 shares)	(725,944)	(840,395)

Total Shareholders’ Equity	3,687,577	983,152

Total Liabilities and Shareholders’ Equity	$8,224,468	$3,222,863

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

(In thousands of U.S. dollars, except share and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Net sales	$1,446,195	$1,073,817

Cost of sales	1,173,699	841,026
Selling, general and administrative expenses	208,957	135,417
Restructuring and impairment charges—net	50,141	2,609
Depreciation and amortization	80,905	68,447

Total operating expenses	1,513,702	1,047,499

Income (loss) from operations	(67,507)	26,318

Interest expense—net	16,964	12,399
Investment and other income (expense)—net	10,598	(4,533)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(73,873)	9,386

Income tax (benefit) expense	(22,001)	3,571
Minority interest	396	113

Net earnings (loss) before cumulative effect of change in accounting principle	(52,268)	5,702

Cumulative effect of change in accounting principle, net of tax (Note 15)	(6,578)	—

Net earnings (loss)	$(58,846)	$5,702

Earnings per share (Note 11):
Basic:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.35)	$0.05
Cumulative effect of change in accounting principle	(0.04)	—

Net earnings (loss)	$(0.39)	$0.05

Diluted:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.35)	$0.05
Cumulative effect of change in accounting principle	(0.04)	—

Net earnings (loss)	$(0.39)	$0.05

Weighted average number of common shares outstanding:
Basic	151,278	113,101
Diluted	151,278	113,696

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(In thousands of U.S. dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net earnings (loss)	$(58,846)	$5,702
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of change in accounting principle	6,578	—
Depreciation and amortization	80,905	68,447
Impairment charges	27,780	(76)
Gain on sale of investment and other assets—net	(17,789)	(1,943)
Fair market value adjustment for inventory and backlog	66,943	—
Restructuring charges—net	22,345	2,685
Deferred taxes	(22,652)	1,146
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	130,306	34,307
Inventories	(44,800)	(31,303)
Prepaid expenses	439	19,150
Accounts payable	(72,633)	(16,513)
Accrued liabilities and other	24,460	(13,166)

Net cash provided by operating activities	143,036	68,436

INVESTING ACTIVITIES
Capital expenditures	(26,827)	(50,022)
Acquisition of businesses—net of cash acquired	68,366	(17,000)
Proceeds from sale of investment and other assets	38,721	3,096

Net cash provided by (used in) investing activities	80,260	(63,926)

FINANCING ACTIVITIES
Net change in short-term debt	(142,242)	113,280
Proceeds from issuance of long-term debt	1,032,053	566
Payments on long-term debt	(985,754)	(110,110)
Dividends paid	(29,793)	(28,326)
Other	14,999	203

Net cash used in financing activities	(110,737)	(24,387)

Effect of exchange rate on cash and cash equivalents	862	(183)

Net increase (decrease) in cash and cash equivalents	113,421	(20,060)

Cash and cash equivalents at beginning of period	60,837	60,543

Cash and cash equivalents at end of period	$174,258	$40,483

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$2,804,865	$—

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in thousands of U.S. dollars, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in both the Company’s and Moore Wallace Incorporated’s (“Moore Wallace”) latest Annual Reports on Form 10-K filed on February 23, 2004 and March 1, 2004, respectively. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

These consolidated interim financial statements of the Company have been prepared in conformity with GAAP, and include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace (the “Combination”), a leading provider of printed products and print management services (see Note 2). The Company’s results of operations for the three months ended March 31, 2004 include the results of Moore Wallace from February 27, 2004 (the “Combination Date”). The allocation of the purchase price is preliminary and subject to change based upon the determination and receipt of additional information, including the finalization of the fair values of intangible assets and fixed assets acquired and the measurement of certain liabilities assumed in connection with the Combination.

2. COMBINATION

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace in exchange for consideration of 0.63 shares of the Company’s common stock for each outstanding common share of Moore Wallace. Management believes the Combination will enhance the Company’s combined competitive position within the industry by bringing together two industry leaders with highly complementary products and services to create the world’s premier full-service global print provider and the largest printing company in North America. Management also believes the Combination will enable the Company to improve profitability, achieve significant cost synergies, leverage complementary products and services and augment cross-selling opportunities across a more diverse platform. The aggregate consideration to the Moore Wallace shareholders was comprised of 102.1 million shares of common stock of the Company with a fair value of $2,804.9 million. The fair value of the Company’s shares was based upon the actual number of shares issued to the Moore Wallace shareholders using the average closing trading price of the Company’s common stock on the New York Stock Exchange during a five-day trading period beginning two trading days prior to the announcement of the combination agreement on November 8, 2003. The total purchase price of $2,756.4 million, net of cash acquired of $85.4 million, also includes $20.0 million for the conversion of employee stock options and restricted shares and direct acquisition costs through March 31, 2004 of $16.9 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except share and per share data)

The Combination was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Combination Date. The excess of the cost of the Combination over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of a significant portion of assets and liabilities is still being determined and accordingly, the allocation below is preliminary. Based on the Company’s preliminary valuation, which is subject to further refinement, the purchase price was allocated as follows:

Accounts receivable	$648,550
Inventory and customer backlog	323,443
Other current assets	37,773
Property, plant and equipment and other long-term assets	971,533
Amortizable intangible assets and indefinite-lived intangible assets	678,390
Goodwill	2,290,200
Accounts payable and accrued liabilities	(715,875)
Short-term and long-term debt	(966,184)
Postretirement and pension benefits and other long-term liabilities	(313,020)
Deferred taxes—net	(198,425)

Total purchase price—net of cash acquired	$2,756,385

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except per share data)

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Moore Wallace as if the Combination had occurred as of the beginning of the periods presented. The historical results presented for the three months ended March 31, 2004 include the results of Moore Wallace from the Combination Date. The pro forma results presented below for the three months ended March 31, 2004 combine the results of the Company for the three months ended March 31, 2004 and the historical results of Moore Wallace from January 1, 2004 through February 26, 2004. The pro forma results for the three months ended March 31, 2003 combine the historical results of the Company for the three months ended March 31, 2003 with the combined historical results for the three months ended March 31, 2003 of Moore Wallace and Wallace Computer Services Inc. (“Wallace”), which was acquired by Moore Wallace on May 15, 2003. Management believes that a more meaningful prior period comparison results from the inclusion of the results of Wallace in the pro forma results for the three months ended March 31, 2003 due to the significance of the Wallace acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Combination been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax effected at the Company’s statutory tax rate.

	Three Months Ended March 31,
	2004	2003
Net sales	$2,001,850	$1,948,167
Net earnings (loss) before cumulative effect of change in accounting principle	(84,423)	4,110
Net earnings (loss)	(91,001)	4,110
Earnings per share:
Basic:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.39)	$0.02
Cumulative effect of change in accounting principle	(0.03)	—

Net earnings (loss)	$(0.42)	$0.02

Diluted:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.39)	$0.02
Cumulative effect of change in accounting principle	(0.03)	—

Net earnings (loss)	$(0.42)	$0.02

The three months ended March 31, 2004 and 2003 each include $10.6 million for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: combination related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $92.6 million and $66.9 million for the three months ended March 31, 2004 and 2003, respectively; and net restructuring and impairment charges of $51.7 million and $2.6 million for the three months ended March 31, 2004 and 2003, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except per share data)

3. INVENTORIES

	March 31, 2004	December 31, 2003
Raw materials and manufacturing supplies	$146,192	$90,131
Work-in-process	175,685	109,433
Finished goods	189,368	9,501
LIFO and other reserves	(55,657)	(54,777)

	$455,588	$154,288

4. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2004	December 31, 2003
Land	$68,084	$33,913
Building	879,847	732,469
Machinery and equipment	4,538,497	4,012,980

	5,486,428	4,779,362
Less: Accumulated depreciation	(3,504,820)	(3,481,928)

	$1,981,608	$1,297,434

5. GOODWILL AND OTHER INTANGIBLES

Goodwill	Balance at December 31, 2003	Impairment Charges	Dispositions	Additions	Foreign Exchange	Balance at March 31, 2004
Print	$70,820	$—	$—	$—	$—	$70,820
Logistics	161,371	(12,032)	—	—	—	149,339
Financial	23,496	—	—	—	—	23,496
Forms and Labels	—	—	—	1,134,765	—	1,134,765
Outsourcing	—	—	—	339,966	—	339,966
Commercial	—	—	—	815,469	—	815,469
Other	61,785	—	(8,151)	—	(1,855)	51,779

	$317,472	$(12,032)	$(8,151)	$2,290,200	$(1,855)	$2,585,634

The allocation of goodwill from the Combination among the operating segments is preliminary and based upon management’s best estimates at March 31, 2004. The allocation and the valuation of goodwill is subject to further refinement.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except share and per share data)

The following summary of other intangibles, which includes the preliminary valuation of other intangibles acquired in the Combination, is based on management’s best estimates at March 31, 2004, and includes:

Other Intangibles	Gross Carrying Amount	Impairment Charges	Additions During the Year	Accumulated Amortization and Foreign Exchange	Balance at March 31, 2004	Amortization Period
Trademarks, licenses and agreements	$353	$—	$19,658	$(1,267)	$18,744	1.5-2 years
Patents	—	—	100,900	(1,051)	99,849	8 years
Customer relationship intangibles	48,972	(1,448)	239,518	(43,689)	243,353	12-15 years
Indefinite-lived trade names	—	—	318,500	—	318,500	Indefinite

	$49,325	$(1,448)	$678,576	$(46,007)	$680,446

During the three months ended March 31, 2004, the Company recorded a pretax impairment charge of $13.5 million for goodwill and intangibles related to the Company’s acquisition of Momentum Logistics, Inc. (“MLI”), as the carrying value of the assets exceeded the future undiscounted cash flows expected to be generated by the assets.

During the three months ended March 31, 2004 and 2003, amortization expense for other intangibles was $3.5 million and $0.2 million, respectively. Annual amortization expense for the next five years is estimated to be:

2005	$38,600
2006	$29,800
2007	$29,800
2008	$29,800
2009	$29,800

6. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first quarter of 2004, management approved and initiated plans to restructure the operations of RR Donnelley (“Restructuring Plans”) predominantly in connection with the Combination. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the combined cost structure of the Company. As a result, the Company recorded $22.3 million of restructuring costs for the three months ended March 31, 2004 in connection with the exiting of certain RR Donnelley activities. These costs were included as a charge to the results of operations for the three months ended March 31, 2004. In addition, the Company recorded approximately $3.1 million of costs to exit certain Moore Wallace activities. These costs were recognized as a liability assumed in the Combination and are, therefore, included in the allocation of the cost to acquire Moore Wallace (see Note 2).

The restructuring charges recorded are based on the aforementioned Restructuring Plans that have been committed to by management and are in part based upon management’s best estimates of future events. Changes to the estimates could require future adjustments to the restructuring liabilities.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except share and per share data)

Restructuring Costs Charged to Results of Operations

For the three months ended March 31, 2004 and 2003, the Company recorded the following net restructuring provisions:

	March 31, 2004			March 31, 2003
	Employee Terminations	Other Charges	Total	Employee Terminations	Other Charges	Total
Print	$4,874	$—	$4,874	$169	$—	$169
Logistics	3,530	768	4,298	—	—	—
Financial	300	—	300	573	—	573
Other	3,789	—	3,789	425	290	715
Corporate	9,084	—	9,084	—	1,228	1,228

	$21,577	$768	$22,345	$1,167	$1,518	$2,685

The restructuring provision for the three months ended March 31, 2004, related to workforce reductions (639 employees, of which 387 were terminated as of March 31, 2004) associated with the elimination of duplicative administrative functions resulting from the Combination, and certain operational employees related to business restructuring as well as lease terminations.

The restructuring provision for the three months ended March 31, 2003, was $2.6 million which included a $1.2 million charge related to workforce reductions (110 employees, all of which were terminated as of March 31, 2004), a $1.1 million curtailment loss on the Company’s postretirement benefit plan, and employee relocation costs of $0.7 million, partially offset by a reversal of $0.4 million related to a restructuring provision no longer required.

Restructuring Costs Capitalized as a Cost of Acquisition

At March 31, 2004, the Company recorded $3.1 million in costs in connection with restructuring Moore Wallace operations which included $0.8 million related to workforce reductions (24 employees of which 13 were terminated as of March 31, 2004) and $2.3 million for vacating redundant facilities. These costs were recognized as a liability assumed in the Combination and are, therefore, included in the purchase price allocation as part of goodwill.

Restructuring Reserve

In addition to the 2004 restructuring actions, the Company initiated various restructuring actions in 2003, 2002 and 2001, which consisted primarily of the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of March 31, 2004 is as follows:

	Balance at December 31, 2003	Restructuring Provision—Net	Capitalized Restructuring Costs	Cash Paid	Balance at March 31, 2004
Employee terminations	$2,953	$21,577	$758	$(3,692)	$21,596
Other	1,406	768	2,344	(1,505)	3,013

	$4,359	$22,345	$3,102	$(5,197)	$24,609

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except per share data)

The restructuring reserves classified as “other” primarily consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the 2004 restructuring actions will be substantially completed by June 2005.

As a result of restructuring actions, the Company owns certain facilities and equipment that are considered held for sale. The net book value of assets held for sale was $42.1 million at March 31, 2004, primarily in the Print, Forms and Labels, and Corporate segments. These asset values, included in other assets in the consolidated balance sheets, have been assessed for impairment and reflect their estimated fair value, less estimated costs to sell.

Impairments

During the three months ended March 31, 2004, the Company recorded $27.8 million in impairment charges. The impairment charge included $13.5 million for goodwill and intangibles related to the Logistics segment, $11.9 million for the abandonment of certain Print related enterprise software projects, $2.1 million for the write-down of a Print customer contract and $0.3 million related to other Print assets.

7. DEBT

	March 31, 2004	December 31, 2003
Commercial paper	$—	$90,537
Medium term notes due 2005	165,771	165,745
5.0% debentures due November 15, 2006	234,110	232,238
8.875% debentures due April 15, 2021	80,844	80,842
6.625% debentures due April 15, 2029	199,047	199,038
8.820% debentures due April 15. 2031	68,920	68,919
3.75% senior notes due April 1, 2009	399,408	—
4.95% senior notes due April 1, 2014	597,630	—
Other, including capital leases	52,218	91,051

Total debt	1,797,948	928,370
less current portion	41,198	175,873

Long term debt	$1,756,750	$752,497

In March 2004, the Company issued $400.0 million of 3.75% notes due in 2009 and $600.0 million of 4.95% notes due in 2014 (collectively, the “Senior Notes”) at a combined $3.0 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2004. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption.

The proceeds from the issuance of the Senior Notes were used to pay acquisition costs and debt issuance costs as well as fund the redemption of Moore Wallace debt assumed in connection with the Combination that included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except per share data)

the Moore Wallace 7.875% senior unsecured notes. The senior secured credit facility was repaid on the Combination Date. On March 29, 2004, the Company redeemed the 7.875% senior unsecured notes at fair value, which included a $57.5 million premium.

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At March 31, 2004, the Company had $200.0 million notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. These swaps mature in May 2004. At March 31, 2004, the Company also had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the 5.0% debentures due November 2006.

The most significant financial covenant of the Company’s five-year revolving credit agreement is an interest coverage ratio. The Company was in compliance with its debt covenants at March 31, 2004.

8. INCOME TAXES

The effective income tax rate for the three months ended March 31, 2004 was a 29.8% benefit. The benefit reflects the loss before taxes of $73.9 million, partially offset by the tax provision required on the gain on the sale ($15.3 million) of an investment in Latin America.

9. EMPLOYEE BENEFITS

The components of the estimated net pension and postretirement expense for the three months ended March 31, 2004 and 2003 are as follows:

	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Service cost	$13,437	$12,049	$3,843	$3,029
Interest cost	25,743	26,615	6,209	4,990
Expected return on assets	(37,470)	(39,343)	(5,244)	(6,201)
Amortization of transition obligation	(2,463)	(2,721)	—	—
Amortization of prior service cost	985	1,000	(846)	(580)
Amortization of net loss (gain)	698	1,019	488	65
Curtailment loss	—	—	—	288
Special termination benefit	—	825	—	—

Net pension expense (benefit)	$930	$(556)	$4,450	$1,591

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except per share data)

10. STOCK COMPENSATION

The Company accounts for stock options using the intrinsic value method. Net earnings and earnings per share on a pro forma basis if compensation expense for employee stock options were determined using the fair value method are as follows:

	Three Months Ended March 31,
	2004	2003
Net earnings (loss), as reported	$(58,846)	$5,702
Pro forma adjustments, net of tax:
Stock compensation recorded	533	237
Fair value compensation expense	(1,869)	(2,859)

Pro forma net earnings (loss)	$(60,182)	$3,080

Pro forma earnings (loss) per share
Basic	$(0.40)	$0.03
Diluted	$(0.40)	$0.03

11. PER SHARE DATA

	Three months ended March 31,
	2004	2003
Net earnings (loss) before cumulative effect of change in accounting principle	$(52,268)	$5,702
Cumulative effect of change in accounting principle	(6,578)	—

Net earnings (loss)	$(58,846)	$5,702

Weighted average number of common shares outstanding (in thousands):
Basic	151,278	113,101
Dilutive options and awards (a)	—	595

Diluted	151,278	113,696

Basic earnings per share:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.35)	$0.05
Cumulative effect of change in accounting principle	(0.04)	—

Net earnings (loss)	$(0.39)	$0.05

Diluted earnings per share:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.35)	$0.05
Cumulative effect of change in accounting principle	(0.04)	—

Net earnings (loss)	$(0.39)	$0.05

DIVIDENDS PER SHARE	$0.26	$0.25

(a) For 2004, 1.9 million common stock equivalents are excluded as their effect would be anti-dilutive.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except per share data)

12. SHAREHOLDERS’ EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2003	$176,111	$(840,395)	$132,351	$(2,937)	$1,641,706	$(123,684)	$983,152
Net loss	—	—	—	—	(58,846)	—	(58,846)
Translation adjustments	—	—	—	—	—	(8,607)	(8,607)
Minimum pension liability	—	—	—	—	—	146	146

Comprehensive loss							(67,307)

Treasury stock activity	—	(6,545)	—	—	—	—	(6,545)
Dividends	—	—	—	—	(86,075)	—	(86,075)
Common shares issued	127,587	120,996	2,698,954	(44,507)	(38,678)	—	2,864,352

Balance at March 31, 2004	$303,698	$(725,944)	$2,831,305	$(47,444)	$1,458,107	$(132,145)	$3,687,577

13. SEGMENT INFORMATION

The Company is in the process of analyzing its business units and operating processes to improve operating effectiveness and align its businesses in connection with the combination with Moore Wallace. The Company anticipates a change in its operating segments as a result of this analysis. Segments will be identified based on factors including the nature of products and services, certain quantitative thresholds, the availability of discrete financial information, and the way management assesses information on a regular basis for decision-making purposes. The segment information presented and discussed herein is consistent with historical segment reporting of both the Company and Moore Wallace, except for one business that was reclassified from Commercial to Forms and Labels and another business that was reclassified from Forms and Labels to Outsourcing. In addition, the segment disclosure for the three months ended March 31, 2003 has been reclassified to disclose the Corporate segment, which, for RR Donnelley, had historically been allocated to the operating segments and was included in the operating segment results. The segment information includes the results of Moore Wallace from the Combination Date. Prior periods have not been reclassified to reflect the Combination.

The Company currently has seven operating segments, representing the historical segment structure of RR Donnelley and Moore Wallace. These segments are:

Print    The Print segment participates in the magazine, catalog and retail market, the telephone directory market, and the book market. In addition, this segment also includes the Company’s premedia activities. Within the magazine, catalog and retail market, the Company produces products for a broad range of business-to-business and consumer magazine and catalog publishers, as well as journal, association and academic publishers. The Company is the worldwide leader in the telephone directory market, serving the global directory needs of telecommunications providers. The Company is also the leader in the North American book market, serving the consumer, religious, educational and specialty book markets. The Company’s premedia business partners with customers to effectively create, manage, prepare and distribute customer content, offering services in both conventional and digital photography, creative and color services, page production, and management, facilities management and content management.

Logistics    RR Donnelley is one of the largest users of the U.S. Postal Service, handling over 20 billion print and mail pieces, and over 160 million packages each year. Distribution costs are a significant component of

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except per share data)

customers’ cost structures, and the Company’s ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator. In addition to delivering packages and printed material, the Logistics segment also provides package return services and expedited distribution of time-sensitive and secure material (expedited services).

Financial    The Financial segment is a leader in supporting the communications needs of U.S. and international corporations as those corporations access the global capital markets, providing printing and distribution services for large financial transactions, including initial public offerings and mergers. The Company is also a leading provider of customized communications solutions for investment management, banking, insurance and managed care companies.

Forms and Labels    The Forms and Labels segment designs, manufactures and delivers a wide range of paper-based and electronic business forms and labels and print-related services, including print distribution, print-on-demand and warehousing services. This segment is a single-source supplier of customized, “one-stop shopping” solutions for our customers’ print and digital communication needs through a multi-site, state-of-the-art print distribution and warehousing network.

Outsourcing    The Outsourcing segment provides high-quality, high-volume, customized, variably-imaged business communications, including account statements, consumer invoices, insurance policies, enrollment kits, kitting and print fulfillment, transaction confirmations and database services, primarily for financial services, telecommunications, insurance, and healthcare companies. The product and service offering in this segment provides customers with the ability to reach consumers using multiple communication methods, including print, mail, e-mail, facsimile, CD-ROM and internet-based and other wireless solutions.

Commercial    The Commercial segment serves the printing, direct marketing, delivery, and warehouse management requirements of a highly diversified, international customer base, producing high-quality, multi-color personalized business communications, including annual reports, image and marketing brochures, catalogs and marketing inserts, pharmaceutical inserts, and other marketing, retail point-of-sale and promotional materials, and technical publications. The segment also provides products and digital services for customers that produce data-intensive publications, such as individualized directories. In addition, the segment creates, manages and produces highly targeted, personalized strategic direct mail programs.

Other    The Other segment consists primarily of the direct mail and international businesses of the Company. Moore Wallace also had a direct mail business and international businesses which are included in the Commercial and Forms and Labels segments, respectively. Within the direct mail business market, the Company offers expertise in a wide range of direct marketing print and related services to guide customers smoothly and cost-effectively through direct-marketing projects. The Company’s full-service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. Outside of North America, the Company has operations in Latin America, Europe and Asia, which produce magazines, books, telephone directories, catalogs, technical manuals and other commercial type products.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except share and per share data)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Total Assets	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2004

PRINT	$676,999	$(230)	$676,769	$50,888	$1,653,972	$47,834	$20,481
LOGISTICS	218,892	(179)	218,713	(23,164)	244,146	2,078	77
FINANCIAL	113,255	(39)	113,216	9,490	190,247	4,711	236
FORMS AND LABELS	168,883	(696)	168,187	(28,888)	2,138,123	4,259	526
OUTSOURCING	47,521	(261)	47,260	7,283	613,977	2,117	3,429
COMMERCIAL	101,187	(5,721)	95,466	(3,445)	1,365,317	2,692	889
OTHER	126,647	(63)	126,584	(6,287)	411,429	7,382	1,085
CORPORATE	—	—	—	(73,384)	1,607,257	9,832	104

CONSOLIDATED	$1,453,384	$(7,189)	$1,446,195	$(67,507)	$8,224,468	$80,905	$26,827

Three months ended March 31, 2003 (Reclassified)

PRINT	$667,035	$(63)	$666,972	$69,358	$1,644,498	$48,897	$33,206
LOGISTICS	209,808	—	209,808	2,772	256,792	1,511	2,225
FINANCIAL	90,578	(322)	90,256	(2,035)	178,591	5,719	2,025
FORMS AND LABELS	—	—	—	—	—	—	—
OUTSOURCING	—	—	—	—	—	—	—
COMMERCIAL	—	—	—	—	—	—	—
OTHER	107,363	(582)	106,781	(5,256)	511,049	7,073	9,651
CORPORATE	—	—	—	(38,521)	546,110	5,247	2,915

CONSOLIDATED	$1,074,784	$(967)	$1,073,817	$26,318	$3,137,040	$68,447	$50,022

14. COMMITMENTS AND CONTINGENCIES

As reported in the Company’s Annual Report on Form 10-K for 2003, a class action, Jones, et al. v. R.R. Donnelley & Sons Co., was filed against the Company in 1996. The district court judge in the case certified three plaintiff classes.

On September 16, 2002, the Seventh Circuit Court of Appeals overturned a district court ruling with respect to two of the three classes in Jones and held that a two-year statute of limitations applies to the claims of the two classes. On February 24, 2004, the matter was argued before the United States Supreme Court. On May 3, 2004, the Supreme Court reversed the circuit court ruling, held that a four-year statute of limitations applies to the claims of the two classes and remanded the case for further proceedings consistent with the Supreme Court’s opinion. As the determination of whether a two-year or four-year statute of limitations applies to the claims of the third class was never made by the district court, neither the circuit court nor the Supreme Court addressed the issue and it remains before the district court. It is not possible at the present time to quantify with certainty the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to the Company’s consolidated results of operations or financial position.

From time to time, customers of the Company file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except share and per share data)

considered preference items and subject to return to the bankruptcy administrator. The Company believes that the final resolution of these preference items will not be material in relation to the Company’s consolidated results of operations or financial position.

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in 17 federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate eight other previously owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover the Company’s share of the potential costs of remediation at each of the Superfund sites and the previously owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not be material in relation to the Company’s consolidated results of operations or financial position.

In addition, the Company is a party to certain litigation and claims arising in the ordinary course of business which, in the opinion of management, will not be material in relation to the Company’s consolidated results of operations or financial position.

15. CHANGES IN ACCOUNTING POLICIES AND PENDING ACCOUNTING STANDARDS

For the three months ended March 31, 2004, the Company recorded a charge related to a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of Financial Accounting Standard Board (“FASB”) interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, effective January 1, 2004. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Total consolidated assets amounted to $4.5 million at March 31, 2004. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

Prior to 1996, the Company acquired certain ownership interests in investment level partnerships, which in turn held varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The company intends to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The Company’s risk of loss

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in thousands of U.S. dollars, except share and per share data)

related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments, which was approximately $66.1 million at March 31, 2004.

On January 12, 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer the accounting impact, if any, of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. At December 31, 2003, the Company elected to defer recognition of the provisions of the Act as permitted by FSP 106-1 due to uncertainties regarding some of the new Medicare provisions and a lack of authoritative accounting guidance regarding certain matters.

While the Company will adopt the provisions of FSP 106-1 at its September 30, 2004 annual remeasurement date for its postretirement plans, in connection with the Combination, the Moore Wallace postretirement obligation was remeasured as of the Combination Date. The provisions of FSP 106-1 require that this remeasurement reflect the best estimate of the effect of the federal subsidy to be provided under the Act. As such, the postretirement obligation for Moore Wallace included a fair value adjustment of $28.1 million as of the Combination Date to reflect the estimated benefit of the subsidy.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley” or the “Company”) prepares, produces and delivers integrated communications services across multiple channels for content owners such as publishers, merchandisers, healthcare providers and telecommunications companies, as well as capital markets and diversified financial services companies. While print capabilities remain the foundation of the Company, the recent focus on expanding the range of products and services provides an opportunity to create additional value for our customers.

The Company provides solutions designed to enhance the effectiveness of customers’ communications. Key services include content creation, digital asset management, production and distribution. The Company believes that print will remain integral to successful marketing given its unique capabilities, such as portability and high-quality graphics that cannot be duplicated by other communications methods. The Company also believes that the nature of print will continue to evolve, and the ability of print to be targeted, timely, flexible and integrated with other communications media will continue to be critical.

MOORE WALLACE COMBINATION

On November 8, 2003, the Company entered into a combination agreement with Moore Wallace Incorporated (“Moore Wallace”) providing for each common share of Moore Wallace to be exchanged for 0.63 of a share of common stock of the Company (the “Combination”). The Combination was completed on February 27, 2004 (the “Combination Date”), and as such, the Company’s results of operations for the three months ended March 31, 2004 include the results of Moore Wallace from the Combination Date. The strategy for the new organization is focused on reducing costs, increasing profitability, increasing financial strength and enhancing revenue opportunities. Management believes that the Combination will positively impact operating results in future periods through cross-selling initiatives, expanded production platforms, reduced overhead costs and increased purchasing power, however, implementing reorganization activities may result in future charges, which may be substantial.

During the first quarter of 2004, management approved and initiated plans to restructure the operations of the Company and the acquired operations of Moore Wallace in connection with the Combination. These plans include the elimination of certain duplicative functions and the exit from redundant facilities. The Company recorded a restructuring charge to earnings of $22.3 million for workforce reductions and contract terminations in connection with exiting certain RR Donnelley activities, and recognized $3.1 million of costs to exit certain Moore Wallace activities as an acquisition cost which is included in goodwill (see Note 6 in the Notes to Consolidated Financial Statements).

SEGMENT DESCRIPTION

The Company currently has seven operating segments, representing the historical segment structure of RR Donnelley and Moore Wallace. These segments are:

Print    The Print segment participates in the magazine, catalog and retail market, the telephone directory market, and the book market. In addition, this segment also includes the Company’s premedia activities. Within the magazine, catalog and retail market, the Company produces products for a broad range of business-to-business and consumer magazine and catalog publishers, as well as journal, association and academic publishers. The Company is the worldwide leader in the telephone directory market, serving the global directory needs of telecommunications providers. The Company is also the leader in the North American book market, serving the consumer, religious, educational and specialty book markets. The Company’s premedia business partners with customers to effectively create, manage, prepare and distribute customer content, offering services in both conventional and digital photography, creative and color services, page production and management, facilities management and content management.

Logistics    RR Donnelley is one of the largest users of the U.S. Postal Service, handling over 20 billion print and mail pieces, and over 160 million packages each year. Distribution costs are a significant component of customers’ cost structures, and the Company’s ability to deliver mail and packages more predictably and cost-effectively than competitors is a key differentiator. In addition to delivering packages and printed material, the Logistics segment also provides package return services and expedited distribution of time-sensitive and secure material (expedited services).

Financial    The Financial segment is a leader in supporting the communications needs of U.S. and international corporations as those corporations access the global capital markets, providing printing and distribution services for large financial transactions, including initial public offerings and mergers. The Company is also a leading provider of customized communications solutions for investment management, banking, insurance and managed care companies.

Forms and Labels    The Forms and Labels segment designs, manufactures and delivers a wide range of paper-based and electronic business forms and labels and print-related services, including print distribution, print-on-demand and warehousing services. This segment is a single-source supplier of customized, “one-stop shopping” solutions for customers’ print and digital communication needs through a multi-site, state-of-the-art print distribution and warehousing network.

Outsourcing    The Outsourcing segment provides high-quality, high-volume, customized, variably-imaged business communications, including account statements, consumer invoices, insurance policies, enrollment kits, kitting and print fulfillment, transaction confirmations and database services, primarily for financial services, telecommunications, insurance, and healthcare companies. The product and service offering in this segment provides customers with the ability to reach consumers using multiple communication methods, including print, mail, e-mail, facsimile, CD-ROM and internet-based and other wireless solutions.

Commercial    The Commercial segment serves the printing, direct marketing, delivery, and warehouse management requirements of a highly diversified, international customer base, producing high-quality, multi-color personalized business communications, including annual reports, image and marketing brochures, catalogs and marketing inserts, pharmaceutical inserts, and other marketing, retail point-of-sale and promotional materials, and technical publications. The segment also provides products and digital services for customers that produce data-intensive publications, such as individualized directories. In addition, the segment creates, manages and produces highly targeted, personalized strategic direct mail programs.

Other    The Other segment consists primarily of the direct mail and international businesses of the Company. Moore Wallace also had a direct mail business and international businesses which are included in the Commercial and Forms and Labels segments, respectively. Within the direct mail market, the Company offers expertise in a wide range of direct marketing print and related services to guide customers smoothly and cost-effectively through direct-marketing projects. The Company’s full-service solutions include content creation, database management, premedia, printing, personalization, finishing and distribution. Outside of North America, the Company has operations in Latin America, Europe and Asia, which produce magazines, books, telephone directories, catalogs, technical manuals and other commercial type products.

The Company is in the process of analyzing its business units and operating processes to improve operating effectiveness and align to its businesses in connection with the combination with Moore Wallace. The Company anticipates a change in its operating segments as a result of this analysis. Segments will be identified based on factors including the nature of products and services, certain quantitative thresholds, the availability of discrete financial information, and the way management assesses information on a regular basis for decision-making purposes. The segment information presented and discussed herein is consistent with historical segment reporting of both the Company and Moore Wallace, except for one business that was reclassified from Commercial to Forms and Labels and another business that was reclassified from Forms and Labels to Outsourcing. In addition, the segment disclosure for the three months ended March 31, 2003 has been reclassified to disclose the Corporate segment, which for RR Donnelley, had historically been allocated to the operating segments and was included in the operating segment results. The segment information includes the results of Moore Wallace from the Combination Date. Prior periods have not been restated to reflect the Combination.

TRENDS

The Company operates principally in the commercial print portion of the print industry, with related service offerings designed to offer customers complete solutions for communicating their messages to targeted audiences. The dominant macro-economic and industry-wide trend for the past three years has been weaker demand during a slow economy that has generated excess industry capacity resulting in increased competition and downward pricing pressures. In this intensified competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. Management believes this environment has led to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset industry over-capacity and pricing pressures. While the Company believes that continued consolidation in the industry will result in greater opportunities for cross-selling, other trends may have a countervailing effect. The continued effect, for example, of electronic substitution on the printing industry cannot be predicted.

The primary drivers affecting the Company’s business differ by segment. In the Print, Forms and Labels, Commercial and Logistics segments, consumer confidence and economic growth rates are key drivers of demand, as these factors affect the level of advertising and merchandising activity and, therefore, printing and mailing volumes. While general economic trends have recently begun to improve, the Company has not yet begun to see the positive effects of an economic recovery within these segments.

The Financial segment’s results are driven by mergers and acquisitions and capital market activity, as well as regulatory compliance requirements and the Company’s ability to capture market share. This business has recently benefited from increased capital markets activity following a three-year period of economic slowdown, and continued increases in capital markets activity are likely to positively affect demand for services within this segment. However, volatility in the global capital markets makes it difficult to predict the future level of demand.

In response to the above trends, the Company has competed by leveraging its position and size, generating continued productivity improvements and enhancing the value the Company delivers to its customers by offering them products and services that improve their effectiveness and reduce their total delivered cost. The Company implemented a number of strategic initiatives that impacted the financial results for the periods discussed herein, including the acquisition of complementary businesses, the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts, the disposal of non-core businesses and the exiting of unprofitable accounts. Also, the Company has focused on creating new revenue opportunities for value-added services such as premedia and logistics. As a result, the Company has created a broader platform to sell more products and services as well as improve incremental revenue and profit growth within its current customer base.

The Company will continue to evaluate ways to reduce its cost structure and improve the productivity of its operations. Future cost reduction initiatives may include the reorganization of operations or the consolidation of facilities. Implementing such initiatives may result in future charges which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long term strategic growth goals.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The following table shows the trends in net sales and operating income (loss) for each of the Company’s segments:

	Three months ended March 31,
	Net Sales		Operating income (loss)
	2004	2003	2004	2003
	(in millions)
Print	$676.8	$667.0	$50.9	$69.4
Logistics	218.7	209.8	(23.2)	2.8
Financial	113.2	90.3	9.5	(2.0)
Forms and Labels (1)	168.2	—	(28.9)	—
Outsourcing (1)	47.2	—	7.3	—
Commercial (1)	95.5	—	(3.4)	—
Other	126.6	106.7	(6.3)	(5.4)
Corporate (1)	—	—	(73.4)	(38.5)

Total	$1,446.2	$1,073.8	$(67.5)	$26.3

(1)	Reflects Moore Wallace results from the Combination Date

Consolidated

Net sales for the three months ended March 31, 2004 increased $372.4 million, or 34.7%, to $1,446.2 million. The increase was primarily due to the inclusion of $310.9 million in net sales related to the Combination, increased net sales in the Financial segment of $22.9 million primarily due to increased business activity and transaction levels in the financial markets as the U.S. and international economies have improved, and a $19.3 million improvement in the directories business in the Print segment due to a shift in the timing of customer orders and volume increases with a major customer. The increase was partially offset by a $9.8 million decline in the book business within the Print segment, primarily due to pricing pressure, a shift in volume to lower priced products and an overall decline in the book industry. While management believes that internal cross-selling efforts will result in increased penetration within current markets as the Company leverages its expanded product portfolio following the Combination, printing industry capacity, pricing pressures and the threat of electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales increased $332.7 million to $1,173.7 million for the three months ended March 31, 2004 versus the same period in the prior year. Cost of sales as a percentage of consolidated net sales increased from 78.3% to 81.2% and is more than accounted for by the Combination. Combination costs included in cost of sales related to expenses associated with fair value adjustments for inventory and backlog ($66.9 million). The increase was partially offset by the impact of prior year restructuring and cost reduction initiatives.

Selling, general and administrative expenses increased $73.5 million to $209.0 million for the three months ended March 31, 2004 versus the same period in the prior year primarily due to the Combination ($60.1 million). Selling, general and administrative expenses as a percentage of consolidated net sales increased to 14.4% in 2004 from 12.6% in 2003. This increase in margin is primarily due to provisions of $17.6 million mainly related to litigation, insurance, termination benefits, and sales and use taxes recorded in the three months ended March 31, 2004. In addition, the Company recognized $5.4 million of pension and postretirement expense in the three months ended March 31, 2004 versus $1.0 million of pension and postretirement income in the same period in 2003 due to changes in actuarial benefit assumptions. Also included in the three months ended March 31, 2004 was a $6.0 million provision for doubtful accounts versus $9.9 million in the same period in 2003 due primarily to a $5.0 million provision in 2003 related to the bankruptcy of a major domestic catalog customer. Management anticipates that savings from restructuring activities related to the Combination and cost containment efforts, partially offset by certain integration related expenses, will begin to favorably impact the selling, general and administrative expense margin by the third quarter of 2004.

During the three months ended March 31, 2004, the Company recorded a restructuring charge of $22.3 million for workforce reductions (639 positions) related to the elimination of duplicative administrative functions resulting from the Combination and certain operational employees related to business restructuring, as well as lease terminations. Management believes that significant restructuring activities will continue throughout the remainder of 2004 as the Company eliminates additional duplicative functions and rationalizes its manufacturing, sales and administrative platforms as a result of the Combination. During the three months ended March 31, 2003, the Company recorded a $2.6 million net restructuring charge primarily related to workforce reductions (110 positions) and the curtailment of the Company’s postretirement benefit plan.

During the three months ended March 31, 2004, the Company recorded $27.8 million of impairment charges comprised of the write-off of goodwill and intangibles related to the acquisition of Momentum Logistics, Inc (“MLI”) ($13.5 million), the abandonment of certain Print related enterprise software projects ($11.9 million), the termination of a Print customer contract agreement ($2.1 million), and a fixed asset write-off ($0.3 million).

Depreciation and amortization increased $12.5 million to $80.9 million for the three months ended March 31, 2004 compared to the same period in 2003, and is more than accounted for by the Combination ($13.4 million). Combination related depreciation and amortization includes $3.5 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete.

Loss from operations for the three months ended March 31, 2004 was $67.5 million versus operating income of $26.3 million for the three months ended March 31, 2003. The decrease was primarily due to a $66.9 million adjustment for the fair value of inventory and backlog related to the Combination and $50.1 million of restructuring and impairment charges, partially offset by the incremental operating impact of the Combination and improved operating results in the current year.

Interest expense, net increased by $4.6 million for the three months ended March 31, 2004 versus the same period in 2003, primarily due to the issuance of approximately $1 billion of debt due to the Combination and the fact that Moore Wallace’s $403.0 million senior secured notes were not redeemed until the end of March 2004. See “Liquidity and Capital Resources.”

Investment and other income (expense), net, for the three months ended March 31, 2004 was $10.6 million of income versus $4.5 million of expense for the same period in 2003, primarily due to a gain on the sale of an investment in Latin America ($15.3 million) in 2004. Also included in investment and other income (expense), net, is a $4.0 million charge for both the three months ended March 31, 2004 and 2003, reflecting a decline in the underlying estimated fair market values of the Company’s affordable housing investments.

For the three months ended March 31, 2004, the Company recorded a cumulative effect of a change in accounting principle of $6.6 million, net of taxes, of $4.3 million, reflecting the adoption of the Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities.” The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Management does not believe that the consolidation of these partnerships will have an ongoing material effect on the Company’s consolidated results of operations, cash flows or financial position.

The effective income tax rate for the three months ended March 31, 2004 was a 29.8% benefit. The benefit reflects the loss before taxes of $73.9 million, partially offset by the tax provision required on the gain ($15.3 million) on the disposition of an investment in Latin America.

Net earnings (loss) for the three months ended March 31, 2004 declined by $64.5 million versus the same period in the prior year to a net loss of $58.8 million, or $0.39 per diluted share. For the same period in 2003, the Company reported net income of $5.7 million, or $0.05 per diluted share. Included in the net loss for the three months ended March 31, 2004 were the unfavorable impact of the fair value adjustment of inventory and backlog, and restructuring and impairment charges, partially offset by the incremental operating results related to the Combination and the gain on the sale of an investment in Latin America. Management believes that the financial results will continue to be unfavorably impacted throughout the remainder of 2004 as the integration of the Combination may result in further significant restructuring and impairment charges as the Company integrates and rationalizes its manufacturing, sales and administrative platforms.

Print

The following table summarizes net sales, operating income and significant items affecting comparability within the Print segment:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net sales	$676.8	$667.0
Operating income	$50.9	$69.4
Included in operating income:
Restructuring and impairment charges—net	$19.2	$0.2

Net sales for the Print segment for the three months ended March 31, 2004 were $676.8 million, an increase of $9.8 million, or 1.5%, compared to the same period in 2003. Strength in net sales from the directories and premedia businesses more than offset level net sales from the magazines, catalogs and retail businesses and weak net sales from the book business. Directories’ net sales for the three months ended March 31, 2004 increased $19.3 million from the same period in the prior year despite continued contract pricing pressures. The year over year increase was primarily due to a shift in the timing of certain customer orders into the first quarter of 2004 and volume gains from a major customer. Premedia’s net sales for the three months ended March 31, 2004 increased $3.2 million from the same period in the prior year due to volume increases at both existing and recently acquired customers and transferred volume from the Financial segment. The decline in book’s net sales of $9.8 million for the three months ended March 31, 2004 from the same period in the prior year was largely attributable to weakness in market demand for certain product categories, including education and religious markets. These factors, in conjunction with continued pricing pressure caused by excess capacity in the industry and increasing international competition, will likely adversely impact future net sales in the book business. Net sales in the three months ended March 31, 2004 for magazines, catalogs and retail were level, due to higher volumes at existing customers that were offset by lower contractual pricing levels and an unfavorable product mix. The sale of a minor business in the segment accounted for a decline in net sales of $2.1 million in the quarter.

Operating income for the Print segment for the three months ended March 31, 2004 decreased $18.5 million, or 26.7%, to $50.9 million compared to the same period in the prior year due primarily to current year restructuring charges of $4.9 million and impairment charges of $14.3 million, that are largely related to information technology systems. Improved volumes and lower selling and administrative costs in the first quarter of 2004 helped to mitigate the comparative impact of these items. Operating income from the directories business increased due to higher volumes, improved throughput and cost reductions. Operating income from the book business declined due to lower volumes that were only partially offset by productivity improvements and reduced selling and administrative costs. Operating income of the magazines, catalogs and retail businesses for the three months ended March 31, 2004 declined compared to the same period in the prior year due to an unfavorable product mix, higher employee costs and restructuring and impairment charges that were only partially offset by productivity improvements. The impact of productivity initiatives, as well as savings from restructuring actions, are expected to partially offset the continued effects of price erosion on operating income that are related to overcapacity in the industry and increased foreign competition in certain markets.

Logistics

The following table summarizes net sales, operating income (loss) and significant items affecting comparability within the Logistics segment:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net sales	$218.7	$209.8
Operating income (loss)	$(23.2)	$2.8
Included in operating income (loss):
Restructuring and impairment charges—net	$17.8	$—

Net sales for the Logistics segment for the three months ended March 31, 2004 increased $8.9 million, or 4.2%, from the same period a year ago. Net sales for the package logistics business for the three months ended March 31, 2004 declined approximately $4.2 million, due to higher volumes of lighter-weight, lower-margin packages offset by lower volumes of higher-margin, heavier-weight packages. However, the print logistics and expedited services businesses showed growth in net sales from both the Print segment and third-party customers that more than offset the declines in the package logistics business. Additionally, MLI sales were higher due to the inclusion of three months of results in the quarter ended March 31, 2004 versus one month in the same period in 2003 (as a result of the MLI acquisition being completed in March 2003). The net sales increase from MLI was lower than it otherwise would have been because of the shutdown of MLI’s business-to-business activities in the first quarter of 2004.

Operating income decreased for the three months ended March 31, 2004 versus the same period in 2003 primarily due to a $4.3 million charge related to the shutdown of the business-to-business portion of MLI and a $13.5 million impairment charge related to the write-off of goodwill and intangibles of MLI due to significant deterioration of its underlying operations. Favorable transportation margins in the package logistics business (due to favorable transportation and postage unit costs) were more than offset by unfavorable product mix, higher labor and increased facility costs. The print logistics business experienced higher transportation and labor costs during the first quarter of 2004 due to new regulations which more than offset higher net sales in the same period of 2003.

Financial

The following table summarizes net sales, operating income (loss) and significant items affecting comparability within the Financial segment:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net sales	$113.2	$90.3
Operating income (loss)	$9.5	$(2.0)
Included in operating income (loss):
Restructuring and impairment charges—net	$0.3	$0.6
Insurance recovery	—	2.0

Net sales for the Financial segment increased by $22.9 million, or 25.4%, to $113.2 million for the three months ended March 31, 2004 from the same period in the prior year primarily due to improved global capital markets sales ($22.3 million) resulting from increased global transactional and domestic compliance activity. The compliance increase reflects increased volume coupled with a shift in the timing of certain customer transactions into the first quarter of 2004 as a result of an accelerated SEC filing requirement. Additionally, net sales from the customized communications solutions business increased 10.2% in the three months ended March 31, 2004 versus the same period in the prior year due to higher revenue in the investment management business.

Operating income for the Financial segment for the three months ended March 31, 2004 increased $11.5 million to $9.5 million versus the same period in 2003, due principally to the aforementioned sales increase and the operating leverage gained from prior year restructuring actions, primarily headcount reductions. Operating income for the three months ended March 31, 2003 included a $2.0 million insurance recovery, partially offset by $0.6 million of restructuring charges.

Forms and Labels

The Combination was completed on February 27, 2004, and accordingly the results of operations of the Forms and Labels segment are included in the Company’s results of operations only for the 34-day period ended March 31, 2004. Net sales and operating loss for the 34-day period ended March 31, 2004 were $168.2 million and $28.9 million, respectively. The operating loss includes $49.4 million of charges for the fair market value adjustment for inventory and backlog pursuant to the Combination.

Although the results of the Company reflect only the 34-day period subsequent to the Combination Date, management believes that the following discussion related to the trends affecting business in the Forms and Labels segment for the three months ended March 31, 2004 versus the results for the three months ended March 31, 2003 is relevant.

Volume increased for the three months ended March 31, 2004 versus the same period in the prior year primarily due to the Moore Wallace acquisition of Wallace Computer Services, Inc. (“Wallace”) in May 2003. These increases were partially offset by volume declines attributable to the trend of electronic substitution for multi-part paper forms. Pricing remains highly competitive due to excess capacity in the industry. However, management believes that the restructuring and integration related initiatives undertaken by Moore Wallace subsequent to the Wallace transaction will favorably impact the financial results of the Forms and Labels business during the remainder of 2004.

Outsourcing

The Combination was completed on February 27, 2004, and accordingly the results of operations of the Outsourcing segment are only included in the Company’s results of operations only for the 34-day period ended March 31, 2004. Net sales and operating income for the 34-day period ended March 31, 2004 were $47.2 million and $7.3 million, respectively. The operating income includes $2.0 million for the fair market value adjustment for inventory and backlog pursuant to the Combination.

Although the results of the Company reflect only the 34-day period subsequent to the Combination Date, management believes that the following discussion related to the trends affecting the Outsourcing segment for the three months ended March 31, 2004, versus the three months ended March 31, 2003 is relevant.

Volume increased for the three months ended March 31, 2004 versus the same period in the prior year primarily due to the December, 2003 acquisition of Payment Processing Solutions, Inc. (“PPS”), a leading processor of printed customer statements principally serving the mortgage lender industry, and the addition of a significant new telecommunications industry customer.

Commercial

The Combination was completed on February 27, 2004, and accordingly the results of operations of the Commercial segment are only included in the Company’s results of operations only for the 34-day period ended March 31, 2004. Net sales and operating loss for the 34-day period ended March 31, 2004 were $95.5 million and $3.4 million, respectively. The operating loss includes $15.5 million of charges for the fair market value adjustment for inventory and backlog pursuant to the Combination.

Although the results of the Company reflect only the 34-day period subsequent to the Combination Date, management believes that the following discussion related to the trends affecting business in the Commercial segment for the three months ended March 31, 2004 versus the three months ended March 31, 2003 is relevant.

Net sales volume increased primarily due to the acquisition of Wallace, increased demand in the domestic direct mail and commercial print operations, and internal cross-selling activities. Lower technical publications volumes partially offset the increases in the other components of the segment.

Excluding Combination related charges, margins in the segment declined year-over-year due to the addition of lower margin business acquired from Wallace. Management believes that restructuring and cost reduction initiatives that were implemented following the completion of that transaction and the expansion of internal cross-selling activities and, geographic alignment of production facilities will favorably impact future results. Management also believes that the future results of the Moore Wallace direct mail operations will be favorably impacted by the integration initiatives with RR Donnelley’s historical direct mail platform.

Other

The following table summarizes net sales, operating loss and significant items affecting comparability within the Other segment:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net sales	$126.6	$106.7
Operating (loss)	$(6.3)	$(5.4)
Included in operating income (loss):
Restructuring and impairment charges – net	$3.8	$0.7

Net sales for the Other segment increased $19.9 million, or 18.7%, for the three months ended March 31, 2004 compared to the same period in 2003. International net sales for the three months ended March 31, 2004 increased $23.4 million from the same period in 2003, driven by increases in Europe due to volume growth and favorable foreign exchange rates, as well as volume growth in Asia and Latin America. Net sales for direct mail decreased $3.5 million for the three months ended March 31, 2004 from the same period in the prior year, driven by lower volume.

The loss from operations for the Other segment was $6.3 million for the three months ended March 31, 2004 compared to $5.4 million in the same period in 2003. The loss in 2004, reflects $4.0 million of restructuring charges, which compares to $0.7 million in the prior year. The loss from operations for the international business for the three months ending March 31, 2004 increased versus the same period in 2003 primarily due to a $3.8 million charge for workforce reductions offset by higher volumes. The loss from operations for direct mail for the three months ending March 31, 2004 was higher compared to the same period in 2003 due to lower volumes.

Corporate

Corporate operating expenses increased $34.9 million to $73.4 million for the three months ended March 31, 2004 versus the same period in 2003. The increase is primarily due to the inclusion of corporate costs of Moore Wallace, workforce reductions related to the Company’s restructuring activities ($9.1 million) and provisions for litigation, insurance, termination benefits and sales and use taxes ($17.6 million). Management anticipates that it will incur restructuring and integration related charges, which may be substantial, for the remainder of 2004 as the Company eliminates duplicative functions due to the Combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate strong cash flows from its printing businesses due to its scale, manufacturing experience and strong customer base. The Company plans to use these cash flows to invest in future growth to create value for our shareholders. This includes upgrading the print platform to enable the Company to better serve customers in a more cost-effective manner.

Liquidity and Capital Resources

On February 27, 2004, the Company issued 102.1 million shares of common stock to acquire all of the outstanding shares of Moore Wallace (See Note 2 in the Notes to Consolidated Financial Statements).

In March 2004, the Company issued $400.0 million of 3.75% notes due in 2009 and $600.0 million of 4.95% notes due in 2014 (collectively, the “Senior Notes”) at a combined $3.0 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2004. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to fund the redemption of Moore Wallace debt assumed in connection with the Combination that included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of the Moore Wallace 7.875% senior unsecured notes. The senior secured credit facility was repaid on the Combination Date. On March 29, 2004, the Company redeemed the 7.875% senior unsecured notes at a price that included a $57.5 million premium. Additionally, during the quarter the Company’s commercial paper program was increased from $350.0 million to $1.0 billion. As of March 31, 2004, there were no borrowings under the commercial paper program.

In connection with the Combination, the Company entered into a $1.0 billion five-year unsecured revolving credit facility (the “Facility”) in February 2004 which bears interest at variable interest rates plus a basis point spread. The Facility, which replaced the Company’s previous $350.0 million bank credit facilities, reduced the Company’s liquidity risk due to increased availability and the longer dated maturity versus the prior facilities. The Facility will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program which was increased from $350.0 million to $1.0 billion. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, limit additional indebtedness, and limit the ability of the Company to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. At March 31, 2004, there were no borrowings under the Facility. The Company pays an annual Commitment fee on the total unused portion of the Facility of 0.09%. As of March 31, 2004, the Company had approximately $35.0 million in outstanding letters of credit, of which approximately $15.0 million reduced availability under the Facility.

The Company also has $205.0 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of March 31, 2004, total borrowings under these facilities were $34.0 million.

The Company was in compliance with its debt covenants as of March 31, 2004.

As of March 31, 2004, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission.

As a result of the Combination, Moody’s Investors Services and Standard and Poor’s downgraded the Company’s senior debt and commercial paper program ratings. The Senior debt rating remains investment grade. Neither downgrade is expected to impact the Company’s access to liquidity and will have only a modest impact on pricing. The significant variances in the balance sheet from March 31, 2004 versus December 31, 2003 are primarily due to the Combination.

Net cash provided by operating activities was $143.0 million for the three months ended March 31, 2004, compared to net cash provided of $68.4 million for the same period last year. The change was due to better operating cash flow results partially as a result of the inclusion of Moore Wallace operations from the Combination Date.

Net cash provided by investing activities for the three months ended March 31, 2004, was $80.3 million versus net cash used of $63.9 million for the three months ended March 31, 2003. For the three months ended March 31, 2004 capital expenditures totaled $26.8 million versus $50.0 million for the three months ended March 31, 2003. The decline was primarily due to increased spending during 2003 as the Company made investments to create a more efficient print platform to serve the magazine, catalog and retail customers. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company has increased its focus on cost containment initiatives which will likely impact future capital investment decisions. The Company expects that capital expenditures for 2004 will be less than $300.0 million. Net cash acquired from the Combination was $68.4 million, reflecting cash acquired less cash transaction costs paid. Additionally, during the first quarter of 2004, the Company received $33.5 million on the sale of an investment in Latin America.

Net cash used in financing activities for the three months ended March 31, 2004, was $110.7 million compared to $24.4 million for the same period in 2003. The increase relates to the Company’s issuance of the Senior Notes related to the Combination (See Note 7 in the Notes to Consolidated Financial Statements).

On each of January 22, 2004 and March 25, 2004, the Board of Directors of the Company approved quarterly cash dividends of $0.26 per common share. The January dividend was paid on February 28, 2004. The March dividend is payable June 2, 2004 to shareholders of record on May 10, 2004. Due to the increase in common shares outstanding caused by the Combination, future dividends declared by the Company will cause larger cash outflows to an increased shareholder base. The Company believes that it will be able to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors, complete the Company’s restructuring obligations and support the ongoing activities of its businesses.

The Company did not acquire any shares of its common stock on the open market or in privately negotiated transactions, during the three months ended March 31, 2004 and 2003, respectively.

Risk Management

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At March 31, 2004, the Company had $200.0 million notional amount outstanding in swap agreements that exchange variable interest rates (LIBOR) for fixed interest rates over the terms of the agreements. These swaps mature in May 2004. At March 31, 2004, the Company also had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the 5.0% debentures due November 2006.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of March 31, 2004, the aggregate notional amount of outstanding forward contracts was approximately $18.1 million. Gains and losses from these foreign currency contracts were not significant at March 31, 2004. The Company does not use derivative financial instruments for trading or speculative purposes.

Contractual Cash Obligations

The following table estimates the Company’s future contractual obligations for each year listed on an annual basis:

	Total	2004	2005	2006	2007	2008	Thereafter
Total debt, including capital leases	$1,929,180	$178,535	$169,300	$226,614	$1,368	$1,438	$1,351,925
Total operating leases	389,665	104,665	85,235	69,534	48,350	25,680	56,201
Total other (1)	167,843	144,607	10,558	3,458	3,458	3,458	2,304

Total contractual obligations	$2,486,688	$427,807	$265,093	$299,606	$53,176	$30,576	$1,410,430

(1)	Other represents contractual obligations for the purchase of property, plant and equipment, various outsourced professional services and restructuring commitments.

CAUTIONARY STATEMENT

We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. We claim the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the performance of the Company’s businesses following the Combination and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization and other key strategies;

•	the ability to divest non-core businesses;

•	successful negotiation, execution and integration of acquisitions;

•	future growth rates in our core businesses;

•	competitive pressures in the commercial and financial printing, forms and labels, electronic print management, business marketing, business communications, logistics, office supplies imaging, computer software and digital printing industries;

•	changes in the capital markets that affect demand for financial printing;

•	changes in postal rates and postal regulations;

•	changes in the advertising and printing markets;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, our competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	product performance and customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of our systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in our filings with United States and Canadian securities authorities.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report to reflect any new events or any change in conditions or circumstances. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we decline and cannot be required to accept an obligation to publicly release the results of revisions to these forward-looking statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4.

Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

The Company disclosed in its annual report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2004, internal control deficiencies affecting the timeliness and accuracy of recording certain transactions in the package business of the Company’s Logistics segment. The disparate operating and financial information systems supporting the package business of Logistics have inherent limitations resulting in a control environment heavily reliant upon manual processes and procedures that are detective in nature, as opposed to controls in business processes and systems that would be more preventive in nature. As a result, as Logistics has grown and entered into more complex customer and carrier arrangements and transactions, existing internal controls were not adequate to detect errors in the capturing, processing and reporting of certain transactions on a timely basis.

Management has investigated these internal control deficiencies, has discussed them in detail with the audit committee of our board and with our independent accountants and is in varying degrees of implementing its remediation plans. These improvements, which consist of changes in the design and operation of various internal control procedures, are expected to be completed during 2004.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Company’s Annual Report on Form 10-K for 2003, a class action, Jones, et al. v. R.R. Donnelley & Sons Co., was filed against the Company in 1996. The district court judge in the case certified three plaintiff classes.

On September 16, 2002, the Seventh Circuit Court of Appeals overturned a district court ruling with respect to two of the three classes in Jones and held that a two-year statute of limitations applies to the claims of the two classes. On February 24, 2004, the matter was argued before the United States Supreme Court. On May 3, 2004, the Supreme Court reversed the circuit court ruling, held that a four-year statute of limitations applies to the claims of the two classes and remanded the case for further proceedings consistent with the Supreme Court’s opinion. As the determination of whether a two-year or four-year statute of limitations applies to the claims of the third class was never made by the district court, neither the circuit court nor the Supreme Court addressed the issue and it remains before the district court. It is not possible at the present time to estimate with certainty the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to the Company’s consolidated results of operations or financial position.

Item 2. Changes in Securities and Use of Proceeds.

(c) In connection with the consummation of the transactions contemplated by the Combination Agreement dated as of November 8, 2003 (the “Combination Agreement”) between RR Donnelley and Moore Wallace Incorporated (“Moore Wallace”), on February 27, 2004:

1. RR Donnelley issued 102.1 million shares of RR Donnelley Common Stock (including the associated rights to acquire shares of RR Donnelley Series A Preferred Stock issued pursuant to the Rights Agreement dated April 25, 1996 between RR Donnelley and EquiServe Trust Company, N.A. as successor to First Chicago Trust Company of New York, as rights agent) to a direct, wholly owned subsidiary of RR Donnelley (“SubCo”), and SubCo delivered such shares in exchange for common shares of Moore Wallace outstanding on February 27, 2004;

2. RR Donnelley issued options to purchase 2.4 million shares of RR Donnelley Common Stock (“RR Donnelley Stock Options”) in exchange for options to purchase common shares of Moore Wallace outstanding on February 27, 2004; and

3. RR Donnelley issued 1.0 million restricted stock units to acquire shares of RR Donnelley Common Stock (“RR Donnelley RSUs”) in exchange for restricted stock units of Moore Wallace outstanding on February 27, 2004.

The shares of RR Donnelley Common Stock, RR Donnelley Stock Options and RR Donnelley RSUs were issued pursuant to a plan of arrangement under Section 192 of the Canada Business Corporations Act. The plan of arrangement was approved by the Ontario Superior Court of Justice after a fairness hearing. The shares of RR Donnelley Common Stock, RR Donnelley Stock Options and RR Donnelley RSUs were exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), by virtue of the exemption provided by Section 3(a)(10) thereof. RR Donnelley subsequently registered under the 1933 Act the shares of RR Donnelley Common Stock issuable upon exercise of the RR Donnelley Stock Options or deliverable under the RR Donnelley RSUs.

Item 4. Submission of Matters to a Vote of Security Holders.

1. A special meeting of RR Donnelley stockholders (the “Special Meeting”) was held on February 23, 2004 for the purposes of voting on (1) a proposal to approve the issuance of shares of RR Donnelley common stock as contemplated by the Combination Agreement dated November 8, 2003, between RR Donnelley and Moore Wallace Incorporated (the “Share Issuance Proposal”), and (2) the adoption of a new performance incentive plan (the “Incentive Plan Proposal”).

2. At the Special Meeting, the Share Issuance Proposal was approved by stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
85,809,091	2,299,335	704,740	0

3. At the Special Meeting, the Incentive Plan Proposal was approved by stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
75,968,727	11,910,249	934,115	0

Item 6. Exhibits and Reports on Form 8-k

(a) Exhibits*

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed February 20, 2004)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 3, 2004)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Association, as Trustee (filed herewith)

4.5	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (filed herewith)

4.6	Registration Rights Agreement, dated March 10, 2004 among the Company, Citigroup Global Markets, Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc. (filed herewith)

4.7	Registration Rights Agreement, dated as of December 21, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.8	Registration Rights Agreement, dated as of December 28, 2001, between Moore Corporation Limited, the GSC Investors listed on a schedule thereto and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)**

10.2	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)**

10.3	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997)**

10.4	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)**

10.5	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)**

10.6	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)**

10.7	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)**

10.8	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 3, 2004)**

10.9	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 14, 2003)**

10.10	Supplemental Executive Retirement Plan for Designated Executives – B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)**

10.11	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)**

10.12	Amendment to 2001 Long Term Incentive Plan dated February 27, 2004 (filed herewith)**

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)**

10.14		Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (filed herewith)**

10.15	**	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed February 13, 2003)

10.16	**	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)

10.17		Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (filed herewith)**

10.18		Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (filed herewith)**

10.19		Separation Agreement dated March 24, 2004 between the Company and John C. Campanelli (filed herewith)**

10.20		Separation Agreement dated April 17, 2004 between the Company and Joseph C. Lawler (filed herewith)**

10.21		Separation Agreement dated April 16, 2004 between the Company and Robert S. Pydrowski (filed herewith)**

10.22		Separation Agreement dated April 15, 2004 between the Company and Gregory A. Stoklosa (filed herewith)**

10.23		Agreement dated December 26, 2003 between the Company and Michael B. Allen (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on February 23, 2004)**

31.1		Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2		Certification by James R. Sulat, Interim Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1		Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2		Certification by James R. Sulat, Interim Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed with the Securities and Exchange Commission.
**	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On January 12, 2004, the Company furnished a Current Report on Form 8-K, dated January 12, 2004, announcing its expected financial results for the year ended December 31, 2003.

On February 5, 2004, the Company furnished a Current Report on Form 8-K, dated February 5, 2004, announcing its financial results for the quarter ended December 31, 2003.

On February 20, 2004, the Company filed a Current Report on Form 8-K, dated February 19, 2004, announcing that the Company had entered into a First Amendment to the Combination Agreement dated as of November 8, 2003, with Moore Wallace Incorporated.

On February 25, 2004, the Company filed a Current Report on Form 8-K, dated February 25, 2004, announcing that the Ontario Superior Court of Justice entered a final order approving an arrangement under which the Company will combine with Moore Wallace Incorporated, as described in the Combination Agreement dated as of November 8, 2003, as amended.

On February 27, 2004, the Company filed a Current Report on Form 8-K, dated February 27, 2004, announcing that the combination of the Company with Moore Wallace Incorporated pursuant to the Combination Agreement dated as of November 8, 2003, as amended, has been completed.

On March 2, 2004, the Company filed a Current Report on Form 8-K, dated March 2, 2004, announcing the first in a series of management appointments.

On March 15, 2004, the Company filed a Current Report on Form 8-K, dated February 27, 2004, announcing completion of the combination with Moore Wallace Incorporated and filing the financial statements of the business acquired and the pro forma financial statements of the combined company.

On March 15, 2004, the Company filed a Current Report on Form 8-K, dated March 3, 2004, announcing the closing of the sale of $1.0 billion principal amount of unsecured notes in two tranches.

On March 16, 2004, the Company filed an Amended Current Report on Form 8-K/A, dated February 27, 2004, amending Item 7 of its Current Report on Form 8-K, dated February 27, 2004, to include the independent auditors’ consent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ JAMES R. SULAT
James R. Sulat
Senior Executive Vice President, Interim Chief Financial Officer

By:	/S/ RICHARD T. SANSONE
Richard T. Sansone
Senior Vice President and Controller
(Chief Accounting Officer)

Date:                     May 10, 2004