Form 10-Q
period 2004-06-30
DONNELLEY R R & SONS CO
filed 2004-08-09
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, 219.1 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30, 2004	December 31, 2003

	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$275.4	$60.8
Receivables, less allowance for doubtful accounts of $41.4 (2003—$26.8)	1,249.7	738.5
Inventories	460.8	154.3
Prepaid expenses and other current assets	45.7	23.4
Deferred income taxes	227.2	56.4

Total Current Assets	2,258.8	1,033.4

Property, plant and equipment—net	1,899.5	1,297.4
Prepaid pension cost	465.8	314.4
Goodwill	2,631.6	317.5
Other intangible assets—net	693.9	6.9
Other assets	325.1	253.3

Total Assets	$8,274.7	$3,222.9

LIABILITIES
Current Liabilities
Accounts payable	$501.4	$304.0
Accrued liabilities	819.8	427.4
Short-term debt	39.2	175.9
Income taxes	12.5	6.8
Deferred income taxes	—	3.4

Total Current Liabilities	1,372.9	917.5

Long-term debt	1,748.5	752.5
Postretirement benefits	336.0	12.0
Deferred income taxes	528.1	234.0
Other liabilities	554.2	323.7

Total Liabilities	4,539.7	2,239.7

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value Authorized shares: 2.0; Issued shares: None	—	—
Common stock, $1.25 par value Authorized shares: 500.0 Issued shares: 243.0 in 2004 (2003—140.9)	303.7	176.1
Additional paid-in capital	2,842.1	132.4
Retained earnings	1,414.4	1,641.7
Accumulated other comprehensive loss	(125.1)	(123.7)
Unearned compensation	(39.3)	(2.9)
Treasury stock, at cost, 24.1 shares in 2004 (2003—27.2 shares)	(660.8)	(840.4)

Total Shareholders’ Equity	3,735.0	983.2

Total Liabilities and Shareholders’ Equity	$8,274.7	$3,222.9

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$2,028.8	$1,142.5	$3,475.0	$2,216.3

Cost of sales	1,515.9	887.3	2,689.6	1,728.3
Selling, general and administrative expenses	269.2	131.7	478.1	267.1
Restructuring and impairment charges—net	131.0	5.3	181.1	7.9
Depreciation and amortization	105.9	69.3	186.8	137.7

Total operating expenses	2,022.0	1,093.6	3,535.6	2,141.0

Income (loss) from operations	6.8	48.9	(60.6)	75.3
Interest expense—net	23.7	12.2	40.7	24.6
Investment and other income (expense)	(4.4)	(5.4)	6.2	(9.9)

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(21.3)	31.3	(95.1)	40.8

Income tax expense (benefit)	(9.5)	11.8	(31.5)	15.4
Minority interest	0.7	0.2	1.1	0.3

Net earnings (loss) before cumulative effect of change in accounting principle	(12.5)	19.3	(64.7)	25.1

Cumulative effect of change in accounting principle, net of tax (Note 15)	—	—	(6.6)	—

Net earnings (loss)	$(12.5)	$19.3	$(71.3)	$25.1

Earnings per share (Note 12)
Basic:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.06)	$0.17	$(0.35)	$0.22
Cumulative effect of change in accounting principle, net of tax	—	—	(0.04)	—

Net earnings (loss)	$(0.06)	$0.17	$(0.39)	$0.22

Diluted:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.06)	$0.17	$(0.35)	$0.22
Cumulative effect of change in accounting principle, net of tax	—	—	(0.04)	—

Net earnings (loss)	$(0.06)	$0.17	$(0.39)	$0.22

Weighted average common shares outstanding:
Basic	218.0	113.1	184.6	113.1
Diluted	218.0	114.2	184.6	113.8

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(In millions)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net earnings (loss)	$(71.3)	$25.1
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Cumulative effect of change in accounting principle	6.6	—
Depreciation and amortization	186.8	137.7
Impairment charges	117.0	0.5
Restructuring charges—net	64.1	7.4
Fair market value adjustment for inventory and backlog	66.9	—
Gain on sale of investment and other assets—net	(14.4)	(2.5)
Deferred taxes	(65.9)	6.0
Other	15.9	3.4
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	139.6	34.0
Inventories	(49.4)	(26.9)
Prepaid expenses	14.8	21.0
Accounts payable	(79.9)	(23.3)
Accrued liabilities and other	(2.2)	(27.9)

Net cash provided by operating activities	328.6	154.5

INVESTING ACTIVITIES
Capital expenditures	(93.4)	(100.3)
Acquisition of businesses—net of cash acquired	66.1	(17.0)
Proceeds from sale of investment and other assets	53.2	4.9

Net cash provided by (used in) investing activities	25.9	(112.4)

FINANCING ACTIVITIES
Net change in short-term debt	(144.3)	107.7
Proceeds from issuance of long-term debt	1,033.0	3.1
Payments on long-term debt	(995.6)	(110.8)
Dividends paid	(86.5)	(56.6)
Issuance of common shares	63.3	2.2
Debt issue costs	(9.3)	—
Other	—	1.1

Net cash used in financing activities	(139.4)	(53.3)

Effect of exchange rate on cash and cash equivalents	(0.5)	0.4

Net increase (decrease) in cash and cash equivalents	214.6	(10.8)

Cash and cash equivalents at beginning of period	60.8	60.5

Cash and cash equivalents at end of period	$275.4	$49.7

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$2,804.9	$—

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in both the Company’s and Moore Wallace Incorporated’s (“Moore Wallace”) latest Annual Reports on Form 10-K filed on February 23, 2004 and March 1, 2004, respectively. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. All significant intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.

These consolidated interim financial statements have been prepared in conformity with GAAP, and include estimates and assumptions by management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace (the “Acquisition”), a leading provider of printed products and print management services (see Note 2). The Company’s results of operations for the six months ended June 30, 2004 include the results of Moore Wallace from February 27, 2004 (the “Acquisition Date”).

During the second quarter of 2004, in conjunction with management’s review of its business units and operating processes, management changed the Company’s reportable segments. These new reportable segments are Publishing and Retail Services, Integrated Print Communications and Global Solutions (“Integrated Print Communications”), Forms and Labels, Logistics and Corporate. See Note 13 for further discussion.

2. ACQUISITION

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace in exchange for consideration of 0.63 shares of the Company’s common stock for each outstanding common share of Moore Wallace. Management believes the Acquisition will enhance the Company’s combined competitive position within the industry by enabling the Company to become a full-service global print provider with highly complimentary products and services. Management also believes the Acquisition will enable the Company to improve profitability, achieve significant cost and procurement synergies and leverage complementary products and services through cross-selling opportunities. The aggregate consideration to the Moore Wallace shareholders was comprised of 102.1 million shares of common stock of the Company with a fair value of $2,804.9 million. The fair value of the Company’s shares was based upon the actual number of shares issued to the Moore Wallace shareholders using the average closing trading price of the Company’s common stock on the New York Stock Exchange during a five-day trading period beginning two trading days prior to the announcement of the combination agreement on November 8, 2003. The total purchase price of $2,760.1 million, net of cash acquired of $85.4 million, also includes $21.6 million for the conversion of employee stock options and restricted shares and direct acquisition costs of $19.0 million through June 30, 2004.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition Date. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of a significant portion of assets and liabilities has been determined; however, the allocation below is subject to further refinement. Based on this valuation, the purchase price is allocated as follows:

Accounts receivable	$650.8
Inventory and customer backlog	324.0
Other current assets	37.1
Property, plant and equipment and other long-term assets	807.7
Amortizable intangible assets and indefinite-lived intangible assets	703.1
Goodwill	2,425.2
Accounts payable and accrued liabilities	(715.0)
Short-term and long-term debt	(966.2)
Postretirement and pension benefits and other long-term liabilities	(308.8)
Deferred taxes—net	(197.8)

Total purchase price—net of cash acquired	$2,760.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Moore Wallace as if the Acquisition had occurred at January 1, 2004 and 2003. The historical results presented for the six months ended June 30, 2004 include the results of Moore Wallace from the Acquisition Date. The pro forma results presented below for the three and six months ended June 30, 2004 combine the results of the Company for the three and six months ended June 30, 2004 and the historical results of Moore Wallace from January 1, 2004 through February 26, 2004. The pro forma results for the three and six months ended June 30, 2003 combine the historical results of the Company for the three and six months ended June 30, 2003 with the combined historical results for the three and six months ended June 30, 2003 of Moore Wallace and Wallace Computer Services Inc. (“Wallace”), which was acquired by Moore Wallace on May 15, 2003. Management believes that a more meaningful prior period comparison results from the inclusion of the results of Wallace in the pro forma results for the three and six months ended June 30, 2003 due to the significance of the Wallace acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax effected at the Company’s statutory tax rate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$2,028.8	$1,970.3	$4,030.3	$3,918.5
Net earnings (loss) before cumulative effect of change in accounting principle	(12.5)	50.5	(86.2)	56.4
Net earnings (loss)	(12.5)	50.5	(92.8)	56.4
Earnings per share:
Basic:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.06)	$0.23	$(0.40)	$0.26
Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net earnings (loss)	$(0.06)	$0.23	$(0.43)	$0.26

Diluted:
Net earnings (loss) before cumulative effect of change in accounting principle	$(0.06)	$0.23	$(0.40)	$0.26

Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net earnings (loss)	$(0.06)	$0.23	$(0.43)	$0.26

The three and six month periods ended June 30 in both 2004 and 2003 include adjustments of $11.1 million and $22.2 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: Acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $66.9 million for the six months ended June 30, 2004 and 2003; and net restructuring and impairment charges of $131.0 million and $178.7 million for the three and six months ended June 30, 2004, respectively, and $7.0 million and $9.6 million for the three and six months ended June 30, 2003, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

3. INVENTORIES

	June 30, 2004	December 31, 2003
Raw materials and manufacturing supplies	$177.1	$90.1
Work-in-process	153.7	109.5
Finished goods	185.8	9.5
LIFO and other reserves	(55.8)	(54.8)

	$460.8	$154.3

4. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2004	December 31, 2003
Land	$79.6	$33.9
Building	906.4	732.4
Machinery and equipment	4,477.9	4,013.0

	5,463.9	4,779.3
Less: Accumulated depreciation	(3,564.4)	(3,481.9)

	$1,899.5	$1,297.4

5. GOODWILL AND OTHER INTANGIBLES

Goodwill	Balance at December 31, 2003	Impairment Charges	Dispositions	Additions	Foreign Exchange	Balance at June 30, 2004
Publishing and Retail Services	$70.8	$—	$—	$—	$—	$70.8
Integrated Print Communications	48.3	—	—	1,328.5	0.2	1,377.0
Forms and Labels	37.0	—	(8.2)	1,096.9	(2.2)	1,123.5
Logistics	161.4	(101.1)	—	—	—	60.3

	$317.5	$(101.1)	$(8.2)	$2,425.4	$(2.0)	$2,631.6

The allocation of goodwill from the Acquisition among the Company’s operating segments is preliminary and based upon management’s best estimates at June 30, 2004. The allocation and the valuation of goodwill are subject to further refinement.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

The following summary of other intangibles, which includes the preliminary valuation of other intangibles acquired in the Acquisition, is based on management’s best estimates at June 30, 2004, and includes:

Other Intangibles	Gross Carrying Amount At December 31, 2003	Impairment Charges	Additions During the Year	Accumulated Amortization and Foreign Exchange	Balance at June 30, 2004	Amortization Period
Trademarks, licenses and agreements	$0.3	$—	$20.6	$(4.7)	$16.2	1.5-2 years
Patents	—	—	99.0	(4.2)	94.8	8 years
Customer relationship intangibles	49.0	(1.4)	270.4	(48.6)	269.4	12-15 years
Indefinite-lived trade names	—	—	313.5	—	313.5	Indefinite

	$49.3	$(1.4)	$703.5	$(57.5)	$693.9

During the first and second quarters of 2004, the Company recorded pretax impairment charges of $13.5 million for goodwill and intangibles and $89.1 million for goodwill, respectively. The first quarter charge related to the Momentum Logistics, Inc. business, and the second quarter charge related to the package logistics business, both within the Logistics Segment, as the carrying value of the assets exceeded the fair value of those assets.

During the second quarter of 2004, management began discussions concerning the possible sale of its package logistics business within the Logistics Segment. As of June 30, 2004, management had the intent to sell the business and believed it was more likely than not that the business would be disposed of before the end of its estimated life. Accordingly, management performed an evaluation of the recoverability of the tangible and intangible assets of the package business, in accordance with the guidelines in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management concluded from the results of this evaluation that an impairment of its acquired goodwill had occurred. Accordingly, an impairment charge of $89.1 million ($53.6 million net of tax) was recorded in the three months ended June 30, 2004, because the fair value was less than the carrying amount of the net assets. Fair value was determined by using management’s best estimate of fair value based on the amounts for which the net assets could be sold in the market place (see Note 16).

For the three and six months ended June 30, 2004, amortization expense for other intangibles was $11.5 million and $15.0 million, respectively. Amortization expense was $0.2 million for the six months ended June 30, 2003. Annual amortization expense for the current and next five years is estimated to be:

Year	Expense
2004	$37.4
2005	$40.6
2006	$31.4
2007	$31.4
2008	$31.4
2009	$31.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

6. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first and second quarters of 2004, management approved and initiated plans to restructure the operations of RR Donnelley predominantly in connection with the Acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the combined cost structure of the Company. As a result, the Company recorded $41.8 and $64.1 million of net restructuring charges for the three and six months ended June 30, 2004, respectively, in connection with the exiting and reorganization of certain RR Donnelley and Moore Wallace activities. These costs were included as a charge to the results of operations for these periods. In addition, at June 30, 2004, the Company recorded $13.3 million of certain other costs to exit other Moore Wallace activities that were contemplated at the time of the Acquisition. These costs were recognized as a liability assumed in the Acquisition and are included in the allocation of the cost to acquire Moore Wallace (see Note 2).

The restructuring charges recorded are based on the aforementioned restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates could require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2004 and 2003, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2004					Three Months Ended June 30, 2003
	Employee Terminations	Other Charges	Total Restruc- turing	Impair- ment	Total Restruc- turing and Impairment	Employee Terminations	Other Charges	Total Restruc- turing	Impair- ment	Total Restruc- turing and Impairment
Publishing and Retail Services	$15.2	$—	$15.2	$0.1	$15.3	$0.1	$1.7	$1.8	$—	$1.8
Integrated Print Communications	10.7	—	10.7	—	10.7	2.0	—	2.0	0.5	2.5
Forms and Labels	4.5	—	4.5	—	4.5	—	1.0	1.0	—	1.0
Logistics	2.4	—	2.4	89.1	91.5	—	—	—	—	—
Corporate	8.6	0.4	9.0	—	9.0	—	—	—	—	—

	$41.4	$0.4	$41.8	$89.2	$131.0	$2.1	$2.7	$4.8	$0.5	$5.3

For the six months ended June 30, 2004 and 2003, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2004					Six Months Ended June 30, 2003
	Employee Terminations	Other Charges	Total Restruc- turing	Impair- ment	Total Restruc- turing and Impairment	Employee Terminations	Other Charges	Total Restruc- turing	Impair- ment	Total Restruc- turing and Impairment
Publishing and Retail Services	$20.0	$—	$20.0	$13.5	$33.5	$0.2	$1.8	$2.0	$—	$2.0
Integrated Print Communications	12.3	—	12.3	0.9	13.2	3.1	0.1	3.2	0.5	3.7
Forms and Labels	7.5	—	7.5	—	7.5	—	1.1	1.1	—	1.1
Logistics	5.9	0.8	6.7	102.6	109.3	—	—	—	—	—
Corporate	17.3	0.3	17.6	—	17.6	—	1.1	1.1	—	1.1

	$63.0	$1.1	$64.1	$117.0	$181.1	$3.3	$4.1	$7.4	$0.5	$7.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

For the three and six months ended June 30, 2004, the Company recorded net restructuring charges of $41.4 million and $63.0 million, respectively, related to workforce reductions (approximately 1,385 and 2,025 employees, respectively, of whom approximately 1,640 were terminated as of June 30, 2004). The charges were primarily associated with the elimination of duplicative administrative functions resulting from the Acquisition and the reorganization of certain operational activities. Other restructuring charges for the three and six months ended June 30, 2004 of $0.4 million and $1.1 million, respectively primarily related to lease exit costs.

For the three and six months ended June 30, 2003, the Company recorded net restructuring charges of $2.1 million and $3.3 million, respectively, related to workforce reductions (approximately 105 and 215 employees, respectively, all of whom had been terminated as of June 30, 2004). Other restructuring charges for the three and six months ended June 30, 2003 of $2.7 million and $4.1 million, respectively, included a $1.1 million curtailment loss on the Company’s postretirement benefit plan; employee and equipment relocation costs and other exit costs, partially offset by a reversal of $0.4 million related to a restructuring provision no longer required.

Restructuring Costs Capitalized as a Cost of Acquisition

At June 30, 2004, the Company recorded $13.3 million in costs in connection with restructuring certain of the Moore Wallace operations which included $10.4 million related to workforce reductions (approximately 150 employees, of whom approximately 65 were terminated as of June 30, 2004) and $2.9 million for vacating redundant facilities. These costs were recognized as a liability assumed in the Acquisition and are, therefore, included in the purchase price allocation.

Restructuring Reserve

In addition to the 2004 restructuring actions, the Company initiated various restructuring actions in 2003, 2002 and 2001, which consisted primarily of the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of June 30, 2004 is as follows:

	Balance at December 31, 2003	Restructuring Provision—Net	Capitalized Restructuring Costs	Cash Paid	Balance at June 30, 2004
Employee terminations	$3.0	$63.0	$10.4	$(25.2)	$51.2
Other	1.4	1.1	2.9	(2.2)	3.2

	$4.4	$64.1	$13.3	$(27.4)	$54.4

The restructuring reserves classified as “other” primarily consist of the estimated remaining payments related to lease exit costs and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the 2004 restructuring actions will be substantially completed by June 2005.

As a result of restructuring actions, the Company owns certain facilities and equipment that are considered held for sale. The net book value of assets held for sale was $15.0 million at June 30, 2004, primarily in the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

Publishing and Retail Services, Forms and Labels, and Corporate segments. These asset values, included in other assets in the consolidated balance sheets, have been assessed for impairment and reflect their estimated fair value, less estimated costs to sell. During the three months ended June 30, 2004, four facilities acquired in the Acquisition were sold.

Impairments

During the first quarter of 2004, the Company recorded impairment charges of $27.8 million. The impairment charge included $13.5 million for goodwill and intangibles related to the Logistics Segment, $11.9 million for the abandonment of certain Publishing and Retail Services related enterprise software projects, $2.1 million for the write-down of a Publishing and Retail Services customer contract and $0.3 million related to other Publishing and Retail Services assets.

During the second quarter of 2004, the Company recorded impairment charges of $89.1 million in conjunction with management’s intent to sell the net assets of its package logistics business (See Notes 5 and 16) and $0.1 million of Publishing and Retail Services related enterprise software projects.

During the three months ended June 30, 2003, the Company recorded an impairment charge of $0.5 million for anticipated losses at the disposal of equipment based on the difference between the estimated selling prices of the assets to be disposed and the related carrying volume.

7. DEBT

	June 30, 2004	December 31, 2003
Commercial paper	$—	$90.5
Medium term notes due 2005	165.8	165.8
5.0% debentures due November 15, 2006	228.2	232.2
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.1	199.0
8.820% debentures due April 15, 2031	68.9	68.9
3.75% senior notes due April 1, 2009	399.4	—
4.95% senior notes due April 1, 2014	597.6	—
Other, including capital leases	47.8	91.1

Total debt	1,787.7	928.4
Less: current portion	39.2	175.9

Long term debt	$1,748.5	$752.5

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

The proceeds from the issuance of the Senior Notes were used to pay acquisition costs and debt issuance costs as well as fund the redemption of Moore Wallace debt assumed in connection with the Acquisition that

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of Moore Wallace’s 7.875% senior unsecured notes. The senior secured credit facility was repaid on the Acquisition Date, and on March 29, 2004, the Company redeemed the 7.875% senior unsecured notes at fair value, which included a $57.5 million premium.

In connection with the Acquisition, the Company entered into a $1.0 billion five-year unsecured revolving credit facility in February 2004, which bears interest at variable interest rates plus a basis point spread. As of June 30, 2004, there were no borrowings outstanding under this facility. This facility is subject to certain financial covenants, the most restrictive of which is an interest coverage ratio. The Company was in compliance with its debt covenants at June 30, 2004.

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At June 30, 2004, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the 5.0% debentures due November 15, 2006.

8. INCOME TAXES

The difference between the statutory rate and the effective tax rate for the six months ended June 30, 2004 relates to the tax benefit reflected on the loss before taxes, primarily due to the impact of restructuring and impairment charges, partially offset by the tax provision required on the sale of an investment in Latin America.

9. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement expense for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
PENSION EXPENSE
Service cost	$15.5	$12.0	$29.8	$24.1
Interest cost	32.4	26.6	60.9	53.2
Expected return on assets	(46.4)	(39.3)	(86.8)	(78.7)
Amortization, net	0.1	(0.7)	0.2	(1.4)
Special termination benefit	—	0.8	—	1.7

Net pension expense (benefit)	$1.6	$(0.6)	$4.1	$(1.1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
POSTRETIREMENT EXPENSE
Service cost	$4.1	$3.0	$7.9	$6.1
Interest cost	9.1	5.0	15.3	10.0
Expected return on assets	(5.2)	(6.2)	(10.4)	(12.4)
Amortization, net	(0.4)	(0.5)	(0.7)	(1.1)
Curtailment loss	—	0.3	—	0.6

Net postretirement expense	$7.6	$1.6	$12.1	$3.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

10. OTHER COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss) as reported	$(12.5)	$19.3	$(71.3)	$25.1
Unrealized foreign currency gain (loss)	7.0	10.2	(1.5)	8.7
Unrealized loss on investment	—	—	0.1	—

Comprehensive income (loss)	$(5.5)	$29.5	$(72.7)	$33.8

11. STOCK COMPENSATION

The Company accounts for stock awards using the intrinsic value method. Net earnings and earnings per share on a pro forma basis, if compensation expense for stock awards were determined using the fair value method, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss) as reported	$(12.5)	$19.3	$(71.3)	$25.1
Pro forma adjustments, net of tax:
Stock compensation recorded	2.3	0.6	2.8	0.8
Fair value compensation expense	(3.6)	(3.1)	(5.5)	(5.9)

Pro forma net earnings (loss)	$(13.8)	$16.8	$(74.0)	$20.0

Pro forma earnings (loss) per share
Basic	$(0.06)	$0.15	$(0.40)	$0.18
Diluted	$(0.06)	$0.15	$(0.40)	$0.18

12. PER SHARE DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding:
Basic	218.0	113.1	184.6	113.1
Dilutive options and awards (a)	—	1.1	—	0.7

Diluted	218.0	114.2	184.6	113.8

Dividends Paid Per Common Share	$0.26	$0.25	$0.52	$0.50

(a)	For the three and six months ended June 30, 2004, 1.8 and 1.9 million common stock equivalents, respectively, are excluded, as their effect would be anti-dilutive.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

13. SEGMENT INFORMATION

The Company’s financial statements for the first quarter of 2004 reported results for eight reportable segments, representing the historical segment structure of R.R. Donnelley and Moore Wallace. The reported segment results for the first quarter of 2004 reflect the results for Moore Wallace from the Acquisition Date.

The Company previously indicated that it was in the process of analyzing its business units and operating processes and that it anticipated a change in its reportable segments as a result of this analysis.

During the second quarter of 2004, the Company completed this analysis, and has changed its reportable segments. The segments have been identified based on factors including the nature of products and services, certain quantitative thresholds, the availability of discrete financial information, and the way the chief operating decision maker regularly assesses information for decision-making purposes. Prior periods have been reclassified to conform to the new reporting structure. The new reportable segments are:

Publishing and Retail Services.    The Publishing and Retail Services Segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

Integrated Print Communications and Global Solutions.    The Integrated Print Communications Segment consists of short-run and variable print operations in the following lines of business:

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Direct Mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America and Europe.

•	Financial Print: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets; as well as customized communications solutions for investment management, banking, insurance and managed care companies.

•	Business Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-Run Commercial Print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine and catalog markets.

•	Asia: Provides, print, and print-related services to the book, telecommunications and consumer magazine markets.

Forms and Labels.    The Forms and Labels Segment designs and manufactures paper-based business forms and labels and provides print-related services including, print-on-demand services from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs and directories. The Segment’s Peak business provides integration of automatic identification and data collection systems and equipment.

Logistics.    The Logistics Segment consolidates and delivers printed products and packages for its customers through the U.S. Postal Service using methods to reduce postage costs and improve delivery performance. The Logistics Segment also provides for the expedited distribution of time-sensitive and secure material as well as warehousing, fulfillment and distribution services for its customers. As a result of the pending disposition of the Company’s package logistics business (see Note 16), the Company anticipates reclassifying the remainder of the Logistics Segment as a component of the Publishing and Retail Services Segment during the third quarter of 2004.

Corporate.    The Corporate Segment represents unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2004

Publishing and Retail Services	$551.9	$(1.1)	$550.8	$38.6	$40.8	$19.2
Integrated Print Communications	775.1	(9.6)	765.5	93.9	31.0	35.5
Forms and Labels	481.5	(2.8)	478.7	35.2	10.3	2.5
Logistics	235.3	(1.5)	233.8	(82.0)	2.6	1.6
Corporate	—	—	—	(78.9)	21.2	7.8

Consolidated	$2,043.8	$(15.0)	$2,028.8	$6.8	$105.9	$66.6

Three months ended June 30, 2003 (Reclassified)

Publishing and Retail Services	$517.0	$(0.6)	$516.4	$44.1	$42.4	$31.6
Integrated Print Communications	379.1	(0.4)	378.7	40.4	18.3	8.9
Forms and Labels	32.6	—	32.6	(4.9)	1.7	0.7
Logistics	214.8	—	214.8	1.1	1.7	1.4
Corporate	—	—	—	(31.8)	5.2	7.7

Consolidated	$1,143.5	$(1.0)	$1,142.5	$48.9	$69.3	$50.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Total Assets	Depreciation and Amortization	Capital Expenditures

Six months ended June 30, 2004

Publishing and Retail Services	$1,087.4	$(1.3)	$1,086.1	$74.4	$1,344.2	$81.9	$36.0
Integrated Print Communications	1,261.4	(14.3)	1,247.1	120.1	3,133.5	53.2	44.0
Forms and Labels	683.7	(3.8)	679.9	(1.9)	2,476.5	15.9	3.5
Logistics	463.5	(1.6)	461.9	(100.5)	236.4	4.8	1.7
Corporate	—	—	—	(152.7)	1,084.1	31.0	8.2

Consolidated	$3,496.0	$(21.0)	$3,475.0	$(60.6)	$8,274.7	$186.8	$93.4

Six months ended June 30, 2003 (Reclassified)

Publishing and Retail Services	$1,031.6	$0.2	$1,031.8	$91.4	$1,429.7	$84.0	$64.8
Integrated Print Communications	701.0	(1.7)	699.3	59.7	767.2	36.7	19.7
Forms and Labels	60.6	—	60.6	(10.8)	136.1	3.4	1.5
Logistics	424.6	—	424.6	5.8	251.7	3.2	3.7
Corporate	—	—	—	(70.8)	556.1	10.4	10.6

Consolidated	$2,217.8	$(1.5)	$2,216.3	$75.3	$3,140.8	$137.7	$100.3

14. COMMITMENTS AND CONTINGENCIES

As reported in the Company’s Annual Report on Form 10-K for 2003, a class action lawsuit, Jones, et al. v. R.R. Donnelley & Sons Co., was filed against the Company in 1996. The district court judge in the case certified three plaintiff classes.

On September 16, 2002, the Seventh Circuit Court of Appeals overturned a district court ruling with respect to two of the three classes in Jones and held that a two-year statute of limitations applies to the claims of the two classes. On May 3, 2004, the United States Supreme Court reversed the circuit court ruling, held that a four-year statute of limitations applies to the claims of the two classes and remanded the case for further proceedings consistent with the Supreme Court’s opinion. As the determination of whether a two-year or four-year statute of limitations applies to the claims of the third class was never made by the district court, neither the circuit court nor the Supreme Court addressed the issue and it remains before the district court. It is not possible at the present time to quantify with certainty the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate liability will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

From time to time, customers of the Company file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator. The Company believes that the final resolution of these preference items will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in 13 federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and eight other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover the Company’s share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

In addition, the Company is a party to certain litigation and claims arising in the ordinary course of business, which, in the opinion of management, will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

15. CHANGES IN ACCOUNTING POLICIES AND PENDING ACCOUNTING STANDARDS

For the six months ended June 30, 2004, the Company recorded a charge related to a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of Financial Accounting Standard Board (“FASB”) interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, effective January 1, 2004. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Total consolidated assets amounted to $4.5 million at June 30, 2004. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

Prior to 1996, the Company acquired certain ownership interests in investment level partnerships, which in turn held varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The Company intends to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The Company’s risk of loss related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments, which was approximately $62.1 million at June 30, 2004.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

On May 19, 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP 106-2”). FSP 106-2 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to provide certain disclosures and to remeasure the postretirement obligation to reflect the best estimate of the effect of the federal subsidy to be provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. In general, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004, unless the effect of the Act is not significant. If the effect of the Act is not considered significant, such effects will be incorporated in the next annual measurement date. In connection with the Acquisition, the Moore Wallace postretirement obligation was remeasured. As such, the postretirement obligation for Moore Wallace included a fair value adjustment of $28.1 million as of the Acquisition Date to reflect the estimated benefit of the subsidy. Pursuant to FSP 106-2 the effect of the Act on the RR Donnelley postretirement plan will be incorporated for the September 30, 2004 annual remeasurement date, as the effect of the Act is not expected to be significant.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for the Company are effective for the period ending December 31, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe this adoption will have a material impact on the Company’s consolidated results of operations or financial position.

16. SUBSEQUENT EVENT

On July 27, 2004, the Company entered into a definitive agreement to sell the net assets of its package logistics business. The sale is a cash transaction and is expected to close during the third quarter of 2004. The carrying value of this business was $55.3 million at June 30, 2004. Included in the Logistics Segment for the three and six months ended June 30, 2004 and 2003 are net sales of $128.1 million and $258.5 million and $130.3 million and $264.9 million, respectively, relating to the business. For the three and six months ended June 30, 2004 and 2003, income from operations relating to this business was $3.1 million and $4.0 million and $0.1 million and $2.5 million, respectively.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

RR Donnelley & Sons Company (“RR Donnelley” or the “Company”) is the world’s premier full-service global print provider and the largest printing company in North America, serving customers in the publishing, healthcare, advertising, retail, technology, financial services, and many other industries. Founded 140 years ago, the Company provides solutions in commercial printing, forms and labels, direct mail, financial printing, print fulfillment, business communication outsourcing, logistics, online services, digital photography, and content and database management.

MOORE WALLACE ACQUISITION

On November 8, 2003, the Company entered into a combination agreement with Moore Wallace Incorporated (“Moore Wallace”) providing for each common share of Moore Wallace to be exchanged for 0.63 of a share of common stock of the Company (the “Acquisition”). The Acquisition was completed on February 27, 2004 (the “Acquisition Date”), and as such, the Company’s results of operations for the six months ended June 30, 2004 include the results of Moore Wallace from the Acquisition Date. The strategy for the new organization is focused on reducing costs, increasing profitability, increasing financial strength and enhancing revenue opportunities. Management believes the Acquisition will continue to enhance the Company’s combined competitive position within the industry by enabling the Company to become a full-service global print provider with highly complimentary products and services. Management also believes the Acquisition will enable the Company to improve profitability, achieve significant cost and procurement synergies and leverage complementary products and services through cross-selling opportunities; however, implementing reorganization activities will result in future charges, which may be substantial.

During the first and second quarters of 2004, management approved and initiated plans to restructure the operations of the Company and the acquired operations of Moore Wallace in connection with the Acquisition. These plans included the elimination of certain duplicative functions and the exit from redundant facilities. The Company recorded net restructuring charges of $64.1 million for the six months ended June 30, 2004 for workforce reductions and lease exit costs in connection with exiting and reorganizing certain RR Donnelley and Moore Wallace activities. In addition, the Company recorded $13.3 million of certain other costs at June 30, 2004 to exit other Moore Wallace activities that were contemplated at the time of the Acquisition and were recognized as a liability assumed in the Acquisition. As such, these charges were included in the allocation of the cost to acquire Moore Wallace (see Note 6 in the Notes to Consolidated Financial Statements).

SEGMENT DESCRIPTION

The Company’s financial statements for the first quarter of 2004 reported results for eight reportable segments, representing the historical segment structure of R.R. Donnelley and Moore Wallace. The reported segment results for the first quarter of 2004 reflect the results for Moore Wallace from the Acquisition Date.

The Company previously indicated that it was in the process of analyzing its business units and operating processes and that it anticipated a change in its reportable segments as a result of this analysis.

During the second quarter of 2004, the Company completed this analysis, and has changed its reportable segments. The segments have been identified based on factors including the nature of products and services, certain quantitative thresholds, the availability of discrete financial information, and the way the chief operating decision maker regularly assesses information for decision-making purposes. Prior periods have been reclassified to conform to the new reporting structure. The new reportable segments are:

Publishing and Retail Services.    The Publishing and Retail Services Segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

Integrated Print Communications and Global Solutions.    The Integrated Print Communications Segment consists of short-run and variable print operations in the following lines of business:

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Direct Mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America and Europe.

•	Financial Print: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets; as well as customized communications solutions for investment management, banking, insurance and managed care companies.

•	Business Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-Run Commercial Print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine and catalog markets.

•	Asia: Provides, print, and print-related services to the book, telecommunications and consumer magazine markets.

Forms and Labels.    The Forms and Labels Segment designs and manufactures paper-based business forms and labels and provides print-related services including, print-on-demand services from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs and directories. The segment’s Peak business provides integration of automatic identification and data collection systems and equipment.

Logistics.    The Logistics Segment consolidates and delivers printed products and packages for its customers through the U.S. Postal Service using methods to reduce postage costs and improve delivery performance. The Logistics Segment also provides for the expedited distribution of time-sensitive and secure material as well as warehousing, fulfillment and distribution services for its customers. As a result of the pending disposition of the

Company’s package logistics business (See Note 16 in the Notes to Consolidated Financial Statements). The Company anticipates reclassifying the remainder of the Logistics Segment as a component of the Publishing and Retail Services Segment during the third quarter of 2004.

Corporate.    The Corporate Segment represents unallocated general and administrative expenses including, in part, executive, finance, information technology, human resources and certain facility costs.

TRENDS

The Company operates principally in the commercial print portion of the print industry, with related service offerings designed to offer customers complete solutions for communicating their messages to targeted audiences. The dominant macro-economic and industry-wide trend for the past three years has been weaker demand during a slow economy that has generated excess industry capacity resulting in increased competition and downward pricing pressures. In this intensified competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. Management believes this environment has led to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset industry excess-capacity and pricing pressures. While the Company believes that continued consolidation in the industry will result in greater opportunities for cross-selling, other trends may have a countervailing effect. The continued effect, for example, of the rate of electronic substitution and price erosion on the printing industry cannot be predicted.

All of the Company’s operating segments are affected by consumer confidence and economic growth rates, as these factors affect the level of advertising and merchandising activity and, therefore, demand for printing and mailing volumes. While general economic trends have recently begun to improve, the Company believes it has not fully realized the positive effects of the economic recovery.

Demand for printing and distribution services for large financial transactions within the Integrated Print Communications Segment is driven by mergers and acquisitions and capital market activity, as well as regulatory compliance requirements and the Company’s ability to capture segment share. This business has recently benefited from increased capital markets activity following a three-year period of economic slowdown. Continued stability in capital markets activity is likely to positively affect demand for services within this segment. However, volatility in the global capital markets makes it difficult to predict the future level of overall demand.

Paper is a significant raw material for the Company. As such, fluctuations in its price can affect the Company’s operations. Increased prices for certain paper grades are expected to continue in the second half of the year. Although the pricing environment is difficult, the Company expects to raise prices to cover a substantial portion of these increases, but there is no assurance that we will be successful.

By-product revenues are directly affected by fluctuations in the price of paper. The Company believes that favorable by-product revenues will continue throughout the second half of 2004 as paper prices are expected to remain at a higher level versus 2003.

In response to the above trends, the Company has competed by leveraging its position and size, generating continued productivity improvements and enhancing the value the Company delivers to its customers by offering products and services to improve effectiveness and reduce total delivered cost. The Company implemented a number of strategic initiatives including the acquisition of complementary businesses, the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts and the disposal of non-core businesses. As a result, the Company has created a broader platform to sell more products and services, as well as improve revenue and profit growth within its current customer base.

The Company will continue to evaluate ways to reduce its cost structure and improve the productivity of its operations. Future cost reduction initiatives may include the reorganization of operations or the consolidation of facilities. Implementing such initiatives may result in future charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long-term strategic growth goals.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AS

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

The following table shows the trends in net sales and operating income (loss) for each of the Company’s segments:

	Net Sales		Operating Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Publishing and Retail Services	$550.8	$516.4	$38.6	$44.1
Integrated Print Communications	765.5	378.7	93.9	40.4
Forms and Labels	478.7	32.6	35.2	(4.9)
Logistics	233.8	214.8	(82.0)	1.1
Corporate	—	—	(78.9)	(31.8)

Total	$2,028.8	$1,142.5	$6.8	$48.9

Consolidated

Net sales for the three months ended June 30, 2004 increased $886.3 million, or 77.6%, to $2,028.8 million versus the same period in the prior year. The increase was primarily due to the inclusion of $829.8 million in net sales related to the Acquisition, increased net sales in the financial print business in the Integrated Print Communications Segment attributable to improved business activity and transaction levels in the financial markets, and improvements in the Publishing and Retail Services Segment from increased volumes in the magazine, catalog and retail and directories businesses. While management believes that internal cross-selling efforts will result in increased penetration within current markets as the Company leverages its expanded product portfolio following the Acquisition, printing industry capacity, pricing pressures and the threat of electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales increased $628.6 million to $1,515.9 million for the three months ended June 30, 2004 versus the same period in the prior year and is more than accounted for by the Acquisition ($594.0 million). Cost of sales as a percentage of consolidated net sales decreased from 77.7% to 74.7% primarily due to increased volumes and the benefits achieved through restructuring and cost reduction actions.

Selling, general and administrative expenses increased $137.5 million to $269.2 million for the three months ended June 30, 2004 versus the same period in the prior year primarily due to the Acquisition. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 13.3% in 2004 from 11.5% in 2003 primarily due to increased employee incentive related costs of $4.5 million and provisions of $4.2 million related to litigation and insurance recorded in the three months ended June 30, 2004. In addition, the Company recognized $9.2 million of pension and postretirement expense in the three months ended June 30, 2004 versus $1.0 million in the same period in 2003 due to changes in actuarial benefit assumptions and the inclusion of benefit obligations acquired in the Acquisition. Also included in the three months ended June 30, 2004 was a $2.6 million charge for integration expenses related to the Acquisition. Management anticipates that savings from restructuring activities related to the Acquisition and cost containment efforts will favorably impact the selling, general and administrative expense margin. These savings will likely be partially offset by certain integration expenses.

During the three months ended June 30, 2004, the Company recorded net restructuring and impairment charges of $131.0 million. Workforce reductions (approximately 1,385 positions) related to the elimination of duplicative administrative functions resulting from the Acquisition and the reorganization of certain operational activities, as well as lease exit costs. Management believes that significant restructuring activities will continue throughout the remainder of 2004 as the Company eliminates additional duplicative functions and rationalizes its manufacturing, sales and administrative platforms as a result of the Acquisition. During the three months ended June 30, 2003, the Company recorded $5.3 million of net restructuring and impairment charges primarily related to workforce reductions (approximately 105 positions) and the relocation of employees and equipment from closed facilities.

During the second quarter of 2004, management began discussions to dispose of its package logistics business within the Logistics Segment. As of June 30, 2004, management had the intent to sell the business and believed it was more likely than not that the business would be disposed of. Accordingly, management performed an evaluation of the recoverability of the tangible and intangible assets of the package business, in accordance with the guidelines in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management concluded from the results of this evaluation that a significant impairment of its acquired goodwill had occurred. Accordingly, an impairment charge of $89.1 million ($53.6 million net of tax) was recorded in the three month period ended June 30, 2004, because the fair value was less than the carrying amount of the net assets. Fair value was determined by using management’s best estimate of fair value based on the amounts for which the net assets could be sold in the marketplace. (See Note 16 in the Notes to the Consolidated Financial Statements).

Depreciation and amortization increased $36.6 million to $105.9 million for the three months ended June 30, 2004 compared to the same period in 2003, and is primarily accounted for by the Acquisition. Acquisition-related depreciation and amortization includes amortization of purchased intangibles related to customer relationships, patents and covenants not to compete.

Income from operations for the three months ended June 30, 2004 was $6.8 million versus $48.9 million for the three months ended June 30, 2003. The decrease is due to the restructuring and impairment charges of $131.0 million (an increase of $125.7 from the prior year), which more than offset the impact of the Acquisition ($51.5 million) and improved operating results in the current year ($32.1 million), partially as a result of the benefits realized from the Company’s restructuring and cost reduction actions.

Interest expense, net, increased by $11.5 million for the three months ended June 30, 2004 versus the same period in 2003, primarily due to a $1.0 billion increase in debt incurred in conjunction with the Acquisition. See “Liquidity and Capital Resources.”

Investment and other income (expense), net, for the three months ended June 30, 2004 improved by $1.0 million versus the same period in 2003, primarily due to a $2.8 million incremental expense included in 2003 related to the decline in the underlying estimated fair market values of the Company’s affordable housing investments.

Net loss for the three months ended June 30, 2004 was $12.5 million or ($0.06) per diluted share versus net earnings of $19.3 million or $0.17 per diluted share in the prior year. The net loss in 2004 is due to net restructuring and impairment charges which more than offset the impact of the Acquisition, improved operating results primarily from the financial print solutions, magazine, catalog, and directories business and the benefits of cost reduction efforts. Management believes that the financial results will continue to be unfavorably impacted throughout the remainder of 2004 as integration activities related to the Acquisition will result in further significant restructuring and impairment charges as the Company integrates and rationalizes its manufacturing, sales and administrative platforms.

Publishing and Retail Services

The following table summarizes net sales, operating income and significant items affecting comparability within the Publishing and Retail Services Segment:

	Three Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$550.8	$516.4
Operating income	$38.6	$44.1
Included in operating income:
Restructuring and impairment charges—net	$15.3	$1.8

Net sales for the Publishing and Retail Services Segment for the three months ended June 30, 2004 were $550.8 million, an increase of $34.4 million, or 6.7%, compared to the same period in 2003 due to volume increases across all businesses in the segment. Net sales in the directories business for the three months ended June 30, 2004 increased versus the same period in the prior year despite pricing pressures and unfavorable product mix. Net sales in the magazine, catalog and retail business increased for the three months ended June 30, 2004 versus the same period in the prior year due to volume increases related to major customers, partially offset by contract price declines.

Operating income for the Publishing and Retail Services Segment for the three months ended June 30, 2004 decreased $5.5 million, or 12.5%, to $38.6 million compared to the same period in the prior year due primarily to current year net restructuring and impairment charges of $15.3 million. Improved volumes and lower selling and administrative costs in the second quarter of 2004 helped to mitigate the comparative impact of these items. Operating income from the directories business increased due to higher volumes and cost reductions. Operating income from the magazine, catalog and retail business for the three months ended June 30, 2004 declined compared to the same period in the prior year due to restructuring and impairment charges. The impact of productivity initiatives, as well as savings from restructuring actions, are expected to partially offset the continued effects of price erosion on operating income that are related to excess capacity in the industry.

Integrated Print Communications

The following table summarizes net sales, operating income and significant items affecting comparability within the Integrated Print Communications Segment:

	Three Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$765.5	$378.7
Operating income	$93.9	$40.4
Included in operating income:
Restructuring and impairment charges—net	$10.7	$2.5
Integration costs	$0.1	$—

Net sales for the Integrated Print Communications Segment increased by $386.8 million, or 102.1%, to $765.5 million for the three months ended June 30, 2004 from the same period in the prior year, primarily due to the Acquisition ($364.0 million), increased financial print net sales and improved international results. Net sales in the financial print business benefited from increased global activity as U.S. and international financial markets improved, stable domestic compliance activity and increased customized communications solutions business attributable to higher activity in the mutual funds market. Increased net sales in the European operations reflected favorable volumes and currency exchange rates, while strength in the Asian operations reflected increased domestic activity and export book business. These improved market results were partially offset by declines in the direct mail business related to pricing and volume pressures at existing customers and declines in net sales in the book business, related to lower religious volumes and the comparative impact of major consumer title releases in 2003 versus 2004.

Since the Integrated Print Communications Segment’s results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, and the acquired Moore Wallace operations account for approximately 48% of the segment’s net sales, management believes that the following comment related to the revenue trends affecting the acquired operations in the segment for the three months ended June 30, 2004 versus the results for the three months ended June 30, 2003 is relevant. Softness in commercial print in the quarter reflected the timing of customer activities and was partially offset by growth in the outsourcing business that was driven by new customer volumes and increased activity across the major industry sectors served.

Operating income for the Integrated Print Communications Segment for the three months ended June 30, 2004 increased $53.5 million to $93.9 million versus the same period in 2003, due to the Acquisition ($34.5 million), volume increases, and improvements in operating leverage gained from prior year restructuring actions and other cost reduction activities. Operating income for the three months ended June 30, 2004 included $10.7 million of net restructuring charges across the book, financial print and direct mail businesses. During the quarter, the closure of two direct mail facilities was announced to mitigate the impact of current trends affecting the direct mail business. In addition, one facility closure and certain management reorganizations were announced in the financial print business to further reduce fixed cost levels. Conditions in the book business continue to reflect increased international competition and pricing pressures.

Forms and Labels

The following table summarizes net sales, operating income (loss) and significant items affecting comparability within the Forms and Labels Segment:

	Three Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$478.7	$32.6
Operating income (loss)	$35.2	$(4.9)
Included in operating income (loss):
Restructuring and impairment charges—net	$4.5	$1.0
Integration costs	$0.7	$—

Net sales for the Forms and Labels Segment increased $446.1 million to $478.7 million due to the Acquisition (93.0% of the Segment’s net sales). Since the Forms and Labels Segment’s results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments related to the revenue trends affecting net sales for the Forms and Labels Segment for the three months ended June 30, 2004 versus June 30, 2003 are relevant. Volume declines were attributable to continuing industry-wide trends of electronic substitution and price competition related to excess capacity in the industry. Further increases in paper prices are expected in the third and fourth quarters of 2004. Although the pricing environment is difficult, the Company expects to raise prices to cover a substantial portion of these increases, but there is no assurance that we will be successful.

Operating income increased for the three months ended June 30, 2004 to $35.2 million due to the Acquisition ($40.3 million) and improved Latin American operating results that more than offset net restructuring charges and integration costs of $5.2 million. Management believes that the financial results will continue to be unfavorably impacted throughout the remainder of 2004 as integration activities will result in further restructuring and impairment changes as manufacturing, sales and administrative platforms are integrated and rationalized.

Logistics

The following table summarizes net sales, operating income (loss) and significant items affecting comparability within the Logistics Segment:

	Three Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$233.8	$214.8
Operating income (loss)	$(82.0)	$1.1
Included in operating income (loss):
Restructuring and impairment charges—net	$91.5	$—

Net sales for the Logistics Segment for the three months ended June 30, 2004 increased $19.0 million, or 8.8%, from the same period a year ago due to the Acquisition ($19.6 million) which more than offset declines in the Company’s package logistics business due to unfavorable product mix and the shutdown in the first quarter of Momentum Logistics, Inc.’s business-to-business activities ($12.0 million). Print logistics and expedited services businesses benefited from growth in net sales from both the Publishing and Retail Services Segment and third-party customers.

Operating income decreased $83.1 million to a loss of $82.0 million for the three months ended June 30, 2004 versus the same period in 2003 primarily due to the impairment of goodwill related to the package logistics business ($89.1 million) offset by the Acquisition ($5.2 million). Also, favorable transportation margins in the package logistics business (due to favorable transportation unit costs) more than offset unfavorable product mix, increased labor and facility costs, and net restructuring and impairment charges ($2.4) related to the Acquisition.

Corporate

Corporate operating expenses increased $47.1 million to $78.9 million for the three months ended June 30, 2004 versus the same period in 2003. The increase is primarily due to the Acquisition, restructuring charges ($9.0 million) primarily related to workforce reductions, integration charges ($1.8 million), provisions for litigation and insurance ($4.2 million), and increased employee related incentive costs ($3.9 million). Management anticipates that it will incur future restructuring and integration related charges, which may be substantial, for the remainder of 2004 as the Company eliminates duplicative functions due to the Acquisition.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

The following table shows the trends in net sales and operating income (loss) for each of the Company’s segments:

	Net Sales		Operating Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,
	2004 (1)	2003	2004 (1)	2003
	(in millions)
Publishing and Retail Services	$1,086.1	$1,031.8	$74.4	$91.4
Integrated Print Communications	1,247.1	699.3	120.1	59.7
Forms and Labels	679.9	60.6	(1.9)	(10.8)
Logistics	461.9	424.6	(100.5)	5.8
Corporate	—	—	(152.7)	(70.8)

Total	$3,475.0	$2,216.3	$(60.6)	$75.3

(1)	Reflects Moore Wallace results from the Acquisition Date.

Consolidated

Net sales for the six months ended June 30, 2004 increased $1,258.7 million, or 56.8%, to $3,475.0 million versus the same period in the prior year. The increase was primarily due to the Acquisition ($1,140.7 million), increased net sales in the financial print business in the Integrated Print Communications Segment attributable to improved business activity and transaction levels in the financial markets, and a $54.3 million improvement in the Publishing and Retail Services Segment due to increased volume. The increases were partially offset by a decline in the book business within the Integrated Print Communications Segment, primarily due to pricing pressure, a shift in volume to lower priced products and the comparative impact of major consumer title releases in 2003 versus 2004. While management believes that internal cross-selling efforts will result in increased penetration within current markets as the Company leverages its expanded product portfolio following the Acquisition, printing industry excess capacity, pricing pressures and the threat of electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales increased $961.3 million to $2,689.6 million for the six months ended June 30, 2004 versus the same period in the prior year primarily due to the Acquisition ($872.5 million). Cost of sales as a percentage of consolidated net sales declined for the six months ended June 30, 2004 versus 2003, to 77.4% from 78.0%, due to the benefit of restructuring activities and cost containment initiatives.

Selling, general and administrative expenses increased $211.0 million to $478.1 million for the six months ended June 30, 2004 versus the same period in the prior year primarily due to the Acquisition. Selling, general and administrative expenses as a percentage of consolidated net sales increased to 13.8% in 2004 from 12.1% in 2003. This increase is primarily due to provisions of $21.8 million mainly related to litigation, insurance, termination benefits, and sales and use taxes recorded in the six months ended June 30, 2004. In addition, the Company recognized $16.2 million of pension and postretirement expense in the six months ended June 30, 2004 versus $2.1 million in the same period in 2003 due to changes in actuarial benefit assumptions and the inclusion of benefit obligations acquired in the Acquisition. Also included in the six months ended June 30, 2004 were increased employee related incentive costs of $7.1 million and $3.9 million for integration charges related to the Acquisition. Management anticipates that savings from restructuring activities related to the Acquisition and other cost containment efforts will favorably impact the selling, general and administrative expense margin. These savings will likely be partially offset by certain integration expenses.

During the six months ended June 30, 2004, the Company recorded net restructuring and impairment charges of $181.1 million for impairment of goodwill, workforce reductions (approximately 2,025 positions) related to the elimination of duplicative administrative functions resulting from the Acquisition and the reorganization of certain operating activities, as well as lease exit costs. Management believes that significant restructuring activities will continue throughout the remainder of 2004 as the Company eliminates additional duplicative functions and rationalizes its manufacturing, sales and administrative platforms as a result of the Acquisition. During the six months ended June 30, 2003, the Company recorded $7.9 million of net restructuring and impairment charges primarily related to workforce reductions (approximately 215 positions), the relocation of employees and equipment from closed facilities and the curtailment of the Company’s postretirement benefit plan.

During the six months ended June 30, 2004, the Company recorded $117.0 million of impairment charges comprised of the write-off of goodwill related to the package logistics business in the Logistics Segment ($89.1 million), goodwill and intangibles related to the acquisition of Momentum Logistics, Inc. ($13.5 million), the abandonment of certain Publishing and Retail Services enterprise software projects ($12.0 million), the termination of a Publishing and Retail Services customer contract agreement ($2.1 million), and other ($0.3 million).

Depreciation and amortization increased $49.1 million to $186.8 million for the six months ended June 30, 2004 compared to the same period in 2003, and is primarily accounted for by the Acquisition. Acquisition related depreciation and amortization includes $14.2 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete.

Income (loss) from operations for the six months ended June 30, 2004 was an operating loss of $60.6 million versus operating income of $75.3 million for the six months ended June 30, 2003. The decrease was primarily due to a $66.9 million adjustment for the fair value of inventory and backlog related to the Acquisition and $181.1 million of net restructuring and impairment charges (compared to $7.9 million in 2003) which more than offset the incremental operating impact of the Acquisition and improved operating results in the current year.

Interest expense, net, increased by $16.1 million for the six months ended June 30, 2004 versus the same period in 2003, primarily due to a $1.0 billion increase in debt due to the Acquisition and because Moore Wallace’s $403.0 million senior secured notes were not redeemed until the end of March 2004. See “Liquidity and Capital Resources.”

Investment and other income (expense), net, for the six months ended June 30, 2004 was $6.2 million of income versus $9.9 million of expense for the same period in 2003, primarily due to a gain on the sale of an investment in Latin America ($15.3 million) in 2004. Also included in investment and other income (expense), net, are charges of $7.0 million and $9.8 million, respectively, for the six months ended June 30, 2004 and 2003, reflecting a decline in the underlying estimated fair market values of the Company’s affordable housing investments.

For the six months ended June 30, 2004, the Company recorded a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Management does not believe that the consolidation of these partnerships will have an ongoing material effect on the Company’s consolidated results of operations, cash flows or financial position.

The difference between the statutory rate and the effective tax rate for the six months ended June 30, 2004 relates to the tax benefit reflected on the loss before taxes, partially offset by the tax provision required on the sale of an investment in Latin America.

Net earnings (loss) for the six months ended June 30, 2004 declined by $96.4 million versus the same period in the prior year to a net loss of $71.3 million, or ($0.39) per diluted share. For the same period in 2003, the Company reported net income of $25.1 million, or $0.22 per diluted share. Included in the net loss for the six months ended June 30, 2004 were the unfavorable impact of the fair value adjustment of inventory and backlog, and net restructuring and impairment charges, which more than offset the incremental operating results related to the Acquisition and the gain on the sale of an investment in Latin America. Management believes that the financial results will continue to be unfavorably impacted throughout the remainder of 2004 as integration activities related to the Acquisition will result in further significant restructuring and impairment charges as the Company integrates and rationalizes its manufacturing, sales and administrative platforms.

Publishing and Retail Services

The following table summarizes net sales, operating income and significant items affecting comparability within the Publishing and Retail Services Segment:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$1,086.1	$1,031.8
Operating income	$74.4	$91.4
Included in operating income:
Restructuring and impairment charges—net	$33.5	$2.0

Net sales for the Publishing and Retail Services Segment for the six months ended June 30, 2004 were $1,086.1 million, an increase of $54.3 million, or 5.3%, compared to the same period in 2003 due to volume increases across all businesses in the segment. Net sales in the directories business for the six months ended June 30, 2004 increased versus the same period in the prior year despite pricing pressures and unfavorable product mix. Net sales in the magazine, catalog and retail business increased for the six months ended June 30, 2004 versus the same period in the prior year due to volume increases related to major customers, partially offset by price declines.

Operating income for the Publishing and Retail Services Segment for the six months ended June 30, 2004 decreased $17.0 million, or 18.6%, to $74.4 million compared to the same period in the prior year due primarily to current year net restructuring charges of $20.0 million and impairment charges of $13.5 million, that are largely related to information technology systems. Improved volumes and lower selling and administrative costs in the second quarter of 2004 helped to mitigate the comparative impact of these items. Operating income from the directories business increased due to higher volumes, improved throughput and cost reductions. Operating income from the magazine, catalog and retail business for the six months ended June 30, 2004 declined compared to the same period in the prior year due to net restructuring and impairment charges, an unfavorable product mix and higher employee costs that were only partially offset by productivity improvements. The impact of productivity initiatives, as well as savings from restructuring actions, are expected to partially offset the continued effects of price erosion on operating income related to excess capacity in the industry.

Integrated Print Communications

The following table summarizes net sales, operating income and significant items affecting comparability within the Integrated Print Communications Segment:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$1,247.1	$699.3
Operating income	$120.1	$59.7
Included in operating income:
Restructuring and impairment charges—net	$13.2	$3.7
Fair market value adjustment for inventory and backlog related to the Acquisition	$17.5	$—
Integration charges	$0.2	$—

Net sales for the Integrated Print Communications Segment increased by $547.8 million, or 78.3%, to $1,247.1 million for the six months ended June 30, 2004 compared to the same period in the prior year primarily due to the Acquisition ($497.6 million), increased financial print sales resulting from improved global capital markets, stable compliance activity and customized communications solutions business activity, as well as strength in the international operations, which benefited from improved volumes and favorable currency exchange. These improved results were partially offset by declines in the direct mail business due to pricing and volume pressures at existing customers and declines in net sales in the book business primarily due to first quarter weakness in domestic demand, unfavorable product mix related to education and religious markets, and price competition in the marketplace. Continued pricing pressure caused by excess capacity in the industry and increasing international competition could adversely impact future net sales in the book business.

Since the Integrated Print Communications Segment’s results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comment related to the revenue trends affecting the acquired operations in the segment for the six months ended June 30, 2004 versus the results for the six months ended June 30, 2003 is relevant. Softness in commercial print primarily related to the timing of customer activities in the second quarter was partially offset by growth in outsourcing business that was attributable to new customer volumes and increased activity across the major industry sectors served.

Operating income for the Integrated Print Communications Segment for the six months ended June 30, 2004 increased $60.4 million to $120.1 million versus the same period in 2003, due to the Acquisition ($50.3 million), volume increases, and improvement in operating leverage gained from prior year restructuring actions and other cost reduction efforts. Operating income for the six months ended June 30, 2004 included $13.2 million of net restructuring and impairment charges across the book, financial print and direct mail businesses and $17.7 million of charges for the fair market value adjustment for inventory and backlog and other integration costs related to the Acquisition. These restructuring actions are expected to favorably impact future results. Results for the second half of 2004 will continue to benefit from the inclusion of the Moore Wallace operations and will be impacted by transactional volumes in key markets served.

Forms and Labels

The following table summarizes net sales, operating income (loss) and significant items affecting comparability within the Forms and Labels Segment:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$679.9	$60.6
Operating loss	$(1.9)	$(10.8)
Included in operating loss:
Restructuring and impairment charges—net	$7.5	$1.1
Fair market value adjustment for inventory and backlog related to the Acquisition	$49.4	$—
Integration charges	$1.3	$—

Net sales for the six months ended June 30, 2004 increased $619.3 million to $679.9 million due to the Acquisition ($614.3 million). Although the results of the Company do not reflect the results from the Moore Wallace operations in this segment in the prior year, which account for approximately 90% of the segment’s total net sales, management believes that the following comments related to the revenue trends affecting the net sales in the Forms and Labels Segment for the six months ended June 30, 2004 versus the results for the six months ended June 30, 2003 are relevant. Volume declines were attributable to the continuing trends of the substitution in certain business applications of single-part forms or electronic data communication for multi-part paper forms and Price competition in both forms and labels continues to be very intense due to excess capacity in the industry. Further increases in paper prices are expected in the third and fourth quarters of 2004. Although the pricing environment is difficult, the Company expects to raise prices to cover a substantial portion of these increases, but there is no assurance that we will be successful.

The operating loss of $1.9 million includes $50.7 million of charges for the fair market value adjustment for inventory and backlog and other integration costs related to the Acquisition, as well as $7.5 million related to net restructuring charges and integration charges related to the reorganization of the segment subsequent to the Acquisition. Management believes that restructuring and integration related initiatives will favorably impact the financial results of the Forms and Labels Segment during the remainder of 2004.

Logistics

The following table summarizes net sales, operating income (loss) and significant items affecting comparability within the Logistics Segment:

	Six Months Ended June 30,
	2004	2003
	(in millions)
Net sales	$461.9	$424.6
Operating income (loss)	$(100.5)	$5.8
Included in operating income (loss):
Restructuring and impairment charges—net	$109.3	$—

Net sales for the Logistics Segment for the six months ended June 30, 2004 increased $37.3 million, or 8.8%, from the same period a year ago due to the Acquisition ($29.0 million), which more than offset declines in the Company’s package logistics business due to unfavorable product mix and the shutdown of Momentum Logistics, Inc.’s business. Print logistics and expedited services businesses benefited from growth in net sales from both the Publishing and Retail Services Segment and third-party customers that more than offset the declines in the package logistics business. Momentum Logistics, Inc. sales were $10.0 million lower due primarily to the shutdown of its business-to-business activities in the first quarter of 2004 partially offset by the inclusion of six months of results in 2004 versus four months in the same period in 2003 (as a result of the Momentum Logistics, Inc. acquisition being completed in March 2003).

Operating income decreased $106.3 million to a loss of $100.5 million for the six months ended June 30, 2004 versus the same period in 2003 despite the Acquisition ($8.0 million) primarily due to a $89.1 million impairment of goodwill related to the package logistics business and a $13.5 million impairment charge related to the write-off of goodwill and intangibles of Momentum Logistics, Inc. due to significant deterioration of its operations. In addition, the segment recorded a $3.0 million charge related to the shutdown of the business-to-business portion of Momentum Logistics, Inc. and $3.7 million of other restructuring charges that were related to the Acquisition. Favorable transportation margins in the package logistics business were in part offset by an unfavorable product mix and increased labor and facility costs. The print logistics business experienced higher transportation and labor costs due to new regulations that more than offset higher net sales versus the same period of 2003.

Corporate

Corporate operating expenses increased $81.9 million to $152.7 million for the six months ended June 30, 2004 versus the same period in 2003. The increase is primarily due to the Acquisition, restructuring charges ($17.6 million) for workforce reductions, integration charges ($2.4 million), and provisions for litigation, insurance, termination benefits and sales and use taxes ($21.8 million). In addition, the six month period ended June 30, 2004 included increased employee related incentive costs ($6.2 million). Management anticipates that it will incur restructuring and integration related charges, which may be substantial, for the remainder of 2004 as the Company eliminates duplicative functions due to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate strong cash flows from improved operating activities and improved control over discretionary capital spending and other costs. The Company plans to use these cash flows to invest in future growth to create value for our shareholders. This includes upgrading the print platform to enable the Company to better serve customers in a more cost-effective manner.

On February 27, 2004, the Company issued 102.1 million shares of common stock to acquire all of the outstanding shares of Moore Wallace (See Note 2 in the Notes to Consolidated Financial Statements).

In March 2004, the Company issued $400.0 million of 3.75% notes due in 2009 and $600.0 million of 4.95% notes due in 2014 (collectively, the “Senior Notes”) at a combined $3.0 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2004. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to fund the redemption of Moore Wallace debt assumed in connection with the Acquisition that included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of the Moore Wallace 7.875% senior unsecured notes. The senior secured credit facility was repaid on the Acquisition Date, and on March 29, 2004, the Company redeemed the 7.875% senior unsecured notes at a price that included a $57.5 million premium. Additionally, during the first quarter the Company’s commercial paper program was increased from $350.0 million to $1.0 billion. As of June 30, 2004, there were no borrowings under the commercial paper program.

In connection with the Acquisition, the Company entered into a $1.0 billion five-year unsecured revolving credit facility (the “Facility”) in February 2004, which bears interest at variable interest rates plus a basis point spread. The Facility, which replaced the Company’s previous $350.0 million bank credit facilities, reduced the Company’s liquidity risk due to increased availability and the extended maturity versus the prior facilities. The Facility will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, limit additional indebtedness, and limit the ability of the Company to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of June 30, 2004, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.9% on the total unused portion of the Facility. The Company also has $177.2 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of June 30, 2004, total borrowings under these facilities were $37.0 million. As of June 30, 2004, the Company had approximately $39.1 million in outstanding letters of credit, of which approximately $19.6 million reduced availability under the Company’s credit facilities.

The Company was in compliance with its debt covenants as of June 30, 2004.

As of June 30, 2004, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission.

As a result of the Acquisition, Moody’s Investors Services and Standard and Poor’s downgraded the Company’s senior debt and commercial paper program ratings. The senior debt rating remains investment grade. Neither downgrade is expected to impact the Company’s access to liquidity and is expected to have only a modest impact on pricing.

Net cash provided by operating activities was $328.6 million for the six months ended June 30, 2004, compared to net cash provided of $154.5 million for the same period last year. The change was due to better operating cash flow results due to the inclusion of Moore Wallace operations from the Acquisition Date. The significant variances in the balance sheet from June 30, 2004 versus December 31, 2003 are primarily due to the Acquisition.

Net cash provided by investing activities for the six months ended June 30, 2004, was $25.9 million versus net cash used of $112.4 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, capital expenditures totaled $93.4 million versus $100.3 million for the six months ended June 30, 2003. The decline was primarily due to increased spending during 2003 as the Company made investments to create a more efficient print platform to serve the magazine, catalog and retail customers. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company has increased its focus on cost containment initiatives, which will likely impact future capital investment decisions. The Company expects that capital expenditures for 2004 will be less than $300.0 million. Net cash acquired from the Acquisition was $66.1 million, reflecting cash acquired less cash transaction costs paid. Additionally, during the six months ended June 30, 2004, the Company received $53.2 million on the sale of an investment in Latin America and sale of certain assets held for sale.

Net cash used in financing activities for the six months ended June 30, 2004 was $139.4 million compared to $53.3 million for the same period in 2003. The increase primarily relates to repayment of debt.

On each of January 22, 2004 and March 25, 2004, the Board of Directors of the Company approved quarterly cash dividends of $0.26 per common share which were paid on February 28, 2004 and June 2, 2004, respectively. On July 22, 2004, the Board of Directors of the Company approved a quarterly cash dividend of $0.26 per common share, payable on September 1, 2004. Based on the current dividend per share, dividends declared by the Company subsequent to the Acquisition will result in larger cash outflows than in prior years, due to the increase in common shares outstanding from the Acquisition. The Company believes that it will be able to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors, complete the Company’s restructuring obligations and support the ongoing activities of its businesses.

The Company did not acquire any shares of its common stock on the open market or in privately negotiated transactions during the six months ended June 30, 2004.

Risk Management

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At June 30, 2004, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the 5.0% debentures due November 2006.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of June 30, 2004, the aggregate notional amount of outstanding forward contracts was approximately $23.0 million. Gains and losses from these foreign currency contracts were not significant at June 30, 2004. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the performance of the Company’s businesses following the Acquisition and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization and other key strategies;

•	the ability to divest non-core businesses;

•	successful negotiation, execution and integration of acquisitions;

•	future growth rates in our core businesses;

•	competitive pressures in all markets in which we operate;

•	changes in the capital markets that affect demand for financial printing;

•	changes in postal rates and postal regulations;

•	changes in the advertising and printing markets;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, our competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of our systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in our filings with United States and Canadian securities authorities.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4.

Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

The Company disclosed in its Annual Report on Form 10-K, filed with the SEC on February 23, 2004, internal control deficiencies affecting the timeliness and accuracy of recording certain transactions in the package logistics business of the Company’s Logistics Segment. The disparate operating and financial information systems supporting the package logistics business of Logistics have inherent limitations resulting in a control environment heavily reliant upon manual processes and procedures that are detective in nature, as opposed to controls in business processes and systems that would be more preventive in nature. As a result, as Logistics has grown and entered into more complex customer and carrier arrangements and transactions, existing internal controls were not adequate to detect errors in the capturing, processing and reporting of certain transactions on a timely basis.

Management has investigated these internal control deficiencies, has discussed them in detail with the audit committee of our board and with our independent accountants and is in varying degrees of implementing its remediation plans. These improvements, which consist of changes in the design and operation of various internal control procedures, are expected to be completed during 2004.

The Company has entered into a definitive agreement to sell the net assets of the package logistics business (see Note 16 in the Notes to Consolidated Financial Statements).

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

(a) The Company held its Annual Meeting of Stockholders on April 14 , 2004.

(b) The following matters were voted upon at the Annual Meeting of Stockholders.

1. The election of the nominees for Directors of Class 1, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2007, was voted on by the Stockholders. The nominees, all of whom were elected, were Mark A. Angelson, Robert F. Cummings, Jr., Alfred C. Eckert III, Oliver R. Sockwell and Stephen M. Wolf. The Inspectors of Election certified the following vote tabulations:

	For	Withhold Authority
Mark A. Angelson	166,773,156	4,247,733
Robert F. Cummings, Jr.	166,280,296	4,740,593
Alfred C. Eckert III	167,178,425	3,842,464
Oliver R. Sockwell	167,420,761	3,600,128
Stephen M. Wolf	166,622,606	4,398,283

2. A stockholder proposal to request the Board of Directors to establish a policy of expensing the costs of options was approved by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
71,854,010	59,271,283	3,656,816	36,238,780

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed February 20, 2004)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed June 18, 2004)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.6	Registration Rights Agreement, dated March 10, 2004 among the Company, Citigroup Global Markets, Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.7	Registration Rights Agreement, dated as of December 21, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.8	Registration Rights Agreement, dated as of December 28, 2001, between Moore Corporation Limited, the GSC Investors listed on a schedule thereto and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001*

10.2	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.3	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997)*

10.4	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.5	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.6	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.7	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 3, 2004) *

10.9	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.10	Supplemental Executive Retirement Plan for Designated Executives – B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) *

10.11	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.18	Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.19	Separation Agreement dated March 24, 2004 between the Company and John C. Campanelli (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.20	Separation Agreement dated April 17, 2004 between the Company and Joseph C. Lawler (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.21	Separation Agreement dated April 16, 2004 between the Company and Robert S. Pydrowski (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.22	Separation Agreement dated April 15, 2004 between the Company and Gregory A. Stoklosa (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.23	Agreement dated December 26, 2003 between the Company and Michael B. Allen (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on February 23, 2004) *

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Kevin J. Smith, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Kevin J. Smith, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On May 6, 2004, the Company furnished a Current Report on Form 8-K, dated May 7, 2004, under Item 12, announcing its financial results for the quarter ended March 31, 2004.

On June 17, 2004, the Company filed a Current Report on Form 8-K, dated June 17, 2004, filing under Items 5 and 7 unaudited pro forma condensed combined financial statements of the Company and Moore Wallace Incorporated.

On August 5, 2004, the Company furnished a Current Report on Form 8-K, dated August 5, 2004, filing under Items 7 and 12, the Company’s press release reporting second quarter 2004 results and unaudited pro forma and non-GAAP financial information posted on the Company’s website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ KEVIN J. SMITH
Kevin J. Smith
Executive Vice President, Chief Financial Officer

By:	/S/ RICHARD T. SANSONE
Richard T. Sansone
Senior Vice President and Controller
(Chief Accounting Officer)

Date:                     August 9, 2004