Form 10-Q
period 2004-09-30
DONNELLEY R R & SONS CO
filed 2004-11-08
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, 219.6 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash and cash equivalents	$416.5	$60.8
Receivables, less allowance for doubtful accounts of $51.2 (2003—$26.8)	1,332.1	690.2
Inventories (Note 4)	517.0	154.3
Prepaid expenses and other current assets	44.2	22.4
Deferred income taxes	200.2	51.6

Total Current Assets	2,510.0	979.3

Property, plant and equipment—net	1,854.3	1,279.1
Prepaid pension cost	468.1	314.4
Goodwill (Note 6)	2,561.3	167.8
Other intangible assets—net (Note 6)	683.3	5.4
Other assets	311.3	252.6
Assets of discontinued operations (Note 3)	129.9	227.3

Total Assets	$8,518.2	$3,225.9

LIABILITIES
Current Liabilities
Accounts payable	$518.9	$282.7
Accrued liabilities	941.4	423.0
Short-term debt (Note 9)	199.2	175.1

Total Current Liabilities	1,659.5	880.8

Long-term debt (Note 9)	1,583.2	750.4
Postretirement benefits	340.1	12.0
Deferred income taxes	594.4	221.8
Other liabilities	543.4	323.4
Liabilities of discontinued operations (Note 3)	28.1	54.3

Total Liabilities	4,748.7	2,242.7

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value Authorized: 500.0 shares Issued: 243.0 shares in 2004 (2003—140.9 shares)	303.7	176.1
Additional paid-in capital	2,845.7	132.4
Retained earnings	1,414.0	1,641.7
Accumulated other comprehensive loss	(105.0)	(123.7)
Unearned compensation	(34.7)	(2.9)
Treasury stock, at cost, 22.1 shares in 2004 (2003—27.2 shares)	(654.2)	(840.4)

Total Shareholders’ Equity	3,769.5	983.2

Total Liabilities and Shareholders’ Equity	$8,518.2	$3,225.9

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,968.5	$1,053.3	$5,178.8	$2,987.7

Cost of sales	1,397.8	760.8	3,829.4	2,216.0
Selling, general and administrative expenses	266.7	125.9	739.2	386.8
Restructuring and impairment charges—net (Note 7)	17.2	1.4	92.7	9.3
Depreciation and amortization	101.0	68.1	284.8	203.6

Total operating expenses	1,782.7	956.2	4,946.1	2,815.7

Income from continuing operations	185.8	97.1	232.7	172.0
Interest expense—net	22.5	12.3	63.1	36.8
Investment and other income (expense)—net	(0.6)	4.8	5.6	(5.1)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	162.7	89.6	175.2	130.1

Income tax expense	47.9	31.7	59.3	47.0
Minority interest	0.4	—	1.5	0.3

Net earnings from continuing operations before cumulative effect of change in accounting principle	114.4	57.9	114.4	82.8
Loss from discontinued operations, net of tax (Note 3)	(1.6)	(4.1)	(66.2)	(4.0)
Cumulative effect of change in accounting principle, net of tax (Note 17)	—	—	(6.6)	—

Net earnings	$112.8	$53.8	$41.6	$78.8

Earnings per share (Note 14)
Basic:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$0.52	$0.51	$0.58	$0.74
Net loss from discontinued operations before cumulative effect of change in accounting principle	(0.01)	(0.04)	(0.34)	(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.03)	—

Net earnings	$0.51	$0.47	$0.21	$0.70

Diluted:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$0.52	$0.51	$0.57	$0.73
Net loss from discontinued operations before cumulative effect of change in accounting principle	(0.01)	(0.04)	(0.33)	(0.04)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.03)	—

Net earnings	$0.51	$0.47	$0.21	$0.69

Weighted average common shares outstanding:
Basic	219.3	113.3	196.2	113.2
Diluted	221.5	114.6	198.2	114.0

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(In millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net earnings	$41.6	$78.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Net loss from discontinued operations	66.2	4.0
Cumulative effect of change in accounting principle	6.6	—
Depreciation and amortization	284.8	203.6
Impairment charges	16.8	0.9
Restructuring charges—net	75.9	8.4
Fair market value adjustment for inventory and backlog	66.9	—
Gain on sale of investment and other assets—net	(14.5)	(6.7)
Deferred taxes	32.8	27.7
Other	24.3	11.9
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	17.5	(49.8)
Inventories	(103.5)	(58.2)
Prepaid expenses	15.3	21.8
Accounts payable	(40.0)	28.7
Accrued liabilities and other	34.4	(19.7)

Net cash provided by operating activities of continuing operations	525.1	251.4

INVESTING ACTIVITIES
Capital expenditures	(145.2)	(132.3)
Acquisition of businesses—net of cash acquired	66.1	—
Proceeds from sale of investment and other assets	81.8	31.7

Net cash provided by (used in) investing activities of continuing operations	2.7	(100.6)

FINANCING ACTIVITIES

Net change in short-term debt	(143.7)	78.6
Proceeds from issuance of long-term debt	997.0	—
Payments on long-term debt	(959.5)	(110.5)
Dividends paid	(143.4)	(86.3)
Issuance of common shares, net	78.4	6.5
Debt issue costs	(9.3)	—

Net cash used in financing activities of continuing operations	(180.5)	(111.7)

Effect of exchange rate on cash and cash equivalents	3.4	1.3
Net cash provided by (used in) discontinued operations	5.0	(35.3)
Net increase in cash and cash equivalents	355.7	5.1
Cash and cash equivalents at beginning of period	60.8	60.5

Cash and cash equivalents at end of period	$416.5	$65.6

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$2,804.9	$—

(See notes to the consolidated financial statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In millions, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in both the Company’s and Moore Wallace Incorporated’s (“Moore Wallace”) latest Annual Reports on Form 10-K filed on February 23, 2004 and March 1, 2004, respectively. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. All significant intercompany transactions have been eliminated in consolidation. These consolidated interim financial statements include estimates and assumptions by management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current presentation.

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace (the “Acquisition”), a leading provider of printed products and print management services (see Note 2). The Company’s results of operations for the nine months ended September 30, 2004 include the results of Moore Wallace from February 27, 2004 (the “Acquisition Date”).

On July 27, 2004, the Company entered into a definitive agreement to sell its package logistics business. The sale closed on October 29, 2004. Also, during the three months ended September 30, 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”), a Florida-based provider of package distribution services. For the three and nine months ended September 30, 2004 and 2003, these businesses have been presented as discontinued operations in the consolidated financial statements. All prior periods have been reclassified to conform to this presentation.

During the second quarter of 2004, in conjunction with management’s review of the Company’s business units and operating processes following the Acquisition, management changed the Company’s reportable segments. During the third quarter of 2004, as a result of the then pending sale of the Company’s package logistics business and the shutdown of MLI, the remaining businesses in the former Logistics segment (primarily print logistics operations) were combined with the Publishing and Retail Services segment. The new reportable segments are as follows: Publishing and Retail Services, Integrated Print Communications and Global Solutions (“Integrated Print Communications”), Forms and Labels, and Corporate. Prior periods have been reclassified to conform to the new reporting structure (see Note 15).

2. ACQUISITION

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace in exchange for consideration of 0.63 shares of the Company’s common stock for each outstanding common share of Moore Wallace. The aggregate consideration to the Moore Wallace shareholders was comprised of 102.1 million shares of common stock of the Company with a fair value of $2,804.9 million. The fair value of the Company’s shares

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

was based upon the actual number of shares issued to the Moore Wallace shareholders using the average closing trading price of the Company’s common stock on the New York Stock Exchange during a five-day trading period beginning two trading days prior to the announcement of the combination agreement on November 8, 2003. The total purchase price of $2,758.1 million, net of cash acquired of $85.4 million, also included $21.7 million for the conversion of employee stock awards and direct acquisition costs of $16.9 million through September 30, 2004.

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

Accounts receivable	$657.2
Inventory and customer backlog	324.7
Other current assets	37.1
Property, plant and equipment and other long-term assets	842.4
Amortizable intangible assets and indefinite-lived intangible assets	703.1
Goodwill	2,401.4
Accounts payable and accrued liabilities	(719.3)
Short-term and long-term debt	(966.2)
Postretirement and pension benefits and other long-term liabilities	(317.9)
Deferred taxes—net	(204.4)

Total purchase price—net of cash acquired	$2,758.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Moore Wallace as if the Acquisition had occurred at January 1, 2004 and 2003. The historical results of the Company for the nine months ended September 30, 2004 include the results of Moore Wallace from the Acquisition Date. The pro forma results presented below for the nine months ended September 30, 2004 combine the results of the Company for the nine months ended September 30, 2004 and the historical results of Moore Wallace from January 1, 2004 through February 26, 2004. The pro forma results for the three and nine months ended September 30, 2003 combine the historical results of the Company for the three and nine months ended September 30, 2003 with the combined historical results for the three and nine months ended September 30, 2003 of Moore Wallace and Wallace Computer Services Inc. (“Wallace”), which was acquired by Moore Wallace on May 15, 2003. Management believes that a more meaningful prior period comparison results from the inclusion of the results of Wallace from January 1, 2003 in the pro forma results for the three and nine months ended September 30, 2003 due to the significance of the Wallace acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,968.5	$1,882.1	$5,734.1	$5,518.8
Net earnings before cumulative effect of change in accounting principle	112.8	80.0	26.7	136.4
Net earnings	112.8	80.0	20.1	136.4
Earnings per share:
Basic:
Net earnings before cumulative effect of change in accounting principle	$0.51	$0.37	$0.12	$0.63
Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net earnings	$0.51	$0.37	$0.09	$0.63

Diluted:
Net earnings before cumulative effect of change in accounting principle	$0.51	$0.37	$0.12	$0.63
Cumulative effect of change in accounting principle	—	—	(0.03)	—

Net earnings	$0.51	$0.37	$0.09	$0.63

The three and nine month periods ended September 30, 2004 and 2003 include $11.1 million and $33.3 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: Acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $97.9 million and $66.9 million for the nine months ended September 30, 2004 and 2003, respectively; and net restructuring and impairment charges from continuing operations of $17.2 million and $90.2 million for the three and nine months ended September 30, 2004, respectively, and $12.1 million and $21.7 million for the three and nine months ended September 30, 2003, respectively. Also included for the nine months ended September 30, 2004 are impairment and other non-recurring charges related to discontinued operations of $108.3 million (see Note 3).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

3. DISCONTINUED OPERATIONS

On July 27, 2004, the Company entered into a definitive agreement to sell its package logistics business. The sale closed on October 29, 2004. Also during the three months ended September 30, 2004, the Company completed the shutdown of MLI. The aggregate carrying value of these businesses was $101.8 million at September 30, 2004. In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144), these businesses have been classified separately in the consolidated financial presentation as discontinued operations, which are not included in continuing operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are summarized as follows:

	September 30, 2004	December 31, 2003
Assets:
Receivables, less allowance for doubtful accounts	$28.2	$48.3
Prepaid expenses and other current assets	0.6	0.9
Deferred income taxes	39.3	7.8
Property, plant and equipment—net	12.6	18.3
Goodwill and intangibles	49.2	152.0

Total assets of discontinued operations	$129.9	$227.3

Liabilities:
Accounts payable	$12.0	$21.3
Accrued liabilities	16.1	17.9
Short-term debt	—	0.7
Long-term debt	—	2.1
Deferred income taxes	—	12.3

Total liabilities of discontinued operations	$28.1	$54.3

Included in the net loss from discontinued operations for the three and nine months ended September 30, 2004 and 2003 are the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$132.4	$140.5	$397.1	$422.4
Loss from discontinued operations (pretax)	(2.7)	(6.9)	(109.8)	(6.6)

During the three months ended March 31, 2004, the Company recorded a pretax impairment charge of $13.5 million for goodwill and intangibles related to MLI, as the carrying value of the assets exceeded the future cash flows expected to be generated by the assets. Other charges of $0.7 million for fixed asset impairments were recorded in the three and nine months ended September 30, 2004.

During the second quarter of 2004, management began discussions concerning the possible sale of its package logistics business. As of June 30, 2004, management had the intent to sell the business and believed it was more likely than not that the business would be disposed of before the end of its estimated life. Accordingly, management performed an evaluation of the recoverability of the tangible and intangible assets of the package logistics business, in accordance with the guidelines in SFAS No. 144. Management concluded from the results

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

of this evaluation that an impairment of its acquired goodwill had occurred. Accordingly, a pretax charge of $89.1 million ($53.6 million net of tax) was recorded during the three months ended June 30, 2004, because the fair value was less than the carrying amount of the net assets. Fair value was determined by using management’s best estimate and is based on the amounts for which the net assets could be sold in the marketplace.

Also included in the results of discontinued operations for the three and nine months ended September 30, 2004 were restructuring charges of $2.7 million and $5.2 million recorded related to the shutdown of MLI and actions taken prior to the decision to dispose of the package logistics business. The net restructuring charges include workforce reduction (750 employees) and lease exit costs.

4. INVENTORIES

	September 30, 2004	December 31, 2003
Raw materials and manufacturing supplies	$179.8	$90.1
Work-in-process	183.9	109.5
Finished goods	211.5	9.5
LIFO and other reserves	(58.2)	(54.8)

	$517.0	$154.3

5. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2004	December 31, 2003
Land	$73.3	$33.9
Building	903.4	728.6
Machinery and equipment	4,473.4	3,979.5

	5,450.1	4,742.0
Less: Accumulated depreciation	(3,595.8)	(3,462.9)

	$1,854.3	$1,279.1

6. GOODWILL AND OTHER INTANGIBLES

Goodwill	Balance at December 31, 2003	Dispositions	Additions	Foreign Exchange	Balance at September 30, 2004
Publishing and Retail Services	$82.5	$—	$—	$—	$82.5
Integrated Print Communications	48.3	—	1,319.5	0.8	1,368.6
Forms and Labels	37.0	(8.2)	1,082.1	(0.7)	1,110.2

	$167.8	$(8.2)	$2,401.6	$0.1	$2,561.3

The allocation of goodwill from the Acquisition among the Company’s operating segments is preliminary and based upon management’s best estimates at September 30, 2004. The allocation and the valuation of goodwill are subject to further refinement. Goodwill related to the package logistics business and MLI have been reclassified to assets of discontinued operations (see Note 3).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

The following summary of other intangibles, which includes the valuation of other intangibles acquired in the Acquisition, is based on management’s best estimates at September 30, 2004, includes:

Other Intangibles	Gross Carrying Amount At December 31, 2003	Additions During the Year	Accumulated Amortization and Foreign Exchange	Balance at September 30, 2004	Amortization Period
Trademarks, licenses and agreements	$0.3	$20.6	$(8.1)	$12.8	1.5-2 years
Patents	—	99.0	(7.2)	91.8	8 years
Customer relationship intangibles	47.6	271.1	(53.5)	265.2	12-15 years
Indefinite-lived trade names	—	313.5	—	313.5	Indefinite

	$47.9	$704.2	$(68.8)	$683.3

For the three and nine months ended September 30, 2004, amortization expense for other intangibles was $11.2 million and $26.2 million, respectively. Amortization expense was $0.3 million for the nine months ended September 30, 2003. Annual amortization expense for the current and next five years is estimated to be:

Year	Expense
2004	$37.4
2005	$40.6
2006	$31.4
2007	$31.4
2008	$31.4
2009	$31.4

7. RESTRUCTURING AND IMPAIRMENT CHARGES

In each of the three quarters of 2004, management approved and initiated plans to restructure the operations of the Company predominantly in connection with the Acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the combined cost structure of the Company. As a result, the Company recorded $14.8 million and $75.9 million of net restructuring charges for the three and nine months ended September 30, 2004, respectively. These costs were included as a charge to the results of operations for these periods.

In addition, for the nine months ended September 30, 2004, the Company recorded $19.7 million of certain other costs to exit other Moore Wallace activities that were contemplated at the time of the Acquisition. These restructuring costs were capitalized as a cost of the Acquisition.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2004 and 2003, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2004					Three Months Ended September 30, 2003
	Employee Terminations	Other Charges	Total Restruc- turing- net	Impair- ment	Total Restruc- turing and Impairment	Employee Terminations	Other Charges	Total Restruc- turing- net	Impair- ment	Total Restruc- turing and Impairment
Publishing and Retail Services	$0.6	$0.2	$0.8	$0.9	$1.7	$—	$—	$—	$0.5	$0.5
Integrated Print Communications	2.8	0.8	3.6	0.7	4.3	0.4	—	0.4	0.3	0.7
Forms and Labels	8.1	0.7	8.8	0.8	9.6	—	—	—	—	—
Corporate	1.4	0.2	1.6	—	1.6	—	0.1	0.1	0.1	0.2

	$12.9	$1.9	$14.8	$2.4	$17.2	$0.4	$0.1	$0.5	$0.9	$1.4

For the nine months ended September 30, 2004 and 2003, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2004					Nine Months Ended September 30, 2003
	Employee Terminations	Other Charges	Total Restruc- turing- net	Impair- ment	Total Restruc- turing and Impairment	Employee Terminations	Other Charges	Total Restruc- turing- net	Impair- ment	Total Restruc- turing and Impairment
Publishing and Retail Services	$24.4	$0.2	$24.6	$14.4	$39.0	$0.2	$1.8	$2.0	$0.5	$2.5
Integrated Print Communications	15.1	0.8	15.9	1.6	17.5	3.6	0.5	4.1	0.3	4.4
Forms and Labels	15.6	0.7	16.3	0.8	17.1	—	1.1	1.1	—	1.1
Corporate	18.6	0.5	19.1	—	19.1	—	1.2	1.2	0.1	1.3

	$73.7	$2.2	$75.9	$16.8	$92.7	$3.8	$4.6	$8.4	$0.9	$9.3

For the three and nine months ended September 30, 2004, the Company recorded net restructuring charges of $12.9 million and $73.7 million, respectively, related to workforce reductions (approximately 740 and 2,010 employees, respectively, of whom approximately 1,960 were terminated as of September 30, 2004). The charges were primarily associated with the elimination of duplicative administrative functions resulting from the Acquisition and the reorganization of certain operational activities. The Company anticipates that payments associated with employee terminations will be substantially completed by the second quarter of 2005. Other restructuring charges for the three and nine months ended September 30, 2004 of $1.9 million and $2.2 million, respectively, primarily related to lease exit costs. The Company anticipates that payments associated with lease exit costs will be substantially completed in 2008.

For the nine months ended September 30, 2004, the Company recorded impairment charges of $16.8 million. The impairment charge included $11.5 million for the abandonment of certain Publishing and Retail Services related enterprise software projects, $2.1 million for the write-down of a Publishing and Retail Services customer contract and $0.8 million related to other Publishing and Retail Services assets. Additional impairment charges of $2.4 million related to software and other assets in the Forms and Labels segment and the book and direct mail businesses.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

For the three and nine months ended September 30, 2003, the Company recorded net restructuring charges of $0.4 million and $3.8 million, respectively, related to workforce reductions (approximately 50 and 260 employees, respectively, all of whom had been terminated as of September 30, 2004). Other restructuring charges for the three and nine months ended September 30, 2003 of $0.1 million and $4.6 million, respectively, included employee and equipment relocation costs and other exit costs, and a reversal of $1.7 million related to a restructuring provision no longer required. The nine months ended September 30, 2003 also included a $1.1 million curtailment loss on the Company’s postretirement benefit plan.

Restructuring Costs Capitalized as a Cost of Acquisition

At September 30, 2004, the Company recorded $19.7 million in costs in connection with restructuring certain of the Moore Wallace operations which included $12.5 million related to workforce reductions (approximately 195 employees, of whom approximately 185 were terminated as of September 30, 2004) and $7.2 million for vacating redundant facilities. The Company anticipates that payments associated with employee terminations will be substantially completed by the first quarter of 2005 and payments associated with lease exit costs will be substantially completed in 2011. These restructuring costs were recognized as a cost of the Acquisition since they were contemplated at the time of the Acquisition and are, therefore, included in the purchase price allocation.

Reconciliation of Restructuring Liability

In addition to the 2004 restructuring actions, the Company initiated various restructuring actions in 2003, 2002 and 2001, for which restructuring liabilities remain. The reconciliation of the total restructuring liability, including those capitalized as a cost of the Acquisition, as of September 30, 2004 is as follows:

	Balance at December 31, 2003	Restructuring Cost, Net Charged to Results of Operations	Restructuring Costs Capitalized as a Cost of Acquisition	Cash Paid	Balance at September 30, 2004
Employee terminations	$3.0	$73.7	$12.5	$(44.3)	$44.9
Other	1.4	2.2	7.2	(3.9)	6.9

	$4.4	$75.9	$19.7	$(48.2)	$51.8

The restructuring liabilities classified as “other” primarily consist of the estimated remaining payments related to lease exit costs and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods.

8. ASSETS HELD FOR SALE

As a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, is $14.1 million at September 30, 2004. These assets are included in other assets in the consolidated balance sheets and have been assessed for impairment to reflect their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

9. DEBT

	September 30, 2004	December 31, 2003
Commercial paper	$—	$90.5
Medium term notes due 2005	165.8	165.8
5.0% debentures due November 15, 2006	229.3	232.2
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.0	199.0
8.820% debentures due April 15, 2031	68.9	68.9
3.75% senior notes due April 1, 2009	399.5	—
4.95% senior notes due April 1, 2014	597.7	—
Other, including capital leases	41.3	88.2

Total debt	1,782.4	925.5
Less: current portion	199.2	175.1

Long term debt	$1,583.2	$750.4

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

In connection with the Acquisition, the Company entered into a $1.0 billion five-year unsecured revolving credit facility in February 2004, which bears interest at variable interest rates plus a basis point spread. As of September 30, 2004, there were no borrowings outstanding under this facility. As of September 30, 2004, the Company had approximately $20.0 million in outstanding letters of credit which reduced availability under this credit facility. This facility is subject to certain financial covenants, the most restrictive of which is an interest coverage ratio. The Company was in compliance with its debt covenants at September 30, 2004.

At September 30, 2004, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the 5.0% debentures due November 15, 2006.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

10. INCOME TAXES

For the three months ended September 30, 2004, the difference between the effective tax rate and the statutory tax rate primarily relates to a tax benefit resulting from the sale of an investment in Latin America and affordable housing credits. For the nine months ended September 30, 2004, the difference between the effective tax rate and the statutory tax rate primarily relates to the net benefit resulting from the sale of certain investments in Latin America during the first and third quarters of 2004 and affordable housing credits.

11. EMPLOYEE BENEFITS

The components of the pension and postretirement expense for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
PENSION EXPENSE
Service cost	$15.3	$12.0	$45.1	$36.1
Interest cost	32.4	26.6	93.3	79.8
Expected return on assets	(46.4)	(39.3)	(133.2)	(118.0)
Amortization, net	0.1	(0.7)	0.3	(2.1)
Special termination benefit	—	0.8	—	2.5

Net pension expense (benefit)	$1.4	$(0.6)	$5.5	$(1.7)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
POSTRETIREMENT EXPENSE
Service cost	$4.1	$3.0	$12.0	$9.1
Interest cost	9.1	5.0	24.4	15.0
Expected return on assets	(5.2)	(6.2)	(15.6)	(18.6)
Amortization, net	(0.4)	(0.5)	(1.1)	(1.6)
Curtailment loss	—	0.3	—	0.9

Net postretirement expense	$7.6	$1.6	$19.7	$4.8

The Company adopted the provisions of Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (see Note 17).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

12. OTHER COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$112.8	$53.8	$41.6	$78.8
Unrealized foreign currency gain (loss)	19.2	(2.4)	17.7	6.3
Unrealized loss on investment	0.9	—	1.0	—

Comprehensive income	$132.9	$51.4	$60.3	$85.1

13. STOCK COMPENSATION

The Company accounts for stock awards using the intrinsic value method. Net earnings and earnings per share on a pro forma basis, if compensation expense for stock awards were determined using the fair value method, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$112.8	$53.8	$41.6	$78.8
Pro forma adjustments, net of tax:
Stock compensation recorded	3.5	0.5	6.3	1.3
Fair value compensation expense	(4.9)	(3.0)	(10.4)	(8.9)

Pro forma net earnings	$111.4	$51.3	$37.5	$71.2

Pro forma earnings per share
Basic	$0.51	$0.45	$0.19	$0.63
Diluted	$0.50	$0.45	$0.19	$0.62

14. PER SHARE DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding:
Basic	219.3	113.3	196.2	113.2
Dilutive options and awards	2.2	1.3	2.0	0.8

Diluted	221.5	114.6	198.2	114.0

Dividends paid per common share	$0.26	$0.25	$0.78	$0.75

15. SEGMENT INFORMATION

During the second quarter of 2004, management changed the Company’s reportable segments to reflect the impact of the Acquisition. The segments were identified based on factors including the nature of products and services, certain quantitative thresholds, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes. During

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

the third quarter of 2004, as a result of the then pending sale of the Company’s package logistics business and the shutdown of MLI, management revised the Company’s reportable segments to eliminate the previously reported Logistics segment and to aggregate the remaining logistics operations (primarily print logistics) with the Company’s Publishing and Retail Services segment. All prior periods have been reclassified to conform to the new reporting structure. The reported segment results reflect the results of Moore Wallace from the Acquisition Date. The new reportable segments are:

Publishing and Retail Services.    The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

Integrated Print Communications and Global Solutions.    The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Direct Mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America and Europe.

•	Financial Print: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets; as well as customized communications solutions for investment management, banking, insurance and managed care companies.

•	Business Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-Run Commercial Print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine and catalog markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

Forms and Labels.    The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, including print-on-demand services, from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs, books and directories. The segment’s Peak Technologies business provides integration, maintenance and consulting services related to automatic identification and data collection systems and hardware.

Corporate.    The Corporate segment represents non-operating expenses. These costs represent unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2004

Publishing and Retail Services	$698.2	$(2.3)	$695.9	$101.9	$41.5	$22.7
Integrated Print Communications	812.7	(16.8)	795.9	111.9	31.0	20.6
Forms and Labels	478.4	(1.7)	476.7	36.3	10.9	3.7

Total operating segments	1,989.3	(20.8)	1,968.5	250.1	83.4	47.0
Corporate	—	—	—	(64.3)	17.6	7.0

Total continuing operations	$1,989.3	$(20.8)	$1,968.5	$185.8	$101.0	$54.0

Three months ended September 30, 2003 (Reclassified)

Publishing and Retail Services	$647.8	$(0.4)	$647.4	$94.1	$42.1	$35.8
Integrated Print Communications	374.7	(1.2)	373.5	37.6	19.1	2.7
Forms and Labels	32.2	0.2	32.4	(5.5)	1.6	0.6

Total operating segments	1,054.7	(1.4)	1,053.3	126.2	62.8	39.1
Corporate	—	—	—	(29.1)	5.3	6.0

Total continuing operations	$1,054.7	$(1.4)	$1,053.3	$97.1	$68.1	$45.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Total Assets	Depreciation and Amortization	Capital Expenditures

Nine months ended September 30, 2004

Publishing and Retail Services	$1,984.4	$(5.1)	$1,979.3	$183.3	$1,560.1	$125.2	$60.4
Integrated Print Communications	2,074.1	(31.1)	2,043.0	232.1	3,135.1	84.3	64.5
Forms and Labels	1,162.0	(5.5)	1,156.5	35.0	2,501.2	26.7	7.3

Total operating segments	5,220.5	(41.7)	5,178.8	450.4	7,196.4	236.2	132.2
Corporate	—	—	—	(217.7)	1,191.9	48.6	13.0

Total continuing operations	$5,220.5	$(41.7)	$5,178.8	$232.7	$8,388.3	$284.8	$145.2

Nine months ended September 30, 2003 (Reclassified)

Publishing and Retail Services	$1,822.1	$(0.2)	$1,821.9	$191.3	$1,560.1	$127.1	$87.6
Integrated Print Communications	1,075.7	(2.9)	1,072.8	96.9	748.0	55.8	25.9
Forms and Labels	92.9	0.1	93.0	(16.3)	142.3	5.0	2.1

Total operating segments	2,990.7	(3.0)	2,987.7	271.9	2,450.4	187.9	115.6
Corporate	—	—	—	(99.9)	573.4	15.7	16.7

Total continuing operations	$2,990.7	$(3.0)	$2,987.7	$172.0	$3,023.8	$203.6	$132.3

16. COMMITMENTS AND CONTINGENCIES

As reported in the Company’s Annual Report on Form 10-K for 2003, a class action lawsuit, Jones, et al. v. R.R. Donnelley & Sons Co., was filed against the Company in 1996. The district court judge in the case certified three plaintiff classes.

On October 21, 2004, the district court judge granted preliminary approval of a settlement agreement with respect to Jones. Notice of the settlement has been sent to the plaintiffs and any objections by the plaintiffs are to be returned by November 19, 2004. A fairness hearing is scheduled for November 30, 2004. Under the terms of the agreement, on or before November 11, 2004 the Company will pay $15.0 million into escrow for distribution to the plaintiffs and their attorneys upon the settlement becoming final. The settlement agreement specifically provides that the Company does not admit any of the allegations of wrongdoing and that the settlement is made in connection with the plaintiffs releasing the Company from all discrimination claims.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(In millions, except per share data)

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in 13 federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate five other previously owned facilities and ten other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover the Company’s share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

In addition, the Company is a party to certain litigation and claims arising in the ordinary course of business, which, in the opinion of management, will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

17. CHANGES IN ACCOUNTING POLICIES AND PENDING ACCOUNTING STANDARDS

For the nine months ended September 30, 2004, the Company recorded a charge related to a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of Financial Accounting Standard Board (“FASB”) interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, effective January 1, 2004. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Total consolidated assets amounted to $4.5 million at September 30, 2004. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

Prior to 1996, the Company acquired certain ownership interests in investment partnerships, which in turn held varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The Company intends to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The Company’s risk of loss related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments, which was approximately $58.1 million at September 30, 2004.

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

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for the Company are effective for the period ending December 31, 2004. Although the Company will continue to evaluate the application of EITF 03-1, the adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In August, 2004, the FASB issued EITF Issue No. 02-14, Whether an Investor should apply the Equity Method of Accounting to Investments Other than Common Stock (“EITF 02-14”). EITF 02-14 includes guidance regarding an investor that has the ability to exercise significant influence over the operating and financial policies of the investee. This type of investor should apply the equity method of accounting only when it has an investment in common stock or an investment that is “in-substance” common stock. The accounting guidance of EITF 02-14 is effective for reporting periods beginning after September 15, 2004. Although the Company will continue to evaluate the application of EITF 02-14, the adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

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

MOORE WALLACE ACQUISITION

On November 8, 2003, the Company entered into a combination agreement with Moore Wallace Incorporated (“Moore Wallace”) providing for each common share of Moore Wallace to be exchanged for 0.63 of a share of common stock of the Company (the “Acquisition”). The Acquisition was completed on February 27, 2004 (the “Acquisition Date”), and as such, the Company’s results of operations for the nine months ended September 30, 2004 include the results of Moore Wallace from the Acquisition Date. The strategy for the new organization is focused on reducing costs, increasing profitability, increasing financial strength and enhancing revenue opportunities. Management believes the Acquisition will continue to enhance the Company’s combined competitive position within the industry by enabling the Company to become a full-service global print provider with highly complimentary products and services. Management also believes the Acquisition will enable the Company to improve profitability, achieve significant cost and procurement synergies and leverage complementary products and services through cross-selling opportunities; however, implementing reorganization activities will result in future charges, which may be substantial.

During each quarter of 2004, management approved and initiated plans to restructure the operations of the Company and the acquired operations of Moore Wallace in connection with the Acquisition. These plans included the elimination of certain duplicative functions and the exit from redundant facilities. The Company recorded net restructuring charges of $75.9 million for the nine months ended September 30, 2004 for workforce reductions and lease exit costs in connection with exiting and reorganizing certain RR Donnelley and Moore Wallace activities. In addition, the Company recorded $19.7 million of certain other costs at September 30, 2004 to exit other Moore Wallace activities that were contemplated at the time of the Acquisition and were recognized as a liability assumed in the Acquisition. As such, these charges were included in the allocation of the cost to acquire Moore Wallace (see Note 7 in the Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

On July 27, 2004, the Company entered into a definitive agreement to sell its package logistics business. Also during the three months ended September 30, 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). For the three and nine months ended September 30, 2004 and 2003, these businesses have been presented as discontinued operations in the consolidated financial statements. All prior periods have been reclassified to conform to this presentation.

SEGMENT DESCRIPTION

During the second quarter of 2004, management changed the Company’s reportable segments to reflect the impact of the Acquisition. The segments were identified based on factors including the nature of products and services, certain quantitative thresholds, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes. During the third quarter of 2004, as a result of the then pending sale of the Company’s package logistics business and the shutdown of MLI, management revised the Company’s reportable segments to eliminate the previously reported Logistics segment and to aggregate the remaining logistics operations (primarily print logistics) with the Company’s Publishing and Retail Services segment. Prior periods have been reclassified to conform to the new reporting structure. The reported segment results reflect the results of Moore Wallace from the Acquisition Date. The new reportable segments are:

Publishing and Retail Services.    The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

Integrated Print Communications and Global Solutions.    The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Direct Mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America and Europe.

•	Financial Print: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets; as well as customized communications solutions for investment management, banking, insurance and managed care companies.

•	Business Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-Run Commercial Print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine and catalog markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

Forms and Labels.    The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, including print-on-demand services, from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs, books and directories. The segment’s Peak Technologies business provides integration, maintenance and consulting services related to automatic identification and data collection systems and hardware.

Corporate.    The Corporate segment represents non-operating expenses. These costs represent unallocated general and administrative expenses including, in part, executive, finance, information technology, human resources and certain facility costs.

TRENDS

The Company operates principally in the commercial print portion of the print industry, with related service offerings designed to offer customers complete solutions for communicating their messages to targeted audiences. The dominant macro-economic and industry-wide trend in recent years has been weaker demand during a slow economy that has generated excess industry capacity resulting in increased competition, downward pricing pressures and international competition. As a result of this environment, the Company has focused on reducing costs in order to enhance operating margins. Management believes this environment will continue to lead to more consolidation within the print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset industry excess-capacity and pricing pressures.

All of the Company’s operating segments are affected by consumer confidence and economic growth rates, as these factors affect the level of advertising and merchandising activity and, therefore, demand for printing and mailing volumes. While general economic trends have recently begun to improve, the Company believes it has not fully realized the positive effects of the economic recovery.

Paper is a significant raw material for the Company. As such, fluctuations in its price can affect the Company’s operations. Prices for certain paper grades have increased in 2004 and are expected to continue to increase in the fourth quarter. Although the pricing environment is difficult, the Company expects to raise prices to cover a substantial portion of these increases, but there is no assurance that the Company will be successful in passing these increases to customers.

By-product revenues are directly affected by fluctuations in the price of paper. The Company believes that favorable by-product revenues will continue throughout the remainder of 2004 as paper prices are expected to remain at a higher level versus 2003.

The Company is assessing the continued impact of the rise in the price of crude oil on fuel costs. The Company believes it is able to pass a substantial portion of the increase in fuel prices directly to its customers in order to offset the impact of these increases. The Company does not believe that the recent increase in crude oil prices has had a material impact on the Company’s results of operations or financial condition for the three and nine months ended September 30, 2004. However, the Company cannot predict the impact that price increases in crude oil will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated results of operations or financial position.

The Company seeks to countervail these trends by leveraging its position and size, generating continued productivity improvements and enhancing the value the Company delivers to its customers by offering products and services to improve effectiveness and reduce total delivered cost. The Company implemented a number of strategic initiatives including the acquisition of complementary businesses, the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts and the disposal of non-core businesses. As a result, the Company has created a broader platform to sell more products and services, as well as improve revenue and profit growth within its current customer base.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The following table shows net sales and income (loss) from continuing operations for each of the Company’s continuing reportable segments:

	Net Sales		Income (Loss) from Continuing Operations
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Publishing and Retail Services	$695.9	$647.4	$101.9	$94.1
Integrated Print Communications	795.9	373.5	111.9	37.6
Forms and Labels	476.7	32.4	36.3	(5.5)

Total operating segments	1,968.5	1,053.3	250.1	126.2
Corporate	—	—	(64.3)	(29.1)

Total continuing operations	$1,968.5	$1,053.3	$185.8	$97.1

Consolidated

Net sales for the three months ended September 30, 2004 increased $915.2 million, or 86.9%, to $1,968.5 million versus the same period in the prior year. The increase was primarily due to the inclusion of $841.1 million in net sales related to the Acquisition, increased volumes in the financial print business attributable to improved business activity and transaction levels in the U.S. and international financial markets, and improvements in the Publishing and Retail Services segment from increased volumes in the magazine, catalog and retail business. While management believes that internal cross-selling efforts will result in increased penetration within current markets as the Company leverages its expanded product portfolio following the Acquisition, printing industry capacity, pricing pressures and electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales increased $637.0 million to $1,397.8 million for the three months ended September 30, 2004 versus the same period in the prior year, which was primarily due to the Acquisition ($589.6 million). Cost of sales as a percentage of consolidated net sales decreased from 72.2% to 71.0% primarily due to the benefits achieved through restructuring and cost reduction initiatives and incremental procurement savings.

Selling, general and administrative expenses increased $140.8 million to $266.7 million for the three months ended September 30, 2004 versus the same period in the prior year which was primarily due to the Acquisition ($140.0 million). Selling, general and administrative expenses as a percentage of consolidated net sales increased to 13.5% in 2004 from 12.0% in 2003 primarily due to a $12.5 million increase in employee incentive related costs, a $3.3 million litigation provision and $5.3 million in costs for Sarbanes-Oxley Act compliance. In addition, the Company recognized $9.0 million of pension and postretirement expense in the three months ended September 30, 2004 versus $1.0 million in the same period in 2003 due to changes in actuarial benefit assumptions and the inclusion of benefit obligations acquired in the Acquisition. Also included in the three months ended September 30, 2004 was a $3.0 million charge for integration expenses related to the Acquisition. Management anticipates that savings from restructuring activities related to the Acquisition and cost containment efforts will favorably impact the selling, general and administrative expense margin. These savings will likely be partially offset by certain integration related expenses.

During the three months ended September 30, 2004, the Company recorded net restructuring and impairment charges of $17.2 million. Restructuring charges of $14.8 million related to workforce reductions (approximately 740 positions) and lease exit costs as a result of the closing of certain direct mail and forms and labels facilities. Impairment charges of $2.4 million related to the abandonment of certain fixed assets.

Management believes that restructuring activities will continue throughout the remainder of 2004 as the Company eliminates additional duplicative functions and rationalizes its manufacturing, sales and administrative platforms as a result of the Acquisition. During the three months ended September 30, 2003, the Company recorded $1.4 million of net restructuring and impairment charges primarily related to workforce reductions (approximately 50 positions) and the relocation of employees and equipment from closed facilities.

Depreciation and amortization increased $32.9 million to $101.0 million for the three months ended September 30, 2004 compared to the same period in 2003, which is more than accounted for by the Acquisition. Depreciation and amortization related to the Acquisition includes amortization of purchased intangibles ($11.1 million) related to customer relationships, patents and covenants not to compete.

Income from continuing operations for the three months ended September 30, 2004 was $185.8 million versus $97.1 million for the three months ended September 30, 2003. The increase is primarily due to the impact of the Acquisition ($57.8 million) and improved operating results in the current year ($31.0 million), partially offset by restructuring, impairment and integration charges of $21.6 million.

Interest expense, net, increased by $10.2 million for the three months ended September 30, 2004 versus the same period in 2003, due to the $1.0 billion of debt assumed in conjunction with the Acquisition. See “Liquidity and Capital Resources.”

Investment and other income (expense), net, for the three months ended September 30, 2004 includes a $1.0 million loss on the disposition of an investment in Latin America and $4.0 million of expense related to the decline in the underlying estimated fair market values of the Company’s affordable housing investments ($4.0 million in 2003).

For the three months ended September 30, 2004, the difference between the effective tax rate and the statutory tax rate primarily relates to a tax benefit resulting from the sale of an investment in Latin America and affordable housing credits. The Company anticipates that during the fourth quarter of 2004, upon the expiration of certain federal and state statutory limitations, a tax benefit may be recognized which may have a significant impact on the Company’s effective tax rate.

Net earnings from continuing operations for the three months ended September 30, 2004 was $114.4 million or $0.52 per diluted share versus net earnings from continuing operations of $57.9 million or $0.51 per diluted share in the prior year. The increase in net earnings is primarily accounted for by the impact of the Acquisition, increased volumes primarily from the financial print and magazine, catalog, and retail businesses and benefits achieved through cost reduction efforts, partially offset by restructuring and integration related charges. Management believes that the financial results will continue to be unfavorably impacted throughout the remainder of 2004 as integration activities related to the Acquisition continue, which will result in additional charges as the Company integrates and rationalizes its manufacturing, sales and administrative platforms.

Net loss from discontinued operations was $1.6 million for the three months ended September 30, 2004. The reduction of the net loss from $4.1 million in the prior period was primarily due to an improvement in the operating results of the package logistics business versus the prior year due to benefits achieved through cost reduction efforts, partially offset by charges related to the shutdown of MLI.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Three Months Ended September 30,
	2004	2003
	(in millions)
Net sales	$695.9	$647.4
Income from continuing operations	$101.9	$94.1
Included in income from continuing operations:
Restructuring and impairment charges—net	$1.7	$0.5

Net sales for the Publishing and Retail Services segment for the three months ended September 30, 2004 were $695.9 million, an increase of $48.5 million, or 7.5%, compared to the same period in 2003 due to the Acquisition and to volume increases in the magazine, catalog and retail business as a result of advertising page growth, incremental volume from existing customers and new business wins. Net sales for the remaining logistics business for the three months ended September 30, 2004 increased $38.5 million, or 49.5%, from the same period a year ago due to the Acquisition ($21.7 million) and increased print logistics and expedited service volumes due to growth in net sales from both the Publishing and Retail Services segment and third-party customers.

Income from continuing operations for the Publishing and Retail Services segment for the three months ended September 30, 2004 increased $7.8 million, or 8.3%, to $101.9 million compared to the same period in the prior year primarily due to the Acquisition ($7.1 million) and increased volumes, benefits achieved through productivity, restructuring and cost containment initiatives, and incremental procurement savings. The continued impact of these initiatives are expected to more than offset the continued effects of price erosion on operating income for the remainder of 2004.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Three Months Ended September 30,
	2004	2003
	(in millions)
Net sales	$795.9	$373.5
Income from continuing operations	$111.9	$37.6
Included in income from continuing operations:
Restructuring and impairment charges—net	$4.3	$0.7
Integration costs	$1.4	$—

Net sales for the Integrated Print Communications segment increased by $422.4 million, or 113.1%, to $795.9 million for the three months ended September 30, 2004 from the same period in the prior year, primarily due to the Acquisition ($379.7 million), increased financial print net sales and improved international results. Net sales in the financial print business benefited from continued improved global capital markets activity, stable domestic compliance activity and continued increased customized communications solutions business attributable to higher activity in the mutual funds market. Increased net sales in the book business reflects increased market share in the educational book market. Increased net sales in the European operations reflects favorable volumes and currency exchange rates, while strength in the Asian operations reflects increased domestic activity and export book business. However, volatility in global capital markets will likely have an unfavorable impact on demand for capital markets services in the financial print business for the remainder of 2004.

Since the Integrated Print Communications segment results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date (acquired Moore Wallace operations account for approximately 48.0% of the segment net sales), management believes that the following comments related to the revenue trends affecting the acquired operations in the segment for the three months ended September 30, 2004 versus the results for the three months ended September 30, 2003 are relevant. Commercial print continues to be unfavorably impacted by price erosion related to excess capacity in the industry. Growth in the business communications services unit was driven by new customer volumes and increased activity across the major industry sectors served.

Income from continuing operations for the Integrated Print Communications segment for the three months ended September 30, 2004 increased $74.3 million to $111.9 million versus the same period in 2003, due to the Acquisition ($50.8 million), volume increases, and benefits achieved from prior year restructuring actions and other cost reduction initiatives. Income from continuing operations for the three months ended September 30, 2004 included $3.6 million of workforce reduction and facility exit charges related to the rationalization of the direct mail and financial print businesses. Operating results for the remainder of 2004 will continue to benefit from the restructuring actions and cost reduction initiatives implemented during the first nine months of 2004.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Three Months Ended September 30,
	2004	2003
	(in millions)
Net sales	$476.7	$32.4
Income (loss) from continuing operations	$36.3	$(5.5)
Included in income (loss) from continuing operations:
Restructuring and impairment charges—net	$9.6	$—
Integration costs	$0.6	$—

Net sales for the Forms and Labels segment increased $444.3 million to $476.7 million due primarily to the Acquisition (approximately 90% of the segment net sales). Since the Forms and Labels segment results reflect largely the acquired operations of Moore Wallace subsequent to the Acquisition Date management believes that the following comments in relation to the revenue trends affecting net sales for the segment for the three months ended September 30, 2004 versus September 30, 2003 are relevant. The forms and labels industry is in secular decline. The business continues to be adversely affected by volume declines attributable to continuing industry-wide trends of electronic substitution and price competition related to excess capacity in the industry. Paper prices have increased in 2004 and further increases in paper prices are expected in the fourth quarter. Although the pricing environment is difficult, the Company expects to raise prices to cover a substantial portion of these increases, but there is no assurance that the Company will be successful.

Income from continuing operations increased for the three months ended September 30, 2004 to $36.3 million due to the Acquisition ($33.8 million) and improved Latin American operating results that more than offset net restructuring and impairment charges and integration costs of $10.2 million. Management believes that due to continued volume declines and excess capacity in the industry, future restructuring initiatives will continue to result in charges, which may be significant, and will unfavorably impact the financial results of the Forms and Labels segment for the next several quarters.

Corporate

Corporate operating expenses increased $35.2 million to $64.3 million for the three months ended September 30, 2004 versus the same period in 2003. The increase is primarily due to the Acquisition ($24.3 million), integration costs ($2.4 million), increased employee related incentive costs ($6.7 million), a litigation provision ($3.3 million) and incremental costs incurred related to Sarbanes-Oxley Act compliance ($5.3 million) and the amortization of purchased intangibles ($10.1 million). The increase was partially offset by benefits achieved through restructuring actions and cost containment initiatives taken during 2004. Management anticipates that it may incur future restructuring and integration related charges for the remainder of 2004 as the Company continues to eliminate duplicative functions due to the Acquisition. These charges will be partially offset by savings realized as a result of these restructuring actions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AS

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table shows net sales and income (loss) from continuing operations for each of the Company’s continuing reportable segments:

	Net Sales		Income (Loss) from Continuing Operations
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004 (1)	2003	2004	2003
	(in millions)
Publishing and Retail Services	$1,979.3	$1,821.9	$183.3	$191.3
Integrated Print Communications	2,043.0	1,072.8	232.1	96.9
Forms and Labels	1,156.5	93.0	35.0	(16.3)

Total operating segments	$5,178.8	$2,987.7	$450.4	$271.9
Corporate	—	—	(217.7)	(99.9)

Total continuing operations	$5,178.8	$2,987.7	$232.7	$172.0

(1)	Reflects Moore Wallace results from the Acquisition Date.

Consolidated

Net sales for the nine months ended September 30, 2004 increased $2,191.1 million, or 73.3%, to $5,178.8 million versus the same period in the prior year. The increase was primarily due to the Acquisition ($1,981.8 million), increased volumes in the financial print business attributable to improved business activity and transaction levels in the U.S. and international financial markets, and an improvement in the Publishing and Retail Services segment due to increased volume. The increases were partially offset by a decline in the book business within the Integrated Print Communications segment, primarily due to pricing pressure, a shift in volume to lower priced products and the comparative impact of major consumer title releases in 2003 versus 2004. While management believes that internal cross-selling efforts will result in increased penetration within current markets as the Company leverages its expanded product portfolio following the Acquisition, printing industry excess capacity, pricing pressures and electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales increased $1,613.4 million to $3,829.4 million for the nine months ended September 30, 2004 versus the same period in the prior year which was primarily due to the Acquisition ($1,462.1 million). Acquisition costs included in cost of sales related to a charge associated with fair value adjustments for inventory and backlog ($66.9 million). These increases were partially offset by benefits achieved through restructuring and cost reduction initiatives and incremental procurement savings.

Selling, general and administrative expenses increased $352.4 million to $739.2 million for the nine months ended September 30, 2004 versus the same period in the prior year which was primarily due to the Acquisition ($342.5 million). Selling, general and administrative expenses as a percentage of consolidated net sales increased to 14.3% in 2004 from 12.9% in 2003. This increase is primarily due to provisions of $25.1 million related to litigation, insurance, termination benefits and sales and use taxes as well as a $20.5 million increase in employee incentive related costs for the nine months ended September 30, 2004 versus the prior year. In addition, the Company recognized $25.2 million of pension and postretirement expense in the nine months ended September 30, 2004 versus $3.1 million in the same period in 2003 due to changes in actuarial benefit assumptions and the inclusion of benefit obligations acquired in the Acquisition. Also included in the nine months ended September 30, 2004 was $6.1 million of integration charges related to the Acquisition. Management anticipates that savings from restructuring activities related to the Acquisition and other cost containment efforts will favorably impact the selling, general and administrative expense margin. These savings will likely be partially offset by integration related expenses.

During the nine months ended September 30, 2004, the Company recorded net restructuring and impairment charges of $92.7 million. Restructuring charges of $75.9 million include workforce reduction costs (approximately 2,010 positions) primarily related to the elimination of duplicative administrative functions resulting from the Acquisition and the reorganization of certain operating activities, as well as lease exit costs. For the nine months ended September 30, 2004, the Company recorded impairment charges of $16.8 million. The impairment charge included $11.5 million for the abandonment of certain Publishing and Retail Services related enterprise software projects, $2.1 million for the write-down of a Publishing and Retail Services customer contract and $0.8 million related to other Publishing and Retail Services assets. Additional impairment charges of $2.4 million related to software and other assets in the Forms and Labels segment and the book and direct mail businesses. Management believes that restructuring activities will continue throughout the remainder of 2004 as the Company eliminates additional duplicative functions and rationalizes its manufacturing, sales and administrative platforms as a result of the Acquisition. During the nine months ended September 30, 2003, the Company recorded $9.3 million of net restructuring and impairment charges primarily related to workforce reductions (approximately 260 positions), the relocation of employees and equipment from closed facilities and the curtailment of the Company’s postretirement benefit plan.

Depreciation and amortization increased $81.2 million to $284.8 million for the nine months ended September 30, 2004 compared to the same period in 2003, which is more than accounted for by the Acquisition. Acquisition related depreciation and amortization includes $25.9 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete.

Income from continuing operations for the nine months ended September 30, 2004 increased by $60.7 million versus the prior year to $232.7 million. The increase was primarily due to the Acquisition ($63.7 million) and improved operating results in the current year, which more than offset a $66.9 million adjustment for the fair value of inventory and backlog from the Acquisition, $92.7 million of net restructuring and impairment charges ($9.3 million in 2003) and $8.3 million of integration related charges.

Interest expense, net, increased by $26.3 million for the nine months ended September 30, 2004 versus the same period in 2003, primarily due to the $1.0 billion of debt assumed in conjunction with the Acquisition.

Investment and other income (expense), net, for the nine months ended September 30, 2004 was $5.6 million of income versus $5.1 million of expense for the same period in 2003, primarily due to a net gain on the disposal of investments in Latin America ($14.2 million) in 2004. Also included in investment and other income (expense), net, are charges of $11.0 million and $13.7 million, respectively, for the nine months ended September 30, 2004 and 2003, reflecting a decline in the underlying estimated fair market values of the Company’s affordable housing investments.

For the nine months ended September 30, 2004, the difference between the effective tax rate and the statutory tax rate primarily relates to the net benefit resulting from the sale of certain investments in Latin America during the first and third quarters of 2004 and affordable housing credits.

Net earnings from continuing operations for the nine months ended September 30, 2004 increased by $31.6 million versus the same period in the prior year to $114.4 million, or $0.57 per diluted share. For the same period in 2003, the Company reported net earnings from continuing operations of $82.8 million, or $0.73 per diluted share. Earnings per share in 2004 reflects the impact of the 102.1 million shares issued in conjunction with the Acquisition. Net earnings for the nine months ended September 30, 2004 reflects the incremental results of the Acquisition and improved operating results, which more than offset the unfavorable impact of the fair value adjustment of inventory and backlog and net restructuring and impairment charges. Management believes that the financial results will continue to be unfavorably impacted throughout the remainder of 2004 as integration activities related to the Acquisition continue which may result in additional charges as the Company integrates and rationalizes its manufacturing, sales and administrative platforms.

Net loss from discontinued operations was $66.2 million for the nine months ended September 30, 2004. The net loss was primarily due to restructuring and impairment charges of $108.5 million. During the first quarter of 2004, the Company recorded a pretax impairment charge of $13.5 million for goodwill and intangibles for MLI, as the carrying value of the assets exceeded the future cash flows expected to be generated by the assets. During the second quarter of 2004, the Company recorded an impairment charge of $89.1 million in conjunction with the pending disposition of its package logistics business, as the fair value was less than the carrying amount of the net assets. Fair value was determined by using management’s best estimate of fair value based on the amounts for which the net assets could be sold in the marketplace. Other charges of $0.7 million for fixed asset impairments were recorded in the three and nine months ended September 30, 2004. Also included in the results of discontinued operations for the nine months ended September 30, 2004 were restructuring charges of $0.3 million recorded prior to the decision to dispose of the package logistics business and $4.9 million for the shutdown of MLI. These restructuring charges include workforce reduction (750 employees) and lease exit costs.

For the nine months ended September 30, 2004, the Company recorded a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Management does not believe that the consolidation of these partnerships will have an ongoing material effect on the Company’s consolidated results of operations, cash flows or financial position.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Net sales	$1,979.3	$1,821.9
Income from continuing operations	$183.3	$191.3
Included in income from continuing operations:
Restructuring and impairment charges—net	$39.0	$2.5

Net sales for the Publishing and Retail Services segment for the nine months ended September 30, 2004 were $1,979.3 million, an increase of $157.4 million, or 8.6%, compared to the same period in 2003 due to the Acquisition and volume increases across all businesses in the segment. Net sales for the remaining logistics business for the nine months ended September 30, 2004 increased $93.0 million, or 42.1%, from the same period a year ago due to the Acquisition ($50.7 million) and increased print logistics and expedited service volumes due to growth in net sales from both the Publishing and Retail Services segment and third-party customers. Net sales in the magazine, catalog and retail business increased for the nine months ended September 30, 2004 versus the same period in the prior year due to volume increases related to major customers, partially offset by price declines. Net sales in the directories business for the nine months ended September 30, 2004 increased versus the same period in the prior year despite pricing pressures and unfavorable product mix.

Income from continuing operations for the Publishing and Retail Services segment for the nine months ended September 30, 2004 declined $8.0 million, or 4.2%, to $183.3 million compared to the same period in the prior year due to restructuring and impairment charges of $39.0 million. These charges were partially offset by the improved results of the logistics business due to the Acquisition ($15.1 million), increased volumes, productivity and cost containment initiatives and incremental procurement savings.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Net sales	$2,043.0	$1,072.8
Income from continuing operations	$232.1	$96.9
Included in income from continuing operations:
Restructuring and impairment charges—net	$17.5	$4.4
Fair market value adjustment for inventory and backlog related to the Acquisition	$17.5	$—
Integration charges	$1.6	$—

Net sales for the Integrated Print Communications segment increased by $970.2 million, or 90.4%, to $2,043.0 million for the nine months ended September 30, 2004 compared to the same period in the prior year primarily due to the Acquisition ($877.3 million), increased financial print sales resulting from improved global capital markets and stable domestic compliance activity and customized communications solutions business activity, as well as strength in the international operations, which benefited from improved volumes and favorable currency exchange. These improved results were partially offset by declines in the direct mail business due to pricing and volume pressures at existing customers and declines in net sales in the book business primarily due to first quarter weakness in domestic demand, unfavorable product mix related to education and religious markets, and price competition in the marketplace.

Since the Integrated Print Communications segment’s results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments related to the revenue trends affecting the acquired operations in the segment for the nine months ended September 30, 2004 versus the results for the nine months ended September 30, 2003 is relevant. Commercial print continues to be unfavorably impacted by price erosion due to excess capacity in the industry. Growth in outsourcing business was attributable to new customer volumes and increased activity across the major industry sectors served.

Income from continuing operations for the Integrated Print Communications segment for the nine months ended September 30, 2004 increased $135.2 million to $232.1 million versus the same period in 2003, due to the Acquisition ($110.1 million), volume increases, and benefits achieved from prior year restructuring actions and other cost reduction efforts. Income from continuing operations for the nine months ended September 30, 2004 included $17.5 million of net restructuring and impairment charges across the book, financial print and direct mail businesses and $17.5 million of charges for the fair market value adjustment for inventory and backlog and other integration costs ($1.6 million) related to the Acquisition. Operating results for the remainder of 2004 will continue to benefit from the restructuring actions and cost reduction initiatives implemented during the first nine months of 2004.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Net sales	$1,156.5	$93.0
Income (loss) from continuing operations	$35.0	$(16.3)
Included in income (loss) from continuing operations:
Restructuring and impairment charges—net	$17.1	$1.1
Fair market value adjustment for inventory and backlog related to the Acquisition	$49.4	$—
Integration charges	$1.9	$—

Net sales for the nine months ended September 30, 2004 increased $1,063.5 million to $1,156.5 million due primarily to the Acquisition ($1,054.1 million). Since the Forms and Labels segment results reflect largely the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments in relation to the revenue trends affecting net sales in the Forms and Labels segment for the nine months ended September 30, 2004 versus the results for the nine months ended September 30, 2003 are relevant. The forms and labels industry is in secular decline. The business continues to be adversely affected by volume declines attributable to continuing industry-wide trends of electronic substitution and price competition related to excess capacity in the industry. Paper prices have increased in 2004 and further increases are expected in the fourth quarter of 2004. Although the pricing environment is difficult, the Company expects to raise prices to cover a substantial portion of these increases, but there is no assurance that the Company will be successful.

Income from continuing operations of $35.0 million includes $51.3 million of charges for the fair market value adjustment for inventory and backlog and other integration costs related to the Acquisition, and $17.1 million related to net restructuring and impairment charges related to the reorganization of the segment subsequent to the Acquisition. Management believes that due to continued volume declines and excess capacity in the industry, future restructuring initiatives will continue to result in charges, which may be significant and will unfavorably impact the financial results of the Forms and Labels segment for the next several quarters.

Corporate

Corporate operating expenses increased $117.8 million to $217.7 million for the nine months ended September 30, 2004 versus the same period in 2003. The increase is primarily due to the Acquisition, restructuring charges ($19.1 million) for workforce reductions, integration charges ($4.8 million), and provisions for litigation, insurance, termination benefits and sales and use taxes ($25.1 million) as well as the amortization of purchased intangibles ($23.6 million). In addition, the nine month period ended September 30, 2004 included increased employee related incentive costs ($12.4 million). Management anticipates that it may incur future restructuring and integration related charges for the remainder of 2004 as the Company eliminates duplicative functions due to the Acquisition. These charges will be partially offset by savings realized as a result of these restructuring actions.

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

In March 2004, the Company issued $400.0 million of 3.75% notes due in 2009 and $600.0 million of 4.95% notes due in 2014 (collectively, the “Senior Notes”) at a combined $3.0 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2004. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to fund the redemption of Moore Wallace debt assumed in connection with the Acquisition that included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of the Moore Wallace 7.875% senior unsecured notes. The senior secured credit facility was repaid on the Acquisition Date, and on March 29, 2004, the Company redeemed the 7.875% senior unsecured notes at a price that included a $57.5 million premium. Additionally, during the first quarter the Company’s commercial paper program was increased from $350.0 million to $1.0 billion. As of September 30, 2004, there were no borrowings under the commercial paper program.

In connection with the Acquisition, the Company entered into a $1.0 billion five-year unsecured revolving credit facility (the “Facility”) in February 2004, which bears interest at variable interest rates plus a basis point spread. The Facility, which replaced the Company’s previous $350.0 million bank credit facilities, reduced the Company’s liquidity risk due to increased availability and the extended maturity versus the prior facilities. The Facility will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, limit additional indebtedness, and limit the ability of the Company to engage in certain transactions with affiliates, create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of September 30, 2004, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.9% on the total unused portion of the Facility. The Company also has $181.1 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of September 30, 2004, total borrowings under these facilities were $27.7 million. As of September 30, 2004, the Company had approximately $53.2 million in outstanding letters of credit, of which approximately $33.7 million reduced availability under the Company’s credit facilities.

The Company was in compliance with its debt covenants as of September 30, 2004.

As of September 30, 2004, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission.

As a result of the Acquisition, Moody’s Investors Services and Standard and Poor’s downgraded the Company’s senior debt and commercial paper program ratings. The senior debt rating remains investment grade. Neither downgrade is expected to impact the Company’s access to liquidity and is expected to have only a modest impact on pricing.

Net cash provided by operating activities from continuing operations was $525.1 million for the nine months ended September 30, 2004, compared to net cash provided of $251.4 million for the same period last year. The change was due to better operating cash flow results due to the inclusion of Moore Wallace operations from the Acquisition Date.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2004, was $2.7 million versus net cash used of $100.6 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, capital expenditures totaled $145.2 million versus $132.3 million for the nine months ended September 30, 2003. The increase was primarily due to increased spending during 2004 as the Company made investments to create a more efficient print platform to serve the magazine, catalog and retail customers. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company has increased its focus on cost containment initiatives, which will likely impact future capital investment decisions. The Company expects that capital expenditures will increase in the fourth quarter of 2004 as the Company begins to invest in the redesign of the Publishing and Retail Services platform. However, the Company expects that capital expenditures for the full year will be less than $300.0 million. The Company anticipates that capital expenditures will increase in 2005 due to the need for additional capacity in the Publishing and Retail segment. Net cash acquired from the Acquisition was $66.1 million, reflecting cash acquired less cash transaction costs paid. Additionally, during the nine months ended September 30, 2004, the Company received $37.5 million of proceeds on the sale of investments in Latin America, $19.4 million on the sale of certain assets held for sale and $5.3 million from an eminent domain settlement with the state of Georgia.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2004 was $180.5 million compared to $111.7 million for the same period in 2003. The increase primarily relates to repayment of short-term debt and cash dividends paid on the incremental shares issued in conjunction with the Acquisition, offset by proceeds received from the exercise of options.

Net cash provided by discontinued operations for the nine months ended September 30, 2004 was $5.0 million versus net cash used in discontinued operations of $35.3 million for the nine months ended September 30, 2003. The increase primarily results from the decrease in the operating assets and liabilities of discontinued operations in 2004 and the decrease in cash paid for capital expenditures and the acquisition of MLI in the same period in 2003.

Under the terms of a settlement agreement with respect to a class action lawsuit, Jones, et al. v. R.R. Donnelley & Sons Co., filed against the Company in 1996, the Company will pay $15.0 million into escrow for distribution to the plaintiffs and their attorneys upon the settlement becoming final. The payment will be made on or before November 11, 2004 and is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

During each of the first three quarters of 2004 the Company paid a quarterly cash dividend of $0.26 per common share. On September 30, 2004, the Board of Directors of the Company approved a quarterly cash dividend of $0.26 per common share, payable on December 1, 2004. Based on the current dividend per share, dividends declared by the Company subsequent to the Acquisition will result in larger cash outflows than in prior years, due to the increase in common shares outstanding from the Acquisition. The Company believes that it will be able to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors, complete the Company’s restructuring obligations and support the ongoing activities of its businesses.

The Company did not acquire any shares of its common stock in open market purchases during the nine months ended September 30, 2004.

Risk Management

At September 30, 2004, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the 5.0% debentures due November 2006.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues and expenses are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of September 30, 2004, the aggregate notional amount of outstanding forward contracts was approximately $26.5 million. Gains and losses from these foreign currency contracts were not significant at September 30, 2004. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the performance of the Company’s businesses following the Acquisition and the ability of the Company to integrate operations successfully and achieve enhanced earnings or affect cost savings;

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization and other key strategies;

•	the ability to divest non-core businesses;

•	successful negotiation, execution and integration of acquisitions;

•	future growth rates in our core businesses;

•	competitive pressures in all markets in which we operate;

•	changes in the capital markets that affect demand for financial printing;

•	changes in postal rates and postal regulations;

•	changes in the advertising and printing markets;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, our competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of our systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in our filings with United States and Canadian securities authorities.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4.

Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

The Company disclosed in its Annual Report on Form 10-K, filed with the SEC on February 23, 2004, internal control deficiencies affecting the timeliness and accuracy of recording certain transactions in the

Company’s package logistics business. The disparate operating and financial information systems supporting the package logistics business have inherent limitations resulting in a control environment heavily reliant upon manual processes and procedures that are detective in nature, as opposed to controls in business processes and systems that would be more preventive in nature. As a result, as this business has grown and entered into more complex customer and carrier arrangements and transactions, the existing internal controls were not adequate to detect errors in the capturing, processing and reporting of certain transactions on a timely basis.

During the third quarter of 2004, the Company substantially completed its remediation of these issues.

In July of 2004, the Company entered into a definitive agreement to sell its package logistics business (see Note 3 of the Notes to Consolidated Financial Statements). The sale closed on October 29, 2004.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Company’s Annual Report on Form 10-K for 2003, a class action lawsuit, Jones, et al. v. R.R. Donnelley & Sons Co., was filed against the Company in 1996. The district court judge in the case certified three plaintiff classes.

On October 21, 2004, the district court judge granted preliminary approval of a settlement agreement with respect to Jones. Notice of the settlement has been sent to the plaintiffs and any objections by the plaintiffs are to be returned by November 19, 2004. A fairness hearing is scheduled for November 30, 2004. Under terms of the agreement, on or before November 11, 2004 the Company will pay $15.0 million into escrow for distribution to the plaintiffs and their attorneys upon the settlement becoming final. The settlement agreement specifically provides that the Company does not admit any of the allegations of wrongdoing and that the settlement is made in connection with the plaintiffs releasing the Company from all discrimination claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(e) On December 31, 2003, Moore Wallace acquired Payment Processing Solutions, Inc. (“PPS”), a provider of mortgage statement processing solutions, for a combination of cash and shares of Moore Wallace common stock which were subsequently exchanged for shares of Company common stock as part of the Acquisition. Pursuant to the terms of the PPS purchase agreement, the sellers owed Moore Wallace a working capital adjustment of approximately $1.0 million and on August 20, 2004, the Company received 33,074 common shares of the Company as payment of the working capital adjustment (calculated based on a per share price of $30.25, the closing price of common shares of the Company on the New York Stock Exchange on August 20, 2004).

Item 4. Submission of Matters to a Vote of Security Holders

The Company will hold its 2005 Annual Meeting of Stockholders on May 26, 2005. Any proposals that stockholders wish to present at the 2005 Annual Meeting must be received by December 17, 2004 in order to be considered for inclusion in the company’s proxy materials. The Corporate Responsibility & Governance Committee of the Board of Directors will consider stockholders’ nominees for the Board of Directors and stockholder proposals submitted for the meeting.

A stockholder wishing to nominate a candidate for election to the Board, or make a proposal at the 2005 Annual Meeting, is required to give appropriate written notice to the Secretary of the Company, which must be received by the Company between 60 to 90 days before the meeting. If notice or public announcement of the meeting date comes less than 75 days before the meeting, stockholders are required to submit a notice of nomination or proposal within ten days after the meeting date is announced.

A nomination or proposal that does not supply adequate information about the nominee or proposal and the stockholder making the nomination or proposal will be disregarded. All proposals or nominations should be addressed to: Secretary, R.R. Donnelley & Sons Company, 77 West Wacker Drive, Chicago, Illinois 60601-1696.

Item 6. Exhibits

(a) Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed February 20, 2004)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed June 18, 2004)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.6	Registration Rights Agreement, dated March 10, 2004 among the Company, Citigroup Global Markets, Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.7	Registration Rights Agreement, dated as of December 21, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.8	Registration Rights Agreement, dated as of December 28, 2001, between Moore Corporation Limited, the GSC Investors listed on a schedule thereto and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed February 13, 2003)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001*

10.2	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.3	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997)*

10.4	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.5	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.6	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.7	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed March 3, 2004) *

10.9	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.10	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001) *

10.11	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.18	Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.19	Separation Agreement dated March 24, 2004 between the Company and John C. Campanelli (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.20	Separation Agreement dated April 17, 2004 between the Company and Joseph C. Lawler (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.21	Separation Agreement dated April 16, 2004 between the Company and Robert S. Pydrowski (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.22	Separation Agreement dated April 15, 2004 between the Company and Gregory A. Stoklosa (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.23	Agreement dated December 26, 2003 between the Company and Michael B. Allen (incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on February 23, 2004) *

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Kevin J. Smith, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Kevin J. Smith, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date:                     November 8, 2004