Form 10-K
period 2004-12-31
DONNELLEY R R & SONS CO
filed 2005-03-14
CIK 29669

Form 10-K

R.R. DONNELLEY & SONS COMPANY - RRD

Filed: March 14, 2005 (period: December 31, 2004)

Annual report which provides a comprehensive overview of the company for the past year

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4694

R. R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77 West Wacker Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common (Par Value $1.25) Preferred Stock Purchase Rights	New York, Chicago, Pacific and Toronto Stock Exchanges New York, Chicago, Pacific and Toronto Stock Exchanges

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☑    No  ☐

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $6,991,778,493.

As of February 28, 2005, 215,396,280 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 26, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

R.R. Donnelley & Sons Company (“RR Donnelley” or the “Company”) is the world’s premier full-service global print provider and the largest printing company in North America, serving customers in the publishing, healthcare, advertising, retail, telecommunications, technology, financial services, and many other industries. Founded more than 140 years ago, the Company provides solutions in commercial printing, forms and labels, direct mail, financial printing, print fulfillment, business communication outsourcing, logistics, online services, digital photography, color services and content and database management.

On November 8, 2003, the Company entered into an agreement to acquire Moore Wallace Incorporated (“Moore Wallace”) providing for each common share of Moore Wallace to be exchanged for 0.63 of a share of common stock of the Company (the “Acquisition”). The Acquisition was completed on February 27, 2004 (the “Acquisition Date”), and as such, the Company’s results of operations for the year ended December 31, 2004 include the results of Moore Wallace from the Acquisition Date. The strategy for the new organization is focused on reducing costs, increasing profitability, increasing cash flow and enhancing revenue opportunities. Management believes the Acquisition will continue to enhance the Company’s combined competitive position within the industry by enabling the Company to become a full-service global print provider with highly complementary products and services. Management also believes the Acquisition will enable the Company to improve profitability, achieve significant cost and procurement synergies and leverage complementary products and services through cross-selling opportunities; however, implementing reorganization activities, including the relocation of the global headquarters within the Chicago area, will likely result in future charges, which may be substantial.

During the second quarter of 2004, management changed the Company’s reportable segments to reflect the impact of the Acquisition. The segments were identified based on factors including the nature of products and services, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes. During the third quarter of 2004, as a result of the then pending sale of the Company’s package logistics business and the shutdown of Momentum Logistics, Inc. (“MLI”), management revised the Company’s reportable segments to eliminate the previously reported Logistics segment and to combine the remaining logistics operations (primarily print logistics) with the Company’s Publishing and Retail Services segment. Due to a change in strategic focus subsequent to the Acquisition, in December 2004 the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment, and it is accordingly presented as a discontinued operation. Prior periods have been reclassified to conform to this reporting structure. The reported segment results reflect the results of Moore Wallace from the Acquisition Date. The current reportable segments are:

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

The Publishing and Retail Services segment accounted for 39.3% of the Company’s consolidated net sales in 2004.

Integrated Print Communications.    The Integrated Print Communications segment consists primarily of short-run and variable print operations in the following lines of business:

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

The Integrated Print Communications segment accounted for 40.2% of the Company’s consolidated net sales in 2004.

Forms and Labels.    The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, including print-on-demand services, from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs, books and directories.

The Forms and Labels segment accounted for 20.5% of the Company’s consolidated net sales in 2004.

Corporate.    The Corporate segment includes unallocated net earnings of benefit plans (excluding service costs) and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs.

Financial and other information relating to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 19, Industry Segment Information, to the consolidated financial statements. Information relating to the Company’s international operations is included in Note 20, Geographic Area Information, to the consolidated financial statements.

Seasonality

Demand in several of the end markets served by the Publishing and Retail Services segment is affected by advertising and consumer spending trends. Historically, the Company’s businesses which serve the magazine, catalog and retail and book businesses generate higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes.

Competition

The Company operates principally in the commercial print portion of the print industry, with related service offerings designed to provide customers complete solutions for communicating their messages to targeted audiences. The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is intense. In this competitive pricing environment, companies have focused on reducing costs in order to preserve operating margins. Management believes this environment will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset industry excess-capacity and pricing pressures.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, but it does not rely on any one supplier. The Company has existing paper supply contracts to cover substantially all of its requirements through 2005 and management believes extensions and renewals of these purchase contracts will provide adequate paper supplies in the future. Ink and related materials are currently available in sufficient amounts, and the Company believes that it will have adequate supplies in the future. The Company also coordinates purchasing activity at the local facility and corporate levels to increase economies of scale. Fluctuations in paper prices, however, can affect the Company’s operations. Prices for most paper grades increased in 2004. Although the pricing environment is difficult, the Company is continuing its efforts to raise its prices to cover a substantial portion of these increases, but there is no assurance that the Company will be successful in passing these increases to customers.

Proceeds from the sale of by-products, which are treated as a reduction of cost of goods sold, are directly affected by fluctuations in the price of paper. By-product recoveries in 2004 exceeded 2003 due to higher paper prices and volumes. The Company is assessing the continued impact of the rise in the price of crude oil on fuel costs. The Company believes it will be able to pass a substantial portion of the increase in fuel prices directly to its customers in order to offset the impact of these increases. The Company does not believe that the recent increase in crude oil prices has had a material impact on the Company’s consolidated annual results of operations, financial position or cash flows. However, the Company cannot predict the impact that price increases in crude oil will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Customers

During the year ended December 31, 2004, no customer accounted for 10% or more of the Company’s net sales.

Research and Development

The Company has research facilities in Grand Island, New York and Downers Grove, Illinois. The Company does not engage in any material research and development activities.

Environmental Compliance

The Company’s overriding objectives in the environmental, health and safety areas are to create sustainable compliance and an injury-free workplace. The Company believes that estimated capital expenditures for environmental controls to comply with federal, state and local provisions, as well as expenditures, if any, for its share of costs to clean hazardous waste sites that have received the Company’s waste, will not have a material effect on its consolidated annual results of operations, financial position or cash flows.

Employees

As of December 31, 2004, the Company had approximately 43,000 employees.

Developments

During September 2004, the Company completed the shutdown of MLI. On October 29, 2004, the Company completed the sale of its package logistics business. Due to a change in strategic focus subsequent to the Acquisition, in December 2004 the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment. For the year ended December 31, 2004, these three businesses have been presented as discontinued operations in the consolidated financial statements. All prior periods have been reclassified to conform to this presentation. See Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements.

During 2004, the Company announced the closure of certain of its facilities to improve the effectiveness and efficiency of its overall print platform. Corporate and administrative facilities and personnel were also rationalized during 2004. The Company believes these restructuring actions will continue in 2005 in order to ensure that its cost structure and operations are aligned. See Note 4, Restructuring and Impairment, to the consolidated financial statements for more details.

Due to a recent reorganization of managerial responsibilities, the Company will change its reportable segments as of January 1, 2005. Effective January 1, 2005, the European, Asian and book businesses will move from the Integrated Print Communications segment to the Publishing and Retail Services segment. The Company will report financial information with respect to the new segments in its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 and will reclassify the corresponding items of segment information for earlier periods.

Available Information

We maintain an Internet website at www.rrdonnelley.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the SEC. The Corporate Governance Principles of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In May 2004, the Company submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. The Company also filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. The Company claims the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the performance of the Company’s businesses following the Acquisition and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization and other key strategies;

•	the ability to divest non-core businesses;

•	successful negotiation, execution and integration of acquisitions;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	changes in the capital markets that affect demand for financial printing;

•	changes in postal rates and postal regulations;

•	changes in the advertising and printing markets;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, the Company’s competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with United States and Canadian securities authorities.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Annual Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Annual Report to reflect any new events or any change in conditions or circumstances. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we decline and cannot be required to accept an obligation to publicly release the results of revisions to these forward-looking statements.

ITEM 2.	PROPERTIES

Our corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2004, the Company leases or owns 410 U.S. facilities, some of which have multiple buildings and warehouses and these U.S. facilities encompass approximately 29.9 million square feet. We lease or own 152 international facilities encompassing approximately 6.5 million square feet in Canada, Latin America, Europe and Asia. Of the U.S. and international manufacturing and warehouse facilities, approximately 25.5 million square feet of space is owned, while the remaining 10.9 million square feet of space is leased.

ITEM 3.	LEGAL PROCEEDINGS

As reported in the Company’s Annual Report on Form 10-K for 2003, a class action lawsuit Jones, et al. v. R.R. Donnelley & Sons Co. was filed against the Company in 1996. The district court in the case certified three plaintiff classes.

Following a fairness hearing held on November 30, 2004, the district court approved a settlement resolving all of the issues in the Jones case without any admission of wrongdoing by the Company and including the release of the Company from all discrimination claims by the plaintiffs. The total amount paid by the Company in connection with the settlement was $15.0 million, which amount was paid in early 2005. The total pretax charge during 2004 related to this settlement was $14.8 million and was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in 12 federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate five other previously owned facilities and ten other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. We have established reserves that are believed to be adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, our customers file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator. Management believes that the final resolution of these preference items will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

In addition, we are a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2004.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years

Mark A. Angelson 54, Director and Chief Executive Officer	2004	Served as RR Donnelley’s Chief Executive Officer and Director since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Chief Executive Officer since January 2003; Director since November 2001; Lead Independent Director from April 2002 until December 2002 and Non-Executive Chairman of the Board from November 2001 until April 2002. From December 1999 through January 2002, served as the Deputy Chairman of Chancery Lane Capital LLC (a private equity investment firm), and from March 1996 until March 2001 served in various executive capacities at Big Flower Holdings, Inc. (a printing, marketing and advertising services company) and its successor, Vertis Holdings, Inc., including as Deputy Chairman.

Suzanne S. Bettman 40, Senior Vice President, General Counsel	2004	Served as RR Donnelley’s Senior Vice President, General Counsel since March 2004. Prior to this, served as Group Managing Director, General Counsel of Huron Consulting Group LLC (a financial and operational consulting firm) from September 2002 to February 2004. Served previously as Executive Vice President, General Counsel of True North Communications Inc. (a global advertising and marketing communications holding company) from 1999 until 2001.

Dean E. Cherry 44, Group President, Integrated Print Communications	2004	Served as RR Donnelley’s Group President, Integrated Print Communications since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Group President, Commercial, Direct Mail, BCS and Print Fulfillment Services from 2001 until 2004; President, Commercial and Subsidiary Operations in 2001 and President, International and Subsidiary Operations in 2001. Previously held executive positions at World Color Press, Inc. (a commercial printer) and Capital Cities/ABC Publishing Division.

Michael S. Kraus 32, Executive Vice President, Strategy	2004	Served as RR Donnelley’s Executive Vice President, Strategy since February 2004. Prior to this, served as Senior Vice President-Mergers and Acquisitions of Moore Wallace Incorporated* since January 2003. From 1999 until 2002, served as a managing director of Chancery Lane Capital LLC (a private equity investment firm) and from 1995 until 1999, served in various capacities at Big Flower Holdings, Inc. and its successor, Vertis Holdings, Inc. including as a managing director responsible for corporate acquisitions, investments, divestitures and mergers, including planning and analysis, execution and related financings.

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years

John R. Paloian 46, Group President, Publishing and Retail Services	2004	Served as RR Donnelley’s Group President, Publishing and Retail Services since March 2004. Prior to this, from 1997 until 2003, he served in various capacities, including Co-Chief Operating Officer, at Quebecor World, Inc. (a commercial printer) and its predecessors.

Thomas J. Quinlan, III 41, Executive Vice President, Operations	2004	Served as RR Donnelley’s Executive Vice President, Operations since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Executive Vice President—Business Integration since May 2003; Executive Vice President—Office of the Chief Executive from January 2003 until May 2003; and Executive Vice President and Treasurer from December 2000 until December 2002. Served in 2000 as Executive Vice President and Treasurer of Walter Industries, Inc. (a homebuilding industrial conglomerate) and held various positions from 1994 until 1999, including Vice President and Treasurer, at World Color Press, Inc.

Richard T. Sansone 38, Senior Vice President, Controller	2004	Served as RR Donnelley’s Senior Vice President, Controller since February 2004. Prior to this, served as Senior Vice President, Controller of Moore Wallace Incorporated* from 2003 to 2004, as Vice President, Controller from 2001 to 2003 and was employed as an auditor at PricewaterhouseCoopers LLP (an accounting firm) from 1993 to 2001.

Kevin J. Smith 50, Executive Vice President, Chief Financial Officer	2004	Served as RR Donnelley’s Executive Vice President, Chief Financial Officer since April 2004. Prior to this, from 2002 to March 2004 served as Chief Financial Officer of Heidrick & Struggles International, Inc. (an executive search firm) from 2000 to 2001 served as Executive Vice President, Chief Financial Officer of True North Communications Inc. and from 1998 until 2000 served as Senior Vice President and Chief Accounting Officer at True North Communications Inc. The Company has announced Mr. Smith’s departure as of March 31, 2005.

Theodore J. Theophilos 51, Chief Administrative Officer and Secretary	2004	Served as RR Donnelley’s Chief Administrative Officer and Secretary since February 2004. Prior to this, served as Executive Vice President—Business and Legal Affairs at Moore Wallace Incorporated since March 2003. Previously held positions include Senior Vice President and General Counsel of Palm Inc. (a provider of handheld computing devices and operating systems for handheld devices) from 2002 to 2003 and Chief Legal Affairs Officer from 1999 until 2001 at E*TRADE Group (a financial services holding company).

*	Includes service with its predecessor, Moore Corporation Limited

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Exchange and Toronto Stock Exchange.

As of February 28, 2005, there were approximately 10,058 stockholders of record. Quarterly prices of the Company’s common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the years ended December 31, 2004 and 2003, are contained in the chart below:

	Dividends Paid		Common Stock Prices
			2004		2003
	2004	2003	High	Low	High	Low
First Quarter	$0.26	$0.25	$32.50	$27.62	$23.35	$16.94
Second Quarter	0.26	0.25	33.27	28.37	26.47	18.17
Third Quarter	0.26	0.26	33.14	29.33	27.59	23.06
Fourth Quarter	0.26	0.26	35.37	30.55	30.15	24.75

The Company did not purchase any shares of its common stock in the three months ended December 31, 2004.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per-share data)

	2004 (1)	2003	2002	2001	2000
Net sales (2)	$7,156.4	$4,182.6	$4,247.2	$4,828.8	$5,399.3
Net earnings from continuing operations (2)*	264.9	188.5	136.8	27.8	275.5
Net earnings from continuing operations per diluted share (2)*	1.30	1.65	1.19	0.23	2.24
Income (loss) from discontinued operations, net of tax	(80.0)	(12.0)	5.4	(2.8)	(8.6)
Net earnings*	178.3	176.5	142.2	25.0	266.9
Net earnings per diluted share*	0.88	1.54	1.24	0.21	2.17
Total assets	8,553.7	3,203.3	3,203.6	3,431.4	3,958.2
Long-term debt	1,581.2	750.4	752.9	881.3	739.2
Cash dividends per common share	1.04	1.02	0.98	0.94	0.90

(1)	Reflects Moore Wallace results from the Acquisition Date.

(2)	Excludes results of discontinued operations (see Note 3, Discontinued Operations and Divestitures, to the consolidated financial statements).

*	Includes the following significant items affecting comparability:

•	For 2004: net restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, and a tax benefit of $37.6 million; see Note 12, Income Taxes, to the consolidated financial statements;

•	For 2003: net restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million; see Note 12, Income Taxes, to the consolidated financial statements;

•	For 2002: net restructuring and impairment charges of $87.4 million, tax benefit from the settlement with the IRS on corporate-owned life insurance (“COLI”) of $30.0 million and gain on sale of businesses and investments of $6.4 million;

•	For 2001: net restructuring and impairment charges of $195.3 million, gain on sale of businesses and investments of $6.7 million and loss on investment write-downs of $18.5 million; and

•	For 2000: gain on sale of shares received from the demutualization of the Company’s basic life insurance carrier of $12.9 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of RR Donnelley’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Form 10-K.

Overview

R.R. Donnelley & Sons Company (“RR Donnelley” or the “Company”) is the world’s premier full-service global print provider and the largest printing company in North America, serving customers in the publishing, healthcare, advertising, retail, telecommunications, technology, financial services, and many other industries. Founded more than 140 years ago, the Company provides solutions in commercial printing, forms and labels, direct mail, financial printing, print fulfillment, business communication outsourcing, logistics, online services, digital photography, color services and content and database management. On November 8, 2003, the Company entered into a combination agreement with Moore Wallace Incorporated (“Moore Wallace”) providing for each common share of Moore Wallace to be exchanged for 0.63 of a share of common stock of the Company (the “Acquisition”). The Acquisition was completed on February 27, 2004 (the “Acquisition Date”), and as such, the Company’s results of operations for the year ended December 31, 2004 include the results of Moore Wallace from the Acquisition Date.

During the second quarter of 2004, management changed the Company’s reportable segments to reflect the impact of the Acquisition. The segments were identified based on factors including the nature of products and services, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes. During the third quarter of 2004, as a result of the then pending sale of the Company’s package logistics business and the shutdown of Momentum Logistics, Inc. (“MLI”), management revised the Company’s reportable segments to eliminate the previously reported Logistics segment and to combine the remaining logistics operations (primarily print logistics) with the Company’s Publishing and Retail Services segment. Due to a change in strategic focus subsequent to the Acquisition, in December 2004 the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment, and it is accordingly presented as a discontinued operation. Prior periods have been reclassified to conform to this reporting structure. The reported segment results reflect the results of Moore Wallace from the Acquisition Date. The current reportable segments are:

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

Integrated Print Communications.    The Integrated Print Communications segment consists primarily of short-run and variable print operations in the following lines of business:

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

Corporate.    The Corporate segment includes unallocated net earnings of benefit plans (excluding service costs) and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs.

Outlook

The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most commercial printing markets. Therefore, competition is intense.

RR Donnelley is a large user of paper, supplied to it by its customers or bought by the Company. The cost and supply of certain paper grades used in the manufacturing process will continue to affect the Company’s consolidated financial results. Prices for most paper grades increased in 2004. Although the pricing environment is difficult, the Company is continuing its efforts to raise prices to cover a substantial portion of these increases, but there is no assurance that the Company will be successful in passing these increases to customers. Paper prices are expected to increase again in 2005; however, management does not foresee any supply problems. Price increases in 2005 are not expected to have a significant impact on the Company’s consolidated annual results of operations, financial position or cash flows.

Postal costs are a significant component of our customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. Any resulting decline in print volumes mailed could have an effect on the Company’s financial results. The Company does not expect postal rate increases in the United States to occur until 2006. Postal rate increases can enhance the value of the Company’s logistics business to its customers, as the Company is able to improve the cost efficiency of mail processing and distribution.

The Company is assessing the continued impact of the rise in the price of crude oil on fuel costs. The Company believes it will be able to pass a substantial portion of the increase in fuel prices directly to our customers in order to offset the impact of these increases. We do not believe that the recent increase in crude oil prices has had a material impact on our consolidated annual results of operations, financial condition or cash flows for the year ended 2004. However, the Company cannot predict the impact that price increases in crude oil will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated results of operations, financial position or cash flows.

Technological changes, including the electronic distribution of documents and data and the on-line distribution and hosting of media content, present both risks and opportunities for us. The Company’s businesses seek to leverage distinctive capabilities to participate in the rapid growth in electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, the Company can develop the most valuable solutions for its customers.

The Company seeks to countervail these trends by leveraging its position and size, generating continued productivity improvements and enhancing the value the Company delivers to its customers by offering products and services to improve effectiveness and reduce total delivered cost. In addition, the Company implemented a number of strategic initiatives including the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts and the disposal of non-core businesses.

The Company will continue to evaluate ways to reduce its cost structure and improve the productivity of its operations. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as those that are most important to the portrayal of its financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title and risk of loss. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company receives a logistics and warehouse management fee for the services it provides. In certain cases, delivery and billing schedules are outlined with the customer and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, the order is received and there is a reasonable assurance as to collectability. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Billings for third-party shipping and handling costs are included in net sales.

Revenue from services is recognized as services are performed. Long-term product contract revenue is recognized based on the completed contract method or percentage of completion method. The percentage of completion method is used only for contracts that will take longer than three months to complete, where project stages are clearly defined and can be invoiced and where the contract contains enforceable rights by both parties. Revenue related to short-term service contracts and contracts that do not meet the percentage of completion criteria is recognized when the contract is completed.

Within the Company’s financial print business, which serves the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and mutual fund compliance communications, as well as provides EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed.

Revenues related to the Company’s premedia operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services.

The Company records deferred revenue in situations where the revenue recognition criteria outlined above is not met.

Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for product and services. Provisions are made based upon a specific review of all significant outstanding amounts utilizing information about customer creditworthiness and current economic trends. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. The Company’s estimates of the recoverability of amounts due could change, and additional changes to the allowance could be necessary in the future if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience.

Inventories

The Company records inventories at the lower of cost or market values. Most of the Company’s inventories are valued under the last-in first-out (LIFO) basis. Changes in the inflation indices may cause an increase or decrease in the value of inventories accounted for under the LIFO costing method. The Company maintains inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. If there were to be a sudden and significant decrease in demand for its products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, the Company could be required to increase its inventory allowances. Inventory management remains an area of focus as the Company strives to balance the need to maintain appropriate inventory levels to ensure competitive lead times versus the risk of inventory obsolescence.

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price relating to acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. The Company performs goodwill impairment tests on an annual basis or more frequently in certain circumstances, if necessary. The Company compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, the Company would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on an annual basis or more frequently in certain circumstances, if necessary. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

The goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The assumptions supporting the cash flows, including discount rates, are determined using the best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, the Company might be required to record impairment charges for the assets.

Certain investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for the Company’s share of any declines in the fair value of the underlying properties that are deemed to be other than temporary. The Company’s basis for determining fair value of the underlying properties requires applying management’s judgment using a significant number of estimates. Management derives its estimates of fair value using remaining future tax credits and tax deductions to be realized and expected residual values upon sale or disposition of the Company’s ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships and include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. Should these assumptions differ from actual results in the future, the Company might be required to further write down its carrying value of these investments.

Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to environmental, employment and other matters, as well as preference claims related to amounts received from customers prior to their seeking bankruptcy protection. Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and might revise its estimates.

Restructuring

The Company records restructuring charges when management, with the appropriate level of authority, commits and approves the elimination of certain duplicative functions and the closure of certain facilities in order to reduce the Company’s overall cost structure. Certain restructuring costs were recognized as a cost of the Acquisition because they were contemplated at the time of the Acquisition and were, therefore, included in the purchase price allocation. These restructuring charges and related liabilities are based on contractual obligations and management’s best estimates at the time the charges are recorded.

The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; breach of severance agreements; and change to original plans as a result of mergers or acquisitions. Such changes might result in a potential reversal of or addition to restructuring charges that could affect amounts reported in the consolidated statements of operations of future periods.

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various domestic and foreign tax authorities. The Company accrues for tax contingencies, which it believes are probable and estimable. Although management believes that its estimates are reasonable, no assurance can be given that the final tax outcome will not be materially different from that which is reflected in the Company’s historical income tax provisions and accruals.

The Company has recorded deferred tax assets related to domestic and foreign tax loss and credit carryforwards. Limitations on the utilization of these tax assets generally apply; accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded.

The Company has reviewed the provision in the American Jobs Creation Act of 2004, relating to the repatriation of foreign earnings, and based on our analysis of our business needs and strategy the Company has not determined at this time that any funds will be repatriated and accordingly no provision for unremitted earnings is provided.

Pension and Postretirement Plans

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries. The pension and postretirement obligations are measured as of September 30 for all years presented.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 75% for equity securities and approximately 25% for fixed income and other securities.

The expected return on plan assets assumption at September 30, 2004 was 8.5% for the Company’s pension plans and 8.0% for the Company’s funded postretirement plan. The discount rate used at September 30, 2004 to measure both the pension and postretirement benefit obligations was 6.0%. A one percentage point decrease in the discount rate at September 30, 2004 would increase the pension plan’s accumulated benefit obligation by approximately $330.0 million.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual health care cost trends and consultation with our actuaries and benefit providers. At September 30, 2004, the current weighted average healthcare trend rate assumption was 10.2% for pre-Age 65 participants and 11.9% for post-Age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 6.0%.

A one percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Accumulated postretirement benefit obligation	$21.7
Aggregate of the service and interest cost components net postretirement benefit cost	1.8

A one percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Accumulated postretirement benefit obligation	$(20.1)
Aggregate of the service and interest cost components net postretirement benefit cost	(1.7)

Other Matters

Other than non-cancelable operating lease commitments, the Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.” See Note 8, Investments, to the consolidated financial statements related to the Company’s investments in affordable housing properties. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes that begin on page F-1.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

The following table shows net sales and income (loss) from continuing operations for each of the Company’s reportable segments:

	Net Sales		Income (Loss) from Continuing Operations
	Years Ended December 31,		Years Ended December 31,
	2004 (1)	2003	2004 (1)	2003
	(in millions)
Publishing and Retail Services	$2,811.8	$2,608.8	$306.7	$311.4
Integrated Print Communications	2,878.3	1,441.0	326.8	120.6
Forms and Labels	1,466.3	132.8	52.1	(21.7)

Total operating segments	7,156.4	4,182.6	685.6	410.3
Corporate	—	—	(226.4)	(117.6)

Total continuing operations	$7,156.4	$4,182.6	$459.2	$292.7

(1)	Reflects Moore Wallace results from the Acquisition Date.

Consolidated

Net sales for 2004 increased $2,973.8 million, or 71.1% to $7,156.4 million versus the prior year. The increase was primarily due to the Acquisition ($2,669.6 million), and increased volumes in the Integrated Print Communications and Publishing and Retail Services segments. Improved volumes in the Integrated Print Communications segment were attributable to the financial print business, which benefited from improved capital market transaction levels in the U.S. and international markets, and improved sales in the education book market. While management believes that internal cross-selling efforts will result in increased volume within current markets as the Company leverages its expanded product portfolio following the Acquisition, printing industry excess capacity, pricing pressures and electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales increased $2,184.0 million to $5,269.6 million for 2004 versus the prior year, primarily due to the Acquisition ($1,957.4 million). Acquisition and integration costs included in cost of sales related to a charge associated with fair value adjustments for inventory and backlog ($66.9 million) and $5.3 million primarily related to equipment transfers and facility reconfigurations. These increases were partially offset by benefits achieved through restructuring and cost reduction initiatives, incremental procurement savings, and higher by-product recoveries of $13.3 million, that are recognized as a reduction of cost of sales.

Selling, general and administrative expenses increased $413.2 million versus the prior year, to $934.7 million for 2004, primarily due to the Acquisition ($437.9 million). Selling, general and administrative expenses as a percentage of consolidated net sales increased to 13.1% in 2004 from 12.5% in 2003. This increase was primarily due to provisions of $27.3 million related to litigation, insurance, termination benefits and sales and use taxes, as well as a $31.3 million increase in certain employee incentive related costs for 2004 versus the prior year. The Company incurred $7.5 million in third party costs in 2004 associated with Sarbanes-Oxley Act compliance for auditor attestation and Company readiness. Also included in 2004 were $8.6 million of integration charges related to the Acquisition. In addition, the Company recognized $34.2 million of pension and postretirement expense in 2004 versus $4.2 million of expense in 2003 due to changes in actuarial benefit assumptions and the inclusion of benefit obligations acquired in the Acquisition. Pension and postretirement expense is expected to decrease in 2005 primarily as a result of plan amendments and increased plan assets. Management anticipates that savings from restructuring activities related to the Acquisition and other cost containment efforts will favorably impact the selling, general and administrative expense margin in 2005. These savings will likely be partially offset by future integration related expenses.

During 2004, the Company recorded net restructuring and impairment charges of $107.4 million. These charges included $85.0 million for workforce reduction costs (approximately 2,174 positions) primarily related to the elimination of duplicative administrative functions resulting from the Acquisition and the reorganization of certain operating activities, as well as lease exit costs. For 2004, the Company recorded impairment charges of $22.4 million. The impairment charges primarily included $13.1 million for the abandonment of certain Publishing and Retail Services related enterprise software projects and other assets, $2.1 million for the write-down of a Publishing and Retail Services customer contract and $7.2 million related to software and other assets in the Forms and Labels and Integrated Print Communications segments. Additional restructuring charges are likely in 2005, as the Company eliminates duplicative functions, relocates the global headquarters within the Chicago area and continues to rationalize its manufacturing, sales and administrative platforms as a result of the Acquisition and other initiatives. During 2003, the Company recorded $12.5 million of net restructuring and impairment charges, primarily related to workforce reductions (approximately 279 positions), the relocation of employees and equipment from closed facilities and the curtailment of the Company’s postretirement benefit plan.

Depreciation and amortization increased $115.2 million to $385.5 million for 2004 compared to 2003, which was more than accounted for by the Acquisition. Acquisition related depreciation and amortization included $36.7 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete.

Income from continuing operations for 2004 increased $166.5 million, or 56.9%, versus the prior year to $459.2 million. The increase was primarily due to the Acquisition and improved operating results in 2004, which more than offset a $66.9 million adjustment for the fair value of inventory and backlog from the Acquisition, $107.4 million of net restructuring and impairment charges ($12.5 million in 2003), higher pension and post retirement expenses and $13.9 million of total integration related charges in 2004.

Interest expense, net, increased by $34.5 million for 2004 versus 2003, primarily due to the $1.0 billion of debt assumed in conjunction with the Acquisition.

Investment and other income (expense), net, for 2004 was $16.5 million of expense versus $12.9 million of expense for 2003. The change was due to a higher write-down of affordable housing investments ($29.3 million in 2004 versus $23.3 million in 2003) that was partially offset by higher net gains on the disposals of investments in 2004 (which included a $14.3 million gain on an investment in Latin America). The write-downs of affordable housing investments in 2004 and 2003 reflected declines in the estimated fair market values of the Company’s affordable housing investments.

For 2004, the difference between the effective tax rate and the statutory tax rate primarily relates to the benefit associated with the reversal of tax contingencies upon the expiration of certain state statutory limitations ($30.5 million), the reversal of a non-U.S. valuation allowance ($7.1 million) and affordable housing credits ($8.8 million).

Net earnings from continuing operations for 2004 increased by $76.4 million versus the prior year to $264.9 million, or $1.30 per diluted share. For 2003, net earnings from continuing operations were $188.5 million, or $1.65 per diluted share. Net earnings per share in 2004 reflect the impact of the 102.1 million shares issued in conjunction with the Acquisition. Net earnings for 2004 also reflect the incremental results of the Acquisition and improved operating results, which more than offset the unfavorable impact of the fair value adjustment of inventory and backlog and net restructuring and impairment and integration charges.

Net loss from discontinued operations was $80.0 million for 2004 compared to a net loss of $12.0 million in 2003. The net loss for 2004 was primarily due to net restructuring and impairment charges of $109.1 million. During the first quarter of 2004, the Company recorded an impairment charge of $13.9 million for the goodwill, intangibles and fixed assets of MLI, as the carrying value of the assets exceeded the future cash flows expected to be generated by the assets. During the second quarter of 2004, the Company recorded an impairment charge of $89.1 million in conjunction with the then pending disposition of its package logistics business, as the fair value was less than the carrying amount of the net assets. Fair value was determined by using management’s best estimate of the amounts for which the net assets could be sold in the marketplace. The results of discontinued operations for 2004 reflected restructuring charges of $0.5 million recorded prior to the decision to dispose of the package logistics business and $4.7 million for the shutdown of MLI. These restructuring charges included workforce reduction (750 employees) and lease exit costs. Also included in the net loss from discontinued operations was a net loss of $10.1 million related to the Company’s Peak Technologies business, which included restructuring charges of $0.9 million for workforce reductions (57 employees).

For 2004, the Company recorded a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Management does not believe that the consolidation of these partnerships will have an ongoing material effect on the Company’s consolidated results of operations or financial position.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Years Ended December 31,
	2004	2003
	(in millions)
Net sales	$2,811.8	$2,608.8
Income from continuing operations	$306.7	$311.4
Included in income from continuing operations:
Restructuring and impairment charges—net	$40.3	$2.8
Integration charges	$0.4	$—

Net sales for the Publishing and Retail Services segment for 2004 were $2,811.8 million, an increase of $203.0 million, or 7.8%, compared to 2003, primarily due to the Acquisition ($75.2 million) and volume increases across all businesses in the segment. Net sales in the magazine, catalog and retail business increased in 2004 versus the prior year due to volume increases related to major customers and increased paper prices that were partially offset by industry pricing pressures. Net sales in the directories business for 2004 increased versus the prior year due to volume improvements that more than offset pricing pressures. The net sales for the premedia business benefited from higher volumes from both existing Publishing and Retail Services and third-party customers. Net sales for the logistics business reflected increased print logistics and expedited service volumes due to growth in volume from existing Publishing and Retail Services and third-party customers.

Income from continuing operations for the Publishing and Retail Services segment for 2004 declined $4.7 million, or 1.5%, to $306.7 million compared to the prior year due to increased restructuring and impairment charges and increased employee related incentive costs. Net restructuring charges of $25.1 million and impairment charges of $15.2 million in 2004 compared to total restructuring and impairment charges of $2.8 million in 2003. The 2004 restructuring charges primarily related to employee terminations as the Company continued to focus on reducing its operating cost structure. The 2004 impairment charge primarily included $13.1 million for the abandonment of certain enterprise software projects and other assets and $2.1 million for the write-down of a customer contract. These charges were partially offset by the improved results of the logistics business, which benefited from the Acquisition ($19.3 million); and improved volumes, productivity, by-product recoveries, cost containment and incremental procurement savings. Operating results for 2005 are expected to further benefit from the restructuring actions and cost reduction initiatives implemented during 2004.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Years Ended December 31,
	2004	2003
	(in millions)
Net sales	$2,878.3	$1,441.0
Income from continuing operations	$326.8	$120.6
Included in income from continuing operations:
Restructuring and impairment charges—net	$22.3	$5.3
Fair market value adjustment for inventory and backlog related to the Acquisition	$17.5	$—
Integration charges	$3.6	$—
Insurance recovery related to 9/11	$—	$(2.0)
Amortization of purchased intangibles related to the Acquisition	$19.3	$—

Net sales for the Integrated Print Communications segment increased by $1,437.3 million to $2,878.3 million in 2004 compared to the prior year primarily due to the Acquisition ($1,273.4 million) and increased financial print sales resulting from improved global capital markets and stable customized communications solutions business activity. The international operations in the segment, which benefited from improved volumes and favorable currency variances also contributed to the sales increase. The book business benefited from improved sales in the educational book market in the second half of 2004 that are expected to continue to favorably impact results in 2005.

Because the Integrated Print Communications segment’s results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments related to the revenue trends affecting the acquired operations in the segment for 2004 versus the results for 2003 are relevant. Short-run commercial print results reflected the continued pressures from price erosion related to excess capacity in the industry. Increased volumes reflected increased cross-selling activities into the commercial print facilities. Growth in the outsourcing business was attributable to new customer volumes and increased activity across most industry sectors served. These increases more than offset pricing pressure and a slowdown in the mortgage refinancing market. Declines in the integrated direct mail businesses related to facility closures and pricing and volume pressures at existing customers that were partially offset by new customer and new program growth.

Income from continuing operations for the Integrated Print Communications segment for 2004 increased $206.2 million to $326.8 million versus 2003, due to the Acquisition ($131.9 million), volume increases, improved by-product recoveries and benefits achieved from prior year restructuring actions and other cost reduction efforts. Income from continuing operations for 2004 included $22.3 million of net restructuring and impairment charges across the book, financial print and direct mail businesses, $17.5 million of charges for the fair market value adjustment for inventory and backlog, $19.3 million of amortization of purchased intangibles and $3.6 million of integration costs related to the Acquisition. The 2003 income from continuing operations included $5.3 million of restructuring and impairment charges and a $2.0 million insurance recovery related to September 11, 2001. Operating results for 2005 are expected to benefit from the restructuring actions and cost reduction initiatives implemented during 2004.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Years Ended December 31,
	2004	2003
	(in millions)
Net sales	$1,466.3	$132.8
Income (loss) from continuing operations	$52.1	$(21.7)
Included in income (loss) from continuing operations:
Restructuring and impairment charges—net	$25.1	$4.2
Fair market value adjustment for inventory and backlog related to the Acquisition	$49.4	$—
Integration charges	$3.1	$—
Amortization of purchased intangibles related to the Acquisition	$17.4	$—

Net sales for 2004 increased $1,333.5 million to $1,466.3 million primarily due to the Acquisition ($1,321.0 million). Because the Forms and Labels segment results primarily reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments in relation to the revenue trends affecting net sales in the Forms and Labels segment for 2004 versus 2003 are relevant. The forms and labels industry is in secular decline, but the pace of this decline remains difficult to predict. The business continued to be adversely affected by volume declines attributable to continuing industry-wide trends of electronic substitution for higher margin multi-part and other long-run forms products and price competition related to excess capacity in the industry. In response to these trends, the Company has continued to focus on lowering its manufacturing and selling costs, while exploring new market opportunities. Paper prices increased in 2004 and further increases are expected in 2005. Although the pricing environment is difficult, the Company is continuing its efforts to raise prices to cover a substantial portion of any increases, but there is no assurance that the Company will be successful.

Income from continuing operations for 2004 of $52.1 million included $49.4 million of charges for the fair market value adjustment for inventory and backlog, $17.4 million of amortization of purchased intangibles and $3.1 million of integration costs related to the Acquisition. In addition, the 2004 operating results included $25.1 million of net restructuring and impairment charges related to the reorganization of the segment subsequent to the Acquisition. In addition to $4.2 million of restructuring and impairment charges, the 2003 results include a provision for bad debts of $6.3 million. Management believes that due to continued volume declines, price and margin erosion at existing customers and excess capacity in the industry, future restructuring initiatives might continue to result in charges which might be significant and might unfavorably impact the financial results of the Forms and Labels segment in 2005.

Corporate

Corporate operating expenses for 2004 increased $108.8 million to $226.4 million versus the same period in 2003. The increase is primarily due to the Acquisition, restructuring charges of $19.7 million primarily for workforce reductions, integration charges of $6.8 million, provisions for litigation, insurance, termination benefits and sales and use taxes of $27.3 million and lower benefit plan earnings. In addition, 2004 included increased employee related incentive costs ($20.1 million) and incremental third party costs associated with Sarbanes-Oxley Act compliance ($7.5 million). These increases were partially offset by benefits achieved through restructuring actions and cost containment initiatives taken during the year. Management expects to incur future restructuring charges as the Company continues to eliminate duplicative functions and to consolidate its corporate administrative facilities, including the relocation of the global headquarters within the Chicago area, pursuant to the Acquisition. These charges might be significant and might unfavorably impact the financial results during the next several quarters while the Company continues to lower its underlying administrative cost structure.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales		Income (Loss) from Continuing Operations
	Years Ended December 31,		Years Ended December 31,
	2003	2002	2003	2002
	(in millions)
Publishing and Retail Services	$2,608.8	$2,667.0	$311.4	$272.2
Integrated Print Communications	1,441.0	1,437.8	120.6	114.2
Forms and Labels	132.8	142.4	(21.7)	(9.2)

Total operating segments	4,182.6	4,247.2	410.3	377.2
Corporate	—	—	(117.6)	(132.0)

Total continuing operations	$4,182.6	$4,247.2	$292.7	$245.2

Consolidated

Consolidated net sales decreased $64.6 million, or 1.5%, to $4,182.6 million in 2003, primarily due to a $58.2 million decline in net sales in the Publishing and Retail Services segment. Additional declines in both the book and direct mail businesses in the Integrated Print Communications segment were offset by significant sales increases in the European and Asian operations, which benefited from volume growth and favorable foreign currency exchange rate variances.

Cost of sales decreased $45.5 million to $3,085.6 million for 2003 versus the prior year, which was primarily due to lower Publishing and Retail Services sales. In 2003, the Company recognized a reduction in cost of materials of $47.8 million from by-product recoveries, compared with a reduction of $46.1 million in 2002. Cost of sales as a percentage of net sales was 73.8% in 2003, compared with 73.7% in 2002. The Publishing and Retail Services segment’s cost of sales was negatively impacted in 2003 primarily by unfavorable work mix, partially offset by higher volume and the impact of restructuring savings and productivity initiatives.

Selling and administrative expenses increased $24.5 million to $521.5 million in 2003. Compared with 2002, a higher provision for doubtful accounts ($7.7 million, of which $5.2 million related to Latin America), increased costs to support sales growth in Europe ($7.3 million), lower benefit plan earnings ($3.5 million), and higher volume-based sales incentives (commissions) were partially offset by lower management incentive compensation ($1.0 million) and restructuring-related savings and cost reduction initiatives. Selling and administrative expenses as a percentage of net sales was 12.5% in 2003, compared with 11.7% in 2002.

During 2003, the Company recorded net restructuring and impairment charges of $12.5 million, which compared to $87.4 million in 2002. Restructuring charges of $8.8 million included workforce reduction costs (approximately 279 positions) and other charges, related to exit activities. Impairment charges of $3.7 million primarily related to the closure of a directory plant in Chile within the Forms and Labels segment.

Depreciation and amortization decreased $16.2 million to $270.3 million for 2003 compared to the prior year due primarily to prior year asset impairments and lower capital expenditures.

Income from continuing operations for 2003 increased $47.5 million versus the prior year to $292.7 million. The increase was primarily due to the lower net restructuring and impairment charges and benefits achieved from the prior year restructuring actions that offset price deterioration and unfavorable work mix.

Interest expense, net, decreased by $11.3 million in 2003, primarily due to lower effective interest rates and lower average borrowings as compared with the prior year.

Investment and other income (expense), net, for 2003 was $12.9 million of expense, which compared to $15.1 million of expense in 2002. The primary components of investment and other income (expense), net, in 2003 were affordable housing write-downs ($23.3 million), partially offset by gain on sale of businesses and investments ($5.5 million) and other miscellaneous income ($4.9 million). The primary components of investment and other income (expense), net, in 2002 were as follows: affordable housing write-downs ($26.0 million), partially offset by gains on sales of businesses and investments ($6.4 million) and other miscellaneous income ($4.5 million).

The lower 2003 effective tax rate in 2003 reflected a tax benefit of $45.8 million, including a non-cash benefit of $39.9 million due to favorable resolution of IRS audits for 1996 through 1999. In addition, the Company recorded a $5.9 million receivable for refundable income taxes in Latin America due to the utilization of tax loss carrybacks. The 2002 effective tax rate included a $30.0 million tax benefit related to our settlement with the IRS surrounding our COLI program.

Net earnings from continuing operations for 2003 increased by $51.7 million versus the same period in the prior year to $188.5 million, or $1.65 per diluted share. For 2002, net earnings from continuing operations were $136.8 million, or $1.19 per diluted share.

Net loss from discontinued operations was $12.0 million in 2003, compared to income from discontinued operations of $5.4 million in 2002. The net loss from discontinued operations in 2003 included restructuring and impairment charges of $4.2 million.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Years Ended December 31,
	2003	2002
	(in millions)
Net sales	$2,608.8	$2,667.0
Income from continuing operations	$311.4	$272.2
Included in income from continuing operations:
Restructuring and impairment charges—net	$2.8	$53.3

Net sales for 2003 for the Publishing and Retail Services segment decreased $58.2 million, or 2.2%, to $2,608.8 million. Decreased net sales for the magazine, catalog and retail business primarily reflected price deterioration and a mix shift to work with a lower price per unit, partially offset by higher volume and improved print logistics sales. The economic slowdown that began in 2000 generated excess industry capacity from reduced demand levels and higher customer bankruptcies resulting in increased competition and pricing pressures. Lower contract prices on renewals continued to cycle through the 2003 results. The net sales decline in the premedia business was driven by these same factors. Net sales for the directories business decreased primarily due to an increase in customer-furnished paper and lower average prices, partially offset by higher volume. The net sales increase in the logistics business was driven by higher volumes from both print related operations in the segment and from third parties for which the Company does not provide printing services.

Income from continuing operations for 2003 for the Publishing and Retail Services segment increased $39.2 million, or 14.4%, from 2002, due primarily to reduced net restructuring and impairment charges for 2003 of $2.8 million, compared to $53.3 million in 2002. The negative impact on earnings due to price deterioration and a mix shift to lower margin work as noted above was only partially offset by higher volumes in 2003 and the impact of productivity initiatives and savings related to restructuring actions.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Years Ended December 31,
	2003	2002
	(in millions)
Net sales	$1,441.0	$1,437.8
Income from continuing operations	$120.6	$114.2
Included in income from continuing operations:
Restructuring and impairment charges—net	$5.3	$14.5
Insurance recovery related to 9/11	$(2.0)	$(1.6)

Net sales for 2003 in the Integrated Print Communications segment increased $3.2 million, or 0.2%, compared to the prior year due to stronger results in the European and Asian operations that offset declines in the book and direct mail businesses. International net sales in the segment were up $69.4 million, or 39.8%, from the prior year, driven by increases in Europe due to volume growth and favorable foreign currency exchange rates, as well as volume growth in Asia. Net sales of the book business were down due to lower volumes including fewer reprint orders, lower average prices and a less favorable mix of more soft-cover books with a lower price per unit and fewer case-bound books. The 2003 net sales for direct mail were down significantly from the prior year, due to lower volume. The 2003 net sales for the financial print businesses were flat due to a decrease in customized communications solutions results that was mostly offset by an increase in capital markets net sales. The 2003 decline in net sales from customized communication solutions was primarily due to lower net sales from investor communications (e.g., prospectuses, annual and semi-annual mutual funds statements), which reflected contraction in the mutual fund market and one large non-recurring deal in 2002. The increase in capital markets net sales between years was driven by a rebound within the domestic capital markets in the second half of 2003 following a period of economic slowdown, and higher fourth quarter 2003 international net sales. Domestic capital markets net sales in 2003 were essentially flat, which reflected higher compliance filings (e.g., SEC periodic reports and annual meeting proxy statements), mostly offset by lower transactional activity in the first half of the year (e.g., S-filings, including initial public offerings, secondary offerings and mergers and acquisitions).

Income from continuing operations for 2003 in the Integrated Print Communications segment increased $6.4 million, or 5.6%, compared to the prior year due to lower restructuring and impairment charges and improved results in the European and financial businesses that more than offset declines in Asia and the book business. Included in 2003 income from continuing operations were net restructuring and impairment charges of $5.3 million, compared to $14.5 million in 2002. Income from continuing operations for the financial print business in 2003 increased significantly from a loss in 2002 that included restructuring actions related to the closure of several print facilities and service centers, and related workforce reductions. Income from continuing operations in the financial print business benefited from these restructuring actions and other cost reduction initiatives that included savings from the outsourcing of certain composition-related services offshore. In 2003, the financial print business’ operating margins also reflected a favorable mix change between years due to increased capital markets activity in 2003, which carries higher operating margins than customized communications solutions. The European operations benefited from higher volumes and favorable foreign currency exchange rates. The loss from the Asian operations was higher than the prior year primarily due to additional start-up costs of a plant in Shanghai, China. The loss from operations for direct mail in 2003 was higher than the prior year, primarily due to lower volume, partially offset by savings from restructuring actions.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Years Ended December 31,
	2003	2002
	(in millions)
Net sales	$132.8	$142.4
Income (loss) from continuing operations	$(21.7)	$(9.2)
Included in income (loss) from continuing operations:
Restructuring and impairment charges—net	$4.2	$3.4

The net sales for 2003 in the Forms and Labels segment decreased $9.6 million, or 6.7% compared to the prior year primarily due to lower volumes. The loss from the Latin American operations in 2003 of $21.7 million was $12.5 million greater than the prior year loss and related primarily to lower volume and an incremental $5.2 million provision for doubtful accounts.

Corporate

Corporate operating expenses decreased $14.4 million, or 10.9%, to $117.6 million in 2003. The decrease is primarily due to lower restructuring and impairment charges ($16.0 million); lower provision for litigation ($16.0 million); lower management incentive compensation ($9.1 million); partially offset by lower benefit plan earnings (excluding service costs allocated to the segments) ($17.5 million); a higher LIFO provision ($5.6 million); and higher miscellaneous expenses ($3.6 million).

Restructuring, Acquisition and Other Charges

Throughout 2004, management approved and initiated various plans to restructure the operations of the Company predominantly in connection with the Acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the Company’s combined cost structure. As a result, the Company recorded $85.0 million of net restructuring charges that are included in the 2004 results of operations. Additionally, for 2004, the Company recorded $24.7 million of restructuring costs to exit certain operations and activities of Moore Wallace, which were contemplated at the time of the Acquisition and therefore the related restructuring costs were capitalized as a cost of the Acquisition.

For 2004, the Company recorded impairment charges of $22.4 million. The impairment charges included $13.1 million for the abandonment of certain Publishing and Retail Services related enterprise software projects and other assets and $2.1 million for the write-down of a Publishing and Retail Services customer contract. Additional impairment charges related to software and other assets in the Forms and Labels ($4.4 million) and Integrated Print Communications ($2.8 million) segments.

During 2003, the Company recorded net restructuring and impairment charges of $12.5 million. The 2003 charges included costs associated with workforce reductions, as well as period costs associated with defined exit activities from previously announced restructuring plans. Included were impairment charges of $3.7 million primarily related to the closure of a directory plant in Chile ($3.2 million).

During 2002, the Company recorded net restructuring and impairment charges of $87.4 million. The 2002 charge included $15.4 million related to the shutdown of a Berea, Ohio plant which produced short-run specialty magazines and was included within the Publishing and Retail Services segment. The total 2002 charge was comprised of the following: employee termination benefits related to additional workforce reductions ($36.1 million); a curtailment loss related to postretirement benefit plans ($8.4 million); exit costs related to closed facilities ($5.2 million); relocation costs for defined exit activities which were expensed as incurred ($22.3 million) and asset impairments to reduce the carrying values of assets held for disposal to fair value ($15.4 million).

Acquisition and integration costs of $80.8 million were recorded in 2004. The acquisition and integration costs recorded in cost of sales of $72.2 million related to fair value adjustments for inventory and backlog ($66.9 million) as well as to equipment transfers from vacated facilities, facility reconfiguration due to consolidations, training and travel, in the Forms and Labels ($1.6 million), Integrated Print Communications ($3.5 million), and Publishing and Retail Services ($0.2 million) segments. Selling, general and administrative expenses included acquisition and integration costs of $8.6 million for consulting expenses associated with system integration and facility reconfiguration expenses due to office consolidations, in the Forms and Labels ($1.5 million), Integrated Print Communications ($0.1 million), Publishing and Retail Services ($0.2 million) and Corporate ($6.8 million) segments.

In 2005, the Company expects to realize the cost savings associated with the aforementioned restructuring plans primarily through reduced employee and facility costs. The Company anticipates that payments associated with employee terminations ($35.1 million) related to its various restructuring programs will be substantially complete by the second quarter of 2005. The Company anticipates that payments associated with lease exit costs ($11.6 million) will be substantially complete by 2011. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge and cash payments related to these lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company generated increased cash flows from operating activities due to the Acquisition and the benefits resulting from restructuring programs. Additional liquidity was also due to improved control over discretionary capital spending and other costs. The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. This includes, among other things, upgrading the long-run print platform to enable the Company to better serve customers in a more cost-effective manner, making other capital expenditures as necessary and advisable, paying interest on the Company’s debt obligations, making acquisitions, completing its restructuring programs and funding future dividend payments that may be approved by the board of directors.

Cash Flows From Operating Activities

Net cash provided by operating activities from continuing operations for 2004 was $759.4 million, compared to net cash provided by operating activities from continuing operations of $375.7 million for 2003. The change was primarily due to the inclusion of the Moore Wallace operations from the Acquisition Date and the benefits achieved as a result of the Company’s restructuring programs.

Cash Flows From Investing Activities

Net cash used for investing activities from continuing operations for 2004 was $119.5 million versus a use of cash of $158.6 million in 2003. The improvement was primarily due to net cash acquired from the Acquisition of $66.1 million, proceeds of $79.6 million from sales of investments in Latin America and assets held for sale, partially offset by an increase in capital expenditures of $72.4 million. The increase in capital spending in 2004 was primarily due to investments made to create a more efficient print platform to serve magazine, catalog and retail customers. Total capital expenditures in 2005 are expected to be approximately $450.0 million and will primarily focus on increasing capacity for the Publishing and Retail Services segment largely in response to new customer contracts and contract renewals.

Cash Flows From Financing Activities

Net cash used for financing activities from continuing operations for 2004 was $191.8 million compared to $170.3 million for the prior year. This increase primarily relates to the cash dividends paid on the incremental shares issued in conjunction with the Acquisition and the repayment of short-term debt, partially offset by the cash proceeds received from the exercise of stock options.

On December 16, 2004, the Company announced that its board of directors authorized a share repurchase plan of up to $300.0 million of the Company’s common stock based on market conditions through a variety of methods, including open market purchases, block transactions, accelerated repurchase arrangements or private transactions. Repurchases under this program may be made at any time prior to December 31, 2006 and might be discontinued at any time.

As previously disclosed in the Company’s Current Report on Form 8-K filed on January 6, 2005, under this share repurchase program, the Company repurchased approximately 6.0 million shares of its common stock from affiliates of GSC Partners for $200.0 million, which represented a 5% discount to the NYSE closing price of the Company’s common stock on December 31, 2004.

Cash Flows From Discontinued Operations

Net cash provided by discontinued operations for 2004 was $115.6 million versus cash used of $48.6 million in 2003. The increase primarily related to the sale of the package logistics business, decreases in the operating assets and liabilities of the discontinued operations in 2004 and decrease in cash paid for capital expenditures in 2004 and the acquisition of MLI in 2003.

Other

An additional source of liquidity at year-end was the Company’s short-term investments in the amount of $500.2 million, which primarily consists of certificate and short-term deposits and money market funds. These investments are with institutions of sound credit rating, are highly liquid and are classified as “cash and cash equivalents.”

Dividends

Cash dividends paid to shareholders totaled $200.8 million, $115.7 million and $111.0 million in 2004, 2003 and 2002, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2005. Based on the current dividend per share, dividends declared by the Company subsequent to the Acquisition will result in larger cash outflows than prior years due to the increased number of common shares outstanding from the Acquisition. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s board of directors. On January 27, 2005, the Company announced a regular quarterly dividend of 26 cents per common share or approximately $56.0 million.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations as of December 31, 2004:

	Payments Due In
	Total	2005	2006	2007	2008	2009	Thereafter
Total debt	$1,787.1	$204.5	$226.6	$1.0	$1.0	$401.0	$953.0
Operating leases	387.5	94.3	80.9	61.5	40.7	33.3	76.8
Other (1)	331.1	309.6	9.2	6.5	3.5	2.3	—

Total	$2,505.7	$608.4	$316.7	$69.0	$45.2	$436.6	$1,029.8

(1)	Other represents contractual obligations for the purchase of property, plant and equipment ($246.0 million), contracts mainly for various outsourced professional services ($35.0 million), restructuring related severance payments ($35.1 million) and settlement of litigation ($15.0 million).

Based on interest rates and debt outstanding at December 31, 2004, the Company expects to pay approximately $90.4 million in interest in 2005, which is not reflected above. In addition, the Company expects to make cash contributions of approximately $15.0 million to its pension plans and approximately $18.0 million to its postretirement plans in 2005, which are not reflected above.

CAPITAL RESOURCES

On February 27, 2004, the Company issued 102.1 million shares of common stock to acquire all of the outstanding shares of Moore Wallace (See Note 2, Acquisitions, to the consolidated financial statements). In March 2004, the Company issued $400.0 million of 3.75% notes due in 2009 and $600.0 million of 4.95% notes due in 2014 (collectively, the “Senior Notes”) at a combined $3.0 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing

October 1, 2004. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to fund the redemption of Moore Wallace debt assumed in connection with the Acquisition that included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of the Moore Wallace 7.875% senior unsecured notes. The senior secured credit facility was repaid on the Acquisition Date, and on March 29, 2004, the Company redeemed the 7.875% senior unsecured notes at a price that included a $57.5 million premium. Additionally, during the first quarter of 2004, the Company’s commercial paper program was increased from $350.0 million to $1.0 billion. As of December 31, 2004, there were no borrowings under the commercial paper program.

In connection with the Acquisition, the Company entered into a $1.0 billion five-year unsecured revolving credit facility (the “Facility”) in February 2004, which bears interest at variable interest rates plus a basis point spread. The Facility, which replaced the Company’s previous $350.0 million bank credit facilities, reduced the Company’s liquidity risk due to increased availability and the extended maturity versus the prior facilities. The Facility will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, and limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of December 31, 2004, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.09% on the total unused portion of the Facility. The Company also has $191.1 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2004, total borrowings under these facilities were $35.5 million. As of December 31, 2004, the Company had $53.4 million in outstanding letters of credit, of which $33.9 million reduced availability under the Company’s credit facilities. At December 31, 2004, approximately $1.1 billion was available under the Company’s credit facilities.

As a result of the Acquisition, the Company’s senior debt and commercial paper program credit ratings were downgraded. Neither downgrade is expected to impact the Company’s access to liquidity and is expected to have only a modest impact on pricing. The senior debt rating remains investment grade.

The Company was in compliance with its debt covenants as of December 31, 2004.

As of December 31, 2004, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed by the Company with the SEC.

Risk Management

The Company addresses certain financial exposures through limited use of derivative financial instruments. The Company does not use derivatives for trading or speculative purposes and it is not a party to leveraged derivatives.

The Company enters into interest rate swaps to manage its interest costs and exposure to changes in interest rates. At December 31, 2004, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the 5.0% debentures due November 2006. At December 31, 2004, these swaps had a fair value of $2.8 million.

Additionally, the Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. However, to the extent borrowings, sales, purchases, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2004, the aggregate notional amount of outstanding forward contracts was approximately $14.8 million. Unrealized gains and losses from these foreign currency forward contracts were not significant at December 31, 2004.

OTHER INFORMATION

Environmental, Health and Safety

For a discussion of certain environmental, health and safety issues involving the Company, see Note 10, Commitments and Contingencies, to the consolidated financial statements.

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 10, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Pronouncements and Pending Accounting Standards

During 2004, 2003 and 2002, the Company adopted various accounting standards as described in Note 21, New Accounting Pronouncements, to the consolidated financial statements, none of which had a material effect on the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 21, New Accounting Pronouncements, to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2004, all of the Company’s outstanding term debt is comprised of fixed-rate debt, with the exception of $200.0 million fixed-rate debt, which was swapped to floating rates. The Company’s exposure to interest rate risk is mitigated by its investment in short-term marketable securities. As of December 31, 2004, the Company has short-term investments of $500.2 million consisting primarily of short-term deposits and money market funds. The interest rates on these investments are generally tied to market rates.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues, expenses and other transactions are not in the local currency of the operating unit, the Company selectively enters into foreign currency forward contracts to hedge the currency risk. As of December 31, 2004, the aggregate notional amount of outstanding forward contracts was $14.8 million.

The Company assessed market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would not have a material effect on interest income/expense, foreign currency gains and losses, and cash flows; and would change the fair values of fixed rate debt by approximately $58.0 million.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is limited due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2004, 2003 and 2002. The Company maintains provisions for potential credit losses and any such losses to date have been within the Company’s expectations.

Commodities

The primary raw materials used by the Company are paper and ink. To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Management believes a hypothetical 10% change in the price of paper and other raw materials on its earnings and cash flows would not have a significant effect on the Company because these costs are generally passed through to its customers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Internal Control Over Financial Reporting

1.	Scope of Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of the end of the last fiscal year. The framework on which such evaluation was based is contained in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Management has not evaluated the internal control over financial reporting related to its ownership interest in certain investment partnerships, all of which were in existence prior to December 31, 2003 (see Note 8, Investments, to the consolidated financial statements). These investment partnerships have been consolidated in the Company’s financial statements in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” and would not have been consolidated in the absence of this guidance. The Company does not have the ability to dictate or modify the controls of these investment partnerships and does not have the ability, in practice, to assess those controls. Therefore, management’s conclusion regarding the effectiveness of its internal controls over financial reporting set forth below does not extend to these investment partnerships. The consolidated financial statements as of and for the year ended December 31, 2004 include assets of $12.9 million, which represent less than one percent of consolidated assets, and net losses pertaining to these investment partnerships of $0.7 million, which are included in consolidated net earnings of $178.3 million.

2.	Management’s Report on Internal Control Over Financial Reporting

Based upon the evaluation described above under the framework contained in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2004, except that management’s conclusion does not extend to the investment partnerships described in Note 8, Investments, to the consolidated financial statements.

Deloitte & Touche LLP, the Company’s auditors, have issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. This attestation report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of R.R. Donnelley & Sons Company

Chicago, IL

We have audited management’s assessment, included in the accompanying “Item 9A. Control and Procedures (b) Internal Control Over Financial Reporting,” that R.R. Donnelley & Sons Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Item 9A. Control and Procedures (b) Internal Control Over Financial Reporting,” management excluded from their assessment the internal control over financial reporting related to the Company’s ownership interest in certain investment partnerships, all of which were in existence prior to December 31, 2003, were consolidated in the Company’s financial statements in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” and would not have been consolidated in absence of this guidance, as the Company does not have the ability to dictate or modify the controls of these investment partnerships, and does not have the ability, in practice, to assess those controls. The consolidated financial statements as of and for the year ended December 31, 2004 include assets of $12.9 million, which represent less than one percent of consolidated assets, and net losses pertaining to these investment partnerships of $0.7 million, which are included in consolidated net earnings of $178.3 million. Accordingly, our audit did not include the internal control over financial reporting at these investment partnerships. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements (which report includes an explanatory paragraph concerning the Company’s acquisition on February 27, 2004 of all the outstanding shares of Moore Wallace Incorporated).

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 14, 2005

ITEM 9B.	OTHER INFORMATION

In connection with the Company’s decision to transition the Controller’s function to the Company’s headquarters in Chicago during 2005, on March 10, 2005, the Company and Richard T. Sansone, Senior Vice President, Controller of the Company, agreed that Mr. Sansone will be relieved of the title and duties of Controller upon notice from the Company but will remain as an employee and cooperate in the transition of his duties until February 28, 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “About the Current Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 26, 2005 (the “2005 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

The Company has adopted a policy statement entitled Code of Ethics that applies to our chief executive officer and our senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is necessary, the Company intends to post such information on its web site. A copy of our Code of Ethics has been filed as Exhibit 14 to our Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the captions “Director Compensation,” “Executive Compensation,” “Retirement Benefits,” and “Executive Agreements” of the 2005 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2005 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2004 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
(in thousands)	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	10,978.4	$30.77	3,069.1	(5)
Equity compensation plans not approved by security holders(3)	4,903.4	28.91	5,219.4

Total	15,881.8	30.20	8,288.5

(1)	On the Acquisition Date stock options units outstanding under various Moore Wallace plans (pursuant to which no subsequent awards may be made) were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2004, 1,579,829 shares were issuable upon the exercise of stock options with a weighted average exercise price per share of $20.18. Information regarding these awards is not included in the table.

(2)	Includes 407,920 shares issuable upon the vesting of restricted stock units and 1,455,000 shares issuable upon the vesting of performance units (assuming that maximum performance levels are achieved) issued under the Company’s 2004 Performance Incentive Plan.

(3)	Represents the Donnelley Shares Stock Option Plan, the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 900,711 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.

(4)	Restricted stock units and performance units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.

(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,000,000 in the aggregate, excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company, of which 2,347,080 remain available for issuance. The number of available shares assumes that, with respect to outstanding performance units, maximum performance levels will be achieved.

Moore Wallace 2003 Long-Term Incentive Plan

On the Acquisition Date, the Company acquired Moore Wallace and assumed the Moore Wallace 2003 Long-Term Incentive Plan (2003 LTIP) pursuant to which subsequent awards can be made. The shareholders of Moore Wallace previously had approved the 2003 LTIP. Under the 2003 LTIP, all employees of Moore Wallace and its subsidiaries who have demonstrated significant management potential or who have the capacity for contributing in a substantial measure to the successful performance of Moore Wallace are eligible to participate in the plan. Awards under the 2003 LTIP may consist of restricted stock or restricted stock units and also pursuant to the plan a one time grant of 85,000 options to purchase common shares of Moore Wallace was issued to a particular employee. The 2003 LTIP is administered by the board of directors of the Company which may delegate any or all of its responsibilities to the human resources committee of the board of directors.

There are 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the Acquisition). As of December 31, 2004, there were 900,711 restricted stock units outstanding and 5,219,430 shares available for future issuance under the 2003 LTIP. The time period during which these shares will be available for issuance will not be extended beyond the period when they would have been available under the plan absent the Acquisition. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”). No awards will be granted under the 2003 LTIP to any legacy RR Donnelley or RR Donnelley subsidiary employees

2000 Broad-Based Stock Incentive Plan

In 2000, the board of directors approved the adoption of the 2000 Broad-Based Stock Incentive Plan (2000 Broad-Based Plan) to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2000 Broad-Based Plan were generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. The 2000 Broad-Based Plan is administered by the human resources committee of the board of directors, which may delegate its responsibilities to the chief executive officer or another executive officer. The 2000 Broad-Based Plan was terminated in February 2004 and no new awards may be made under the plan.

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2004, options to purchase 2,365,797 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested

(subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

Donnelley Shares Stock Option Plan

In 1994, the board of directors approved the adoption of the Donnelley Shares Stock Option Plan (Donnelley Shares Plan). All employees (other than officers) were eligible to receive options under the plan. The Donnelley Shares Plan was administered by the human resources committee of the board of directors, which had full authority to grant options under the plan and to determine the terms and conditions of all options granted under the plan. The Company last granted options under the Donnelley Shares Plan in 1996, and the plan expired in 1999.

There were 6,000,000 shares of common stock reserved and authorized for issuance under the Donnelley Shares Plan. As of December 31, 2004, options to purchase 1,636,850 shares of common stock were outstanding under the Donnelley Shares Plan. The purchase price for options granted under the Donnelley Shares Plan was the fair market value of a share of RR Donnelley common stock at the time of the grant. All of the outstanding options generally vested over a period of three years, were not exercisable unless vested (subject in some cases to early vesting and exercisability in certain events, including the death or permanent disability of the optionee, termination of the optionee’s employment under certain circumstances or a “change in control” (as defined in the Donnelley Shares Plan)) and generally expire 10 years after the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading “Certain Transactions” of the 2005 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2005 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedule

The financial statement schedule listed in the accompanying index (page F-1) to the financial statements is filed as part of this Annual Report on Form 10-K.

3. Exhibits

The exhibits listed on the accompanying index to exhibits (pages E-1 through E-3) are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-3) are filed as part of this Annual Report on Form 10-K.

(c)	Financial Statements omitted

Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2005.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ KEVIN J. SMITH
Kevin J. Smith Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March 2005.

	Signature and Title	Signature and Title

	/s/ MARK A. ANGELSON	/s/ THOMAS S. JOHNSON *
	Mark A. Angelson	Thomas S. Johnson
	Chief Executive Officer, Director (Principal Executive Officer)	Director

	/s/ KEVIN J. SMITH	/s/ JOAN D. MANLEY *
	Kevin J. Smith	Joan D. Manley
	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director

	/s/ RICHARD T. SANSONE	/s/ JOHN C. POPE *
	Richard T. Sansone	John C. Pope
	Senior Vice President and Controller (Principal Accounting Officer)	Director

	/s/ GREGORY Q. BROWN *	/s/ MICHAEL T. RIORDAN *
	Gregory Q. Brown	Michael T. Riordan
	Director	Director

	/s/ ROBERT F. CUMMINGS, JR. *	/s/ LIONEL H. SCHIPPER *
	Robert F. Cummings, Jr.	Lionel H. Schipper
	Director	Director

	/s/ JAMES R. DONNELLEY *	/s/ OLIVER R. SOCKWELL *
	James R. Donnelley	Oliver R. Sockwell
	Director	Director

	/s/ ALFRED C. ECKERT III *	/s/ BIDE L. THOMAS *
	Alfred C. Eckert III	Bide L. Thomas
	Director	Director

	/s/ JUDITH H. HAMILTON *	/s/ NORMAN H. WESLEY *
	Judith H. Hamilton	Norman H. Wesley
	Director	Director

/s/ STEPHEN M. WOLF *
Stephen M. Wolf
Chairman of the Board, Director

By:	/s/ SUZANNE S. BETTMAN
Suzanne S. Bettman
As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$7,156.4	$4,182.6	$4,247.2

Cost of sales (exclusive of depreciation and amortization shown below)	5,269.6	3,085.6	3,131.1
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	934.7	521.5	497.0
Restructuring and impairment charges – net (Note 4)	107.4	12.5	87.4
Depreciation and amortization	385.5	270.3	286.5

Total operating expenses	6,697.2	3,889.9	4,002.0

Income from continuing operations	459.2	292.7	245.2
Interest expense – net (Note 13)	85.9	51.4	62.7
Investment and other income (expense) – net (Note 8)	(16.5)	(12.9)	(15.1)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	356.8	228.4	167.4

Income taxes (Note 12)	92.6	39.8	29.9
Minority interest	(0.7)	0.1	0.7

Net earnings from continuing operations before cumulative effect of change in accounting principle	264.9	188.5	136.8
Income (loss) from discontinued operations, net of tax	(80.0)	(12.0)	5.4
Cumulative effect of change in accounting principle, net of tax	(6.6)	—	—

Net earnings	$178.3	$176.5	$142.2

Earnings per share:
Basic:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$1.31	$1.67	$1.21
Income (loss) from discontinued operations, net of tax	(0.40)	(0.11)	0.05
Cumulative effect of change in accounting principle, net of tax	(0.03)	—	—

Net earnings	$0.88	$1.56	$1.26

Diluted:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$1.30	$1.65	$1.19
Income (loss) from discontinued operations, net of tax	(0.39)	(0.11)	0.05
Cumulative effect of change in accounting principle, net of tax	(0.03)	—	—

Net earnings	$0.88	$1.54	$1.24

Weighted average number of common shares outstanding:
Basic	202.3	113.3	113.1
Diluted	204.2	114.3	114.4

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2004	2003
ASSETS
Cash and equivalents	$641.8	$60.8
Receivables, less allowances for doubtful accounts of $44.5 in 2004 and $26.3 in 2003	1,252.8	691.5
Inventories (Note 6)	422.0	154.3
Prepaid expenses and other current assets	44.1	22.4
Deferred income taxes (Note 12)	239.9	22.5

Total current assets	2,600.6	951.5

Property, plant and equipment – net (Note 7)	1,924.5	1,279.1
Goodwill (Note 5)	2,472.7	167.8
Other intangible assets – net (Note 5)	666.1	5.4
Prepaid pension cost (Note 11)	498.3	314.4
Other noncurrent assets	288.7	252.6
Assets of discontinued operations (Note 3)	102.8	232.5

Total assets	$8,553.7	$3,203.3

LIABILITIES
Accounts payable	$517.8	$282.7
Accrued liabilities (Note 9)	765.0	400.4
Short-term and current portion of long-term debt (Note 13)	204.5	175.1

Total current liabilities	1,487.3	858.2

Long-term debt (Note 13)	1,581.2	750.4
Postretirement benefits (Note 11)	336.9	12.0
Deferred income taxes (Note 12)	576.3	221.8
Other noncurrent liabilities	534.5	323.4
Liabilities of discontinued operations (Note 3)	50.9	54.3

Total liabilities	4,567.1	2,220.1

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value Authorized: 500.0 shares; Issued: 243.0 shares in 2004 (140.9 shares – 2003)	303.7	176.1
Additional paid-in-capital	2,856.7	132.4
Retained earnings	1,536.9	1,641.7
Accumulated other comprehensive loss	(72.2)	(123.7)
Unearned compensation	(30.3)	(2.9)
Treasury stock, at cost, 20.6 shares in 2004 (27.2 shares – 2003)	(608.2)	(840.4)

Total shareholders’ equity	3,986.6	983.2

Total liabilities and shareholders’ equity	$8,553.7	$3,203.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net earnings	$178.3	$176.5	$142.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss (income) from discontinued operations	80.0	12.0	(5.4)
Cumulative effect of change in accounting principle	6.6	—	—
Restructuring charges – net	85.0	8.8	72.0
Impairment charges	22.4	3.7	15.4
Depreciation and amortization	385.5	270.3	286.5
Fair market value adjustment for inventory and backlog	66.9	—	—
Reversal of tax reserves	(30.5)	(39.9)	(30.0)
Deferred taxes	29.8	(16.8)	(15.1)
Gain on sale – net	(14.7)	(8.2)	(20.2)
Other	76.9	52.5	62.1
Changes in operating assets and liabilities of continuing operations – net of acquisitions:
Accounts receivable – net	59.9	(117.6)	83.1
Inventories	(34.0)	(4.1)	6.4
Prepaid expenses	11.1	9.2	(5.7)
Accounts payable	(23.2)	37.4	(37.2)
Accrued liabilities and other	(140.6)	(8.1)	(167.2)

Net cash provided by operating activities of continuing operations	759.4	375.7	386.9
Net cash provided by (used for) operating activities of discontinued operations	62.8	(21.6)	22.0

Net cash provided by operating activities	822.2	354.1	408.9

INVESTING ACTIVITIES
Capital expenditures	(265.2)	(192.8)	(239.7)
Acquisition of business, net of cash acquired	66.1	—	—
Proceeds from sale of investments and other assets	79.6	34.2	24.4

Net cash used for investing activities of continuing operations	(119.5)	(158.6)	(215.3)
Net cash provided by (used for) investing activities of discontinued operations	55.6	(26.4)	(0.9)

Net cash used for investing activities	(63.9)	(185.0)	(216.2)

FINANCING ACTIVITIES
Payments of long-term debt	(958.4)	(111.2)	(78.7)
Proceeds from issuance of long-term debt	997.0	—	—
Net change in short-term debt	(139.7)	40.6	14.6
Issuance of common stock	119.4	18.5	16.6
Acquisition of common stock	—	(2.5)	(20.0)
Dividends paid	(200.8)	(115.7)	(111.0)
Debt issuance costs	(9.3)	—	—

Net cash used for financing activities of continuing operations	(191.8)	(170.3)	(178.5)
Net cash used for financing activities of discontinued operations	(2.8)	(0.6)	—

Net cash used for financing activities	(194.6)	(170.9)	(178.5)

Effect of exchange rate on cash flows and cash equivalents	17.3	2.1	(2.3)

Net increase in cash and equivalents	581.0	0.3	11.9

Cash and equivalents at beginning of year	60.8	60.5	48.6

Cash and equivalents at end of year	$641.8	$60.8	$60.5

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$2,804.9	$—	$—

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2001	140.9	$176.1	$132.4	(27.8)	$(873.7)	$(7.0)	$1,569.6	$(109.0)	$888.4
Net earnings							142.2		142.2
Translation adjustments								(10.7)	(10.7)
Minimum pension liability adjustment								4.3	4.3

Comprehensive income									135.8

Treasury stock activity					7.4		(7.8)		(0.4)
Cash dividends paid							(111.0)		(111.0)
Stock-based awards, net of amortization						1.8			1.8

Balance at December 31, 2002	140.9	176.1	132.4	(27.8)	(866.3)	(5.2)	1,593.0	(115.4)	914.6

Net earnings							176.5		176.5
Translation adjustments								16.0	16.0
Minimum pension liability adjustment								(27.0)	(27.0)
Unrealized gain on investment								2.7	2.7

Comprehensive income									168.2

Treasury stock activity				0.6	25.9		(12.1)		13.8
Cash dividends paid							(115.7)		(115.7)
Stock-based awards, net of amortization						2.3			2.3

Balance at December 31, 2003	140.9	176.1	132.4	(27.2)	(840.4)	(2.9)	1,641.7	(123.7)	983.2

Net earnings							178.3		178.3
Translation adjustments								23.0	23.0
Minimum pension liability adjustment								25.7	25.7
Unrealized gain on investment								2.8	2.8

Comprehensive income									229.8

Treasury stock activity			20.5	6.6	232.2		(82.3)		170.4
Cash dividends paid							(200.8)		(200.8)
Stock-based awards, net of amortization			7.0			(27.4)			(20.4)
Common shares issued	102.1	127.6	2,696.8						2,824.4

Balance at December 31, 2004	243.0	$303.7	$2,856.7	(20.6)	$(608.2)	$(30.3)	$1,536.9	$(72.2)	$3,986.6

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1.     Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements include estimates and assumptions by management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current presentation.

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace (the “Acquisition”), a leading provider of printed products and print management services (see Note 2). The Company’s results of operations for the year ended December 31, 2004 include the results of Moore Wallace from February 27, 2004 (the “Acquisition Date”).

On July 27, 2004, the Company entered into a definitive agreement to sell its package logistics business. The sale was closed on October 29, 2004. During September 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”), a Florida-based provider of package distribution services. Due to a change in strategic focus subsequent to the Acquisition, in December 2004 the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment. These businesses have been presented as discontinued operations in the consolidated financial statements. Prior periods have been reclassified to conform to this presentation.

During the second quarter of 2004, in conjunction with management’s review of the Company’s business units and operating processes following the Acquisition, management changed the Company’s reportable segments. During the third quarter of 2004, as a result of the then pending sale of the Company’s package logistics business and the shutdown of MLI, the remaining businesses in the former Logistics segment (primarily print logistics operations) were combined with the Publishing and Retail Services segment. The current reportable segments are as follows: Publishing and Retail Services, Integrated Print Communications, Forms and Labels, and Corporate. Prior periods have been reclassified to conform to the current reporting structure (see Note 19).

Nature of Operations—The Company provides a wide variety of print and print-related services and products for customers. The Company also provides logistics and distribution services for its print customers and other mailers.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within shareholders’ equity. Income and expense items are translated at the average rates during the respective periods.

Revenue Recognition—The Company recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title and risk of loss. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company receives a logistics and warehouse management fee for the services it provides. In certain cases, delivery and billing schedules are outlined with the customer and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, the order is invoiced and there is a reasonable assurance as to collectibility. Because the majority of products are customized, product returns are not

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Billings for third-party shipping and handling costs are included in net sales.

Revenue from services is recognized as services are performed. Long-term product contract revenue is recognized based on the completed contract method or percentage of completion method. The percentage of completion method is used only for contracts that will take longer than three months to complete, where project stages are clearly defined and can be invoiced and where the contract contains enforceable rights by both parties. Revenue related to short-term service contracts and contracts that do not meet the percentage of completion criteria is recognized when the contract is completed.

Within the Company’s financial print business, which serves the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and mutual fund compliance communications, as well as provides EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed.

Revenues related to the Company’s premedia operations, which include digital content management such as photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services we provide.

The Company records deferred revenue in situations where the revenue recognition criteria outlined above is not met.

By-Product Recoveries—The Company records the sale of by-products as a reduction of cost of goods sold.

Cash and Equivalents—The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

Receivables—Receivables primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 69% and 75% of the inventories at December 31, 2004 and 2003, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs on earnings; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

Long-lived Assets—Long-lived assets are comprised primarily of property, plant and equipment and certain identifiable intangible assets, other than goodwill.

The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The Company’s investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for the Company’s share of any declines in the estimated fair value of the underlying properties that are deemed to be other than temporary. Based on its ownership percentages and inability to exercise significant influence, the Company accounts for its investments in affordable housing under the cost method. The Company determines its estimates of fair value using remaining future tax credits and tax deductions to be received and expected residual values upon sale or disposition of its ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships, which include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. In addition, the Company has other investments in affordable housing that are consolidated. See Note 8.

Property, plant and equipment—Property, plant and equipment are recorded at cost and depreciated primarily on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 40 years for buildings and from 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

Goodwill—Goodwill is reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. In the absence of comparable market valuations, the Company compares expected future discounted cash flows to be generated by the asset or related reporting unit to its carrying value. If the carrying value exceeds the sum of the future discounted cash flows, the Company would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified

Amortization—Deferred charges include certain costs to acquire and develop internal-use computer software, which are amortized over its estimated useful life using the straight-line method, up to a maximum of seven years. Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated, useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

Financial Instruments—The Company enters into forward exchange contracts to hedge exposures resulting from foreign exchange fluctuations in the ordinary course of business. The contracts are normally for terms of less than one year and are used to mitigate the effect of fluctuations in foreign currencies. The unrealized gains and losses on outstanding contracts are included in investment and other income (expense). The Company uses interest rate swap agreements to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs.

At December 31, 2004, the aggregate notional amount of forward exchange contracts was $14.8 million. Unrealized gains and losses from these foreign exchange contracts were not significant.

The Company may be exposed to losses if the counterparties to the above contracts fail to perform. The Company manages this risk by dealing only with what it believes to be financially sound counterparties. The Company does not use derivative financial instruments for trading or speculative purposes.

Short-term securities are highly liquid and consist of investment grade instruments in governments, financial institutions and corporations.

Unless otherwise disclosed in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Stock-Based Compensation—The Company has stock-based compensation plans as described in Note 16. The Company accounts for stock options using the intrinsic value method. Stock options generally do not give rise to compensation expense as they have an exercise price equal to the fair market value at dates of grant.

The Company also awards restricted stock, restricted stock units (collectively “restricted stock awards”) and other stock-based awards. Compensation expense is measured based upon the fair value of the awards and is recognized as the awards vest. Unearned compensation cost on restricted stock awards is shown as a reduction of shareholders’ equity.

Net earnings and earnings per share on a pro forma basis, if compensation expense for employee stock-based awards were determined using the fair value method, are as follows:

	2004	2003	2002
Net earnings, as reported	$178.3	$176.5	$142.2
Pro forma adjustments - net of tax:
Stock-based compensation, included in net earnings	9.8	1.7	1.5
Fair value compensation expense	(13.2)	(11.2)	(11.7)

Pro forma net earnings	$174.9	$167.0	$132.0

Net earnings per share, as reported:
Basic	$0.88	$1.56	$1.26
Diluted	0.88	1.54	1.24

Pro forma net earnings per share:
Basic	$0.86	$1.47	$1.17
Diluted	0.86	1.46	1.15

Pension and Postretirement Plans— The Company records annual amounts relating to is pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

Comprehensive Income—Comprehensive income for the Company consists of net income, minimum pension liability adjustments, unrealized gains on marketable securities available for sale and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Use of Estimates— The preparation of consolidated financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, amortization, asset valuations, employee benefits, taxes, restructuring and other provisions and contingencies.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Note 2.     Acquisitions

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace in exchange for consideration of 0.63 shares of the Company’s common stock for each outstanding common share of Moore Wallace. The aggregate consideration to the Moore Wallace shareholders was comprised of 102.1 million shares of common stock of the Company with a fair value of $2,804.9 million. The fair value of the Company’s shares was based upon the actual number of shares issued to the Moore Wallace shareholders using the average closing trading price of the Company’s common stock on the New York Stock Exchange during a five-day trading period beginning two trading days prior to the announcement of the combination agreement on November 8, 2003. The total purchase price of $2,758.0 million, net of cash acquired of $85.4 million, also included $21.6 million for the conversion of employee stock awards and direct acquisition costs of $16.9 million (which exclude debt issuance costs) through December 31, 2004.

The Acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the Acquisition Date. The excess of the cost of the Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of assets and liabilities has been determined and the purchase price has been allocated as follows:

Accounts receivable	$656.6
Inventory and customer backlog	323.8
Other current assets	37.0
Property, plant and equipment and other long-term assets	834.4
Amortizable intangible assets and indefinite-lived intangible assets	703.1
Goodwill	2,309.1
Accounts payable and accrued liabilities	(670.1)
Short-term and long-term debt	(966.2)
Postretirement and pension benefits and other long-term liabilities	(311.7)
Deferred taxes—net	(158.0)

Total purchase price—net of cash acquired	$2,758.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Pro forma results

The following unaudited pro forma financial information presents the combined results of operations of the Company and Moore Wallace as if the Acquisition had occurred at January 1, 2004 and 2003. The historical results of the Company for 2004 include the results of Moore Wallace from the Acquisition Date. The pro forma results presented below for 2004 combine the results of the Company for 2004 and the historical results of Moore Wallace from January 1, 2004 through February 26, 2004. The pro forma results for 2003 combine the historical results of the Company for 2003 with the combined historical results for 2003 of Moore Wallace and Wallace Computer Services Inc. (“Wallace”), which was acquired by Moore Wallace on May 15, 2003. Management believes that a more meaningful prior period comparison results from the inclusion of the results of Wallace from January 1, 2003 in the pro forma results for 2003 due to the significance of the Wallace acquisition. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the Company’s statutory tax rate.

	2004	2003
Net sales	$7,680.7	$7,390.6
Net earnings before cumulative effect of change in accounting principle	163.4	267.4
Net earnings	156.8	267.4
Earnings per share:
Basic:
Net earnings before cumulative effect of change in accounting principle	$0.75	$1.24
Cumulative effect of change in accounting principle	0.03	—

Net earnings	$0.72	$1.24

Diluted:
Net earnings before cumulative effect of change in accounting principle	$0.74	$1.23
Cumulative effect of change in accounting principle	0.03	—

Net earnings	$0.71	$1.23

The pro forma net earnings for 2004 and 2003 include $44.4 million for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: Acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $97.9 million and $66.9 million for 2004 and 2003, respectively; and net restructuring and impairment charges from continuing operations of $105.0 million and $26.0 million for 2004 and 2003. Also included for 2004 are impairment and other non-recurring charges related to discontinued operations of $109.2 million (see Note 3).

Other Acquisitions

On March 6, 2003, the Company acquired certain net assets of MLI for approximately $16.9 million in cash. MLI operated sortation facilities and a dedicated fleet of vehicles to provide package distribution services. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in $16.0 million of goodwill. Subsequently, the Company recorded an impairment charge in 2003 of $4.0 million for goodwill as a result of the annual impairment review. In 2004, the operations of MLI were shutdown. See Note 3.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Note 3.     Discontinued Operations and Divestitures

Discontinued Operations

During 2004, the Company entered into a definitive agreement to sell its package logistics business. The sale closed on October 29, 2004. Also during 2004, the Company completed the shutdown of its MLI operations. Due to a change in strategic focus subsequent to the Acquisition, in December 2004 the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment and is accordingly presented as a discontinued operation. The aggregate carrying value of the discontinued business was $51.9 million at December 31, 2004. These businesses have been classified separately in the Consolidated Balance Sheets as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are summarized as follows:

	December 31, 2004	December 31, 2003
Assets:
Cash	$1.5	$—
Receivables, less allowance for doubtful accounts	55.4	47.0
Inventory	33.6	—
Prepaid expenses and other current assets	4.0	0.9
Deferred income taxes	—	14.3
Property, plant and equipment—net	2.0	18.3
Goodwill and intangibles	4.8	152.0
Other assets	1.5	—

Total assets of discontinued operations	$102.8	$232.5

Liabilities:
Accounts payable and accrued liabilities	$49.7	$39.2
Debt	—	2.8
Current and deferred income taxes	1.2	12.3

Total liabilities of discontinued operations	$50.9	$54.3

Included in the net income (loss) from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 are the following:

	Years Ended December 31,
	2004	2003	2002
Net sales	$634.1	$604.5	$507.7
Income (loss) from discontinued operations, net of tax	(80.0)	(12.0)	5.4

The income (loss) from discontinued operations above included tax benefits (expenses) of $52.9 million, $8.0 million and ($3.6) million for 2004, 2003 and 2002, respectively.

During 2004, the Company shut down the operations of MLI. Total restructuring and impairment charges related to exiting this business were $18.6 million in 2004.

Also included in the net loss from discontinued operations was a net loss of $10.1 million related to the Company’s Peak Technologies business, which included restructuring charges of $0.9 million for workforce reductions (57 employees).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

During the second quarter of 2004, management began discussions concerning the possible sale of its package logistics business. As of June 30, 2004, management had the intent to sell the business. Accordingly, management performed an evaluation of the recoverability of the tangible and intangible assets of the package logistics business and concluded that an impairment of its acquired goodwill had occurred. Accordingly, a pretax charge of $89.1 million ($53.6 million net of tax) was recorded during the second quarter of 2004, because the fair value was less than the carrying amount of the net assets. Fair value was determined by using management’s best estimate and was based on the amounts for which the net assets could be sold in the marketplace. Total restructuring and impairment charges related to exiting this business were $89.6 million in 2004. In October 2004, the Company sold its package logistics business and recorded an after-tax loss on the sale of discontinued operations of $6.0 million.

Divestitures

In 2004, a net gain of $14.3 million was recorded related to the disposal of certain Latin American investments. In 2003, the Company sold its cost basis investment in MultiMedia Live and its 25% equity investment in Global Directory Services Company for $24.0 million in cash. In connection with these transactions, the Company recorded a pretax gain on sale of $5.5 million. In connection with the Global Directory transaction, the Company reduced goodwill by $9.7 million, which represented the remaining balance of the goodwill that arose at the time of the Company’s acquisition of this equity investment. In 2002, the Company recorded a pretax gain of $6.4 million upon collection of a note receivable that had been previously reserved in connection with the sale of Modus Media International in 1999.

Note 4.     Restructuring and Impairment

Throughout 2004, management approved and initiated various plans to restructure the operations of the Company predominantly in connection with the Acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the Company’s combined cost structure. As a result, the Company recorded $85.0 million of net restructuring charges that are included in the 2004 results of operations. Additionally, for the year ended December 31, 2004, the Company recorded $24.7 million of restructuring costs to exit certain operations and activities of Moore Wallace. These restructuring plans were contemplated at the time of the Acquisition and therefore the related restructuring costs were capitalized as a cost of the Acquisition.

As a result of declining market conditions, in both 2003 and 2002 the Company initiated and approved restructuring plans to align the business with market conditions. These restructuring plans resulted in charges for employee termination benefits related to additional workforce reductions; plan curtailment loss related to postretirement benefit plans; exit costs related to closed facilities; relocation costs for defined exit activities which were expensed as incurred; and asset impairments to reduce the carrying values of assets held for sale to estimated fair value.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Restructuring and Impairment Costs Charged to Results of Operations

For the years ended December 31, 2004, 2003 and 2002, the Company recorded the following net restructuring and impairment charges:

2004	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Publishing and Retail Services	$24.6	$0.5	$25.1	$15.2	$40.3
Integrated Print Communications	18.0	1.5	19.5	2.8	22.3
Forms and Labels	19.8	0.9	20.7	4.4	25.1
Corporate	19.2	0.5	19.7	—	19.7

	$81.6	$3.4	$85.0	$22.4	$107.4

For 2004, the Company recorded restructuring charges for workforce reductions (approximately 2,174 employees), of which approximately 2,015 were terminated as of December 31, 2004. This workforce reduction relates to the elimination of duplicative administrative functions resulting from the Acquisition and the reorganization of certain operational activities. The Company anticipates that payments associated with employee terminations will be substantially completed by the second quarter of 2005. Other restructuring charges for 2004 primarily relate to lease exit costs. The Company anticipates that payments associated with lease exit costs will be substantially completed by 2008.

For 2004, the Company recorded impairment charges of $22.4 million. The impairment charges included $13.1 million for the abandonment of certain Publishing and Retail Services related enterprise software projects and other assets and $2.1 million for the write-down of a Publishing and Retail Services customer contract. Additional impairment charges related to software and other assets in the Forms and Labels ($4.4 million) and Integrated Print Communications ($2.8 million) segments.

2003	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Publishing and Retail Services	$(0.9)	$3.5	$2.6	$0.2	$2.8
Integrated Print Communications	4.2	0.8	5.0	0.3	5.3
Forms and Labels	—	1.0	1.0	3.2	4.2
Corporate	(1.0)	1.2	0.2	—	0.2

	$2.3	$6.5	$8.8	$3.7	$12.5

For 2003, the Company recorded net restructuring charges of $2.3 million related to workforce reductions (approximately 279 employees). Included in this amount was a reversal of $4.6 million for employee terminations due to a higher number of employees who transferred to other positions than originally expected. Other net restructuring charges for 2003 include:

•	Employee and equipment relocation costs and other exit costs of $6.9 million. The employee and equipment relocation costs primarily relate to transfers from closed facilities and were expensed as incurred.

•	A reversal of $1.6 million related to previously accrued exit and relocation costs no longer required was recorded in 2003. This reversal was due to the Company’s ability to sublease property and lower than expected facility costs.

•	A curtailment loss of $1.2 million on the Company’s postretirement benefit plan.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The impairment charge of $3.7 million primarily relates to the property, plant and equipment write-downs associated with a plant closure in Chile ($3.2 million).

2002	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Publishing and Retail Services	$15.9	$22.9	$38.8	$14.5	$53.3
Integrated Print Communications	11.1	2.7	13.8	0.7	14.5
Forms and Labels	2.2	1.4	3.6	(0.2)	3.4
Corporate	6.9	8.9	15.8	0.4	16.2

	$36.1	$35.9	$72.0	$15.4	$87.4

For 2002, the Company recorded net restructuring charges for workforce reductions (approximately 1,600 employees). Of the total charge for workforce reductions, approximately $22.9 million relates to early retirement benefits. Other net restructuring charges for 2002 include:

•	Employee and equipment relocation costs of $22.3 million primarily related to closed facilities.

•	Exit costs of $5.2 million primarily related to lease terminations.

•	A curtailment loss of $8.4 million on the Company’s postretirement benefit plan resulting from workforce reductions.

The impairment charge of $15.4 million is for property, plant and equipment write-downs, primarily related to facility closings. This charge includes in part, $4.9 million related to the closing of a facility and $8.8 million in write-downs for anticipated losses on the disposal of buildings, the majority of which relate to facility closures initiated in 2001.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2004, the Company recorded $24.7 million in costs in connection with restructuring certain of the Moore Wallace operations, which primarily included $13.6 million related to workforce reductions (approximately 241 employees, all of which were terminated as of December 31, 2004), $8.6 million for vacating redundant facilities and $2.5 million related to contract terminations and move costs. The Company anticipates that payments associated with employee terminations will be substantially completed by the second quarter of 2005 and payments associated with lease exit costs will be substantially completed in 2011. These restructuring costs were recognized as a cost of the Acquisition since they were contemplated at the time of the Acquisition and are, therefore, included in the purchase price allocation.

Reconciliation of Restructuring Liability

The Company initiated various restructuring actions in 2004, 2003, 2002 and prior years, for which restructuring liabilities remain. The reconciliation of the total restructuring liability, including those capitalized as a cost of the Acquisition, as of December 31, 2004 is as follows:

		Restructuring Costs, Net
	Balance at January 1, 2004	Charged to Results of Operations	Capitalized as a Cost of Acquisition	Cash Paid	Balance at December 31, 2004
Employee terminations	$3.0	$81.6	$13.6	$(63.1)	$35.1
Other	1.4	3.4	11.1	(4.3)	11.6

	$4.4	$85.0	$24.7	$(67.4)	$46.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The restructuring liabilities classified as “other” primarily consist of the estimated remaining payments related to lease exit costs and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods.

Note 5.     Goodwill and Other Intangible Assets

Goodwill at December 31, 2004 and 2003 was as follows:

	Net Book Value at January 1, 2004	Acquisitions	Foreign Exchange	Disposition	Net Book Value at December 31, 2004
Publishing and Retail Services	$82.5	$—	$—	$—	$82.5
Integrated Print Communications	48.3	1,272.5	3.7	—	1,324.5
Forms and Labels	37.0	1,035.2	1.7	(8.2)	1,065.7

	$167.8	$2,307.7	$5.4	$(8.2)	$2,472.7

Goodwill acquired during the year in the table above does not include $1.6 million related to Peak Technologies which is presented as a discontinued operation.

	Net Book Value at January 1, 2003	Acquisitions	Foreign Exchange/ Other	Impairments/ Dispositions	Net Book Value at December 31, 2003
Publishing and Retail Services	$92.2	$—	$—	$ (9.7)	$82.5
Integrated Print Communications	47.7	—	0.6	—	48.3
Forms and Labels	30.6	—	6.4	—	37.0

	$170.5	$—	$7.0	$ (9.7)	$167.8

Other intangibles at December 31, 2004 and 2003 were as follows:

Other Intangibles	Gross Carrying Amount At January 1, 2004	Additions During the Year	Accumulated Amortization and Foreign Exchange	Balance at December 31, 2004	Amortization Period
Trademarks, licenses and agreements	$0.3	$20.6	$(11.6)	$9.3	1.5-2 years
Patents	—	98.3	(10.2)	88.1	8 years
Customer relationship intangibles	47.4	268.7	(60.9)	255.2	12-15 years
Indefinite-lived trade names	—	313.5	—	313.5	Indefinite

	$47.7	$701.1	$(82.7)	$666.1

Other intangibles acquired during the year in the table above do not include $2.5 million of customer relationships and $0.7 million of a patent related to Peak Technologies, which is presented as a discontinued operation.

Other Intangibles	Gross Carrying Amount At January 1, 2003	Additions During the Year	Accumulated Amortization and Foreign Exchange	Balance at December 31, 2003	Amortization Period
Trademarks, licenses and agreements	$0.3	$—	$(0.1)	$0.2	1-2 years
Customer relationship intangibles	42.9	4.5	(42.2)	5.2	1-15 years

	$43.2	$4.5	$(42.3)	$5.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Amortization expense for other intangibles was $37.1 million, $0.5 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Annual amortization expense for other intangibles for the current and next five years is estimated to be:

Year	Expense
2005	$40.3
2006	$31.1
2007	$31.1
2008	$31.1
2009	$31.1
2010	$31.1

Note 6.     Inventories

The components of the Company’s inventories at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Raw materials and manufacturing supplies	$174.8	$85.5
Work in process	129.6	109.4
Finished goods	171.9	9.5
LIFO reserve	(54.3)	(50.1)

Total	$422.0	$154.3

For financial reporting purposes, the Company recognized LIFO expense in 2004 of $3.8 million, LIFO expense of $0.8 million in 2003 and LIFO income of $4.8 million in 2002. The Company uses the external-index method of valuing LIFO inventories.

Note 7.     Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Land	$72.7	$33.9
Buildings	904.4	728.6
Machinery and equipment	4,613.0	3,979.5
Less: Accumulated Depreciation	(3,665.6)	(3,462.9)

Total	$1,924.5	$1,279.1

Assets Held for Sale

As a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, is $16.5 million at December 31, 2004. These assets are included in other assets in the Consolidated Balance Sheets and have been assessed for impairment to reflect their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Note 8.     Investments

Prior to 1996, the Company acquired certain ownership interests in 26 investment level partnerships, which in turn held varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). The Company’s total gross investment in affordable housing was approximately $157.7 million. Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The Company has the ability and intent to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The Company’s expected recovery of its investments in affordable housing is based on the future tax credits and tax deductions to be received and the estimated residual value of the properties. Residual value represents what the Company expects to realize upon either sale of the underlying properties or the refinancing of the partnership interests at the end of the requisite holding periods.

During the quarter ended March 31, 2004, the Company recorded a charge related to a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of Financial Accounting Standard Board (“FASB”) interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, effective January 1, 2004. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Total consolidated assets amounted to $12.9 million at December 31, 2004 and are included in other noncurrent assets. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

During 2004, 2003 and 2002, the Company recorded non-operating pretax charges of $29.3 million, $23.3 million and $26.0 million, respectively, to adjust the carrying value of its affordable housing investments to estimated fair value based on the results of its impairment analysis. The 2004 charge related to non-consolidated investments only and excluded the investments which were consolidated as a result of the adoption of FIN 46. The reduction in fair value was based on both declining future tax credits (based on tax credits realized to-date) and declines in the estimated residual values for certain of the underlying properties, which were deemed to be other than temporary. The Company’s risk of loss related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments. As of December 31, 2004 and 2003, the Company’s remaining investments in affordable housing, not included above, were $40.7 million and $81.9 million, respectively, which was included in other noncurrent assets. Projected affordable housing tax credits expected to be received by the Company are $3.2 million in 2005 and $0.6 million in 2006.

Note 9.     Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Employee-related liabilities	$293.3	$185.1
Restructuring liabilities	46.7	4.4
Deferred revenue	95.9	34.0
Other	329.1	176.9

Total accrued liabilities	$765.0	$400.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Note 10.     Commitments and Contingencies

As of December 31, 2004, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled $389.1 million. Of this total, $246.0 million has been committed. In addition, the Company has a commitment of $35.1 million for severance payments related to restructuring activities and $15.0 million for settlement of litigation. The Company also has a contractual commitment of approximately $35.0 million for contracts mainly for outsourced professional services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. There are no significant minimum volume guarantees associated with these contracts.

The Company has non-cancelable operating lease commitments totaling $387.5 million extending through various periods to 2016. The lease commitments total $94.3 million for 2005, range from $80.9 million to $33.3 million in each of the years 2006 through 2009 and total $76.8 million for years 2010 and thereafter.

The Company is not exposed to significant accounts receivable credit risk due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

Litigation

As reported in the Company’s Annual Report on Form 10-K for 2003, a class action lawsuit Jones, et al. v. R.R. Donnelley & Sons Co. was filed against the Company in 1996. The district court in the case certified three plaintiff classes.

Following a fairness hearing held on November 30, 2004, the district court approved a settlement resolving all of the issues in the Jones case without any admission of wrongdoing by the Company and including the release of the Company from all discrimination claims by the plaintiffs. The total amount paid by the Company in connection with the settlement was $15.0 million, which amount was paid in early 2005. The total pretax charge during 2004 related to this settlement was $14.8 million and was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in 12 federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate five other previously owned facilities and ten other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. We have established reserves that are believed to be adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, our customers file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator. Management believes that the final resolution of these preference items will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

In addition, we are a party to certain litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Note 11.     Retirement Plans

The Company sponsors various funded and unfunded pension plans for most of its full-time employees in the United States, Canada and certain international locations. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The United States pension plan of Moore Wallace acquired in the Acquisition did not accrue benefits as the plan was frozen prior to the Acquisition and continued with no further benefit accruals until January 1, 2005 when benefit accruals commenced again.

In addition to pension benefits, the Company provides certain healthcare and life insurance benefits for retired employees. Most of the Company’s regular full-time U.S. employees become eligible for these benefits at or after reaching age 55 if working for the Company and having 10 years of continuous service. For employees who began employment with the Company prior to January 1, 2002, the Company subsidizes coverage and funds liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested in trust owned life insurance policies covering certain employees of the Company. The underlying assets of the policies are invested primarily in marketable equity, corporate fixed income and government securities. The Moore Wallace postretirement plan acquired in the Acquisition provides postretirement health care and life insurance benefits to certain grandfathered United States employees and to all eligible Canadian employees.

The pension and postretirement benefit obligations as of September 30, 2004, reflect amendments which reduce future benefits under the plan provisions.

The pension and postretirement obligations are measured as of September 30 for all years presented and are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.

The components of the net periodic benefit expense (income) and total expense (income) are as follows:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$61.0	$48.2	$52.3	$16.1	$12.1	$11.5
Interest cost	126.8	106.5	102.3	33.6	20.0	18.6
Expected return on plan assets	(182.1)	(157.4)	(170.9)	(21.0)	(24.8)	(27.5)
Amortization of transition obligation	(11.0)	(10.9)	(10.8)	—	—	—
Amortization of prior service cost	4.0	4.0	3.7	(3.4)	(2.3)	(2.8)
Amortization of actuarial (gain) loss	8.4	4.1	2.7	1.9	0.2	—

Net periodic benefit (income) expense	7.1	(5.5)	(20.7)	27.2	5.2	(0.2)
Curtailments	—	—	—	—	1.2	8.4
Special termination benefit cost	—	3.3	22.9	—	—	—
Provision for litigation settlement to be funded by plan benefits	—	—	9.1	—	—	—
Settlements	(0.1)	—	0.5	—	—	—

Total expense (income)	$7.0	$(2.2)	$11.8	$27.2	$6.4	$8.2

Weighted average assumption used to calculate net periodic benefit expense (income):
Discount Rate	5.9%	6.7%	6.9%	5.9%	6.8%	7.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected return on plan assets	8.2%	8.9%	9.4%	8.0%	8.5%	9.0%

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Benefit obligation at beginning of year	$1,824.1	$1,634.8	$328.5	$307.0
Service cost	61.0	48.2	16.1	12.1
Interest cost	126.8	106.5	33.6	20.0
Plan participants’ contributions	1.2	1.0	11.4	3.0
Acquisitions	450.5	—	312.0	—
Amendments	(147.6)	—	(109.9)	(6.2)
Actuarial loss	25.5	135.0	(6.1)	23.7
Curtailments	—	—	(1.5)	1.3
Special termination benefits	—	3.3	—	—
Foreign currency translation	35.7	7.2	1.9	—
Adjustment to conform measurement date (2)	(3.2)	—	(1.2)	—
Benefits paid	(141.7)	(111.9)	(53.7)	(32.4)

Benefit obligation at end of year (1)	$2,232.3	$1,824.1	$531.1	$328.5

Fair value of plan assets at beginning of year	$1,731.1	$1,486.8	$213.1	$215.6
Actual return on assets	313.6	344.0	37.1	26.9
Acquisitions	530.8	—	—	—
Employer contributions	25.9	6.1	11.6	—
Plan participants’ contributions	1.2	1.0	11.4	3.0
Foreign currency translation	27.3	5.1	—	—
Adjustment to conform measurement date (2)	(5.8)	—	—	—
Benefits paid	(141.7)	(111.9)	(53.7)	(32.4)

Fair value of plan assets at end of year	$2,482.4	$1,731.1	$219.5	$213.1

Funded status	$250.1	$(93.0)	$(311.6)	$(115.4)
Unrecognized transition obligation	(10.2)	(21.1)	—	—
Unrecognized net actuarial loss	278.9	384.8	90.0	115.6
Unrecognized prior service cost (benefit)	(114.4)	37.1	(118.8)	(12.2)
Fourth quarter contribution	9.7	0.9	3.5	—

Net benefit cost recognized on the consolidated balance sheet	$414.1	$308.7	$(336.9)	$(12.0)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$498.3	$314.4	$—	$—
Accrued benefit cost (included in Other noncurrent liabilities)	(130.6)	(98.5)	—	—
Postretirement liability	—	—	(336.9)	(12.0)
Intangible asset	1.0	4.7	—	—
Deferred income taxes	18.2	35.2	—	—
Accumulated other comprehensive income	27.2	52.9	—	—

Net benefit cost recognized on the consolidated balance sheet	$414.1	$308.7	$(336.9)	$(12.0)

Weighted average assumptions used to determine the benefit obligation at the measurement date:
Discount Rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Healthcare cost trend:
Current
Pre-Age 65	—	—	10.2%	8.2%
Post-Age 65	—	—	11.9%	8.2%
Ultimate	—	—	6.0%	5.0%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $2,206.9 million and $1,671.6 million at September 30, 2004 and 2003, respectively.

(2)	Adjustment to conform the measurement dates in the benefit plans acquired in the Acquisition to the Company’s September 30 measurement date.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2004 and 2003:

	Pension Benefits
	2004	2003
Projected benefit obligation	$388.9	$255.3
Fair value of plan assets	242.5	149.4

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2004	2003
Accumulated benefit obligation	$363.7	$248.8
Fair value of plan assets	242.5	149.4

The current healthcare cost trend rate gradually declines through 2013 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$1.8	$(1.7)
Postretirement benefit obligation	21.7	(20.1)

The allocation percentage of plan assets follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Equity	81%	87%	77%	79%
Fixed income securities	15%	12%	22%	20%
Cash and other	4%	1%	1%	1%

Total	100%	100%	100%	100%

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors including asset allocations; historical asset returns; current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 75% for equity securities and approximately 25% for fixed income and other securities.

The Company expects to make cash contributions of approximately $15.0 million to its pension plans and approximately $18.0 million to its postretirement plans in 2005. These contributions are to both funded and unfunded plans and are net of participant contributions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits
2005	$103.5	$42.1
2006	103.5	40.6
2007	107.8	40.7
2008	110.3	40.5
2009	112.8	40.4
Thereafter	652.4	197.0

Employee 401(k) Savings Plans—The Company maintains savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for this plan. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. The total expense attributable to the match was $21.0 million and $11.1 million in 2004 and 2003, respectively.

Note 12.     Income Taxes

Income taxes have been based on the following components of earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
U.S.	$238.4	$209.4	$151.4
Foreign	118.4	19.0	16.0

Total	$356.8	$228.4	$167.4

The components of income tax expense (benefit) from continuing operations for the years ending December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
Federal:
Current	$38.6	$44.4	$30.3
Deferred	41.7	(0.8)	(7.1)
State:
Current	6.0	8.4	6.9
Deferred	(11.9)	(16.0)	(8.0)
Foreign	18.2	3.8	7.8

Total	$92.6	$39.8	$29.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The significant deferred tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Deferred tax liabilities:
Intangible assets	$292.0	$—
Accelerated depreciation	375.9	184.7
Investments	22.1	34.4
Pensions	146.0	97.0
Other	77.8	77.5

Total deferred tax liabilities	913.8	393.6

Deferred tax assets:
Postretirement	133.0	5.1
Accrued liabilities	240.8	123.0
Net operating loss and other tax carryforwards	274.4	37.4
Investments	1.2	2.0
Other	89.3	84.0

Total deferred tax assets	738.7	251.5
Valuation allowance	161.3	34.4

Net deferred tax liabilities	$336.4	$176.5

Included in 2004 is the benefit associated with the reversal of tax contingencies upon the expiration of certain state statutory limitations ($30.5 million), the reversal of a non-U.S. valuation allowance ($7.1 million) and affordable housing credits ($8.8 million).

Included in 2003 is a tax benefit of $45.8 million including a non-cash benefit of $39.9 million due to the favorable resolution of IRS audits for 1996 through 1999. In addition, the Company recorded a $5.9 million receivable for refundable income taxes in Latin America due to the utilization of tax loss carrybacks.

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

On April 1, 2002, the Company reached a settlement agreement with the IRS resolving all disputes over the tax deductibility of interest on loans taken out against its COLI programs. As part of the settlement, the Company agreed to the disallowance of 80% of its interest deductions on loans related to its COLI programs from 1990 through 1998. Based upon the 80% settlement, the Company’s exposure for all years was approximately $217.2 million in taxes and interest, after-tax, of which the Company has satisfied all but approximately $0.8 million to state tax authorities.

As part of the settlement with the IRS, the Company also surrendered approximately 17,000, or 61%, of its outstanding COLI policies to the insurance carriers in April 2002. The IRS agreed to an 80% reduction of the taxable portion of the gain related to the surrender of the COLI policies. The tax at 40% on the remaining 20% gain upon surrender of the policies resulted in additional amounts owed to the IRS of $17.9 million. In April 2002, the Company received $11.8 million in net cash surrender value related to the policies surrendered.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

As a result of the Company’s settlement agreement with the IRS, the Company reduced its tax reserves related to COLI to equal the settlement amounts. Accordingly, in the first quarter of 2002, the Company recorded a tax benefit of $30.0 million to reflect the reduction in tax reserves. In addition, the Company recorded a pretax charge of $4.9 million in the first quarter of 2002 related to the surrender of the above COLI policies, which is classified in other income (expense), net, in the Consolidated Statements of Operations.

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Restructuring and impairment charge	(1.0)	0.7	(2.2)
Foreign tax rate differential	(5.2)	(4.2)	0.8
State and local income taxes, net of U.S. federal income tax benefit	5.7	4.0	6.6
Effects resulting from COLI	—	(0.1)	(15.5)
Resolution of IRS audits (1996-1999)	—	(17.5)	—
Resolution of non-recurring items	(7.9)	—	—
Sales of Latin American investments	(1.3)	—	—
Affordable housing investment credits	(2.4)	(5.9)	(9.6)
Change in valuation allowance	(2.0)	(4.7)	(3.2)
U.S. tax on foreign earnings	2.1	—	—
Other	2.9	10.1	6.0

Total	25.9%	17.4%	17.9%

As of December 31, 2004, the Company had domestic and foreign tax loss carryforwards of approximately $124.9 million and $149.5 million, respectively ($13.2 million and $24.2 million, respectively at December 31, 2003), of which $146.5 million expire between 2005 and 2014. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce certain of these deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2004, the valuation allowance increased by a net of $126.9 million primarily due to the Acquisition and establishing tax credits which required a valuation allowance. During 2003, the valuation allowance decreased by a net of $10.8 million primarily due to a decrease in the allowance associated with the Company’s capital loss carryforwards resulting from the Company’s decision in 2003 to utilize capital loss carryforwards to offset a capital gain resulting from the April 2002 surrender of COLI policies. During 2002, the valuation allowance decreased by $5.4 million resulting from changes in the realizability of an acquired subsidiary’s deferred tax assets due to the finalization of annual tax audits for the year the subsidiary was acquired.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be permanently reinvested in those operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

The Company has reviewed the provision in the American Jobs Creation Act of 2004, relating to the repatriation of foreign earnings, and based on our analysis of our business needs and strategy the Company has not determined at this time that any funds will be repatriated and accordingly no provision for unremitted earnings is provided.

Cash payments for income taxes were $33.7 million, $34.9 million and $197.2 million (including a $129.7 million payment related to the Company’s settlement with the IRS relating to COLI) in 2004, 2003 and 2002, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and amounted to $19.3 million for 2004 and were immaterial in prior years.

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company believes its tax positions are appropriate and that it has adequately provided for assessments it believes are probable and for which the amounts are reasonably estimable. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon settlement or upon the expiration of the statute of limitations, in the period in which such event occurs.

Note 13.     Debt

The Company’s debt consists of the following:

	December 31,
	2004	2003
Commercial paper	$—	$90.5
Medium-term notes due 2005 at a weighted average interest rate of 6.66%	165.8	165.8
5.0% debentures due November 15, 2006*	227.3	232.2
8.875% debentures due April 15, 2021	80.8	80.8
6.625% debentures due April 15, 2029	199.1	199.1
8.820% debentures due April 15, 2031	68.9	68.9
3.75% senior notes due April 1, 2009	399.5	—
4.95% senior notes due April 1, 2014	597.8	—
Other, including capital leases	46.5	88.2

Total debt	1,785.7	925.5
Less: current portion	(204.5)	(175.1)

Long-term debt	$1,581.2	$750.4

*	Includes a $2.8 million and $7.9 million increase in debt related to the fair market value of interest rate swaps at December 31, 2004 and 2003, respectively.

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt exceeded its book value at December 31, 2004 and 2003, by approximately $97.0 million and $96.0 million, respectively.

In March 2004, the Company issued $400.0 million of 3.75% notes due in 2009 and $600.0 million of 4.95% notes due in 2014 (collectively, the “Senior Notes”) at a combined $3.0 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2004. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to fund the redemption of Moore Wallace debt assumed in connection with the Acquisition that included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of the Moore Wallace 7.875% senior unsecured notes. The senior secured credit facility was repaid on the Acquisition Date, and on March 29, 2004, the Company redeemed

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

the 7.875% senior unsecured notes at a price that included a $57.5 million premium. Additionally, during the first quarter of 2004 the Company’s commercial paper program was increased from $350.0 million to $1.0 billion. As of December 31, 2004, there were no borrowings under the commercial paper program. The weighted average interest rate on commercial paper during the year ended December 31, 2003 was 1.19%.

In connection with the Acquisition, the Company entered into a $1.0 billion five-year unsecured revolving credit facility (the “Facility”) in February 2004, which bears interest at variable interest rates plus a basis point spread. The Facility replaced the Company’s previous $350.0 million bank credit facilities. The Facility will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, and limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of December 31, 2004, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.09% on the total unused portion of the Facility. The Company also has $191.1 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of December 31, 2004, total borrowings under these facilities were $35.5 million. As of December 31, 2004, the Company had $53.4 million in outstanding letters of credit, of which $33.9 million reduced availability under the Company’s credit facilities. At December 31, 2004, approximately $1.1 billion was available under the Company’s credit facilities.

The Company was in compliance with its debt covenants as of December 31, 2004.

Annual maturities of debt are as follows: 2005: $204.5 million, 2006: $226.6 million, 2007: $1.0 million, 2008: $1.0 million, 2009: $401.0 million, and $953.0 million thereafter.

The following table summarizes interest expense-net included in the Consolidated Statements of Operations:

	2004	2003	2002
Interest incurred	$88.1	$54.5	$68.0
Amount capitalized as property, plant and equipment	(2.2)	(3.1)	(5.3)

Total	$85.9	$51.4	$62.7

Interest paid was $80.0 million, $69.5 million and $76.8 million in 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principle on the 5.0% debentures due November 2006. The net effect of the various interest rate swaps was a reduction in interest expense of $4.9 million, $4.7 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 14.    Guarantees

The Company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2004, the maximum principal amount guaranteed was approximately $129.2 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The Company may recover a portion of its maximum liability upon liquidation of a subsidiary’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of such proceeds of a liquidation.

Note 15.    Earnings per Share

	2004	2003	2002
Weighted average number of common shares outstanding:
Basic	202.3	113.3	113.1
Dilutive options and awards	1.9	1.0	1.3

Diluted	204.2	114.3	114.4

Dividends paid per common share	$1.04	$1.02	$0.98

See Note 22, which describes a subsequent event related to the January 2005 repurchase of approximately 6.0 million shares of the Company’s common stock.

Note 16.    Stock and Incentive Programs for Employees

The Company has various incentive plans under which stock options and other stock-based awards may be granted to employees. At December 31, 2004, there were 8.3 million shares available for grant. Stock options have an exercise price equal to the fair market value at date of grant. Options granted generally vest over four years or less from the date of grant, upon retirement or upon change of control; and are exercisable for up to five years after the date of retirement. Options granted prior to November 2004 expired ten years from the date of grant. Beginning in November 2004, new option grants expire five years from the date of grant.

Restricted stock awards are approved by the board of directors of the Company and awarded under the Company’s incentive plans. The rights granted to the recipient under these awards accrue ratably over the restriction or vesting period, which is generally four years or less. Upon issuance unearned compensation expense equal to the market value of the award is recorded. The unearned compensation is disclosed as a separate component of shareholders’ equity and is recognized on a straight-line basis as compensation expense over the vesting period. Unvested awards are forfeited upon termination of employment unless certain retirement or disability conditions are met. During 2004, the Company issued 1.5 million restricted stock awards related to the Acquisition with a grant date fair value of $43.1 million. During 2003 and 2002, the Company issued approximately 126 thousand and 80 thousand restricted stock awards with a grant date fair value of $2.6 million and $2.3 million, respectively. At December 31, 2004, there were 1.4 million unvested restricted stock awards outstanding.

During 2004 the Company granted performance unit awards to executive officers and other key employees. Distributions under these awards are payable at the end of the performance period in common stock or cash at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach three hundred percent of the initial award. Compensation expense for these awards is measured based upon the fair market value of the award at the end of the reporting period and is accrued over the performance period. At December 31, 2004, there were 485 thousand performance unit awards outstanding.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

A summary of the Company’s stock option activity is presented below:

	2004		2003		2002
	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	18,376	$27.98	16,866	$29.69	16,679	$29.42
Options granted [1]	4,449	25.20	3,432	18.94	1,919	30.72
Options exercised	(5,169)	22.57	(560)	21.60	(448)	21.91
Options forfeited and expired	(2,958)	27.55	(1,362)	28.93	(1,284)	28.93

Options outstanding at end of year	14,698	$29.13	18,376	$27.98	16,866	$29.69

Options exercisable at end of year	11,075	$29.51	11,841	$31.11	10,713	$31.74

Weighted average fair value of options granted during the year		$6.26		$3.97		$7.44

[1]	In 2004 the options granted includes 2.4 million fully vested options granted in connection with the Acquisition. These options had a fair value of $18.2 million, which is included the purchase price of the Acquisition. The weighted average fair value of the options granted during the year excludes these options.

The weighted average fair value of the options granted is calculated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	3.2%	4.3%	3.7%
Expected volatility	28.1%	26.4%	26.1%
Risk-free interest rate	3.1%	4.3%	4.6%
Expected life	4 years	10 years	10 years

The following summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
$ 4.33–$18.80	2,596	7.9	$17.26	1,410	$15.96
$20.58–$24.88	2,107	5.1	21.40	2,101	21.39
$25.26–$30.13	1,499	5.2	27.34	1,322	27.22
$30.19–$31.72	2,936	6.5	31.00	1,625	30.73
$33.00–$38.06	4,213	3.7	35.17	3,270	35.29
$39.00–$46.88	1,347	2.8	43.07	1,347	43.07

	14,698	5.3	$29.13	11,075	$29.51

During 2004, pursuant to the Company’s 2004 Performance Incentive Plan, the Company issued restricted stock units as stock-based compensation for members of the board of directors. One third of the restricted stock units vest on the third anniversary of the grant date and the remaining two-thirds of the restricted stock units vest upon termination of the holder’s service on the board of directors. The holder may elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the board of directors. In the event of termination of service on the board of directors prior to the third anniversary of the grant date, all restricted stock

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

units will vest. The restricted stock units are payable in shares of the Company’s common stock or cash, at the discretion of the Company. At December 31, 2004, approximately 100 thousand restricted stock units issued to directors were outstanding. For 2004, the compensation expense recorded for these restricted stock units was $3.4 million.

Other Information—Authorized unissued shares or treasury shares may be used for issuance under the stock option programs. The Company intends to use reacquired shares of its common stock to meet the stock requirements of these programs in the future.

Note 17.    Preferred Stock

The Company has two million shares of $1.00 par value preferred stock authorized for issuance. The board of directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock. Five hundred thousand of the shares are reserved for issuance under the Shareholder Rights Plan discussed in Note 18.

Note 18.    Shareholder Rights Plan

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

Note 19.     Industry Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

During the second quarter of 2004, management changed the Company’s reportable segments to reflect the impact of the Acquisition. The segments were identified based on factors including the nature of products and services, certain quantitative thresholds, the availability of discrete financial information, and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes. During the third quarter of 2004, as a result of the then pending sale of the Company’s package logistics business and the shutdown of MLI, management revised the Company’s reportable segments to eliminate the previously reported Logistics segment and to combine the remaining logistics operations (primarily print logistics) with the Company’s Publishing and Retail Services segment. In December 2004, the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment, and it is accordingly presented as a discontinued operation. All prior periods have been reclassified to conform to the current reporting structure. The reported segment results reflect the results of Moore Wallace from the Acquisition Date. The current reportable segments are:

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

Integrated Print Communications.    The Integrated Print Communications segment consists primarily of short-run and variable print operations in the following lines of business:

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

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

Corporate.    The Corporate segment includes unallocated net earnings of benefit plans (excluding service costs) and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs.

The Company has disclosed income (loss) from continuing operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated financial statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations (2)	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2004

Publishing and Retail Services	$2,824.0	$(12.2)	$2,811.8	$306.7	$1,573.4	$165.2	$144.3
Integrated Print Communications	2,927.9	(49.6)	2,878.3	326.8	3,096.8	131.8	88.6
Forms and Labels	1,474.5	(8.2)	1,466.3	52.1	2,301.6	55.0	14.5

Total operating segments	7,226.4	(70.0)	7,156.4	685.6	6,971.8	352.0	247.4
Corporate (1)	—	—	—	(226.4)	1,479.1	33.5	17.8

Total continuing operations	$7,226.4	$(70.0)	$7,156.4	$459.2	$8,450.9	$385.5	$265.2

Year ended December 31, 2003 (Reclassified)

Publishing and Retail Services	$2,610.0	$(1.2)	$2,608.8	$311.4	$1,571.6	$169.2	$129.7
Integrated Print Communications	1,444.8	(3.8)	1,441.0	120.6	731.2	73.5	36.3
Forms and Labels	132.5	0.3	132.8	(21.7)	154.2	6.6	5.0

Total operating segments	4,187.3	(4.7)	4,182.6	410.3	2,457.0	249.3	171.0
Corporate (1)	—	—	—	(117.6)	513.8	21.0	21.8

Total continuing operations	$4,187.3	$(4.7)	$4,182.6	$292.7	$2,970.8	$270.3	$192.8

Year ended December 31, 2002 (Reclassified)

Publishing and Retail Services	$2,670.2	$(3.2)	$2,667.0	$272.2	$1,554.0	$171.1	$137.7
Integrated Print Communications	1,438.1	(0.3)	1,437.8	114.2	699.1	78.2	60.0
Forms and Labels	142.4	—	142.4	(9.2)	143.8	7.9	4.5

Total operating segments	4,250.7	(3.5)	4,247.2	377.2	2,396.9	257.2	202.2
Corporate (1)	—	—	—	(132.0)	623.0	29.3	37.5

Total continuing operations	$4,250.7	$(3.5)	$4,247.2	$245.2	$3,019.9	$286.5	$239.7

(1)	Corporate expenses consist primarily of the following items: general corporate, management and information technology costs, which were partially offset by net earnings of benefit plans (excluding service costs) of $48.3 million, $67.1 million, and $84.7 million in 2004, 2003, and 2002, respectively.

Corporate assets consist primarily of the following items at December 31, 2004: cash and cash equivalents, benefit plan assets of $498.3 million, investments in affordable housing of $53.6 million and fixed assets of $84.2 million; and

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

December 31, 2003: benefit plan assets of $314.4 million, investments in affordable housing of $81.9 million and fixed assets of $81.1 million.

(2)	Included in the 2004 income from continuing operations for the Integrated Print Communications and the Forms and Labels segments were fair market value adjustments for inventory and backlog and integration charges that were all related to the Acquisition. The 2004 Acquisition-related charges for the Integrated Print Communications segment were $17.5 million for the fair market value adjustments and $3.6 million for integration activities. Forms and Labels 2004 Acquisition-related charges were $49.4 million for the fair market value adjustments and $3.1 million for integration activities. Integration charges of $6.8 million were included in the Corporate segment’s 2004 results.

Net	restructuring and impairment charges by segment for 2004, 2003 and 2002 are included in Note 4.

Note 20.     Geographic Area Information

	U.S.	Europe	Rest of the World	Combined
2004
Net sales	$6,130.3	$451.8	$574.3	$7,156.4
Long-lived assets (1)	$5,397.6	$224.8	$227.9	$5,850.3
2003
Net sales	$3,599.6	$313.8	$269.2	$4,182.6
Long-lived assets (1)	$1,741.9	$150.6	$126.8	$2,019.3

(1)	Includes net property, plant and equipment, goodwill and other intangibles, prepaid pension cost and other noncurrent assets.

Note 21.     New Accounting Pronouncements

During the quarter ended March 31, 2004, the Company recorded a charge related to a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of Financial Accounting Standard Board (“FASB”) interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, effective January 1, 2004. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Total consolidated assets amounted to $12.9 million at December 31, 2004 and are included in other noncurrent assets. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP 106-2”). FSP 106-2 requires employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to provide certain disclosures and to remeasure the postretirement obligation to reflect the best estimate of the effect of the federal subsidy to be provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”), which was enacted into law on December 8, 2003. In general, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004, unless the effect of the Act is not significant. If the effect of the Act is not considered significant, such effects will be incorporated in the next annual measurement date. In connection with the Acquisition, the Moore Wallace postretirement obligation was remeasured. As such, the postretirement obligation for Moore Wallace included a fair value adjustment of $28.1 million as of the Acquisition Date to reflect the estimated benefit of the subsidy. Pursuant to FSP 106-2 the effect of the Act on the RR Donnelley postretirement plan was incorporated in the September 30, 2004 annual remeasurement, and the effect of the Act was not significant.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for the Company are effective for the period ending December 31, 2004. Although the Company will continue to evaluate the application of EITF 03-1, the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2004, the FASB issued EITF Issue No. 02-14, Whether an Investor should apply the Equity Method of Accounting to Investments Other than Common Stock (“EITF 02-14”). EITF 02-14 includes guidance regarding an investor that has the ability to exercise significant influence over the operating and financial policies of the investee. This type of investor should apply the equity method of accounting only when it has an investment in common stock or an investment that is “in-substance” common stock. The accounting guidance of EITF 02-14 is effective for reporting periods beginning after September 15, 2004. Although the Company will continue to evaluate the application of EITF 02-14, the adoption is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This standard revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The new standard requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies, with a delayed effective date for certain disclosures and for foreign plans. See Note 11 to the consolidated financial statements for the related disclosures required under this statement. Adoption of this statement had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. Adoption of this statement had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 1, 2003, the Company adopted the disclosure requirement of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for employee stock options under APB No. 25, Accounting for Stock

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Issued to Employees, and, accordingly did not recognize any compensation expense for 2004 or 2003. See Note 16 to the consolidated financial statements for the related disclosures required under SFAS No. 148.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 was issued in order to address some of the implementation issues about interpreting and applying the definition of a derivative, in particular, interpreting the meaning of (1) the phrase an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors and (2) the term underlying, as well as issues about how to discern the characteristics of a derivative that contains a financing component; incorporate some of the conclusions reached as part of the Derivatives Implementation Group (DIG) process that ultimately made it necessary to amend SFAS No. 133; and align SFAS No. 133 with the decisions that the FASB has reached in other FASB projects dealing with financial instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and is effective for hedging relationships designated after June 30, 2003, except for certain transition and effective dates relating to other amendments that principally resulted from the DIG process. Adoption of this standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which requires certain financial instruments that were previously presented on the consolidated balance sheets as equity to be presented as liabilities. Such instruments include mandatorily redeemable financial instruments and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company as of July 1, 2003. Adoption of this standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective July 1, 2003, the Company adopted EITF Issue No. 00-21, Accounting For Revenue Arrangements with Multiple Deliverables, which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer’s right of return for the delivered item. Adoption of this standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, which requires capital lease treatment for arrangements containing an embedded lease, thereby conveying the right to control the use of property, plant or equipment (collectively, “property”) whether the right to control the use of the property is explicitly or implicitly specified. The right is conveyed if the purchaser (lessee) obtains physical or operational control of the underlying property or takes substantially all of its output. This pronouncement applies prospectively to new or modified arrangements beginning after May 28, 2003. Adoption of this standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a Company issues a guarantee, the Company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Adoption of this standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

Pending Accounting Standards

In November 2004, the FASB issued SFAS 151, Inventory Costs, an Amendment to ARB 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those costs be expensed as incurred and requires that the fixed allocation of fixed production overheads to the cost of conversion be based on normal capacity of the Company’s production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, on a prospective basis with earlier application permitted. The Company does not anticipate adoption of this standard to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an Amendment of APB Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replacing it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement further defines a nonmonetary exchange to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company does not anticipate application of SFAS No. 153 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123, Statement of Accounting Standards No. 123 (revised 2004) Share Based Payment. This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS No. 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards. This statement is effective as of the first interim or annual reporting period that commences after June 15, 2005. The Company has not yet determined the impact of adopting this statement on its consolidated financial position, results of operations or cash flows. See Note 1 for the pro forma impact on net earnings of compensation expense for stock-based awards using the fair value method.

Note 22.    Subsequent Events

As previously disclosed in the Company’s Current Report on Form 8-K, filed on January 6, 2005, pursuant to the Company’s share repurchase plan approved by the board of directors, the Company repurchased approximately 6.0 million shares of its common stock from affiliates of GSC Partners for $200.0 million, which was at a 5% discount from the NYSE closing price on December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, IL

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on February 27, 2004, the Company acquired all the outstanding shares of Moore Wallace Incorporated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 14, 2005

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2004 (1)
Net sales (2)	$1,288.7	$1,842.9	$1,913.0	$2,111.8	$7,156.4
Gross profit (2)	263.6	491.4	554.1	577.7	1,886.8
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle (2)	(41.4)	40.7	116.8	148.8	264.9
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle per diluted share (2)	(0.28)	0.19	0.53	0.66	1.30
Net earnings (loss)*	(58.9)	(12.5)	112.9	136.8	178.3
Net earnings (loss) per diluted share*	(0.39)	(0.06)	0.51	0.61	0.88
Stock price high	32.50	33.27	33.14	35.37	35.37
Stock price low	27.62	28.37	29.33	30.55	27.62
Stock price closing price	30.25	33.02	31.32	35.29	35.29

2003
Net sales (2)	$935.0	$999.4	$1,053.3	$1,194.9	$4,182.6
Gross profit (2)	226.9	252.3	292.5	325.3	1,097.0
Net earnings from continuing operations before cumulative effect of change in accounting principle (2)	4.4	20.5	57.9	105.7	188.5
Net earnings from continuing operations before cumulative effect of change in accounting principle per diluted share (2)	0.04	0.18	0.51	0.92	1.65
Net earnings*	5.7	19.3	53.8	97.7	176.5
Net earnings per diluted share*	0.05	0.17	0.47	0.85	1.54
Stock price high	23.35	26.47	27.59	30.15	30.15
Stock price low	16.94	18.17	23.06	24.75	16.94
Stock price closing price	18.32	26.14	24.87	30.15	30.15

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

	2004	2003	2002	2001	2000
Quarterly rate per common share**	$0.26	$0.255	$0.245	$0.235	$0.225
Yearly rate per common share	1.04	1.02	0.98	0.94	0.90

(1)	Reflects Moore Wallace results from the Acquisition Date.

(2)	Excludes results of discontinued operations.

*	Includes the following significant items:

•

For 2004: First quarter Acquisition, integration, restructuring and impairment charges of $102.4 million and a gain on sale of investment of $15.3 million; second quarter integration, restructuring and impairment charges of $42.9 million; third quarter integration, restructuring and impairment charges of $21.6 million; and fourth quarter integration, restructuring and impairment charges of $21.3 million, a tax benefit of $37.6 million and a write-down of the Company’s investment in affordable housing of $14.4 million.

•	For 2003: First quarter restructuring and impairment charges of $2.6 million; second quarter restructuring and impairment charges of $5.3 million; third quarter restructuring and impairment charges of $1.4 million; and fourth quarter restructuring and impairment charges of $3.2 million, a tax benefit of $45.8 million and a write-down of the Company’s investment in affordable housing of $7.3 million.

**	Averages 2004: $0.26 for all quarters; 2003: $0.25 first two quarters and $0.26 last two quarters; 2002: $0.24 first two quarters and $0.25 last two quarters; 2001: $0.23 first two quarters and $0.24 last two quarters; and 2000: $0.22 first two quarters and $0.23 last two quarters.

Financial Summary

	2004 (1)	2003	2002	2001	2000
Net sales (2)	$7,156.4	$4,182.6	$4,247.2	$4,828.8	$5,399.3
Net earnings from continuing operations (2) *	264.9	188.5	136.8	27.8	275.5
Net earnings from continuing operations per diluted share (2) *	1.30	1.65	1.19	0.23	2.24
Income (loss) from discontinued operations	(80.0)	(12.0)	5.4	(2.8)	(8.6)
Net earnings*	178.3	176.5	142.2	25.0	266.9
Net earnings per diluted share*	0.88	1.54	1.24	0.21	2.17
Total assets	8,553.7	3,203.3	3,203.6	3,431.4	3,958.2
Long-term debt	1,581.2	750.4	752.9	881.3	739.2

(1)	Reflects Moore Wallace results from the Acquisition Date.

(2)	Excludes results of discontinued operations.

*	Includes the following significant items affecting comparability:

•	For 2004: net restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, and a tax benefit of $37.6 million; see Note 12, Income Taxes, to the consolidated financial statements;

•	For 2003: net restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million; see Note 12, Income Taxes, to the consolidated financial statements;

•	For 2002: net restructuring and impairment charges of $87.4 million, tax benefit from the settlement with the IRS on corporate-owned life insurance (COLI) of $30.0 million and gain on sale of businesses and investments of $6.4 million;

•	For 2001: net restructuring and impairment charges of $195.3 million, gain on sale of businesses and investments of $6.7 million and loss on investment write-downs of $18.5 million; and

•	For 2000: gain on sale of shares received from the demutualization of the company’s basic life insurance carrier of $12.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, IL

We have audited the consolidated financial statements of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 14, 2005 (which financial statement audit report expresses an unqualified opinion and includes an explanatory paragraph concerning the Company’s acquisition on February 27, 2004 of all the outstanding shares of Moore Wallace Incorporated); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15(a). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Stamford, Connecticut

March 14, 2005

FINANCIAL STATEMENT SCHEDULE II

Valuation and Qualifying Accounts

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2004, 2003 and 2002, were as follows:

	2004	2003	2002
	in millions
Allowance for trade receivable losses:
Balance, beginning of year	$26.3	$19.3	$22.6
Provisions charged to expense	25.9	22.8	15.1

	52.2	42.1	37.7
Uncollectible accounts written off, net of recoveries	(7.7)	(15.8)	(18.4)

Balance, end of year	$44.5	$26.3	$19.3

INDEX TO EXHIBITS

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, Registration No. 333-116636, filed on June 18, 2004)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.6	Registration Rights Agreement, dated March 10, 2004 among the Company, Citigroup Global Markets, Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.7	Registration Rights Agreement, dated as of December 21, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)

4.8	Registration Rights Agreement, dated as of December 28, 2001, between Moore Corporation Limited, the GSC Investors listed on a schedule thereto and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on February 13, 2003)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (filed herewith) *

INDEX TO EXHIBITS

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997)*

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004) *

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.11	Supplemental Executive Retirement Plan for Designated Executives – B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001) *

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Form of Option Agreement for certain executive officers (filed herewith) *

10.18	Form of Performance Share Unit Award Agreement for certain executive officers (filed herewith) *

INDEX TO EXHIBITS

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers (filed herewith) *

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (filed herewith) *

10.21	Form of Restricted Stock Unit Award Agreement for directors (filed herewith) *

10.22	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.23	Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.24	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (filed herewith) *

10.25	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (filed herewith) *

10.26	Employment Agreement dated as of February 14, 2003 between the Company and Theodore J. Theophilos (filed herewith) *

10.27	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (filed herewith) *

10.28	Employment Agreement dated February 23, 2005 between the Company and Glenn R. Richter (filed herewith) *

10.29	Purchase and Sale Agreement, dated January 3, 2005, between R.R. Donnelley & Sons Company and Greenwich Street Capital Partners II, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P. and TRV Executive Fund, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 3, 2005, filed on January 6, 2005)

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Kevin J. Smith, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Kevin J. Smith, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.