Form 10-Q
period 2005-03-31
DONNELLEY R R & SONS CO
filed 2005-05-09
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of April 30, 2005, 213.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$371.8	$641.8
Receivables, less allowance for doubtful accounts of $48.7 (2004—$44.5)	1,226.6	1,252.8
Inventories (Note 4)	459.9	422.0
Prepaid expenses and other current assets	83.2	44.1
Deferred income taxes	223.1	239.9

Total Current Assets	2,364.6	2,600.6

Property, plant and equipment—net (Note 5)	1,902.7	1,924.5
Goodwill (Note 6)	2,469.9	2,472.7
Other intangible assets—net (Note 6)	654.6	666.1
Other assets	282.6	288.7
Prepaid pension cost	509.3	498.3
Assets of discontinued operations (Note 3)	101.1	102.8

Total Assets	$8,284.8	$8,553.7

LIABILITIES
Accounts payable	$504.3	$517.8
Accrued liabilities	846.5	765.0
Short-term and current portion of long-term debt	195.9	204.5

Total Current Liabilities	1,546.7	1,487.3

Long-term debt	1,577.5	1,581.2
Postretirement benefits	334.3	336.9
Deferred income taxes	576.5	576.3
Other liabilities	476.6	534.5
Liabilities of discontinued operations (Note 3)	48.3	50.9

Total Liabilities	$4,559.9	$4,567.1

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value Authorized: 500.0 shares; Issued: 243.0 shares in 2005 and 2004	303.7	303.7
Additional paid-in capital	2,863.3	2,856.7
Retained earnings	1,531.9	1,536.9
Accumulated other comprehensive loss	(69.6)	(72.2)
Unearned compensation	(54.2)	(30.3)
Treasury stock, at cost, 28.1 shares in 2005 (2004—20.6 shares)	(850.2)	(608.2)

Total Shareholders’ Equity	3,724.9	3,986.6

Total Liabilities and Shareholders’ Equity	$8,284.8	$8,553.7

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Net sales	$1,926.5	$1,288.7

Cost of sales (exclusive of depreciation and amortization shown below)	1,367.0	1,025.1
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	251.5	198.8
Restructuring and impairment charges—net (Note 7)	12.2	34.2
Depreciation and amortization	98.7	79.2

Total operating expenses	1,729.4	1,337.3

Income (loss) from continuing operations	197.1	(48.6)
Interest expense—net	21.1	16.9
Investment and other income (expense)—net	(0.6)	10.6

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	175.4	(54.9)
Income tax expense (benefit)	66.5	(13.9)
Minority interest	(0.3)	0.4

Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	109.2	(41.4)
Loss from discontinued operations, net of tax	(2.3)	(10.9)
Cumulative effect of change in accounting principle, net of tax	—	(6.6)

Net earnings (loss)	$106.9	$(58.9)

Earnings per share (Note 10):
Basic:
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$0.51	$(0.28)
Loss from discontinued operations, net of tax	(0.01)	(0.07)
Cumulative effect of change in accounting principle, net of tax	—	(0.04)

Net earnings (loss)	$0.50	$(0.39)

Diluted:
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$0.50	$(0.28)
Loss from discontinued operations, net of tax	(0.01)	(0.07)
Cumulative effect of change in accounting principle, net of tax	—	(0.04)

Net earnings (loss)	$0.49	$(0.39)

Dividends declared per common share	$0.52	$0.52

Weighted average number of common shares outstanding:
Basic	215.3	151.3
Diluted	217.0	151.3

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(In millions)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net earnings (loss)	$106.9	$(58.9)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Loss from discontinued operations	2.3	10.9
Cumulative effect of change in accounting principle	—	6.6
Restructuring charges—net	10.9	19.9
Impairment charges	1.3	14.3
Depreciation and amortization	98.7	79.2
Fair market value adjustment for inventory and backlog	—	66.9
Deferred taxes	19.5	(21.4)
Loss (gain) on sale of investment and other assets—net	0.6	(17.8)
Other	21.3	8.9
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	21.4	121.9
Inventories	(39.2)	(43.4)
Prepaid expenses	(39.1)	(0.1)
Accounts payable	(10.5)	(71.5)
Accrued liabilities and other	(36.9)	19.2

Net cash provided by operating activities of continuing operations	157.2	134.7
Net cash (used in) provided by operating activities of discontinued operations	(3.3)	8.7

Net cash provided by operating activities	153.9	143.4

INVESTING ACTIVITIES
Capital expenditures	(93.8)	(26.7)
Acquisition of businesses—net of cash acquired	—	68.4
Proceeds from sale of investment and other assets	9.0	38.3

Net cash (used in) provided by investing activities of continuing operations	(84.8)	80.0
Net cash provided by investing activities of discontinued operations	—	0.3

Net cash (used in) provided by investing activities	(84.8)	80.3

FINANCING ACTIVITIES
Net change in short-term debt	(8.6)	(142.2)
Payments on long-term debt	(1.3)	(983.2)
Proceeds from issuance of long-term debt	—	1,032.1
Issuance of common stock	2.5	24.3
Acquisition of common stock	(268.7)	—
Dividends paid	(56.0)	(29.8)
Debt issuance costs	—	(9.3)

Net cash used in financing activities of continuing operations	(332.1)	(108.1)
Net cash used in financing activities of discontinued operations	—	(2.6)

Net cash used in financing activities	(332.1)	(110.7)

Effect of exchange rate on cash and cash equivalents	(7.0)	0.9
Net (decrease) increase in cash and cash equivalents	(270.0)	113.9
Cash and cash equivalents at beginning of period	641.8	59.9

Cash and cash equivalents at end of period	$371.8	$173.8

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$—	$2,804.9

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated interim financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 14, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. All significant intercompany transactions have been eliminated in consolidation. These unaudited consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current presentation.

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace Incorporated (the “Acquisition”), a leading provider of printed products and print management services (see Note 2). The Company’s results of operations for the three months ended March 31, 2004 include the results of Moore Wallace Incorporated (“Moore Wallace”) from February 27, 2004 (the “Acquisition Date”).

2. ACQUISITION

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace in exchange for consideration of 0.63 shares of the Company’s common stock for each outstanding common share of Moore Wallace. The aggregate consideration to the Moore Wallace shareholders was comprised of 102.1 million shares of common stock of the Company with a fair value of $2,804.9 million. The total purchase price, net of cash acquired, was approximately $2.8 billion.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2004 presents the combined results of operations of the Company and Moore Wallace as if the Acquisition had occurred as of January 1, 2004. The pro forma results for the three months ended March 31, 2004 combine the historical results of the Company for the three months ended March 31, 2004 and the historical results of Moore Wallace from January 1, 2004 through February 26, 2004. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax effected at the Company’s statutory tax rate.

Three Months Ended March 31, 2004
Net sales	$1,827.6
Net loss before cumulative effect of change in accounting principle	(73.7)
Net loss	(80.3)
Earnings (loss) per share:
Basic:
Net loss before cumulative effect of change in accounting principle	$(0.34)
Cumulative effect of change in accounting principle	(0.03)

Net loss	$(0.37)

Diluted:
Net loss before cumulative effect of change in accounting principle	$(0.34)
Cumulative effect of change in accounting principle	(0.03)

Net loss	$(0.37)

The unaudited pro forma results for the three months ended March 31, 2004 include $11.1 million for the amortization of purchased intangibles. The pro forma financial information for the three months ended March 31, 2004 also includes the following non-recurring charges: Acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $97.9 million; and net restructuring and impairment charges of $47.7 million.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

3. DISCONTINUED OPERATIONS AND DIVESTITURES

During 2004, the Company entered into a definitive agreement to sell its package logistics business. The sale closed on October 29, 2004. Also during 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). Due to a change in strategic focus subsequent to the Acquisition, in December 2004 the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment. Accordingly, these businesses have all been presented as discontinued operations in the consolidated financial statements for all periods presented. The aggregate carrying value of the discontinued business was $52.8 million and $51.9 million at March 31, 2005 and December 31, 2004, respectively. These businesses have been classified separately in the Consolidated Balance Sheets as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are summarized as follows:

	March 31, 2005	December 31, 2004
Assets:
Cash	$1.9	$1.5
Receivables, less allowance for doubtful accounts	52.5	55.4
Inventory	34.2	33.6
Prepaid expenses and other current assets	4.7	4.0
Property, plant and equipment—net	1.8	2.0
Goodwill and intangibles	4.7	4.8
Other assets	1.3	1.5

Total assets of discontinued operations	$101.1	$102.8

Liabilities:
Accounts payable and accrued liabilities	$47.2	$49.7
Current and deferred income taxes	1.1	1.2

Total liabilities of discontinued operations	$48.3	$50.9

Included in the net loss from discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 are the following:

	Three Months Ended March 31,
	2005	2004
Net sales	$51.3	$157.5
Income tax expense (benefit)	(1.2)	(8.1)
Loss from discontinued operations, net of tax	(2.3)	(10.9)

For the three months ended March 31, 2004, total net restructuring and impairment charges related to discontinued operations were $15.9 million. During the three months ended March 31, 2004, the Company recorded a pretax impairment charge of $13.5 million for goodwill and intangibles related to MLI, as the carrying value of the assets exceeded the future undiscounted cash flows expected to be generated by the assets. Total restructuring charges of $2.4 million in the first quarter of 2004 related to severance and lease exit costs and related facility expenses.

Also included in the net loss from discontinued operations was a net loss of $2.3 million and net income of $0.4 million for the three months ended March 31, 2005 and 2004, respectively, related to the Company’s Peak Technologies business.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

4. INVENTORIES

	March 31, 2005	December 31, 2004
Raw materials and manufacturing supplies	$185.8	$174.8
Work-in-process	139.6	129.6
Finished goods	189.0	171.9
LIFO and other reserves	(54.5)	(54.3)

	$459.9	$422.0

5. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2005	December 31, 2004
Land	$70.3	$72.7
Building	896.0	904.4
Machinery and equipment	4,662.5	4,613.0
Less: Accumulated depreciation	(3,726.1)	(3,665.6)

	$1,902.7	$1,924.5

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, was $16.3 million at March 31, 2005. These assets are included in other assets in the Consolidated Balance Sheets and have been assessed for impairment to reflect their estimated fair value, less estimated costs to sell.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill	December 31, 2004	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	March 31, 2005
Publishing and Retail Services	$103.4	$—	$—	$(1.1)	$102.3
Integrated Print Communications	1,303.6	—	—	—	1,303.6
Forms and Labels	1,065.7	—	—	(1.7)	1,064.0

	$2,472.7	$—	$—	$(2.8)	$2,469.9

Other Intangibles	Gross Carrying Amount at January 1, 2005	Impairment Charges	Additions During the Year	Accumulated Amortization and Foreign Exchange	March 31, 2005	Amortization Period
Trademarks, licenses and agreements	$20.9	$—	$—	$(14.9)	$6.0	1.5-2 years
Patents	98.3	—	—	(13.3)	85.0	8 years
Customer relationship intangibles	316.1	—	—	(66.0)	250.1	12-15 years
Indefinite-lived trade names	313.5	—	—	—	313.5	Indefinite

	$748.8	$—	$—	$(94.2)	$654.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Amortization expense for other intangibles was $11.1 million and $3.7 million for the three months ended March 31, 2005 and 2004, respectively. Annual amortization expense for each of the next five years is estimated to be $31.1 million.

7. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first quarter of 2004, management approved and initiated plans to restructure the operations of the Company predominantly in connection with the Acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the combined cost structure of the Company. The implementation of these plans and the addition of new restructuring plans in 2005 related to a management reorganization and facility consolidations were included in the results for the three months ended March 31, 2005. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are in part based upon management’s best estimates of future events. Changes to the estimates could require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2005 and 2004, the Company recorded the following net restructuring charges:

	March 31, 2005				March 31, 2004
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Publishing and Retail Services	$0.9	$0.4	$—	$1.3	$6.7	$—	$13.4	$20.1
Integrated Print Communications	(0.1)	4.4	0.1	4.4	1.6	—	0.9	2.5
Forms and Labels	1.4	1.2	1.2	3.8	3.0	—	—	3.0
Corporate	1.0	1.7	—	2.7	8.6	—	—	8.6

	$3.2	$7.7	$1.3	$12.2	$19.9	$—	$14.3	$34.2

For the three months ended March 31, 2005, the Company recorded net restructuring charges of $10.9 million that included $3.2 million related to workforce reductions (97 employees, 70 of which were terminated as of March 31, 2005) primarily associated with the continuation of 2004 restructuring plans related to the Acquisition and a management reorganization in the Publishing and Retail Services segment and $7.7 million primarily related to lease termination charges and employee and equipment relocation costs associated with the Acquisition restructuring plans and the exiting of a U.K. financial print facility in the Integrated Print Communications segment.

For the three months ended March 31, 2004, the Company recorded net restructuring charges of $19.9 million for workforce reductions of 251 employees (all of which were terminated as of March 31, 2005). These workforce reductions related to the elimination of duplicative administrative functions resulting from the Acquisition and certain operational employees related to business restructuring.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restructuring Costs Capitalized as a Cost of Acquisition

During the three months ended March 31, 2004, the Company recorded $3.1 million in costs for workforce reductions and vacating redundant facilities in connection with restructuring certain of the Moore Wallace operations. These costs were recognized as a liability assumed in the Acquisition and were included in the purchase price allocation.

Restructuring Reserve

In addition to the 2005 restructuring actions, the Company initiated various restructuring actions in 2004 and prior years, which consisted primarily of the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of March 31, 2005 is as follows:

	December 31, 2004	Restructuring Provision—Net	Cash Paid	March 31, 2005
Employee terminations	$35.1	$3.2	$(14.6)	$23.7
Other	11.6	7.7	(8.9)	10.4

	$46.7	$10.9	$(23.5)	$34.1

The restructuring reserves classified as “other” primarily consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by September 2005.

Impairments

During the three months ended March 31, 2005, the Company recorded $1.3 million of impairment charges primarily related to the abandonment of assets in the Forms and Labels segment. During the three months ended March 31, 2004, the Company recorded $14.3 million in impairment charges that consisted of $11.9 million for the abandonment of certain enterprise software projects and $2.4 million for the write-down of a customer contract and other assets primarily within the Publishing and Retail Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

8. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement expense for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
PENSION EXPENSE
Service cost	$20.2	$13.4
Interest cost	32.2	25.7
Expected return on assets	(49.4)	(37.5)
Amortization, net	(1.8)	(0.7)
Settlement	0.7	—
Curtailment	(0.7)	—

Net pension expense	$1.2	$0.9

POSTRETIREMENT EXPENSE
Service cost	$2.8	$3.8
Interest cost	7.6	6.2
Expected return on assets	(4.6)	(5.2)
Amortization, net	(3.2)	(0.3)

Net postretirement expense	$2.6	$4.5

9. STOCK COMPENSATION

The Company accounts for stock options using the intrinsic value method. Net earnings and earnings per share on a pro forma basis if compensation expense for employee stock options were determined using the fair value method were as follows:

	Three Months Ended March 31,
	2005	2004
Net earnings (loss), as reported	$106.9	$(58.9)
Pro forma adjustments, net of tax:
Stock-based compensation, included in net earnings (loss)	6.4	0.5
Fair value compensation expense	(7.7)	(1.9)

Pro forma net earnings (loss)	$105.6	$(60.3)

Earnings (loss) per common share:
Basic—as reported	$0.50	$(0.39)
Basic—pro forma	$0.49	$(0.40)
Diluted—as reported	$0.49	$(0.39)
Diluted—pro forma	$0.49	$(0.40)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

10. PER SHARE DATA

	Three Months Ended March 31,
	2005	2004
Weighted average number of common shares outstanding:
Basic	215.3	151.3
Dilutive options and awards (a)	1.7	—

Diluted	217.0	151.3

Cash dividends paid per common share	$0.26	$0.26

(a)	For 2004, 1.9 million common stock equivalents were excluded as their effect would be anti-dilutive.

11. SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners (“GSC”) in a privately negotiated transaction at a purchase price of approximately $200.0 million. Two of the Company’s directors are affiliated with GSC. The remainder of the stock purchases during the three months ended March 31, 2005 were made in the open market.

12. COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2005	2004
Net earnings (loss), as reported	$106.9	$(58.9)
Unrealized foreign currency gain (loss)	3.7	(8.6)
Unrealized (loss) gain on investment	(1.1)	0.2

Comprehensive income (loss)	$109.5	$(67.3)

13. SEGMENT INFORMATION

During the first quarter of 2005, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s book, European and Asian operations have been reported in the Publishing and Retail Services segment (previously reported in the Integrated Print Communications segment). All prior periods have been reclassified to conform to this current reporting structure.

Publishing and Retail Services.    The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine and catalog markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

Integrated Print Communications.    The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct Mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America.

•	Financial Print: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets; as well as customized communications solutions for investment management, banking, insurance and managed care companies.

•	Business Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-Run Commercial Print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

Forms and Labels.    The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, including print-on-demand services, from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs and books.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Corporate.    The Corporate segment includes unallocated net earnings of benefit plans (excluding service costs) and unallocated general and administrative expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations (1)	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2005

Publishing and Retail Services	$988.6	$(3.4)	$985.2	$149.0	$2,269.4	$51.5	$79.8
Integrated Print Communications	549.8	(18.4)	531.4	70.8	2,446.1	23.9	7.0
Forms and Labels	412.6	(2.7)	409.9	29.3	2,238.4	15.8	2.3

Total operating segments	1,951.0	(24.5)	1,926.5	249.1	6,953.9	91.2	89.1
Corporate	—	—	—	(52.0)	1,229.8	7.5	4.7

Total continuing operations	$1,951.0	$(24.5)	$1,926.5	$197.1	$8,183.7	$98.7	$93.8

Three months ended March 31, 2004 (Reclassified)

Publishing and Retail Services	$845.3	$—	$845.3	$57.2	$2,046.7	$53.1	$20.9
Integrated Print Communications	270.2	(4.7)	265.5	3.6	2,417.5	12.5	4.4
Forms and Labels	178.9	(1.0)	177.9	(38.8)	2,419.3	7.2	1.0

Total operating segments	1,294.4	(5.7)	1,288.7	22.0	6,883.5	72.8	26.3
Corporate	—	—	—	(70.6)	1,046.2	6.4	0.4

Total continuing operations	$1,294.4	$(5.7)	$1,288.7	$(48.6)	$7,929.7	$79.2	$26.7

(1)	Included in the income (loss) from continuing operations for the three months ended March 31, 2004, were fair market adjustments for inventory and backlog related to the Acquisition of $17.5 million in the Integrated Print Communications segment and $49.4 million in the Forms and Labels segment. Net restructuring and impairment charges by segment are included in Note 7.

14. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in 12 federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate five other previously owned facilities and ten other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that it could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s annual consolidated results of operations, financial position or cash flows.

From time to time, customers of the Company file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator. The Company believes that the final resolution of these preference items will not be material in relation to the Company’s annual consolidated results of operations, financial position or cash flows.

In addition, the Company is a party to certain litigation and claims arising in the ordinary course of business which, in the opinion of management, will not be material in relation to the Company’s annual consolidated results of operations, financial position or cash flows.

15. CHANGES IN ACCOUNTING POLICIES AND PENDING ACCOUNTING STANDARDS

In December 2004, the FASB issued a revision of SFAS No. 123, Statement of Accounting Standards No.123 (revised 2004) Share Based Payment. This statement eliminates the alternative to use the intrinsic value method of accounting that was permitted in SFAS No. 123 as originally issued and will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of FASB Statement 123 (revised 2004) for the Company to January 1, 2006. The Company has not yet determined the impact of adopting this statement on its annual consolidated results of operations, financial position or cash flows. See Note 9 for the pro forma impact on net earnings of compensation expense for stock-based awards using the fair value method.

16. SUBSEQUENT EVENT

Pending acquisition—On April 16, 2005, the Company entered into a definitive agreement to acquire The Astron Group (“Astron”) for approximately $990 million in cash, which includes the assumption of Astron’s debt. Astron is a leading provider of transactional print and mail services, data and print management, document production and marketing support services in the United Kingdom. Astron’s position in the document-based business process outsourcing market is expected to enhance the Company’s ability to leverage global relationships and sell across the Company’s platform. The agreement is subject to regulatory approval and is expected to close in the summer.

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

BUSINESS ACQUISITIONS

On February 27, 2004, the Company acquired Moore Wallace Incorporated (“Moore Wallace”). For the quarter ended March 31, 2004, the results of Moore Wallace for the thirty-four days subsequent to the acquisition date were included in the Company’s results of operations. For the quarter ended March 31, 2005, the results of operations of Moore Wallace were included for the full ninety days. The following discussion of the Company’s results of operations for the quarter ended March 31, 2005 versus 2004 were impacted by the inclusion of the additional fifty-six days of operations of Moore Wallace in 2005. Certain significant fluctuations in the Company’s results of operations for the three months ended March 31, 2005 versus 2004 are described herein as “due to the Acquisition.”

On April 16, 2005, the Company entered into a definitive agreement to acquire The Astron Group for approximately $990 million in cash, which includes the assumption of Astron’s debt. The Astron Group is a leading provider of transactional print and mail services, data and print management, document production and marketing support services in the United Kingdom. A number of Astron’s clients are shared with RR Donnelley. The Astron Group’s expertise and position in the document-based business process outsourcing segment coupled with RR Donnelley’s deep customer relationships with global corporations should enhance RR Donnelley’s ability to leverage relationships and sell across the platform. The agreement is subject to regulatory approval and is expected to close in the summer.

DISCONTINUED OPERATIONS

In October 2004, the Company sold its package logistics business. Also during the three months ended September 30, 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). In December 2004, the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition. For the three months ended March 31, 2005 and 2004, these businesses, as applicable, have been presented as discontinued operations in the consolidated financial statements and all prior periods have been reclassified to conform to this presentation.

SEGMENT DESCRIPTION

During the first quarter of 2005, management changed the Company’s reportable segments to better reflect the new structure of the Company and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s book, European and Asian operations have been reported in the Publishing and Retail Services segment (previously reported in the Integrated Print Communications segment). All prior periods have been reclassified to conform to this current reporting structure.

Publishing and Retail Services.    The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine and catalog markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

Integrated Print Communications.    The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct Mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America.

•	Financial Print: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets; as well as customized communications solutions for investment management, banking, insurance and managed care companies.

•	Business Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-Run Commercial Print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

Forms and Labels.    The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, including print-on-demand services, from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs and books.

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

RR Donnelley is a large user of paper, supplied to it by its customers or bought by the Company. The cost and supply of certain paper grades used in the manufacturing process will continue to affect the Company’s consolidated financial results. Prices for most paper grades increased in 2004. Although the pricing environment is difficult, the Company is continuing its efforts to raise prices to cover a substantial portion of these increases, but there is no assurance that the Company will be successful in passing these increases to customers. Paper prices are expected to continue to increase throughout 2005; however, management does not foresee any supply problems. Price increases in 2005 are not expected to have a significant impact on the Company’s consolidated annual results of operations, financial position or cash flows.

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

The Company is assessing the continued impact of the rise in the price of crude oil on fuel costs. The Company believes it will be able to pass a substantial portion of the increase in fuel prices directly to our customers in order to offset the impact of these increases. We do not believe that the recent increase in crude oil prices has had a material impact on the Company’s annual consolidated results of operations, financial condition or cash flows. However, the Company cannot predict the impact that price increases in crude oil will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Technological changes, including the electronic distribution of documents and data and the on-line distribution and hosting of media content, present both risks and opportunities for the Company. The Company’s businesses seek to leverage distinctive capabilities to participate in the rapid growth of electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, the Company can develop the most valuable solutions for its customers.

The Company seeks to leverge its position and size, to generate continued productivity improvements and enhance the value the Company delivers to its customers by offering products and services to improve effectiveness and reduce total delivered cost. The Company also plans to enhance its products and services through strategic acquisitions which offer complimentary businesses to the Company’s existing products and services. In addition, the Company implemented a number of strategic initiatives including the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts and the disposal of non-core businesses to reduce its overall cost structure and improve productivity of its operations.

The Company also continues to evaluate ways to reduce its cost structure and improve the productivity of its operations. The Company has implemented a number of strategic initiatives including the restructuring and consolidation of operations, streamlining administrative functions and achieving procurement synergies. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Demand in several of the end-markets served by the Publishing and Retail Services segment is affected by advertising and consumer spending trends. Historically, the Company’s businesses which serve the magazine, catalog and retail and book businesses generate higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Three months ended March 31,
	Net Sales		Income (Loss) from Continuing Operations
	2005	2004(1)	2005	2004(1)
	(in millions)
Publishing and Retail Services	$985.2	$845.3	$149.0	$57.2
Integrated Print Communications	531.4	265.5	70.8	3.6
Forms and Labels	409.9	177.9	29.3	(38.8)

Total operating segments	1,926.5	1,288.7	249.1	22.0
Corporate	—	—	(52.0)	(70.6)

Total continuing operations	$1,926.5	$1,288.7	$197.1	$(48.6)

(1)	Reflects Moore Wallace results from the Acquisition Date.

Consolidated

Net sales for the three months ended March 31, 2005 increased $637.8 million, or 49.5%, to $1,926.5 million versus the same period in the prior year. The increase was primarily due to the Acquisition and significantly improved net sales in the Publishing and Retail Services segment due to increased business activity across all markets served. The increase was partially offset by the impact of downward pricing pressures and lower volumes in certain markets. While management believes that continuing internal cross-selling efforts will result in increased penetration within current markets as the Company leverages its expanded product portfolio following the Acquisition, printing industry capacity, pricing pressures and the threat of electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales increased $341.9 million to $1,367.0 million for the three months ended March 31, 2005 versus the same period in the prior year primarily due to the Acquisition. Cost of sales as a percentage of consolidated net sales decreased from 79.5% to 71.0% primarily due to benefits achieved through prior year restructuring activities and incremental procurement savings. Cost of sales for the three months ended March 31, 2004 included the fair value adjustments for inventory and backlog ($66.9 million) due to the Acquisition.

Selling, general and administrative expenses increased $52.7 million to $251.5 million for the three months ended March 31, 2005 versus the same period in the prior year primarily due to the Acquisition. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 13.1% in 2005 from 15.4% in 2004. This decrease was primarily due to benefits achieved from prior year restructuring activities and provisions of $17.6 million recorded in the prior year related to litigation, insurance, termination benefits, and sales and use taxes. Included in 2005 were $7.8 million of recoveries related to an international tax refund and the collection of a bankruptcy receivable which was previously written-off. Management anticipates that savings from restructuring activities related to the Acquisition and cost containment efforts will continue to favorably impact the selling, general and administrative expense margin during 2005.

For the three months ended March 31, 2005, the Company recorded a net restructuring provision of $10.9 million which included $3.2 million primarily related to the elimination of duplicative administrative functions resulting from the Acquisition (97 employees, 70 of which were terminated as of March 31, 2005) and a management reorganization in the Publishing and Retail Services segment; and $7.7 million primarily related to lease termination charges and employee and equipment relocation costs associated with the Acquisition and the exiting of a U.K. financial print facility in the Integrated Print Communications segment. Management believes that certain restructuring activities will continue throughout the remainder of 2005 as the Company continues to streamline its manufacturing, sales and administrative platforms as a result of the Acquisition. The most significant restructuring charge expected during the second quarter (approximately $11.0 million) relates to the lease termination costs due to the relocation of the Company’s global corporate headquarters within Chicago.

For the three months ended March 31, 2004, the Company recorded net restructuring charges of $19.9 million for workforce reductions of 251 employees (all of which were terminated as of March 31, 2005). These workforce reductions relate to the elimination of duplicative administrative functions resulting from the Acquisition, and certain operational employees related to business restructuring.

Payments on certain lease obligations associated with the various restructuring plans are scheduled to continue until 2011. The Company anticipates that payments associated with employee terminations relating to restructuring actions will be substantially completed by September 2005.

During the three months ended March 31, 2005, the Company recorded $1.3 million of impairment charges related to the abandonment of assets in the Forms and Labels segment. During the three months ended March 31, 2004, the Company recorded $14.3 million in impairment charges that consisted of $11.9 million for the abandonment of certain enterprise software projects and $2.4 million for the write-down of a customer contract and other assets primarily within the Publishing and Retail Services segment.

Depreciation and amortization increased $19.5 million to $98.7 million for the three months ended March 31, 2005 compared to the same period in 2004 due to the Acquisition and increased capital spending in 2005. Depreciation and amortization includes $11.1 million and $3.7 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete for the three months ended March 31, 2005 and 2004, respectively.

Income from continuing operations for the three months ended March 31, 2005 was $197.1 million versus an operating loss of $48.6 million for the three months ended March 31, 2004. The increase was primarily due to the Acquisition, increased business activity and the benefits achieved from procurement savings and prior year restructuring activities. Also included in 2004 were a $66.9 million adjustment for the fair value of inventory and backlog related to the Acquisition and $34.2 million of net restructuring and impairment charges as compared to net restructuring and impairment charges of $12.2 million for the three months ended March 31, 2005.

Interest expense, net, increased by $4.2 million for the three months ended March 31, 2005 versus the same period in 2004, primarily due to the issuance of approximately $1.0 billion of debt in March 2004 due to the Acquisition.

Investment and other income (expense), net, for the three months ended March 31, 2005 was $0.6 million of expense versus $10.6 million of income for the same period in 2004. During the three months ended March 31, 2004, the Company recorded a gain on the sale of an investment in Latin America ($15.3 million). Also included in investment and other income (expense), net, were charges of $2.3 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments.

For the three months ended March 31, 2004, the Company recorded a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of the Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Management does not believe that the consolidation of these partnerships will have an ongoing material effect on the Company’s consolidated annual results of operations, cash flows or financial position.

The effective income tax rate for the three months ended March 31, 2005 was 37.9%. For the three months ended March 31, 2004, the effective income tax rate was a benefit of 25.3%. The benefit reflects the loss before income taxes of $54.9 million, partially offset by the tax provision required on the gain ($15.3 million) on the disposition of an investment in Latin America.

Net earnings from continuing operations for the three months ended March 31, 2005 was $109.2 million or $0.50 per diluted share versus a net loss of $41.4 million or $0.28 per diluted share for the three months ended March 31, 2004. Results for 2005 were favorably impacted by the Acquisition (inclusion of a full quarter of Moore Wallace results versus thirty-four days in the prior year quarter), and benefits achieved from prior year restructuring activities. Included in the net loss from continuing operations for the three months ended March 31, 2004 was the unfavorable impact of the fair value adjustment of inventory and backlog, and net restructuring and impairment charges.

The loss from discontinued operations, net of tax, for the three months ended March 31, 2005 was $2.3 million and was primarily comprised of the Company’s Peak Technologies operations. The loss from discontinued operations, net of tax, for the three months ended March 31, 2004 was $10.9 million. The change is primarily due to the sale of the Company’s package logistics business, whose results of operations during 2004 were classified as discontinued operations until the business was sold during the fourth quarter of 2004.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net sales	$985.2	$845.3
Income from continuing operations	$149.0	$57.2
Included in income from continuing operations:
Restructuring and impairment charges—net	$1.3	$20.1
Integration charge	$0.5	$—
Benefit from international tax refund and collection of bankruptcy receivable	$7.8	$—

Net sales for the Publishing and Retail Services segment for the three months ended March 31, 2005 were $985.2 million, an increase of $139.9 million, or 16.6%, compared to the same period in 2004. The significant increase resulted from volume increases across all businesses in the segment and the incremental sales from the Acquisition that more than offset the impact of downward price pressure in the quarter. Net sales improvements greater than 10% were delivered in the directories, book, Asian, European and logistics businesses. In addition, net sales improvements of approximately 5% were delivered by both the magazine, catalog and retail and premedia businesses. Directories’ net sales improvement compared to 2004 reflected the timing and mix of work from major customers. Net sales improvements in the book business were attributable to higher consumer market volume and increased telecommunication and technology customer activity. European results benefited from significant increases in volumes from telecommunication and technology customers and favorable foreign exchange that more that offset weakness in the European direct mail business. The results of the Asian operations reflected improved volumes from telecommunication and technology customers and improved export book sales. Net sales from the logistics business benefited from the Acquisition and continued increases in print logistic services from both existing Publishing and Retail Services and third-party customers. The improvement in net sales for the magazine, catalog and retail business was due to both new customer contracts and increased sales with existing customers that were partially offset by lower prices associated with major contract renewals.

Income from continuing operations for the Publishing and Retail Services segment for the three months ended March 31, 2005 of $149.0 million increased $91.8 million, or 160.5%, compared to the same period in the prior year, primarily due to the benefits of prior year cost reduction actions, incremental procurement savings, increased volume, favorable product mix, the Acquisition and lower restructuring and impairment charges ($18.8 million). The significant growth in the operating income was achieved across the segment’s book, logistics, directories and magazine, catalog and retail businesses. Improved European results compared favorably to a weak prior year and benefited from incremental sales, reduced production costs and a one-time tax benefit in Poland ($4.9 million) that more than offset the unfavorable foreign exchange impact on manufacturing costs. Charges associated with additional restructuring actions planned for the second and third quarters of 2005 might unfavorably impact future financial results as the segment continues to reduce its operating cost basis.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net sales	$531.4	$265.5
Income from continuing operations	$70.8	$3.6
Included in income from continuing operations:
Restructuring and impairment charges—net	$4.4	$2.5
Fair market adjustment of inventory and backlog	$—	$17.5
Integration charge	$0.1	$—

Net sales for the Integrated Print Communications segment for the three months ended March 31, 2005 were $531.4 million, an increase of $265.9 million, or 100.2%, compared to the same period in 2004. The increase was primarily due to the Acquisition. Financial print net sales increased due to volume improvements in the customized communication solutions business that more than offset declines in the global capital market sector, where a reduction in the number of large international deals in the current year and continued price pressure more than offset increased domestic capital market and compliance activity. Slowing activity in the global capital markets may have an unfavorable impact on demand for capital markets services in the financial print business for the remainder of 2005. Because the Integrated Print Communications segment’s results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments related to the revenue trends affecting the acquired operations in the segment for the first quarter of 2005 versus the first quarter of 2004 are relevant. While short-run commercial print results continue to reflect pricing pressures attributable to excess capacity in the industry, volume improvements compared to the prior year continue to be driven by increased cross-selling activities into the commercial print facilities. Growth in the business communications services business was attributable to increased volumes, favorable foreign exchange and postage revenue increases that offset modest downward price pressure. A potential trend of merger and consolidation activities involving large customers in the telecommunications industry could impact future results. Revenues in the integrated direct mail business grew as increased long run marketing programs and improved financial and not-for-profit segment growth more than offset revenue decreases related to prior year facility closures and customer attrition.

Income from continuing operations for the Integrated Print Communications segment for the three months ended March 31, 2005 increased $67.2 million to $70.8 million compared to the same period in the prior year, due to the Acquisition, benefits achieved from prior year restructuring actions and other cost reduction initiatives. The prior year first quarter included charges of $17.5 million related to the fair market adjustment of inventory and backlog due to the Acquisition. Improved operating income from the financial print business reflected productivity gains derived from recent restructuring activities and other process improvements. The direct mail business also benefited from restructuring actions, tight expense controls and improved manufacturing efficiencies as it continues to strategically realign its manufacturing platform. The business communications services income from operations was favorably impacted by lower labor and equipment costs. Operating results in this segment for the remainder of 2005 should continue to benefit from the restructuring, integration and cost reduction initiatives implemented in the preceding twelve months with offsetting negative impact from continued price pressures likely.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net sales	$409.9	$177.9
Income (loss) from continuing operations	$29.3	$(38.8)
Included in income (loss) from continuing operations:
Restructuring and impairment charges—net	$3.8	$3.0
Fair market adjustment of inventory and backlog	$—	$49.4
Integration charge	$0.4	$0.7

Net sales for the Forms and Labels segment increased $232.0 million, or 130.4%, to $409.9 million due to the Acquisition. Because the Forms and Labels segment results primarily reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments in relation to the revenue trends affecting net sales for the segment for first quarter of 2005 versus the first quarter of 2004 are relevant. The forms and labels industry is in secular decline, with the pace of the decline difficult to predict. In the first quarter of 2005, the U.S. forms business continued to be adversely affected by volume declines attributable to continuing industry-wide trends of electronic substitution and price competition related to excess industry capacity. Decreased demand for higher margin multi-part and other long-run forms products continued to negatively impact the results in the segment. Net sales were also negatively impacted by disruption associated with recent manufacturing facility consolidations. The Canadian operations also faced volume and price pressures similar to the U.S. market, which were partially mitigated by favorable foreign currency exchange. Results from the Latin American operations reflected higher volume in most markets and favorable foreign currency exchange that more than offset the loss of revenue associated with the December 2004 closure of a facility in Brazil. The Company continued its efforts to raise prices to cover a substantial portion of the recent paper prices increases; however, given the dynamics in the industry there is no assurance that the Company will continue to be successful in the future.

Income from continuing operations for the three months ended March 31, 2005 was $29.3 million an increase of $68.1 million versus the same period in the prior year. This increase was due to the Acquisition and significant improvements in the Latin American operating results. The prior year first quarter included charges of $49.4 million related to the fair market adjustment of inventory and backlog due to the Acquisition. The significant income improvement in Latin American was attributable to strong operating results in Brazil and savings generated by the closure of the regional headquarters in Chile. The results from the Canadian operations benefited from prior year restructuring actions. The U.S. forms and labels business’ improved results for the quarter versus the prior year were due to restructuring and cost reduction actions that more than offset revenue declines. Management believes that continued volume declines and excess capacity in the industry will likely result in future restructuring charges, which may be significant, and will unfavorably impact the financial results of the Forms and Labels segment.

Corporate

Corporate operating expenses decreased $18.6 million to $52.0 million for the three months ended March 31, 2005 versus the prior year. The current year corporate expenses included a full quarter of activity for the consolidated Company, which compared to the prior year’s corporate expense that only included consolidated corporate expense after the Acquisition Date. The reduction in corporate expense in the first quarter of 2005 reflected the benefits achieved through restructuring actions and cost containment initiatives taken during 2004, and higher benefit plan earnings (excluding service costs) that offset increased incentive compensation expenses in the current year. The first quarter 2004 corporate expenses included provisions for litigation, insurance, termination benefits and sales and use taxes of $17.6 million and restructuring and integration charges of $9.2 million. Corporate restructuring charges in the first quarter of 2005 of $2.7 million primarily related to the consolidation and relocation of the global headquarters within the Chicago area as a result of the Acquisition and integration charges of $1.5 million related to information system consolidation. Additional restructuring and other charges associated with this relocation are expected to continue to unfavorably impact 2005 results primarily in the second quarter. Management expects to incur future restructuring charges related to the elimination of duplicative functions and additional integration charges related to information system consolidation.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company generated increased cash flows from operating activities due to the Acquisition and the benefits resulting from restructuring programs. Additional liquidity was also due to improved control over discretionary spending and other costs. The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. This includes, among other things, upgrading the long-run print platform to enable the Company to support growth from new customers and better serve customers in a more cost-effective manner, making other capital expenditures as necessary, paying interest and principal on the Company’s debt obligations, making acquisitions, making future common share repurchases based upon market conditions, completing its restructuring programs and funding future dividend payments that may be approved by the board of directors.

Net cash provided by operating activities of continuing operations was $157.2 million for the three months ended March 31, 2005, compared to net cash provided of $134.7 million for the same period last year. The change reflected improved operating results partially due to the inclusion of Moore Wallace operations from the Acquisition Date, as well as benefits achieved from prior year restructuring activities, partially offset by a $37.0 million discretionary payment in 2005 to the Company’s Voluntary Employee Beneficiary Association trust and a $66.9 million charge for fair value adjustments for inventory and backlog due to the Acquisition.

Net cash used in investing activities of continuing operations for the three months ended March 31, 2005 was $84.8 million versus net cash provided of $80.0 million for the three months ended March 31, 2004. For the three months ended March 31, 2005 capital expenditures totaled $93.8 million versus $26.7 million for the three months ended March 31, 2004. The increase was primarily due to increased spending during the first quarter of 2005 as the Company began its plan to create a more efficient print platform to serve magazine, catalog and retail customers. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2005 will be approximately $450.0 million. In 2004, net cash acquired from the Acquisition was $68.4 million, reflecting cash acquired less cash transaction costs paid. Additionally, during the first quarter of 2004, the Company received $33.5 million on the sale of an investment in Latin America.

Net cash used in financing activities of continuing operations for the three months ended March 31, 2005, was $332.1 million compared to $108.1 million for the same period in 2004. The change primarily relates to the Company’s share repurchase program and the increase in cash dividends paid in the current year on the incremental shares issued in conjunction with the Acquisition. During the first quarter of 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. The remainder of the stock purchases during the quarter were made in the open market.

On January 27, 2005 and March 24, 2005, the Board of Directors of the Company approved quarterly cash dividends of $0.26 per common share, respectively. The January dividend of $56.0 million was paid on March 1, 2005. The March dividend is payable June 1, 2005 to shareholders of record on May 10, 2005.

Net cash used by discontinued operations for 2005 was $3.3 million versus cash provided of $6.4 million in the same prior year period. The decrease primarily results from an increase in the working capital at Peak Technologies versus the same prior year period and the impact due to the Company’s package logistics business that was sold during the fourth quarter of 2004.

CAPITAL RESOURCES

The Company has a $1.0 billion five-year unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of March 31, 2005, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.09% on the total unused portion of the Facility. The Company also has $169.9 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2005, the Company had $51.6 million in outstanding letters of credit, of which $34.3 million reduced availability under the Company’s credit facilities. At March 31, 2005, approximately $1.1 billion was available under the Company’s credit facilities. Additionally, as of March 31, 2005, there were no borrowings under the Company’s $1.0 billion commercial paper program.

In April 2005, the Company announced it entered into a definitive agreement to acquire The Astron Group for an estimated purchase price of $990 million in cash, including the assumption of Astron’s debt. The Company plans to finance this acquisition with debt, either through issuances of commercial paper or, if market conditions are appropriate, through issuances of capital markets debt. In addition, as a result of this transaction and its anticipated impact on the Company’s risk profile and financial metrics, long-term debt ratings were put on credit watch with negative implications by the rating agencies. While the resolution of this credit watch is uncertain, management believes that even if the rating is downgraded, the long-term credit rating will remain investment grade.

The Company was in compliance with its debt covenants as of March 31, 2005.

As of March 31, 2005, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission.

Risk Management

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At March 31, 2005, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the Company’s 5.0% debentures due November 2006. At March 31, 2005, these swaps had a fair market value asset of $0.2 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of March 31, 2005, the aggregate notional amount of outstanding forward contracts was approximately $17.5 million. Unrealized gains and losses from these foreign currency contracts were not significant at March 31, 2005. The Company does not use derivative financial instruments for trading or speculative purposes.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the performance of the Company’s businesses following the Acquisition and the acquisiton of Astron and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability of the Company to consummate the announced acquisition of The Astron Group including the ability to issue new debt to finance the acquisition;

•	the ability to divest non-core businesses;

•	successful negotiation, execution and integration of acquisitions;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	changes in the capital markets that affect demand for financial printing;

•	changes in postal rates and postal regulations;

•	changes in the advertising and printing markets;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, the Company’s competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with United States and Canadian securities authorities.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report to reflect any new events or any change in conditions or circumstances. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, the Company declines and cannot be required to accept an obligation to publicly release the results of revisions to these forward-looking statements.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4.

Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	6,025,245	33.53	5,964,804	$100,000,000
February 1, 2005 – February 28, 2005	38,653	33.13	—	$100,000,000
March 1, 2005 – March 31, 2005	2,249,422	30.66	2,242,100	$31,250,000
Total	8,313,320	32.75	8,206,904	$31,250,000

(1)	On December 16, 2004, the Company announced that the board of directors had authorized the Company to repurchase up to $300 million of common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase arrangements, or private transactions. Such purchases may be made from time to time and may be discontinued at any time. The authorization of the repurchase program will expire on December 31, 2006.

Item 6. Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 28, 2005)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.6	Registration Rights Agreement, dated March 10, 2004 among the Company, Citigroup Global Markets, Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.7	Registration Rights Agreement, dated as of December 21, 2000, between Moore Corporation Limited and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)

4.8	Registration Rights Agreement, dated as of December 28, 2001, between Moore Corporation Limited, the GSC Investors listed on a schedule thereto and Chancery Lane/GSC Investors L.P. (incorporated by reference from Exhibit 4.5 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on February 13, 2003)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997)*

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004) *

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.11	Supplemental Executive Retirement Plan for Designated Executives – B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001) *

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.18	Performance Share Unit Award Agreement for Mark A. Angelson (filed herewith)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (filed herewith) *

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.23	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005) *

10.24	Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.25	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.26	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (filed herewith) *

10.27	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.28	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (filed herewith) *

10.29	Employment Agreement dated as of February 14, 2003 between the Company and Theodore J. Theophilos (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.30	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.31	Employment Agreement dated February 23, 2005 between the Company and Glenn R. Richter (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.32	Purchase and Sale Agreement, dated January 3, 2005, between R.R. Donnelley & Sons Company and Greenwich Street Capital Partners II, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P. and TRV Executive Fund, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 3, 2005, filed on January 6, 2005)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ GLENN R. RICHTER
Glenn R. Richter
Executive Vice President, Chief Financial Officer

By:	/s/ RICHARD T. SANSONE
Richard T. Sansone
Senior Vice President and Controller
(Chief Accounting Officer)

Date:                     May 9, 2005