Form 10-Q
period 2005-06-30
DONNELLEY R R & SONS CO
filed 2005-08-08
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-4694

R.R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 South Wacker Drive, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip code)

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

    Yes  ☒    No  ☐

As of July 31, 2005, 214.7 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

(In millions, except per share data)

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$451.6	$641.8
Receivables, less allowance for doubtful accounts of $43.7 (2004—$44.5)	1,310.3	1,252.8
Inventories, net (Note 4)	483.1	422.0
Prepaid expenses and other current assets	67.5	44.1
Deferred income taxes	212.4	239.9

Total Current Assets	2,524.9	2,600.6

Property, plant and equipment—net (Note 5)	1,986.6	1,924.5
Goodwill (Note 6)	3,020.5	2,472.7
Other intangible assets—net (Note 6)	1,096.5	666.1
Other assets	273.4	288.7
Prepaid pension cost	511.4	498.3
Assets of discontinued operations (Note 3)	96.7	102.8

Total Assets	$9,510.0	$8,553.7

LIABILITIES
Accounts payable	$577.3	$517.8
Accrued liabilities	803.0	765.0
Short-term and current portion of long-term debt (Note 7)	133.6	204.5

Total Current Liabilities	1,513.9	1,487.3

Long-term debt (Note 7)	2,575.3	1,581.2
Postretirement benefit obligations	336.6	336.9
Deferred income taxes	699.2	576.3
Other liabilities	515.8	534.5
Liabilities of discontinued operations (Note 3)	43.1	50.9

Total Liabilities	$5,683.9	$4,567.1

SHAREHOLDERS’ EQUITY (Note 12)
Preferred stock, $1.00 par value Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value Authorized: 500.0 shares; Issued: 243.0 shares in 2005 and 2004	303.7	303.7
Additional paid-in capital	2,873.0	2,856.7
Retained earnings	1,620.4	1,536.9
Accumulated other comprehensive loss	(82.8)	(72.2)
Unearned compensation	(53.8)	(30.3)
Treasury stock, at cost, 27.4 shares in 2005 (2004—20.6 shares)	(834.4)	(608.2)

Total Shareholders’ Equity	3,826.1	3,986.6

Total Liabilities and Shareholders’ Equity	$9,510.0	$8,553.7

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,932.1	$1,842.9	$3,858.6	$3,131.6

Cost of sales (exclusive of depreciation and amortization shown below)	1,399.2	1,351.5	2,766.2	2,376.6
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	233.2	249.5	484.7	448.3
Restructuring and impairment charges—net (Note 8)	24.4	40.3	36.6	74.5
Depreciation and amortization	99.6	104.1	198.3	183.3

Total operating expenses	1,756.4	1,745.4	3,485.8	3,082.7

Income from continuing operations	175.7	97.5	372.8	48.9
Interest expense—net	23.7	23.7	44.8	40.6
Investment and other income (expense)—net	(3.8)	(4.5)	(4.4)	6.2

Earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	148.2	69.3	323.6	14.5
Income tax expense	53.1	27.9	119.6	14.0
Minority interest	(0.2)	0.7	(0.5)	1.1

Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	95.3	40.7	204.5	(0.6)
Loss from discontinued operations, net of tax (Note 3)	(4.6)	(53.2)	(6.9)	(64.1)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(6.6)

Net earnings (loss)	$90.7	$(12.5)	$197.6	$(71.3)

Earnings (loss) per share (Note 10):
Basic:
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$0.44	$0.19	$0.95	$0.00
Loss from discontinued operations, net of tax	(0.02)	(0.25)	(0.03)	(0.35)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.04)

Net earnings (loss)	$0.42	$(0.06)	$0.92	$(0.39)

Diluted:
Earnings (loss) from continuing operations before cumulative effect of change in accounting principle	$0.44	$0.19	$0.94	$0.00
Loss from discontinued operations, net of tax	(0.02)	(0.25)	(0.03)	(0.35)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.04)

Net earnings (loss)	$0.42	$(0.06)	$0.91	$(0.39)

Dividends declared per common share	$—	$—	$0.52	$0.52

Weighted average number of common shares outstanding:
Basic	213.5	218.0	214.4	184.6
Diluted	215.1	218.0	216.1	184.6

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(In millions)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net earnings (loss)	$197.6	$(71.3)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Loss from discontinued operations, net of tax	6.9	64.1
Cumulative effect of change in accounting principle	—	6.6
Restructuring charges—net	33.1	60.1
Impairment charges	3.5	14.4
Depreciation and amortization	198.3	183.3
Fair market value adjustment for inventory and backlog	0.5	66.9
Deferred taxes	37.0	14.1
Loss (gain) on sale of investment and other assets—net	1.5	(14.4)
Other	52.3	16.1
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	21.6	122.5
Inventories	(44.9)	(47.6)
Prepaid expenses	(5.5)	15.1
Accounts payable	(32.6)	(79.3)
Accrued liabilities and other	(40.5)	(30.4)

Net cash provided by operating activities of continuing operations	428.8	320.2
Net cash (used in) provided by operating activities of discontinued operations	(8.2)	8.8

Net cash provided by operating activities	420.6	329.0

INVESTING ACTIVITIES
Capital expenditures	(224.2)	(91.5)
Acquisition of businesses—net of cash acquired	(936.5)	66.1
Proceeds from sale of investment and other assets	18.2	51.5

Net cash (used in) provided by investing activities of continuing operations	(1,142.5)	26.1
Net cash used in investing activities of discontinued operations	(0.5)	(0.2)

Net cash (used in) provided by investing activities	(1,143.0)	25.9

FINANCING ACTIVITIES
Net change in short-term debt	(86.1)	(144.3)
Payments on long-term debt	(1.3)	(992.9)
Proceeds from issuance of long-term debt	997.8	1,033.0
Issuance of common stock	12.5	63.3
Acquisition of common stock	(268.7)	—
Dividends paid	(111.5)	(86.5)
Debt issuance costs	(6.6)	(9.3)

Net cash provided by (used in) financing activities of continuing operations	536.1	(136.7)
Net cash used in financing activities of discontinued operations	—	(2.7)

Net cash provided by (used in) financing activities	536.1	(139.4)

Effect of exchange rate on cash and cash equivalents	(3.9)	(0.5)
Net (decrease) increase in cash and cash equivalents	(190.2)	215.0
Cash and cash equivalents at beginning of period	641.8	59.9

Cash and cash equivalents at end of period	$451.6	$274.9

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$—	$2,804.9

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated interim financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 14, 2005. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. All significant intercompany transactions have been eliminated in consolidation. These unaudited consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace Incorporated (the “Acquisition”), a leading provider of printed products and print management services (see Note 2). The Company’s results of operations for the six months ended June 30, 2004 include the results of Moore Wallace Incorporated (“Moore Wallace”) from February 27, 2004 (the “Acquisition Date”).

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in the document-based business process outsourcing market, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron’s position in these markets is expected to enhance the Company’s ability to leverage global relationships and sell increased products and services across the Company’s platform. The Company’s results of operations for the three and six months ended June 30, 2005 include the results of Astron from June 20, 2005.

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

On June 20, 2005, the Company acquired Astron for approximately $951.4 million, net of $10.2 million of cash acquired, including $5.4 million in acquisition costs and the assumption of $449.4 million of Astron’s debt. On the acquisition date, $434.5 million of the assumed debt was paid off.

The Astron acquisition was recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. The valuation of a significant portion of assets and liabilities has been determined;

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

however, the allocation below is subject to further refinement. Based on this valuation, the preliminary purchase price is allocated as follows:

Accounts receivable	$90.3
Inventories	18.7
Other current assets	26.2
Property, plant and equipment and other long-term assets	49.1
Amortizable intangible assets	463.1
Goodwill	559.0
Accounts payable and accrued liabilities	(111.9)
Postretirement and pension benefits and other long-term liabilities	(9.5)
Deferred taxes—net	(133.6)

Total purchase price—net of cash acquired	951.4
Short-term debt assumed and not repaid	(14.9)

Net cash paid	$936.5

Pro forma results

The following unaudited pro forma financial information for the six months ended June 30, 2004 presents the combined results of operations of the Company and Moore Wallace as if the Acquisition had occurred as of January 1, 2004. The pro forma results for the six months ended June 30, 2004 combine the historical results of the Company for the six months ended June 30, 2004 and the historical results of Moore Wallace from January 1, 2004 through February 26, 2004. The pro forma results do not include the results of Astron as if the Company acquired Astron on January 1, 2004 as the Company is in the process of gathering the information necessary to prepare the pro forma financial information and the inclusion of the results of Astron from June 20, 2005 in the Company’s results of operations for the three and six months ended June 30, 2005 does not have a material effect on the comparability of the results of operations. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the Acquisition been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax effected at the Company’s statutory tax rate.

Six Months Ended June 30, 2004
Net sales	$3,670.5
Net loss before cumulative effect of change in accounting principle	(86.2)
Net loss	(92.8)
Net loss per share:
Basic:
Net loss before cumulative effect of change in accounting principle	$(0.40)
Cumulative effect of change in accounting principle	(0.03)

Net loss	$(0.43)

Diluted:
Net loss before cumulative effect of change in accounting principle	$(0.40)
Cumulative effect of change in accounting principle	(0.03)

Net loss	$(0.43)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The unaudited pro forma results for the six months ended June 30, 2004 include $22.2 million for the amortization of purchased intangibles. The pro forma financial information also includes the following non-recurring charges: Acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $97.9 million; and net restructuring and impairment charges of $181.1 million.

3. DISCONTINUED OPERATIONS AND DIVESTITURES

During 2004, the Company entered into a definitive agreement to sell its package logistics business. The sale closed on October 29, 2004. Also during 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). Due to a change in strategic focus subsequent to the Acquisition, in December 2004, the Company committed to sell its Peak Technologies business, which was acquired in the Acquisition and formerly reported in the Forms and Labels segment. Accordingly, these businesses have all been presented as discontinued operations in the consolidated financial statements for all periods presented. The aggregate carrying value of the discontinued business was $53.6 million and $51.9 million at June 30, 2005 and December 31, 2004, respectively. These businesses have been classified separately in the Consolidated Balance Sheets as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are summarized as follows:

	June 30, 2005	December 31, 2004
Assets:
Cash	$1.3	$1.5
Receivables, less allowance for doubtful accounts	49.4	55.4
Inventories	33.4	33.6
Prepaid expenses and other current assets	4.7	4.0
Property, plant and equipment—net	2.1	2.0
Goodwill and other intangible assets	4.6	4.8
Other assets	1.2	1.5

Total assets of discontinued operations	$96.7	$102.8

Liabilities:
Accounts payable and accrued liabilities	$41.9	$49.7
Current and deferred income taxes	1.2	1.2

Total liabilities of discontinued operations	$43.1	$50.9

Included in the net loss from discontinued operations in the Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 are the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$53.5	$185.9	$104.8	$343.4
Income tax benefit	(2.8)	(37.5)	(4.0)	(45.6)
Loss from discontinued operations, net of tax	(4.6)	(53.2)	(6.9)	(64.1)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the three and six months ended June 30, 2005, total net restructuring charges related to discontinued operations were $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2004, total net restructuring charges related to discontinued operations were $1.6 million and $3.6 million, respectively, related to severance and lease exit costs and related facility expenses.

During the three and six months ended June 30, 2004, the Company recorded pretax impairment charges of $89.1 million and $103.0 million, respectively, related to MLI and the package logistics business. These charges reduced goodwill and intangibles, as the carrying value of the assets exceeded the future undiscounted cash flows which were expected to be generated by the assets.

Also included in the net loss from discontinued operations for the three and six months ended June 30, 2005 was a net loss of $4.6 million and $6.9 million, respectively, related to the Company’s Peak Technologies Business. For the three and six months ended June 30, 2004, the net loss from discontinued operations included net income of $0.1 million and $0.5 million, respectively, related to Peak Technologies.

4. INVENTORIES

	June 30, 2005	December 31, 2004
Raw materials and manufacturing supplies	$194.4	$174.8
Work-in-process	148.0	129.6
Finished goods	197.0	171.9
LIFO reserves	(56.3)	(54.3)

	$483.1	$422.0

5. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2005	December 31, 2004
Land	$73.0	$72.7
Buildings	912.2	904.4
Machinery and equipment	4,781.7	4,613.0

	5,766.9	5,590.1
Less: Accumulated depreciation	(3,780.3)	(3,665.6)

	$1,986.6	$1,924.5

Assets Held for Sale

As a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, was $15.9 million at June 30, 2005 and $16.5 million at December 31, 2004. These assets are included in other assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

6. GOODWILL AND OTHER INTANGIBLES

Goodwill	December 31, 2004	Acquisitions	Foreign Exchange and Other Adjustments	June 30, 2005
Publishing and Retail Services	$103.4	$—	$(1.8)	$101.6
Integrated Print Communications	1,303.6	559.0	(8.0)	1,854.6
Forms and Labels	1,065.7	—	(1.4)	1,064.3

	$2,472.7	$559.0	$(11.2)	$3,020.5

Other Intangibles	Gross Carrying Amount at January 1, 2005	Additions During the Year	Accumulated Amortization and Foreign Exchange	June 30, 2005	Amortization Period
Trademarks, licenses and agreements	$20.9	$—	$(18.3)	$2.6	1.5-16 years
Patents	98.3	—	(16.3)	82.0	8 years
Customer relationship intangibles	316.1	436.6	(80.3)	672.4	12-15 years
Trade names	313.5	26.5	(0.5)	339.5	16.5 years – indefinite

	$748.8	$463.1	$(115.4)	$1,096.5

Amortization expense for other intangibles was $12.0 million and $11.1 million for the three months ended June 30, 2005 and 2004, respectively, and $23.2 million and $14.8 million for the six months ended June 30, 2005 and 2004, respectively. Annual amortization expense related to these intangibles for each of the next five years, from 2005 to 2010 is estimated to be $61.7 million. Included in trade names at June 30, 2005 and December 31, 2004 was $313.5 million for indefinite-lived trade names that are not subject to amortization.

7. DEBT

The Company’s debt consists of the following:

	June 30, 2005	December 31, 2004
Medium-term notes due 2005 at a weighted average interest rate of 6.63%	$98.4	$165.8
5.0% debentures due November 15, 2006 (1)	225.3	227.3
8.875% debentures due April 15, 2021	80.9	80.8
6.625% debentures due April 15, 2029	199.1	199.1
8.820% debentures due April 15, 2031	68.9	68.9
3.75% senior notes due April 1, 2009	399.6	399.5
4.95% senior notes due May 15, 2010	498.7	—
4.95% senior notes due April 1, 2014	597.9	597.8
5.50% senior notes due May 15, 2015	499.2	—
Other, including capital leases	40.9	46.5

Total debt	2,708.9	1,785.7

Less: current portion	(133.6)	(204.5)

Long-term debt	$2,575.3	$1,581.2

(1)	Includes a $0.6 million and $2.8 million increase in debt related to the fair market value of interest rate swaps at June 30, 2005 and December 31, 2004, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

In May 2005, the Company issued $500.0 million principal amount of 4.95% notes due in 2010 and $500.0 million principal amount of 5.5% notes due in 2015 (collectively, the “Senior Notes”) at a combined $2.1 million discount to the aggregate principal amount. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2005. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to acquire Astron and to fund the redemption of Astron debt assumed in connection with this acquisition.

Prior to the issuance of the Senior Notes, the Company entered into interest rate lock agreements with a notional amount of $1.0 billion to hedge against fluctuations in interest rates prior to the issuance of the Senior Notes. These agreements were terminated upon issuance of the Senior Notes and a loss of $12.9 million will be recognized in interest expense over the term of the hedged forecasted interest payments.

In the second quarter of 2005, the Company also entered into cross-currency swaps with aggregate notional amounts of $948.8 million (British pound sterling “GBP” 520.0 million), which exchange the GBP for U.S. dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. These swaps expire in 2010 ($455.0 million notional amount) and 2015 ($493.8 million notional amount).

The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of a GBP denominated foreign operation. At June 30, 2005, the fair market value of these cross-currency swaps of $6.2 million is included in other assets. The net amounts paid or received under the cross-currency swaps designated as cash flow hedges are recorded as interest expense. The net amounts paid or received under the cross-currency swaps designated as a net investment hedge are recorded as accumulated other comprehensive income.

8. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first quarter of 2004, management approved and initiated plans to restructure the operations of the Company predominantly in connection with the Acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the combined cost structure of the Company. The implementation of these plans and the addition of new restructuring plans in 2005 related to a management reorganization and facility consolidations were included in the results for the three and six months ended June 30, 2005. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are in part based upon management’s best estimates of future events. Changes to the estimates could require future adjustments to the restructuring liabilities.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2005 and 2004, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Publishing and Retail Services	$3.2	$3.0	$1.1	$7.3	$21.2	$—	$0.1	$21.3
Integrated Print Communications	1.7	1.2	0.2	3.1	6.5	—	—	6.5
Forms and Labels	—	0.6	0.9	1.5	3.5	—	—	3.5
Corporate	0.1	12.4	—	12.5	8.7	0.3	—	9.0

	$5.0	$17.2	$2.2	$24.4	$39.9	$0.3	$0.1	$40.3

For the six months ended June 30, 2005 and 2004, the Company recorded the following net restructuring charges:

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Employee Terminations	Other Charges	Impairment	Total	Employee Termination	Other Charges	Impairment	Total
Publishing and Retail Services	$4.1	$3.4	$1.1	$8.6	$27.9	$—	$14.4	$42.3
Integrated Print Communications	1.6	5.6	0.3	7.5	8.1	—	—	8.1
Forms and Labels	1.4	1.8	2.1	5.3	6.5	—	—	6.5
Corporate	1.1	14.1	—	15.2	17.3	0.3	—	17.6

	$8.2	$24.9	$3.5	$36.6	$59.8	$0.3	$14.4	$74.5

For the three and six months ended June 30, 2005, the restructuring charge for employee terminations relates to workforce reductions of 229 and 326 employees, respectively, of whom 250 were terminated as of June 30, 2005. These workforce reductions are primarily associated with the continuation of 2004 restructuring plans related to the Acquisition and other actions to restructure operations in the business segments. Other charges primarily relate to lease termination charges associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of the Logistics business headquarters, employee and equipment relocation costs associated with the Acquisition restructuring plans and the exiting of a European financial print facility in the Integrated Print Communications segment.

For the three and six months ended June 30, 2004, the restructuring charge for employee terminations relates to workforce reductions of 973 and 1,224 employees, respectively, all of whom were terminated as of June 30, 2005. These workforce reductions related to the elimination of duplicative administrative functions resulting from the Acquisition and certain operational employees related to business restructuring. Other charges primarily relate to lease termination charges and employee and equipment relocation costs associated with the Acquisition restructuring plans.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restructuring Costs Capitalized as a Cost of Acquisition

During the six months ended June 30, 2004, the Company recorded $13.3 million in costs for workforce reductions and vacating redundant facilities in connection with restructuring certain of the Moore Wallace operations. These costs were recognized as a liability assumed in the Acquisition and were included in the purchase price allocation.

Restructuring Reserve

In addition to the 2005 restructuring actions, the Company initiated various restructuring actions in 2004 and prior years, which consisted primarily of the consolidation of operations and workforce reductions, for which restructuring reserves remain related to expected future cash payments in accordance with these plans. The reconciliation of the restructuring reserve as of June 30, 2005 is as follows:

	December 31, 2004	Restructuring Provision—Net	Cash Payments	June 30, 2005
Employee terminations	$35.1	$8.2	$(24.0)	$19.3
Other	11.6	24.9	(10.0)	26.5

	$46.7	$33.1	$(34.0)	$45.8

The restructuring reserves classified as “other” primarily consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by June 2006.

Impairments

During the three and six months ended June 30, 2005, the Company recorded $2.2 million and $3.5 million, respectively, of impairment charges primarily related to the abandonment of assets in the Forms and Labels and Publishing and Retail Services segments. During the three months ended June 30, 2004, the Company recorded $0.1 million of impairment charges. During the six months ended June 30, 2004, the Company recorded $14.4 million of impairment charges that consisted of $12.0 million for the abandonment of certain enterprise software projects and $2.4 million for the write-down of a customer contract and other assets primarily within the Publishing and Retail Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

9. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
PENSION EXPENSE
Service cost	$20.2	$15.5	$40.4	$29.8
Interest cost	32.2	32.4	64.4	60.9
Expected return on assets	(49.4)	(46.4)	(98.8)	(86.8)
Amortization, net	(1.8)	0.1	(3.6)	0.2
Settlement	—	—	0.7	—
Curtailment	—	—	(0.7)	—

Net pension expense	$1.2	$1.6	$2.4	$4.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
POSTRETIREMENT BENEFITS EXPENSE
Service cost	$2.8	$4.1	$5.6	$7.9
Interest cost	7.6	9.1	15.2	15.3
Expected return on assets	(4.6)	(5.2)	(9.2)	(10.4)
Amortization, net	(3.2)	(0.4)	(6.4)	(0.7)

Net postretirement expense	$2.6	$7.6	$5.2	$12.1

10. STOCK-BASED COMPENSATION

The Company accounts for stock-based awards using the intrinsic value method. Net earnings (loss) and earnings (loss) per share on a pro forma basis, if compensation expense for these awards were determined using the fair value method, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss) as reported	$90.7	$(12.5)	$197.6	$(71.3)
Pro forma adjustments, net of tax:
Stock compensation recorded	7.4	2.3	13.7	2.8
Fair value compensation expense	(8.8)	(3.6)	(16.5)	(5.5)

Pro forma net earnings (loss)	$89.3	$(13.8)	$194.8	$(74.0)

Earnings (loss) per common share:
Basic—as reported	$0.42	$(0.06)	$0.92	$(0.39)
Basic—pro forma	$0.42	$(0.06)	$0.91	$(0.40)
Diluted—as reported	$0.42	$(0.06)	$0.91	$(0.39)
Diluted—pro forma	$0.42	$(0.06)	$0.90	$(0.40)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

11. PER SHARE DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding:
Basic	213.5	218.0	214.4	184.6
Dilutive options and awards (1)	1.6	—	1.7	—

Diluted	215.1	218.0	216.1	184.6

Dividends Paid Per Common Share	$0.26	$0.26	$0.52	$0.52

(1)	For the three and six months ended June 30, 2004, 1.8 and 1.9 million common stock equivalents, respectively, are excluded, as their effect would be anti-dilutive.

12. SHAREHOLDERS’ EQUITY

During the six months ended June 30, 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners (“GSC”) in a privately negotiated transaction at a purchase price of approximately $200.0 million. At the time of the repurchase, two of the Company’s then current directors were affiliated with GSC. The remainder of the stock purchases during the six months ended June 30, 2005 was made in the open market or was shares withheld for employee tax liabilities upon vesting of equity awards. There were no shares repurchased by the Company on the open market or through the Company’s repurchase program during the three months ended June 30, 2005.

13. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss) as reported	$90.7	$(12.5)	$197.6	$(71.3)
Unrealized foreign currency gain (loss)	3.6	7.0	7.3	(1.5)
Fair value of derivatives	(13.9)	—	(13.9)	—
Unrealized loss on investment	(2.9)	—	(4.0)	0.1

Comprehensive income (loss)	$77.5	$(5.5)	$187.0	$(72.7)

14. SEGMENT INFORMATION

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material and warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine and catalog markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

Integrated Print Communications. The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America.

•	Global capital markets: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets.

•	Dynamic Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-run commercial print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Astron Group: Provides transactional print and mail services, data and print management, document production and marketing support services, primarily in the United Kingdom.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations (1)	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2005
Publishing and Retail Services	$982.9	$(3.1)	$979.8	$134.8	$51.8	$101.8
Integrated Print Communications	565.1	(21.0)	544.1	71.5	25.0	14.4
Forms and Labels	410.7	(2.5)	408.2	30.2	15.3	4.0

Total operating segments	1,958.7	(26.6)	1,932.1	236.5	92.1	120.2
Corporate	—	—	—	(60.8)	7.5	10.2

Total continuing operations	$1,958.7	$(26.6)	$1,932.1	$175.7	$99.6	$130.4

Three months ended June 30, 2004 (Reclassified)
Publishing and Retail Services	$908.3	$(0.1)	$908.2	$80.1	$53.8	$43.2
Integrated Print Communications	528.5	(11.2)	517.3	56.8	24.0	13.6
Forms and Labels	420.2	(2.8)	417.4	29.7	15.2	2.4

Total operating segments	1,857.0	(14.1)	1,842.9	166.6	93.0	59.2
Corporate	—	—	—	(69.1)	11.1	5.5

Total continuing operations	$1,857.0	$(14.1)	$1,842.9	$97.5	$104.1	$64.7

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations (1)	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2005
Publishing and Retail Services	$1,971.5	$(6.5)	$1,965.0	$283.8	$2,297.2	$103.3	$181.6
Integrated Print Communications	1,114.9	(39.4)	1,075.5	142.3	3,634.1	48.9	21.4
Forms and Labels	823.3	(5.2)	818.1	59.5	2,234.2	31.1	6.3

Total operating segments	3,909.7	(51.1)	3,858.6	485.6	8,165.5	183.3	209.3
Corporate	—	—	—	(112.8)	1,247.8	15.0	14.9

Total continuing operations	$3,909.7	$(51.1)	$3,858.6	$372.8	$9,413.3	$198.3	$224.2

Six months ended June 30, 2004 (Reclassified)
Publishing and Retail Services	$1,753.6	$(0.1)	$1,753.5	$137.3	$2,025.8	$106.9	$64.1
Integrated Print Communications	798.7	(15.9)	782.8	60.4	2,563.6	36.5	18.1
Forms and Labels	599.1	(3.8)	595.3	(9.1)	2,348.0	22.4	3.4

Total operating segments	3,151.4	(19.8)	3,131.6	188.6	6,937.4	165.8	85.6
Corporate	—	—	—	(139.7)	1,102.0	17.5	5.9

Total continuing operations	$3,151.4	$(19.8)	$3,131.6	$48.9	$8,039.4	$183.3	$91.5

(1)	Included in the income (loss) from continuing operations for the six months ended June 30, 2004, were fair market adjustments for inventory and backlog related to the Acquisition of $17.5 million in the Integrated Print Communications segment and $49.4 million in the Forms and Labels segment. Net restructuring and impairment charges by segment are shown in Note 8.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

15. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in eleven federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that it could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s annual consolidated results of operations, financial position or cash flows.

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

16. CHANGES IN ACCOUNTING POLICIES AND PENDING ACCOUNTING STANDARDS

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

In December 2004, the FASB issued a revision of SFAS No. 123, Statement of Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS No. 123R”). This statement will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective SFAS No. 123R for the Company to January 1, 2006. The Company has not yet determined the impact of adopting this statement on its annual consolidated results of operations, financial condition or cash flows. See Note 10 for the pro forma impact of compensation expense for stock-based awards using the fair value method.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

17. SUBSEQUENT EVENTS

On July 7, 2005 the Company completed the purchase of the Asia Printers Group Ltd. for approximately $100 million in cash. Asia Printers Group Ltd. is a book printer for North American, UK, European and Asian markets under the South China Printing brand. The Group’s Roman Financial Press is one of Hong Kong’s leading financial printers. Asia Printers Group Ltd.’s book business will be included in the Company’s Publishing and Retail Services segment and Roman Financial Press will be included in the Integrated Print Communications segment.

On August 8, 2005, the Company announced that it had agreed to acquire a print manufacturing facility from AdPlex-Rhodes. The facility to be acquired produces high quality tabloid-sized retail inserts to support the marketing efforts of major retailers. This offset tabloid facility will complement the Company’s existing gravure manufacturing platform to better serve retailers’ short- and long-run, regional and national needs. The acquisition is expected to be completed within the third quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

R.R. Donnelley & Sons Company (“R.R. Donnelley” or the “Company”) is the world’s premier full-service provider of print and related services, including document-based business process outsourcing. Founded more than 140 years ago, the Company provides solutions in commercial printing, direct mail, financial printing, print fulfillment, forms and labels, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

BUSINESS ACQUISITIONS

On February 27, 2004, the Company acquired Moore Wallace Incorporated (“Moore Wallace”). For the six months ended June 30, 2004, the results of Moore Wallace for the 125 days subsequent to the acquisition date were included in the Company’s results of operations. For the six months ended June 30, 2005, the results of operations of Moore Wallace were included for the full period. The following discussion of the Company’s results of operations for the six months ended June 30, 2005 versus 2004 were impacted by the inclusion of the additional fifty-six days of operations of Moore Wallace in 2005. Certain significant fluctuations in the Company’s results of operations for the six months ended June 30, 2005 versus 2004 are described herein as “due to the Acquisition.”

On June 20, 2005, the Company acquired The Astron Group (“Astron”) for approximately $951.4 million net of $10.2 million in cash acquired, including the assumption of $449.4 million of Astron’s debt and $5.4 million in acquisition costs. On the acquisition date, $434.5 million of the assumed debt was paid off. Astron is a leader in the document-based business process outsourcing market, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron’s position in these markets is expected to enhance the Company’s ability to leverage global relationships and sell increased products and services across the Company’s platform. Except as noted in the discussion herein, the inclusion of Astron’s results of operations for the last eleven days of the second quarter did not have a material effect on the Company’s results of operations for the three and six months ended June 30, 2005.

On July 7, 2005, the Company completed the purchase of the Asia Printers Group Ltd. for approximately $100 million in cash. Asia Printers Group Ltd. is a book printer for North American, UK, European and Asian markets under the South China Printing brand. The Group’s Roman Financial Press is one of Hong Kong’s leading financial printers. Asia Printers Group Ltd book business will be included in the Company’s Publishing and Retail Services segment and Roman Financial Press will be included in the Integrated Print Communications segment.

DISCONTINUED OPERATIONS

During the three months ended September 30, 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). In October 2004, the Company sold its package logistics business. In December 2004, the Company committed to sell its Peak Technologies business, which was acquired in the Moore Wallace acquisition. For the three and six months ended June 30, 2005 and 2004, these businesses, as applicable, have been presented as discontinued operations in the consolidated financial statements and all prior periods have been reclassified to conform to this presentation.

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

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book, and telecommunications markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine and catalog markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

Integrated Print Communications. The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct mail: Offers services with respect to direct marketing programs including content creation, database management, printing, personalization, finishing and distribution in North America.

•	Global capital markets: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets;

•	Dynamic Communications Services: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-run commercial print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Astron Group: Provides transactional print and mail services, data and print management, document production and marketing support services, primarily in the United Kingdom.

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

OUTLOOK

The environment is highly competitive in most of our product categories and geographic regions. Competition is based largely on price, quality and servicing the special needs of customers. Industry analysts believe that there is overcapacity in most of the printing markets served by the Company.

RR Donnelley is a large user of paper, supplied to it by its customers or bought by the Company. The cost and supply of certain paper grades used in the manufacturing process will continue to affect the Company’s consolidated financial results. Prices for most paper grades increased in 2004 and the first six months of 2005. The impact of increasing prices on customer-supplied paper is directly absorbed by customers, though higher prices may have an impact on those customers’ demand for printed product. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Although the Company anticipates that paper prices will moderate during the second half of 2005, price levels will remain higher than in comparable periods of 2004. Paper price increases in 2005 are not expected to have a significant impact on the Company’s annual consolidated results of operations, financial condition or cash flows.

Postal costs are a significant component of our customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. Any resulting decline in print volumes mailed could have an effect on the Company’s consolidated financial results. The Company does not expect postal rate increases in the United States to occur until 2006 or later. Postal rate increases can enhance the value of the Company’s logistics business to its customers, as the Company is able to improve customers’ cost efficiency of mail processing and distribution.

The Company continues to monitor the impact of the rise in the price of crude oil on fuel costs. The Company believes it will be able to pass a substantial portion of the increase in fuel prices directly to our customers in order to offset the impact of these increases. The Company does not believe that the recent increase in crude oil prices has had a material impact on the Company’s annual consolidated results of operations, financial condition or cash flows. However, the Company cannot predict the impact that price increases in crude oil will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated results of operations, financial condition or cash flows.

Technological changes, including the electronic distribution of documents and data and the on-line distribution and hosting of media content, present both risks and opportunities for the Company. The Company’s businesses seek to leverage distinctive capabilities to participate in the rapid growth of electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its comprehensive service offerings, technology leadership, depth of management experience, customer relationships and economies of scale, the Company can develop valuable solutions for its customers. Management believes the acquisition of Astron builds on these strengths and extends the Company’s distinctive capabilities to the markets and global customers served by Astron.

The Company seeks to leverage its position and size to generate continued productivity improvements and enhance the value the Company delivers to its customers. The Company also plans to enhance its products and services through strategic acquisitions that offer complementary businesses to the Company’s existing products and services. In addition, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve productivity of its operations, including the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts, and the disposal of non-core businesses. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Advertising and consumer spending trends affect demand in several of the end-markets served by the Publishing and Retail Services segment. Historically, the Company’s businesses which serve the magazine, catalog and retail and book businesses generate higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AS

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Three Months Ended June 30,
	Net Sales		Income (Loss) from Continuing Operations
	2005	2004	2005	2004
	(in millions)
Publishing and Retail Services	$979.8	$908.2	$134.8	$80.1
Integrated Print Communications	544.1	517.3	71.5	56.8
Forms and Labels	408.2	417.4	30.2	29.7

Total operating segments	1,932.1	1,842.9	236.5	166.6
Corporate	—	—	(60.8)	(69.1)

Total continuing operations	$1,932.1	$1,842.9	$175.7	$97.5

Consolidated

Net sales for the three months ended June 30, 2005 increased $89.2 million, or 4.8%, to $1,932.1 million versus the same period in the prior year. The increase was primarily due to higher volumes in both the Publishing and Retail Services and Integrated Print Communications segments and the acquisition of Astron. The benefit of higher paper prices passed through to customers was mostly offset by continuing price erosion due to competitive pressures in most print markets. Volume increases from market penetration and the Astron acquisition should continue to drive increased net sales; however, printing industry capacity, pricing pressures and the threat of electronic substitution will continue to adversely impact sales of certain products and services of the Company.

Cost of sales (exclusive of depreciation and amortization) increased $47.7 million to $1,399.2 million for the three months ended June 30, 2005 versus the same period in the prior year primarily due to the increase in sales volume. Cost of sales as a percentage of net sales decreased from 73.3% to 72.4% primarily due to cost reductions achieved through restructuring activities and incremental procurement savings, partially offset by the impact of higher paper prices passed through to customers and continuing price competition in most markets.

Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased $16.3 million to $233.2 million for the three months ended June 30, 2005 versus the same period in the prior year. This decrease was primarily due to benefits achieved from restructuring and cost reduction activities, partially offset by the acquisition of Astron. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 12.1% in 2005 from 13.5% in 2004. Management anticipates that savings from restructuring activities related to the Acquisition and cost containment efforts will continue to favorably impact the selling, general and administrative expense margin during the second half of 2005.

For the three months ended June 30, 2005, the Company recorded a net restructuring provision of $22.2 million, which included $12.4 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago and $9.8 million related to workforce reductions and other costs incurred to restructure operations within the business segments. Management believes that certain restructuring activities will continue throughout the remainder of 2005 as the Company continues to streamline its manufacturing, sales and administrative platforms.

For the three months ended June 30, 2004, the Company recorded net restructuring charges of $40.2 million primarily for workforce reductions of 973 employees (all of which were terminated as of June 30, 2005). These workforce reductions relate to the elimination of duplicative administrative functions resulting from the Acquisition, and certain operational employees related to business restructuring.

During the three months ended June 30, 2005, the Company recorded $2.2 million of impairment charges primarily related to various equipment in the Publishing and Retail Services and Forms and Labels segments.

Depreciation and amortization decreased $4.5 million to $99.6 million for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to the disposition of certain information systems equipment in connection with outsourcing of certain information technology services. Increased capital spending planned for 2005 is expected to increase depreciation expense in future periods. Depreciation and amortization includes $12.0 million and $11.1 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete for the three months ended June 30, 2005 and 2004, respectively.

Income from continuing operations for the three months ended June 30, 2005 was $175.7 million compared to $97.5 million for the three months ended June 30, 2004. The increase was primarily due to the growth in revenue and the cost reductions achieved through restructuring actions, productivity efforts, and procurement savings.

Net interest expense for the three months ended June 30, 2005 was unchanged from the second quarter of 2004 at $23.7 million. The effect of an increase in rates on the variable portion of the Company’s debt and the May 2005 issuance of additional debt to fund the acquisition of Astron was mostly offset by higher average levels of cash and short-term investments on hand.

Net investment and other expense for the three months ended June 30, 2005 was $3.8 million of expense versus $4.5 million of expense for the same period in 2004. Included in investment and other income (expense), net, were charges of $2.3 million and $4.0 million for the three months ended June 30, 2005 and 2004, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments.

The effective income tax rate for the three months ended June 30, 2005 was 35.8%, compared to 40.3% for the three months ended June 30, 2004. This decrease reflects the higher proportion of earnings from foreign tax jurisdictions in 2005.

Earnings from continuing operations for the three months ended June 30, 2005 was $95.3 million or $0.44 per diluted share, an increase of $54.6 million or $0.25 per diluted share over the three months ended June 30, 2004. In addition to the factors discussed above, the improvement in the per-share results reflects a reduction of average diluted shares outstanding of 2.9 million shares due to share repurchases, net of shares issued upon exercise of employee stock options, since June 30, 2004.

The loss from discontinued operations, net of tax, for the three months ended June 30, 2005 was $4.6 million and was primarily comprised of the Company’s Peak Technologies operations. The loss from discontinued operations, net of tax, for the three months ended June 30, 2004 was $53.2 million, which included pretax restructuring and impairment charges of $90.7 million. The change is primarily due to the sale of the Company’s package logistics business, whose results of operations during 2004 were classified as discontinued operations until the business was sold during the fourth quarter of 2004.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Three Months Ended June 30,
	2005	2004
	(in millions)
Net sales	$979.8	$908.2
Income from continuing operations	134.8	80.1
Included in income from continuing operations:
Restructuring and impairment charges—net	7.3	21.3

Net sales for the Publishing and Retail Services segment for the three months ended June 30, 2005 were $979.8 million, an increase of $71.6 million, or 7.9%, compared to the same period in 2004. This increase resulted from volume increases across most businesses in the segment and paper price increases that more than offset the impact of downward price pressure in the quarter. Net sales in the magazine, catalog and retail business increased due to higher volume from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, a strong increase in net sales reflected higher consumer, education, and juvenile book volume. Consumer and juvenile volume improvements were driven by strong performance of our customers’ titles, and education volume improvement reflected the impact of increased elementary and high school textbook volume driven by state adoption cycles. Book net sales also reflect gains in the telecommunications and technology market and the impact of higher paper prices, partially offset by lower prices on major customer contract renewals. In the directory business, net sales for the quarter declined compared to 2004, primarily reflecting the timing of major customer titles that benefited the first quarter. These timing shifts were slightly offset by higher paper prices passed on to customers. Logistics net sales increased in line with the strong volumes in the domestic print platform. Print volume increases and work for new customers also drove higher Premedia net sales, which were also impacted by continuing price pressures in this market. Results for the quarter in Europe reflected strong net sales increases, partially attributable to changes in exchange rates. The remaining increase in Europe was driven by higher telecommunication and technology, magazine and retail volume, reflecting further penetration in these markets, partially offset by continuing weakness in direct mail. In Asia, net sales increased sharply driven by strong gains in book production for the U.S. market and with telecommunications and technology customers.

Income from continuing operations for the Publishing and Retail Services segment for the three months ended June 30, 2005 of $134.8 million increased $54.7 million, or 68%, compared to the same period in the prior year. In addition to the higher net sales, the income improvement reflects the benefits of cost reduction actions, procurement savings, and lower restructuring and impairment charges ($14.0 million), partially offset by inflationary increases in wages and benefits and higher employee incentive compensation cost.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Three Months Ended June 30,
	2005	2004
	(in millions)
Net sales	$544.1	$517.3
Income from continuing operations	71.5	56.8
Included in income from continuing operations:
Restructuring and impairment charges—net	3.1	6.5

Net sales for the Integrated Print Communications segment for the three months ended June 30, 2005 were $544.1 million, an increase of $26.8 million, or 5.2%, compared to the same period in 2004. The acquisition of Astron added $18.7 million, or 70% of this increase in sales, in the eleven days following the acquisition. Dynamic Communications Services (“DCS”) net sales increased significantly compared to the same period in 2004, primarily driven by strong volume in services to the mutual fund industry. Short-run commercial print net sales were approximately equal to the second quarter of 2004 as pricing pressures offset volume growth in this highly-competitive market. Global capital markets net sales were also flat compared to the second quarter of 2004 as a decrease in transactional work was offset by an increase in compliance volume. Net sales in the direct mail business grew as increased long-run marketing programs and financial and not-for-profit market growth more than offset revenue decreases related to prior year facility closures and customer attrition.

Income from continuing operations for the Integrated Print Communications segment for the three months ended June 30, 2005 increased $14.7 million to $71.5 million compared to the same period in the prior year. In addition to the net sales growth, the increase in operating income reflects the benefit of restructuring actions and other cost reduction initiatives. In particular, the integration of the direct mail business following the Acquisition has driven significant savings through plant consolidations. The impact of the Astron acquisition on the operating income for the quarter ended June 30, 2005 was not significant.

Forms and Labels

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Three Months Ended June 30,
	2005	2004
	(in millions)
Net sales	$408.2	$417.4
Income from continuing operations	30.2	29.7
Included in income from continuing operations:
Restructuring and impairment charges—net	1.5	3.5

Net sales for the Forms and Labels segment decreased $9.2 million, or 2.2%, to $408.2 million as net sales declines in North America were partially offset by gains in Latin America. In the U.S. and Canada, the forms and labels industry is in secular decline, with the pace of the decline difficult to predict. In the second quarter of 2005, the U.S. forms and labels businesses experienced a decrease in net sales as this industry continues to be adversely affected by volume declines attributable to electronic substitution and price competition related to excess industry capacity. Decreased demand for higher margin multi-part and other long-run forms products continued to negatively impact the results in the segment. In Canada, forms and labels net sales declined as continuing volume and price pressures were partially offset by the impact of foreign currency exchange rates. Latin America net sales, which include the commercial print and magazine, catalog and book business, increased strongly due to the impact of exchange rates and volume increases in Chile and Central America.

Income from continuing operations for the three months ended June 30, 2005 was $30.2 million, an increase of $0.5 million versus the same period in the prior year. This increase was achieved despite the net sales decline due to continuing benefits from restructuring and other cost reduction actions across the segment.

Corporate

Corporate operating expenses decreased $8.3 million to $60.8 million for the three months ended June 30, 2005 versus the prior year. The reduction in corporate expense in the second quarter of 2005 reflected the benefits achieved through restructuring actions and cost containment initiatives taken during 2004, and lower benefit plan expense (excluding service costs, which are allocated to the business segments) of $8.8 million that offset increased incentive compensation expenses in the current year. The second quarter 2004 corporate expenses included restructuring and integration charges of $10.8 million. Corporate restructuring charges in the second quarter of 2005 of $12.5 million primarily related to the consolidation and relocation of the global headquarters within the Chicago area and integration charges of $2.1 million primarily related to information systems integration costs. Management expects to incur future restructuring charges related to the elimination of duplicative functions and additional integration charges related to information systems consolidation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Six Months Ended June 30,
	Net Sales		Income (Loss) from Continuing Operations
	2005	2004 (1)	2005	2004 (1)
	(in millions)
Publishing and Retail Services	$1,965.0	$1,753.5	$283.8	$137.3
Integrated Print Communications	1,075.5	782.8	142.3	60.4
Forms and Labels	818.1	595.3	59.5	(9.1)

Total operating segments	3,858.6	3,131.6	485.6	188.6
Corporate	—	—	(112.8)	(139.7)

Total continuing operations	$3,858.6	$3,131.6	$372.8	$48.9

(1)	Reflects Moore Wallace results from the Acquisition Date.

Consolidated

Net sales for the six months ended June 30, 2005 increased $727.0 million, or 23.2%, to $3,858.6 million versus the same period in the prior year. The increase was primarily due to the Acquisition and significantly improved net sales in the Publishing and Retail Services segment due to increased volume across all markets served. Exclusive of the impact of acquisitions, Integrated Print Communication’s net sales increased due to higher volume in DCS and direct mail, while Forms and Labels net sales declined. The acquisition of Astron added 0.6% to the period’s net sales for the eleven days following the acquisition. Nearly all of the company’s businesses continue to be affected by downward pricing pressures resulting from industry overcapacity.

Cost of sales (exclusive of depreciation and amortization) increased $389.6 million to $2,766.2 million for the six months ended June 30, 2005 versus the same period in the prior year primarily due to the Acquisition and the increases in net sales volume. Cost of sales as a percentage of consolidated net sales decreased from 75.9% to 71.7% primarily due to cost reductions achieved through restructuring activities and incremental procurement savings, partially offset by the impact of higher paper prices passed through to customers and continuing price competition in most markets. Cost of sales for the six months ended June 30, 2004 also included the fair value adjustments for inventory and backlog ($66.9 million) due to the Acquisition.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $36.4 million to $484.7 million for the six months ended June 30, 2005 versus the same period in the prior year primarily due to the Acquisition. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 12.6% in 2005 from 14.3% in 2004. This decrease was primarily due to benefits achieved from restructuring activities and provisions of $21.8 million recorded in the prior year related to litigation, insurance, termination benefits, and sales and use taxes. Included in 2005 were $7.8 million of recoveries related to an international tax refund and the collection of a bankruptcy receivable which was previously written-off. Management anticipates that savings from restructuring activities related to the Acquisition and cost containment efforts will continue to favorably impact the selling, general and administrative expense margin during the second half of 2005.

For the six months ended June 30, 2005, the Company recorded a net restructuring provision of $33.1 million, which included $15.2 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago and $17.9 million related to workforce reductions of 326 employees (of whom 250 were terminated as of June 30, 2005) and other costs incurred to restructure operations within the business segments. Management believes that certain restructuring activities will continue throughout the remainder of 2005 as the Company continues to streamline its manufacturing, sales and administrative platforms.

For the six months ended June 30, 2004, the Company recorded net restructuring charges of $60.1 million primarily for workforce reductions of 1,224 employees (all of which were terminated as of June 30, 2005). These workforce reductions relate to the elimination of duplicative administrative functions resulting from the Acquisition, and certain operational employees related to business restructuring.

Payments on certain lease obligations associated with the various restructuring plans are scheduled to continue until 2011. The Company anticipates that payments associated with employee terminations relating to restructuring actions will be substantially completed by June 2006.

During the six months ended June 30, 2005, the Company recorded $3.5 million of impairment charges related to the abandonment of assets in the Forms and Labels and Publishing and Retail Services segments. During the six months ended June 30, 2004, the Company recorded $14.4 million in impairment charges that consisted of $12.0 million for the abandonment of certain enterprise software projects and $2.4 million for the write-down of a customer contract and other assets primarily within the Publishing and Retail Services segment.

Depreciation and amortization increased $15.0 million to $198.3 million for the six months ended June 30, 2005 compared to the same period in 2004, primarily due to the Acquisition. Depreciation and amortization includes $23.2 million and $14.8 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete for the six months ended June 30, 2005 and 2004, respectively. Amortization in future periods is expected to increase by $30 million to $32 million per year due to the Astron acquisition.

Income from continuing operations for the six months ended June 30, 2005 was $372.8 million compared to $48.9 million for the six months ended June 30, 2004. The increase was primarily due to the Acquisition, the growth in revenue and the cost reductions achieved through restructuring actions, productivity efforts, procurement savings, and lower restructuring and impairment charges. Also included in 2004 was a $66.9 million adjustment for the fair value of inventory and backlog related to the Acquisition.

Net interest expense increased by $4.2 million to $44.8 million for the six months ended June 30, 2005 versus the same period in 2004, primarily due to the issuance of approximately $1.0 billion of debt in March 2004 due to the Acquisition. Interest expense is expected to increase in future periods due to the additional debt issued in May 2005 to fund the acquisition of Astron.

Investment and other expense for the six months ended June 30, 2005 was $4.4 million versus income of $6.2 million for the same period in 2004. During the six months ended June 30, 2004, the Company recorded a gain on the sale of an investment in Latin America ($15.3 million). Also included in investment and other income (expense), net, were charges of $4.7 million and $7.0 million for the six months ended June 30, 2005 and 2004, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments.

The effective income tax rate for the six months ended June 30, 2005 was 37.0%. For the six months ended June 30, 2004, the effective income tax rate was 96.6%. The large difference between the statutory and effective tax rates for the six months ended June 30, 2004 reflects the impact of the tax provision required on the gain ($15.3 million) on the disposition of an investment in Latin America relative to the small net loss from operations from all other sources.

Earnings from continuing operations before cumulative effect of change in accounting principle for the six months ended June 30, 2005 was $204.5 million or $0.94 per diluted share versus a net loss of $0.6 million or $0.00 per diluted share for the six months ended June 30, 2004. In addition to the factors discussed above, the per-share results reflect an increase in average diluted shares outstanding of 31.5 million shares due to the Acquisition and sale of shares upon exercise of employee stock options, partially offset by share repurchases.

The loss from discontinued operations, net of tax, for the six months ended June 30, 2005 was $6.9 million and was primarily comprised of the Company’s Peak Technologies operations. The loss from discontinued operations, net of tax, for the six months ended June 30, 2004 was $64.1 million. The change is primarily due to the sale of the Company’s package logistics business, whose results of operations during 2004 were classified as discontinued operations until the business was sold during the fourth quarter of 2004.

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

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Six Months Ended June 30,
	2005	2004
	(in millions)
Net sales	$1,965.0	$1,753.5
Income from continuing operations	283.8	137.3
Included in income from continuing operations:
Restructuring and impairment charges—net	8.6	42.3
Benefit from international tax refund and collection of bankruptcy receivable	7.8	—

Net sales for the Publishing and Retail Services segment for the six months ended June 30, 2005 were $1,965.0 million, an increase of $211.5 million, or 12.1%, compared to the same period in 2004. Of this increase, $36.8 million was due to the Acquisition. The remaining increase resulted from volume increases across all businesses in the segment that more than offset the impact of downward price pressure. Net sales in the magazine, catalog and retail business increased driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, a strong net sales increase reflected higher consumer, education, and juvenile book volume. Consumer and juvenile volume were driven by strong performance of our customers’ titles, and education volume reflects the impact of increased elementary and high school textbook volume driven by state adoption cycles. Book net sales also reflect gains in the telecommunications and technology market and the impact of higher paper prices, partially offset by lower prices on major customer contract renewals. In the directory business, net sales for the six months increased compared to 2004, primary reflecting higher volume driven by new customer titles and the impact of higher paper prices passed on to customers. Logistics net sales increased due to the Acquisition, strong volumes in the domestic print platform and third-party sales growth. Premedia net sales increased, also driven by higher print volumes, as well as work for new customers, offset by continuing price pressures in this market. Net sales in Europe and Asia increased sharply compared to the first six months of 2004. In Europe, this increase was attributable to the Acquisition, changes in exchange rates, and higher telecommunication and technology, magazine and retail volume, reflecting further penetration in these markets, partially offset by continuing weakness in direct mail. In Asia, the Company’s net sales improvement was driven by strong gains in book production for the U.S. market and volume increases for telecommunications and technology customers. For the rest of 2005, management expects continued growth in this segment driven by the increased market share in magazine, catalog, and retail, Europe, and Asia, including the impact of the acquisition of Asia Printers Group. However, volume in the book business is dependent on the success of customer titles, resulting in unpredictable sales volumes, particularly in the fourth quarter when education volume is lower. Directory volumes are expected to be stable, but can be significantly impacted by customers’ timing of production for large titles. Furthermore, all of the businesses in this segment expect to face continued downward price pressure and Asia book production for the U.S. market may be adversely impacted by China’s recent reform of currency exchange rate controls.

Income from continuing operations for the Publishing and Retail Services segment for the six months ended June 30, 2005 of $283.8 million increased $146.5 million, or 107%, compared to the same period in the prior year. In addition to the net sales increase, the increase in income was due to the benefits of cost reduction actions, procurement savings, the Acquisition and lower restructuring and impairment charges ($33.7 million). The significant growth in the operating income was achieved across all of the segment’s businesses. In the second half of 2005, management expects continued operating income growth in this segment to be driven by the increased volume in the business noted above, as well as the continued impact of cost reduction actions. Because many of the restructuring actions made in connection with the Acquisition were taken during the second quarter of 2004, the year-over-year impact of restructuring actions will be less than in previous quarters. In addition, charges associated with continuing impact of restructuring actions might unfavorably impact future financial results as the segment continues to reduce its operating costs.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Six Months Ended June 30,
	2005	2004
	(in millions)
Net sales	$1,075.5	$782.8
Income from continuing operations	142.3	60.4
Included in income from continuing operations:
Restructuring and impairment charges—net	7.5	8.1
Fair market adjustment of inventory and backlog	—	17.5

Net sales for the Integrated Print Communications segment for the six months ended June 30, 2005 were $1,075.5 million, an increase of $292.7 million, or 37.4%, compared to the same period in 2004. The increase was primarily due to the Acquisition. The acquisition of Astron also contributed $18.7 million of this increase in net sales in the eleven days following the acquisition. Because the Integrated Print Communications segment’s results only reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments related to the revenue trends affecting the acquired operations in the segment for the first six months of 2005 versus the first six months of 2004 are relevant. DCS experienced increased net sales compared to the same period in 2004, primarily driven by strong volume in services to the mutual fund industry, with more modest growth in statement printing and other outsourcing services. Short-run commercial print net sales declined compared to the first six months of 2004 as pricing pressures outpaced volume growth. Global capital markets net sales were up slightly compared to the same period in 2004 as a decrease in transactional work was offset by an increase in compliance volume. Net sales in the integrated direct mail business grew as increased long run marketing programs and financial and not-for-profit market growth more than offset revenue decreases related to prior year facility closures and customer attrition. For the second half of 2005, net sales in this segment should increase significantly as a result of the acquisition of Astron. In addition, DCS and global capital markets are expected to see further growth, with continued penetration in mutual funds and increases in compliance volume. Global capital markets transactional volume, however, is highly volatile and will be significantly impacted by the size and number of large capital markets transactions. Short-run commercial print is expected to continue facing significant price pressure, but should see some volume gains from continued cross-selling efforts and the impact of new capacity in place for the second half. Direct mail growth is expected to slow from that of the first half because first half results reflected the impact of ongoing volume levels with certain large customers that were reached initially during the third quarter of 2004.

Income from continuing operations for the Integrated Print Communications segment for the six months ended June 30, 2005 increased $81.9 million to $142.3 million compared to the same period in the prior year, due to the Acquisition, benefits achieved from restructuring actions, including plant consolidations, and other cost reduction initiatives. The prior year period included charges of $17.5 million related to the fair market adjustment of inventory and backlog due to the Acquisition. The impact of the Astron acquisition on the operating income for the six months ended June 30, 2005 was not significant. Operating results in this segment for the remainder of 2005 should continue to benefit from the restructuring, integration and cost reduction initiatives implemented in the preceding twelve months with offsetting negative impact from continued price pressures.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Six Months Ended June 30,
	2005	2004
	(in millions)
Net sales	$818.1	$595.3
Income (loss) from continuing operations	59.5	(9.1)
Included in income (loss) from continuing operations:
Restructuring and impairment charges—net	5.3	6.5
Fair market adjustment of inventory and backlog	—	49.4

Net sales for the Forms and Labels segment increased $222.8 million, or 37.4%, to $818.1 million due to the Acquisition. Because the Forms and Labels segment results primarily reflect the acquired operations of Moore Wallace subsequent to the Acquisition Date, management believes that the following comments in relation to the revenue trends affecting net sales for the segment for the six months ended June 30, 2005 versus the same period in 2004 are relevant. In the U.S. and Canada, the forms and labels industry is in secular decline, with the pace of the decline difficult to predict. In the first half of 2005, both the U.S. and Canada forms and labels businesses experienced a continuing decline in net sales as this industry continues to be adversely affected by electronic substitution and price competition related to excess industry capacity. Decreased demand for higher margin multi-part and other long-run forms products continued to negatively impact the results in the segment. Net sales in Latin America, including the commercial print and catalog, magazine and book business, increased due to higher volume and favorable foreign currency exchange rates that more than offset the loss of revenue associated with the December 2004 closure of a facility in Brazil. The Company continued its efforts to raise prices to cover a substantial portion of the recent paper prices increases; however, given the dynamics in the industry, there is no assurance that the Company will continue to be successful in doing so in the future.

Income from continuing operations for the six months ended June 30, 2005 was $59.5 million, an increase of $68.6 million versus the same period in the prior year. This increase was due to the Acquisition and significant improvements in the Latin American operating results. In addition, results for the six months ended June 30, 2004 included $49.4 million related to the fair market adjustment of inventory and backlog due to the Acquisition. Each of the businesses in this segment has implemented significant restructuring and cost control actions, and operating earnings are showing favorable trends as a result. Management believes that continued volume declines and excess capacity in the industry will likely result in future restructuring charges, which may be significant, and could unfavorably impact the financial results of the Forms and Labels segment.

Corporate

Corporate operating expenses decreased $26.9 million to $112.8 million for the six months ended June 30, 2005 versus the prior year. The current year corporate expenses reflect the inclusion of Moore Wallace for a full six months compared to the prior year’s corporate expense that only included corporate expense attributable to Moore Wallace after the Acquisition Date. The reduction in combined corporate expense in the first six months of 2005 reflected the benefits achieved through restructuring actions and cost containment initiatives taken during 2004, and lower benefit plan expenses (excluding service costs, which are allocated to the business segments) that offset increased incentive compensation expenses in the current year. In 2004, corporate expenses included provisions for litigation, insurance, termination benefits and sales and use taxes of $21.8 million and restructuring and integration charges of $20.0 million. Corporate restructuring charges in the first half of 2005 of $15.2 million primarily related to the consolidation and relocation of the global headquarters within the Chicago area as a result of the Acquisition and integration charges of $3.6 million primarily related to information systems integration.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company generated increased cash flows from operating activities due to the Acquisition, revenue growth and the benefits resulting from restructuring programs. Additional liquidity was also due to improved control over discretionary spending and other costs. The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Future operating cash flows will be used for, among other things, upgrading the long-run print platform to enable the Company to support growth from new customers and better serve customers in a more cost-effective manner, making other capital expenditures as necessary, paying interest and principal on the Company’s debt obligations, making acquisitions, making future common stock repurchases based upon market conditions, completing its restructuring programs, and funding future dividend payments that may be approved by the board of directors.

Net cash provided by operating activities of continuing operations was $428.8 million for the six months ended June 30, 2005, compared to net cash provided of $320.2 million for the same period last year. The change reflected improved operating results partially due to the inclusion of Moore Wallace operations from the Acquisition Date, as well as benefits achieved from prior year restructuring activities, partially offset by a $37.0 million discretionary payment in 2005 to the Company’s Voluntary Employee Beneficiary Association trust.

Net cash used in investing activities of continuing operations for the six months ended June 30, 2005 was $1,142.5 million versus net cash provided of $26.1 million for the six months ended June 30, 2004, primarily reflecting the $936.5 million acquisition of Astron compared to $66.1 million net cash acquired in the 2004 acquisition of Moore Wallace. For the six months ended June 30, 2005 capital expenditures totaled $224.2 million versus $91.5 million for the six months ended June 30, 2004. The increase was driven by investments to create a more efficient print platform to serve magazine, catalog and retail customers. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2005 will be approximately $450.0 million. Additionally, during the first quarter of 2004, the Company received $33.5 million on the sale of an investment in Latin America.

Net cash provided by financing activities of continuing operations for the six months ended June 30, 2005, was $536.1 million compared to net cash used of $136.7 million for the same period in 2004. The change primarily related to the issuance of $1.0 billion of debt related to the acquisition of Astron, the Company’s share repurchase program and the increase in cash dividends paid in the current year on the incremental shares issued in conjunction with the Acquisition. During the first six months of 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. The remainder of the stock purchases during the period were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards.

On March 1 and June 1, 2005, the Company paid cash dividends of $56.0 and $55.5 million, respectively. On July 28, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on September 1, 2005 to shareholders of record on August 10, 2005.

Net cash used by discontinued operations for 2005 was $8.7 million versus cash provided of $5.9 million in the same prior year period. The decrease primarily resulted from an increase in the working capital at Peak Technologies versus the same prior year period and the impact due to the Company’s package logistics business that was sold during the fourth quarter of 2004.

CAPITAL RESOURCES

In May 2005, the Company issued $500.0 million of 4.95% notes due in 2010 and $500.0 million of 5.5% notes due in 2015 (collectively, the “Senior Notes”) at a combined $2.1 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2005. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to acquire Astron and to fund the redemption of Astron debt assumed in connection with this acquisition.

The Company has a $1.0 billion five-year unsecured revolving credit facility (the “Facility”), including letters of credit, that can be used for general corporate purposes and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of June 30, 2005, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.10% on the total unused portion of the Facility. The Company also has $205.8 million in credit facilities outside of the U.S., most of which are uncommitted. As of June 30, 2005, the Company had $68.7 million in outstanding letters of credit, of which $51.4 million reduced availability under the Company’s credit facilities. At June 30, 2005, approximately $1.1 billion was available under the Company’s credit facilities. Additionally, as of June 30, 2005, there were no borrowings under the Company’s $1.0 billion commercial paper program.

As a result of the Astron acquisition, the Company’s senior debt rating was downgraded to Baa2 from Baa1 by Moody’s Investor Services. While this downgrade may increase future borrowing cost, it is not expected to significantly impact the Company’s access to liquidity. Standard & Poor’s reaffirmed the Company’s senior debt rating at A-, and the Company’s collective senior debt rating remains investment grade.

The Company was in compliance with its debt covenants as of June 30, 2005.

As of June 30, 2005, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission.

Risk Management

In connection with the issuance of the Senior Notes, the Company entered into interest rate lock agreements with a notional amount of $1.0 billion to hedge against fluctuations in interest rates prior to the issuance of the Senior Notes. These agreements were terminated upon issuance of the Senior Notes and the loss of $12.9 million will be recognized in interest expense over the term of the hedged forecasted interest payments.

In the second quarter of 2005, the Company also entered into cross currency swaps with aggregate notional value of $948.8 million (British pound sterling “GBP” 520.0 million), which exchange GBP for U.S. dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. These swaps expire in 2010 ($455.0 million notional amount) and 2015 ($493.8 million notional amount).

The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of a GBP denominated foreign operation. At June 30, 2005, the fair market value of these cross-currency swaps of $6.2 million is included in other assets.

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At June 30, 2005, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the Company’s 5.0% debentures due November 2006. At June 30, 2005, the fair market value of these swaps of $0.6 million was included in other assets.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of June 30, 2005, all of the Company’s outstanding term debt is comprised of fixed-rate debt, with the exception of the $200.0 million of fixed-rate debt that was swapped to floating rates. The Company’s exposure to interest rate risk is mitigated by its investment in short-term marketable securities. As of June 20, 2005, the Company has short-term investments of $280.1 million consisting primarily of short-term deposits and money market funds. The interest rates on these investments are generally tied to market rates.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of June 30, 2005, the aggregate notional amount of outstanding forward contracts was approximately $13.4 million. Unrealized gains and losses from these foreign currency contracts were not significant at June 30, 2005. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the performance of the Company’s businesses following the Acquisition and the acquisitions of Astron and Asia Printers Group and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	successful negotiation, execution and integration of other acquisitions;

•	future growth rates in the Company’s core businesses;

•	the ability to divest non-core businesses;

•	competitive pressures in all markets in which the Company operates;

•	changes in the capital markets that affect demand for financial printing;

•	changes in postal rates and postal regulations;

•	changes in the advertising and printing markets;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, the Company’s competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as paper, ink and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with United States and Canadian securities authorities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal control over financial reporting.

We have evaluated our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and there have been no changes in our internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Astron Group has been excluded from our evaluation of whether any change in internal control over financial reporting has occurred because it was acquired by us in a business combination on June 21, 2005, and it was not possible for us to conduct an assessment of Astron’s internal control over financial reporting in the period between the consummation date and the due date of this report.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	797	(1)	$31.53	—	$31,250,000
May 1, 2005 – May 31, 2005	1,403	(1)	33.32	—	$31,250,000
June 1, 2005 – June 30, 2005	—		—	—	$31,250,000

Total	2,200	(1)	$32.67	—	$31,250,000

(1)	Shares withheld for tax liabilities upon vesting of equity awards.
(2)	On December 16, 2004, the Company announced that the board of directors had authorized the Company to repurchase up to $300 million of common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase arrangements, or private transactions. Such purchases may be made from time to time and may be discontinued at any time. The authorization of the repurchase program will expire on December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on May 26, 2005.

(b) The following matters were voted upon at the Annual Meeting of Stockholders.

1. The election of the nominees for Directors of Class 2, who will serve for a term to expire at the Annual Meeting of Stockholders to be held in 2008, was voted on by the Stockholders. The nominees, all of whom were elected, were Judith H. Hamilton, Michael T. Riordan and Bide L. Thomas. The Inspectors of Election certified the following vote tabulations:

	For	Withhold Authority
Judith H. Hamilton	187,586,794	4,304,695
Michael T. Riordan	187,560,912	4,330,577
Bide L. Thomas	186,218,749	5,672,740

2. The Stockholders voted to ratify the Audit Committee’s appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for fiscal year 2005. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
188,123,956	2,521,097	1,246,436	-0-

3. A stockholder proposal recommending that the by-laws of the Company be amended to subject non-deductible executive compensation to a stockholder vote was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
7,072,086	165,917,771	2,272,589	16,629,043

Item 6. Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 28, 2005)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.6	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.7	Registration Rights Agreement, dated March 10, 2004 among the Company, Citigroup Global Markets, Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.8	Registration Rights Agreement, dated as of May 23, 2005, among the Company, Citigroup Global Markets Inc., Banc of America Securities, LLC and J.P. Morgan Securities Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001) *

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.4	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997) *

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002) *

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004) *

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001) *

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.18	Performance Share Unit Award Agreement for Mark A. Angelson (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.23	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005) *

10.24	Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.25	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.26	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.27	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.28	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.29	Employment Agreement dated as of February 14, 2003 between the Company and Theodore J. Theophilos (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.30	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.31	Employment Agreement dated February 23, 2005 between the Company and Glenn R. Richter (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.32	Purchase and Sale Agreement, dated January 3, 2005, between R.R. Donnelley & Sons Company and Greenwich Street Capital Partners II, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P. and TRV Executive Fund, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 3, 2005, filed on January 6, 2005)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ GLENN R. RICHTER
Glenn R. Richter
Executive Vice President, Chief Financial Officer

By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham
Senior Vice President and Controller (Chief Accounting Officer)

Date: August 8, 2005