Form 10-Q
period 2005-09-30
DONNELLEY R R & SONS CO
filed 2005-11-08
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

As of October 31, 2005, 215.5 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

(In millions, except per share data)

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$304.3	$641.8
Receivables, less allowance for doubtful accounts of $41.1 (2004—$44.5)	1,515.0	1,252.8
Inventories, net (Note 4)	544.3	422.0
Prepaid expenses and other current assets	66.9	44.1
Deferred income taxes	180.5	239.9

Total Current Assets	2,611.0	2,600.6

Property, plant and equipment—net (Note 5)	2,089.6	1,924.5
Goodwill (Note 6)	3,066.9	2,472.7
Other intangible assets—net (Note 6)	1,114.4	666.1
Other assets	265.6	288.7
Prepaid pension cost	515.0	498.3
Assets of discontinued operations (Note 3)	65.7	102.8

Total Assets	$9,728.2	$8,553.7

LIABILITIES
Accounts payable	$672.4	$517.8
Accrued liabilities	899.7	765.0
Short-term and current portion of long-term debt (Note 7)	35.1	204.5

Total Current Liabilities	1,607.2	1,487.3

Long-term debt (Note 7)	2,590.4	1,581.2
Postretirement benefit obligations	331.5	336.9
Deferred income taxes	681.0	576.3
Other liabilities	518.8	534.5
Liabilities of discontinued operations (Note 3)	48.1	50.9

Total Liabilities	$5,777.0	$4,567.1

SHAREHOLDERS’ EQUITY (Note 12)
Preferred stock, $1.00 par value Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value Authorized: 500.0 shares; Issued: 243.0 shares in 2005 and 2004	303.7	303.7
Additional paid-in capital	2,885.2	2,856.7
Retained earnings	1,659.1	1,536.9
Accumulated other comprehensive loss	(72.1)	(72.2)
Unearned compensation	(49.3)	(30.3)
Treasury stock, at cost, 25.7 shares in 2005 (2004—20.6 shares)	(775.4)	(608.2)

Total Shareholders’ Equity	3,951.2	3,986.6

Total Liabilities and Shareholders’ Equity	$9,728.2	$8,553.7

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$2,183.7	$1,913.0	$6,042.3	$5,044.6

Cost of sales (exclusive of depreciation and amortization shown below)	1,562.9	1,358.9	4,329.1	3,735.5
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	266.2	245.9	750.9	694.2
Restructuring and impairment charges—net (Note 8)	5.5	17.3	42.1	91.8
Depreciation and amortization	113.0	100.7	311.4	284.0

Total operating expenses	1,947.6	1,722.8	5,433.5	4,805.5

Income from continuing operations	236.1	190.2	608.8	239.1
Interest expense—net	32.0	22.5	76.8	63.1
Investment and other income (expense)—net	(7.6)	(0.6)	(11.9)	5.6

Earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	196.5	167.1	520.1	181.6
Income tax expense	69.2	50.0	188.8	64.0
Minority interest	—	0.4	(0.5)	1.5

Earnings from continuing operations before cumulative effect of change in accounting principle	127.3	116.7	331.8	116.1
Loss from discontinued operations, net of tax (Note 3)	(25.2)	(3.9)	(32.1)	(67.9)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(6.6)

Net earnings	$102.1	$112.8	$299.7	$41.6

Earnings per share (Note 10):
Basic:
Earnings from continuing operations before cumulative effect of change in accounting principle	$0.59	$0.53	$1.55	$0.59
Loss from discontinued operations, net of tax	(0.12)	(0.02)	(0.15)	(0.35)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.03)

Net earnings	$0.47	$0.51	$1.40	$0.21

Diluted:
Earnings from continuing operations before cumulative effect of change in accounting principle	$0.59	$0.53	$1.53	$0.59
Loss from discontinued operations, net of tax	(0.12)	(0.02)	(0.15)	(0.35)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.03)

Net earnings	$0.47	$0.51	$1.38	$0.21

Dividends declared per common share	$0.26	$0.52	$0.78	$1.04

Weighted average number of common shares outstanding (Note 11):
Basic	215.1	219.3	214.7	196.2
Diluted	217.0	221.5	216.4	198.2

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(In millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net earnings	$299.7	$41.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations, net of tax	32.1	67.9
Cumulative effect of change in accounting principle	—	6.6
Restructuring charges—net	36.3	75.0
Impairment charges	5.8	16.8
Depreciation and amortization	311.4	284.0
Fair market value adjustment for inventory and backlog	3.6	66.9
Deferred taxes	57.8	37.5
Loss (gain) on sale of investment and other assets—net	11.1	(14.5)
Share-based compensation	33.7	10.7
Other	38.0	13.6
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(152.1)	17.5
Inventories	(94.4)	(101.1)
Prepaid expenses	6.9	15.5
Accounts payable	9.8	(40.0)
Accrued liabilities and other	39.9	31.9

Net cash provided by operating activities of continuing operations	639.6	529.9
Net cash provided by operating activities of discontinued operations	2.8	0.3

Net cash provided by operating activities	642.4	530.2

INVESTING ACTIVITIES
Capital expenditures	(324.2)	(145.0)
Acquisition of businesses—net of cash acquired	(1,111.1)	66.1
Proceeds from sale of investment and other assets	20.7	81.8

Net cash (used in) provided by investing activities of continuing operations	(1,414.6)	2.9
Net cash (used in) provided by investing activities of discontinued operations	(0.6)	1.2

Net cash (used in) provided by investing activities	(1,415.2)	4.1

FINANCING ACTIVITIES
Net change in short-term debt	(184.8)	(143.7)
Payments on long-term debt	(1.7)	(959.5)
Proceeds from issuance of long-term debt	997.9	997.0
Issuance of common stock	63.9	78.4
Acquisition of common stock	(268.7)	—
Dividends paid	(167.4)	(143.4)
Debt issuance costs	(6.6)	(9.3)

Net cash provided by (used in) financing activities of continuing operations	432.6	(180.5)
Net cash used in financing activities of discontinued operations	—	(2.8)

Net cash provided by (used in) financing activities	432.6	(183.3)

Effect of exchange rate on cash and cash equivalents	2.7	5.0
Net (decrease) increase in cash and cash equivalents	(337.5)	356.0
Cash and cash equivalents at beginning of period	641.8	59.9

Cash and cash equivalents at end of period	$304.3	$415.9

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$—	$2,804.9

(See Notes to Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated interim financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 14, 2005 and the Company’s Form 8-K filed with the SEC on May 18, 2005. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. All significant intercompany transactions have been eliminated in consolidation. These unaudited consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

The accounts of businesses acquired during the nine months ended September 30, 2005 and 2004 are included in the consolidated financial statements from the dates of acquisition (See Note 2).

2. ACQUISITIONS

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in the document-based business process outsourcing market, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron was acquired for approximately $954.5 million, net of $10.2 million of cash acquired, including $8.5 million in acquisition costs and the assumption of $449.4 million of Astron’s debt. On the acquisition date, $434.5 million of the assumed debt was paid off.

During three months ended September 30, 2005, the Company completed three acquisitions. On July 7, 2005, the Company acquired Asia Printers Group Ltd., (“Asia Printers”) a book printer for the North American, European and Asian markets under the South China Printing brand, and also one of Hong Kong’s leading financial printers under the Roman Financial Press brand. On August 18, 2005, the Company acquired the Charlestown, Indiana print operations of AdPlex-Rhodes (“Charlestown”). On September 5, 2005, the Company acquired approximately 99.5% of the outstanding shares of Poligrafia S.A. (“Poligrafia”), the third-largest printer of magazines, catalogs, retail inserts and books in Poland. The aggregate purchase price for these businesses was $187.5 million, net of cash acquired and including debt assumed of $16.0 million. The accounts of Poligrafia are included in the Company’s consolidated financial statements on a one-month lag. Therefore, the results of operations for the three and nine months ended September 30, 2005, do not include the results of Poligrafia, which are immaterial to the consolidated results of operations of the Company.

The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The valuations of a significant portion of assets and liabilities have been determined;

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

however, the allocation below is subject to further refinement. Based on these valuations, the preliminary purchase price allocation is as follows:

Accounts receivable	$122.0
Inventories	36.3
Other current assets	29.7
Property, plant and equipment and other long-term assets	144.1
Amortizable intangible assets	504.6
Goodwill	614.0
Accounts payable and accrued liabilities	(163.1)
Postretirement and pension benefits and other long-term liabilities	(9.8)
Deferred taxes—net	(135.8)

Total purchase price—net of cash acquired	1,142.0
Debt assumed and not repaid	(30.9)

Net cash paid	$1,111.1

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace Incorporated (“Moore Wallace”), a leading provider of printed products and print management services, in exchange for consideration of 0.63 shares of the Company’s common stock for each outstanding common share of Moore Wallace. The aggregate consideration to the Moore Wallace shareholders was comprised of 102.1 million shares of common stock of the Company with a fair value of $2,804.9 million.

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2005 and 2004 presents the combined results of operations of the Company and Astron, Asia Printers, and Charlestown as if these acquisitions had occurred at January 1, 2005 and 2004, respectively. The pro forma information for the nine months ended September 30, 2004 also reflects the acquisition of Moore Wallace as if it occurred on January 1, 2004.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$2,188.6	$2,063.1	$6,356.6	$5,995.8
Net earnings from continuing operations before cumulative effect of change in accounting principle	127.4	109.6	322.2	74.0
Net earnings (loss)	102.2	105.7	290.1	(3.3)
Earnings (loss) per share:
Basic:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$0.59	$0.50	$1.50	$0.34
Net earnings (loss)	$0.48	$0.48	$1.35	$(0.02)
Diluted:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$0.59	$0.50	$1.49	$0.34
Net earnings (loss)	$0.47	$0.48	$1.34	$(0.02)

The three months ended September 30, 2005 and 2004 include $18.2 million and $20.2 million, respectively, for amortization of purchased intangibles. The nine months ended September 30, 2005 and 2004 include $57.6 million and $55.8 million, respectively, for amortization of purchased intangibles. The unaudited pro forma financial information also includes the following non-recurring charges: acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $3.6 million and $101.5 million for the nine months ended September 30, 2005 and 2004, respectively; and net restructuring and impairment charges from continuing operations of $5.5 million and $42.1 million for the three and nine months ended September 30, 2005, respectively, and $17.3 million and $89.3 million for the three and nine months ended September 30, 2004, respectively. Also included for the three and nine months ended September 30, 2005 are pre-tax impairment and other non-recurring charges related to discontinued operations of $37.0 million and $37.2 million, respectively, and for the three and nine months ended September 30, 2004, $3.3 million and $109.9 million, respectively (see Note 3).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

3. DISCONTINUED OPERATIONS AND DIVESTITURES

In October 2005, the Company entered into a definitive agreement to sell its Peak Technologies business (“Peak”), which was acquired as part of the Moore Wallace acquisition and formerly reported in the Forms and Labels segment. During 2004, the Company entered into a definitive agreement to sell its package logistics business. The sale closed on October 29, 2004. Also during 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). Accordingly, these businesses have all been presented as discontinued operations in the consolidated financial statements for all periods presented. The aggregate carrying value of the discontinued businesses was $17.6 million and $51.9 million at September 30, 2005 and December 31, 2004, respectively. The assets and liabilities of these businesses have been classified separately in the Consolidated Balance Sheets as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheets are summarized as follows:

	September 30, 2005	December 31, 2004
Assets:
Cash	$0.8	$1.5
Receivables, less allowance for doubtful accounts	54.6	55.4
Inventories	34.8	33.6
Prepaid expenses and other current assets	4.3	4.0
Property, plant and equipment—net	2.0	2.0
Goodwill and other intangible assets	4.6	4.8
Other assets	1.2	1.5
Impairment write-down	(36.6)	—

Total assets of discontinued operations	$65.7	$102.8

Liabilities:
Accounts payable and accrued liabilities	$47.1	$49.7
Current and deferred income taxes	1.0	1.2

Total liabilities of discontinued operations	$48.1	$50.9

Included in the net loss from discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 are the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$57.7	$187.9	$162.5	$531.3
Income tax benefit	(16.2)	(3.2)	(20.2)	(48.8)
Loss from discontinued operations, net of tax	(25.2)	(3.9)	(32.1)	(67.9)

Included in the net loss from discontinued operations for the three and nine months ended September 30, 2005 was a net loss of $24.9 million and $31.8 million, respectively, related to Peak. In the three months ended September 30, 2005, the Company recorded a pre-tax impairment charge of $36.6 million ($22.1 million after-tax) to reduce the net assets of Peak to their estimated fair value less costs to sell based on the terms of the sale agreement. For the three and nine months ended September 30, 2004, the net loss from discontinued operations included a net loss of $2.2 million and $1.7 million, respectively, related to Peak.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the three and nine months ended September 30, 2005, total net restructuring charges related to discontinued operations were $0.4 million and $0.6 million, respectively. For the three and nine months ended September 30, 2004, total net restructuring charges related to discontinued operations were $3.3 million and $6.9 million, respectively, related to severance, lease exit costs and related facility expenses.

During the nine months ended September 30, 2004, the Company recorded pretax impairment charges of $103.0 ($61.8 million after-tax) million related to MLI and the package logistics business. These charges reduced goodwill and intangibles, as the carrying value of the assets exceeded the future undiscounted cash flows which were expected to be generated by the assets.

4. INVENTORIES

	September 30, 2005	December 31, 2004
Raw materials and manufacturing supplies	$217.1	$174.8
Work-in-process	177.5	129.6
Finished goods	208.4	171.9
LIFO reserves	(58.7)	(54.3)

	$544.3	$422.0

5. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2005	December 31, 2004
Land	$73.7	$72.7
Buildings	935.9	904.4
Machinery and equipment	4,880.4	4,613.0

	5,890.0	5,590.1
Less: Accumulated depreciation	(3,800.4)	(3,665.6)

	$2,089.6	$1,924.5

Assets Held for Sale

As a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, was $11.1 million at September 30, 2005 and $16.5 million at December 31, 2004. These assets are included in other assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

6. GOODWILL AND OTHER INTANGIBLES

Goodwill	December 31, 2004	Acquisitions	Foreign Exchange and Other Adjustments	September 30, 2005
Publishing and Retail Services	$103.4	$45.6	$(0.5)	$148.5
Integrated Print Communications	1,303.6	568.4	(19.5)	1,852.5
Forms and Labels	1,065.7	—	0.2	1,065.9

	$2,472.7	$614.0	$(19.8)	$3,066.9

Other Intangibles	Gross Carrying Amount at January 1, 2005	Additions During the Year	Accumulated Amortization and Foreign Exchange	September 30, 2005	Amortization Period
Trademarks, licenses and agreements	$20.9	$0.9	$(20.6)	$1.2	1.5-16 years
Patents	98.3	—	(19.4)	78.9	8 years
Customer relationship intangibles	316.1	461.2	(97.6)	679.7	5-15 years
Trade names	313.5	42.5	(1.4)	354.6	16.5 years – indefinite

	$748.8	$504.6	$(139.0)	$1,114.4

Amortization expense for other intangibles was $18.1 million and $11.2 million for the three months ended September 30, 2005 and 2004, respectively, and $41.1 million and $26.2 million for the nine months ended September 30, 2005 and 2004, respectively. Annual amortization expense related to these intangibles for each of the next five years, from 2006 to 2010 is estimated to be approximately $65 million. Included in trade names at September 30, 2005 and December 31, 2004 was $313.5 million for indefinite-lived trade names that are not subject to amortization.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

7. DEBT

The Company’s debt consists of the following:

	September 30, 2005	December 31, 2004
Medium-term notes due 2005 at a weighted average interest rate of 6.63%	$—	$165.8
5.0% debentures due November 15, 2006 (1)	224.0	227.3
8.875% debentures due April 15, 2021	80.9	80.8
6.625% debentures due April 15, 2029	199.1	199.1
8.820% debentures due April 15, 2031	68.9	68.9
3.75% senior notes due April 1, 2009	399.6	399.5
4.95% senior notes due May 15, 2010	498.8	—
4.95% senior notes due April 1, 2014	598.0	597.8
5.50% senior notes due May 15, 2015	499.2	—
Other, including capital leases	57.0	46.5

Total debt	2,625.5	1,785.7

Less: current portion	(35.1)	(204.5)

Long-term debt	$2,590.4	$1,581.2

(1)	Includes a $0.7 million decrease and $2.8 million increase in debt related to the fair market value of interest rate swaps at September 30, 2005 and December 31, 2004, respectively.

In May 2005, the Company issued $500.0 million principal amount of 4.95% notes due in 2010 and $500.0 million principal amount of 5.50% notes due in 2015 (collectively, the “Senior Notes”) at a combined $2.1 million discount to the aggregate principal amount. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2005. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to acquire Astron and to fund the redemption of Astron debt assumed in connection with this acquisition.

Prior to the issuance of the Senior Notes, the Company entered into interest rate lock agreements with a notional amount of $1.0 billion to hedge against fluctuations in interest rates prior to the issuance of the Senior Notes. These agreements were terminated upon issuance of the Senior Notes and a loss of $12.9 million is being recognized in interest expense over the term of the hedged forecasted interest payments.

In the second quarter of 2005, the Company also entered into cross-currency swaps with aggregate notional amounts of $948.8 million (British pound sterling “GBP” 520.0 million), which exchange the GBP for U.S. dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. These swaps expire in 2010 ($455.0 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of GBP denominated foreign operations. At September 30, 2005, the fair market value of these cross-currency swaps of $2.6 million is included in other assets. The net amounts paid or received under the cross-currency swaps designated as cash flow hedges are recorded as interest expense. The net amounts paid or received under the cross-currency swaps designated as a net investment hedge are recorded as accumulated other comprehensive income.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

8. RESTRUCTURING AND IMPAIRMENT CHARGES

In the first quarter of 2004, management approved and initiated plans to restructure the operations of the Company predominantly in connection with the Moore Wallace acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the combined cost structure of the Company. The implementation of these plans and the addition of new restructuring plans in 2005 related to management reorganizations and facility consolidations were included in the results for the three and nine months ended September 30, 2005. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are in part based upon management’s best estimates of future events. Changes to the estimates could require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2005 and 2004, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Publishing and Retail Services	$0.3	$0.4	$0.5	$1.2	$1.5	$0.2	$0.9	$2.6
Integrated Print Communications	0.2	0.5	1.8	2.5	2.0	0.8	0.7	3.5
Forms and Labels	(0.1)	0.7	—	0.6	8.1	0.7	0.8	9.6
Corporate	0.1	1.1	—	1.2	1.4	0.2	—	1.6

	$0.5	$2.7	$2.3	$5.5	$13.0	$1.9	$2.4	$17.3

For the nine months ended September 30, 2005 and 2004, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Publishing and Retail Services	$4.4	$3.8	$1.6	$9.8	$29.4	$0.2	$15.3	$44.9
Integrated Print Communications	1.8	6.1	2.1	10.0	10.1	0.8	0.7	11.6
Forms and Labels	1.3	2.5	2.1	5.9	14.6	0.7	0.8	16.1
Corporate	1.2	15.2	—	16.4	18.7	0.5	—	19.2

	$8.7	$27.6	$5.8	$42.1	$72.8	$2.2	$16.8	$91.8

For the three and nine months ended September 30, 2005, the net restructuring charge for employee terminations relates to workforce reductions of 27 and 353 employees, respectively, of whom 325 were terminated as of September 30, 2005. These workforce reductions are primarily associated with the continuation of 2004 restructuring plans related to the Moore Wallace acquisition and other actions to restructure operations in the business segments. Other charges primarily relate to lease termination charges associated with the relocation

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

of the Company’s corporate headquarters within Chicago, the relocation of the Logistics business headquarters, employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans and the exiting of a European financial print facility in the Integrated Print Communications segment.

For the three and nine months ended September 30, 2004, the net restructuring charge for employee terminations relates to workforce reductions of 740 and 1,204 employees, respectively, all of whom were terminated as of September 30, 2005. These workforce reductions related to the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and certain operational employees related to business restructuring. Other charges primarily relate to lease termination charges and employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans.

Restructuring Costs Capitalized as a Cost of Acquisition

During the nine months ended September 30, 2004, the Company recorded $19.7 million in costs for workforce reductions and vacating redundant facilities in connection with restructuring certain of the Moore Wallace operations. These costs were recognized as a liability assumed in the Moore Wallace acquisition and were included in the purchase price allocation.

Restructuring Reserve

In addition to the 2005 restructuring actions, the Company initiated various restructuring actions in 2004 and prior years, which consisted primarily of the consolidation of operations and workforce reductions, for which restructuring reserves remain related to expected future cash payments in accordance with these plans. The reconciliation of the restructuring reserve as of September 30, 2005 is as follows:

	December 31, 2004	Restructuring Provision—Net	Cash Payments	September 30, 2005
Employee terminations	$35.1	$8.7	$(30.4)	$13.4
Other	11.6	27.6	(19.7)	19.5

	$46.7	$36.3	$(50.1)	$32.9

The restructuring reserve classified as “other” primarily consists of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by June 2006.

Impairments

During the three and nine months ended September 30, 2005, the Company recorded $2.3 million and $5.8 million, respectively, of impairment charges primarily related to the abandonment of assets. During the three months ended September 30, 2004, the Company recorded $2.4 million of impairment charges. During the nine months ended September 30, 2004, the Company recorded $16.8 million of impairment charges that consisted of $11.5 million for the abandonment of certain enterprise software projects and $5.3 million for the write-down of a customer contract and other assets.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

9. EMPLOYEE BENEFITS

The components of the estimated net pension and postretirement benefits expense for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
PENSION EXPENSE
Service cost	$20.2	$15.3	$60.6	$45.1
Interest cost	32.2	32.4	96.6	93.3
Expected return on assets	(49.4)	(46.4)	(148.2)	(133.2)
Amortization, net	(1.8)	0.1	(5.4)	0.3
Settlement	—	—	0.7	—
Curtailment	—	—	(0.7)	—

Net pension expense	$1.2	$1.4	$3.6	$5.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
POSTRETIREMENT BENEFITS EXPENSE
Service cost	$2.8	$4.1	$8.4	$12.0
Interest cost	7.6	9.1	22.8	24.4
Expected return on assets	(4.6)	(5.2)	(13.8)	(15.0)
Amortization, net	(3.2)	(0.4)	(9.6)	(1.1)

Net postretirement expense	$2.6	$7.6	$7.8	$19.7

10. SHARE-BASED COMPENSATION

The Company accounts for share-based awards using the intrinsic value method. Net earnings and earnings per share on a pro forma basis, if compensation expense for these awards were determined using the fair value method, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$102.1	$112.8	$299.7	$41.6
Pro forma adjustments, net of tax:
Share-based compensation recorded	6.9	3.5	20.6	6.3
Fair value compensation expense	(7.8)	(4.9)	(24.3)	(10.4)

Pro forma net earnings	$101.2	$111.4	$296.0	37.5
Earnings per common share:
Basic—as reported	$0.47	$0.51	$1.40	$0.21
Basic—pro forma	$0.47	$0.51	$1.38	$0.19
Diluted—as reported	$0.47	$0.51	$1.38	$0.21
Diluted—pro forma	$0.47	$0.50	$1.37	$0.19

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

11. PER SHARE DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding:
Basic	215.1	219.3	214.7	196.2
Dilutive options and awards	1.9	2.2	1.7	2.0

Diluted	217.0	221.5	216.4	198.2

Dividends paid per common share	$0.26	$0.26	$0.78	$0.78

12. SHAREHOLDERS’ EQUITY

During the nine months ended September 30, 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners (“GSC”) in a privately negotiated transaction at a purchase price of approximately $200.0 million. At the time of the repurchase, two of the Company’s then directors were affiliated with GSC. The remaining stock purchases during the nine months ended September 30, 2005 were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards. There were no shares repurchased by the Company in the open market or through the Company’s repurchase program during the three months ended September 30, 2005.

13. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$102.1	$112.8	$299.7	$41.6
Unrealized foreign currency gain, net of tax	22.4	19.2	29.7	17.7
Fair value of derivatives, net of tax	(12.3)	—	(26.2)	—
Unrealized loss (gain) on investment, net of tax	0.6	0.9	(3.4)	1.0

Comprehensive income	$112.8	$132.9	$299.8	$60.3

14. SEGMENT INFORMATION

During 2005, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s book, European (excluding direct mail) and Asian operations, that were previously reported in the Integrated Print Communications segment, are now reported in the Publishing and Retail Services segment. The European direct mail business, which was included in the Publishing and Retail Services segment in the previous two quarters, is now reported in the Integrated Print Communications segment. All prior periods have been reclassified to conform to this current reporting structure.

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

Integrated Print Communications. The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct mail: Offers services with respect to direct marketing programs, including content creation, database management, printing, personalization, finishing and distribution, in North America.

•	Global capital markets: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets.

•	Dynamic Communication Solutions: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-run commercial print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Astron Group: Provides transactional print and mail services, data and print management, document production, marketing support services and direct mail production primarily in the United Kingdom.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations (1)	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2005
Publishing and Retail Services	$1,105.9	$(5.7)	$1,100.2	$176.2	$53.9	$72.0
Integrated Print Communications	691.5	(16.2)	675.3	74.0	36.0	18.1
Forms and Labels	413.9	(5.7)	408.2	38.3	15.4	5.0

Total operating segments	2,211.3	(27.6)	2,183.7	288.5	105.3	95.1
Corporate	—	—	—	(52.4)	7.7	4.9

Total continuing operations	$2,211.3	$(27.6)	$2,183.7	$236.1	$113.0	$100.0

Three months ended September 30, 2004 (Reclassified)
Publishing and Retail Services	$976.4	$(1.5)	$974.9	$154.0	$52.7	$31.5
Integrated Print Communications	537.2	(17.8)	519.4	55.4	24.8	11.9
Forms and Labels	420.3	(1.6)	418.7	34.7	15.7	3.7

Total operating segments	1,933.9	(20.9)	1,913.0	244.1	93.2	47.1
Corporate	—	—	—	(53.9)	7.5	7.0

Total continuing operations	$1,933.9	$(20.9)	$1,913.0	$190.2	$100.7	$54.1

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations (1)	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2005
Publishing and Retail Services	$3,040.4	$(12.2)	$3,028.2	$457.8	$2,640.8	$155.9	$250.2
Integrated Print Communications	1,843.2	(55.3)	1,787.9	218.5	3,679.5	86.2	43.0
Forms and Labels	1,237.2	(11.0)	1,226.2	97.8	2,260.4	46.5	11.3

Total operating segments	6,120.8	(78.5)	6,042.3	774.1	8,580.7	288.6	304.5
Corporate	—	—	—	(165.3)	1,081.8	22.8	19.7

Total continuing operations	$6,120.8	$(78.5)	$6,042.3	$608.8	$9,662.5	$311.4	$324.2

Nine months ended September 30, 2004 (Reclassified)
Publishing and Retail Services	$2,703.7	$(1.5)	$2,702.2	$288.9	$2,153.4	$159.5	$95.2
Integrated Print Communications	1,362.1	(33.5)	1,328.4	118.2	2,568.2	61.4	30.3
Forms and Labels	1,019.3	(5.3)	1,014.0	25.6	2,350.1	38.1	7.1

Total operating segments	5,085.1	(40.3)	5,044.6	432.7	7,071.7	259.0	132.6
Corporate	—	—	—	(193.6)	1,211.5	25.0	12.4

Total continuing operations	$5,085.1	$(40.3)	$5,044.6	$239.1	$8,283.2	$284.0	$145.0

(1)	Included in the income (loss) from continuing operations for the nine months ended September 30, 2004, were fair market adjustments for inventory and backlog related to the Moore Wallace acquisition of $17.5 million in the Integrated Print Communications segment and $49.4 million in the Forms and Labels segment. Net restructuring and impairment charges by segment are shown in Note 8.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

15. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in eleven federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and five other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that it could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s annual consolidated results of operations, financial position or cash flows.

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

In December 2004, the FASB issued a revision of SFAS No. 123, Statement of Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”). This statement will require recognition of compensation expense related to all equity awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date based on the grant date fair values of the awards. In April 2005, the SEC announced the adoption of a rule that defers the required adoption date of SFAS 123(R) for the Company to January 1, 2006. Management is in the process of analyzing the provisions of SFAS 123(R) and assessing its impact on the Company’s future consolidated financial statements. Note 10 includes the pro forma impact of compensation expense for share-based awards using the fair value method under SFAS 123. Because

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

certain provisions of SFAS 123(R) differ from SFAS 123, this pro forma information is not necessarily indicative of the impact adoption of SFAS 123(R) will have on the Company’s future consolidated financial statements.

17. SUBSEQUENT EVENTS

On October 21, 2005, the Company announced that it had signed a definitive agreement to sell Peak. Based on the terms of this agreement, the Company recorded a pre-tax impairment charge of $36.6 million ($22.1 million after-tax), which is included in the loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2005. The Company expects the sale of Peak to be completed in the fourth quarter of 2005.

On October 6, 2005, the Company announced that it had signed a definitive agreement to acquire Spencer Press, Inc., a privately owned printing company serving the catalog, retail and direct mail markets. Based in Wells, Maine, Spencer Press produces a variety of products, including catalogs, press-pasted booklets, free-standing inserts and self-mailers. Spencer Press’s capabilities will complement the Company’s existing catalog and retail platform. The Company expects the acquisition of Spencer Press to be completed in the fourth quarter of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

R.R. Donnelley & Sons Company (“R.R. Donnelley” or the “Company”) is the world’s premier full-service provider of print and related services, including document-based business process outsourcing. Founded more than 140 years ago, the Company provides solutions in commercial printing, direct mail, financial printing, print fulfillment, forms and labels, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. Many of the largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

BUSINESS ACQUISITIONS

During the three months ended September 30, 2005, the Company completed three acquisitions. Asia Printers Group Ltd. (“Asia Printers”), is a book printer for North American, UK, European and Asian markets under the South China Printing brand. Asia Printers’ Roman Financial Press is one of Hong Kong’s leading financial printers. Poligrafia S.A. (“Poligrafia”) is the third-largest printer of magazines, catalogs, retail inserts and books in Poland. The Company also acquired the Charlestown, Indiana print operations of AdPlex-Rhodes (“Charlestown”). These acquisitions are included in the Company’s Publishing and Retail Services segment except for Roman Financial Press, which is included in the Integrated Print Communications segment.

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in the document-based business process outsourcing market, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron’s position in these markets is expected to enhance the Company’s ability to leverage global relationships and sell increased products and services across the Company’s platform. Astron is reported in the Company’s Integrated Print Communications segment.

On February 27, 2004, the Company acquired Moore Wallace Incorporated (“Moore Wallace”), a leading provider of printed products and print management services. For the nine months ended September 30, 2004, the results of Moore Wallace subsequent to the acquisition date were included in the Company’s results of operations. For the nine months ended September 30, 2005, the results of operations of Moore Wallace were included for the full period. Certain comparisons of the Company’s results of operations for the nine months ended September 30, 2005 with the nine months ended September 30, 2004 are significantly impacted by the inclusion of an additional fifty-six days of operations of Moore Wallace in 2005. The results of Moore Wallace are primarily reflected in the Company’s Forms and Labels and Integrated Print Communications segments.

On October 6, 2005, the Company announced that it had signed a definitive agreement to acquire Spencer Press, Inc. (“Spencer Press”), a privately owned printing company serving the catalog, retail and other direct mail markets. Based in Wells, Maine, Spencer Press produces a variety of products including catalogs, press-pasted booklets, free-standing inserts and self-mailers. Spencer Press’s capabilities will complement the company’s existing catalog and retail platform. The Company expects the acquisition of Spencer Press to be completed in the fourth quarter of 2005.

DISCONTINUED OPERATIONS

During the three months ended September 30, 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). In October 2004, the Company sold its package logistics business. In October 2005, the Company announced that it had reached a definitive agreement to sell its Peak Technologies business (“Peak”), which was acquired in the Moore Wallace acquisition. For the three and nine months ended September 30, 2005 and 2004, these businesses have been presented as discontinued operations in the consolidated financial statements and all prior periods have been reclassified to conform to this presentation.

SEGMENT DESCRIPTION

During 2005, management changed the Company’s reportable segments to better reflect the new structure of the Company and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s book, European (excluding direct mail) and Asian operations, that were previously reported in the Integrated Print Communications segment, are now reported in the Publishing and Retail Services segment. The European direct mail business, which was included in the Publishing and Retail Services segment in the previous two quarters, is now reported in the Integrated Print Communications segment All prior periods have been reclassified to conform to this current reporting structure.

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

Integrated Print Communications. The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct mail: Offers services with respect to direct marketing programs, including content creation, database management, printing, personalization, finishing and distribution, in North America.

•	Global capital markets: Provides information management, content assembly and print services to corporations and their investment banks and law firms as those corporations access the global capital markets;

•	Dynamic Communication Solutions: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-run commercial print: Provides print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Astron Group: Provides transactional print and mail services, data and print management, document production, marketing support services and direct mail production primarily in the United Kingdom.

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

OUTLOOK

The environment is highly competitive in most of the Company’s product categories and geographic regions. In addition to price, competition is also based on quality and ability to service the special needs of customers. Because, the Company believes, there is excess and underutilized capacity in most of the printing markets served by the Company, prices for the Company’s products and services are generally declining. In recent periods, competition in several key markets served by the Company has intensified.

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

RR Donnelley is a large user of paper, supplied to it by its customers or bought by the Company. The cost and supply of certain paper grades used in the manufacturing process will continue to affect the Company’s consolidated financial results. Prices for most paper grades have increased during the first nine months of 2005 compared to the same period in 2004. The impact of increasing prices on customer-supplied paper is directly absorbed by customers, though higher prices may have an impact on those customers’ demand for printed product. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Although the Company anticipates that paper prices will moderate during the last quarter of 2005, price levels will remain higher than in the comparable period of 2004. Paper price increases in 2005 are not expected to have a significant impact on the Company’s annual consolidated net income.

Postal costs are a significant component of our customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company’s consolidated financial results. The Company is expecting a 5.4% postal rate increase across most mail categories in the United States to go into effect in January, 2006. Postal rate increases can enhance the value of the Company’s logistics business to its customers, as the Company is able to improve customers’ cost efficiency of mail processing and distribution.

The Company continues to monitor the impact of the rise in the price of crude oil and other energy costs. The Company believes its logistics business will be able to pass a substantial portion of the increase in fuel prices directly to our customers in order to offset the impact of these increases. However, the Company generally cannot increase its prices to pass on to customers the impact of higher energy prices on its manufacturing costs. The Company does not believe that the recent increase in energy prices has had a material impact on the Company’s annual consolidated results of operations, financial condition or cash flows. However, the Company cannot predict the impact that energy price increases will have upon either future operating costs or customer demand and the related impact either will have on the Company’s annual consolidated results of operations, financial condition or cash flows.

The Company seeks to leverage its position and size to generate continued productivity improvements and enhance the value the Company delivers to its customers. The Company also plans to enhance its products and services through strategic acquisitions that offer complementary businesses to the Company’s existing products and services. In addition, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve productivity of its operations. These initiatives include the restructuring and integration of operations, the expansion of internal cross-selling, cost containment and reduction efforts, and the disposal of non-core businesses. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long-term strategic growth goals.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Three Months Ended September 30,
	Net Sales		Income (Loss) from Continuing Operations
	2005	2004	2005	2004
	(in millions)
Publishing and Retail Services	$1,100.2	$974.9	$176.2	$154.0
Integrated Print Communications	675.3	519.4	74.0	55.4
Forms and Labels	408.2	418.7	38.3	34.7

Total operating segments	2,183.7	1,913.0	288.5	244.1
Corporate	—	—	(52.4)	(53.9)

Total continuing operations	$2,183.7	$1,913.0	$236.1	$190.2

Consolidated

Net sales for the three months ended September 30, 2005 increased $270.7 million, or 14%, to $2,183.7 million versus the same period in the prior year. Of this increase, $168.7 million was attributable to acquisitions. The remaining increase was driven by volume growth across all markets in the Publishing and Retail Services segment and in the Dynamic Communication Solutions, direct mail and commercial print businesses within the Integrated Print Communications segment. The Forms and Labels segment’s net sales declined, reflecting the continuing downward trend in demand and price levels.

Cost of sales (exclusive of depreciation and amortization) increased $204.0 million to $1,562.9 million for the three months ended September 30, 2005 versus the same period in the prior year primarily due to the increase in sales volume. Cost of sales as a percentage of net sales increased from 71.0% to 71.6% primarily due to the impact of higher paper prices passed through to customers, continuing price competition in most markets, and changes in business mix, partially offset by productivity initiatives. Because the Company’s margins on materials are generally lower than those related to value-added services, cost increases passed on to customers result in lower average profit margins. The lower gross profit margins also reflect an increase in the volume of company-furnished, rather than customer-supplied, paper in the Publishing and Retail Services segment. These factors were partially offset by cost reductions achieved through restructuring activities and incremental procurement savings.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $20.3 million to $266.2 million for the three months ended September 30, 2005 versus the same period in the prior year. This increase was primarily due to the acquisitions of Astron and Asia Printers, which added $26.3 million of such expenses in the quarter and costs to support higher net sales volume. This increase was partially offset by benefits achieved from restructuring and cost reduction activities. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 12.2% in 2005 from 12.9% in the three months ended September 30, 2004.

Net restructuring and impairment charges for the three months ended September 30, 2005 decreased by $11.8 million, to $5.5 million. For the three months ended September 30, 2005, these charges primarily related to workforce reductions and other costs incurred to restructure operations within the business segments. For the three months ended September 30, 2004, the Company recorded net restructuring charges of $17.3 million primarily for workforce reductions of 740 employees (all of whom were terminated as of September 30, 2005). These workforce reductions relate to the elimination of duplicative administrative functions resulting from the

Moore Wallace acquisition, as well as employees affected by other business restructuring actions. Management believes that certain restructuring activities will continue throughout the remainder of 2005 as the Company continues to streamline its manufacturing, sales and administrative platforms.

Depreciation and amortization increased $12.3 million to $113.0 million for the three months ended September 30, 2005 compared to the same period in 2004 primarily due to the impact of acquisitions and increases in capital spending. Depreciation and amortization included $18.1 million and $11.2 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete for the three months ended September 30, 2005 and 2004, respectively.

Income from continuing operations for the three months ended September 30, 2005 was $236.1 million compared to $190.2 million for the three months ended September 30, 2004. The increase was primarily due to the growth in revenue and the cost reductions achieved through restructuring actions, productivity efforts and procurement savings.

Net interest expense for the three months ended September 30, 2005 increased by $9.5 million to $32.0 million, primarily reflecting interest expense related to the issuance of additional debt in May, 2005 to fund the acquisition of Astron.

Net investment and other expense for the three months ended September 30, 2005 was $7.6 million compared to $0.6 million for the same period in 2004, reflecting the impact of exchange rates on certain foreign currency investments. Included in investment and other income (expense), net, were charges of $2.3 million and $2.0 million for the three months ended September 30, 2005 and 2004, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments.

The effective income tax rate for the three months ended September 30, 2005 was 35.2%, which reflects the decrease in the Company’s expected effective tax rate for 2005 due to the increasing proportion of pre-tax earnings attributable to lower-tax jurisdictions. The third quarter 2004 effective tax rate of 29.9% reflects the impact of a tax benefit resulting from the sale of an investment in Latin America and utilization of affordable housing credits.

Earnings from continuing operations for the three months ended September 30, 2005 were $127.3 million, or $0.59 per diluted share, an increase of $10.6 million, or $0.06 per diluted share, over the three months ended September 30, 2004. In addition to the factors discussed above, the improvement in the per-share results reflects a reduction of weighted average diluted shares outstanding of 4.5 million shares from the three months ended September 30, 2004 due to share repurchases, net of shares issued upon exercise of employee stock options.

The loss from discontinued operations, net of tax, for the three months ended September 30, 2005 was $25.2 million, primarily related to Peak. On October 21, 2005, the Company announced that it had signed a definitive agreement to sell Peak. Based on this agreement, the Company recorded a pre-tax impairment charge of $36.6 million ($22.1 million after-tax), which is reflected in the loss from discontinued operations. The loss from discontinued operations, net of tax, for the three months ended September 30, 2004 was $3.9 million, which included pretax restructuring and impairment charges of $3.3 million.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Three Months Ended September 30,
	2005	2004
	(in millions)
Net sales	$1,100.2	$974.9
Income from continuing operations	176.2	154.0
Included in income from continuing operations:
Restructuring and impairment charges—net	1.2	2.6

Net sales for the Publishing and Retail Services segment for the three months ended September 30, 2005 were $1,100.2 million, an increase of $125.3 million, or 12.9%, compared to the same period in 2004. This increase resulted from volume increases across most businesses in the segment and paper price increases passed on to customers that more than offset the impact of downward price pressure in the quarter. In addition, the acquisitions of Asia Printers and Charlestown added $27.1 million of net sales. Net sales in the magazine, catalog and retail business showed strong growth due to higher volume from several new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, net sales increased moderately reflecting higher volume in the consumer and telecommunications and technology markets, partially offset by lower prices on major customer contract renewals. In the directories business, a strong increase in net sales for the quarter primarily reflected increased volume from both new and existing customers. Logistics’ net sales increased in line with the strong volumes in the catalog, magazine and retail print platform. Print volume increases and work for new customers also drove higher premedia net sales, which were also impacted by continuing price pressures in this market. Results for the quarter in Europe reflected strong net sales increases driven primarily by higher telecommunication and technology and directories volume. In Asia, net sales more than doubled last year’s third quarter. The Asia Printers acquisition contributed over half of this increase, but the Company’s Asian operations have also added revenue for increased book production for the U.S. market and higher net sales to telecommunications and technology and directory customers in the Chinese domestic market.

Income from continuing operations for the Publishing and Retail Services segment for the three months ended September 30, 2005 of $176.2 million increased $22.2 million, or 14.4%, compared to the same period in the prior year. In addition to the higher net sales, the income improvement reflects the benefits of cost reduction actions, procurement savings, and lower restructuring and impairment charges ($1.4 million), partially offset by inflationary increases in wages and benefits and energy costs. The Asia Printers and Charlestown acquisitions added $1.4 million to the segment’s income from continuing operations for the quarter.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Three Months Ended September 30,
	2005	2004
	(in millions)
Net sales	$675.3	$519.4
Income from continuing operations	74.0	55.4
Included in income from continuing operations:
Restructuring and impairment charges—net	2.5	3.5

Net sales for the Integrated Print Communications segment for the three months ended September 30, 2005 were $675.3 million, an increase of $155.9 million, or 30.0%, compared to the same period in 2004. The acquisitions of Astron and Asia Printers added $141.6 million, or 90.8% of this increase in sales. Dynamic Communication Solutions net sales increased significantly compared to the same period in 2004, primarily driven by services to the mutual fund industry. Net sales in the U.S. direct mail business showed solid growth in the quarter on increased volume for financial services and not-for-profit customers. Short-run commercial print net sales increased slightly reflecting modest volume growth. Global capital markets net sales declined as a decrease in transactional work was only partially offset by the impact of the Asia Printers acquisition and slightly higher compliance volume.

Income from continuing operations for the Integrated Print Communications segment for the three months ended September 30, 2005 increased $18.6 million to $74.0 million compared to the same period in the prior year. In addition to the net sales growth, the increase in operating income reflects the benefit of restructuring actions and other cost reduction initiatives. The Astron and Asia Printers acquisitions added $4.5 million to the segment’s operating income for the quarter ended September 30, 2005.

Forms and Labels

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Three Months Ended September 30,
	2005	2004
	(in millions)
Net sales	$408.2	$418.7
Income from continuing operations	38.3	34.7
Included in income from continuing operations:
Restructuring and impairment charges—net	0.6	9.6

Net sales for the Forms and Labels segment decreased $10.5 million, or 2.5%, to $408.2 million as net sales declines in North America were partially offset by gains in Latin America. Overall, the forms and labels industry is in secular decline due to electronic substitution, with the pace of the decline difficult to predict. In the third quarter of 2005, the U.S. forms and labels businesses experienced a decrease in net sales as this industry continues to be adversely affected by volume declines attributable to electronic substitution and intense price competition related to excess industry capacity. Latin America net sales, which include the commercial print and magazine, catalog and book business, were flat excluding foreign exchange impacts.

Income from continuing operations for the three months ended September 30, 2005 was $38.3 million, an increase of $3.6 million versus the same period in the prior year. This increase reflects lower restructuring and impairment charges of $9.0 million and the benefits of restructuring and other cost reduction actions across the segment partially offset by the impact of volume and price declines.

Corporate

Corporate operating expenses decreased $1.5 million to $52.4 million for the three months ended September 30, 2005 versus the prior year. The reduction in corporate expense in the third quarter of 2005 reflected lower benefit plan expense (excluding service costs, which are allocated to the business segments) of $8.8 million that offset increased incentive compensation expenses in the current year. The third quarter 2004 corporate expenses included restructuring and integration charges of $4.1 million. Corporate restructuring charges in the third quarter of 2005 of $1.2 million primarily related to the consolidation and relocation of the global headquarters within the Chicago area, and integration charges of $1.2 million primarily related to information systems integration costs. Management expects to incur future restructuring and integration charges related to additional administrative and information technology productivity initiatives.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AS

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Nine Months Ended September 30,
	Net Sales		Income (Loss) from Continuing Operations
	2005	2004	2005	2004
	(in millions)
Publishing and Retail Services	$3,028.2	$2,702.2	$457.8	$288.9
Integrated Print Communications	1,787.9	1,328.4	218.5	118.2
Forms and Labels	1,226.2	1,014.0	97.8	25.6

Total operating segments	6,042.3	5,044.6	774.1	432.7
Corporate	—	—	(165.3)	(193.6)

Total continuing operations	$6,042.3	$5,044.6	$608.8	$239.1

Consolidated

Net sales for the nine months ended September 30, 2005 increased $997.7 million, or 19.8%, to $6,042.3 million versus the same period in the prior year. Of this increase, $711.7 million was due to acquisitions, most significantly Moore Wallace and Astron. The remaining increase was driven by volume growth across all markets in the Publishing and Retail Services segment and in the Dynamic Communication Solutions and direct mail businesses within the Integrated Print Communications segment. Excluding the impact of the Moore Wallace acquisition, the Forms and Labels segment’s net sales have declined, reflecting the continuing downward trend in demand and price levels.

Cost of sales (exclusive of depreciation and amortization) increased $593.6 million to $4,329.1 million for the nine months ended September 30, 2005 versus the same period in the prior year primarily due to acquisitions and the increases in net sales volume. Cost of sales as a percentage of consolidated net sales decreased from 74.0% to 71.6% primarily due to cost reductions achieved through restructuring activities and incremental procurement savings, partially offset by the impact of higher paper prices passed through to customers and continuing price competition in most markets. Cost of sales for the nine months ended September 30, 2005 also included the fair value adjustments for inventory and backlog of acquired business of $3.6 million compared to $66.9 million of similar adjustments in the nine months ended September 30, 2004 due to the acquisition of Moore Wallace.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $56.7 million to $750.9 million for the nine months ended September 30, 2005 versus the same period in the prior year primarily due to acquisitions and other net sales increases. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 12.4% in 2005 from 13.8% in 2004. This decrease was primarily due to benefits achieved from restructuring activities. Other items impacting this comparison include $7.8 million of recoveries related to an international tax refund and the collection of a bankruptcy receivable which was previously written-off and provisions of $25.1 million recorded in the prior year related to litigation, insurance, termination benefits, and sales and use taxes.

For the nine months ended September 30, 2005, the Company recorded a net restructuring and impairment provision of $42.1 million, compared to $91.8 million in same period of 2004. In 2005, these charges included $15.2 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago and $8.7 million related to workforce reductions of 353 employees (of whom 325 were terminated as of September 30, 2005) and other costs incurred to restructure operations within the business segments. For the nine months ended September 30, 2004, the charges reflected workforce reductions of 1,204 employees (all of whom were terminated as of September 30, 2005), primarily related to the elimination of duplicative administrative functions resulting from the acquisition of Moore Wallace. Management believes that certain restructuring activities will continue in the fourth quarter of 2005 as the Company continues to streamline its manufacturing, sales and administrative platforms.

Payments on certain lease obligations associated with various restructuring plans are scheduled to continue until 2011. The Company anticipates that payments associated with employee terminations relating to restructuring actions will be substantially completed by June 2006.

Depreciation and amortization increased $27.4 million to $311.4 million for the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to acquisitions. Depreciation and amortization included $41.1 million and $26.2 million of amortization of purchased intangibles related to customer relationships, patents and non-compete covenants for the nine months ended September 30, 2005 and 2004, respectively.

Income from continuing operations for the nine months ended September 30, 2005 was $608.8 million compared to $239.1 million for the nine months ended September 30, 2004. The increase was primarily due to acquisitions, the growth in revenue and the cost reductions achieved through restructuring actions, productivity efforts, and procurement savings. Lower restructuring and impairment charges and acquisition-related costs (including fair-value adjustments for inventory) of $118.5 million also helped improve income from continuing operations.

Net interest expense increased by $13.7 million to $76.8 million for the nine months ended September 30, 2005 versus the same period in 2004 primarily reflecting interest expense related to the issuance of approximately $2.0 billion of total debt in March 2004 and in May 2005 due to the acquisitions of Moore Wallace and Astron, respectively.

Net investment and other expense for the nine months ended September 30, 2005 was $11.9 million versus income of $5.6 million for the same period in 2004. Included in investment and other income (expense), net, were charges of $7.0 million and $11.0 million for the nine months ended September 30, 2005 and 2004, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. During the nine months ended September 30, 2004, the Company recorded a net gain of $14.2 million on the sale of an investment in Latin America.

The effective income tax rate for the nine months ended September 30, 2005 was 36.3%. For the nine months ended September 30, 2004, the effective income tax rate was 35.2%, reflecting the impact of the sale of certain investments in Latin America.

Earnings from continuing operations before cumulative effect of change in accounting principle for the nine months ended September 30, 2005 was $331.8 million, or $1.53 per diluted share, compared to $116.1, million or $0.59 per diluted share, for the nine months ended September 30, 2004. In addition to the factors discussed above, the per-share results reflect an increase in weighted average diluted shares outstanding of 18.2 million shares primarily due to the acquisition of Moore Wallace, partially offset by share repurchases.

The loss from discontinued operations, net of tax, for the nine months ended September 30, 2005 was $32.1 million and was primarily comprised of Peak. The loss from discontinued operations, net of tax, for the nine months ended September 30, 2004 was $67.9 million, and included the results of MLI and package logisitics prior to their dispositions. Pre-tax impairment charges of $36.6 million ($22.1 million after-tax) and $103.0 million ($61.8 million after-tax) are included in the loss from discontinued operations, net of tax, for the nine months ended September 30, 2005 and 2004, respectively.

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

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Publishing and Retail Services segment:

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Net sales	$3,028.2	$2,702.2
Income from continuing operations	457.8	288.9
Included in income from continuing operations:
Restructuring and impairment charges—net	9.8	44.9
Benefit from international tax refund and collection of bankruptcy receivable	7.8	—

Net sales for the Publishing and Retail Services segment for the nine months ended September 30, 2005 were $3,028.2 million, an increase of $326.0 million, or 12.0%, compared to the same period in 2004. Of this increase, $63.9 million was due to acquisitions. The remaining increase resulted from strong volume increases across all businesses in the segment that more than offset the impact of downward price pressure. Net sales in the magazine, catalog and retail business increased driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, the net sales increase reflected higher consumer, education, and juvenile book volume. Consumer and juvenile volume was driven by strong performance of our customers’ titles, and education volume reflects the impact of increased elementary and high school textbook volume driven by state adoption cycles. Net sales in the book business also reflect gains in the telecommunications and technology market and the impact of higher paper prices, partially offset by lower prices on major customer contract renewals. Net sales for the directories business also increased, primarily reflecting higher volume from most major customers and the impact of higher paper prices passed on to customers. Logistics net sales increased due to the Moore Wallace acquisition, strong volumes in the domestic print platform and third party sales growth. Premedia net sales increased, also driven by higher print volumes, as well as work for new customers, offset by continuing price pressures in this market. Net sales in Europe and Asia increased sharply compared to the first nine months of 2004. In Europe, this increase was partially attributable to changes in exchange rates, but also reflected higher telecommunication and technology, magazine and retail volume, reflecting further penetration in these markets. In Asia, the Company’s net sales improvement was driven by strong gains in book production for the U.S. market, both from the Asia Printers acquisition and organic growth. Asian volume increases also reflect strong growth with telecommunications and technology customers.

Income from continuing operations for the Publishing and Retail Services segment for the nine months ended September 30, 2005 of $457.8 million increased $168.9 million, or 58.5%, compared to the same period in the prior year. In addition to the net sales increase, the increase in income was due to the benefits of cost reduction actions, procurement savings, and lower restructuring and impairment charges ($35.1 million), partially offset by inflationary increases in wages, benefits and energy costs. The significant growth in operating income was achieved across all of the segment’s businesses. The Moore Wallace, Asia Printers and Charlestown acquisitions added $5.7 million to the segment’s income from continuing operations for the nine months ended September 30, 2005.

For the fourth quarter of 2005, management expects continued growth in this segment driven by strong growth in Europe and Asia and increased market share in magazine, catalog, and retail driven in part by the impact of the acquisitions of Asia Printers, Charlestown, Poligrafia and Spencer Press. Volume in the book business is dependent on the success of customer titles, resulting in unpredictable sales volumes, particularly in the fourth quarter when education volume is lower. Directory volumes are expected to be stable, but can be significantly impacted by customers’ timing of production for large titles. Furthermore, all of the businesses in this segment expect to face intensifying downward price pressure, particularly in the U.S.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and significant items affecting comparability within the Integrated Print Communications segment:

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Net sales	$1,787.9	$1,328.4
Income from continuing operations	218.5	118.2
Included in income from continuing operations:
Restructuring and impairment charges—net	10.0	11.6
Fair market adjustment of inventory and backlog	2.1	17.5

Net sales for the Integrated Print Communications segment for the nine months ended September 30, 2005 were $1,787.9 million, an increase of $459.5 million, or 34.6%, compared to the same period in 2004. Of this increase $433.4 million was due to the acquisitions of Moore Wallace, Astron and Asia Printers. The remaining increase in net sales was primarily driven by the Dynamic Communication Solutions and direct mail businesses. Dynamic Communication Solutions experienced a strong increase in net sales compared to the same period in 2004, primarily driven by volume in services to the mutual fund industry. Net sales in the direct mail business grew as increased long run marketing programs and financial and not-for-profit market growth more than offset revenue decreases related to prior year facility closures and customer attrition. Excluding the impact of acquisitions, short-run commercial print net sales were flat with those of the first nine months of 2004 as pricing pressures offset volume growth. Global capital markets net sales were also flat compared to the same period in 2004 as a decrease in transactional work was offset by an increase in compliance volume.

Income from continuing operations for the Integrated Print Communications segment for the nine months ended September 30, 2005 increased $100.3 million to $218.5 million compared to the same period in the prior year, due to acquisitions, Dynamic Communication Solution and direct mail volume growth, benefits achieved from restructuring actions, including plant consolidations and other cost reduction initiatives. Fair market value adjustments of inventory acquired in the Astron acquisition resulted in charges of $2.1 million compared to similar charges of $17.5 million related to to the Moore Wallace acquisition in the prior year period.

For the fourth quarter of 2005, the Company expects that net sales in this segment will continue to increase significantly driven by the acquisition of Astron. Dynamic Communication Solutions net sales growth is expected to slow compared to the first nine months of 2005, reflecting the loss of certain large customer contracts. Global capital markets net sales are expected to be in line with 2004’s fourth quarter; however, transactional volume in this business is highly volatile and will be significantly impacted by the size and number of large capital markets transactions. Short-run commercial print is expected to continue facing significant price pressure, but is also expected to see some volume gains from continued cross-selling efforts and the impact of new capacity now in place. Direct mail growth is expected to slow from that of the first nine months, reflecting continuing price pressure and a slowdown in sales of large new programs.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and significant items affecting comparability within the Forms and Labels segment:

	Nine Months Ended September 30,
	2005	2004
	(in millions)
Net sales	$1,226.2	$1,014.0
Income from continuing operations	97.8	25.6
Included in income from continuing operations:
Restructuring and impairment charges—net	5.9	16.1
Fair market adjustment of inventory and backlog	—	49.4

Net sales for the Forms and Labels segment increased $212.2 million, or 20.9%, to $1,226.2 million due to the Moore Wallace acquisition. Overall, the forms and labels industry is in secular decline due to electronic substitution, with the pace of the decline difficult to predict. Excluding the impact of the Moore Wallace acquisition, both the U.S. and Canada forms and labels businesses experienced a continuing decline in net sales as this industry continues to be adversely affected by electronic substitution and intense price competition related to excess industry capacity. Net sales in Latin America, including the commercial print and catalog, magazine and book businesses, increased due to higher volume and favorable foreign currency exchange rates. The Company continued its efforts to raise prices to cover a substantial portion of the recent paper prices increases; however, given the dynamics in the industry, there is no assurance that the Company will continue to be successful in doing so in the future. Net sales declines in this segment are expected to continue through the fourth quarter of 2005 and into 2006.

Income from continuing operations for the nine months ended September 30, 2005 was $97.8 million, an increase of $72.2 million versus the same period in the prior year. This increase was due to the Moore Wallace acquisition and significant improvements in the Latin American operating results. In addition, results for the nine months ended September 30, 2004 included $49.4 million related to the fair market value adjustment of inventory and backlog due to the Moore Wallace acquisition. Each of the businesses in this segment has implemented significant restructuring and cost control actions to partially offset the impact of the net sales declines.

Management believes that continued volume declines and excess capacity in the industry will likely result in future restructuring charges, which may be significant, and could unfavorably impact the financial results of the Forms and Labels segment.

Corporate

Corporate operating expenses decreased $28.3 million to $165.3 million for the nine months ended September 30, 2005 versus the prior year. The current year corporate expenses reflect the inclusion of Moore Wallace for a full nine months compared to the prior year’s corporate expense that only included corporate expense attributable to Moore Wallace after the acquisition date. The reduction in combined corporate expense in the first nine months of 2005 reflected the benefits achieved through restructuring actions and cost containment initiatives taken during 2004, and lower benefit plan expenses (excluding service costs, which are allocated to the business segments) that offset increased incentive compensation expenses in the current year. In 2004, corporate expenses included provisions for litigation, insurance, termination benefits and sales and use taxes of $25.1 million and restructuring and integration charges of $24.1 million. Corporate restructuring and impairment charges in the first nine months of 2005 of $16.4 million primarily related to the consolidation and relocation of the global headquarters within Chicago, and integration charges of $4.6 million primarily related to information systems integration.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company generated increased cash flows from operating activities due to acquisitions, revenue growth and the benefits resulting from restructuring programs and cost control actions. The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Future operating cash flows are expected to be used for, among other things, an upgrade of the long-run print platform to enable the Company to support growth from new customers and better serve customers in a more cost-effective manner, other capital expenditures as necessary, interest and principal on the Company’s debt obligations, additional acquisitions, future common stock repurchases based upon market conditions, completion of its restructuring programs, and dividend payments that may be approved by the board of directors.

Net cash provided by operating activities of continuing operations was $639.6 million for the nine months ended September 30, 2005, compared to net cash provided by operating activities of continuing operations of $529.9 million for the same period last year. The change reflected the impact of acquisitions and improved operating results driven by volume growth and cost reduction actions partially offset by increases in accounts receivable.

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2005 was $1,414.6 million versus net cash provided by investing activities of continuing operations of $2.9 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, capital expenditures were $324.2 million versus $145.0 million for the nine months ended September 30, 2004. The increase was driven primarily by investments to create a more efficient print platform to serve magazine, catalog and retail customers. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2005 will be approximately $450.0 million. Cash used in acquisitions of businesses, net of cash acquired, includes acquisitions of Astron, Asia Printers, Charlestown and Poligrafia in 2005 compared to the net cash acquired in the 2004 all-stock acquisition of Moore Wallace. During the nine months ended September 30, 2005, the Company received $20.7 million in proceeds from the sale of various assets. During the nine months ended September 30, 2004, the Company received $37.5 million on the sale of an investment in Latin America, $19.4 million on the sale of miscellaneous assets, and $5.3 million from an eminent domain settlement with the state of Georgia.

Net cash provided by financing activities of continuing operations for the nine months ended September 30, 2005 was $432.6 million compared to net cash used of $180.5 million for the same period in 2004. The change primarily related to the issuance of $1.0 billion of debt related to the acquisition of Astron, offset by the Company’s share repurchase program and the increase in cash dividends paid in the current year on the incremental shares issued in conjunction with the Moore Wallace acquisition. During the nine months ended September 30, 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. The remainder of the stock purchases during the period were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards.

During the nine months ended September 30, 2005, the Company paid cash dividends of $167.4 million. On October 27, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on December 1, 2005 to shareholders of record on November 11, 2005.

CAPITAL RESOURCES

In May 2005, the Company issued $500.0 million of 4.95% notes due in 2010 and $500.0 million of 5.5% notes due in 2015 (collectively, the “Senior Notes”) at a combined $2.1 million discount to the principal amount. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2005. The Company has the option to redeem the Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the Senior Notes were used to acquire Astron and to fund the redemption of Astron debt assumed in connection with the acquisition.

The Company has a $1.0 billion five-year unsecured revolving credit facility (the “Facility”), including letters of credit, that can be used for general corporate purposes and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of September 30, 2005, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.10% on the total unused portion of the Facility. The Company also has $220.8 million in credit facilities outside of the U.S., most of which are uncommitted. As of September 30, 2005, the Company had $68.6 million in outstanding letters of credit, of which $51.2 million reduced availability under the Company’s credit facilities. At September 30, 2005, approximately $1.2 billion was available under the Company’s credit facilities. Additionally, as of September 30, 2005, there were no borrowings under the Company’s $1.0 billion commercial paper program.

As a result of the Astron acquisition, the Company’s senior debt rating was downgraded to Baa2 from Baa1 by Moody’s Investor Services. While this downgrade may increase future borrowing costs, it is not expected to significantly impact the Company’s access to liquidity. Standard & Poor’s reaffirmed the Company’s senior debt rating at A-, and the Company’s senior debt ratings remain investment grade.

The Company was in compliance with its debt covenants as of September 30, 2005.

As of September 30, 2005, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed with the Securities and Exchange Commission.

Risk Management

In connection with the issuance of the Senior Notes, the Company entered into interest rate lock agreements with a notional amount of $1.0 billion to hedge against fluctuations in interest rates prior to the issuance of the Senior Notes. These agreements were terminated upon issuance of the Senior Notes and the loss of $12.9 million is being recognized in interest expense over the term of the hedged forecasted interest payments.

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

The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of GBP denominated foreign operations. At September 30, 2005, the fair market value of these cross-currency swaps of $2.6 million is included in other assets.

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As part of its interest rate risk management program, at September 30, 2005, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the Company’s 5.0% debentures due November 2006. At September 30, 2005, the fair market value of these swaps of $0.7 million was included in other liabilities on the Consolidated Balance Sheet.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of September 30, 2005, all of the Company’s outstanding term debt is comprised of fixed-rate debt, with the exception of the $200.0 million of fixed-rate debt that was swapped to floating rates. The Company’s exposure to interest rate risk is mitigated by its investment in short-term marketable securities. As of September 30, 2005, the Company has short-term investments of $186.9 million consisting primarily of short-term deposits and money market funds. The interest rates on these investments are generally tied to market rates.

The Company is exposed to the impact of foreign currency fluctuations. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of September 30, 2005, the aggregate notional amount of outstanding forward contracts was approximately $10.3 million. Unrealized gains and losses from these foreign currency contracts were not significant at September 30, 2005. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the performance of the Company’s businesses following recent acquisitions, including Moore Wallace, Astron, Asia Printers, Poligrafia, Charlestown and Spencer Press, and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	successful negotiation, execution and integration of other acquisitions;

•	future growth rates in the Company’s core businesses;

•	the ability to divest non-core businesses;

•	competitive pressures in all markets in which the Company operates;

•	changes in the capital markets that affect demand for financial printing;

•	changes in postal rates and postal regulations;

•	changes in the advertising and printing markets;

•	the rate of migration from paper-based forms to digital formats;

•	the financial resources of, and products available to, the Company’s competitors;

•	customers’ budgetary constraints;

•	customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as paper, ink and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with United States and Canadian securities authorities.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal control over financial reporting.

We have evaluated our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and, except as noted below, there have been no changes in our internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of the integration of RR Donnelley and Moore Wallace, in the third quarter of 2005, the Company has implemented within its U.S. Publishing and Retail Services business the general ledger software package primarily used by the U.S. business of its other segments. The Company is also in the process of transitioning its Controllership function from Stamford, Connecticut, to Chicago, Illinois. Based on our evaluation, we believe that internal controls over financial reporting related to these changes have been properly designed and adequately tested.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 30, 2005	—		$—	—	$31,250,000
August 1, 2005 – August 31, 2005	19,920	(1)	37.58	—	$31,250,000
September 1, 2005 – September 30, 2005	3,768	(1)	36.00	—	$31,250,000

Total	23,688	(1)	$37.33	—	$31,250,000

(1)	Shares withheld for tax liabilities upon vesting of equity awards.
(2)	On December 16, 2004, the Company announced that the board of directors had authorized the Company to repurchase up to $300 million of common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase arrangements, or private transactions. Such purchases may be made from time to time and may be discontinued at any time. The authorization of the repurchase program will expire on December 31, 2007. See Note 12 to the Consolidated Financial Statements.

Item 6. Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 28, 2005)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.6	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.7	Registration Rights Agreement, dated March 10, 2004 among the Company, Citigroup Global Markets, Inc., Fleet Securities, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.8	Registration Rights Agreement, dated as of May 23, 2005, among the Company, Citigroup Global Markets Inc., Banc of America Securities, LLC and J.P. Morgan Securities Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001) *

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.4	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997) *

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002) *

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004) *

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001) *

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.18	Performance Share Unit Award Agreement for Mark A. Angelson (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.23	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005) *

10.24	Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.25	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.26	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.27	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.28	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005) *

10.29	Employment Agreement dated as of February 14, 2003 between the Company and Theodore J. Theophilos (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.30	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.31	Employment Agreement dated February 23, 2005 between the Company and Glenn R. Richter (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.32	Trust Agreement, dated November 7, 2005, between the Company and Northern Trust Corporation (filed herewith)*

10.33	Form of Indemnification Agreement for directors (filed herewith)*

10.34	Purchase and Sale Agreement, dated January 3, 2005, between R.R. Donnelley & Sons Company and Greenwich Street Capital Partners II, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P. and TRV Executive Fund, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 3, 2005, filed on January 6, 2005)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date: November 8, 2005