Form 10-K
period 2005-12-31
DONNELLEY R R & SONS CO
filed 2006-03-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act) (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $ 7,348,581,866.

As of February 24, 2006, 215,962,432 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Company overview

R.R. Donnelley & Sons Company (“RR Donnelley” or the “Company”) is the world’s premier full-service provider of print and related services, including document-based business process outsourcing. Founded more than 140 years ago, the Company provides solutions in long- and short-run commercial printing, direct mail, financial printing, print fulfillment, forms and labels, logistics, digital printing, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. Many of the largest companies in the world and others rely on RR Donnelley’s scale, scope and capabilities through a comprehensive range of online tools, variable printing services and market-specific solutions.

Business acquisitions

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in the document-based business process outsourcing (“DBPO”) market, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron’s position in these markets is expected to enhance the Company’s ability to leverage global relationships and to expand the Company’s presence in the DBPO market. During the fourth quarter of 2005, Astron acquired Critical Mail Continuity Services, Limited (“CMCS”), a UK-based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. Astron and CMCS are reported in the Company’s Integrated Print Communications segment.

Also during 2005, the Company completed several additional acquisitions to expand and enhance its capabilities in key markets. Asia Printers Group Ltd. (“Asia Printers”) is a book printer for North American, European and Asian markets under the South China Printing brand and is also one of Hong Kong’s leading financial printers under the Roman Financial Press brand. Poligrafia S.A. (“Poligrafia”) is the third largest printer of magazines, catalogs, retail inserts and books in Poland. The Company also acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail markets, and the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. These acquisitions are included in the Company’s Publishing and Retail Services segment except for Asia Printers’ Roman Financial Press unit, which is included in the Integrated Print Communications segment.

On February 27, 2004, the Company acquired Moore Wallace Incorporated (“Moore Wallace”), a leading provider of printed products and print management services. The results of Moore Wallace are primarily reflected in the Company’s Forms and Labels and Integrated Print Communications segments.

Discontinued operations

In December 2005, the Company sold its Peak Technologies business (“Peak”), which was acquired in the Moore Wallace acquisition. During the three months ended September 30, 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). In October 2004, the Company sold its package logistics business. For all years presented, these businesses have been classified as discontinued operations in the consolidated financial statements and all prior periods have been reclassified to conform to this presentation.

Segment descriptions

During 2005, management changed the Company’s reportable segments to better reflect the new structure of the Company and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s book, Europe (excluding Astron, direct mail and global capital markets) and Asia operations (excluding global capital markets), all previously reported in the Integrated Print Communications segment, are now reported in the Publishing and Retail Services segment. All prior periods have been reclassified to conform to this current reporting structure.

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book, and telecommunications markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine, catalog and book markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

The Publishing and Retail Services segment accounted for approximately 50% of the Company’s consolidated net sales in 2005.

Integrated Print Communications. The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct mail: Offers services with respect to direct marketing programs, including creative services, database management, printing, personalization, finishing and distribution, in North America.

•	Global capital markets: Provides information management, content assembly and print services to corporations and their investment banks and law firms related to capital markets compliance and transaction activities.

•	Dynamic Communications Solutions: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-run commercial print: Provides short-run print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Astron Group: Provides document-based business process outsourcing services, transactional print and mail services, data and print management, document production, direct mail and marketing support services, primarily in the United Kingdom.

The Integrated Print Communications segment accounted for approximately 30% of the Company’s consolidated net sales in 2005.

Forms and Labels. The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, including print-on-demand and kitting services, from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs and books.

The Forms and Labels segment accounted for approximately 20% of the Company’s consolidated net sales in 2005.

Corporate. The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and earnings of employee benefit plans, primarily components of net pension and postretirement benefits expense other than service cost, are not allocated to operating segments.

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 20, Industry Segment Information, to the consolidated financial statements. Information related to the Company’s international operations is included in Note 21, Geographic Area Information, to the consolidated financial statements.

Competition and strategy

The environment is highly competitive in most of the Company’s product categories and geographic regions. In addition to price, competition is also based on quality and ability to service the special needs of customers. Because the Company believes there is excess and underutilized capacity in most of the printing markets served by the Company, prices for the Company’s products and services are generally declining. The Company expects competition in most sectors served by the Company to remain intense in coming years.

Technological changes, including the electronic distribution of documents and data and the on-line distribution and hosting of media content, present both risks and opportunities for the Company. The Company’s businesses seek to leverage distinctive capabilities to improve our customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company can develop valuable, differentiated solutions for its customers. Management believes the acquisition of Astron builds on these strengths and extends the Company’s distinctive capabilities into the higher growth document-based business process outsourcing sector.

The Company seeks to leverage its position and size to generate continued productivity improvements and enhance the value the Company delivers to its customers. The Company also plans to enhance its products and services through strategic acquisitions that offer both increased breadth and depth of products and services. To attain its productivity goals, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve the efficiency of its operations. These initiatives include the restructuring and integration of operations, the expansion of internal cross-selling, leveraging the Company’s global infrastructure, streamlining administrative and support activities, integrating common systems and the disposal of non-core businesses. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future restructuring or impairment charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to ensure it supports the Company’s long-term strategic growth goals and that risks and opportunities are appropriately balanced.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Publishing and Retail Services segment. Historically, the Company’s businesses that serve the magazine, catalog and retail and book businesses generate higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes.

Raw materials

The primary raw materials the Company uses in its print business are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, but it does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process will continue to affect the Company’s consolidated financial results. Prices for most paper grades increased during 2005. The impact of increasing prices on customer-supplied paper is directly absorbed by customers, though higher prices may have an impact on those customers’ demand for printed product. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so.

The Company continues to monitor the impact of the rise in the price of crude oil and other energy costs. The Company believes its logistics business will continue to be able to pass a substantial portion of the increase in fuel prices directly to our customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company does not believe that the recent increase in energy prices has had a material impact on the Company’s consolidated annual results of operations, financial condition or cash flows. However, the Company cannot predict the impact that energy price increases will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial condition or cash flows.

Distribution

The company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. The Company’s logistics business manages distribution of most customer products in the U.S. to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company’s consolidated annual financial results of operations and cash flows. In January, 2006, a 5.4% postal rate increase across most mail categories went into effect in the U.S. Postal rate increases can enhance the value of the Company’s logistics business to its customers, as the Company is able to improve customers’ cost efficiency of mail processing and distribution.

Customers

For the year ended December 31, 2005, 2004 and 2003, no customer accounted for 10% or more of the Company’s consolidated net sales.

Research and Development

The Company has research facilities in Grand Island, New York and Downers Grove, Illinois, that support the development and implementation of new technologies to better meet customer needs and improve operating efficiencies. The Company’s cost for research and development activities is not material to the Company’s consolidated annual results of operations or cash flows.

Environmental Compliance

The Company’s overriding objectives in the environmental, health and safety areas are to maintain compliance with laws and regulations and to create an injury-free workplace. The Company believes that estimated capital expenditures for environmental controls to comply with federal, state and local provisions, as well as expenditures, if any, for its share of costs to clean hazardous waste sites that have received the Company’s waste, will not have a material effect on its consolidated annual results of operations, financial position or cash flows.

Employees

As of December 31, 2005, the Company had approximately 50,000 employees.

Available Information

We maintain an Internet website at www.rrdonnelley.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission (SEC). The Corporate Governance Principles of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

In June 2005, the Company submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. The Company also filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

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

These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. The Company claims the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	successful execution and integration of acquisitions and the performance of the Company’s businesses following the acquisitions of Moore Wallace, Astron, Asia Printers, Poligrafia, Spencer Press, Charlestown, CMCS and successful negotiation of future acquisitions and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets that affect demand for financial printing, changes in advertising markets, the rate of migration from paper-based forms to digital formats, customers’ budgetary constraints, and customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

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

ITEM 1A. RISK FACTORS

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to the Businesses of the Company

Fluctuations in the costs of paper, ink, energy and other raw materials may adversely impact the Company.

Purchases of paper, ink, other raw materials, and energy represent a large portion of the Company’s costs. Increases in the costs of these inputs may increase the Company’s costs, and the Company may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services.

The financial condition of our customers may deteriorate.

Many of our customers participate in highly-competitive markets, and their financial condition may deteriorate as a result. A decline in the financial condition of our customers could hinder the Company’s ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for the Company’s products and services.

The Company may not be able to improve its operating efficiency rapidly enough to meet market conditions.

Because the markets in which the Company competes are highly-competitive, the Company must continue to improve its operating efficiency in order to maintain or improve its profitability. Although the Company has been able to improve efficiency and reduce costs in the past, there is no assurance that it will continue to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

The Company may be unable to successfully integrate the operations of acquired businesses and may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions, including the 2005 acquisitions of Astron, Asia Printers, Poligrafia, Charlestown, Spencer and CMCS, will depend in part upon the Company’s ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. The process of integrating operations may also cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, the Company may not be able to realize the anticipated cross-selling opportunities, develop and market more comprehensive product and service offerings, or generate anticipated cost savings and revenue growth.

The Company may be unable to hire and retain talented employees, including management.

The Company’s success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of the Company’s employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on the Company. Although the Company’s manufacturing platform consists of many locations with a wide geographic dispersion, individual locations may encounter strong competition with other manufacturers for skilled labor. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than the Company offers. In addition, many members of the Company’s management have significant industry experience that is valuable to the Company’s competitors. The Company does, however, enter into non-solicitation and non-competition agreements with its executive officers, prohibiting them contractually from leaving and joining a competitor within a specified period. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business prospects and results of operations.

Costs to provide health care and other benefits to the Company’s employees may increase.

The Company provides health care and other benefits to both employees and retirees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the Company’s cost to provide such benefits could increase, adversely impacting the Company’s profitability.

Declines in the general economic conditions may adversely impact the Company’s business.

In most of the Company’s businesses, demand for products and services is highly correlated with general economic conditions. Declines in economic conditions in the U.S. or in other countries in which the Company operates may therefore adversely impact the Company’s consolidated financial results. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for the Company’s products and services. The overall business climate may also be impacted by wars or acts of terrorism in the countries in which we operate or other countries. Such acts may have sudden and unpredictable adverse impacts on demand for the Company’s products and services.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations outside the United States accounted for approximately 18% of the Company’s consolidated net sales for the year ended December 31, 2005. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability.

The Company is exposed to significant risks related to potential adverse changes in currency exchange rates.

The Company is exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which it does business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. subsidiaries and business units, fluctuations in such rates may affect the translation of these results into the Company’s financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign currency forward contracts to hedge the currency risk. We cannot be sure, however, that the Company’s efforts at hedging will be successful. There is always a possibility that attempts to hedge currency risks will lead to even greater losses than predicted.

Risks Related to Our Industry

The highly competitive market for the Company’s products and industry consolidation may create adverse pricing pressures.

The markets for the majority of the Company’s product categories are highly fragmented and the Company has a large number of competitors. We believe that excess capacity in the Company’s markets have caused downward pricing pressure and increased competition. In addition, consolidation in the markets in which the Company competes may increase competitive pricing pressures.

The substitution of electronic delivery for printed materials may adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumer acceptance of electronic delivery is uncertain, as is the extent to which consumers are replacing traditional reading of print materials with online hosted media content, and we have no ability to predict the rates of their acceptance of these alternatives. To the extent that our customers accept these alternatives, many of our businesses may be adversely affected.

Changes in the rules and regulations to which the Company is subject may increase the Company’s costs.

The Company is subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations. These rules and regulations may be changed by local, state or federal governments in countries in which the Company operates. Changes in these regulations may result in a significant increase in the Company’s costs to comply. Compliance with changes in rules and regulations could require increases to the Company’s workforce, increased cost for compensation and benefits, or investments in new or upgraded equipment.

Changes in the rules and regulations to which our customers are subject may impact demand for the Company’s products and services.

Many of the Company’s customers are subject to rules and regulations requiring certain printed or electronic communications, governing the form of such communications, and protecting the privacy of consumers. Changes in these regulations may impact customers’ business practices and could reduce demand for printed products and related services. Changes in such regulations could eliminate the need for certain types of printed communications altogether or such changes may impact the quantity or format of printed communications.

Changes in postal rates and postal regulations may adversely impact demand for the Company’s products and services.

Postal costs are a significant component of many of our customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company’s business.

Changes in the advertising, retail, and capital markets may impact the demand for printing and related services.

Many of the end markets in which our customers compete are experiencing changes due to technological progress and changes in consumer preferences. The Company cannot predict the impact that these changes will have on demand for the Company’s products and services. Such changes may decrease demand, increase pricing pressures, require investment in updated equipment and technology, or cause other adverse impacts to the Company’s business. In addition, the Company must monitor changes in our customers’ markets and develop new solutions to meet customers’ needs. The development of such solutions may be costly, and there is no assurance that these solutions will be accepted by customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2005, the Company leases or owns 375 U.S. facilities, some of which have multiple buildings and warehouses and these U.S. facilities encompass approximately 28.9 million square feet. The Company leases or owns 196 international facilities encompassing approximately 10.1 million square feet in Canada, Latin America, Europe and Asia. Of the U.S. and international manufacturing and warehouse facilities, approximately 26.7 million square feet of space is owned, while the remaining 12.3 million square feet of space is leased.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in eleven federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. We have established reserves that are believed to be adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial condition or cash flows.

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

In addition, we are a party to certain litigation arising in the ordinary course of business that, in the opinion of management, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Mark A. Angelson 55, Director and Chief Executive Officer	2004	Served as RR Donnelley’s Chief Executive Officer and Director since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Chief Executive Officer since January 2003; Director since November 2001; Lead Independent Director from April 2002 until December 2002 and Non-Executive Chairman of the Board from November 2001 until April 2002. From December 1999 through January 2002, served as the Deputy Chairman of Chancery Lane Capital LLC (a private equity investment firm), and from March 1996 until March 2001 served in various executive capacities at Big Flower Holdings, Inc. (a printing, marketing and advertising services company) and its successor, Vertis Holdings, Inc., including as Deputy Chairman.

Suzanne S. Bettman 41, Senior Vice President, General Counsel	2004	Served as RR Donnelley’s Senior Vice President, General Counsel since March 2004. Prior to this, served as Group Managing Director, General Counsel of Huron Consulting Group LLC (a financial and operational consulting firm) from September 2002 to February 2004. Served previously as Executive Vice President, General Counsel of True North Communications Inc. (a global advertising and marketing communications holding company) from 1999 through 2001.

Dean E. Cherry 45, Group President, Integrated Print Communications and Global Solutions	2004	Served as RR Donnelley’s Group President, Integrated Print Communications since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Group President, Commercial, Direct Mail, BCS and Print Fulfillment Services from 2001 until 2004; President, Commercial and Subsidiary Operations in 2001 and President, International and Subsidiary Operations in 2001. Previously held executive positions at World Color Press, Inc. (a commercial printer) and Capital Cities/ABC Publishing Division.

Michael J. Graham 45, Senior Vice President, Controller	2005	Served as RR Donnelley’s Senior Vice President, Controller since May 2005. Prior to this, served as Vice President, Controller of Sears, Roebuck and Co. (a multi-line retailer) from 2003 to 2005, and was Chief Financial Officer and Executive Vice President-Corporate Development of Aegis Communications Group, Inc. (provider of outsourced customer care services) from 2000 to 2003.

Michael S. Kraus 33, Executive Vice President, Mergers, Acquisitions & Corporate Transactions	2004	Served as RR Donnelley’s Executive Vice President, Mergers, Acquisitions & Corporate Transactions since February 2004. Prior to this, served as Senior Vice President-Mergers and Acquisitions of Moore Wallace Incorporated* since January 2003. From 1999 until 2002,

*	Includes service with its predecessor, Moore Corporation Limited

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
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

John R. Paloian 47, Group President, Publishing and Retail Services	2004	Served as RR Donnelley’s Group President, Publishing and Retail Services since March 2004. Prior to this, from 1997 until 2003, he served in various capacities, including Co-Chief Operating Officer, at Quebecor World, Inc. (a commercial printer) and its predecessors.

Thomas J. Quinlan, III 43, Executive Vice President, Operations	2004	Served as RR Donnelley’s Executive Vice President, Operations since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Executive Vice President—Business Integration since May 2003; Executive Vice President—Office of the Chief Executive from January 2003 until May 2003; and Executive Vice President and Treasurer from December 2000 until December 2002. Served in 2000 as Executive Vice President and Treasurer of Walter Industries, Inc. (a homebuilding industrial conglomerate) and held various positions from 1994 until 1999, including Vice President and Treasurer, at World Color Press, Inc.

Glenn R. Richter 44, Executive Vice President, Chief Financial Officer	2005	Served as RR Donnelley’s Executive Vice President, Chief Financial Officer since April 2005. Prior to this, from 2000 to April 2005, served in various capacities at Sears, Roebuck and Co. (a multi-line retailer), including as Executive Vice President and Chief Financial Officer, Senior Vice President, Finance and Vice President and Controller. Prior to joining Sears, served as Senior Vice President and Chief Financial Officer of Dade Behring International (a manufacturer of medical testing systems) from 1998 to 2000.

Theodore J. Theophilos 52, Group President, Corporate Strategic Initiatives	2004	Served as RR Donnelley’s Group President, Corporate Strategic Initiatives since April, 2005. Prior to this, served as RR Donnelley’s Chief Administrative Officer and Secretary since February 2004. Previously, served as Executive Vice President—Business and Legal Affairs at Moore Wallace Incorporated since March 2003. Previously held positions include Senior Vice President and General Counsel of Palm Inc. (a provider of handheld computing devices and operating systems for handheld devices) from 2002 to 2003 and Chief Legal Affairs Officer from 1999 until 2001 at E*TRADE Group (a financial services holding company).

*	Includes service with its predecessor, Moore Corporation Limited

PART II

ITEM 5. MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Exchange and Toronto Stock Exchange.

As of February 15, 2006, there were approximately 10,735 stockholders of record. Quarterly prices of the Company’s common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the years ended December 31, 2005 and 2004, are contained in the chart below:

	Dividends Paid		Common Stock Prices
			2005		2004
	2005	2004	High	Low	High	Low
First Quarter	$0.26	$0.26	$35.25	$29.54	$32.50	$27.62
Second Quarter	0.26	0.26	34.63	31.08	33.27	28.37
Third Quarter	0.26	0.26	38.27	34.54	33.14	29.33
Fourth Quarter	0.26	0.26	37.47	32.28	35.37	30.55

ISSUER PURCHASES OF EQUITY SECURITIES (3)

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	9,334	(1)	$36.10	—	$31,250,000
November 1, 2005 – November 30, 2005	—		—	—	$31,250,000
December 1, 2005 – December 31, 2005	—		—	—	$31,250,000

Total	9,334	(1)	$36.10	—	$31,250,000

(1)	Shares withheld for tax liabilities upon vesting of equity awards.
(2)	On December 16, 2004, the Company announced that the board of directors had authorized the Company to repurchase up to $300 million of common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase arrangements, or private transactions. Such purchases may be made from time to time and may be discontinued at any time. The authorization of the repurchase program will expire on December 31, 2007. See Note 16 to the Consolidated Financial Statements.
(3)	On February 22, 2006, the Company’s board of directors authorized an additional share repurchase program of up to 10 million shares of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per-share data)

	2005	2004	2003	2002	2001
Net sales(1)	$8,430.2	7,156.4	$4,182.6	$4,247.2	$4,828.8
Net earnings from continuing operations(1)*	95.6	264.9	188.5	136.8	27.8
Net earnings from continuing operations per diluted share(1)*	0.44	1.30	1.65	1.19	0.23
Income (loss) from discontinued operations, net of tax	41.5	(80.0)	(12.0)	5.4	(2.8)
Net earnings*	137.1	178.3	176.5	142.2	25.0
Net earnings per diluted share*	0.63	0.88	1.54	1.24	0.21
Total assets	9,373.7	8,553.7	3,203.3	3,203.6	3,431.4
Long-term debt	2,365.4	1,581.2	750.4	752.9	881.3
Cash dividends per common share	1.04	1.04	1.02	0.98	0.94

(1)	Reflects results of acquisitions from the relevant acquisition dates and excludes results of discontinued operations.

*	Includes the following significant items affecting comparability:

•	For 2005: net restructuring and impairment charges of $419.8 million, acquisition-related charges of $8.3 million;

•	For 2004: net restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, a tax benefit of $37.6 million, see Note 12, Income Taxes, to the consolidated financial statements, and a cumulative effect of change in accounting principle of $6.6 million net of tax;

•	For 2003: net restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million; see Note 12, Income Taxes, to the consolidated financial statements;

•	For 2002: net restructuring and impairment charges of $87.4 million, tax benefit from the settlement with the IRS on corporate-owned life insurance (“COLI”) of $30.0 million and gain on sale of businesses and investments of $6.4 million;

•	For 2001: net restructuring and impairment charges of $195.3 million, gain on sale of businesses and investments of $6.7 million and loss on investment write-downs of $18.5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of RR Donnelley’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Form 10-K.

Business

R.R. Donnelley & Sons Company (“RR Donnelley” or the “Company”) is the world’s premier full-service provider of print and related services, including document-based business process outsourcing. Founded more than 140 years ago, the Company provides solutions in long-and short-run commercial printing, direct mail, financial printing, print fulfillment, forms and labels, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. Many of the largest companies in the world and others rely on RR Donnelley’s scale, scope and capabilities through a comprehensive range of online tools, variable printing services and market-specific solutions.

The Company operates in three segments: Publishing and Retail Services, Integrated Print Communications, and Forms and Labels. Publishing and Retail Services offers its customers a broad range of printed products and related services, such as magazines, catalogs, retail inserts, books, directories, pre-media, logistics and other value-added services. Integrated Print Communications consists of short-run and variable print operations including direct mail, short-run commercial print and customized communication solutions to a diversified customer base. Additionally, this segment serves the document-based business process outsourcing market by providing transactional print and mail services, data and print management, and document production and marketing support services. Forms and Labels designs and manufactures paper-based forms, labels and printed office products, and provides print-related services including print-on-demand and kitting services, from facilities located in North America and Latin America. The Latin America business also prints magazines, catalogs and books.

Executive Overview

2005 Performance and 2006 Outlook

RR Donnelley measures its financial performance using both generally accepted accounting principles (“GAAP”) and non-GAAP measures. The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful because that information is an appropriate measure for evaluating the Company’s operating performance. Internally, the Company uses this non-GAAP information as an indicator of business performance and evaluates management’s effectiveness with specific reference to this indicator. These measures should be considered in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. A complete reconciliation of GAAP net earnings to non-GAAP net earnings is presented on pages 24 and 25 of this annual report on Form 10-K. On a GAAP basis, the Company’s results on key measures in 2005 versus 2004 were as follows:

•	Net sales increased 17.8%, to $8.4 billion;

•	Operating margins declined to 5.3% from 6.4% in 2004;

•	Net earnings per diluted share declined 28.4% in 2005 to $0.63; and

•	Cash flow from continuing operations increased 27.9% to $971.5 million.

On a non-GAAP basis, the Company’s results on key measures were as follows:

•	On a pro forma basis, adjusting for 2004 and 2005 acquisitions, net sales increased 5.5% (see Note 2, Acquisitions, to the consolidated financial statements);

•	Non-GAAP operating margins improved to 10.4% from 9.0% in 2004; and

•	Non-GAAP net earnings from continuing operations per diluted share increased 38.8% to $2.29.

The strong 2005 financial results reflect the successful integration of RR Donnelley and Moore Wallace, significant new customer wins, expansion of existing customer relationships, improved cross-selling and substantial cost savings from procurement, operational re-engineering and administrative streamlining efforts.

The acquisition of Astron in June 2005 was an important extension of the Company into the higher-growth document-based business process outsourcing (“DBPO”) sector. Astron is the leading provider of end-to-end DBPO solutions in the United Kingdom. With a full service model, Astron delivers inbound and outbound customer communication services, print management, statement processing, and document storage. Combined with the strength of the RR Donnelley brand, the Company believes that Astron is positioned to grow beyond its traditional markets by better competing for large, long-term government and commercial outsourcing contracts and by leveraging its low-cost customer support centers in India, Poland and Sri Lanka to serve markets worldwide.

The Company’s two largest segments, Publishing and Retail Services and Integrated Print Communications, both delivered strong gains in net sales and operating margins during 2005. The Company’s increased capital investments in the domestic Publishing and Retail Services platform supported revenue and productivity gains across most businesses. In addition, Europe and Asia annualized revenues increased over 50% through a combination of strong growth across key customer relationships and the acquisitions of Asia Printers Group and Poligrafia.

The Forms and Labels business continues to be challenged by difficult market trends due to continued electronic substitution of forms and a declining pricing environment with overall 2005 segment results below expectations. As a result, in the fourth quarter, the Company recorded a non-cash charge for impairment of goodwill and identifiable intangibles of $362.3 million to reflect a reduction in the fair value of this business based on forward net sales and operating margin expectations for the North American Forms and Labels business consistent with current trends. RR Donnelley, however, continues to be a market leader in this segment, and management is committed to maximizing the value of this business. In 2005, the Company took important steps to strengthen its sales effort and reduce its cost base in Forms and Labels. Based on these actions, management believes that the Forms and Labels business will continue to be profitable and a stable source of cash flow for the Company.

In 2006, the Company expects that the competitive environment, for most of its business lines, will continue to remain intense with excess industry capacity continuing to drive price declines. To counter this trend, the Company expects to continue to identify productivity opportunities and target its investments at higher growth sectors such as DBPO and digital print. Capital spending of $471 million in 2005 was higher than historical levels due to the Company’s strategic decision to update its Publishing and Retail Services manufacturing platform and support new business. In 2006, the Company’s capital investment is expected to be lower than in 2005 as the Company completes its program to update its Publishing and Retail Services manufacturing platform. In addition, management expects that continued focus on productivity will drive costs lower in order to offset price declines and inflation in wages, benefits, and energy prices.

RR Donnelley made significant strategic, operational and financial gains in 2005, resulting in strong improvement in many key performance indicators. The Company expects to further strengthen its leadership position as the premier provider of print and related services in 2006.

Vision and Strategy

RR Donnelley’s vision is to be the world’s premier printing and print-related services company by providing our customers with the highest quality products and services.

The Company’s strategy is focused on maximizing long-term shareholder value by driving profitable growth, a continued focus on productivity, and acquiring and integrating complementary businesses. To increase shareholder value, the Company pursues three major strategic objectives. These objectives are summarized below, along with more specific areas of focus and the key indicators used by management to gauge progress towards these objectives.

Strategic Objective	Focus Areas	Key Performance Indicators
Profitable growth	- Targeted capital investments - Accelerate cross-selling - Focus on higher growth sectors	- Net sales growth - Operating margins (including on a non-GAAP basis) - Cash flow provided by operating activities

Productivity	- Disciplined cost management - Productivity-focused investment plans - Integration of acquisitions - Streamline / standardize processes

Targeted mergers and acquisitions	- Extend capabilities and service offerings - Leverage strong balance sheet - Disciplined due diligence and financial analysis

To generate profitable growth, the Company will continue to make targeted capital investments to support new business, accelerate cross-selling to leverage the Company’s broad customer relationships, and increase the Company’s focus on higher growth sectors such as DBPO and digital print. The Company has made significant investments directed at improving the competitiveness of the Company’s manufacturing platform after several years of lower investment levels. In addition to supporting growth, this investment has enhanced the platform through new technology that better meets customer needs and improves operating efficiency. The Company also seeks opportunities to cross-sell by leveraging current customer relationships. While RR Donnelley serves nearly every company in the Fortune 500 in some capacity, the Company’s estimated share of these customers’ overall print services expenditures that RR Donnelley supplies is less than 15%. With the integration of RR Donnelley and Moore Wallace, the Company offers a broad base of solutions to meet customer needs and expand its relationships with key customers.

Management believes productivity improvement and cost reduction are critical to the Company’s competitiveness. Since the acquisition of Moore Wallace, the Company has significantly reduced its cost structure through integration of operations, restructuring and disposal of non-core businesses. The Company’s efforts have focused on reducing procurement costs, streamlining sales, operations and administrative functions and the consolidation of facilities to reduce expenses and increase productivity. Within traditional print sectors, the primary focus of capital investments in coming years will be to drive continued increases in productivity and support new business. In addition, management plans to further reduce administrative and overhead costs by leveraging the Company’s global capabilities and through additional standardization of systems, processes and procedures throughout the Company.

Targeted acquisitions are another important component of the Company’s strategy to extend its capabilities and its industry leadership. With its strong financial position relative to most competitors, the Company plans to make acquisitions to build on its scale advantages and extend its product offerings in key markets. In addition to the acquisition of Astron, the acquisitions of Asia Printers Group, Ltd. (“Asia Printers”), Poligrafia SA (“Poligrafia”), the Charlestown, Indiana facility of AdPlex-Rhodes (“Charlestown”), Spencer Press, Inc. (“Spencer”), and Critical Mail Continuity Services, Ltd. (“CMCS”) in 2005 demonstrate the capability of the Company to leverage its depth of industry experience and integrate acquired companies to drive growth, cost savings and higher profitability. Additionally, in December of 2005, the Company completed the sale of its Peak Technologies business (“Peak”), which was not central to the Company’s core business or strategy.

Industry Challenges

The Company faces many challenges and risks operating globally in highly competitive markets. Item 1A, Risk Factors, discusses many of these issues, but the Company’s strategy is primarily focused on meeting the challenges of industry-wide price competition and the advancement of technology.

Overcapacity and pricing environment

The print and related services industry in general continues to have excess capacity and remains highly competitive. Across the Company’s business segments, many competitors rely on price as a key competitive lever. Management expects that prices for the Company’s products and services will therefore continue to be a focal point for customers in coming years. In this environment, the Company believes it needs to continue to lower its cost structure, and extend into higher-value service offerings. While the industry environment has been difficult for a number of years, the Company has demonstrated its ability to maintain and enhance margins through productivity and by offering higher-value products and services.

Technology

Technological changes, such as the electronic distribution of documents and data, on-line distribution and hosting of media content, advances in digital printing, print-on-demand, and internet technologies continue to impact the market for the Company’s products and services. As a substitute for print, the impact of these technologies has been felt most strongly in the Forms and Labels segment, as electronic communication and transaction technology has eliminated or devalued the role of many traditional paper forms. These factors contributed to the $362.3 million non-cash impairment charge for the North American Forms and Labels reporting unit, recorded in the Forms and Labels segment during 2005. The future impact of technology on the Company’s business is difficult to predict and could result in additional charges in the future.

While new technologies present significant challenges to certain of the Company’s traditional businesses, management believes that the Company is a leader in key technologies that will be valuable sources of industry growth. These technologies include digital content management and premedia services, digital print for personalization and print-on-demand, and low-cost document process management. In 2005, the Company took key steps to capitalize on these technology advantages through its acquisition of Astron and by taking actions to more strongly protect its patented technology advantages in digital print processes. The Company also plans to focus more of its growth investments in digital technologies in future years.

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

Revenue Recognition

The Company recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title and risk of loss. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company receives a logistics and warehouse management fee for the services it provides. In certain cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectibility. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Billings for third-party shipping and handling costs are included in net sales.

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

Within the Company’s global capital markets business, which serves the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed.

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

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. The Company’s estimates of the recoverability of amounts due could change, and additional changes to the allowance could be necessary in the future if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience.

Inventories

The Company records inventories at the lower of cost or market values. Most of the Company’s inventories are valued under the last-in first-out (LIFO) basis. Changes in the inflation indices may cause an increase or decrease in the value of inventories accounted for under the LIFO costing method. The Company maintains inventory allowances based on excess and obsolete inventories determined in part by future demand forecasts. If there were to be a sudden and significant decrease in demand for its products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, the Company could be required to increase its inventory allowances.

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price relating to acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its organization structure, the Company has identified 14 reporting units for which cash flows are determinable and to which goodwill is allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. When the Company’s organization structure changes, new or revised reporting units may be identified, and goodwill is reallocated, if necessary, based on relative excess fair value.

The Company performs goodwill impairment tests on an annual basis or more frequently in certain circumstances. The Company compares the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations. In 2005, the Company recorded a non-cash charge of $362.3 million to reflect impairment of goodwill and identifiable intangible assets in the North American Forms and Labels reporting unit. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to determine the fair value of the unit, in part based on estimates of future net sales, operating margin and cash flows developed by management. In order to determine the amount of goodwill impairment, the Company also used the third-party appraisal firm to value the significant tangible and intangible long-lived assets of the reporting unit.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs indefinite-lived impairment tests on an annual basis or more frequently in certain circumstances. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

All of the Company’s goodwill and long-lived asset impairment assessments are determined based on established fair value techniques, including discounted cash flow analysis. These analyses require management to estimate both future cash flows and an appropriate discount rate to reflect the risk inherent in the current business model. The assumptions supporting valuation models, including discount rates, are determined using the best estimates as of the date of the impairment review.

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

The Company purchases third-party insurance for workers’ compensation, automobile and general liability claims that exceed a certain level. The Company is responsible for the payment of claims below these insured limits, and consulting actuaries are utilized to estimate the obligation associated with incurred losses, which is recorded in accrued liabilities. Historical loss development factors are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claims experience and settlement. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required.

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management, with the appropriate level of authority, for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Certain restructuring costs are recognized as a cost of acquisitions because the plans were contemplated at the time of the acquisition and were, therefore, included in the purchase price allocation. These restructuring charges and related liabilities are based on contractual obligations or management’s best estimates at the time the charges are recorded.

The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of mergers or acquisitions. Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported in the consolidated statements of operations of future periods.

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company accrues for uncertain tax positions for which it believes a loss is probable and estimable. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical income tax provisions and accruals.

The Company has recorded deferred tax assets related to domestic and foreign tax loss and credit carryforwards. Limitations on the utilization of these tax assets generally apply; accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of September 30 for all years presented. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement benefit plans is approximately 75% for equity securities and approximately 25% for fixed income and other securities.

The expected return on plan assets assumption at September 30, 2005 ranged from 8.0% to 8.5% for the Company’s major U.S and Canadian pension plans and was 8.0% for the Company’s funded U.S. postretirement medical benefit plan. The discount rates used at September 30, 2005 to measure pension and postretirement benefit obligations of the major U.S. and Canadian plans ranged from 5.0% to 5.8%. A one percentage point decrease in the discount rates at September 30, 2005 would increase the pension plans’ accumulated benefit obligation by approximately $345.4 million.

The Company also maintains several pension plans in international locations. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates, and plan participant profiles.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At September 30, 2005, the current weighted average health care trend rate assumption was 10.2% for pre-age 65 participants and 11.9% for post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 6.0%.

A one percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$22.7
Total postretirement benefit service and interest cost components	2.7

A one percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(20.8)
Total postretirement benefit service and interest cost components net	(2.5)

Off Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, the Company does not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial condition, cash flows and certain other information. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes that begin on page F-1.

Non-GAAP Measures

The Company believes that certain non-GAAP measures, when presented in conjunction with comparable GAAP measures, are useful because they are appropriate measures for evaluating the Company’s operating performance. Internally, the Company uses non-GAAP information as an indicator of business performance, and evaluates management’s effectiveness with specific reference to these indicators. These measures should be considered in addition to, not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

Non-GAAP net earnings from continuing operations excludes restructuring, impairment and integration charges, gains or losses on the disposition of investments, the non-cash write-down of the Company’s investment in affordable housing, net income or loss from discontinued operations and the cumulative effect of a change in an accounting principle. The Company used an effective tax rate of 34.8% in 2005 and 38.3% in 2004, which it believes is its pro forma annual tax rate, in calculating non-GAAP net earnings. A reconciliation of GAAP net earnings to non-GAAP net earnings for the years ended December 31, 2005 and 2004 for these adjustments is presented in the following table:

	Twelve months ended December 31, 2005				Twelve months ended December 31, 2004
	Income from continuing operations	Operating margin	Net earnings	Net earnings per diluted share	Income from continuing operations	Operating margin	Net earnings	Net earnings per diluted share
GAAP basis measures	$450.4	5.3%	$137.1	$0.63	$459.2	6.4%	$178.3	$0.88
Non-GAAP adjustments:
Restructuring and impairment charges, net (1)	419.8	5.0%	395.6	1.83	107.4	1.5%	63.7	0.31
Integration charges (2)	8.3	0.1%	5.2	0.02	80.8	1.1%	47.9	0.23
Gain on sale of investments (3)							(13.9)	(0.07)
Non-cash write-down of affordable housing investments (4)							8.5	0.04
Income tax adjustments (5)							(34.1)	(0.16)
Net (income) loss from discontinued operations (6)			(41.5)	(0.19)			80.0	0.39
Cumulative effect of change in accounting principle (7)							6.6	0.03

Total non-GAAP adjustments	428.1	5.1%	359.3	1.66	188.2	2.6%	158.7	0.77

Non-GAAP measures	$878.5	10.4%	496.4	$2.29	$647.4	9.0%	337.0	$1.65

(1)	Restructuring and impairment: Operating results for 2005 and 2004 were affected by the following restructuring and impairment charges:

•	2005 included $362.3 million of non-cash charges for impairment of goodwill and identifiable intangible assets in the Forms and Labels segment; $15.9 million for employee termination costs primarily associated with restructuring actions related to the Moore Wallace acquisition and other actions to restructure operations; $33.8 million of other costs, including $15.7 million associated with the relocation of the Company’s corporate headquarters; $7.8 million for impairment of other long-lived assets.

•	2004 included $81.6 million for employee termination costs, primarily associated with the Moore Wallace acquisition; $3.5 million in other restructuring costs; and $22.3 million of impairment charges, including $13.4 million for the abandonment of certain enterprise software projects.

(2)	Integration charges: Operating income included adjustments to cost of sales for the fair market value of acquired inventory and backlog ($66.9 million in 2004) and other post-acquisition integration charges ($8.3 million in 2005 and $13.9 million in 2004) related to the Moore Wallace acquisition.
(3)	Gain on sale of investments: Investment and other income included a net gain on the disposition of investments in Latin America of $14.3 million ($13.9 million after-tax) in 2004.
(4)	Non-cash write-down of affordable housing investments: Investment and other income included $14.4 million ($8.5 million after-tax) in 2004 for the non-cash write-down of the Company’s investment in affordable housing.
(5)	Income tax adjustments: Income tax expense in 2004 included certain one-time items and adjustments that reduced the Company’s effective tax rate from its estimated pro forma tax rate for the year of 38.3%. These items include the benefit of $30.5 million in reversals of tax accruals for contingencies upon expiration of certain state statutory limitations and $7.1 million for the reversal of a non-U.S. valuation allowance.
(6)	Net income (loss) on discontinued operations: Included in the net income (loss) from discontinued operations in 2005 and 2004 are the results of Peak Technologies (sold on December 22, 2005), Momentum Logistics (shut down in the fourth quarter of 2004) and the package logistics business (sold in October 2004). In 2005, the net income from discontinued operations includes a gain on sale of Peak Technologies of $55.2 million, including the impact of related pre-tax impairment charges of $36.6 million and tax benefits of $93.5 million. Included in the net loss from discontinued operations in 2004 are pretax restructuring charges and impairment charges, related to Momentum Logistics and package logistics of $108.2 million and an after-tax loss on the sale of package logistics of $6.0 million.
(7)	Cumulative effect of change in accounting principle: Amount represents the cumulative effect of change in accounting principle for the adoption of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The cumulative effect reflects the difference between the previous carrying amount of the Company’s investments in certain affordable housing partnerships and the underlying carrying values of the partnerships’ assets and liabilities upon consolidation of these entities into the Company’s consolidated balance sheet.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

The following table shows net sales and income (loss) from continuing operations for each of the Company’s reportable segments. A complete description of the Company’s reportable segments is included in Item 1, “Business.”

	Net Sales (1)		Income (Loss) from Continuing Operations (1)
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004
	(in millions)
Publishing and Retail Services	$4,269.8	$3,821.7	$613.4	$457.9
Integrated Print Communications	2,491.5	1,880.7	279.8	179.8
Forms and Labels	1,668.9	1,454.0	(239.3)	47.9

Total operating segments	8,430.2	7,156.4	653.9	685.6
Corporate	—	—	(203.5)	(226.4)

Total continuing operations	$8,430.2	$7,156.4	$450.4	$459.2

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the year ended December 31, 2005 increased $1,273.8 million, or 17.8%, to $8,430.2 million versus the prior year. Of this increase, $932.0 million was due to acquisitions, most significantly Moore Wallace and Astron. In addition, the increase was driven by volume growth across all businesses in the Publishing and Retail Services segment and in the Dynamic Communications Solutions and direct mail businesses within the Integrated Print Communications segment. Net sales also reflect the pass-through to customers of higher materials prices, offset by the continuing impact of competitive price pressures in most markets. The Forms and Labels segment’s net sales increased due to the impact of the Moore Wallace acquisition, offset by price and volume declines, reflecting the continuing downward trend in demand due to continued electronic substitution primarily in the Forms sector.

Income from continuing operations for the year ended December 31, 2005 was $450.4 million compared to $459.2 million for the year ended December 31, 2004. This decrease reflected restructuring and impairment charges of $419.8 million compared to $107.4 million in 2004. These charges include a non-cash charge of $362.3 million for impairment of goodwill and identifiable intangible assets in the Forms and Labels segment. The impact of these charges was mostly offset by increased earnings from acquisitions, growth in net sales, cost reductions achieved through restructuring actions, productivity efforts, procurement savings and lower acquisition-related costs (including fair-value adjustments for inventory) of $72.5 million.

Cost of sales (exclusive of depreciation and amortization) increased $820.7 million to $6,090.3 million for the year ended December 31, 2005 versus the prior year primarily due to acquisitions and the increased net sales volume. Cost of sales as a percentage of consolidated net sales decreased from 73.6% to 72.2% primarily due to cost reductions achieved through restructuring activities and incremental procurement savings, partially offset by the impact of higher paper prices which were largely passed through to customers and continuing price competition in most markets. Cost of sales for the year ended December 31, 2005 also included the fair value adjustments for inventory of acquired business of $4.1 million compared to $66.9 million of similar adjustments in the year ended December 31, 2004 due to the acquisition of Moore Wallace.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $110.0 million to $1,044.7 million for the year ended December 31, 2005 versus the prior year primarily due to acquisitions and other net sales increases. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 12.4% in 2005 from 13.1% in 2004. This decrease was primarily due to benefits achieved from restructuring activities. Other items impacting this comparison include $7.8 million related to recovery of an international value-added tax refund and the collection of a bankruptcy receivable which was previously written-off, lower bad debt expense and provisions of $27.3 million recorded in the prior year related to litigation, insurance, termination benefits, and sales and use taxes.

For the year ended December 31, 2005, the Company recorded a net restructuring and impairment provision of $419.8 million, compared to $107.4 million in 2004. These charges include $362.3 million for the impairment of goodwill and identifiable intangible assets within the Forms and Labels segment; $15.7 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago; $15.9 million related to workforce reductions of 500 employees (of whom 395 were terminated as of December 31, 2005); and other costs incurred to restructure operations within the business segments. For the year ended December 31, 2004, the charges reflected workforce reductions of 1,368 employees (all of whom were terminated as of December 31, 2005), primarily related to the elimination of duplicative administrative functions resulting from the acquisition of Moore Wallace. Management expects that restructuring activities will continue in 2006 as the Company continues to streamline its manufacturing, sales and administrative operations.

Payments on certain lease obligations associated with various restructuring plans are scheduled to continue until 2011. The Company anticipates that payments associated with employee terminations relating to restructuring actions will be substantially completed by the end of 2006.

Depreciation and amortization increased $39.5 million to $425.0 million for the year ended December 31, 2005 compared to 2004, primarily due to acquisitions. Depreciation and amortization included $58.3 million and $37.1 million of amortization of purchased intangibles related to customer relationships, patents and non-compete covenants for the year ended December 31, 2005 and 2004, respectively.

Net interest expense increased by $24.8 million to $110.7 million for the year ended December 31, 2005 versus 2004 primarily reflecting interest expense related to the issuance of approximately $1.0 billion of debt in March 2004 and $1.0 billion of debt in May 2005 due to the acquisitions of Moore Wallace and Astron, respectively.

Net investment and other expense for the year ended December 31, 2005 was $7.9 million versus $16.5 million in 2004. Included in investment and other expense, net, were charges of $8.1 million and $34.6 million for the year ended December 31, 2005 and 2004, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. During the year ended December 31, 2004, the Company recorded a gain of $14.3 million on the sale of certain investments in Latin America.

The effective income tax rate for the year ended December 31, 2005 was 71.5%, primarily reflecting the charge for impairment of goodwill of $353.6 million, for which the Company did not record any tax benefit. For the year ended December 31, 2004, the effective income tax rate was 25.9%. In addition to the impact of the goodwill impairment charge, the higher effective rate in 2005 reflects lower reversals of state tax contingencies upon the expiration of certain state statutory limitations ($6.7 million in 2005 compared to $30.5 million in 2004), lower affordable housing credits ($2.7 million and $8.8 million in 2005 and 2004, respectively) and the impact of the 2004 sale of an investment in Latin America. These impacts were partially offset by the reduction of $13.5 million in non-U.S. valuation allowances compared to total reductions of non-U.S. valuation allowances of $7.1 million in 2004.

Earnings from continuing operations before cumulative effect of change in accounting principle for the year ended December 31, 2005 was $95.6 million, or $0.44 per diluted share, compared to $264.9, million or $1.30 per diluted share, for the year ended December 31, 2004. In addition to the factors discussed above, the per-share results reflect an increase in weighted average diluted shares outstanding of 12.5 million shares primarily due to the acquisition of Moore Wallace, partially offset by share repurchases.

Income from discontinued operations, net of tax, for the year ended December 31, 2005 was $41.5 million and was primarily related to Peak. The loss from discontinued operations, net of tax, for the year ended December 31, 2004 was $80.0 million, and included the results of Momentum Logistics, Inc. (“MLI”) and package logistics prior to their dispositions. A net gain on the sale of Peak of $55.2 million, including pre-tax impairment charges of $36.6 million and tax benefits of $93.5 million, is included in the income from discontinued operations, net of tax, compared to $118.3 million ($59.6 million after-tax) in impairment charges and loss on sale for MLI and the Company’s package logistics business included in the 2004 loss from discontinued operations, net of tax.

For the year ended December 31, 2004, the Company recorded a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of the Financial Accounting Standards Board Interpretation No. 46R “Consolidation of Variable Interest Entities.” The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Management does not believe that the consolidation of these partnerships will have an ongoing material effect on the Company’s consolidated annual results of operations, cash flows or financial condition.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and non-GAAP adjustments within the Publishing and Retail Services segment:

	Year Ended December 31,
	2005	2004
	(in millions)
Net sales	$4,269.8	$3,821.7
Income from continuing operations	613.4	457.9
Operating Margin	14.4%	12.0%
Non-GAAP adjustments:
Restructuring and impairment charges—net	15.8	46.3
Integration charges	0.4	0.4

Non-GAAP income from continuing operations	$629.6	$504.6

Non-GAAP operating margin	14.7%	13.2%

Net sales for the Publishing and Retail Services segment for the year ended December 31, 2005 were $4,269.8 million, an increase of $448.1 million, or 11.7%, compared to 2004. Of this increase, $125.9 million was due to the Moore Wallace, Asia Printers, Charlestown, Poligrafia and Spencer acquisitions. The remaining increase resulted from strong volume increases across all businesses in the segment and higher paper prices passed on to customers, partially offset by downward price pressures. Net sales increases in the magazine, catalog and retail business were driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, the increased net sales reflected higher consumer, education, and juvenile book volume. Consumer and juvenile volume was driven by strong performance of customers’ titles, and education volume reflected the impact of increased elementary and high school textbook volume driven by state adoption cycles. Net sales in the book business also reflected gains in the telecommunications and technology market and the impact of higher paper prices, partially offset by lower prices on major customer contract renewals. Net sales for the directories business also increased, primarily reflecting higher volume from most major customers and the impact of higher paper prices passed on to customers. Logistics net sales increased due to the Moore Wallace acquisition, strong volumes in the domestic print platform, growth in third party sales and higher fuel prices passed on to customers. Premedia net sales increased, also driven by higher print volumes, as well as work for new customers, offset by continuing price pressures in this market. Net sales in Europe and Asia increased sharply from 2004. In Europe, this increase reflected higher telecommunication and technology, directory, magazine and retail volume, reflecting further penetration in these markets and the acquisition of Poligrafia. In Asia, the Company’s net sales improvement was driven by strong gains in book production for the U.S. market, both from the Asia Printers acquisition and organic growth. Asian volume increases also reflected strong growth with telecommunications and technology customers.

On a GAAP basis, Publishing and Retail Services’ income from continuing operations increased $155.5 million, including the impact of lower restructuring and impairment charges, and integration charges of $30.5 million. Non-GAAP income from continuing operations for the Publishing and Retail Services segment for the year ended December 31, 2005 of $629.6 million increased $125.0 million, or 24.8%, compared to the prior year. In addition to the net sales increase, the increase in GAAP and non-GAAP income from continuing operations included the benefits of cost reduction actions and procurement savings, partially offset by inflationary increases in wages, benefits and energy costs. The significant growth in operating income was achieved across all of the segment’s businesses. Non-GAAP operating margins in Publishing and Retail Services increased to 14.7% in 2005 from 13.2% in 2004.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and non-GAAP adjustments within the Integrated Print Communications segment:

	Years Ended December 31,
	2005	2004
	(in millions)
Net sales	$2,491.5	$1,880.7
Income from continuing operations	279.8	179.8
Operating margin	11.2%	9.6%
Non-GAAP adjustments:
Restructuring and impairment charges—net	10.8	16.4
Fair market value adjustment for inventory and backlog related to acquisitions	—	17.5
Integration charges	0.5	3.6

Non-GAAP income from continuing operations	$291.1	$217.3

Non-GAAP operating margin	11.7%	11.6%

Net sales for the Integrated Print Communications segment for the year ended December 31, 2005 were $2,491.5 million, an increase of $610.8 million, or 32.5%, compared to 2004. Of this increase $577.1 million was due to the acquisitions of Moore Wallace, Astron and Asia Printers. The remaining increase in net sales was primarily driven by the Dynamic Communications Solutions and direct mail businesses. Dynamic Communications Solutions experienced a strong increase in net sales compared to 2004, primarily driven by volume in services to the mutual fund industry. Net sales in the direct mail business grew as increased long run marketing programs for financial and not-for-profit markets more than offset revenue decreases related to prior year facility closures and customer losses. In addition to the impact of the Moore Wallace acquisition, short-run commercial print net sales were up slightly from 2004 as pricing pressures nearly offset volume growth. Global capital markets net sales decreased from 2004 as transactional volume declines were only partially offset by an increase in compliance volume.

On a GAAP basis, income from continuing operations increased $100.0 million. Fair market value adjustments of inventory acquired in the Moore Wallace acquisition resulted in charges of $17.5 million in 2004 and net restructuring, impairment and integration charges declined $8.7 million from 2004. Non-GAAP income from continuing operations for the Integrated Print Communications segment for the year ended December 31, 2005 increased $73.8 million to $291.1 million due to acquisitions, Dynamic Communications Solutions and direct mail volume growth, benefits achieved from restructuring actions, including plant consolidations and other cost reduction initiatives. Non-GAAP operating margins increased to 11.7% in 2005 from 11.6% in 2004.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and non-GAAP adjustments within the Forms and Labels segment:

	Years Ended December 31,
	2005	2004
	(in millions)
Net sales	$1,668.9	$1,454.0
Income (loss) from continuing operations	(239.3)	47.9
Operating margin	-14.3%	3.3%
Non-GAAP adjustments:
Restructuring and impairment charges—net	368.3	25.0
Fair market value adjustment for inventory and backlog related to the Moore Wallace acquisition	—	49.4
Integration charges	0.9	3.2

Non-GAAP income from continuing operations	$129.9	$125.5

Non-GAAP operating margin	7.8%	8.6%

Net sales for the Forms and Labels segment increased $214.9 million, or 14.8%, to $1,668.9 million due to the Moore Wallace acquisition. Overall, the forms and labels industry is in secular decline due to electronic substitution, with the pace of the decline difficult to predict. Excluding the impact of the Moore Wallace acquisition, both the U.S. and Canada forms and labels businesses experienced a continuing decline in net sales as this industry continues to be adversely affected by electronic substitution and intense price competition related to excess industry capacity. Net sales in Latin America, including the commercial print and catalog, magazine and book businesses, increased due to higher volume and favorable foreign currency exchange rates.

On a GAAP basis, income from continuing operations decreased $287.2 million from 2004, primarily reflecting the non-cash charge for impairment of goodwill and identifiable intangible assets of $362.3 million in 2005. Other net restructuring and impairment charges decreased $19.0 million. In addition, 2004 results include $49.4 million in charges related to the fair market value adjustment of inventory and backlog due to the Moore Wallace acquisition. Non-GAAP income from continuing operations for the year ended December 31, 2005 was $129.9 million, an increase of $4.4 million from 2004. This increase was due to the Moore Wallace acquisition and significant improvements in the Latin American operating results. Non-GAAP operating margins in Forms and Labels declined to 7.8% from 8.6% in the prior year, reflecting price pressures and volume declines, partially offset by cost savings from restructuring actions.

Corporate

The following table summarizes operating expenses and non-GAAP adjustments within the Corporate segment:

	Years Ended December 31,
	2005	2004
	(in millions)
Operating expenses	$203.5	$226.4
Non-GAAP adjustments:
Restructuring and impairment charges—net	(24.9)	(19.7)
Integration charges	(6.5)	(6.7)

Non-GAAP operating expenses	$172.1	$200.0

On a GAAP basis, corporate operating expenses decreased $22.9 million despite an increase in restructuring, impairment and integration charges of $5.0 million. In 2005, $15.7 million of the net restructuring and impairment charges are related to the consolidation and relocation of the global headquarters within Chicago. Corporate non-GAAP operating expenses decreased $27.9 million to $172.1 million for the year ended December 31, 2005. The current year corporate expenses reflect the inclusion of Moore Wallace for a full year compared to the prior year’s corporate expense that only included corporate expense attributable to Moore Wallace after the acquisition date. The decrease in corporate expense reflects the benefits achieved through restructuring actions and cost containment initiatives, partially offset by increased incentive compensation expenses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales		Income (Loss) from Continuing Operations
	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
	(in millions)
Publishing and Retail Services	$3,821.7	$3,508.8	$457.9	$420.4
Integrated Print Communications	1,880.7	540.9	179.8	11.4
Forms and Labels	1,454.0	132.9	47.9	(21.7)

Total operating segments	7,156.4	4,182.6	685.6	410.1
Corporate	—	—	(226.4)	(117.4)

Total continuing operations	$7,156.4	$4,182.6	$459.2	$292.7

Consolidated

Net sales for 2004 increased $2,973.8 million, or 71.1% to $7,156.4 million versus the prior year. The increase was primarily due to the Moore Wallace acquisition ($2,669.6 million) and increased volumes in the Integrated Print Communications and Publishing and Retail Services segments. Net sales increases in the Publishing and Retail Services segment reflected volume increases across all business as well as favorable foreign currency exchange in international operations. Improved volumes in the Integrated Print Communications segment were attributable to the Global Capital Markets business, which benefited from improved capital market transaction levels in the U.S. and international markets.

Income from continuing operations for 2004 increased $166.5 million, or 56.9%, versus the prior year to $459.2 million. The increase was primarily due to the Moore Wallace acquisition and improved operating results in 2004, which more than offset a $66.9 million adjustment for the fair value of inventory and backlog from the Moore Wallace acquisition, $107.4 million of net restructuring and impairment charges ($12.5 million in 2003), higher pension and post retirement expenses and $13.9 million of total integration related charges in 2004.

Cost of sales increased $2,184.0 million to $5,269.6 million for 2004 versus the prior year, primarily due to the Moore Wallace acquisition ($1,957.4 million). Acquisition and integration costs included in cost of sales related to a charge associated with fair value adjustments for inventory and backlog ($66.9 million) and $5.3 million primarily related to equipment transfers and facility reconfigurations. These increases were partially offset by benefits achieved through restructuring and cost reduction initiatives, incremental procurement savings, and higher by-product recoveries of $13.3 million, that are recognized as a reduction of cost of sales.

Selling, general and administrative expenses increased $413.2 million versus the prior year, to $934.7 million for 2004, primarily due to the Moore Wallace acquisition ($437.9 million). Selling, general and administrative expenses as a percentage of consolidated net sales increased to 13.1% in 2004 from 12.5% in 2003. This increase was primarily due to provisions of $27.3 million related to litigation, insurance, termination benefits and sales and use taxes, as well as a $31.3 million increase in certain employee incentive related costs for 2004 versus the prior year. The Company incurred $7.5 million in third party costs in 2004 associated with Sarbanes-Oxley Act compliance for auditor attestation and Company readiness. Also included in 2004 were $8.6 million of integration charges related to the Moore Wallace acquisition. In addition, the Company recognized $34.2 million of pension and postretirement expense in 2004 versus $4.2 million of expense in 2003 due to changes in actuarial benefit assumptions and the inclusion of benefit obligations acquired in the Moore Wallace acquisition.

During 2004, the Company recorded net restructuring and impairment charges of $107.4 million. These charges included $85.1 million for workforce reduction costs (approximately 1,368 positions) primarily related to the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and the reorganization of certain operating activities, as well as lease exit costs. For 2004, the Company recorded impairment charges of $22.3 million. The impairment charges primarily included $14.0 million for the abandonment of certain Publishing and Retail Services related enterprise software projects and other assets, $2.1 million for the write-down of a Publishing and Retail Services customer contract and $6.2 million related to software and other assets in the Forms and Labels and Integrated Print Communications segments. During 2003, the Company recorded $12.5 million of net restructuring and impairment charges, primarily related to workforce reductions (approximately 279 positions), the relocation of employees and equipment from closed facilities and the curtailment of the Company’s postretirement benefit plan.

Depreciation and amortization increased $115.2 million to $385.5 million for 2004 compared to 2003, which was more than accounted for by the Moore Wallace acquisition. Acquisition related depreciation and amortization included $36.7 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete.

Interest expense, net, increased by $34.5 million for 2004 versus 2003, primarily due to the $1.0 billion of debt issued in conjunction with the Moore Wallace acquisition.

Investment and other expense, net, for 2004 was $16.5 million versus $12.9 million for 2003. The change was due to a higher write-down of affordable housing investments ($34.6 million in 2004 versus $23.3 million in 2003) that was partially offset by higher net gains on the disposals of investments in 2004 (which included a $14.3 million gain on sale of certain investments in Latin America). The write-downs of affordable housing investments in 2004 and 2003 reflected declines in the estimated fair market values of the Company’s affordable housing investments.

For 2004, the difference between the effective tax rate and the statutory tax rate primarily relates to the benefit associated with the reversal of tax contingencies upon the expiration of certain state statutory limitations ($30.5 million), the reversal of a non-U.S. valuation allowance ($7.1 million) and affordable housing credits ($8.8 million).

Earnings from continuing operations for 2004 increased by $76.4 million versus the prior year to $264.9 million, or $1.30 per diluted share. For 2003, net earnings from continuing operations were $188.5 million, or $1.65 per diluted share. Net earnings per share in 2004 reflect the impact of the 102.1 million shares issued in conjunction with the Moore Wallace acquisition. Net earnings for 2004 also reflect the incremental results of the Moore Wallace acquisition and improved operating results, which more than offset the unfavorable impact of the fair value adjustment of inventory and backlog and net restructuring and impairment and integration charges.

Net loss from discontinued operations was $80.0 million for 2004 compared to a net loss of $12.0 million in 2003. The net loss for 2004 was primarily due to net restructuring and impairment charges of $109.1 million. During the first quarter of 2004, the Company recorded an impairment charge of $13.9 million for the goodwill, intangibles and fixed assets of momentum Logistics, Inc. (MLI), as the carrying value of the assets exceeded the future cash flows expected to be generated by the assets. During the second quarter of 2004, the Company recorded an impairment charge of $89.1 million in conjunction with the then pending disposition of its package logistics business, as the fair value was less than the carrying amount of the net assets. Fair value was determined by using management’s best estimate of the amounts for which the net assets could be sold in the marketplace. The results of discontinued operations for 2004 reflected restructuring charges of $0.5 million recorded prior to the decision to dispose of the package logistics business and $4.7 million for the shutdown of MLI. These restructuring charges included workforce reduction (750 employees) and lease exit costs. Also included in the net loss from discontinued operations was a net loss of $10.1 million related to Peak, which included restructuring charges of $0.9 million for workforce reductions (57 employees).

For 2004, the Company recorded a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of the Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and the underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Management does not believe that the consolidation of these partnerships will have an ongoing material effect on the Company’s consolidated results of operations or financial position.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and non-GAAP adjustments within the Publishing and Retail Services segment:

	Years Ended December 31,
	2004	2003
	(in millions)
Net sales	$3,821.7	$3,508.8
Income from continuing operations	457.9	420.4
Operating margin	12.0%	12.0%
Non-GAAP adjustments:
Restructuring and impairment charges—net	46.3	2.8
Integration charges	0.4	—

Non-GAAP income from continuing operations	$504.6	$423.2

Non-GAAP operating margin	13.2%	12.1%

Net sales for the Publishing and Retail Services segment for 2004 were $3,821.7 million, an increase of $312.9 million, or 8.9%, compared to 2003, primarily due to the Moore Wallace acquisition ($75.2 million) and volume increases across all businesses in the segment. Net sales in the magazine, catalog and retail business increased in 2004 versus the prior year due to volume increases related to major customers and increased paper prices that were partially offset by industry pricing pressures. Net sales in the directories business for 2004 increased versus the prior year due to volume improvements that more than offset pricing pressures. The net sales for the premedia business benefited from higher volumes from both existing Publishing and Retail Services and third-party customers. Net sales for the logistics business reflected increased print logistics and expedited service volumes due to growth in volume from existing Publishing and Retail Services and third-party customers. The book business benefited from improved sales in the educational book market in the second half of 2004. The international operations in this segment, which benefited from improved volumes and favorable foreign currency exchange, also contributed to the sales increases.

On a GAAP basis, income from continuing operations increased $37.5 million, reflecting net restructuring charges of $30.2 million and impairment charges of $16.1 million in 2004 compared to total restructuring and impairment charges of $2.8 million in 2003. The 2004 restructuring charges primarily related to employee terminations as the Company continued to focus on reducing its operating cost structure. The 2004 impairment charge primarily included $14.0 million for the abandonment of certain enterprise software projects and other assets and $2.1 million for the write-down of a customer contract. Non-GAAP income from continuing operations for the Publishing and Retail Services segment for 2004 increased $81.4 million, or 19.2%, to $504.6 million compared to 2003 due to the Moore Wallace acquisition ($19.3 million) and improved operating results across all businesses within the Publishing and Retail Services segment generated from improved volumes, productivity, by-product recoveries, cost containment and incremental procurement savings offset by and increased employee related incentive costs.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and non-GAAP adjustments within the Integrated Print Communications segment:

	Years Ended December 31,
	2004	2003
	(in millions)
Net sales	$1,880.7	$540.9
Income from continuing operations	179.8	11.4
Operating margin	9.6%	2.1%
Non-GAAP adjustments:
Restructuring and impairment charges—net	16.4	5.3
Fair market value adjustment for inventory and backlog related to the Moore Wallace acquisition	17.5	—
Integration charges	3.6	—

Non-GAAP income from continuing operations	$217.3	$16.7

Non-GAAP operating margin	11.6%	3.1%

Net sales for the Integrated Print Communications segment increased by $1,339.8 million to $1,880.7 million in 2004 compared to the prior year primarily due to the Moore Wallace acquisition ($1,285.7 million) and increased global capital markets sales resulting from increased volume and increased volume in services to the mutual fund industry.

Because the Integrated Print Communications segment’s results only reflect the acquired operations of Moore Wallace subsequent to the acquisition Date, management believes that the following comments related to the revenue trends affecting the acquired operations in the segment for 2004 versus the results for 2003 are relevant. Short-run commercial print results reflected the continued pressures from price erosion related to excess capacity in the industry. Increased volumes reflected increased cross-selling activities into the commercial print facilities. Growth in the Dynamic Communications Solutions business was attributable to new customer volumes and increased activity across most industry sectors served. These increases more than offset pricing pressure and a slowdown in the mortgage refinancing market. Declines in the direct mail businesses related to facility closures and pricing and volume pressures at existing customers that were partially offset by new customer and new program growth.

On a GAAP basis, income from continuing operations for 2004 included $16.4 million of net restructuring and impairment charges across the financial print and direct mail businesses, $17.5 million of charges for the fair market value adjustment for inventory and backlog, $19.3 million of amortization of purchased intangibles and $3.6 million of integration costs related to the Moore Wallace acquisition. The 2003 income from continuing operations included $5.3 million of restructuring and impairment charges. Non-GAAP income from continuing operations for the Integrated Print Communications segment for 2004 increased $200.6 million to $217.3 million versus 2003, due to the Moore Wallace acquisition ($136.2 million), volume increases and benefits achieved from prior year restructuring actions and other cost reduction efforts.

Forms and Labels

The following table summarizes net sales, income (loss) from continuing operations and non-GAAP adjustments within the Forms and Labels segment:

	Years Ended December 31,
	2004	2003
	(in millions)
Net sales	$1,454.0	$132.9
Income (loss) from continuing operations	47.9	(21.7)
Operating Margin	3.3%	-16.3%
Non-GAAP adjustments:
Restructuring and impairment charges—net	25.0	4.2
Fair market value adjustment for inventory and backlog related to the Moore Wallace acquisition	49.4	—
Integration charges	3.2	—

Non-GAAP income from continuing operations	$125.5	$(17.5)

Non-GAAP operating margin	8.6%	-13.2%

Net sales for 2004 increased $1,321.1 million to $1,454.0 million primarily due to the Moore Wallace acquisition ($1,308.6 million). Because the Forms and Labels segment results primarily reflect the acquired operations of Moore Wallace subsequent to the acquisition date, management believes that the following comments in relation to the revenue trends affecting net sales in the Forms and Labels segment for 2004 versus 2003 are relevant. The forms and labels industry is in secular decline, but the pace of this decline remains difficult to predict. The business continued to be adversely affected by volume declines attributable to continuing industry-wide trends of electronic substitution for higher margin multi-part and other long-run forms products and price competition related to excess capacity in the industry.

Income from continuing operations for 2004 of $47.9 million included $49.4 million of charges for the fair market value adjustment for inventory and backlog, $17.4 million of amortization of purchased intangibles and $3.2 million of integration costs related to the Moore Wallace acquisition. In addition, the 2004 operating results included $25.0 million of net restructuring and impairment charges related to the reorganization of the segment subsequent to the Moore Wallace acquisition. In addition to $4.2 million of restructuring and impairment charges, the 2003 results include a provision for doubtful accounts receivable of $6.3 million.

Corporate

Corporate operating expenses for 2004 increased $109.0 million to $226.4 million versus the same period in 2003. The increase is primarily due to the Moore Wallace acquisition, restructuring charges of $19.7 million primarily for workforce reductions, integration charges of $6.8 million, provisions for litigation, insurance, termination benefits and sales and use taxes of $27.3 million and lower benefit plan earnings. In addition, 2004 included increased employee related incentive costs ($20.1 million) and incremental third party costs associated with Sarbanes-Oxley Act compliance ($7.5 million). These increases were partially offset by benefits achieved through restructuring actions and cost containment initiatives taken during the year.

RESTRUCTURING, IMPAIRMENT, AND ACQUISITION-RELATED CHARGES

During 2005, the Company recorded restructuring and impairment charges of $419.8 million, including $362.3 million in non-cash charges for the impairment of goodwill and identifiable intangible assets within the Forms and Labels segment. This impairment charge was the result of the Company’s annual goodwill impairment analysis and relates to the North American Forms and Labels reporting unit within the Forms and Labels segment. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-

party appraisal firm to determine the fair value of the unit, in part based on estimates of future cash flows developed by management. In order to determine the amount of goodwill impairment, the Company also used the outside appraisal firm to value the significant tangible and intangible long-lived assets of the reporting unit. The impairment analysis reflected that the estimated fair value of the North American Forms and Labels reporting unit had declined since the Company previously performed this annual test in 2004. The decline in estimated value of the reporting unit was primarily attributable to changes in estimated future revenues and cash flows for the business. In 2005, the business was impacted by larger-than-expected price and volume declines driven by the ongoing drop in market demand. The Company has incorporated these changes in market trends into its estimates of future revenues and cash flows, resulting in the lower estimated fair value.

Also reflected in 2005 restructuring and impairment charges was $15.7 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago, $15.9 million related to workforce reductions of 500 employees (of whom 395 were terminated as of December 31, 2005) and $18.1 million in other costs incurred to restructure operations within the business segments.

Throughout 2004, management approved and initiated various plans to restructure the operations of the Company predominantly in connection with the Moore Wallace acquisition. These included plans to eliminate certain duplicative functions and vacate redundant facilities in order to reduce the Company’s cost structure. As a result, the Company recorded $85.1 million of net restructuring charges that are included in the 2004 results of operations. Additionally, for 2004, the Company recorded $24.7 million of restructuring costs to exit certain operations and activities of Moore Wallace, which were contemplated at the time of the acquisition and therefore the related restructuring costs were capitalized as a cost of the acquisition.

For 2004, the Company recorded impairment charges of $22.3 million. The impairment charges included $14.0 million for the abandonment of certain Publishing and Retail Services related enterprise software projects and other assets and $2.1 million for the write-down of a Publishing and Retail Services customer contract. Additional impairment charges related to software and other assets in the Forms and Labels ($4.3 million) and Integrated Print Communications ($1.9 million) segments.

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

Acquisition and integration costs of $80.8 million were recorded in 2004. The acquisition and integration costs recorded in cost of sales of $72.2 million related to fair value adjustments for inventory and backlog ($66.9 million) as well as to equipment transfers from vacated facilities, facility reconfiguration due to consolidations, training and travel in the Forms and Labels ($1.6 million), Integrated Print Communications ($3.5 million), and Publishing and Retail Services ($0.2 million) segments. Selling, general and administrative expenses included acquisition and integration costs of $8.6 million for consulting expenses associated with system integration and facility reconfiguration expenses due to office consolidations, in the Forms and Labels ($1.6 million), Integrated Print Communications ($0.1 million), Publishing and Retail Services ($0.2 million) and Corporate ($6.7 million) segments.

In 2006, the Company expects to realize the cost savings associated with the restructuring actions taken in 2005, primarily through reduced employee and facility costs. The Company anticipates that payments associated with employee terminations ($14.6 million) related to its various restructuring programs will be substantially complete by the fourth quarter of 2006. The Company anticipates that payments associated with lease exit costs ($21.2 million) will be substantially complete by 2011. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge and cash payments related to these lease obligations. The Company expects to identify further cost reduction opportunities which may result in additional restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, capital expenditures as necessary to support growth and productivity improvement, interest and principal on the Company’s debt obligations, additional acquisitions, future common stock repurchases based upon market conditions, completion of restructuring programs, and dividend payments that may be approved by the board of directors. Additional sources of liquidity include a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $971.5 million for the year ended December 31, 2005, compared to net cash provided by operating activities of continuing operations of $759.4 million for the same period last year. The increase reflects the impact of acquisitions and improved operating results driven by volume growth and cost reduction actions.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the year ended December 31, 2005 was $1,621.9 million versus net cash used in investing activities of continuing operations of $119.5 million for the year ended December 31, 2004. For the year ended December 31, 2005, capital expenditures were $471.0 million versus $265.2 million for the year ended December 31, 2004. The increase was driven primarily by investments to update the Publishing and Retail Services manufacturing platform and support new businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2006 will be between $350 and $370 million. Cash used in acquisitions of businesses, net of cash acquired, includes the acquisitions of Astron, Asia Printers, Charlestown, Poligrafia, Spencer and CMCS in 2005 compared to the net cash acquired in the 2004 all-stock acquisition of Moore Wallace. During the year ended December 31, 2005, the Company received $43.4 million in proceeds from the sale of various assets. During the year ended December 31, 2004, the Company received $37.5 million on the sale of an investment in Latin America, $36.8 million on the sale of miscellaneous assets, and $5.3 million from an eminent domain settlement with the state of Georgia.

Cash Flows From Financing Activities

Net cash provided by financing activities of continuing operations for the year ended December 31, 2005 was $378.5 million compared to net cash used in financing activities of continuing operations of $191.8 million in 2004. The change primarily related to the issuance of $1.0 billion of debt related to the acquisition of Astron, offset by purchases of Company shares pursuant to the Company’s share repurchase program and the increase in cash dividends paid in the current year on the incremental shares issued in conjunction with the Moore Wallace acquisition. During the year ended December 31, 2005, the Company purchased approximately 8.5 million shares of its common stock at a total cash cost of $270.4 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. At the time of the repurchase, two of the Company’s then directors were affiliated with GSC. Both directors recused themselves from deliberations related to the repurchase. The remaining stock purchases during the year were made in the open market.

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for 2005 was $4.6 million including the proceeds from the sale of Peak compared to net cash provided by discontinued operations of $115.6 million in 2004, including the sale of the package logistics business.

Other

An additional source of liquidity at year-end was the Company’s short-term investments in the amount of $230.1 million, which primarily consists of certificate and short-term deposits and money market funds. These investments are with institutions of sound credit rating, are highly liquid and are classified as “cash and cash equivalents.”

Dividends

Cash dividends paid to shareholders totaled $223.4 million, $200.8 million and $115.7 million in 2005, 2004 and 2003, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2006. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s board of directors. On January 5, 2006, the board of directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2006 to shareholders of record on February 10, 2006.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations as of December 31, 2005:

	Payments Due In
	Total	2006	2007	2008	2009	2010	Thereafter
	(in millions)
Total debt	$2,641.0	$270.4	$7.2	$5.2	$403.8	$502.8	$1,451.6
Operating leases	555.3	121.5	97.4	70.7	55.6	39.0	171.1
Other (1)	245.6	145.9	33.4	32.6	31.8	1.9	—

Total	$3,441.9	$537.8	$138.0	$108.5	$491.2	$543.7	$1,622.7

(1)	Other represents contractual obligations for outsourced services ($131.5 million) and the purchase of property, plant and equipment ($99.4 million) and restructuring related severance payments ($14.6 million).

Based on interest rates and debt outstanding, including related derivative financial instruments, at December 31, 2005, the Company expects to pay approximately $127.8 million in interest in 2006, which is not reflected above. In addition, the Company expects to make cash contributions of approximately $16 million to its pension plans and approximately $17 million to its postretirement benefit plans in 2006, which are not reflected above.

On February 22, 2006, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of the Company’s common stock.

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

The Company has a $1.0 billion five-year unsecured revolving credit facility (the “Facility”), including letters of credit, that can be used for general corporate purposes and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of December 31, 2005, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.10% on the total unused portion of the Facility. The Company also has $226.0 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2005, the Company had $66.0 million in outstanding letters of credit, of which $48.7 million reduced availability under the Company’s credit facilities. At December 31, 2005, approximately $1.1 billion was available under the Company’s credit facilities. Additionally, as of December 31, 2005, there were no borrowings under the Company’s $1.0 billion commercial paper program.

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

The Company was in compliance with its debt covenants as of December 31, 2005.

As of December 31, 2005, $500.0 million of debt securities were available for issuance by the Company under a registration statement on Form S-3 filed by the Company with the Securities and Exchange Commission.

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

In the second quarter of 2005, the Company also entered into cross currency swaps with an aggregate notional value of $948.8 million (British pound sterling “GBP” 520.0 million), which exchange GBP for U.S. dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. These swaps expire in 2010 ($455.0 million notional amount) and 2015 ($493.8 million notional amount).

The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of GBP denominated foreign operations. At December 31, 2005, the fair market value of these cross-currency swaps of $16.2 million is included in other assets.

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As part of its interest rate risk management program, at December 31, 2005, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the Company’s 5.0% debentures due November 2006. At December 31, 2005, the fair market value of these swaps of $1.2 million was included in accrued liabilities on the Consolidated Balance Sheet.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2005, all of the Company’s outstanding term debt is comprised of fixed-rate debt, with the exception of the $200.0 million of fixed-rate debt that was swapped to floating rates. The Company’s exposure to interest rate risk is mitigated by its investment in short-term marketable securities. As of December 31, 2005, the Company has short-term investments of $230.1 million consisting primarily of short-term deposits and money market funds. The interest rates on these investments are generally tied to market rates.

The Company is exposed to the impact of foreign currency fluctuations. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2005, the notional amount of the Company’s outstanding forward contract was $6.9 million. Unrealized gains and losses from this foreign currency contract were not significant at December 31, 2005. The Company does not use derivative financial instruments for trading or speculative purposes.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2005, 2004 and 2003, the Company adopted various accounting standards as described in Note 22, New Accounting Pronouncements, to the consolidated financial statements, none of which had a material effect on the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 22, New Accounting Pronouncements, to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2005, all of the Company’s outstanding term debt was comprised of fixed-rate debt, with the exception of $200.0 million fixed-rate debt that was swapped to floating rates. The Company’s exposure to interest rate risk is mitigated by its investment in short-term marketable securities. As of December 31, 2005, the Company had short-term investments of $230.1 million consisting primarily of short-term deposits and money market funds. The interest rates on these investments are generally tied to market rates.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues, expenses and other transactions are not in the local currency of the operating unit, the Company selectively enters into foreign currency forward contracts to hedge the currency risk. As of December 31, 2005 and 2004, the notional amount of the Company’s outstanding forward contracts was $6.9 million and $14.8 million, respectively.

The Company assesses market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would not have a material effect on interest income/expense, foreign currency gains and losses, and cash flows; and would change the fair values of fixed rate debt at December 31, 2005 and 2004 by approximately $91 million and $58 million, respectively.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is limited due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2005, 2004 or 2003. The Company maintains provisions for potential credit losses and any such losses to date have been within the Company’s expectations.

Commodities

The primary raw materials used by the Company are paper and ink. To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Management believes a hypothetical 10% change in the price of paper and other raw materials would not have a significant effect on the Company’s consolidated annual results of operations or cash flows because these costs are generally passed through to its customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has not evaluated the internal control over financial reporting related to its ownership interest in certain investment partnerships, all of which were in existence prior to December 31, 2003 (see Note 8, Investments in Affordable Housing, to the consolidated financial statements). These investment partnerships have been consolidated in the Company’s financial statements in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” and would not have been consolidated in the absence of this guidance. The Company does not have the ability to dictate or modify the controls of these investment partnerships and does not have the ability, in practice, to assess those controls. Therefore, management’s conclusion regarding the effectiveness of its internal controls over financial reporting set forth below does not extend to these investment partnerships. The consolidated financial statements as of and for the year ended December 31, 2005 include assets of $16.9 million pertaining to these investment partnerships, which represent less than one percent of the Company’s consolidated total assets.

Based on this assessment, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting, except that management’s conclusion does not extend to the investment partnerships described in Note 8, Investments in Affordable Housing, to the consolidated financial statements.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in its report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of R.R. Donnelley & Sons Company

Chicago, Illinois:

We have audited management’s assessment, included in the accompanying “Item 9A. Controls and Procedures,” that R.R. Donnelley & Sons Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Item 9A. Controls and Procedures,” management excluded from their assessment the internal control over financial reporting related to the Company’s ownership interest in certain investment partnerships, all of which were in existence prior to December 31, 2003, which were consolidated in the Company’s financial statements in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” and would not have been consolidated in absence of this guidance, as the Company does not have the ability to dictate or modify the controls of these investment partnerships, and does not have the ability, in practice, to assess those controls. The consolidated financial statements as of and for the year ended December 31, 2005 include assets of $16.9 million pertaining to these investment partnerships, which represent less than one percent of the Company’s consolidated total assets. Accordingly, our audit did not include the internal control over financial reporting at these investment partnerships. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements (which report includes an explanatory paragraph concerning the Company’s acquisition on February 27, 2004 of all the outstanding shares of Moore Wallace Incorporated).

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 1, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “About the Current Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 25, 2006 (the “2006 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

The Company has adopted a policy statement entitled Code of Ethics that applies to our chief executive officer and our senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is necessary, the Company intends to post such information on its web site, www.rrdonnelley.com. A copy of our Code of Ethics has been filed as Exhibit 14 to our Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the material under the captions “Director Compensation,” “Executive Compensation,” “Retirement Benefits,” and “Executive Agreements” of the 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2006 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2005 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
(in thousands)	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	9,057.0	$31.15	2,550.5	(5)
Equity compensation plans not approved by security holders(3)	3,464.5	27.36	5,031.3

Total	12,521.5	30.11	7,581.8

(1)	On the Moore Wallace acquisition date, stock options and units outstanding under various Moore Wallace plans, other than the Moore Wallace 2003 Long-Term Incentive Plan, (pursuant to which no subsequent awards may be made) were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2005, 1,123,838 shares were issuable upon the exercise of stock options with a weighted average exercise price per share of $17.87. Information regarding these awards is not included in the table.

(2)	Includes 1,071,233 shares issuable upon the vesting of restricted stock units and 1,380,000 shares issuable upon the vesting of performance units (assuming that maximum performance levels are achieved) issued under the Company’s 2004 Performance Incentive Plan.
(3)	Represents the Donnelley Shares Stock Option Plan, the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 965,562 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.
(4)	Restricted stock units and performance units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,000,000 in the aggregate, excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company, of which 1,731,770 remain available for issuance. The number of available shares assumes that, with respect to outstanding performance units, maximum performance levels will be achieved.

Moore Wallace 2003 Long-Term Incentive Plan

Upon acquiring Moore Wallace, the Company assumed the Moore Wallace 2003 Long-Term Incentive Plan (2003 LTIP) pursuant to which subsequent awards can be made. The shareholders of Moore Wallace previously had approved the 2003 LTIP. Under the 2003 LTIP, all employees of Moore Wallace and its subsidiaries who have demonstrated significant management potential or who have the capacity for contributing in a substantial measure to the successful performance of Moore Wallace are eligible to participate in the plan. Awards under the 2003 LTIP may consist of restricted stock or restricted stock units, and also pursuant to the plan, a one time grant of 85,000 options to purchase common shares of Moore Wallace was issued to a particular employee. The 2003 LTIP is administered by the board of directors of the Company which may delegate any or all of its responsibilities to the human resources committee of the board of directors.

There are 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the acquisition of Moore Wallace). As of December 31, 2005, there were 965,562 restricted stock units outstanding and 5,031,268 shares available for future issuance under the 2003 LTIP. The time period during which these shares will be available for issuance will not be extended beyond the period when they would have been available under the plan absent the acquisition of Moore Wallace. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”). No awards will be granted under the 2003 LTIP to any legacy RR Donnelley or RR Donnelley subsidiary employees.

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2005, options to purchase 1,814,456 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

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

There were 6,000,000 shares of common stock reserved and authorized for issuance under the Donnelley Shares Plan. As of December 31, 2005, options to purchase 684,525 shares of common stock were outstanding under the Donnelley Shares Plan. The purchase price for options granted under the Donnelley Shares Plan was the fair market value of a share of RR Donnelley common stock at the time of the grant. All of the outstanding options generally vested over a period of three years, were not exercisable unless vested (subject in some cases to early vesting and exercisability in certain events, including the death or permanent disability of the optionee, termination of the optionee’s employment under certain circumstances or a “change in control”) and generally expire 10 years after the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated herein by reference to the material under the heading “Certain Transactions” of the 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2006 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2006.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ GLENN R. RICHTER Glenn R. Richter Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of March 2006.

Signature and Title	Signature and Title

/s/ MARK A. ANGELSON Mark A. Angelson Chief Executive Officer, Director (Principal Executive Officer)	/s/ JOHN C. POPE * John C. Pope Director

/s/ GLENN R. RICHTER Glenn R. Richter Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ MICHAEL T. RIORDAN * Michael T. Riordan Director

/s/ MICHAEL J. GRAHAM Michael J. Graham Senior Vice President and Controller (Principal Accounting Officer)	/s/ LIONEL H. SCHIPPER * Lionel H. Schipper Director

/s/ JUDITH H. HAMILTON * Judith H. Hamilton Director	/s/ OLIVER R. SOCKWELL * Oliver R. Sockwell Director

/s/ THOMAS S. JOHNSON * Thomas S. Johnson Director	/s/ BIDE L. THOMAS * Bide L. Thomas Director

/s/ NORMAN H. WESLEY * Norman H. Wesley Director

/s/ STEPHEN M. WOLF * Stephen M. Wolf Chairman of the Board, Director

By:	/s/ SUZANNE S. BETTMAN Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$8,430.2	$7,156.4	$4,182.6
Cost of sales (exclusive of depreciation and amortization shown below)	6,090.3	5,269.6	3,085.6
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,044.7	934.7	521.5
Restructuring and impairment charges—net (Note 4)	419.8	107.4	12.5
Depreciation and amortization	425.0	385.5	270.3

Total operating expenses	7,979.8	6,697.2	3,889.9

Income from continuing operations	450.4	459.2	292.7
Interest expense—net (Note 13)	110.7	85.9	51.4
Investment and other income (expense)—net (Note 8)	(7.9)	(16.5)	(12.9)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	331.8	356.8	228.4

Income taxes (Note 12)	237.4	92.6	39.8
Minority interest	(1.2)	(0.7)	0.1

Net earnings from continuing operations before cumulative effect of change in accounting principle	95.6	264.9	188.5
Income (loss) from discontinued operations, net of tax	41.5	(80.0)	(12.0)
Cumulative effect of change in accounting principle, net of tax	—	(6.6)	—

Net earnings	$137.1	$178.3	$176.5

Earnings per share:
Basic:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$0.45	$1.31	$1.67
Income (loss) from discontinued operations, net of tax	0.19	(0.40)	(0.11)
Cumulative effect of change in accounting principle, net of tax	—	(0.03)	—

Net earnings	$0.64	$0.88	$1.56

Diluted:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$0.44	$1.30	$1.65
Income (loss) from discontinued operations, net of tax	0.19	(0.39)	(0.11)
Cumulative effect of change in accounting principle, net of tax	—	(0.03)	—

Net earnings	$0.63	$0.88	$1.54

Weighted average number of common shares outstanding:
Basic	215.0	202.3	113.3
Diluted	216.7	204.2	114.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2005	2004
ASSETS
Cash and equivalents	$366.7	$641.8

Receivables, less allowances for doubtful accounts of $61.3 in 2005 and $44.5 in 2004	1,529.1	1,252.8
Inventories (Note 6)	481.4	422.0
Prepaid expenses and other current assets	67.5	44.1
Deferred income taxes (Note 12)	177.0	239.9

Total current assets	2,621.7	2,600.6

Property, plant and equipment—net (Note 7)	2,138.6	1,924.5
Goodwill (Note 5)	2,750.7	2,472.7
Other intangible assets—net (Note 5)	1,094.3	666.1
Prepaid pension cost (Note 11)	514.1	498.3
Other noncurrent assets	254.3	288.7
Assets of discontinued operations (Note 3)	—	102.8

Total assets	$9,373.7	$8,553.7

LIABILITIES
Accounts payable	$718.1	$517.8
Accrued liabilities (Note 9)	826.9	765.0
Short-term and current portion of long-term debt (Note 13)	269.1	204.5

Total current liabilities	1,814.1	1,487.3

Long-term debt (Note 13)	2,365.4	1,581.2
Postretirement benefits (Note 11)	330.6	336.9
Deferred income taxes (Note 12)	596.8	576.3
Other noncurrent liabilities	541.2	534.5
Liabilities of discontinued operations (Note 3)	1.4	50.9

Total liabilities	5,649.5	4,567.1

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value	—	—
Authorized: 2.0 shares; Issued: None
Common stock, $1.25 par value	303.7	303.7
Authorized: 500.0 shares; Issued: 243.0 shares in 2005 and 2004
Additional paid-in-capital	2,888.2	2,856.7
Retained earnings	1,439.4	1,536.9
Accumulated other comprehensive loss	(90.2)	(72.2)
Unearned compensation	(44.9)	(30.3)
Treasury stock, at cost, 25.5 shares in 2005 (20.6 shares—2004)	(772.0)	(608.2)

Total shareholders’ equity	3,724.2	3,986.6

Total liabilities and shareholders’ equity	$9,373.7	$8,553.7

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net earnings	$137.1	$178.3	$176.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Income) loss from discontinued operations	(41.5)	80.0	12.0
Cumulative effect of change in accounting principle	—	6.6	—
Impairment charges	370.1	22.4	3.7
Depreciation and amortization	425.0	385.5	270.3
Provision for doubtful accounts receivable	24.1	25.9	22.8
Share based compensation	42.6	15.9	4.3
Deferred taxes	(13.0)	29.8	(16.8)
Reversal of tax reserves	(6.7)	(30.5)	(39.9)
Loss (gain) on sale of investments and other assets—net	14.6	(14.7)	(8.2)
Other	38.0	61.0	48.2
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(181.7)	34.0	(140.4)
Inventories	(17.8)	32.9	(4.1)
Prepaid expenses	6.2	11.1	9.2
Accounts payable	39.4	(23.2)	37.4
Accrued liabilities and other	135.1	(55.6)	0.7

Net cash provided by operating activities of continuing operations	971.5	759.4	375.7
Net cash (used for) provided by operating activities of discontinued operations	(24.0)	62.8	(21.6)

Net cash provided by operating activities	947.5	822.2	354.1

INVESTING ACTIVITIES
Capital expenditures	(471.0)	(265.2)	(192.8)
Acquisition of business, net of cash acquired	(1,194.3)	66.1	—
Proceeds from sale of investments and other assets	43.4	79.6	34.2

Net cash used for investing activities of continuing operations	(1,621.9)	(119.5)	(158.6)
Net cash provided by (used for) investing activities of discontinued operations	19.4	55.6	(26.4)

Net cash used for investing activities	(1,602.5)	(63.9)	(185.0)

FINANCING ACTIVITIES
Payments of current maturities and long-term debt	(170.1)	(958.4)	(111.2)
Proceeds from issuance of long-term debt	997.9	997.0	—
Net change in short-term debt	(15.1)	(139.7)	40.6
Proceeds from exercises of stock options	66.5	119.4	18.5
Acquisition of common stock	(270.4)	—	(2.5)
Dividends paid	(223.4)	(200.8)	(115.7)
Debt issuance costs	(6.9)	(9.3)	—

Net cash provided by (used for) financing activities of continuing operations	378.5	(191.8)	(170.3)
Net cash used for financing activities of discontinued operations	—	(2.8)	(0.6)

Net cash provided by (used for) financing activities	378.5	(194.6)	(170.9)

Effect of exchange rate on cash flows and cash equivalents	1.4	17.3	2.1

Net (decrease) increase in cash and equivalents	(275.1)	581.0	0.3

Cash and equivalents at beginning of year	641.8	60.8	60.5

Cash and equivalents at end of year	$366.7	$641.8	$60.8

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$—	$2,804.9	$—

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2003	140.9	$176.1	$132.4	(27.8)	$(866.3)	$(5.2)	$1,593.0	$(115.4)	$914.6

Net earnings							176.5		176.5
Translation adjustments								16.0	16.0
Minimum pension liability adjustment								(27.0)	(27.0)
Unrealized gain on investment								2.7	2.7

Comprehensive income									168.2

Treasury stock activity				0.6	25.9		(12.1)		13.8
Cash dividends paid							(115.7)		(115.7)
Stock-based awards, net of amortization						2.3			2.3

Balance at December 31, 2003	140.9	176.1	132.4	(27.2)	(840.4)	(2.9)	1,641.7	(123.7)	983.2

Net earnings							178.3		178.3
Translation adjustments								23.0	23.0
Minimum pension liability adjustment								25.7	25.7
Unrealized gain on investment								2.8	2.8

Comprehensive income									229.8

Treasury stock activity			20.5	6.6	232.2		(82.3)		170.4
Cash dividends paid							(200.8)		(200.8)
Stock-based awards, net of amortization			7.0			(27.4)			(20.4)
Common shares issued	102.1	127.6	2,696.8						2,824.4

Balance at December 31, 2004	243.0	303.7	2,856.7	(20.6)	(608.2)	(30.3)	1,536.9	(72.2)	3,986.6

Net earnings							137.1		137.1
Translation adjustments								21.4	21.4
Minimum pension liability adjustment								2.7	2.7
Unrealized loss on investment								(4.3)	(4.3)
Change in fair value of derivatives								(37.8)	(37.8)

Comprehensive income									119.1

Treasury stock activity			9.6	(4.9)	(163.8)		(11.2)		(165.4)
Cash dividends paid							(223.4)		(223.4)
Stock-based awards, net of amortization			21.9			(14.6)			7.3

Balance at December 31, 2005	243.0	$303.7	$2,888.2	(25.5)	$(772.0)	$(44.9)	$1,439.4	$(90.2)	$3,724.2

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements include estimates and assumptions by management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The accounts of businesses acquired during 2005, 2004 and 2003 are included in the consolidated financial statements from the dates of acquisition (see Note 2). Certain prior year amounts have been reclassified to conform to the current presentation.

Nature of Operations—The Company provides a wide variety of print and print-related services including document-based business process outsourcing. The Company also provides logistics and distribution services for its print customers and other mailers.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive loss within shareholders’ equity while transaction gains and losses are recorded in net earnings.

Revenue Recognition—The Company recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title and risk of loss. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company receives a logistics and warehouse management fee for the services it provides. In certain cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectibility. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Billings for third-party shipping and handling costs are included in net sales and related costs are included in cost of sales.

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

Within the Company’s global capital markets business, which serves the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

By-Product Recoveries—The Company records the sale of by-products as a reduction of cost of sales.

Cash and Equivalents—The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. No single customer comprised more than 10% of the Company’s consolidated net sales in 2005, 2004 or 2003.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 77% and 79% of the inventories at December 31, 2005 and 2004, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within net results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

Long-lived Assets—The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

The Company’s investments in certain affordable housing partnerships are included in other noncurrent assets. Based on its ownership percentages and inability to exercise significant influence, the Company accounts for its investments in affordable housing under the cost method. The Company’s share of any declines in the estimated fair value of the underlying properties that are deemed to be other than temporary is recorded as a reduction in the carrying value of the investment. The Company determines its estimates of fair value using remaining future tax credits and tax deductions to be received and expected residual values upon sale or disposition of its ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships, which include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. In addition, the Company has other investments in affordable housing partnerships that are consolidated. See Note 8.

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

Goodwill—Goodwill is reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit’s fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified (see Note 4).

Amortization—Certain costs to acquire and develop internal-use computer software are amortized over their estimated useful life using the straight-line method, up to a maximum of seven years. Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

Financial Instruments—The Company uses derivative financial instruments to hedge exposures to interest rate and foreign exchange fluctuations in the ordinary course of business.

All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded in comprehensive income, net of applicable income taxes, or in the results of operations, depending on the purpose for which the derivative is held. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in results of operations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in results of operations.

Short-term securities, included in cash and equivalents on the consolidated balance sheet, are highly liquid and consist of investment grade instruments in governments, financial institutions and corporations.

Unless otherwise disclosed in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.

Stock-Based Compensation—The Company has stock-based compensation plans as described in Note 17. The Company accounts for stock options using the intrinsic value method. Stock options generally do not give rise to compensation expense as they have an exercise price equal to the fair market value on the date of grant.

The Company also awards restricted stock, restricted stock units, other stock-based awards (collectively “restricted stock awards”) and performance unit awards. Compensation expense is measured based upon the fair value of the awards and is recognized as the awards vest. Unearned compensation cost arising from restricted stock awards is shown as a reduction of shareholders’ equity.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Net earnings and earnings per share on a pro forma basis, as if compensation expense for employee stock-based awards were determined using the fair value method, are as follows:

	2005	2004	2003
Net earnings, as reported	$137.1	$178.3	$176.5
Pro forma adjustments—net of tax:
Stock-based compensation, included in net earnings	26.0	9.8	1.7
Fair value compensation expense	(29.0)	(12.6)	(11.2)

Pro forma net earnings	$134.1	$175.5	$167.0

Net earnings per share, as reported:
Basic	$0.64	$0.88	$1.56
Diluted	0.63	0.88	1.54

Pro forma net earnings per share:
Basic	$0.62	$0.87	$1.47
Diluted	0.62	0.86	1.46

See Note 22 for a discussion of the impact of the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in January, 2006.

Pension and Postretirement Plans— The Company records annual amounts relating to is pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

Taxes on Income — Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company believes its tax positions are appropriate and that it has adequately provided for assessments it believes are probable and for which the amounts are reasonably estimable. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. (See Note 12.)

Comprehensive Income—Comprehensive income for the Company consists of net income, minimum pension liability adjustments, unrealized gains and losses on marketable securities available for sale, changes in the fair value of certain derivative financial instruments, and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Use of Estimates— The preparation of consolidated financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, employee benefits, self-insurance reserves, taxes, restructuring and other provisions and contingencies.

Note 2. Acquisitions

2005 Acquisitions

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in the document-based business process outsourcing market (“DBPO”), providing transaction print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron was acquired to extend the Company’s services in the DBPO sector. Astron was acquired for approximately $954.5 million, net of $10.2 million of cash acquired, including $8.5 million in acquisition costs and the assumption of $449.4 million of Astron’s debt. On the acquisition date, $434.5 million of the assumed debt was paid off.

Also during 2005, the Company completed several smaller acquisitions which were made to build on the Company’s scale advantages and extend its product offerings in key sectors and markets. On July 7, 2005, the Company acquired Asia Printers Group Ltd. (“Asia Printers”), a book printer for the North American, European and Asian markets under the South China Printing brand and one of Hong Kong’s leading financial printers under the Roman Financial Press brand. On August 18, 2005, the Company acquired the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. On September 5, 2005, the Company acquired Poligrafia S.A. (“Poligrafia”), the third-largest printer of magazines, catalogs, retail inserts and books in Poland. On November 9, 2005, the Company acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail markets. On December 6, 2005, Astron acquired Critical Mail Continuity Services, Limited (“CMCS”), a UK-based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. The aggregate purchase price for these businesses was $277.7 million, net of cash acquired and including debt assumed of $23.0 million. Asia Printers (excluding Roman Financial Press), Charlestown, Poligrafia and Spencer are included in the Publishing and Retail Services Segment. Astron, Roman Financial Press and CMCS are included in the Integrated Print Communications segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of the acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The valuations of a significant portion of assets and liabilities have been determined; however, the allocation below is subject to further refinement. Based on these valuations, the preliminary purchase price allocation for all the businesses acquired in 2005 is as follows:

Accounts receivable	$129.8
Inventories	42.4
Other current assets	29.6
Property, plant and equipment and other long-term assets	148.0
Amortizable intangible assets	522.9
Goodwill	689.7
Accounts payable and accrued liabilities	(178.0)
Postretirement and pension benefits and other long-term liabilities	(13.0)
Deferred taxes—net	(139.2)

Total purchase price—net of cash acquired	1,232.2
Debt assumed and not repaid	(37.9)

Net cash paid	$1,194.3

2004 Acquisition

On February 27, 2004, the Company acquired all of the outstanding shares of Moore Wallace, Incorporated (“Moore Wallace”), a leading provider of printed products and print management services, in exchange for consideration of 0.63 shares of the Company’s common stock for each outstanding common share of Moore Wallace. The aggregate consideration to the Moore Wallace shareholders was comprised of 102.1 million shares of common stock of the Company with a fair value of $2,804.9 million. The fair value of the Company’s shares was based upon the actual number of shares issued to the Moore Wallace shareholders using the average closing trading price of the Company’s common stock on the New York Stock Exchange during a five-day trading period beginning two trading days prior to the announcement of the combination agreement on November 8, 2003. The total purchase price of $2,758.0 million, net of cash acquired of $85.4 million, also included $21.6 million for the conversion of employee stock awards and direct acquisition costs of $16.9 million (which exclude debt issuance costs) through December 31, 2004.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

2003 Acquisitions

On March 6, 2003, the Company acquired certain net assets of Momentum Logistics, Inc. (“MLI”) for approximately $16.9 million in cash. MLI operated sortation facilities and a dedicated fleet of vehicles to provide package distribution services. The purchase price was allocated based on estimated fair values at the date of acquisition and resulted in $16.0 million of goodwill. Subsequently, the Company recorded an impairment charge in 2003 of $4.0 million for goodwill as a result of the annual impairment review. In 2004, the operations of MLI were shutdown. See Note 3.

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004 presents the combined results of operations of the Company and Astron, Asia Printers, Charlestown, Poligrafia and Spencer as if these acquisitions had occurred at January 1, 2005 and 2004, respectively. The pro forma information for the year ended December 31, 2004 also reflects the acquisition of Moore Wallace as if it occurred on January 1, 2004.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	2005	2004
Net sales	$8,869.4	$8,410.2
Net earnings from continuing operations before cumulative effect of change in accounting principle	88.7	222.3
Net earnings	130.2	132.9
Earnings per share:
Basic:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$0.41	$1.10
Net earnings	$0.61	$0.66

Diluted:
Net earnings before cumulative effect of change in accounting principle	$0.41	$1.09
Net earnings	$0.60	$0.65

The pro forma net earnings for 2005 and 2004 include $77.3 and $78.2 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following charges: acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $4.1 million and $102.0 million for 2005 and 2004, respectively; and net restructuring and impairment charges from continuing operations of $419.8 million and $107.4 million for 2005 and 2004. Also included in net earnings was net income from discontinued operations of $41.5 million for 2005 and a net loss from discontinued operations of $80.0 million for 2004.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Note 3. Discontinued Operations and Divestitures

Discontinued Operations

On December 22, 2005 the Company sold its Peak Technologies business (“Peak”), which was acquired in the Moore Wallace acquisition and formerly reported in the Forms and Labels segment. On October 29, 2004, the Company sold its package logistics business. Also during 2004, the Company completed the shutdown of its MLI operations. Accordingly, these businesses have all been reported as discontinued operations for all periods presented. The aggregate carrying value of the discontinued business was a liability of $1.4 million and a net asset of $51.9 million at December 31, 2005 and 2004, respectively. These businesses have been classified separately in the Consolidated Balance Sheets as discontinued operations. The major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheet at December 31, 2004 are summarized as follows:

December 31, 2004
Assets:
Cash	$1.5
Receivables, less allowance for doubtful accounts	55.4
Inventory	33.6
Prepaid expenses and other current assets	4.0
Property, plant and equipment—net	2.0
Goodwill and intangibles	4.8
Other assets	1.5

Total assets of discontinued operations	$102.8

Liabilities:
Accounts payable and accrued liabilities	$49.7
Current and deferred income taxes	1.2

Total liabilities of discontinued operations	$50.9

Included in the net income (loss) from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003 are the following:

	2005	2004	2003
Net sales	$221.2	$634.1	$604.5
Income (loss) from discontinued operations, net of tax	41.5	(80.0)	(12.0)

The income (loss) from discontinued operations above included tax benefits of $99.3 million, $52.9 million and $8.0 million for 2005, 2004 and 2003, respectively.

Included in the net income (loss) from discontinued operations was net income related to Peak of $42.0 million and $10.1 million for the years ended December 31, 2005 and 2004, respectively. In 2005, net income from discontinued operations includes a gain on the sale of Peak of $55.2 million, including the impact of related pre-tax impairment charges of $36.6 million and tax benefits of $93.5 million. The 2004 net loss for Peak included restructuring charges of $0.9 million for workforce reductions of 57 employees.

During 2004, the Company shut down the operations of MLI. Total restructuring and impairment charges related to exiting this business were $18.6 million in 2004.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Also included in the net loss from discontinued operations for 2004 was a pretax charge of $89.1 million ($53.6 million net of tax) for impairment of the package logistics business. This charge reflected the amount by which the carrying amount of the net assets exceeded the estimated fair value of the business. Total restructuring and impairment charges related to exiting this business were $89.6 million in 2004. In October 2004, the Company sold its package logistics business and recorded an after-tax loss on the sale of discontinued operations of $6.0 million.

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

Note 4. Restructuring and Impairment

The Company recorded net restructuring and impairment charges of $419.8 million, $107.4 million, and $12.5 million in the years ended December 31, 2005, 2004, and 2003, respectively. The charges in 2005 included $362.3 million for the impairment of goodwill and identifiable intangible assets in the Forms and Labels segment. Other restructuring and impairment charges in 2005 and 2004 were primarily associated with the restructuring plans related to the Moore Wallace acquisition. In addition, the Company implemented further restructuring actions, including the consolidation of or exit from certain facilities. In 2003, the charges reflected actions to align certain businesses with declining market conditions. Additionally, the Company recorded $0.5 million and $24.7 million for the years ended December 31, 2005 and 2004, respectively, of restructuring costs related to acquired businesses. These restructuring plans were contemplated at the time of the respective acquisitions and, therefore, the related restructuring costs were capitalized as costs of the acquisitions.

The restructuring charges recorded are based on the aforementioned restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

For the years ended December 31, 2005, 2004 and 2003, the Company recorded the following net restructuring and impairment charges:

2005	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Publishing and Retail Services	$9.6	$4.6	$14.2	$1.6	$15.8
Integrated Print Communications	2.8	5.8	8.6	2.2	10.8
Forms and Labels	1.3	2.4	3.7	364.6	368.3
Corporate	2.2	21.0	23.2	1.7	24.9

	$15.9	$33.8	$49.7	$370.1	$419.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

In the fourth quarter of 2005, the Company recorded a non-cash charge of $362.3 million to reflect impairment of goodwill and indefinite-lived trade names in the North American Forms and Labels reporting unit. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to determine the fair value of the unit, in part based on estimates of future cash flows developed by management. The Forms and Labels business continues to be challenged by difficult market trends due to continued electronic substitution of forms and a declining pricing environment, and 2005 results for this unit were below expectations. The estimated future cash flows for this reporting unit reflect forward revenue and margin expectations for the North American Forms and Labels business consistent with current trends. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. The Company also used the third-party appraisal firm to value the significant tangible and intangible long-lived assets of the reporting unit as part of this impairment calculation.

For the year ended December 31, 2005, the restructuring charge for employee terminations relates to workforce reductions of 500 employees, of whom 395 were terminated as of December 31, 2005. These workforce reductions are primarily associated with the continuation of 2004 restructuring plans related to the Moore Wallace acquisition and other actions to restructure operations in the business segments. Other charges primarily relate to lease termination charges of $27.9 million primarily associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of the Logistics business headquarters and the exiting of a European financial print facility in the Integrated Print Communications segment. Additional restructuring charges of $5.9 million included employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans and other actions to restructure certain operational activities.

2004	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Publishing and Retail Services	$29.6	$0.6	$30.2	$16.1	$46.3
Integrated Print Communications	13.0	1.5	14.5	1.9	16.4
Forms and Labels	19.8	0.9	20.7	4.3	25.0
Corporate	19.2	0.5	19.7	—	19.7

	$81.6	$3.5	$85.1	$22.3	$107.4

For 2004, the Company recorded restructuring charges for workforce reductions (approximately 1,368 employees), all of whom were terminated as of December 31, 2005. This workforce reduction relates to the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and the reorganization of certain operational activities. Other restructuring charges for 2004 primarily relate to lease exit costs.

For 2004, the Company recorded impairment charges of $22.3 million. The impairment charges included $14.0 million for the abandonment of certain Publishing and Retail Services related enterprise software projects and other assets and $2.1 million for the write-down of a Publishing and Retail Services customer contract. Additional impairment charges related to software and other assets in the Forms and Labels ($4.3 million) and Integrated Print Communications ($1.9 million) segments.

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

Restructuring Costs Capitalized as a Cost of Acquisition

During 2005, the Company recorded $0.5 million of restructuring costs related to employee terminations as part of the acquisitions of Astron, Poligrafia and Asia Printers.

During 2004, the Company recorded $24.7 million in costs in connection with restructuring certain of the Moore Wallace operations, which primarily included $13.6 million related to workforce reductions (approximately 241 employees), $8.6 million for vacating redundant facilities and $2.5 million related to contract terminations and move costs. These restructuring costs were recognized as a cost of the Moore Wallace acquisition since they were contemplated at the time of the acquisition and are, therefore, included in the purchase price allocation.

Reconciliation of Restructuring Liability

The Company initiated various restructuring actions in 2005, 2004, 2003 and prior years, for which restructuring liabilities remain. The reconciliation of the total restructuring liability, including those capitalized as a cost of acquisitions, as of December 31, 2005 is as follows:

	Balance at January 1, 2005	Restructuring Costs, Net	Capitalized as a Cost of Acquisition	Cash Paid	Balance at December 31, 2005
		Charged to Results of Operations
Employee terminations	$35.1	$15.9	$0.5	$(36.9)	$14.6
Other	11.6	33.8	—	(24.2)	21.2

	$46.7	$49.7	$0.5	$(61.1)	$35.8

The Company anticipates that payments associated with employee terminations will be substantially completed by the end of 2006.

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

Note 5. Goodwill and Other Intangible Assets

Goodwill at December 31, 2005 and 2004 was as follows:

	Net Book Value at January 1, 2005	Acquisitions	Foreign Exchange and Other Adjustments	Impairment Charge	Net Book Value at December 31, 2005
Publishing and Retail Services	$296.0	$100.3	$(1.7)	$—	$394.6
Integrated Print Communications	1,162.5	589.4	(43.7)	—	1,708.2
Forms and Labels	1,014.2	—	(12.7)	(353.6)	647.9

	$2,472.7	$689.7	$(58.1)	$(353.6)	$2,750.7

In the fourth quarter of 2005, the Company recorded a non-cash charge of $353.6 million to reflect impairment of goodwill in the North American Forms and Labels reporting unit. See Note 4 for a further discussion regarding this impairment charge.

	Net Book Value at January 1, 2004	Acquisition	Foreign Exchange and Other Adjustments	Disposition	Net Book Value at December 31, 2004
Publishing and Retail Services	$99.7	$192.6	$3.7	$—	$296.0
Integrated Print Communications	31.1	1,131.4	—	—	1,162.5
Forms and Labels	37.0	983.7	1.7	(8.2)	1,014.2

	$167.8	$2,307.7	$5.4	$(8.2)	$2,472.7

Goodwill acquired during the year in the table above does not include $1.6 million related to Peak which is presented as a discontinued operation.

Goodwill related to the 2004 acquisition of Moore Wallace reflects adjustments to reallocate goodwill by reportable segment based on changes in reporting units and to correct the initial allocation of goodwill. The impact of these adjustments is an increase in goodwill allocated to Publishing and Retail Services of $192.6 million and decreases in goodwill allocated to Integrated Print Communications and Forms and Labels of $141.1 million and $51.5 million, respectively. This reallocation had no impact on goodwill reported on the Company’s consolidated balance sheet.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Other intangibles at December 31, 2005 and 2004 were as follows:

Other Intangibles	Gross Carrying Amount At January 1, 2005	Additions During the Year	Impairment Charge	Accumulated Amortization and Foreign Exchange	Balance at December 31, 2005	Amortization Period
Trademarks, licenses and agreements	$20.9	$0.9	$—	$(21.0)	$0.8	1.5 – 16 years
Patents	98.3	—	—	(22.4)	75.9	8 years
Customer relationship intangibles	316.1	479.5	—	(122.6)	673.0	5-15 years
Trade names	313.5	42.5	(8.7)	(2.7)	344.6	16.5 years – indefinite

	$748.8	$522.9	$(8.7)	$(168.7)	$1,094.3

In the fourth quarter of 2005, the Company recorded a non-cash charge of $8.7 million to reflect impairment of indefinite-lived trade names in the North American Forms and Labels reporting unit. See Note 4 for a further discussion regarding this impairment charge. Included in trade names at December 31, 2005 was $304.7 million for indefinite-lived trade names that are not subject to amortization.

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

Other intangibles acquired during the year in the table above do not include $2.5 million of customer relationships and $0.7 million of a patent related to Peak, which is presented as a discontinued operation.

Amortization expense for other intangibles was $58.3 million, $37.1 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for other intangibles for 2006 and the next five years is estimated to be approximately $64 million annually.

Note 6. Inventories

The components of the Company’s inventories at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Raw materials and manufacturing supplies	$212.3	$174.8
Work in process	131.9	129.6
Finished goods	196.2	171.9
LIFO reserve	(59.0)	(54.3)

Total	$481.4	$422.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

For financial reporting purposes, the Company recognized LIFO expense of $4.7 million, $3.8 million, and $0.8 million in 2005, 2004, and 2003, respectively.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Land	$76.5	$72.7
Buildings	948.0	904.4
Machinery and equipment	4,935.3	4,613.0

	5,959.8	5,590.1
Less: Accumulated depreciation	(3,821.2)	(3,665.6)

Total	$2,138.6	$1,924.5

Assets Held for Sale

As a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, was $7.6 million and $16.5 million at December 31, 2005 and 2004, respectively. These assets are included in other noncurrent assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Investments in Affordable Housing

The Company has ownership interests in 26 investment level partnerships, which in turn held varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). The Company’s total gross investment in affordable housing was approximately $157.7 million. Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The Company has the ability and intent to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The Company’s expected recovery of its investments in affordable housing is based on the future tax credits and tax deductions to be received and the estimated residual value of the properties. Residual value represents what the Company expects to realize upon either sale of the underlying properties or the refinancing of the partnership interests at the end of the requisite holding periods.

During the quarter ended March 31, 2004, the Company recorded a charge related to a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of Financial Accounting Standard Board (“FASB”) interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, effective January 1, 2004. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Total consolidated

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

assets amounted to $16.9 million and $12.9 million at December 31, 2005 and 2004, respectively, and are included in other noncurrent assets. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

During 2005, 2004 and 2003, the Company recorded non-operating pretax charges of $3.4 million, $30.3 million and $23.3 million, respectively, to adjust the carrying value of its affordable housing investments to estimated fair value based on the results of its impairment analysis. The 2005 and 2004 charge related to non-consolidated investments only and excluded the investments which were consolidated as a result of the adoption of FIN 46R. The reduction in fair value was based on both declining future tax credits (based on tax credits realized to-date) and declines in the estimated residual values for certain of the underlying properties, which were deemed to be other than temporary. The Company’s risk of loss related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments. As of December 31, 2005 and 2004, the Company’s remaining investments in affordable housing, not included above, were $36.1 million and $40.7 million, respectively, which was included in other noncurrent assets. Projected affordable housing tax credits expected to be received by the Company are $0.6 million in 2006 and $0.1 million in 2007.

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Employee-related liabilities	$303.6	$293.3
Restructuring liabilities	24.7	46.7
Deferred revenue	149.6	95.9
Other	349.0	329.1

Total accrued liabilities	$826.9	$765.0

Employee-related liabilities consist primarily of payroll, incentive compensation, sales commission and employee benefit accruals. Other accrued liabilities include income and other tax liabilities, interest expense accruals and miscellaneous operating accruals.

Note 10. Commitments and Contingencies

As of December 31, 2005, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $210 million. Of this total, approximately $99 million has been committed. In addition, the Company has a commitment of $15 million for severance payments related to restructuring activities. The Company also has a contractual commitment of approximately $132 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. There are no significant minimum volume guarantees associated with these contracts.

The Company has non-cancelable operating lease commitments totaling $555.3 million extending through various periods to 2044. The lease commitments total $121.5 million for 2006, range from $97.4 million to $39.0 million in each of the years 2007 through 2010 and total $171.1 million for years 2011 and thereafter. Rent

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

expense was $117.4 million, $128.8 million and $100.7 million in the years ended December 31, 2005, 2004 and 2003, respectively.

The Company is not exposed to significant accounts receivable credit risk due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in eleven federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves, recorded in accrued liabilities, that it believes are adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, our customers file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator. In addition, we are a party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

The pension and postretirement benefit obligations as of September 30, 2005, reflect amendments which reduce future benefits under the plan provisions.

The components of the net periodic benefit expense (income) and total expense (income) are as follows:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$76.6	$61.0	$48.2	$11.4	$16.1	$12.1
Interest cost	129.9	126.8	106.5	30.6	33.6	20.0
Expected return on plan assets	(198.4)	(182.1)	(157.4)	(18.5)	(21.0)	(24.8)
Amortization of transition obligation	(10.2)	(11.0)	(10.9)	—	—	—
Amortization of prior service cost	(7.3)	4.0	4.0	(17.0)	(3.4)	(2.3)
Amortization of actuarial loss	10.4	8.4	4.1	4.2	1.9	0.2

Net periodic benefit expense (income)	1.0	7.1	(5.5)	10.7	27.2	5.2
Curtailments	—	—	—	—	—	1.2
Special termination benefit cost	—	—	3.3	—	—	—
Settlements	1.0	(0.1)	—	—	—	—

Total expense (income)	$2.0	$7.0	$(2.2)	$10.7	$27.2	$6.4

Weighted average assumption used to calculate net periodic benefit expense (income):
Discount rate	6.0%	5.9%	6.7%	6.0%	5.9%	6.8%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected return on plan assets	8.4%	8.2%	8.9%	8.0%	8.0%	8.5%

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Benefit obligation at beginning of year	$2,232.3	$1,824.1	$531.1	$328.5
Service cost	76.6	61.0	11.4	16.1
Interest cost	129.9	126.8	30.6	33.6
Plan participants’ contributions	1.3	1.2	15.1	11.4
Acquisitions	14.5	450.5	—	312.0
Amendments	0.5	(147.6)	—	(109.9)
Actuarial loss (gain)	59.8	25.5	14.1	(6.1)
Curtailments and settlements	0.2	—	—	(1.5)
Foreign currency translation	(14.2)	35.7	0.9	1.9
Adjustment to conform measurement date(2)	—	(3.2)	—	(1.2)
Benefits paid	(130.6)	(141.7)	(61.6)	(53.7)

Benefit obligation at end of year(1)	$2,370.3	$2,232.3	$541.6	$531.1

Fair value of plan assets at beginning of year	$2,482.4	$1,731.1	$219.5	$213.1
Actual return on assets	388.4	313.6	29.9	37.1
Acquisitions	9.8	530.8	—	—
Employer contributions	18.2	25.9	17.8	11.6
Plan participants’ contributions	1.3	1.2	15.1	11.4
Foreign currency translation	(13.4)	27.3	—	—
Adjustment to conform measurement date(2)	—	(5.8)	—	—
Benefits paid	(130.6)	(141.7)	(61.6)	(53.7)

Fair value of plan assets at end of year	2,756.1	2,482.4	220.7	219.5
Funded status	385.8	250.1	(320.9)	(311.6)
Unrecognized transition obligation	—	(10.2)	—	—
Unrecognized net actuarial loss	131.9	278.9	88.7	90.0
Unrecognized prior service cost (benefit)	(106.9)	(114.4)	(101.7)	(118.8)
Fourth quarter contribution	7.6	9.7	3.3	3.5

Net asset (liability) recognized on the consolidated balance sheet	$418.4	$414.1	$(330.6)	$(336.9)

Amounts recognized on the consolidated balance sheets consist of:
Prepaid benefit cost	$514.1	$498.3	$—	$—
Accrued benefit cost (included in Other noncurrent liabilities)	(137.1)	(130.6)	—	—
Postretirement liability	—	—	(330.6)	(336.9)
Intangible asset	1.4	1.0	—	—
Deferred income taxes	16.3	18.2	—	—
Accumulated other comprehensive income	23.7	27.2	—	—

Net asset (liability) recognized on the consolidated balance sheet	$418.4	$414.1	$(330.6)	$(336.9)

Weighted average assumptions used to determine the benefit obligation at the measurement date:
Discount rate	5.6%	6.0%	5.7%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Health care cost trend:
Current
Pre-Age 65	—	—	10.2%	10.2%
Post-Age 65	—	—	11.9%	11.9%
Ultimate	—	—	6.0%	6.0%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $2,328.8 million and $2,206.9 million at September 30, 2005 and 2004, respectively.
(2)	Adjustment to conform the measurement dates in the benefit plans acquired in the Moore Wallace acquisition to the Company’s September 30 measurement date.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2005 and 2004:

	Pension Benefits
	2005	2004
Projected benefit obligation	$431.4	$388.9
Fair value of plan assets	272.9	242.5

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2005	2004
Accumulated benefit obligation	$400.0	$363.7
Fair value of plan assets	272.9	242.5

The current health care cost trend rate gradually declines through 2013 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$2.7	$(2.5)
Postretirement benefit obligation	22.7	(20.8)

The allocation percentage of plan assets follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Equity	73%	81%	72%	77%
Fixed income securities	26%	15%	21%	22%
Cash and other	1%	4%	7%	1%

Total	100%	100%	100%	100%

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Company also maintains several pension plans in international locations. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates, and plan participant profiles.

The Company expects to make cash contributions of approximately $16 million to its pension plans and approximately $17 million to its postretirement plans in 2006. These contributions are to both funded and unfunded plans and are net of participant contributions.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy, beginning in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. Cash flow from the subsidy is expected to be approximately $4.6 million in 2006.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Medicare Subsidy Payments
2006	$106.9	$38.6	$4.6
2007	109.0	39.4	1.5
2008	111.2	38.8	1.6
2009	114.0	38.3	1.6
2010	117.8	37.9	1.7
2011-2014	700.2	182.8	9.1

Employee 401(k) Savings Plans—The Company maintains savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for these plans. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. The total expense attributable to the match was $33.8 million, $21.0 million and $11.1 million in 2005, 2004 and 2003 respectively.

Note 12. Income Taxes

Income taxes have been based on the following components of earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
U.S.	$212.8	$238.4	$209.4
Foreign	119.0	118.4	19.0

Total	$331.8	$356.8	$228.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The components of income tax expense (benefit) from continuing operations for the years ending December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Federal:
Current	$205.3	$38.6	$44.4
Deferred	(10.5)	41.7	(0.8)
State:
Current	34.0	6.0	8.4
Deferred	(2.5)	(11.9)	(16.0)
Foreign	11.1	18.2	3.8

Total	$237.4	$92.6	$39.8

The significant deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Deferred tax liabilities:
Intangible assets	$404.4	$292.0
Accelerated depreciation	300.3	375.9
Investments	18.0	22.1
Pensions	145.9	146.0
Other	68.2	77.8

Total deferred tax liabilities	936.8	913.8

Deferred tax assets:
Postretirement	133.0	133.0
Accrued liabilities	112.0	240.8
Net operating loss and other tax carryforwards	282.6	274.4
Other	147.8	90.5

Total deferred tax assets	675.4	738.7
Valuation allowance	158.4	161.3

Net deferred tax liabilities	$419.8	$336.4

As of December 31, 2005 the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $120.2 million and $162.4 million, respectively ($124.9 million and $149.5 million, respectively at December 31, 2004), of which $155.0 million expire between 2006 and 2015. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2005, the valuation allowance decreased by $2.9 million as $13.5 million in reductions of allowances on non-U.S. tax credits were partially offset by additions of valuation allowances associated with deferred assets of acquired businesses. During 2004, the valuation allowance increased by a net of $126.9 million primarily due to the acquisition of Moore Wallace and establishing tax credits which required a valuation allowance. During 2003, the valuation allowance decreased by a net of $10.8 million primarily due to a decrease in the allowance associated with the Company’s capital loss carry forwards resulting from the Company’s decision in 2003 to utilize capital loss carryforwards to offset a capital gain resulting from the April 2002 surrender of COLI policies. As of December 31, 2005, the Company had $21.5 million of valuation allowances for which any future reductions would result in a reduction of goodwill.

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

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Restructuring and impairment charge	36.9	(1.0)	0.7
Foreign tax rate differential	(5.6)	(5.2)	(4.2)
State and local income taxes, net of U.S. federal income tax benefit	7.4	5.7	4.0
Effects resulting from COLI	—	—	(0.1)
Resolution of IRS audits (1996-1999)	—	—	(17.5)
Reversal of tax reserves	(2.0)	(7.9)	—
Sales of Latin American investments	—	(1.3)	—
Affordable housing investment credits	(0.8)	(2.4)	(5.9)
Change in valuation allowance	(4.1)	(2.0)	(4.7)
U.S. tax on foreign earnings	2.1	2.1	—
Other	2.6	2.9	10.1

Total	71.5%	25.9%	17.4%

Included in 2005 is the benefit associated with the reversal of reserves for tax contingencies of $6.7 million, the reversal of non-U.S. valuation allowances of $13.5 million and affordable housing credits of $2.7 million.

Included in 2004 is the benefit associated with the reversal of reserves for tax contingencies upon the expiration of certain state statutory limitations of $30.5 million, the reversal of a non-U.S. valuation allowance of $7.1 million and affordable housing credits of $8.8 million.

Included in 2003 is a tax benefit of $45.8 million including a non-cash benefit of $39.9 million due to the favorable resolution of IRS audits for 1996 through 1999. In addition, the Company recorded a $5.9 million receivable for refundable income taxes in Latin America due to the utilization of tax loss carrybacks.

Cash payments for income taxes were $162.7 million, $33.7 million and $34.9 million in 2005, 2004 and 2003, respectively.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and amounted to $9.4 million in 2005, $19.3 million for 2004 and were immaterial in 2003.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Note 13. Debt

The Company’s debt consists of the following:

	December 31,
	2005	2004
Medium-term notes matured in 2005 at a weighted average interest rate of 6.66%	$—	$165.8
5.0% debentures due November 15, 2006*	223.6	227.3
3.75% senior notes due April 1, 2009	399.6	399.5
4.95% senior notes due April 1, 2014	598.0	597.8
8.875% debentures due April 15, 2021	80.9	80.8
6.625% debentures due April 15, 2029	199.1	199.1
8.820% debentures due April 15, 2031	68.9	68.9
4.95% senior notes due May 15, 2010	498.9	—
5.50% senior notes due May 15, 2015	499.2	—
Other, including capital leases	66.3	46.5

Total debt	2,634.5	1,785.7
Less: current portion	(269.1)	(204.5)

Long-term debt	$2,365.4	$1,581.2

*	Includes a $1.2 million reduction and $2.8 million increase in debt related to the fair market value of interest rate swaps at December 31, 2005 and 2004, respectively.

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was lower than its book value by approximately $44.0 million at December 31, 2005 and exceeded its book value by approximately $97.0 million at December 31, 2004.

In May 2005, the Company issued $500.0 million principal amount of 4.95% notes due in 2010 and $500.0 million principal amount of 5.50% notes due in 2015 (collectively, the “2005 Senior Notes”) at a combined $2.1 million discount to the aggregate principal amount. Interest on the 2005 Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing November 15, 2005. The Company has the option to redeem the 2005 Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the 2005 Senior Notes were used to acquire Astron and to fund the redemption of Astron debt assumed in connection with this acquisition.

In March 2004, the Company issued $400.0 million of 3.75% notes due in 2009 and $600.0 million of 4.95% notes due in 2014 (collectively, the “2004 Senior Notes”) at a combined $3.0 million discount to the principal amount. Interest on the 2004 Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing October 1, 2004. The Company has the option to redeem the 2004 Senior Notes at any time subject to a make-whole premium that is based upon a spread over the applicable market interest rate at the time of the redemption. The proceeds from the issuance of the 2004 Senior Notes were used to fund the redemption of Moore Wallace debt assumed in connection with the acquisition that included $497.5 million outstanding under the Moore Wallace senior secured credit facility and $403.0 million of the Moore Wallace 7.875% senior unsecured notes. The senior secured credit facility was repaid on the acquisition date, and on March 29, 2004, the Company redeemed the 7.875% senior unsecured notes at a price that included a $57.5 million premium. Additionally, during the first quarter of 2004 the Company’s commercial paper program was increased from $350.0 million to $1.0 billion. As of December 31, 2005, there were no borrowings under the commercial paper program. The weighted average interest rate on commercial paper during the year ended December 31, 2003 was 1.19%.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

In connection with the Moore Wallace acquisition, the Company entered into a $1.0 billion five-year unsecured revolving credit facility (the “Facility”) in February 2004, which bears interest at variable interest rates plus a basis point spread. The Facility replaced the Company’s previous $350.0 million bank credit facilities. The Facility will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, and limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of December 31, 2005 and 2004, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.10% on the total unused portion of the Facility. The Company also has $226.0 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of December 31, 2005 and 2004, total borrowings under these facilities were $42.2 million and $35.5 million, respectively. As of December 31, 2005, the Company had $66.0 million in outstanding letters of credit, of which $48.7 million reduced availability under the Company’s credit facilities. At December 31, 2005, approximately $1.1 billion was available under the Company’s credit facilities.

The Company was in compliance with its debt covenants as of December 31, 2005.

Annual maturities of debt are as follows: 2006: $270.4 million, 2007: $7.2 million, 2008: $5.2 million, 2009: $403.8 million, 2010: $502.8 million, and $1,451.6 million thereafter.

The following table summarizes interest expense-net included in the Consolidated Statements of Operations:

	2005	2004	2003
Interest incurred	$116.7	$88.1	$54.5
Amount capitalized as property, plant and equipment	(6.0)	(2.2)	(3.1)

Interest expense, net	$110.7	$85.9	$51.4

Interest paid was $129.2 million, $80.0 million and $69.5 million in 2005, 2004 and 2003, respectively.

Note 14. Derivative Financial Instruments

The Company uses interest rate swap agreements to manage its interest rate risk by balancing its exposure to fixed and variable interest rates and foreign exchange forward contracts and cross-currency swaps to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps would be offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries. Similarly, the implied gains and losses associated with interest rate swaps offset changes in interest rates and the fair value of the long term borrowings.

The fair value and notional amounts at December 31, 2005 and 2004, are presented below.

December 31, 2005	Notional Amount	Fair Value Asset (Liability)	Maturity
Fair value interest rate swaps	$200.0	$(1.2)	November 15, 2006
Cross-Currency swaps	$493.8	$5.0	May 15, 2015
Cross-Currency swaps	$182.0	$4.3	May 15, 2010
Net Investment Hedge	$273.0	$6.9	May 15, 2010

December 31, 2004	Notional Amount	Fair Value	Maturity
Fair value interest rate swaps	$200.0	$2.8	November 15, 2006

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Interest Rate Swaps

The Company has $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as fair value hedges against $200.0 million of principal on the 5.0% debentures due November 2006. The effective portion of the fair value gains or losses on these swaps were offset by fair value adjustments in the underlying borrowings. There was no ineffectiveness recognized at December 31, 2005 or 2004.

Foreign Exchange Forward Contracts and Cross-Currency Swaps

The Company has entered into foreign exchange forward contracts and cross-currency swaps in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges under SFAS 133, accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the statement of operations, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The Company entered into cross-currency swaps in the second quarter of 2005, which exchange British Pound Sterling “GBP” for U.S dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. The cross-currency interest rate swaps are recorded in other assets on the consolidated balance sheet at fair value. Changes in the value of the portion of cross-currency derivatives designated as cash flow hedges are recorded in other comprehensive income, with an amount transferred to other income to offset the foreign exchange gains or losses on the hedged item. In the twelve months ended December 31, 2005, $39.9 million was transferred from other comprehensive income into other earnings to offset exchange losses on hedged intercompany loans. Changes in the value of cross-currency swaps designated as hedges of net investments in foreign operations are recorded in the foreign-currency translation component of other comprehensive income. The net amounts paid or received under the cross-currency swaps designated as cash flow hedges were recorded in interest expense.

The fair values of interest rate and cross-currency interest rate swaps were determined using dealer quotes. The fair values of foreign exchange contracts were determined using market exchange rates.

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements with a notional amount of $1.0 billion, which were used to hedge against fluctuations in interest rates prior to the Company’s issuance of $500.0 million principal amount of 4.95% notes due in 2010 and $500.0 million principal amount of 5.5% notes due in 2015. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive income, which is being recognized in interest expense over the term of the hedged forecasted interest payments. The Company expects to recognize $1.5 million of this loss as interest expense in 2006.

Note 15. Guarantees

The Company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2005, the maximum principal amount guaranteed was approximately $134.9 million.

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

Note 16. Earnings per Share

	2005	2004	2003
Net earnings	$137.1	$178.3	$176.5
Basic:
Weighted average number of common shares outstanding	215.0	202.3	113.3

Net earnings per share—basic	$0.64	$0.88	$1.56

Diluted:
Dilutive options and awards	1.7	1.9	1.0

Diluted weighted average number of common shares outstanding	216.7	204.2	114.3

Net earnings per share—diluted	$0.63	$0.88	$1.54

Dividends paid per common share	$1.04	$1.04	$1.02

Diluted net income per common share takes into consideration the pro forma dilution of certain unvested restricted stock awards and unexercised stock option awards. For the years ended December 31, 2005, 2004 and 2003, options to purchase 2.0 million, 5.8 million and 11.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have an anti-dilutive effect.

During the year ended December 31, 2005, the Company purchased approximately 8.5 million shares of its common stock at a total cost of $278.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. At the time of the repurchase, two of the Company’s then directors were affiliated with GSC Partners. Both directors recused themselves from deliberations related to the repurchase. The remaining stock purchases during the year ended December 31, 2005 were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards.

Note 17. Stock and Incentive Programs for Employees

The Company has various incentive plans under which stock options and other stock-based awards may be granted to employees. At December 31, 2005, there were 7.6 million shares available for grant. Stock options have an exercise price equal to the fair market value at date of grant. Options granted generally vest over four years or less from the date of grant, upon retirement or upon change of control; and are exercisable for up to five years after the date of retirement. Options granted prior to November 2004 expired ten years from the date of grant. Beginning in November 2004, new option grants expire five years from the date of grant.

Restricted stock awards are approved by the board of directors of the Company and awarded under the Company’s incentive plans. The rights granted to the recipient under these awards accrue ratably over the restriction or vesting period, which is generally four years or less. Upon issuance, unearned compensation expense equal to the market value of the award is recorded. The unearned compensation is disclosed as a separate component of shareholders’ equity and is recognized on a straight-line basis as compensation expense over the vesting period. Unvested awards are forfeited upon termination of employment unless certain retirement or disability conditions are met. During 2005, the Company issued 1.0 million restricted stock awards with a grant

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

date fair value of $35.2 million. During 2004, the Company issued 1.5 million restricted stock awards related to the Moore Wallace acquisition with a grant date fair value of $43.1 million. During 2003, the Company issued approximately 126 thousand restricted stock awards with a grant date fair value of $2.6 million. At December 31, 2005, there were 1.5 million unvested restricted stock awards outstanding.

During 2004, the Company granted performance unit awards to executive officers and other key employees. Distributions under these awards are payable at the end of the performance period in common stock or cash at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach three hundred percent of the initial award. Compensation expense for these awards is measured based upon the fair market value of the award at the end of the reporting period and is accrued over the performance period. At December 31, 2005 and 2004, respectively, there were 460 thousand and 485 thousand performance unit awards outstanding.

The Company recognized $42.6 million, $15.9 million, and $4.3 million in compensation expense related to restricted stock awards and performance unit awards for the years ended December 31, 2005, 2004 and 2003, respectively.

A summary of the Company’s stock option activity is presented below:

	2005		2004(1)		2003
	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	14,698	$29.13	18,376	$27.98	16,866	$29.69
Options granted	7	33.45	4,449	25.20	3,432	18.94
Options exercised	(2,536)	26.38	(5,169)	22.57	(560)	21.60
Options forfeited and expired	(1,940)	34.72	(2,958)	27.55	(1,362)	28.93

Options outstanding at end of year	10,229	$28.75	14,698	$29.13	18,376	$27.98

Options exercisable at end of year	7,933	$28.54	11,075	$29.51	11,841	$31.11

Weighted average fair value of options granted during the year		$6.07		$6.26		$3.97

(1)	In 2004, the options granted includes 2.4 million fully vested options granted in connection with the Moore Wallace acquisition. These options had a fair value of $18.2 million, which is included in the purchase price of the acquisition. The weighted average fair value of the options granted during the year excludes these options.

The weighted average fair value of the options granted is calculated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	3.1%	3.2%	4.3%
Expected volatility	26.0%	28.1%	26.4%
Risk-free interest rate	3.5%	3.1%	4.3%
Expected life	4 years	4 years	10 years

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (Thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
$ 4.33–$18.80	2,200	6.8	$17.21	1,609	$16.63
$20.58–$24.88	1,492	4.2	21.26	1,489	21.26
$25.26–$30.13	631	5.9	26.22	536	25.69
$30.19–$31.72	2,159	6.0	31.10	1,360	30.88
$33.00–$38.06	2,517	4.2	34.74	1,709	34.74
$39.00–$46.88	1,230	1.8	43.32	1,230	43.32

	10,229	4.9	$28.75	7,933	$28.54

During 2004, pursuant to the Company’s 2004 Performance Incentives Plan, the Company issued restricted stock units as stock-based compensation for members of the board of directors. One-third of the restricted stock units vest on the third anniversary of the grant date and the remaining two-thirds of the restricted stock units vest upon termination of the holder’s service on the board of directors. The holder may elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the board of directors. In the event of termination of service on the board of directors prior to the third anniversary of the grant date, all restricted stock units will vest. The restricted stock units are payable in shares of the Company’s common stock or cash, at the discretion of the Company. At December 31, 2005 and 2004, approximately 129 thousand and 100 thousand, respectively, restricted stock units issued to directors were outstanding. For 2005 and 2004, the compensation expense recorded for these restricted stock units was $2.1 million and $3.4 million, respectively.

Other Information—Authorized unissued shares or treasury shares may be used for issuance under the stock option or restricted stock award programs. The Company intends to use reacquired shares of its common stock to meet the stock requirements of these programs in the future.

Note 18. Preferred Stock

The Company has two million shares of $1.00 par value preferred stock authorized for issuance. The board of directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock. Five hundred thousand of the shares are reserved for issuance under the Shareholder Rights Plan discussed in Note 19.

Note 19. Shareholder Rights Plan

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

Note 20. Industry Segment Information

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

During 2005, management changed the Company’s reportable segments to reflect the new structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s book, Europe (excluding Astron, direct mail and global capital markets) and Asia operations, all previously reported in the Integrated Print Communications segment, are now reported in the Publishing and Retail Services segment. All prior periods have been reclassified to conform to this current reporting structure.

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material and warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine, catalog and book markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

Integrated Print Communications. The Integrated Print Communications segment consists of short-run and variable print operations in the following lines of business:

•	Direct mail: Offers services with respect to direct marketing programs, including content creation, database management, printing, personalization, finishing and distribution, in North America.

•	Global capital markets: Provides information management, content assembly and print services to corporations and their investment banks and law firms related to capital markets compliance and transaction activities.

•	Dynamic Communications Solutions: Offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Short-run commercial print: Provides short-run print and print-related services to a diversified customer base. Examples of materials produced include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•	Astron Group: Provides document-based business process outsourcing services, transactional print and mail services, data and print management, document production, direct mail and marketing support services, primarily in the United Kingdom.

Forms and Labels. The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, including print-on-demand services, from facilities located in North America and Latin America. The Latin American business also prints magazines, catalogs and books.

Corporate. The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and earnings of employee benefit plans, primarily components of net pension and postretirement benefits expense other than service cost, are not allocated to operating segments.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations (2)	Assets of Continuing Operations (3)	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2005
Publishing and Retail Services	$4,288.8	$(19.0)	$4,269.8	$613.4	$2,901.3	$214.6	$342.7
Integrated Print Communications	2,572.8	(81.3)	2,491.5	279.8	3,509.6	118.6	76.7
Forms and Labels	1,684.5	(15.6)	1,668.9	(239.3)	1,819.4	60.6	20.4

Total operating segments	8,546.1	(115.9)	8,430.2	653.9	8,230.3	393.8	439.8
Corporate(1)	—	—	—	(203.5)	1,143.4	31.2	31.2

Total continuing operations	$8,546.1	$(115.9)	$8,430.2	$450.4	$9,373.7	$425.0	$471.0

Year ended December 31, 2004 (Reclassified)
Publishing and Retail Services	$3,830.5	$(8.8)	$3,821.7	$457.9	$2,389.0	$210.9	$188.5
Integrated Print Communications	1,932.1	(51.4)	1,880.7	179.8	2,340.6	86.3	44.5
Forms and Labels	1,461.9	(7.9)	1,454.0	47.9	2,235.2	54.7	14.4

Total operating segments	7,224.5	(68.1)	7,156.4	685.6	6,964.8	351.9	247.4
Corporate(1)	—	—	—	(226.4)	1,486.1	33.6	17.8

Total continuing operations	$7,224.5	$(68.1)	$7,156.4	$459.2	$8,450.9	$385.5	$265.2

Year ended December 31, 2003 (Reclassified)
Publishing and Retail Services	$3,504.0	$4.8	$3,508.8	$420.4	2,094.1	$214.1	$161.3
Integrated Print Communications	545.8	(4.9)	540.9	11.4	208.8	28.6	4.7
Forms and Labels	132.5	0.4	132.9	(21.7)	154.2	6.6	5.0

Total operating segments	4,182.3	0.3	4,182.6	410.1	2,457.1	249.3	171.0
Corporate(1)	—	—	—	(117.4)	513.7	21.0	21.8

Total continuing operations	$4,182.3	$0.3	$4,182.6	$292.7	$2,970.8	$270.3	$192.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

(1)	Corporate assets consist primarily of the following items at December 31, 2005: cash and cash equivalents, benefit plan assets of $514.1 million, investments in affordable housing of $53.0 million and fixed assets of $85.9 million; and December 31, 2004: benefit plan assets of $498.3 million, investments in affordable housing of $53.6 million and fixed assets of $84.2 million.

(2)	Included in the 2004 income from continuing operations for the Integrated Print Communications and the Forms and Labels segments were fair market value adjustments for inventory and backlog and integration charges that were all related to the Moore Wallace acquisition. The 2004 acquisition-related charges for the Integrated Print Communications segment were $17.5 million for the fair market value adjustments and $3.6 million for integration activities. Forms and Labels 2004 acquisition-related charges were $49.4 million for the fair market value adjustments and $3.1 million for integration activities. Integration charges of $6.8 million were included in the Corporate segment’s 2004 results.

Net restructuring and impairment charges by segment for 2005, 2004, and 2003 are described in Note 4.

(3)	Assets of continuing operations at December 31, 2004, reflect adjustments to reallocate goodwill by reportable segment based on changes in reporting units and to correct the initial allocation of goodwill to reporting units as part of the Moore Wallace acquisition. The impact of these adjustments is an increase in goodwill allocated to Publishing and Retail Services of $192.6 million and decreases in goodwill allocated to Integrated Print Communications and Forms and Labels of $141.1 million and $51.5 million, respectively. This reallocation had no impact on goodwill reported on the Company’s consolidated balance sheet.

Note 21. Geographic Area Information

	U.S.	Europe	Rest of the World	Combined
2005
Net sales	$6,882.8	$792.3	$755.1	$8,430.2
Long-lived assets(1)	2,351.4	254.2	301.4	2,907.0

2004
Net sales	6,130.3	451.8	574.3	7,156.4
Long-lived assets(1)	2,311.4	205.9	194.2	2,711.5

(1)	Includes net property, plant and equipment, prepaid pension cost and other noncurrent assets.

Note 22. New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company accounts for its employee stock option plans under the intrinsic value recognition and measurement provisions of Opinion 25 and discloses in Note 1 the effect on net income and earnings per share had compensation cost for the plans been determined based on the fair value of the options on the grant date under SFAS 123. The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Under this method, the Company will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In millions, except per share data and unless otherwise indicated)

based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. The Company has elected to recognize compensation expense using the straight-line method for attribution of the required service period for graded-vesting awards. Currently, the Company follows a nominal vesting period approach, under which compensation expense is recognized over an award’s vesting period except in the instance of the participant’s actual retirement. Upon adoption of SFAS 123R, the company will, as required, recognize compensation expense over the period through the date an employee first becomes eligible to retire and is no longer required to provide service to earn the award. The Company does not expect the adoption of SFAS 123R to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. FIN 47 further clarifies what the term “conditional asset retirement obligation” means with respect to recording the asset retirement obligation discussed in SFAS No. 143. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated financial position, annual results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153), as part of its short-term international convergence project with the International Accounting Standards Board (IASB). Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), which adopts wording from the IASB’s International Accounting Standard, “Inventories,” in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 was effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois:

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on February 27, 2004, the Company acquired all the outstanding shares of Moore Wallace Incorporated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 1, 2006

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2005
Net sales(1)	$1,926.5	$1,932.1	$2,183.7	$2,387.9	$8,430.2
Gross profit(1)	559.5	532.9	620.8	626.7	2,339.9
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle(1)(3)*	109.2	95.3	127.3	(236.0)	95.6
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle per diluted share(1)*	0.50	0.44	0.59	(1.09)	0.44
Net earnings (loss)(3)*	106.9	90.7	102.1	(162.5)	137.1
Net earnings (loss) per diluted share*	0.49	0.42	0.47	(0.75)	0.63
Stock price high	35.25	34.63	38.27	37.47	38.27
Stock price low	29.54	31.08	34.54	32.28	29.54
Stock price closing price	31.62	34.51	37.07	34.21	34.21

2004
Net sales(1)	$1,288.7	$1,842.9	$1,913.0	$2,111.8	$7,156.4
Gross profit(1)	263.6	491.4	554.1	577.7	1,886.8
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle(1)*	(41.4)	40.7	116.8	148.8	264.9
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle per diluted share(1)*	(0.28)	0.19	0.53	0.66	1.30
Net earnings (loss)*	(58.9)	(12.5)	112.9	136.8	178.3
Net earnings per diluted share (loss)*	(0.39)	(0.06)	0.51	0.61	0.88
Stock price high	32.50	33.27	33.14	35.37	35.37
Stock price low	27.62	28.37	29.33	30.55	27.62
Stock price closing price	30.25	33.02	31.32	35.29	35.29

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

	2005	2004	2003	2002	2001
Quarterly rate per common share(2)	$0.26	$0.26	$0.255	$0.245	$0.235
Yearly rate per common share	1.04	1.04	1.02	0.98	0.94

(1)	Reflects results of acquired businesses from the relevant acquisition dates and excludes results of discontinued operations.
*	Includes the following significant items affecting comparability:

•	For 2005: Integration, restructuring and impairment charges of $428.1 million (first quarter $14.7 million, second quarter $27.0 million, third quarter $6.8 million, fourth quarter $379.6 million);

•	For 2004: Integration, restructuring and impairment charges of $188.2 million (first quarter $102.4 million, second quarter $42.9 million, third quarter $21.6 million, fourth quarter $21.3 million), a first quarter gain on sale of investment of $15.3 million; a fourth quarter tax benefit of $37.6 million and a fourth quarter write-down of the Company’s investment in affordable housing of $14.4 million.

(2)	Averages 2005 and 2004: $0.26 for all quarters; 2003: $0.25 first two quarters and $0.26 last two quarters; 2002: $0.24 first two quarters and $0.25 last two quarters; and 2001: $0.23 first two quarters and $0.24 last two quarters.

(3)	Full-year amounts do not equal the sum of the quarters solely due to rounding.

Financial Summary

	2005	2004	2003	2002	2001
Net sales(1)	$8,430.2	$7,156.4	$4,182.6	$4,247.2	$4,828.8
Net earnings from continuing operations(1)*	95.6	264.9	188.5	136.8	27.8
Net earnings from continuing operations per diluted share(1)*	0.44	1.30	1.65	1.19	0.23
Income (loss) from discontinued operations	41.5	(80.0)	(12.0)	5.4	(2.8)
Net earnings(1)*	137.1	178.3	176.5	142.2	25.0
Net earnings per diluted share(1)*	0.63	0.88	1.54	1.24	0.21
Total assets	9,373.7	8,553.7	3,203.3	3,203.6	3,431.4
Long-term debt	2,365.4	1,581.2	750.4	752.9	881.3

(1)	Reflects results of acquired businesses from the relevant acquisition dates.

*	Includes the following significant items affecting comparability:

•	For 2005: net restructuring and impairment charges of $419.8 million; acquisition-related charges of $8.3 million;

•	For 2004: net restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, and a tax benefit of $37.6 million; see Note 12, Income Taxes, to the consolidated financial statements;

•	For 2003: net restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million; see Note 12, Income Taxes, to the consolidated financial statements;

•	For 2002: net restructuring and impairment charges of $87.4 million, tax benefit from the settlement with the IRS on corporate-owned life insurance (COLI) of $30.0 million and gain on sale of businesses and investments of $6.4 million;

•	For 2001: net restructuring and impairment charges of $195.3 million, gain on sale of businesses and investments of $6.7 million and loss on investment write-downs of $18.5 million;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois:

We have audited the consolidated financial statements of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 1, 2006 (which financial statement audit report expresses an unqualified opinion and includes an explanatory paragraph concerning the Company’s acquisition on February 27, 2004 of all the outstanding shares of Moore Wallace Incorporated); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 1, 2006

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II

Valuation and Qualifying Accounts

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
	in millions
Allowance for trade receivable losses:
Balance, beginning of year	$44.5	$26.3	$19.3
Provisions charged to expense	24.1	25.9	22.8

	68.6	52.2	42.1
Uncollectible accounts written off, net of recoveries	(7.3)	(7.7)	(15.8)

Balance, end of year	$61.3	$44.5	$26.3

INDEX TO EXHIBITS

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A dated February 22, 2006, filed on March 1, 2006)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.6	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997)*

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Performance Share Unit Award Agreement for Mark A. Angelson (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005)*

10.24	Consulting and Release Agreement dated February 26, 2004 between the Company and William L. Davis (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.25	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.26	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.27	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.28	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.29	Employment Agreement dated as of February 14, 2003 between the Company and Theodore J. Theophilos (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.30	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.31	Employment Agreement dated February 23, 2005 between the Company and Glenn R. Richter (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.32	Trust Agreement, dated November 7, 2005, between the Company and Northern Trust Corporation (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.33	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.34	Purchase and Sale Agreement, dated January 3, 2005, between R.R. Donnelley & Sons Company and Greenwich Street Capital Partners II, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P. and TRV Executive Fund, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 3, 2005, filed on January 6, 2005)

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

23.2	Consent of American Appraisal Associates (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.