Form 10-Q
period 2006-03-31
RR Donnelley & Sons Co
filed 2006-05-09
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

    Large Accelerated filer  ☒        Accelerated filer  ☐        Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

As of April 30, 2006, 216.1 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$320.7	$366.7
Receivables, less allowance for doubtful accounts of $66.1 (2005—$61.3)	1,505.4	1,529.1
Inventories (Note 4)	506.5	481.4
Prepaid expenses and other current assets	87.4	67.5
Deferred income taxes	167.0	177.0

Total current assets	2,587.0	2,621.7

Property, plant and equipment—net (Note 5)	2,138.8	2,138.6
Goodwill (Note 6)	2,753.1	2,750.7
Other intangible assets—net (Note 6)	1,093.5	1,094.3
Prepaid pension cost	514.3	514.1
Other noncurrent assets	295.7	254.3

Total assets	$9,382.4	$9,373.7

LIABILITIES
Accounts payable	$665.7	$718.1
Accrued liabilities	829.6	826.9
Short-term and current portion of long-term debt	269.8	269.1

Total current liabilities	1,765.1	1,814.1

Long-term debt	2,351.5	2,365.4
Postretirement benefits	332.5	330.6
Deferred income taxes	589.3	596.8
Other noncurrent liabilities	559.0	541.2
Liabilities of discontinued operations (Note 3)	4.1	1.4

Total liabilities	5,601.5	5,649.5

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2006 and 2005	303.7	303.7
Additional paid-in capital	2,845.1	2,888.2
Retained earnings	1,495.1	1,439.4
Accumulated other comprehensive loss	(95.4)	(90.2)
Unearned compensation	—	(44.9)
Treasury stock, at cost, 25.4 shares in 2006 (2005—25.5 shares)	(767.6)	(772.0)

Total shareholders’ equity	3,780.9	3,724.2

Total liabilities and shareholders’ equity	$9,382.4	$9,373.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net sales	$2,266.9	$1,926.5

Cost of sales (exclusive of depreciation and amortization shown below)	1,661.5	1,367.0
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	262.1	251.5
Restructuring and impairment charges—net (Note 7)	16.6	12.2
Depreciation and amortization	114.8	98.7

Total operating expenses	2,055.0	1,729.4

Income from continuing operations	211.9	197.1
Interest expense—net	34.8	21.1
Investment and other income (expense)—net	(0.8)	(0.6)

Earnings from continuing operations before income taxes and minority interest	176.3	175.4
Income tax expense	62.6	66.5
Minority interest	(0.5)	(0.3)

Net earnings from continuing operations	114.2	109.2
Loss from discontinued operations, net of tax	(2.3)	(2.3)

Net earnings	$111.9	$106.9

Earnings per share (Note 10):
Basic:
Net earnings from continuing operations	$0.53	$0.51
Loss from discontinued operations, net of tax	(0.01)	(0.01)

Net earnings	$0.52	$0.50

Diluted:
Net earnings from continuing operations	$0.52	$0.50
Loss from discontinued operations, net of tax	(0.01)	(0.01)

Net earnings	$0.51	$0.49

Dividends declared per common share	$0.26	$0.52
Weighted average number of common shares outstanding:
Basic	216.5	215.3
Diluted	217.8	217.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(In millions)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net earnings	$111.9	$106.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations	2.3	2.3
Impairment charges	0.4	1.3
Depreciation and amortization	114.8	98.7
Provision for doubtful accounts receivable	7.7	4.6
Share-based compensation	8.9	10.2
Deferred taxes	2.3	19.5
Loss on sale of investment and other assets—net	1.3	0.6
Other	6.6	11.1
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	18.1	16.8
Inventories	(24.2)	(39.2)
Prepaid expenses	(19.6)	(39.1)
Accounts payable	(54.3)	(10.5)
Accrued liabilities and other	(66.6)	(26.0)

Net cash provided by operating activities of continuing operations	109.6	157.2
Net cash used in operating activities of discontinued operations	(0.6)	(3.3)

Net cash provided by operating activities	109.0	153.9

INVESTING ACTIVITIES
Capital expenditures	(90.9)	(93.8)
Proceeds from sale of investment and other assets	0.8	9.0

Net cash used in investing activities	(90.1)	(84.8)

FINANCING ACTIVITIES
Net change in short-term debt	5.7	(8.6)
Payments of current maturities and long-term debt	(19.5)	(1.3)
Issuance of common stock, net	4.8	2.5
Acquisition of common stock	(0.7)	(268.7)
Dividends paid	(56.1)	(56.0)

Net cash used in financing activities	(65.8)	(332.1)

Effect of exchange rate on cash flows and cash equivalents	0.9	(7.0)
Net decrease in cash and cash equivalents	(46.0)	(270.0)
Cash and cash equivalents at beginning of period	366.7	641.8

Cash and cash equivalents at end of period	$320.7	$371.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 2, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current presentation.

2. ACQUISITIONS

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in the document-based business process outsourcing market (“DBPO”), providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron was acquired to extend the Company’s services in the DBPO sector. Astron was acquired for approximately $954.5 million, net of $10.2 million of cash acquired, including $8.5 million in acquisition costs and the assumption of $449.4 million of Astron’s debt. On the acquisition date, $434.5 million of the assumed debt was paid off.

Also during 2005, the Company completed several smaller acquisitions to build on the Company’s scale advantages and extend its product offerings in key industry sectors and geographies. On July 7, 2005, the Company acquired Asia Printers Group Ltd. (“Asia Printers”), a book printer for customers in North America, Europe and Asia under the South China Printing brand and one of Hong Kong’s leading financial printers under the Roman Financial Press brand. On August 18, 2005, the Company acquired the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. On September 5, 2005, the Company acquired Poligrafia S.A. (“Poligrafia”), the third-largest printer of magazines, catalogs, retail inserts and books in Poland. On November 9, 2005, the Company acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail segments of the printing industry. On December 6, 2005, Astron acquired Critical Mail Continuity Services, Limited (“CMCS”), a UK-based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. The aggregate purchase price for these businesses was $277.7 million, net of cash acquired and including debt assumed of $23.0 million. Asia Printers (excluding Roman Financial Press), Charlestown, Poligrafia and Spencer are included in the Publishing and Retail Services segment. Astron, Roman Financial Press and CMCS are included in the Integrated Print Communications segment.

The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is subject to further refinement, specifically, the final valuation of

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

identifiable intangible assets and property, plant and equipment of Spencer. In addition, the final valuation for accounting purposes of certain contractual customer arrangements related to other acquisitions is not complete and the final purchase price for certain of the acquisitions is subject to adjustment based on certain provisions of the related purchase agreements. Based on these valuations, the preliminary purchase price allocation for all of the businesses acquired in 2005 is as follows:

Accounts receivable	$129.8
Inventories	42.4
Other current assets	29.6
Property, plant and equipment and other long-term assets	149.7
Amortizable intangible assets	534.3
Goodwill	681.1
Accounts payable and accrued liabilities	(179.2)
Postretirement and pension benefits and other long-term liabilities	(13.0)
Deferred taxes—net	(142.5)

Total purchase price—net of cash acquired	1,232.2
Debt assumed and not repaid	(37.9)

Net cash paid	$1,194.3

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2005 presents the combined results of operations of the Company and those businesses acquired in 2005 as if these acquisitions had occurred at January 1, 2005.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

Three Months Ended March 31, 2005
Net sales	$2,127.8
Net earnings	102.3
Earnings per share:
Basic	$0.48
Diluted	$0.47

The unaudited pro forma results for the three months ended March 31, 2005 include $21.5 million for the amortization of purchased intangibles. The pro forma financial information for the three months ended March 31, 2005 also includes post-acquisition integration charges of $2.5 million and net restructuring and impairment charges of $12.2 million (see Note 7).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

3. DISCONTINUED OPERATIONS AND DIVESTITURES

On December 22, 2005 the Company sold its Peak Technologies business (“Peak”), which was formerly reported in the Forms and Labels segment. On October 29, 2004, the Company sold its package logistics business. Both Peak and the package logistics business have been reported as discontinued operations for all periods presented. As of March 31, 2006 and December 31, 2005, the Company had remaining liabilities for contractual obligations related to these discontinued businesses of $4.1 million and $1.4 million, respectively. These liabilities have been classified separately in the Condensed Consolidated Balance Sheets as liabilities of discontinued operations.

Included in the net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 are the following:

	Three Months Ended March 31,
	2006	2005
Net sales	$—	$51.3
Income tax benefit	(1.2)	(1.2)
Loss from discontinued operations, net of tax	(2.3)	(2.3)

4. INVENTORIES

	March 31, 2006	December 31, 2005
Raw materials and manufacturing supplies	$210.3	$212.3
Work-in-process	153.1	131.9
Finished goods	202.0	196.2
LIFO reserves	(58.9)	(59.0)

	$506.5	$481.4

5. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2006	December 31, 2005
Land	$76.5	$76.5
Building	951.0	948.0
Machinery and equipment	4,956.6	4,935.3

	5,984.1	5,959.8
Less: Accumulated depreciation	(3,845.3)	(3,821.2)

Total	$2,138.8	$2,138.6

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.2 million at March 31, 2006 and $7.6 million at December 31, 2005. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets and have been assessed for impairment based on their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill	December 31, 2005	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	March 31, 2006
Publishing and Retail Services	$388.4	$—	$—	$0.9	$389.3
Integrated Print Communications	1,634.7	—	—	0.3	1,635.0
Forms and Labels	727.6	—	—	1.2	728.8

	$2,750.7	$—	$—	$2.4	$2,753.1

Other Intangible Assets	Gross Carrying Amount at January 1, 2006	Additions During the Year	Accumulated Amortization and Foreign Exchange	March 31, 2006	Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$(21.1)	$0.8	1.5-6 years
Patents	98.3	—	(25.5)	72.8	8 years
Customer relationship intangibles	795.6	10.6	(131.3)	674.9	5-15 years
Trade names	347.2	0.6	(2.8)	345.0	16.5 years – indefinite

	$1,263.0	$11.2	$(180.7)	$1,093.5

Amortization expense for other intangible assets was $17.0 million and $11.1 million for the three months ended March 31, 2006 and 2005, respectively. Annual amortization expense for each of the next five years, from 2007 – 2011, is estimated to be $66 million.

Included in trade names at March 31, 2006 and December 31, 2005 was $304.7 million for indefinite-lived trade names that are not subject to amortization.

7. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2006 and 2005, the Company recorded the following net restructuring and impairment charges:

	March 31, 2006				March 31, 2005
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Publishing and Retail Services	$6.6	$—	$—	$6.6	$0.9	$0.4	$—	$1.3
Integrated Print Communications	2.6	—	0.4	3.0	(0.1)	4.4	0.1	4.4
Forms and Labels	0.3	0.7	—	1.0	1.4	1.2	1.2	3.8
Corporate	4.0	2.0	—	6.0	1.0	1.7	—	2.7

	$13.5	$2.7	$0.4	$16.6	$3.2	$7.7	$1.3	$12.2

For the three months ended March 31, 2006, the Company recorded net restructuring charges of $13.5 million for employee termination costs for 297 employees, 260 of whom were terminated as of March 31, 2006,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $2.7 million for the three months ended March 31, 2006 and impairment charges of $0.4 million.

For the three months ended March 31, 2005, the Company recorded net restructuring charges of $10.9 million that included $3.2 million related to workforce reductions (97 employees, all of whom were terminated as of March 31, 2006) including the elimination of duplicative administrative functions resulting from the acquisition of Moore Wallace, Incorporated in 2004 and other actions to restructure operations and $7.7 million including lease termination charges and employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans and the exiting of a U.K. financial print facility in the Integrated Print Communications segment.

Restructuring Reserve

In addition to the 2006 restructuring actions, the Company initiated various restructuring actions in 2005 and prior years, which included the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of March 31, 2006 is as follows:

	December 31, 2005	Restructuring Provision—Net	Cash Paid	March 31, 2006
Employee terminations	$14.6	$13.5	$6.8	$21.3
Other	21.2	2.7	5.1	18.8

	$35.8	$16.2	$11.9	$40.1

The restructuring reserves classified as “other” consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by March 2007.

8. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Pension expense
Service cost	$19.9	$20.2
Interest cost	32.4	32.2
Expected return on assets	(51.3)	(49.4)
Amortization, net	0.7	(1.8)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Three Months Ended March 31,
	2006	2005
Settlement	—	0.7
Curtailment	—	(0.7)

Net pension expense	$1.7	$1.2

Postretirement benefits expense
Service cost	$3.1	$2.8
Interest cost	7.5	7.6
Expected return on assets	(4.0)	(4.6)
Amortization, net	(2.1)	(3.2)

Net postretirement benefits expense	$4.5	$2.6

9. SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective application transition method as of January 1, 2006. The condensed consolidated financial statements as of March 31, 2006 and for the three months then ended reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Share-based Compensation – Transition and Disclosure,” as if the fair value method defined by SFAS No. 123 had been applied to share-based compensation. Under APB Opinion No. 25, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, no share-based compensation expense was recognized in the Company’s consolidated statement of operations related to stock options.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of a forfeiture rate for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards, performance share units and stock options. The Company estimated the number of awards expected to vest based, in part, on

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures of stock options as they occurred.

The Company will continue to follow the nominal vesting period approach for awards granted prior to its January 1, 2006 adoption of SFAS No. 123(R). For awards granted subsequent to its adoption of SFAS No. 123(R), compensation cost will be recognized over the shorter of the nominal vesting period or the period until the employee’s award becomes non-forfeitable upon reaching eligible retirement age under the terms of the award.

Share-Based Compensation under SFAS No. 123(R) for the three months ended March 31, 2006 and APB Opinion No. 25 for the three months ended March 31, 2005

As a result of the adoption of SFAS No. 123(R), the Company recorded $0.9 million of compensation expense associated with stock options for the three months ended March 31, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. As a result, excess tax benefits of $0.4 million are shown as financing cash inflows in the Condensed Consolidated Statement of Cash Flows.

The total compensation expense related to all share-based compensation plans was $8.9 million for the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25. Compensation expense was recognized ratably over the associated service period, which was generally the vesting term. The income tax benefit related to share-based compensation expense was $3.6 million for the quarter ended March 31, 2006. As of March 31, 2006, $66.7 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized share-based compensation cost to be recognized in future periods as of March 31, 2006 does not consider the effect of share-based awards that may be issued in subsequent periods. Also as a result of the adoption of SFAS No. 123(R), $44.9 million of unearned compensation recorded in shareholder’s equity as of January 1, 2006 was reclassified to and reduced the balance of additional paid in capital.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three months ended March 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

Three Months Ended March 31, 2005
Net earnings, as reported	$106.9
Add: Share-based compensation included in reported net earnings, net of related tax effects	6.4
Less: Share-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(7.7)

Pro forma net earnings	$105.6

Basic net earnings per share:
As reported	$0.50
Pro forma	$0.49
Diluted net earnings per share:
As reported	$0.49
Pro forma	$0.49

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Share-Based Compensation Plans

The Company has two share-based compensation plans available to grant future awards, as described below, and eight terminated or expired share-based compensation plans under which awards remain outstanding.

RR Donnelley 2004 Performance Incentive Plan

The 2004 Performance Incentive Plan (the “2004 PIP”) was approved by stockholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2004 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There are 7,000,000 shares of common stock of the Company reserved and authorized for issuance under the 2004 PIP.

Moore Wallace 2003 Long-Term Incentive Plan

Upon acquiring Moore Wallace, the Company assumed the Moore Wallace 2003 Long-Term Incentive Plan (the “2003 LTIP”), which had been approved by the stockholders of Moore Wallace, under which all employees of Moore Wallace and its subsidiaries are eligible to participate. Awards under the 2003 LTIP may consist of restricted stock or restricted stock units. The time period during which these shares will be available for issuance will not be extended beyond the period when they would have been available under 2003 LTIP absent the acquisition of Moore Wallace. No awards may be granted under the 2003 LTIP to any legacy RR Donnelley or RR Donnelley subsidiary employees.

General Terms of Awards

Under various incentive plans, the Company granted certain employees cash, non-qualified stock options, restricted stock awards, restricted stock units and performance share units. The human resources committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2004 PIP is 10 years. At March 31, 2006, there were 2,541,520 shares of common stock authorized and available to grant under the 2004 PIP and 4,943,332 shares of common stock authorized and available to grant under the 2003 LTIP.

For all of the Company’s stock options outstanding at March 31, 2006, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change of control of the Company. Options granted prior to November 2004 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while option grants after November 2004 expire five years from the date of grant.

The rights granted to the recipient of restricted stock and restricted stock unit awards accrue ratably over the restriction or vesting period, which is generally four years or less. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company expenses the cost of restricted stock and restricted stock unit awards, based on the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

The Company also issues restricted stock units as share-based compensation for members of the board of directors. One-third of the restricted stock units vest on the third anniversary of the grant date and the remaining

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

two-thirds of the restricted stock units vest upon termination of the holder’s service on the board of directors. The holder may elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the board of directors. In the event of termination of service on the board of directors prior to the third anniversary of the grant date, all restricted stock units will vest. The restricted stock units are payable in shares of the Company’s common stock or cash, at the discretion of the Company. These awards are classified as liability awards due to their expected settlement in cash and are included in accrued liabilities in the Company’s Condensed Consolidated Balance Sheet. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period.

The Company has granted performance share unit awards to executive officers and other key employees. Distributions under these awards are payable at the end of the performance period in common stock or cash at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach three hundred percent of the initial award. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. Prior to January 1, 2006, compensation expense for these awards was measured based upon the intrinsic value of the awards at the end of the reporting period and accrued over the performance period. Upon adoption of SFAS No. 123(R), the Company expenses the cost of the performance share unit awards, based on the fair market value of the awards at the date of grant, ratably over the performance period.

Stock Options

The fair value of each non-qualified stock option award is estimated on the date of grant using the Black Scholes Option Pricing Model. The Company did not grant stock options during the three months ended March 31, 2006. The Company granted 7,000 stock options during the three months ended March 31, 2005. The fair value of these stock options was determined using the following weighted average assumptions for the first quarter of fiscal 2005 under SFAS No. 123:

Three Months Ended March 31, 2005
Expected volatility	25.96%
Risk-free interest rate	3.52%
Expected life (years)	3.75
Expected dividend yield	3.1%

The weighted average grant date fair value of these options was $6.07 per stock option. For future grants of stock options, the fair value will be estimated using the Black Scholes Option Pricing Model utilizing weighted average assumptions in accordance with SFAS No. 123(R) and SAB 107.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2005	10,229	$28.75	4.9
Granted	—	—	—
Exercised	(171)	21.11	5.7
Cancelled/forfeited/expired	(811)	34.76	—

Outstanding at March 31, 2006	9,247	$28.36	5.0	$40,145
Exercisable at March 31, 2006	7,849	$27.97	4.5	$37,310

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of three months ended March 31, 2006 and the exercise price, multiplied by the number of in-the-money-options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount will change in future periods based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $2.0 million.

As of March 31, 2006, $6.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.9 years.

Cash received from the option exercises for the first three months ended March 31, 2006 was $4.0 million. The actual tax benefit realized for the tax deduction from option exercises totaled $0.8 million for the three months ended March 31, 2006.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of March 31, 2006 and December 31, 2005 and changes during the three months ended March 31, 2006 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	1,441	$32.11
Granted	190	33.02
Vested	(142)	31.46
Forfeited	(50)	32.47

Nonvested at March 31, 2006	1,439	$32.28

Compensation expense recognized related to restricted stock awards and restricted stock units for the three months ended March 31, 2006 and 2005 was $4.5 million and $4.2 million, respectively. As of March 31, 2006, there was $46.5 million of unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Performance Share Unit Awards

Nonvested performance share unit awards as of March 31, 2006 and December 31, 2005 and changes during the three months ended March 31, 2006 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	551	$30.49
Granted	—	—
Vested	(115)	30.55
Forfeited	—

Nonvested at March 31, 2006	436	$30.47

Compensation expense recognized related to performance share unit awards for the three months ended March 31, 2006 and 2005 was $3.5 million and $6.2 million, respectively. As of March 31, 2006, there was $13.3 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted average period of one year.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. The Company is authorized, under the terms of share repurchase programs approved by the Board of Directors, to repurchase up to approximately 10.9 million shares (based on the Company’s closing share price on May 2, 2006).

10. EARNINGS PER SHARE

	Three Months Ended March 31,
	2006	2005
Net earnings	$111.9	$106.9
Basic:
Weighted average number of common shares outstanding	216.5	215.3

Net earnings per share – basic	$0.52	$0.50

Diluted:
Dilutive options and awards (a)	1.3	1.7
Diluted weighted average number of common shares outstanding	217.8	217.0

Net earnings per share – diluted	$0.51	$0.49

Cash dividends paid per common share	$0.26	$0.26

(a)	For the three months ended March 31, 2006 and 2005, 3.3 million and 5.8 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

11. COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2006	2005
Net earnings, as reported	$111.9	$106.9
Translation adjustments	0.4	3.7
Unrealized loss on investments, net of tax	(0.1)	(1.1)
Change in fair value of derivatives, net of tax	(5.5)	—

Comprehensive income	$106.7	$109.5

12. SEGMENT INFORMATION

During the first quarter of 2006, management changed the Company’s reportable segments to reflect changes in the structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s print fulfillment business is reported in the Publishing and Retail Services segment (previously reported in the Forms and Labels segment) and the Company’s Canadian statement outsourcing business (previously reported in the Integrated Print Communications segment) and Canadian logistics business (previously reported in the Publishing and Retail Services segment) are reported in the Forms and Labels segment. All prior periods have been reclassified to conform to this current reporting structure.

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, print-on-demand, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine, catalog and book markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

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

Forms and Labels. The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, from facilities located in North America. This segment also includes the Company’s Latin America operations, which print forms, labels, magazines, catalogs and books and the Company’s Canada operations, which produce forms, labels, commercial print and outsourced statements and provides logistics services.

Corporate. The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and earnings of employee benefit plans are not allocated to operating segments, primarily components of net pension and post-retirement benefits expense other than service cost.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2006
Publishing and Retail Services	$1,121.2	$(7.5)	$1,113.7	$150.6	$2,942.1	$59.0	$65.6
Integrated Print Communications	745.8	(18.5)	727.3	76.2	3,466.2	33.3	17.8
Forms and Labels	428.6	(2.7)	425.9	33.5	1,879.3	14.6	4.2

Total operating segments	2,295.6	(28.7)	2,266.9	260.3	8,287.6	106.9	87.6
Corporate	—	—	—	(48.4)	1,094.8	7.9	3.3

Total continuing operations	$2,295.6	$(28.7)	$2,266.9	$211.9	$9,382.4	$114.8	$90.9

Three months ended March 31, 2005 (Reclassified)
Publishing and Retail Services	$987.3	$(5.0)	$982.3	$152.5	$2,413.2	$51.6	$78.2
Integrated Print Communications	550.3	(18.3)	532.0	64.5	2,261.1	23.5	5.8
Forms and Labels	414.0	(1.8)	412.2	32.1	2,282.0	16.1	5.1

Total operating segments	1,951.6	(25.1)	1,926.5	249.1	6,956.3	91.2	89.1
Corporate	—	—	—	(52.0)	1,227.4	7.5	4.7

Total continuing operations	$1,951.6	$(25.1)	$1,926.5	$197.1	$8,183.7	$98.7	$93.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in ten federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that it could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s annual consolidated results of operations, financial position or cash flows.

From time to time, customers of the Company file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator. In addition, the Company is a party to certain litigation and claims arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not be material in relation to the Company’s annual consolidated results of operations, financial position or cash flows.

14. CHANGES IN ACCOUNTING POLICIES AND PENDING ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133 and 140” (“SFAS 155”), which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The Company does not expect the adoption of SFAS 155 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140” (“SFAS 156”), which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The Company does not expect the adoption of SFAS 156 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

15. SUBSEQUENT EVENT

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”) for approximately $250 million in cash. OfficeTiger is a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India and Sri Lanka.

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

BUSINESS ACQUISITIONS

On June 20, 2005, the Company acquired the Astron Group (“Astron”), a leader in the document-based business process outsourcing (“DBPO”) market, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron’s position in these markets enhances the Company’s ability to leverage global relationships and to expand the Company’s presence in the DBPO market. During the fourth quarter of 2005, Astron acquired Critical Mail Continuity Services, Limited (“CMCS”), a UK-based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. Astron and CMCS are reported in the Company’s Integrated Print Communications segment.

Also during 2005, the Company completed several additional acquisitions to expand and enhance its capabilities in key industry sectors and geographies. Asia Printers Group Ltd. (“Asia Printers”) is a book printer for customers in North America, Europe and Asia under the South China Printing brand and is also one of Hong Kong’s leading financial printers under the Roman Financial Press brand. Poligrafia S.A. (“Poligrafia”) is the third-largest printer of magazines, catalogs, retail inserts and books in Poland. The Company also acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail segments of the printing industry, and the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. These acquisitions are included in the Company’s Publishing and Retail Services segment except for Asia Printers’ Roman Financial Press unit, which is included in the Integrated Print Communications segment.

On February 27, 2004, the Company acquired Moore Wallace Incorporated (“Moore Wallace”), a leading provider of printed products and print management services. The results of Moore Wallace are primarily reflected in the Company’s Forms and Labels and Integrated Print Communications segments.

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. for approximately $250 million in cash. OfficeTiger is a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India and Sri Lanka.

DISCONTINUED OPERATIONS

In December 2005, the Company sold its Peak Technologies business (“Peak”), which was acquired in the Moore Wallace acquisition. In October 2004, the Company sold its package logistics business. For all periods presented, these businesses have been classified as discontinued operations in the condensed consolidated financial statements.

SEGMENT DESCRIPTION

During the first quarter of 2006, management changed the Company’s reportable segments to reflect changes in the structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s print fulfillment business (previously reported in the Forms and Labels segment) is reported in the Publishing and Retail Services segment and the Company’s Canadian statement outsourcing business (previously reported in the Integrated Print Communications segment) and Canadian logistics business (previously reported in the Publishing and Retail Services segment) are reported in the Forms and Labels segment. All prior periods have been reclassified to conform to this current reporting structure.

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book, and telecommunications markets.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, print-on-demand, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications markets.

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine and catalog and book markets.

•	Asia: Provides print and print-related services to the book, telecommunications and consumer magazine markets.

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

Forms and Labels. The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print-related services, from facilities located in North America. This segment also includes the Company’ Latin America operations, which prints forms, labels, magazines, catalogs and books and the Company’s Canada operations, which produce forms, labels, commercial print and outsourced statements.

Corporate. The Corporate segment consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and earnings of employee benefit plans are not allocated to operating segments, primarily components of net pension and post-retirement benefits expense other than service cost.

EXECUTIVE SUMMARY

First Quarter Performance and 2006 Outlook

The changes in the Company’s net earnings and net earnings per diluted share for the three months ended March 31, 2006, from the three months ended March 31, 2005, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net earnings	Net earnings per diluted share
For the three months ended March 31, 2005	$197.1	10.2%	$106.9	$0.49

2006 restructuring and impairment charges – net	(16.6)	(0.7%)	(10.2)	(0.05)
2005 restructuring and impairment charges – net	12.2	0.6%	7.5	0.03
2005 integration charges	2.5	0.2%	1.5	0.01
Operations	16.7	(1.0%)	6.2	0.03

For the three months ended March 31, 2006	$211.9	9.3%	$111.9	$0.51

2006 restructuring and impairment charges – net: included $13.5 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.7 million of other restructuring costs, primarily lease termination costs; and $0.4 million for impairment of long-lived assets.

2005 restructuring and impairment charges – net: included $ 3.2 million for employee termination costs, including the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and other actions to restructure operations; $7.7 million of other restructuring costs, including lease termination costs and relocation costs associated with the Moore Wallace acquisition and the exiting of a U.K. financial print facility, and $1.3 million of impairment of long-lived assets related to the abandonment of assets in the Forms and Labels segment.

2005 integration charges: included $2.5 million of post-acquisition integration charges related to the Moore Wallace acquisition.

Operations: reflects the benefit of $4.2 million due to a lower effective income tax rate, and improved operating income in the Publishing and Retail Services and Integrated Print Communications segments and lower corporate expenses, partially offset by higher interest expense and a decline in operating income in the Forms and Labels segment. See further details in the review of operating results by segment that follows below.

See further discussion regarding items impacting comparability in the Financial Review section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s results on key measures for the first quarter of 2006 were as follows:

•	Net sales increased 17.7%, to $2.3 billion;

•	Operating margins decreased to 9.3% from 10.2% in the first quarter of 2005;

•	Earnings per diluted share increased 4.1% in 2006 to $0.51; and

•	Cash flow from continuing operations decreased 30.3% to $109.6 million.

In the first quarter, the Company achieved net sales increases across all three operating segments. The sales increases reflect the impact of acquisitions, new customer wins enabled by the Company’s reinvestment program, and expansion of business with current customers. In addition, the Company was able to pass on to customers the majority of continuing increases in paper prices. The net sales gains came despite the continuing impact of competitive price pressure in most industry segments. In addition, the Company continued to achieve strong productivity gains that helped offset the impact of lower prices and higher energy costs.

Overall, the North American Forms and Labels business continues to face difficult industry conditions due to continued electronic substitution and intense price competition related to excess industry capacity. Effective in the first quarter of 2006, the Canadian forms and labels business was combined with the Canadian statement outsourcing and logistics businesses. Overall, the North American forms and labels business, including Canada, experienced a small decline in net sales with a more significant decline in earnings due to the continued challenging industry environment. Management remains focused on improving sales performance and continuing to reduce operating costs.

Astron net sales for the first quarter of 2006 were slightly below Astron’s pre-acquisition pro forma sales for the first quarter of 2005. The lower sales were substantially all in Astron’s print-based businesses and were partially offset by growth in Astron’s business process outsourcing business. During the first quarter, experienced RR Donnelley management added to the team at Astron have developed plans to implement a broad series of productivity initiatives. In addition, Astron continues to maintain a strong pipeline of potential new customers with significant incremental revenue potential for the Company.

On April 27, 2006, the Company completed its acquisition of OfficeTiger, a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India and Sri Lanka. OfficeTiger’s transaction processing services are closely related and complementary to the Company’s existing document-based business process outsourcing resources. The Company believes that the acquisition of OfficeTiger will enable the Company to further expand its service offerings with customers in both the U.S. and Europe.

OUTLOOK

Competition and Strategy

The environment is highly competitive in most of the Company’s product categories and geographic regions. In addition to price, competition is also based on quality and ability to service the special needs of customers. Because the Company believes there is excess and underutilized capacity in most of the printing markets served by the Company, prices for the Company’s products and services are generally declining. The Company expects competition in most sectors served by the Company to remain intense in 2006 and coming years.

Technological changes, including the electronic distribution of documents and data and the on-line distribution and hosting of media content, present both risks and opportunities for the Company. The Company’s businesses seek to leverage distinctive capabilities to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has and can further develop valuable, differentiated solutions for its customers.

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

Raw Materials

The primary raw materials the Company uses in its print business are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, but it does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process will continue to affect the Company’s consolidated financial results. Paper availability has continued to tighten during the first quarter, but the Company has been able to satisfy its requirements without interruption. While prices for certain paper grades used by the Company increased during the first quarter of 2006, the overall paper price environment was mixed. The impact of increasing prices on customer-supplied paper is directly absorbed by customers, though higher prices may have an impact on those customers’ demand for printed product. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so.

The Company continues to monitor the impact of the rise in the price of crude oil and other energy costs. The Company believes its logistics business is able to pass a substantial portion of the increase in fuel prices directly to our customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and recent increases in energy prices have resulted in higher costs for certain of the Company’s businesses. The Company cannot predict the impact that energy price increases will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial condition or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. The Company’s logistics businesses manage distribution of most customer products in the U.S. and Canada to maximize efficiency and save costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company’s consolidated annual financial results of operations and cash flows. In January, 2006, a 5.4% postal rate increase across most mail categories went into effect in the United States. Management believes that this increase did not have a material impact on the Company’s consolidated results of operations in the first quarter of 2006. Postal rate increases can enhance the value of the Company’s logistics business to its customers, as the Company is able to improve customers’ cost efficiency of mail processing and distribution.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial condition, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

Results Of Operations For The Three Months Ended March 31, 2006 As

Compared To The Three Months Ended March 31, 2005

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales		Income (Loss) from Continuing Operations
	Three Months Ended March 31,
	2006	2005	2006	2005
	(in millions)
Publishing and Retail Services	$1,113.7	$982.3	$150.6	$152.5
Integrated Print Communications	727.3	532.0	76.2	64.5
Forms and Labels	425.9	412.2	33.5	32.1

Total operating segments	2,266.9	1,926.5	260.3	249.1
Corporate	—	—	(48.4)	(52.0)

Total continuing operations	$2,266.9	$1,926.5	$211.9	$197.1

Consolidated

Net sales for the three months ended March 31, 2006 increased $340.4 million, or 17.7%, to $2,266.9 million versus the same period in the prior year. Of this increase, approximately half was due to acquisitions made subsequent to March 31, 2005. In addition, the increase in net sales was driven by volume growth in all businesses in the Publishing and Retail Services and Integrated Print Communications segments. In the Forms and Labels segment, volume increases in Latin America and Canada and the impact of foreign exchange rates were partially offset by continuing price and volume declines in the U.S. Net sales also reflect the pass-through to customers of higher paper prices offset by the continuing impact of competitive price pressure in most markets.

Income from continuing operations for the three months ended March 31, 2006 was $211.9 million, an increase of 7.5% compared to the three months ended March 31, 2005. The increase was driven by the increase in net sales, productivity efforts and the benefits achieved from procurement savings and restructuring activities, partially offset by the impact of higher restructuring and impairment charges and increased depreciation and amortization expense.

Cost of sales (exclusive of depreciation and amortization) increased $294.5 million to $1,661.5 million for the three months ended March 31, 2006 versus the same period in the prior year primarily due to acquisitions and the increased net sales volume. In addition, the Company revised its allocation of benefits expenses in 2006, which resulted in an increase to cost of sales in the quarter relative to the same period in 2006. This increase in benefits cost is completely offset by a decrease in benefits costs allocated to selling, general and administrative expenses. Cost of sales as a percentage of consolidated net sales increased from 71.0% to 73.3% due to reallocation of benefits expenses, the continuing price competition in most industry segments, higher energy costs and the impact of higher paper prices largely passed through to customers partially offset by cost reductions achieved through restructuring activities and incremental procurement savings.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $10.6 million to $262.1 million for the three months ended March 31, 2006 versus the same period in the prior year primarily due to the acquisitions and other net sales increases, partially offset by the change in allocation of benefits expenses. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.6% in 2006 from 13.1% in 2005. This decrease was primarily due to the impact of the change in allocation of benefits costs, savings achieved from restructuring activities and leverage related to increased revenues. Other items impacting this comparison included $7.8 million in expense reversals in the first quarter of 2005 related to a value-added tax refund and collection of a bankruptcy receivable that was previously written off.

For the three months ended March 31, 2006, the Company recorded a net restructuring and impairment provision of $16.6 million compared to $12.2 million in the same period of 2005. In 2006, these charges included $13.5 million for workforce reductions of 297 people (of which 260 were terminated as of March 31, 2006) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $2.7 million of other restructuring costs primarily related to lease terminations in exited facilities. Restructuring charges for the three months ended March 31, 2005 included $3.2 million related to work force reductions (97 employees, all of which were terminated as of March 31, 2006) including the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and other actions to restructure operations; and $7.7 million including lease termination charges and employee and equipment relocation costs associated with the Moore Wallace acquisition and the exiting of a U.K. financial print facility in the Integrated Print Communications segment. Also during the three months ended March 31, 2005, the Company recorded $1.3 million of impairment charges related to the abandonment of assets in the Forms and Labels segment. Management believes that certain restructuring activities will continue throughout the remainder of 2006 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $16.1 million to $114.8 million for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to acquisitions and increased capital spending in 2005. Depreciation and amortization includes $17.0 million and $11.1 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete for the three months ended March 31, 2006 and 2005, respectively.

Net interest expense increased by $13.7 million for the three months ended March 31, 2006 versus the same period in 2005, primarily due to the issuance of approximately $1.0 billion of debt in May 2005 related to the acquisition of Astron.

Net investment and other expense for the three months ended March 31, 2006 and 2005 was $0.8 million and $0.6 million, respectively. Included in net investment and other expense were charges of $1.4 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments.

The effective income tax rate for the three months ended March 31, 2006 was 35.5% compared to 37.9% in the same period of 2005. The decrease primarily reflects the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions.

Net earnings from continuing operations for the three months ended March 31, 2006 was $114.2 million or $0.52 per diluted share compared to $109.2 million or $0.50 per diluted share for the three months ended March 31, 2005. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 0.8 million.

The net loss from discontinued operations for the three months ended March 31, 2006 primarily reflects costs resulting from a subtenant bankruptcy related to a facility previously occupied by the Company’s package logistics business. The net loss from discontinued operations for the three months ended March 31, 2005 was $2.3 million and was primarily comprised of the results of Peak.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Publishing and Retail Services segment:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net sales	$1,113.7	$982.3
Income from continuing operations	150.6	152.5
Operating Margin	13.5%	15.5%
Items impacting comparability:
Restructuring and impairment charges—net	6.6	1.3
Expense reversals for value-added tax recovery and collection of bankruptcy receivable	—	7.8

Net sales for the Publishing and Retail Services segment for the three months ended March 31, 2006 were $1,113.7 million, an increase of $131.4 million, or 13.4%, compared to the same period in 2005. Of this increase, slightly less than half was due to the acquisitions of Asia Printers’ book business, Charlestown, Poligrafia and Spencer. The remaining increase resulted from volume increases across all businesses in the segment and higher paper prices passed on to customers, partially offset by downward price pressures. Net sales increases in the magazine, catalog and retail business were driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, the increased net sales reflected higher education volume and continued gains in the telecommunications and technology market, partially offset by lower prices on major customer contract renewals. Net sales for the directories business also increased, primarily reflecting higher volume from major customers, partially offset by price declines on major contract renewals. Logistics net sales increased primarily due to growth in expedited-delivery volume and value-added services to reduce postal costs for print customers. Premedia net sales increased, driven by higher print volumes and work for new customers. Net sales in Europe increased significantly, driven by the acquisition of Poligrafia, and growth in directories, telecommunications and technology, magazine and retail volume. These increases were partially offset by the impact of foreign exchange rates. In Asia, net sales doubled compared to the first quarter of 2005, reflecting the impact of the acquisition of Asia Printers’ book business. In addition, the Asia net sales improvement was driven by strong gains in book production for the U.S. market and continued growth with telecommunications and technology customers.

Publishing and Retail Services’ income from continuing operations decreased $1.9 million, driven by the impact of higher restructuring and impairment charges of $5.3 million. Operating margins in the Publishing and Retail Services Segment decreased from 15.5% to 13.5% for the three months ended March 31, 2006. In addition to the impact of the higher net restructuring and impairment charges, the decrease in operating margin in the quarter was largely driven by higher energy costs and the impact of expense reversals during the first quarter of 2005 for a one-time value-added tax recovery of $4.9 million and collection of a bankruptcy receivable previously written off of $2.9 million. Operating earnings for the segment also reflect the impact of competitive price pressures and inflationary increases in wages, benefits and other costs, which were more than offset by significant cost reductions driven by restructuring actions and ongoing productivity efforts.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Integrated Print Communications segment:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net sales	$727.3	$532.0
Income from continuing operations	76.2	64.5
Operating Margin	10.5%	12.1%
Items impacting comparability:
Restructuring and impairment charges—net	3.0	4.4

Net sales for the Integrated Print Communications segment for the three months ended March 31, 2006 were $727.3 million, an increase of $195.3 million, or 36.7%, compared to the same period in 2005. A majority of this increase was due to the acquisitions of Astron, CMCS and Asia Printers’ financial services business. The remaining increase in net sales was primarily driven by strong volume growth across most businesses in the segment, partially offset by competitive price pressure. Short-run commercial print net sales growth reflected strong volume increases across the U.S., primarily from large corporate customers. Financial print volume increased, primarily driven by investment company compliance services in the U.S. and capital markets transactions internationally. Business communications services and direct mail net sales increases were driven by volume from new customer programs, partially offset by decreased prices.

Astron net sales for the first quarter of 2006 were slightly below Astron’s pre-acquisition pro forma net sales for the first quarter of 2005. The lower sales were substantially all in Astron’s print-based businesses and were partially offset by growth in Astron’s business process outsourcing business. During the first quarter, experienced RR Donnelley management added to the team at Astron have developed plans to implement a broad series of productivity initiatives. In addition, Astron continues to maintain a strong pipeline of potential new customers with significant incremental revenue potential for the Company.

Income from continuing operations increased $11.7 million. Net restructuring, impairment and integration charges declined $1.5 million from the first quarter of 2005. Operating margins declined from 12.1% in the three months ended March 31, 2005 to 10.5% in the three months ended March 31, 2006. The margin decline was primarily driven by the performance of Astron’s print-based businesses and the amortization expense related to purchase accounting from the acquisition. Across the other businesses in this segment, operating margins improved in comparison to the first quarter of 2005 as leverage from volume growth, the benefits of restructuring actions and productivity efforts more than offset the ongoing impact of competitive price pressure.

Forms and Labels

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Forms and Labels segment:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net sales	$425.9	$412.2
Income from continuing operations	33.5	32.1
Operating Margin	7.9%	7.8%
Items impacting comparability:
Restructuring and impairment charges—net	1.0	3.8

Net sales for the Forms and Labels segment for the three months ended March 31, 2006 increased $13.7 million, or 3.3%, to $425.9 million driven by volume increases in Latin America, the impact of foreign exchange rates and growth in Canada net sales, partly offset by declines in the U.S. forms and labels business. The U.S. forms and labels business experienced a continuing decline in net sales as this segment continues to be adversely affected by electronic substitution and intense price competition driven by excess industry capacity. Net sales of the Company’s Canadian operations, which include forms and labels, business communications services, logistics, and commercial print, increased in the quarter due to increased volume across all industry segments. The net sales increase in Latin America, which derives less than 40% of its net sales from forms and labels products, was primarily driven by book and commercial print volume growth.

Income from continuing operations in the first quarter increased $1.4 million from the three months ended March 31, 2005 driven by a decrease in net restructuring and impairment charges of $2.8 million. The increase in income from continuing operations reflects the lower net restructuring and impairment charges and volume growth in Latin America and Canada, mostly offset by the impacts of volume declines and price pressure in the US. Operating margin in Forms and Labels increased slightly from 7.8% to 7.9% as productivity improvements and the lower restructuring, impairment and integration charges more than offset the impact of declining prices.

Corporate

Corporate operating expenses decreased $3.6 million to $48.4 million for the three months ended March 31, 2006. The decrease in Corporate expense in the first quarter of 2006 reflected the benefits achieved through restructuring actions and cost containment initiatives partially offset by higher restructuring charges and information technology costs. Corporate restructuring charges of $6.0 million in the three months ended March 31, 2006 primarily included employee termination costs incurred as a result of actions taken to reorganize certain operations and continuing costs related to the consolidation and relocation of the global headquarters within Chicago as a result of the Moore Wallace acquisition. Corporate restructuring charges in the first quarter of 2005 of $2.7 million primarily related to the headquarters relocation and other integration charges of $1.5 million related to information systems consolidation.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, capital expenditures as necessary to support growth and productivity improvement, interest and principal on the Company’s debt obligations, additional acquisitions, future common stock repurchases based upon market conditions, completion of restructuring programs, and dividend payments that may be approved by the board of directors. Additional sources of liquidity include cash and cash equivalents of $320.7 million at March 31, 2006, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $109.6 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of continuing operations of $157.2 million for the same period last year. The decrease primarily reflects a larger reduction in accounts payable due to the timing of vendor payments, payments for employee incentive compensation earned in 2005 and payments associated with new customer contracts signed in the three months ended March 31, 2006.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the three months ended March 31, 2006 was $90.1 million versus net cash used in investing activities of continuing operations of $84.8 million for the three months ended March 31, 2005. Capital expenditures were $90.9 million, a decrease of $2.9 million compared to the first quarter of 2005. The decrease reflects lower spending in the Publishing and Retail Services domestic platform partially offset by increased investment in expansion projects to support increased volume in the Publishing and Retail Services’ Asian and European businesses and capital spending at businesses acquired subsequent to March 31, 2005. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2006 will be approximately $400 million, including approximately $35 million related to customer acquisitions in order to enter into long term contracts. During the three months ended March 31, 2006, the Company received $0.8 million in proceeds from the sale of various assets compared with $9.0 million received in the same period of 2005.

Cash Flows From Financing Activities

Net cash used in financing activities of continuing operations for the three months ended March 31, 2006 was $65.8 million compared to $332.1 million in the same period of 2005. During the three months ended March 31, 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. The remaining stock purchases during that period were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards. Stock repurchases in the three months ended March 31, 2006 were $0.7 million.

Dividends

On January 5, 2006, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, and the total amount of $56.1 million was paid on March 1, 2006 to shareholders of record on February 10, 2006. On April 26, 2006, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2006 to shareholders of record on May 10, 2006.

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for the three months ended March 31, 2005 was $3.3 million, which primarily reflected increases in working capital at Peak.

Capital Resources

The Company has a $1.0 billion unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of March 31, 2006, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.10% on the total unused portion of the Facility. The Company also has $223.7 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2006, the Company had $64.7 million in outstanding letters of credit, of which $46.1 million reduced availability under the Company’s credit facilities. At March 31, 2006, approximately $1.1 billion was available under the Company’s credit facilities. Additionally, as of March 31, 2006, there were no borrowings under the Company’s $1.0 billion commercial paper program.

On April 27, 2006, the Company acquired OfficeTiger for approximately $250 million in cash. The Company financed this acquisition through issuances of commercial paper and with existing cash on hand. In addition, as a result of this transaction and its anticipated impact on the Company’s risk profile and financial metrics, long-term debt ratings were put on credit watch with negative implications by Moody’s Investor Services. Standard and Poor’s, however, affirmed the Company’s credit rating. While the resolution of this credit watch is uncertain, management believes that even if the rating is downgraded, the long-term credit rating will remain investment grade.

The Company was in compliance with its debt covenants as of March 31, 2006.

RISK MANAGEMENT

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At March 31, 2006, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the Company’s 5.0% debentures due November 2006. At March 31, 2006, the fair market value of these swaps of $1.3 million was included in accrued liabilities on the Condensed Consolidated Balance Sheet.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of March 31, 2006, all of the Company’s outstanding term debt is comprised of fixed-rate debt, with the exception of the $200.0 million of fixed-rate debt that was swapped to floating rates. The Company’s exposure to interest rate risk is mitigated by its investment in short-term marketable securities. As of March 31, 2006, the Company has short-term investments of $179.1 million consisting primarily of short-term deposits and money market funds. The interest rates on these investments are generally tied to market rates.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of March 31, 2006, the aggregate notional amount of outstanding forward contracts was approximately $6.9 million. Unrealized gains and losses from these foreign currency contracts were not significant at March 31, 2006. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $948.8 million (British pound sterling “GBP” 520.0 million), which exchange GBP for U.S. dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. These swaps expire in 2010 ($455.0 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of GBP denominated foreign operations. At March 31, 2006, the fair market value of these cross currency swaps of $0.9 million is included in other noncurrent liabilities.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	successful execution and integration of acquisitions and the performance of the Company’s businesses following the acquisitions of Moore Wallace, Astron, Asia Printers, Poligrafia, Spencer Press, Charlestown, CMCS and OfficeTiger and successful negotiation of future acquisitions and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures, including increased margin pressure and excess capacity, in all segments in which the Company operates;

•	factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets that affect demand for financial printing, changes in advertising markets, the rate of migration from paper-based forms to digital formats, customers’ budgetary constraints, and customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	shortages or changes in the availability, or increases in costs of, key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including under “Risk Factors” in the Company’s Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	130,379	(2)	33.84	—	939,284	(3)
February 1, 2006 – February 28, 2006	38,761	(2)	34.20	—	10,939,284	(3)
March 1, 2006 – March 31, 2006	21,644	(2)	32.79	—	10,939,284	(3)
Total	190,784	(2)	33.79	—	10,939,284	(3)

(1)	On December 16, 2004, the Company announced that the Board of Directors had authorized the Company to repurchase up to $300 million of common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase arrangements, or private transactions. Such purchases may be made from time to time and may be discontinued at any time. The authorization of the repurchase program will expire on December 31, 2007. On February 22, 2006, the Company’s Board of Directors authorized an additional share repurchase program of up to 10 million shares of the Company’s common stock in addition to the shares authorized to be repurchased pursuant to the December 16, 2004 authorization.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.
(3)	Includes 10 million shares that may be purchased under the February 22, 2006 authorization and 939,284 shares that may be repurchased under the December 16, 2004 authorization (assuming a share price of $33.27, the closing price on May 2, 2006).

Item 6. Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2006)

4.1	Form of Rights Agreement, dated as of April 25, 1996 between R.R. Donnelley & Sons Company and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on June 5, 1996)

4.2	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.3	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.4	Indenture dated as of March 10, 2004 between the Company and LaSalle National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.5	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.6	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and CitiCorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997)*

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004) *

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.11	Supplemental Executive Retirement Plan for Designated Executives – B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001) *

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.18	Performance Share Unit Award Agreement for Mark A. Angelson (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.23	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005) *

10.24	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.25	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.26	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.27	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.28	Employment Agreement dated as of February 14, 2003 between the Company and Theodore J. Theophilos (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.29	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.30	Employment Agreement dated February 23, 2005 between the Company and Glenn R. Richter (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.31	Trust Agreement, dated November 7, 2005, between the Company and Northern Trust Corporation (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.33	Purchase and Sale Agreement, dated January 3, 2005, between R.R. Donnelley & Sons Company and Greenwich Street Capital Partners II, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P. and TRV Executive Fund, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 3, 2005, filed on January 6, 2005)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 2, 2006)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Glenn R. Richter, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date: May 9, 2006