Form 10-Q
period 2006-09-30
RR Donnelley & Sons Co
filed 2006-11-08
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

    Yes  ☐    No  ☒

As of October 31, 2006, 216.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(In millions, except per share data)

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$250.7	$366.7
Receivables, less allowance for doubtful accounts of $76.5 (2005—$61.3)	1,654.9	1,529.1
Inventories—net (Note 4)	552.6	481.4
Prepaid expenses and other current assets	80.6	67.5
Deferred income taxes	144.8	177.0

Total current assets	2,683.6	2,621.7

Property, plant and equipment—net (Note 5)	2,126.3	2,138.6
Goodwill (Note 6)	2,985.8	2,750.7
Other intangible assets—net (Note 6)	1,145.0	1,094.3
Prepaid pension costs	518.8	514.1
Other noncurrent assets	304.9	254.3

Total assets	$9,764.4	$9,373.7

LIABILITIES
Accounts payable	$721.4	$718.1
Accrued liabilities	854.0	826.9
Short-term and current portion of long-term debt (Note 7)	255.4	269.1

Total current liabilities	1,830.8	1,814.1

Long-term debt (Note 7)	2,358.0	2,365.4
Postretirement benefit obligations	331.5	330.6
Deferred income taxes	584.9	596.8
Other noncurrent liabilities	608.9	541.2
Liabilities of discontinued operations (Note 3)	3.5	1.4

Total liabilities	5,717.6	5,649.5

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value	—	—
Authorized: 2.0 shares; Issued: None
Common stock, $1.25 par value	303.7	303.7
Authorized: 500.0 shares; Issued: 243.0 shares in 2006 and 2005
Additional paid-in capital	2,859.3	2,888.2
Retained earnings	1,672.7	1,439.4
Accumulated other comprehensive loss	(39.9)	(90.2)
Unearned compensation	—	(44.9)
Treasury stock, at cost, 24.8 shares in 2006 (2005—25.5 shares)	(749.0)	(772.0)

Total shareholders’ equity	4,046.8	3,724.2

Total liabilities and shareholders’ equity	$9,764.4	$9,373.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$2,308.7	$2,183.7	$6,849.3	$6,042.3

Cost of sales (exclusive of depreciation and amortization shown below)	1,656.8	1,562.9	4,966.2	4,329.1
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	268.5	266.2	805.8	750.9
Restructuring and impairment charges—net (Note 8)	6.6	5.5	37.8	42.1
Depreciation and amortization	116.0	113.0	345.0	311.4

Total operating expenses	2,047.9	1,947.6	6,154.8	5,433.5

Income from continuing operations	260.8	236.1	694.5	608.8
Interest expense—net	35.2	32.0	105.7	76.8
Investment and other income (expense)—net	0.5	(7.6)	(4.0)	(11.9)

Earnings from continuing operations before income taxes and minority interest	226.1	196.5	584.8	520.1
Income tax expense	61.4	69.2	182.1	188.8
Minority interest	(0.4)	—	(1.0)	(0.5)

Net earnings from continuing operations	165.1	127.3	403.7	331.8
Loss from discontinued operations, net of tax (Note 3)	(0.4)	(25.2)	(1.9)	(32.1)

Net earnings	$164.7	$102.1	$401.8	$299.7

Earnings per share (Note 11):
Basic:
Net earnings from continuing operations	$0.76	$0.59	$1.87	$1.55
Loss from discontinued operations, net of tax	—	(0.12)	(0.01)	(0.15)

Net earnings	$0.76	$0.47	$1.86	$1.40

Diluted:
Net earnings from continuing operations	$0.75	$0.59	$1.85	$1.53
Loss from discontinued operations, net of tax	—	(0.12)	(0.01)	(0.15)

Net earnings	$0.75	$0.47	$1.84	$1.38

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78

Weighted average number of common shares outstanding (Note 11):
Basic	216.4	215.1	216.1	214.7
Diluted	218.8	217.0	218.7	216.4

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(In millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net earnings	$401.8	$299.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations, net of tax	1.9	32.1
Impairment charges	2.3	5.8
Depreciation and amortization	345.0	311.4
Provision for doubtful accounts receivable	21.7	6.9
Deferred taxes	13.0	57.8
Loss on sale of property, plant and equipment	4.6	11.1
Share-based compensation	27.4	33.7
Other	16.9	38.0
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable	(111.1)	(159.0)
Inventories—net	(67.2)	(90.8)
Prepaid expenses	(8.7)	6.9
Accounts payable	(9.2)	9.8
Accrued liabilities and other	(71.6)	76.2

Net cash provided by operating activities of continuing operations	566.8	639.6
Net cash (used in) provided by operating activities of discontinued operations	(0.7)	2.8

Net cash provided by operating activities	566.1	642.4

INVESTING ACTIVITIES
Capital expenditures	(258.2)	(324.2)
Acquisition of businesses—net of cash acquired	(244.3)	(1,111.1)
Proceeds from sale of property, plant and equipment	2.2	20.7

Net cash used in investing activities of continuing operations	(500.3)	(1,414.6)
Net cash used in investing activities of discontinued operations	—	(0.6)

Net cash used in investing activities	(500.3)	(1,415.2)

FINANCING ACTIVITIES
Net change in short-term debt	(14.6)	(184.8)
Payments of current maturities and long-term debt	(21.6)	(1.7)
Proceeds from issuance of long-term debt	—	997.9
Issuance of common stock	18.4	63.9
Acquisition of common stock	(1.8)	(268.7)
Dividends paid	(168.3)	(167.4)
Debt issuance costs	—	(6.6)

Net cash (used in) provided by financing activities of continuing operations	(187.9)	432.6
Net cash used in financing activities of discontinued operations	—	—

Net cash (used in) provided by financing activities	(187.9)	432.6

Effect of exchange rate on cash and cash equivalents	6.1	2.7
Net decrease in cash and cash equivalents	(116.0)	(337.5)
Cash and cash equivalents at beginning of period	366.7	641.8

Cash and cash equivalents at end of period	$250.7	$304.3

Supplemental non-cash disclosure:
Acquisition of assets through direct financing	$10.8	—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 2, 2006. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current presentation.

The accounts of businesses acquired during the nine months ended September 30, 2006 and 2005 are included in the consolidated financial statements from the dates of acquisition (See Note 2).

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

The OfficeTiger acquisition was recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liability assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of identifiable intangible assets has not been completed. The preliminary purchase price allocation is as follows:

Accounts receivable	$20.4
Other current assets	1.5
Property, plant and equipment and other long-term assets	7.2
Amortizable intangible assets	54.1
Goodwill	198.5
Accounts payable and accrued liabilities	(16.2)
Other long-term liabilities	(0.8)
Deferred taxes—net	(15.9)

Net cash paid	$248.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

2005 Acquisitions

On June 20, 2005, the Company acquired The Astron Group Limited (“Astron”), a leader in the DBPO sector, providing transactional print and mail services, data and print management, document production and marketing support services for customers primarily in the United Kingdom. Astron was acquired to extend the Company’s services in the DBPO sector. Astron was acquired for approximately $954.5 million, net of $10.2 million of cash acquired and including $8.5 million in acquisition costs and the assumption of $449.4 million of Astron’s debt. On the acquisition date, $434.5 million of the assumed debt was paid off.

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

The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liability assumed was recorded as goodwill. Although the purchase price allocation for Astron, Asia Printers, Charlestown and Poligrafia are finalized, the amounts below are subject to further refinement as the final valuation of identifiable intangible assets and property, plant and equipment of Spencer is not yet finalized. Based on these valuations, the preliminary and final purchase price allocations for all of the businesses acquired in 2005 is as follows:

Accounts receivable	$129.8
Inventories	42.2
Other current assets	29.4
Property, plant and equipment and other long-term assets	147.7
Amortizable intangible assets	536.1
Goodwill	679.5
Accounts payable and accrued liabilities	(180.9)
Postretirement and pension benefits and other long-term liabilities	(13.0)
Deferred taxes—net	(143.2)

Total purchase price—net of cash acquired	1,227.6
Debt assumed and not repaid	(37.9)

Net cash paid	$1,189.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2006 and 2005 presents the combined results of operations of the Company and OfficeTiger as if the acquisition of OfficeTiger had occurred at January 1, 2006 and 2005, respectively. The pro forma information for the three and nine months ended September 30, 2005 also reflects the 2005 acquisitions as if they had occurred on January 1, 2005.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations. Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$2,308.7	$2,235.4	$6,884.5	$6,514.3
Net earnings	164.7	101.3	399.0	286.8
Earnings per share:
Net earnings
Basic	0.76	0.47	1.85	1.34
Diluted	0.75	0.47	1.82	1.33

The three months ended September 30, 2006 and 2005 include $18.7 million and $20.4 million, respectively, for amortization of purchased intangibles. The nine months ended September 30, 2006 and 2005 include $56.2 million and $66.3 million, respectively, for amortization of purchased intangibles. Also included for the three and nine months ended September 30, 2006 are net restructuring and impairment charges of $6.6 million and $37.8 million, respectively, and for the three and nine months ended September 30, 2005, $5.5 million and $42.1 million, respectively (see Note 8).

3. DISCONTINUED OPERATIONS AND DIVESTITURES

On December 22, 2005, the Company sold its Peak Technologies business (“Peak”), which was formerly reported in the Forms and Labels segment. On October 29, 2004, the Company sold its package logistics business. Both Peak and the package logistics business have been reported as discontinued operations for all periods presented. As of September 30, 2006 and December 31, 2005, the Company had remaining liabilities for contractual obligations related to these discontinued businesses of $3.5 million and $1.4 million, respectively. These liabilities have been classified separately in the Condensed Consolidated Balance Sheets as liabilities of discontinued operations.

Included in the net loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 are the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$—	$57.7	$—	$162.5
Income tax benefit	(0.2)	(16.2)	(1.2)	(20.2)
Loss from discontinued operations, net of tax	(0.4)	(25.2)	(1.9)	(32.1)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

4. INVENTORIES

	September 30, 2006	December 31, 2005
Raw materials and manufacturing supplies	$243.8	$212.3
Work-in-process	161.7	131.9
Finished goods	210.5	196.2
LIFO reserves	(63.4)	(59.0)

	$552.6	$481.4

5. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2006	December 31, 2005
Land	$71.0	$76.5
Buildings	970.0	948.0
Machinery and equipment	5,088.4	4,935.3

	6,129.4	5,959.8
Less: Accumulated depreciation	(4,003.1)	(3,821.2)

	$2,126.3	$2,138.6

The September 30, 2006 balances reflect adjustments to correct the classifications of land, buildings and accumulated depreciation. The impact of these adjustments at December 31, 2005 is a decrease to land of $5.4 million and an increase to buildings and accumulated depreciation of $8.8 million and $3.4 million, respectively. This reclassification had no impact on property, plant and equipment reported on the Company’s consolidated balance sheet.

Assets Held for Sale

As a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $4.2 million at September 30, 2006 and $7.6 million at December 31, 2005. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value less estimated costs to sell.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill	December 31, 2005	Acquisitions	Foreign Exchange and Other Adjustments	September 30, 2006
Publishing and Retail Services	$388.4	$—	$(1.1)	$387.3
Integrated Print Communications	1,634.7	198.5	40.5	1,873.7
Forms and Labels	727.6	—	(2.8)	724.8

	$2,750.7	$198.5	$36.6	$2,985.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Other Intangibles	Gross Carrying Amount at January 1, 2006	Additions During the Year	Accumulated Amortization and Foreign Exchange	September 30, 2006	Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$(21.3)	$0.6	1.5-16 years
Patents	98.3	—	(31.6)	66.7	8 years
Customer relationship intangibles	795.6	44.2	(128.8)	711.0	5-15 years
Trade names	347.2	22.9	(3.4)	366.7	10 years – indefinite

	$1,263.0	$67.1	$(185.1)	$1,145.0

Amortization expense for other intangibles was $18.7 million and $18.1 million for the three months ended September 30, 2006 and 2005, respectively, and $54.2 million and $41.1 million for the nine months ended September 30, 2006 and 2005, respectively. Annual amortization expense related to these intangibles for each of the next five years, from 2007 to 2011, is estimated to be approximately $75 million. Included in trade names at September 30, 2006 and December 31, 2005 was $304.7 million for indefinite-lived trade names that are not subject to amortization.

7. DEBT

The Company’s debt consists of the following:

	September 30, 2006	December 31, 2005
Commercial paper	$—	$—
5.0% debentures due November 15, 2006 (1)	225.0	223.6
3.75% senior notes due April 1, 2009	399.7	399.6
4.95% senior notes due May 15, 2010	499.1	498.9
4.95% senior notes due April 1, 2014	598.2	598.0
5.50% senior notes due May 15, 2015	499.3	499.2
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.1	199.1
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	43.2	66.3

Total debt	2,613.4	2,634.5

Less: current portion (1)	(255.4)	(269.1)

Long-term debt	$2,358.0	$2,365.4

(1)	Includes a $0.3 million reduction and $1.2 million reduction in debt related to the fair market value of interest rate swaps at September 30, 2006 and December 31, 2005, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

8. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2006 and 2005, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Publishing and Retail Services	$0.5	$0.4	$—	$0.9	$0.3	$0.3	$0.5	$1.1
Integrated Print Communications	2.5	0.3	—	2.8	(0.1)	0.3	1.8	2.0
Forms and Labels	—	0.6	—	0.6	0.2	1.0	—	1.2
Corporate	0.5	1.8	—	2.3	0.1	1.1	—	1.2

	$3.5	$3.1	$—	$6.6	$0.5	$2.7	$2.3	$5.5

For the nine months ended September 30, 2006 and 2005, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Publishing and Retail Services	$9.9	$0.8	$—	$10.7	$4.4	$3.8	$1.6	$9.8
Integrated Print Communications	10.9	1.6	1.8	14.3	1.2	5.8	2.1	9.1
Forms and Labels	1.4	1.9	0.5	3.8	1.9	2.8	2.1	6.8
Corporate	5.0	4.0	—	9.0	1.2	15.2	—	16.4

	$27.2	$8.3	$2.3	$37.8	$8.7	$27.6	$5.8	$42.1

For the three and nine months ended September 30, 2006, the Company recorded net restructuring charges of $3.5 million and $27.2 million, respectively, for employee termination costs for 287 and 1,083 employees, respectively, 968 of whom were terminated as of September 30, 2006. These charges were associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, the Company incurred other restructuring charges, primarily lease termination costs of $3.1 million and $8.3 million for the three and nine months ended September 30, 2006, respectively. Impairment charges for the nine months ended September 30, 2006 were $2.3 million.

For the three and nine months ended September 30, 2005, the Company recorded net restructuring charges of $0.5 million and $8.7 million, respectively, for employee termination costs for 27 and 353 employees, respectively, all of whom were terminated as of September 30, 2006. These workforce reductions resulted from the elimination of duplicative administrative functions due to the acquisition of Moore Wallace Incorporated in 2004 and other actions to restructure operations. In addition, the Company recorded other restructuring charges for the three and nine months ended September 30, 2005 of $2.7 million and $27.6 million, respectively,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

including lease termination charges associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of a Logistics business facility, employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans and the exiting of a U.K. financial print facility in the Integrated Print Communications segment.

Restructuring Reserve

The reconciliation of the restructuring reserve as of September 30, 2006 is as follows:

	December 31, 2005	Restructuring Cost, Net		Cash Paid	September 30, 2006
		Charged to Results of Operations	Capitalized as a Cost of Acquisitions
Employee terminations	$14.6	$27.2	$1.0	$27.0	$15.8
Other	21.2	8.3	0.8	16.4	13.9

	$35.8	$35.5	$1.8	$43.4	$29.7

The restructuring reserve classified as “other” primarily consists of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by September 2007.

9. EMPLOYEE BENEFITS

The components of the estimated net pension and postretirement benefits expense for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
PENSION EXPENSE
Service cost	$19.9	$20.2	$59.9	$60.6
Interest cost	32.4	32.2	97.1	96.6
Expected return on assets	(51.3)	(49.4)	(153.9)	(148.2)
Amortization, net	0.7	(1.8)	2.2	(5.4)
Settlement	—	—	—	0.7
Curtailment	—	—	—	(0.7)

Net pension expense	$1.7	$1.2	$5.3	$3.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
POSTRETIREMENT BENEFITS EXPENSE
Service cost	$3.0	$2.8	$9.0	$8.4
Interest cost	7.0	7.6	21.1	22.8
Expected return on assets	(3.9)	(4.6)	(11.9)	(13.8)
Amortization, net	(2.7)	(3.2)	(8.0)	(9.6)

Net postretirement expense	$3.4	$2.6	$10.2	$7.8

10. SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective application transition method as of January 1, 2006. The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months then ended reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Share-based Compensation – Transition and Disclosure,” as if the fair value method defined by SFAS No. 123 had been applied to share-based compensation. Under APB Opinion No. 25, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, no share-based compensation expense was recognized in the Company’s consolidated statement of operations related to stock options.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model, where applicable. Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based awards granted (i) prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards, performance share units and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures of stock options as they occurred.

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

Share-Based Compensation under SFAS No. 123(R) for the three and nine months ended September 30, 2006 and under APB Opinion No. 25 for the three and nine months ended September 30, 2005

As a result of the adoption of SFAS No. 123(R), the Company recorded $0.9 million and $2.7 million of compensation expense associated with stock options for the three and nine months ended September 30, 2006, respectively. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. As a result, excess tax benefits of $0.7 million are shown as financing cash inflows in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

The total compensation expense related to all share-based compensation plans was $9.5 million and $27.4 million for the three and nine months ended September 30, 2006, respectively. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Income from continuing operations for the three and nine months ending September 30, 2006 was $0.8 million and $2.0 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had no impact on the Company’s diluted earnings per share for both the three and nine months ended September 30, 2006. Under SFAS No. 123(R), compensation expense is recognized ratably over the associated service period, which is generally the vesting term. The income tax benefit related to share-based compensation expense was $3.8 million and $11.0 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, $50.8 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized share-based compensation cost to be recognized in future periods as of September 30, 2006 does not consider the effect of share-based awards that may be issued in subsequent periods. Also as a result of the adoption of SFAS No. 123(R), $44.9 million of unearned compensation recorded in shareholders’ equity as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$102.1	$299.7
Add: Share-based compensation included in reported net earnings, net of related tax effects	6.9	20.6
Less: Share-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(7.8)	(24.3)

Pro forma net earnings	$101.2	$296.0

Basic net earnings per share:
As reported	$0.47	$1.40
Pro forma	$0.47	$1.38
Diluted net earnings per share:
As reported	$0.47	$1.38
Pro forma	$0.47	$1.37

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

General Terms of Awards

Under various incentive plans, the Company has granted certain employees cash, non-qualified stock options, restricted stock awards, restricted stock units and performance share units. The human resources committee of the board of directors has discretion to establish the terms and conditions for grants, including the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2004 PIP is ten years. At September 30, 2006, there were 2.6 million shares of common stock authorized and available for grant under the 2004 PIP and 5.1 million shares of common stock authorized and available for grant under the 2003 LTIP.

For all of the Company’s stock options outstanding at September 30, 2006, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while options granted after November 2004 expire five years from the date of grant.

The rights granted to the recipient of restricted stock and restricted stock unit awards accrue ratably over the restriction or vesting period, which is generally four years or less. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company expenses the cost of restricted stock and restricted stock unit awards based on the fair market value of the shares at the date of grant ratably over the period during which the restrictions lapse.

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

The Company has granted performance share unit awards to executive officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach three hundred percent of the initial award. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. Prior to January 1, 2006, compensation expense for these awards was measured based upon the intrinsic value of the awards at the end of the reporting period and accrued over the performance period. Upon adoption of SFAS No. 123(R), the Company expenses the cost of the performance share unit awards, based on the fair market value of the awards at the date of grant, ratably over the performance period.

Stock Options

The fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant stock options during the nine months ended September 30, 2006. The Company granted 7,000 stock options during the nine months ended September 30,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

2005, none of which were granted in the three months ended September 30, 2005. The fair value of these stock options was determined using the following weighted average assumptions under SFAS No. 123:

Nine Months Ended September 30, 2005
Expected volatility	25.96%
Risk-free interest rate	3.52%
Expected life (years)	3.75
Expected dividend yield	3.1%

The per-option weighted average grant date fair value of options granted was $6.07 for the nine months ended September 30, 2005. For future grants of stock options, the fair value will be estimated using the Black-Scholes option pricing model utilizing weighted average assumptions in accordance with SFAS No. 123(R) and SAB No. 107.

The following table is a summary of the Company’s stock option activity:

	Shares (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2005	10,229	$28.75	4.9
Granted	—	—	—
Exercised	(731)	23.70	5.1
Cancelled/forfeited/expired	(1,101)	36.27

Outstanding at September 30, 2006	8,397	$28.48	4.6	$37.6
Exercisable at September 30, 2006	7,090	$28.02	4.1	$35.1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount will change in future periods based on the fair market value of the Company’s common stock and the number of options outstanding. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $2.5 million and $6.9 million, respectively.

As of September 30, 2006, $5.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.4 years.

Cash received from the option exercises for the three and nine months ended September 30, 2006 was $8.3 million and $17.8 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $1.0 million and $2.7 million, respectively, for the three and nine months ended September 30, 2006.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of September 30, 2006 and December 31, 2005 and changes during the nine months ended September 30, 2006 were as follows:

	Shares (Thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	1,937	$31.90
Granted	363	32.87
Vested	(604)	31.30
Forfeited	(134)	31.23

Nonvested at September 30, 2006	1,562	$32.29

Compensation expense recognized related to restricted stock awards and restricted stock units for the three and nine months ended September 30, 2006 was $5.1 million and $14.2 million, respectively. For the three and nine months ended September 30, 2005, compensation expense related to restricted stock awards and restricted stock units was $5.4 million and $13.7 million, respectively. As of September 30, 2006, there was $39.4 million of unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Performance Share Unit Awards

A total of 460,000 nonvested performance share unit awards were outstanding as of September 30, 2006 and December 31, 2005, with a potential payout of 1,380,000 shares should all performance targets be met. Compensation expense recognized related to performance share unit awards for the three and nine months ended September 30, 2006 was $3.5 million and $10.5 million, respectively. For the three and nine months ended September 30, 2005, compensation expense related to performance share unit awards was $5.8 million and $20.0 million, respectively. As of September 30, 2006, there was $6.3 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted-average period of 0.4 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. As of September 30, 2006, the Company is authorized, under the terms of share repurchase programs approved by the Board of Directors, to repurchase up to approximately 10.9 million shares (based on the Company’s closing share price on November 1, 2006).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

11. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$164.7	$102.1	$401.8	$299.7
Basic:
Weighted average number of common shares outstanding	216.4	215.1	216.1	214.7

Net earnings per share—basic	$0.76	$0.47	$1.86	$1.40

Diluted:
Dilutive options and awards (a)	2.4	1.9	2.6	1.7
Diluted weighted average number of common shares outstanding	218.8	217.0	218.7	216.4

Net earnings per share—diluted	$0.75	$0.47	$1.84	$1.38

Cash dividends paid per common share	$0.26	$0.26	$0.78	$0.78

(a)	For the three months ended September 30, 2006 and 2005, 2.6 million and 4.1 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive. For the nine months ended September 30, 2006 and 2005, 2.6 million and 4.0 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

12. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings, as reported	$164.7	$102.1	$401.8	$299.7
Unrealized foreign currency gain, net of tax	17.5	22.4	27.9	29.7
Fair value of derivatives, net of tax	12.7	(12.3)	21.7	(26.2)
Unrealized gain (loss) on investments, net of tax	1.0	0.6	0.7	(3.4)

Comprehensive income	$195.9	$112.8	$452.1	$299.8

For the three months ended September 30, 2006, the changes in other comprehensive income were net of tax provisions of $0.8 million related to unrealized foreign currency gains and $8.3 million related to changes in the fair value of derivatives. For the nine months ended September 30, 2006, the changes in other comprehensive income were net of tax benefits of $4.8 million related to unrealized foreign currency gains and $6.9 million related to changes in the fair value of derivatives. The nine months ended September 30, 2006 included $9.7 million of previously unrecognized net tax benefits related to the year ended December 31, 2005. For the three and nine months ended September 30, 2005, the change in fair value of derivatives were net of tax benefits of $0.2 million and $4.9 million, respectively.

13. SEGMENT INFORMATION

During the first quarter of 2006, management changed the Company’s reportable segments to reflect changes in the structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. As a result, the Company’s print fulfillment business (previously reported in the Forms and Labels segment) is reported in the Publishing and Retail Services and the Company’s Canadian statement outsourcing business (previously reported

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

in the Integrated Print Communications segment) and Canadian logistics business (previously reported in the Publishing and Retail Services segment) are reported in the Forms and Labels segment. All prior periods presented have been reclassified to conform to this current reporting structure.

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book, and telecommunications sectors.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, print-on-demand, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications sectors.

•	Europe: Provides print and print-related services to the telecommunications, consumer magazine, catalog and book sectors.

•	Asia: Provides print and print-related services to the book, telecommunications, technology and consumer magazine sectors.

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

Forms and Labels. The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print management and other related services from facilities located in North America. This segment also includes the Company’s Latin American operations, which print forms, labels, magazines, catalogs and books and the Company’s Canadian operations, which produce forms, labels, commercial print and outsourced statements and provides logistics services.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2006
Publishing and Retail Services	$1,205.6	$(8.2)	$1,197.4	$207.7	$59.7	$51.8
Integrated Print Communications	711.6	(22.6)	689.0	53.8	34.9	16.6
Forms and Labels	425.2	(2.9)	422.3	42.1	14.1	4.2

Total operating segments	2,342.4	(33.7)	2,308.7	303.6	108.7	72.6
Corporate	—	—	—	(42.8)	7.3	7.9

Total continuing operations	$2,342.4	$(33.7)	$2,308.7	$260.8	$116.0	$80.5

Three months ended September 30, 2005 (Reclassified)
Publishing and Retail Services	$1,123.2	$(6.5)	$1,116.7	$181.8	$54.5	$72.7
Integrated Print Communications	675.6	(16.0)	659.6	67.2	35.1	17.5
Forms and Labels	412.2	(4.8)	407.4	39.5	15.7	4.9

Total operating segments	2,211.0	(27.3)	2,183.7	288.5	105.3	95.1
Corporate	—	—	—	(52.4)	7.7	4.9

Total continuing operations	$2,211.0	$(27.3)	$2,183.7	$236.1	$113.0	$100.0

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2006
Publishing and Retail Services	$3,458.7	$(24.8)	$3,433.9	$532.0	$3,129.3	$177.1	$177.8
Integrated Print Communications	2,203.5	(59.8)	2,143.7	200.2	3,829.1	102.4	52.1
Forms and Labels	1,279.9	(8.2)	1,271.7	107.3	1,853.4	43.2	14.4

Total operating segments	6,942.1	(92.8)	6,849.3	839.5	8,811.8	322.7	244.3
Corporate	—	—	—	(145.0)	952.6	22.3	13.9

Total continuing operations	$6,942.1	$(92.8)	$6,849.3	$694.5	$9,764.4	$345.0	$258.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2005 (Reclassified)
Publishing and Retail Services	$3,093.0	$(15.7)	$3,077.3	$474.0	$2,849.7	$158.0	$251.1
Integrated Print Communications	1,791.5	(55.2)	1,736.3	196.3	3,437.7	83.3	38.8
Forms and Labels	1,237.4	(8.7)	1,228.7	103.8	2,293.3	47.4	14.6

Total operating segments	6,121.9	(79.6)	6,042.3	774.1	8,580.7	288.7	304.5
Corporate	—	—	—	(165.3)	1,081.8	22.7	19.7

Total continuing operations	$6,121.9	$(79.6)	$6,042.3	608.8	$9,662.5	$311.4	$324.2

14. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in nine federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that it could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover its probable share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s annual consolidated results of operations, financial position or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” which clarifies the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to tax positions with uncertainty. FIN 48 requires an entity to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will adopt the provisions of FIN 48 beginning January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position, annual results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will require the Company to change its annual measurement date of September 30. The Company does not expect the adoption of SFAS 158 to have a material impact on the Company’s annual consolidated results of operations or cash flows. The Company is currently evaluating the impact of SFAS 158 on the Company’s consolidated financial position upon adoption at December 31, 2006. The Company has disclosed the unrecognized components of the funded status of the Company’s retirement plans as of December 31, 2005 in Note 11 to the Company’s consolidated financial statements included in the Company’s latest Annual Report on Form 10-K.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

16. SUBSEQUENT EVENTS

In the fourth quarter of 2006, management initiated development of plans to restructure and reorganize certain aspects of the Company’s business in order to reduce administrative costs, improve coordination between business units, enhance the focus of certain sales functions on customer needs and better align manufacturing capacity with demand in certain sectors. The Company expects these actions, when finalized, to result in significant restructuring charges and changes to the Company’s reportable segments.

On October 31, 2006, the Company announced that it had signed a definitive agreement to acquire Banta Corporation (“Banta”) for approximately $1.3 billion in cash, or $36.50 per share after the special dividend of $16.00 per share previously declared by Banta. Banta provides comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including advanced digital content management and e-business services. Additionally, Banta provides a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. Banta, headquartered in Menasha, Wisconsin, has operations in the United States, Europe and Asia. The acquisition is expected to close in the first quarter of 2007 and is subject to customary closing conditions, including regulatory approval and approval of Banta shareholders.

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

On June 20, 2005, the Company acquired The Astron Group Limited (“Astron”), a leader in the document-based business process outsourcing (“DBPO”) sector, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron’s position in these sectors enhances the Company’s ability to leverage global relationships and to expand the Company’s presence in the DBPO sector. During the fourth quarter of 2005, Astron acquired Critical Mail Continuity Services, Limited (“CMCS”), a UK-based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. Astron and CMCS are reported in the Company’s Integrated Print Communications segment.

Also during 2005, the Company completed several additional acquisitions to expand and enhance its capabilities in key industry sectors and geographies. Asia Printers Group Ltd. (“Asia Printers”) is a book printer for customers in North America, Europe and Asia under the South China Printing brand and is also one of Hong Kong’s leading financial printers under the Roman Financial Press brand. Poligrafia S.A. (“Poligrafia”) is the third-largest printer of magazines, catalogs, retail inserts and books in Poland. The Company also acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine-based printer serving the catalog, retail and direct mail segments of the printing industry, and the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. These acquired businesses are included in the Company’s Publishing and Retail Services segment except for Asia Printers’ Roman Financial Press unit, which is included in the Integrated Print Communications segment.

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

Publishing and Retail Services. The Publishing and Retail Services segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book, and telecommunications sectors.

•	Logistics: Consolidates and delivers Company-printed products, as well as products printed by third parties; also provides expedited distribution of time-sensitive and secure material, print-on-demand, warehousing and fulfillment services.

•	Premedia: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications sectors.

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine and catalog and book sectors.

•	Asia: Provides print and print-related services to the book, telecommunications, technology and consumer magazine sectors.

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

Forms and Labels. The Forms and Labels segment designs and manufactures paper-based business forms, labels and printed office products, and provides print management and other related services from facilities located in North America. This segment also includes the Company’s Latin American operations, which print forms, labels, magazines, catalogs and books and the Company’s Canadian operations, which produce forms, labels, commercial print and outsourced statements and provides logistics services.

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

EXECUTIVE SUMMARY

Financial Performance

Three months ended September 30, 2006

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the three months ended September 30, 2006, from the three months ended September 30, 2005, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net earnings	Net earnings per diluted share
For the three months ended September 30, 2005	$236.1	10.8%	$102.1	$0.47
2006 restructuring and impairment charges—net	(6.6)	(0.3%)	(4.6)	(0.03)
2005 restructuring and impairment charges—net	5.5	0.3%	5.5	0.03
2005 integration charges	1.3	—	1.3	—
Non-recurring tax benefits	—	—	23.5	0.11
Discontinued operations	—	—	24.8	0.12
Operations	24.5	0.5%	12.1	0.05

For the three months ended September 30, 2006	$260.8	11.3%	$164.7	$0.75

2006 restructuring and impairment charges—net: included pretax charges of $3.5 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; and $3.1 million of other restructuring costs, primarily lease termination costs.

2005 restructuring and impairment charges—net: included pretax charges of $0.5 million for employee termination costs, including the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and other actions to restructure operations; $2.7 million of other restructuring costs, including lease termination costs associated with exited facilities and $2.3 million of impairment of long-lived assets.

2005 integration charges: reflects $1.3 million of post-acquisition integration charges related to the Moore Wallace acquisition.

Non-recurring tax benefits: reflects a $23.5 million benefit from the realization of a deferred tax asset.

Discontinued operations: included $0.4 million for costs resulting from a sublease of a facility vacated by the package logistics business for the three months ended September 30, 2006 and the $25.2 million net loss for the three months ended September 30, 2005, substantially all of which related to the Peak Technologies business. Peak was sold on December 22, 2005.

Operations: reflects improved operating income in the Publishing and Retail Services and Forms and Labels segments, partially offset by a decline in operating income in the Integrated Print Communications segment and increased pretax interest expense of $3.2 million. See further details in the review of operating results by segment that follows below.

Nine months ended September 30, 2006

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the nine months ended September 30, 2006, from the nine months ended September 30, 2005, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net earnings	Net earnings per diluted share
For the nine months ended September 30, 2005	$608.8	10.1%	$299.7	$1.38
2006 restructuring and impairment charges—net	(37.8)	(0.6%)	(24.2)	(0.11)
2005 restructuring and impairment charges—net	42.1	0.7%	26.5	0.12
2005 integration charges	6.4	0.1%	4.0	0.02
Non-recurring tax benefits	—	—	23.5	0.11
Discontinued operations	—	—	30.2	0.14
Operations	75.0	(0.2%)	42.1	0.18

For the nine months ended September 30, 2006	$694.5	10.1%	$401.8	$1.84

2006 restructuring and impairment charges—net: included pretax charges of $27.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $8.3 million of other restructuring costs, primarily lease termination costs; and $2.3 million for impairment of long-lived assets.

2005 restructuring and impairment charges—net: included pretax charges of $8.7 million for employee termination costs, including the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and other actions to restructure operations; $27.6 million of other restructuring costs, including lease termination costs associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of a Logistics business facility, employee and equipment relocation costs associated with the Moore Wallace acquisition and the exiting of a U.K. financial print facility, and $5.8 million of impairment of long-lived assets.

2005 integration charges: reflects $6.4 million of post-acquisition integration changes related to Moore Wallace acquisition.

Non-recurring tax benefits: reflects a $23.5 million benefit from the realization of a deferred tax asset.

Discontinued operations: included a net loss of $1.9 million, primarily for lease termination costs associated with a subtenant bankruptcy, for the nine months ended September 30, 2006 and a $32.1 million net loss for the nine months ended September 30, 2005, substantially all of which related to the Peak Technologies business. Peak was sold on December 22, 2005.

Operations: reflects improved operating income in all business segments that more than offset higher interest expense of $28.9 million due to the issuance of approximately $1.0 billion of debt in May 2005 related to the acquisition of Astron and an increase in short-term borrowings in April 2006 related to the acquisition of OfficeTiger. See further details in the review of operating results by segment that follows below.

See further discussion regarding items impacting comparability in the Financial Review section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Successes

In the three and nine months ended September 30, 2006, the Company achieved net sales increases across all segments driven by acquisitions, new customer wins in part enabled by the Company’s reinvestment program and expansion of business with current customers. In addition, the Company was able to pass on to customers the majority of continuing increases in paper prices. The net sales gains came despite the continuing impact of competitive price pressure in most industry segments. Sales growth in the first nine months of 2006 was particularly strong in the international, directory, short-run commercial print and financial print businesses.

In addition, the Company achieved productivity gains in the third quarter of 2006 that largely offset the impact of lower prices, higher energy costs, and other inflationary cost increases. These productivity gains reflect the impact of restructuring actions, improved manufacturing efficiencies, and procurement savings. Combined with the impact of changes in business mix and leverage from increased volume, these productivity improvements resulted in improved operating margins in the third quarter of 2006 compared to the third quarter of 2005.

Challenges

Overall, the North American forms and labels business continues to face difficult industry conditions due to continued electronic substitution and intense price competition related to excess industry capacity. Effective in the first quarter of 2006, the Canadian forms and labels business was combined with the Canadian statement outsourcing and logistics businesses, and the combined Canadian business is included in the Forms and Labels segment. Overall, the North American forms and labels business, including Canada, experienced an increase in net sales compared to the third quarter of 2005. This increase reflected favorable foreign exchange rates, improved coordination within the reorganized Canada business and growth in the labels business, partially offset by continued declines in forms net sales. During the third quarter of 2006, net sales increases combined with productivity efforts resulted in slightly higher operating earnings in this segment. Management remains focused on improving sales performance and continuing to reduce operating costs in this business.

Net sales in the business communications services business decreased in the three and nine months ended September 30, 2006 compared to the same periods in 2005, due to customer losses, in part due to customer consolidation, and volume declines. In addition, the loss of these customers is expected to result in further volume declines during the fourth quarter of 2006 and into 2007. Management has implemented cost controls to partially offset the impact of these declines and a refocused sales effort is in place to regain momentum in this industry segment.

Astron net sales for the three and nine months ended September 30, 2006 were slightly below Astron’s net sales and pro forma sales for the same periods of 2005, respectively. The lower sales were a result of loss of volume and lower prices on significant customers, primarily in the transactional print and mail business, partially offset by favorable exchange rates. During 2006, Astron has made progress in the implementation of its productivity initiatives, has taken additional cost control actions and has continued its focus on securing additional large contracts.

OUTLOOK

Restructuring and Reorganization

In the fourth quarter of 2006, management initiated development of plans to restructure and reorganize certain aspects of the Company’s business in order to reduce administrative costs, improve coordination between business units, enhance the focus of certain sales functions on customer needs and better align manufacturing capacity with demand in certain sectors. The Company expects these actions, when finalized, to result in significant restructuring charges and changes to the Company’s reportable segments.

Competition and Strategy

The environment is highly competitive in most of the Company’s product categories and geographic regions. In addition to price, competition is also based on quality and ability to service the special needs of customers. The Company believes there is excess and underutilized capacity in most of the printing sectors served by the Company, resulting in generally declining prices for the Company’s products and services. The Company expects competition in most sectors served by the Company to remain intense in the remainder of 2006 and in coming years. While certain sectors may at times be negatively impacted by volume losses due to increased competition, the Company continues to lower its cost structure through restructuring and productivity initiatives in order to remain price-competitive and maintain operating margins.

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

The Company seeks to leverage its position and size to generate continued productivity improvements and enhance the value the Company delivers to its customers. The Company also plans to enhance its products and services through acquisitions that offer both increased breadth and depth of products and services. To attain its productivity goals, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve the efficiency of its operations. These initiatives include the restructuring and integration of operations, the expansion of internal cross-selling, leveraging the Company’s global infrastructure, streamlining administrative and support activities, integrating common systems and the disposal of non-core businesses. In addition to the expected restructuring actions discussed above, future cost reduction initiatives could include further reorganization of operations and consolidation of facilities. Implementing such initiatives may result in future restructuring or impairment charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Publishing and Retail Services segment. Historically, the Company’s businesses that serve the magazine, catalog and retail and book businesses generate higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes. The Company has continued to focus its sales efforts on improving capacity utilization in non-peak periods and therefore expects a smaller impact from seasonal increases in sales volume in 2006 compared to prior years.

Raw Materials

The primary raw materials the Company uses in its print business are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, but it uses a wide variety of grades and formats and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. During the first nine months of 2006, the Company has been able to satisfy its paper requirements without interruption despite tightening supplies for certain paper grades. While prices for certain paper grades used by the Company increased during the first nine months of 2006, the overall paper price environment was mixed. Customers directly absorb the impact of increasing prices on customer-supplied paper, though higher prices may have an impact on those customers’ demand for printed product. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes its logistics business is able to pass a substantial portion of increases in fuel prices directly to our customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and recent increases in energy prices have resulted in higher costs for certain of the Company’s businesses. The Company cannot predict the impact that possible future energy price increases will have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial condition or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. The Company’s logistics businesses manage distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. In May 2006, the United States Postal Service (“USPS”) proposed a rate increase averaging 8.5% across all mail categories to take effect in 2007. The proposed rate changes are subject to approval by the Postal Rate Commission and include various price incentives to create mail pieces that can be handled more efficiently by the USPS. If this rate increase becomes effective, any resulting decline in print volumes mailed could have an adverse effect on the Company’s consolidated annual results of operations, financial position and cash flows. However, postal rate changes can enhance the value of the Company’s logistics services to its customers, as these services may enable customers to qualify for certain USPS price incentives.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial condition, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales		Income (Loss) from Continuing Operations
	Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Publishing and Retail Services	$1,197.4	$1,116.7	$207.7	$181.8
Integrated Print Communications	689.0	659.6	53.8	67.2
Forms and Labels	422.3	407.4	42.1	39.5

Total operating segments	2,308.7	2,183.7	303.6	288.5
Corporate	—	—	(42.8)	(52.4)

Total continuing operations	$2,308.7	$2,183.7	$260.8	$236.1

Consolidated

Net sales for the three months ended September 30, 2006 increased $125.0 million, or 5.7%, to $2,308.7 million versus the same period in the prior year. Of this increase, over half was due to acquisitions. In addition, the increase in net sales was driven by volume growth across all segments and the impact of foreign exchange rates, partially offset by the continuing impact of competitive price pressure in most sectors.

Income from continuing operations for the three months ended September 30, 2006 was $260.8 million, an increase of 10.5% compared to the three months ended September 30, 2005. The increase was primarily driven by sales volume and increased productivity efforts, partially offset by competitive price pressure and other inflationary cost increases.

Cost of sales (exclusive of depreciation and amortization) increased $93.9 million to $1,656.8 million for the three months ended September 30, 2006 versus the same period in the prior year primarily due to acquisitions, increased net sales volume and higher paper prices. Cost of sales as a percentage of consolidated net sales increased slightly from 71.6% to 71.8% as continuing price competition in most industry segments, higher paper prices and the impact of higher energy costs were largely offset by cost reductions achieved through restructuring activities, productivity efforts and incremental procurement savings.

Selling, general and administrative expense (exclusive of depreciation and amortization) increased $2.3 million to $268.5 million for the three months ended September 30, 2006 versus the same period in the prior year primarily due to acquisitions and net sales increases partially offset by the impact of $1.3 million in integration charges in the third quarter of 2005 related to the Moore Wallace acquisition. Selling, general and administrative expense as a percentage of consolidated net sales decreased to 11.6% from 12.2% for the three months ended September 30, 2006 and 2005, respectively. Cost savings achieved from restructuring activities and leverage related to increased revenues more than offset the impact of higher selling, general and administrative expenses in acquired businesses.

For the three months ended September 30, 2006, the Company recorded a net restructuring and impairment provision of $6.6 million compared to $5.5 million in the same period of 2005. In 2006, these charges included $3.5 million for employee termination costs for 287 employees (all of whom were terminated as of September 30, 2006) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges included $3.1 million of other restructuring costs primarily related to lease terminations in exited facilities. Restructuring charges for the three months ended September 30, 2005 included

$0.5 million related to employee termination costs (27 employees, all of whom were terminated as of September 30, 2006) including the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and other actions to restructure operations; and $2.7 million in other charges, primarily related to lease termination costs associated with exited facilities. Also during the three months ended September 30, 2005, the Company recorded $2.3 million of impairment charges related to the abandonment of assets in the Publishing and Retail Services and Forms and Labels segments. In the fourth quarter of 2006, management initiated development of plans to restructure and reorganize certain aspects of the Company’s business in order to reduce administrative costs, improve coordination between business units, enhance the focus of certain sales functions on customer needs and better align manufacturing capacity with demand in certain sectors. The Company expects these actions, when finalized, to result in significant restructuring charges and changes to the Company’s reportable segments.

Depreciation and amortization increased $3.0 million to $116.0 million for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to acquisitions and increased capital spending in 2005. Depreciation and amortization includes $18.7 million and $18.1 million of amortization of purchased intangibles related to customer relationships, trade names, patents and covenants not to compete for the three months ended September 30, 2006 and 2005, respectively.

Net interest expense increased by $3.2 million for the three months ended September 30, 2006 versus the same period in 2005, due to an increase in short-term borrowings related to the acquisition of OfficeTiger.

Net investment and other income (expense) for the three months ended September 30, 2006 and 2005 was $0.5 million and ($7.6) million, respectively. Included in net investment and other income (expense) were charges of $1.4 million and $2.3 million for the three months ended September 30, 2006 and 2005, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. In addition, the Company recorded a loss of $3.7 million for the three months ended September 30, 2005 reflecting the impact of foreign exchange rates on certain foreign currency-denominated investments.

The effective income tax rate for the three months ended September 30, 2006 was 27.2% compared to 35.2% in the same period of 2005. A $23.5 million benefit from the realization of a U.S. deferred tax asset reduced the effective income tax rate by 10.4 percentage points and was partially offset by increased valuation allowances associated with other deferred tax assets and a slight increase in the expected full-year effective income tax rate.

Net earnings from continuing operations for the three months ended September 30, 2006 was $165.1 million or $0.75 per diluted share compared to $127.3 million or $0.59 per diluted share for the three months ended September 30, 2005. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 1.8 million related to the issuance of share-based compensation awards.

Net loss from discontinued operations for the three months ended September 30, 2006 of $0.4 million primarily reflects the costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business. The net loss from discontinued operations for the three months ended September 30, 2005 was $25.2 million and was primarily comprised of a $22.1 million after-tax impairment charge related to the disposition of Peak.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Publishing and Retail Services segment:

	Three Months Ended September 30,
	2006	2005
	(in millions)
Net sales	$1,197.4	$1,116.7
Income from continuing operations	207.7	181.8
Operating margin	17.3%	16.3%
Items impacting comparability:
Restructuring and impairment charges—net	0.9	1.1

Net sales for the Publishing and Retail Services segment for the three months ended September 30, 2006 were $1,197.4 million, an increase of $80.7 million, or 7.2%, compared to the same period in 2005. Of this increase, approximately 40% was due to the acquisitions of Spencer, Poligrafia, Charlestown, and the book business of Asia Printers. The remaining increase resulted from volume increases and favorable foreign exchange rates, partially offset by contractual price reductions. Net sales increased slightly in the magazine, catalog and retail business as volume increases from new customer contracts and increased business with existing customers were almost completely offset by lower prices associated with major contract renewals. In the book business, net sales increased, reflecting increased volume from telecommunications customers, partially offset by lower juvenile segment volume and lower prices on major customer contract renewals. Net sales for the directories business increased reflecting higher volume from major customers, partially offset by price declines on major contract renewals. Logistics net sales increased primarily due to new print and print fulfillment volume as well as higher prices, which reflect the partial pass-through of higher fuel and transportation costs. Net sales for Premedia were essentially flat with higher volumes and work for new customers offset by price declines. Net sales in Europe increased significantly, primarily driven by the growth in volume from telecommunications and technology customers, magazine and directory volume, the acquisition of Poligrafia and a favorable foreign currency impact. In Asia, a strong increase in net sales was due to increased volume for telecommunications and technology customers.

Publishing and Retail Services’ income from continuing operations increased $25.9 million, primarily driven by higher volume and improved productivity partially offset by lower prices on contract renewals and higher energy and inflationary increases in wages and other costs. These same factors drove an increase in operating margins in the Publishing and Retail Services segment from 16.3% to 17.3% for the three months ended September 30, 2006.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Integrated Print Communications segment:

	Three Months Ended September 30,
	2006	2005
	(In millions)
Net sales	$689.0	$659.6
Income from continuing operations	53.8	67.2
Operating margin	7.8%	10.2%
Items impacting comparability:
Restructuring and impairment charges—net	2.8	2.0

Net sales for the Integrated Print Communications segment for the three months ended September 30, 2006 were $689.0 million, an increase of $29.4 million, or 4.5%, compared to the same period in 2005, primarily due to the acquisition of OfficeTiger. The remaining increase in net sales was primarily driven by volume growth partially offset by competitive price pressure. Financial print volume increased, driven by growth in international capital markets transactions and investment company compliance services in the U.S. Short-run commercial print net sales growth reflected strong volume increases in most regions, primarily from large corporate customers. Direct mail net sales decreased slightly as new volume was offset by the loss of revenue from existing customers. Business communications services net sales decreased due to volume declines with significant customers as well as contractual price decreases.

Astron net sales for the third quarter of 2006 were slightly below net sales for the same quarter of 2005. The lower sales were a result of loss of volume and lower prices on significant customers, primarily in the transactional print and mail business, partially offset by favorable exchange rates. Astron’s income from continuing operations compared with the same period last year was negatively impacted by volume declines, lower pricing and inflationary cost increases.

Income from continuing operations decreased $13.4 million. Net restructuring, impairment and integration charges increased $0.8 million compared to the third quarter of 2005. Operating margins declined from 10.2% in the three months ended September 30, 2005 to 7.8% in the three months ended September 30, 2006. The margin decline was primarily driven by the impact of changes in business mix, the ongoing impact of competitive price pressure, the performance of Astron’s print-based businesses and volume declines in business communication services.

Forms and Labels

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Forms and Labels segment:

	Three Months Ended September 30,
	2006	2005
	(in millions)
Net sales	$422.3	$407.4
Income from continuing operations	42.1	39.5
Operating margin	10.0%	9.7%
Items impacting comparability:
Restructuring and impairment charges—net	0.6	1.2

Net sales for the Forms and Labels segment for the three months ended September 30, 2006 increased $14.9 million, or 3.7%, to $422.3 million driven by the impact of foreign exchange rates and volume increases in Latin America, Canada and the U.S. labels business, partially offset by declines in the U.S. forms business. The U.S. forms business continues to be adversely impacted by electronic substitution and intense price competition driven by excess industry capacity. Net sales of the Canadian operations, which include forms and labels, business communications services, logistics and commercial print, increased compared to the third quarter of 2005 due to higher volume and favorable foreign currency impact. The net sales increase in Latin America, which derives less than 40% of its net sales from forms and labels products, was primarily driven by book and commercial print volume growth.

Income from continuing operations in the third quarter increased $2.6 million from the three months ended September 30, 2005 primarily as a result of the increase in net sales. Operating margins increased from 9.7% in the three months ended September 30, 2005 to 10.0% in the three months ended September 30, 2006. The margin increase was primarily driven by increased sales, improved productivity and continued streamlining of the sales force.

Corporate

Corporate operating expenses decreased $9.6 million to $42.8 million for the three months ended September 30, 2006 due to the benefits achieved through restructuring actions, cost containment initiatives and lower employee incentive compensation costs. This impact was partially offset by slightly higher information technology costs. Corporate restructuring charges of $2.3 million and $1.2 million in the three months ended September 30, 2006 and 2005, respectively, included certain continuing costs related to the consolidation and relocation of the global headquarters within Chicago as a result of the Moore Wallace acquisition.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales		Income (Loss) from Continuing Operations
	Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Publishing and Retail Services	$3,433.9	$3,077.3	$532.0	$474.0
Integrated Print Communications	2,143.7	1,736.3	200.2	196.3
Forms and Labels	1,271.7	1,228.7	107.3	103.8

Total operating segments	6,849.3	6,042.3	839.5	774.1
Corporate	—	—	(145.0)	(165.3)

Total continuing operations	$6,849.3	6,042.3	$694.5	608.8

Consolidated

Net sales for the nine months ended September 30, 2006 increased $807.0 million, or 13.4%, to $6,849.3 million versus the same period in the prior year. Of this increase, over half was due to acquisitions. The increase in net sales was also impacted by volume growth across all segments and the pass-through to customers of higher paper prices, partially offset by the continuing impact of competitive price pressure in most sectors.

Income from continuing operations for the nine months ended September 30, 2006 was $694.5 million, an increase of 14.1% compared to the nine months ended September 30, 2005. The increase was driven by the increase in net sales, productivity efforts, the benefits of restructuring activities and lower restructuring and impairment charges, partially offset by increased depreciation and amortization expense.

Cost of sales (exclusive of depreciation and amortization) increased $637.1 million to $4,966.2 million for the nine months ended September 30, 2006 versus the same period in the prior year primarily due to acquisitions, increased net sales volume and higher paper prices. In addition, the Company revised its allocation of benefits expenses in the first quarter of 2006, which resulted in an increase to cost of sales relative to the first quarter of 2005. This increase in benefits cost was completely offset by a decrease in benefits costs allocated to selling, general and administrative expenses. Cost of sales as a percentage of consolidated net sales increased from 71.6% to 72.5% due to the reallocation of benefits expenses, continuing price competition in most industry segments, higher energy costs and the impact of higher paper prices largely passed through to customers, partially offset by cost reductions achieved through restructuring activities and incremental procurement savings.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $54.9 million to $805.8 million for the nine months ended September 30, 2006 versus the same period in the prior year primarily due to acquisitions and net sales increases, partially offset by the change in the allocation of benefits expenses described above. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.8% in 2006 from 12.4% in 2005. This decrease was due to the impact of the change in allocation of benefits costs, savings achieved from restructuring activities and leverage related to increased revenues. Other items impacting this comparison included $7.8 million in expense reversals in the first quarter of 2005 related to a value-added tax refund and collection of a bankruptcy receivable that was previously written off.

For the nine months ended September 30, 2006, the Company recorded a net restructuring and impairment provision of $37.8 million compared to $42.1 million in the same period of 2005. In 2006, these charges included $27.2 million for workforce reductions of 1,083 employees (of whom 968 were terminated as of September 30,

2006) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $8.3 million of other restructuring costs primarily related to lease terminations in exited facilities and $2.3 million for impairment of assets. Restructuring charges for the nine months ended September 30, 2005 included $8.7 million related to work force reductions (353 employees, all of whom were terminated as of September 30, 2006) including the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and other actions to restructure operations; and $27.6 million of other charges, including lease termination charges and employee and equipment relocation costs associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of a Logistics business facility and other relocation actions associated with the Moore Wallace acquisition. Also during the nine months ended September 30, 2005, the Company recorded $5.8 million of impairment charges related to the abandonment of assets in the Publishing and Retail Services and Forms and Labels segments. In the fourth quarter of 2006, management initiated development of plans to restructure and reorganize certain aspects of the Company’s business in order to reduce administrative costs, improve coordination between business units, enhance the focus of certain sales functions on customer needs and better align manufacturing capacity with demand in certain sectors. The Company expects these actions, when finalized, to result in significant restructuring charges and changes to the Company’s reportable segments.

Depreciation and amortization increased $33.6 million to $345.0 million for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to acquisitions and increased capital spending in 2005. Depreciation and amortization includes $54.2 million and $41.1 million of amortization of purchased intangibles related to customer relationships, patents and covenants not to compete for the nine months ended September 30, 2006 and 2005, respectively.

Net interest expense increased by $28.9 million for the nine months ended September 30, 2006 versus the same period in 2005, due to the issuance of approximately $1.0 billion of debt in May 2005 related to the acquisition of Astron and an increase in short-term borrowings in April 2006 related to the acquisition of OfficeTiger.

Net investment and other expense for the nine months ended September 30, 2006 and 2005 was $4.0 million and $11.9 million, respectively. Included in net investment and other expense were charges of $4.1 million and $7.0 million for the nine months ended September 30, 2006 and 2005, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. The Company also recorded a loss of $3.7 million for the nine months ended September 30, 2005 reflecting the impact of foreign exchange rates on certain foreign currency-denominated investments. In addition, the Company recorded a loss of $1.5 million for the nine months ended September 30, 2006 related to the change in fair value of the amount of derivative financial instruments which were not accounted for as a hedge. See further discussion regarding derivative financial instruments under “Risk Management” below.

The effective income tax rate for the nine months ended September 30, 2006 was 31.1% compared to 36.3% in the same period of 2005. A $23.5 million benefit from the realization of a U.S. deferred tax asset reduced the effective income tax rate by 4.0 percentage points. Additionally, the tax rate was reduced by the impact a reduction in the statutory tax rate in Canada and a reduction in required valuation allowances on international tax assets.

Net earnings from continuing operations for the nine months ended September 30, 2006 was $403.7 million or $1.85 per diluted share compared to $331.8 million or $1.53 per diluted share for the nine months ended September 30, 2005. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 2.3 million related to the issuance of share-based compensation awards.

Net loss from discontinued operations of $1.9 million for the nine months ended September 30, 2006 primarily reflects the costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business. The net loss from discontinued operations for the nine months ended

September 30, 2005 was $32.1 million and was primarily comprised of a $22.1 million after tax impairment charge related to the disposition of Peak.

Publishing and Retail Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Publishing and Retail Services segment:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Net sales	$3,433.9	$3,077.3
Income from continuing operations	532.0	474.0
Operating margin	15.5%	15.4%
Items impacting comparability:
Restructuring and impairment charges—net	10.7	9.8

Net sales for the Publishing and Retail Services segment for the nine months ended September 30, 2006 were $3,433.9 million, an increase of $356.6 million, or 11.6%, compared to the same period in 2005. Of this increase, approximately 40% was due to the acquisitions of Asia Printers’ book business, Spencer, Poligrafia, and Charlestown. The remaining increase resulted from volume increases across all businesses in the segment and higher paper prices passed on to customers, partially offset by downward price pressures. Net sales increases in the magazine, catalog and retail business were driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were largely passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, net sales increases were primarily driven by additional volume from telecommunications and technology customers, partially offset by declines in the juvenile segment and lower prices on major customer contract renewals. Net sales for the directories business increased, reflecting higher volume from major customers, partially offset by price declines on major contract renewals. Logistics net sales increased primarily due to higher prices, reflecting the partial pass-through of higher fuel and transportation costs, and growth in expedited-delivery volume. Premedia net sales increased, driven by higher volumes and work for new customers, partially offset by price declines. Net sales in Europe increased significantly, driven by the acquisition of Poligrafia, and growth in volume from telecommunications and technology customers, directories, magazine and retail volume. These increases were partially offset by the impact of foreign exchange rates. In Asia, net sales increased significantly, reflecting the impact of the acquisition of Asia Printers’ book business, increased volume for telecommunications and technology customers, and strong growth in book production for U.S. customers.

Income from continuing operations increased $58.0 million, driven by higher volume and improved productivity, partially offset by the combined impact of competitive price pressures, higher energy costs, inflationary increases in wages, benefits and other costs and the impact of expense reversals in the first quarter of 2005 for a value-added tax recovery of $4.9 million and collection of a bankruptcy receivable previously written off of $2.9 million. Operating margins in the Publishing and Retail Services segment increased from 15.4% for the nine months ended September 30, 2005 to 15.5% for the nine months ended September 30, 2006.

Integrated Print Communications

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Integrated Print Communications segment:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Net sales	$2,143.7	$1,736.3
Income from continuing operations	200.2	196.3
Operating margin	9.3%	11.3%
Items impacting comparability:
Restructuring and impairment charges—net	14.3	9.1

Net sales for the Integrated Print Communications segment for the nine months ended September 30, 2006 were $2,143.7 million, an increase of $407.4 million, or 23.5%, compared to the same period in 2005, primarily due to the acquisitions of Astron, OfficeTiger, CMCS and Asia Printers’ financial services business. The remaining increase in net sales was driven by strong volume growth across most businesses in the segment, partially offset by competitive price pressure. Financial print volume increased strongly, driven by growth in international capital markets transactions and investment company compliance services in the U.S. Short-run commercial print net sales growth reflected strong volume increases in most regions, primarily from large corporate customers. Direct mail net sales also increased as volume growth from major customers more than offset competitive price pressure. Business communications services net sales declined compared to the same period of 2005 due to volume declines and customer losses.

Astron net sales for the nine months ended September 30, 2006 were below Astron’s net sales for the same period of 2005, including pro forma net sales for the pre-acquisition period. The lower sales were a result of loss of volume and lower prices on significant customers, primarily in the transactional print and mail business, partially offset by favorable exchange rates. Astron’s income from continuing operations compared with the same period last year was negatively impacted by the volume declines, lower pricing and inflationary cost increases.

Income from continuing operations increased $3.9 million. Operating margins declined from 11.3% in the nine months ended September 30, 2005 to 9.3% in the nine months ended September 30, 2006. The margin decline was primarily driven by the performance of Astron’s print-based businesses, the amortization expense related to purchase accounting from the Astron and OfficeTiger acquisitions, volume declines in business communication services and higher net restructuring and impairment charges of $5.2 million. Across all other businesses in this segment, operating margins improved in comparison to the same period of 2005 as leverage from volume growth, the benefits of restructuring actions and productivity efforts more than offset the ongoing impact of competitive price pressure.

Forms and Labels

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Forms and Labels segment:

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Net sales	$1,271.7	$1,228.7
Income from continuing operations	107.3	103.8
Operating margin	8.4%	8.4%
Items impacting comparability:
Restructuring and impairment charges—net	3.8	6.8

Net sales for the Forms and Labels segment for the nine months ended September 30, 2006 increased $43.0 million, or 3.5%, to $1,271.7 million driven by the favorable impact of foreign exchange rates, volume increases in Latin America and Canada and improved U.S. labels volume, partly offset by declines in the U.S. forms business. The U.S. forms business experienced a decline in net sales as this segment continues to be adversely affected by electronic substitution and intense price competition driven by excess industry capacity. Net sales of the Canadian operations, which include forms and labels, business communications services, logistics and commercial print, increased in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to the impact of foreign exchange rates and increased volume across all industry segments. The net sales increase in Latin America was primarily driven by book and commercial print volume growth.

Income from continuing operations during the nine months ended September 30, 2006 increased $3.5 million from the nine months ended September 30, 2005 driven by lower net restructuring and impairment charges and the increase in net sales in this segment, especially in Latin America. Operating margin in the Forms and Labels segment were stable as productivity improvement offset the impact of declining prices.

Corporate

Corporate operating expenses decreased $20.3 million to $145.0 million for the nine months ended September 30, 2006 due to lower restructuring charges of $7.4 million, the benefits achieved through restructuring actions and cost containment initiatives, and lower employee incentive compensation costs. This impact was partially offset by higher information technology costs. Corporate restructuring charges of $9.0 million in the nine months ended September 30, 2006 primarily included employee termination costs incurred as a result of actions taken to reorganize certain operations and continuing costs related to the consolidation and relocation of the global headquarters within Chicago as a result of the Moore Wallace acquisition. Corporate restructuring and impairment charges in the nine months ended September 30, 2005 of $16.4 million primarily related to the consolidation and relocation of the Company’s corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal payments on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $250.7 million at September 30, 2006, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $566.8 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of continuing operations of $639.6 million for the same period last year. The decrease was the result of higher cash payments for employee incentive compensation, resulting from improved financial performance in 2005 compared to 2004, and for income taxes. In addition, interest payments increased as a result of additional debt used to finance the Astron and OfficeTiger acquisitions. Payments associated with new customer contracts also increased and accounts payable decreased as a result of the timing of vendor payments. These uses of cash were partially offset by a decrease in payments for restructuring programs and a smaller increase in inventories and accounts receivable compared to the nine months ended September 30, 2005.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2006 was $500.3 million compared to net cash used in investing activities of continuing operations of $1,414.6 million, for the nine months ended September 30, 2005. Net cash used for acquisition of businesses in the nine months ended September 30, 2006 included $248.8 million for the acquisition of OfficeTiger, partially offset by $4.5 million in cash received for purchase price adjustments for 2005 acquisitions. Net cash used for acquisitions of businesses in the nine months ended September 30, 2005 was $1,111.1 million for the acquisitions of Astron, Asia Printers, Charlestown and Poligrafia. Capital expenditures were $258.2 million for the nine months ended September 30, 2006, a decrease of $66.0 million compared to the nine months ended September 30, 2005. The decrease reflects lower spending in the Publishing and Retail Services segment’s domestic platform partially offset by increased investment in expansion projects to support volume growth in the Publishing and Retail Services segment’s Asian and European businesses and capital spending at acquired businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2006 will be approximately $400 million. During the nine months ended September 30, 2006, the Company received $2.2 million in proceeds from the sale of various assets compared with $20.7 million received in the same period of 2005.

Cash Flows From Financing Activities

Net cash used in financing activities of continuing operations for the nine months ended September 30, 2006 was $187.9 million compared to net cash provided by financing activities of continuing operations of $432.6 million in the same period of 2005. Debt reduction in the nine months ended September 30, 2006 included a net decrease in short-term debt of $14.6 million and $21.6 million in payments made to reduce long-term debt, primarily related to buyouts of capital leases. The Company received proceeds of $997.9 million in May 2005 in order to fund the acquisition of Astron in June 2005. During the nine months ended September 30, 2005, the Company purchased approximately 8.2 million shares of its common stock at a total cost of $268.7 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. The remaining stock purchases during that period were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards. Stock repurchases in the nine months ended September 30, 2006 were $1.8 million.

Dividends

During the nine months ended September 30, 2006, the Company paid cash dividends of $168.3 million. On October 26, 2006, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 1, 2006 to shareholders of record on November 10, 2006.

Cash Flows From Discontinued Operations

Net cash used in discontinued operations for the nine months ended September 30, 2006 was $0.7 million, consisting of lease and maintenance payments related to facilities vacated by the Company’s package logistics business, compared to net cash provided by discontinued operations for the nine months ended September 30, 2005 of $2.2 million, which primarily reflected cash flows from Peak.

Capital Resources

The Company has a $1.0 billion unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio. As of September 30, 2006, there were no borrowings under the Facility. The Company pays an annual commitment fee of 0.10% on the total unused portion of the Facility.

The Company also has $224.3 million in credit facilities outside of the U.S., most of which are uncommitted. As of September 30, 2006, the Company had $47.7 million in outstanding letters of credit, of which $29.6 million reduced availability under the Company’s credit facilities. At September 30, 2006, approximately $1.2 billion was available under the Company’s credit facilities. As of September 30, 2006, there were no borrowings under the Company’s $1.0 billion commercial paper program.

On April 27, 2006, the Company acquired OfficeTiger for $248.8 million in cash. The Company financed this acquisition with existing cash on hand and through issuances of commercial paper that were subsequently paid off with cash generated from operations.

On October 31, 2006, the Company announced that it had signed a definitive agreement to acquire Banta Corporation for approximately $1.3 billion in cash, or $36.50 per share after the special dividend of $16.00 per share previously declared by Banta. The acquisition is expected to close in the first quarter of 2007 and is subject to customary closing conditions, including regulatory approval and approval of Banta shareholders. The Company expects to fund this acquisition primarily through the issuance of debt. Subsequent to the announcement of the Banta acquisition, Moody’s Investor Services reaffirmed the Company’s senior debt ratings of Baa2. Standard & Poor’s placed the Company’s A- senior debt rating on credit watch with negative implications.

In November 2006, $225 million of the Company’s debt will mature. The Company expects to fund this maturity through cash from operations and issuances of commercial paper as needed.

The Company was in compliance with its debt covenants as of September 30, 2006.

RISK MANAGEMENT

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At September 30, 2006, the Company had $200.0 million notional amount interest rate swaps that exchange a fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps are designated as a fair value hedge against $200.0 million of principal on the Company’s 5.0% debentures due November 2006. At September 30, 2006, the fair market value of these swaps of $0.3 million was included in accrued liabilities on the Condensed Consolidated Balance Sheet.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As of September 30, 2006, all of the Company’s outstanding term debt is comprised of fixed-rate debt. The Company’s exposure to interest rate risk on commercial paper borrowings and foreign short-term borrowings is mitigated by its investment in short-term marketable securities. As of September 30, 2006, the Company had short-term investments of $94.4 million consisting primarily of short-term deposits and money market funds. The interest rates on these investments was generally tied to market rates.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of September 30, 2006, the aggregate notional amount of outstanding forward contracts was approximately $35.6 million. Unrealized gains and losses from these foreign currency contracts were not significant at September 30, 2006. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $948.8 million (British pound sterling “GBP” 520.0 million), which exchange GBP for U.S. dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S.

dollar notional amount. These swaps expire in 2010 ($455.0 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of GBP denominated foreign operations. At September 30, 2006, the fair market value of these cross currency swaps of $47.1 million is included in other noncurrent liabilities.

EXPIRATION OF RIGHTS PLAN

The Company’s Shareholder Rights Plan expired on August 8, 2006 and the Company made the decision not to renew the Plan. A Certificate of Elimination with respect to the securities issuable under the Plan was filed with the State of Delaware on November 8, 2006.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	successful execution and integration of acquisitions and the performance of the Company’s businesses following the acquisitions of Moore Wallace, Astron, Asia Printers, Poligrafia, Spencer Press, Charlestown, CMCS, OfficeTiger and Banta and successful negotiation of future acquisitions and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the execution of cross-selling, cost containment, asset rationalization, systems integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures, including increased margin pressure and excess capacity, in all segments in which the Company operates;

•	factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets that affect demand for financial printing, changes in advertising markets, the rate of migration from paper-based forms to digital formats, customers’ budgetary constraints, and customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	shortages or changes in the availability, or increases in costs of, key materials (such as ink, paper and fuel);

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•	the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including under “Risk Factors” in the Company’s Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) of the Exchange Act that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	619	(2)	$31.56	—	10,912,058	(3)
August 1, 2006 – August 31, 2006	—		—	—	10,912,058	(3)
September 1, 2006 – September 30, 2006	7,005	(2)	32.83	—	10,912,058	(3)

Total	7,624	(2)	$32.72	—	10,912,058	(3)

(1)	On December 16, 2004, the Company announced that the Board of Directors had authorized the Company to repurchase up to $300 million of common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase arrangements, or private transactions. Such purchases may be made from time to time and may be discontinued at any time. The authorization of the repurchase program will expire on December 31, 2007. On February 22, 2006, the Company’s Board of Directors authorized an additional share repurchase program of up to 10 million shares of the Company’s common stock in addition to the shares authorized to be repurchased pursuant to the December 16, 2004 authorization.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.
(3)	Includes 10 million shares that may be purchased under the February 22, 2006 authorization and 912,058 shares that may be repurchased under the December 16, 2004 authorization (assuming a share price of $34.25, the closing price on November 1, 2006).

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed on May 3, 1996)

3.2	Certificate of Elimination (filed herewith)

3.3	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 21, 2006)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A. as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Credit Agreement dated February 27, 2004 among the Company, the Banks named therein and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001) *

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.4	Donnelley Shares Stock Option Plan, as amended (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 10, 1997) *

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998) *

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003) *

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004) *

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003) *

10.11	Supplemental Executive Retirement Plan for Designated Executives – B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001) *

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002) *

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004) *

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004) *

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003) *

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003) *

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.18	Performance Share Unit Award Agreement for Mark A. Angelson (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers under RR Donnelley 2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers under Moore Wallace 2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.23	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005) *

10.24	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.25	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.26	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.27	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Dean E. Cherry (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.28	Separation Agreement, Release and Waiver dated October 11, 2006 between Dean E. Cherry and the Company (filed herewith) *

10.29	Employment Agreement dated as of February 14, 2003 between the Company and Theodore J. Theophilos (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.30	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.31	Trust Agreement, dated November 7, 2005, between the Company and Northern Trust Corporation (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.33	Purchase and Sale Agreement, dated January 3, 2005, between R.R. Donnelley & Sons Company and Greenwich Street Capital Partners II, L.P., Greenwich Street Employees Fund, L.P., Greenwich Fund, L.P., GSCP Offshore Fund, L.P. and TRV Executive Fund, L.P. (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K dated January 3, 2005, filed on January 6, 2005)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 2, 2006)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Thomas J. Quinlan, III, Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Thomas J. Quinlan, III, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date: November 8, 2006