Form 10-K
period 2006-12-31
RR Donnelley & Sons Co
filed 2007-02-28
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $6,885,861,284.

As of February 20, 2007, 218,399,255 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 24, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,”, “us,” and “our”) is the world’s premier full-service provider of print and related services, including business process outsourcing. Founded more than 140 years ago, the Company provides solutions in commercial printing, direct mail, financial printing, print fulfillment, labels, forms, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

Business acquisitions

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a privately-owned printer of magazines and catalogs. Perry Judd’s long- and short-run capabilities for producing consumer and business-to-business catalogs as well as consumer, trade, and association magazines are expected to complement the Company’s Global Print Solutions platform.

On January 9, 2007, the Company acquired Banta Corporation (“Banta”). Banta provides comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including advanced digital content management and e-business services. Additionally, Banta provides a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. Banta, which was headquartered in Menasha, Wisconsin, has operations in the United States, Europe and Asia.

On January 3, 2007, the Company signed a definitive agreement to acquire Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. The Company believes that this acquisition will offer our customers enhanced responsiveness as well as the ability to leverage our leading catalog, premedia, logistics and other production and service resources. The all cash deal is expected to close in the spring of 2007.

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services are closely related and complementary to the Company’s previously-existing business process outsourcing resources. OfficeTiger is included in the Global Services segment.

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in the business process outsourcing sector, providing transactional print and mail services, data and print management, document production and marketing support services primarily in the United Kingdom. Astron’s position in these segments enhances the Company’s ability to leverage global relationships and to expand the Company’s presence in the business process sector. During the fourth quarter of 2005, Astron acquired Critical Mail Continuity Services, Limited (“CMCS”), a UK-based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. The Company ended its use of the Astron trade name in the fourth quarter of 2006 and the business was renamed RR Donnelley Global Document Solutions (“Global Document Solutions”). RR Donnelley Global Document Solutions, including CMCS, is reported in the Company’s Global Services segment.

Also during 2005, the Company completed several additional acquisitions to expand and enhance its capabilities in key industry sectors and geographies. Asia Printers Group Ltd. (“Asia Printers”) is a book printer for North American, European and Asian markets under the South China Printing brand and is a financial printer in Hong Kong under the Roman Financial Press brand. Poligrafia S.A. (“Poligrafia”) is a printer of magazines, catalogs, retail inserts and books in Poland. The Company also acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail markets, and the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. These acquisitions are included in the Company’s Global Print Solutions segment except for Asia Printers’ Roman Financial Press unit, which is included in the Global Services segment.

On February 27, 2004, the Company acquired Moore Wallace Incorporated (“Moore Wallace”), a leading provider of printed products and print management services. The Moore Wallace businesses are included in each of the Company’s segments.

Discontinued operations

In December 2005, the Company sold its Peak Technologies business (“Peak”), which was acquired in the Moore Wallace acquisition. During the three months ended September 30, 2004, the Company completed the shutdown of Momentum Logistics, Inc. (“MLI”). On October 29, 2004, the Company sold its package logistics business. For all years presented, these businesses have been classified as discontinued operations in the consolidated financial statements and all prior periods have been reclassified to conform to this presentation.

Segment descriptions

During the fourth quarter of 2006, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. In addition, the Company renamed its segments to better reflect the products and services associated with the businesses that comprise each segment. The revised reporting structure includes two segments: “Global Print Solutions” and “Global Services.” Prior to the fourth quarter of 2006, the Company’s structure included three segments: “Publishing and Retail Services,” “Integrated Print Communications” and “Forms and Labels.” In addition, certain general, administrative and unallocated activities and associated costs are separately presented as “Corporate.”

A summary of the changes made to the Company’s reportable segments in the fourth quarter of 2006 as a result of the Company’s management reorganization is as follows:

•

The Company’s magazine, catalog and retail, directories, book, logistics, Europe and Asia business units, all previously included in the Publishing and Retail services segment, continue to be included in the Global Print Solutions segment.

•	The Company’s short-run commercial print and direct mail businesses, which were previously reported in the Integrated Print Communications segment, were moved to the Global Print Solutions segment.

•

Premedia, previously reported in the Publishing and Retail Services segment was combined with certain research and development operations within the Integrated Print Communications segment to form a new business unit, digital solutions. This newly formed business unit is reported in the Global Services segment. Certain manufacturing-related activities of the premedia business were moved into the magazine, catalog and retail business within the Global Print Solutions segment.

•

The Company’s business communications services business was combined with the North America forms and labels business to form one business unit, forms, labels and statement printing. This business is reported in the Global Services segment.

•

Astron and OfficeTiger, previously combined to form the Astron Group reporting unit within business process outsourcing, were separated into their own respective business units within the Global Services segment. The Astron business was renamed RR Donnelley Global Document Solutions.

The Company also made other changes to its reportable segments in the first quarter of 2006. The Company’s print fulfillment business (previously included in the North America forms and labels business unit) was moved to the logistics business within the Global Print Solutions segment and the Company’s Canadian logistics business (previously part of the logistics business unit) was moved to the forms, labels and statement printing unit within the Global Services segment. All prior periods have been reclassified to conform to the current reporting structure.

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and business units, reflecting all changes described above, are summarized as follows:

Global Print Solutions. The Global Print Solutions segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book, and telecommunication sectors.

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

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine, catalog and book sectors.

•	Asia: Provides print and print-related services to the book, telecommunications, technology and consumer magazine sectors.

The Global Print Solutions segment accounted for approximately 62% of the Company’s consolidated net sales in 2006.

Global Services. The Global Services segment consists of short-run and variable print, business process outsourcing and related services in the following lines of business:

•

Digital Solutions: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications sectors.

•

Financial print: Provides information management, content assembly and print services to a diversified customer base. Examples of materials include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•

RR Donnelley Global Document Solutions: Provides business process outsourcing services, transactional print and mail services, data and print management and document production, primarily in the United Kingdom. This business also provides direct mail and marketing support services in Europe.

•	OfficeTiger: Provides integrated process outsourcing and transaction processing services through its operations in North America, Europe, India, the Philippines and Sri Lanka.

•

Forms, Labels and Statement Printing: Designs and manufactures paper-based business forms, labels and printed office products, and provides print management and other related services from facilities located in North America. This business also includes the Company’s Canadian operations, which produce forms, labels, commercial print and outsourced statements and provides logistics services. Additionally, this business includes the Company’s statement outsourcing business (formerly business communication services), which offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Latin America: Provides print and print-related services to the book, consumer magazine and catalog sectors; also designs and manufactures paper-based business forms and labels.

The Global Services segment accounted for approximately 38% of the Company’s consolidated net sales in 2006.

Corporate. Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and earnings of employee benefit plans, primarily components of net pension and post-retirement benefits expense other than service cost, are included in Corporate and not allocated to operating segments.

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 19, Industry Segment Information, to the consolidated financial statements. Information related to the Company’s international operations is included in Note 20, Geographic Area Information, to the consolidated financial statements.

Competition and strategy

The environment is highly competitive in most of the Company’s product and service categories and geographic regions. In addition to price, competition is also based on quality and ability to service the special needs of customers. We believe there is excess and underutilized capacity in most of the printing sectors we serve, resulting in generally declining prices for our products and services. The Company expects competition in most sectors served by the Company to remain intense in coming years. While certain sectors may at times be negatively impacted by volume losses due to increased competition, the Company continues to lower its cost structure through restructuring and productivity initiatives in order to remain price competitive and maintain operating margins.

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

The Company seeks to leverage its position and size to generate continued productivity improvements and enhance the value the Company delivers to its customers. The Company continues to enhance its products and services through strategic acquisitions that offer both increased breadth and depth of products and services. To attain its productivity goals, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve the efficiency of its operations. These initiatives include the restructuring and integration of operations, the expansion of internal cross-selling, leveraging the Company’s global infrastructure, streamlining administrative and support activities, integrating common systems and the disposal of non-core businesses. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future restructuring or impairment charges, which may be substantial. Management also reviews its portfolio of businesses on a regular basis to balance appropriate risks and opportunities, to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Global Print Solutions segment. Historically, the Company’s businesses that serve the magazine, catalog and retail and book businesses generate higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes. The Company has continued to focus its sales efforts on improving capacity utilization in non-peak periods, resulting in a lower impact from seasonal increases in sales volume in 2006 compared to prior years. The Company expects a slightly higher impact from seasonal increases in sales volume in 2007, primarily due to its recent acquisitions.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of grades and formats and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. During 2006, the Company was able to satisfy its paper requirements without interruption despite tightening supplies for certain paper grades. While prices for certain paper grades used by the Company increased during 2006, the overall paper price environment was mixed. Customers directly absorb the impact of increasing prices on customer-supplied paper, though higher prices may have an impact on those customers’ demand for printed product. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company successfully to do so.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes its logistics business will continue to be able to pass a substantial portion of increases in fuel prices directly to our customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for certain of the Company’s businesses. The Company cannot predict the impact that possible future energy price increases may have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. The Company’s logistics businesses manage distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. In December 2006, the United

States Congress passed the Postal Accountability and Enhancement Act ("the Act"). The Act provides a mechanism for controlling pricing that will replace a lengthy rate-setting process with more predictable, manageable price adjustments, held at or below the rate of inflation with a cap tied to the consumer price index. This new pricing mechanism is expected to be established by the Postal Regulatory Commission 18 months after the legislation is signed into law. Additionally, a postal rate increase is expected in 2007 that is not part of the Act. The Company’s logistics business is well-positioned to adapt to changes in the mailing industry.

Customers

For each of the years ended December 31, 2006, 2005 and 2004, no customer accounted for 10% or more of the Company’s consolidated net sales.

Research and Development

The Company has research facilities in Grand Island, New York and Downers Grove, Illinois that support the development and implementation of new technologies better to meet customer needs and improve operating efficiencies. The Company’s cost for research and development activities is not material to the Company’s consolidated annual results of operations or cash flows.

Environmental Compliance

The Company’s overriding objectives in the environmental, health and safety areas are to maintain compliance with laws and regulations and to create an injury-free workplace. The Company believes that capital expenditures for environmental controls to comply with federal, state and local laws and regulations, as well as expenditures, if any, for its share of costs to clean hazardous waste sites that have received the Company’s waste, will not have a material effect on its consolidated annual results of operations, financial position or cash flows.

Employees

As of December 31, 2006, the Company had approximately 53,000 employees.

Available Information

We maintain an Internet website at www.rrdonnelley.com where our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

In June 2006, the Company submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. The Company also filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-

looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•

successful execution and closing of planned acquisitions and the performance of the Company’s businesses following the acquisitions of Moore Wallace, Astron, Asia Printers, Poligrafia, Spencer Press, Charlestown, CMCS, OfficeTiger, Banta, Perry Judd’s and Von Hoffmann, successful negotiation of future acquisitions and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

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

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of labor disruptions or labor shortages;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	the possibility of a regional or global health pandemic outbreak;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Annual Report on Form 10-K should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake to and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

ITEM 1A. RISK	FACTORS

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks.

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

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result. A decline in the financial condition of our customers could hinder the Company’s ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for the Company’s products and services.

The Company may not be able to improve its operating efficiency rapidly enough to meet market conditions.

Because the markets in which the Company competes are highly competitive, the Company must continue to improve its operating efficiency in order to maintain or improve its profitability. Although the Company has been able to improve efficiency and reduce costs in the past, there is no assurance that it will continue to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

The Company may be unable to successfully integrate the operations of acquired businesses and may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions, including the 2006 acquisition of OfficeTiger and the 2007 acquisitions of Banta and Perry Judd’s and the planned 2007 acquisition of Von Hoffmann, will depend in part upon the Company’s ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. The process of integrating operations may also cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, the Company may not be able to realize the anticipated cross-selling opportunities, develop and market more comprehensive product and service offerings, or generate anticipated cost savings and revenue growth.

The Company may be unable to hire and retain talented employees, including management.

The Company’s success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of the Company’s employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on the Company. Although the Company’s manufacturing platform consists of many locations with a wide geographic dispersion, individual locations may encounter strong competition with other manufacturers for skilled labor. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than the Company offers. In addition, many members of the Company’s management have significant industry experience that is valuable to the Company’s competitors. The Company does, however, enter into non-solicitation and, as appropriate, non-competition agreements with its executive officers, prohibiting them contractually from soliciting the Company’s customers and employees and from leaving and joining a competitor within a specified period. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business prospects and results of operations.

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

The Company has significant operations outside the United States. Revenues from the Company’s operations outside the United States accounted for approximately 23% of the Company’s consolidated net sales for the year ended December 31, 2006. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability.

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

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2006, the Company leases or owns 318 U.S. facilities, some of which have multiple buildings and warehouses and these U.S. facilities encompass approximately 28.7 million square feet. The Company leases or owns 190 international facilities encompassing approximately 6.7 million square feet in Canada, Latin America, South America, Europe, Africa and Asia. Of the U.S. and international manufacturing and warehouse facilities, approximately 23.5 million square feet of space is owned, while the remaining 11.9 million square feet of space is leased.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in nine federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. We have established reserves that are believed to be adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Mark A. Angelson 56, Director & Chief Executive Officer	2004	Served as RR Donnelley’s Chief Executive Officer and Director since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Chief Executive Officer since January 2003; Director since November 2001; Lead Independent Director from April 2002 until December 2002 and Non-Executive Chairman of the Board from November 2001 until April 2002. From December 1999 through January 2002, served as the Deputy Chairman of Chancery Lane Capital LLC (a private equity investment firm), and from March 1996 until March 2001 served in various executive capacities at Big Flower Holdings, Inc. (a printing, marketing and advertising services company) and its successor, Vertis Holdings, Inc., including as Deputy Chairman.

Suzanne S. Bettman 42, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004	Served as RR Donnelley’s Executive Vice President, General Counsel, Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004. Prior to this, served as Group Managing Director, General Counsel of Huron Consulting Group LLC (a financial and operational consulting firm) from September 2002 to February 2004. Served previously as Executive Vice President, General Counsel of True North Communications Inc. (a global advertising and marketing communications holding company) from 1999 through 2001.

Miles W. McHugh 42, Senior Vice President, Controller & Chief Accounting Officer	2006	Served as RR Donnelley’s Senior Vice President, Controller since June 2006. Prior to this, served as the Chief Financial Officer of RR Donnelley Logistics since 2004 and as Assistant Controller of RR Donnelley since October 2003. Served previously as Controller for DPL, Inc., parent company of the Dayton Power and Light Company.

John R. Paloian 48, Group President, RR Donnelley Global Print Solutions	2004	Served as RR Donnelley’s Group President, Global Print Solutions since March 2004. Prior to this, from 1997 until 2003, he served in various capacities, including Co-Chief Operating Officer, at Quebecor World, Inc. (a commercial printer) and its predecessors.

Thomas J. Quinlan, III 44, Group President, RR Donnelley Global Services & Chief Financial Officer	2004	Served as RR Donnelley’s Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Executive Vice President—Business Integration since May 2003; Executive Vice President—Office of the Chief Executive from January 2003 until May 2003; and Executive Vice President and Treasurer from December 2000 until December 2002. Served in 2000 as Executive Vice President and Treasurer of Walter Industries, Inc. (a homebuilding industrial conglomerate) and held various positions from 1994 until 1999, including Vice President and Treasurer, at World Color Press, Inc.

*	Includes service with its predecessor, Moore Corporation Limited

AMENDMENT OF BY-LAWS

On February 23, 2007, the Board of Directors of the Company amended the Company’s Bylaws effective immediately to provide that each director shall be elected by the affirmative vote of a majority of the votes cast in connection with uncontested elections of directors, but the Company will retain its current plurality voting standard in connection with contested elections of directors. The amendment to the Bylaws of the Company reflecting this amendment is filed as Exhibit 3.2(b) to this Form 10-K.

In connection with the amendment to the Company’s Bylaws establishing a majority vote standard for the election of directors in uncontested elections, the Company amended its Principles of Corporate Governance to (i) establish a policy in uncontested elections of directors that any incumbent director who receives a greater number of votes “against” his or her election than votes “for” such election will promptly tender his or her resignation, and (ii) provide that the Corporate Responsibility & Governance Committee of the Board will make recommendations to the Company’s Board regarding the action to be taken with respect to any such tendered resignation.

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange. Our common stock is also currently listed on the Toronto Stock Exchange, but we have submitted a proposal for withdrawal from that listing.

As of February 15, 2007, there were approximately 10,103 stockholders of record of our common stock. Quarterly prices of the Company’s common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the years ended December 31, 2006 and 2005, are contained in the chart below:

			Common Stock Prices
	Dividends Paid		2006		2005
	2006	2005	High	Low	High	Low
First Quarter	$0.26	$0.26	$34.82	$31.05	$35.25	$29.54
Second Quarter	0.26	0.26	34.15	29.43	34.63	31.08
Third Quarter	0.26	0.26	34.85	28.50	38.27	34.54
Fourth Quarter	0.26	0.26	36.00	32.71	37.47	32.28

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	11,624	(2)	$33.16	—	10,878,969	(3)
November 1, 2006 – November 30, 2006	30,991	(2)	35.56	—	10,878,969	(3)
December 1, 2006 – December 31, 2006	—		—	—	10,000,000

Total	42,615	(2)	$34.91		10,000,000

(1)	On December 16, 2004, the Company announced that the Board of Directors had authorized the Company to repurchase up to $300 million of common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase arrangements, or private transactions. Such purchases may be made from time to time and may be discontinued at any time. The authorization of the repurchase program expired on December 31, 2006. On February 22, 2006, the Company’s Board of Directors authorized an additional share repurchase program of up to 10 million shares of the Company’s common stock in addition to the shares authorized to be repurchased pursuant to the December 16, 2004 authorization.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.
(3)	Includes 10 million shares that may be purchased under the February 22, 2006 authorization and 878,969 shares that may be repurchased under the December 16, 2004 authorization (assuming a share price of $35.54, the closing price on December 31, 2006.)

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The figures assume all dividends have been reinvested, and assume an initial investment of $100 on December 31, 2001. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

*	Fiscal Year Ended December 31

	Base Period Dec 01	Years Ending
Company Name / Index		Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
RR Donnelley	100	76.15	110.10	133.14	133.01	142.54
Standard & Poor’s 500	100	77.90	100.25	111.15	116.61	135.03
Peer Group	100	95.22	113.39	119.26	106.43	117.22

Below are the specific companies included in the peer group and the class of stock used if not common stock.

Peer Group Companies

BANTA CORP

BOWNE & CO INC

DELUXE CORP

DOW JONES & CO INC

EW SCRIPPS—CL A

GANNETT CO

HARLAND (JOHN H.) CO

JOURNAL COMMUNICATIONS INC

KNIGHT-RIDDER INC
(Incl thru 2005. Acq’d by McClatchy 7/2006)

LEE ENTERPRISES INC

MCCLATCHY CO—CL A

MCGRAW-HILL COMPANIES

MEDIA GENERAL—CL A

MEREDITH CORP

NEW YORK TIMES CO—CL A

PLAYBOY ENTERPRISES—CL B

QUEBECOR WORLD INC—SUB VTG

READERS DIGEST ASSN

REUTERS GROUP PLC—ADR

SCHOLASTIC CORP

SUN-TIMES MEDIA GROUP INC

TRIBUNE CO

WASHINGTON POST—CL B

WILEY (JOHN) & SONS—CL A

Because our services and customers are so diverse, the Company does not believe that any single published industry index is appropriate for comparing stockholder return. Therefore, the peer group used in the performance graph combines two industry groups identified by Value Line Publishing, Inc., the publishing group (including printing companies) and the newspaper group. The Company itself has been excluded, and its contributions to the indices cited have been subtracted out. Changes in the peer group from year to year result from companies being added to or deleted from the Value Line publishing group or newspaper group.

OTHER INFORMATION

On February 22, 2007, the Human Resources Committee of the Board of Directors, taking into consideration the Company’s key business goals for 2006 including earnings per share and certain non-financial goals set for each named executive officer, approved bonus payments under the Company’s Management By Objective Plan, a sub-plan of the Company's stockholder approved 2004 Performance Incentive Plan to be paid in February 2007 for the following named executive officers: Mr. Mark A. Angelson, Chief Executive Officer, $4,250,000; Mr. John R. Paloian, Group President RR Donnelley Global Print Solutions, $1,000,000 and Mr. Thomas J. Quinlan, Group President, RR Donnelley Global Services and Chief Financial Officer, $1,020,000.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per-share data)

	2006	2005	2004	2003	2002
Net sales(1)	$9,316.6	$8,430.2	7,156.4	$4,182.6	$4,247.2
Net earnings from continuing operations(1)*	402.6	95.6	264.9	188.5	136.8
Net earnings from continuing operations per diluted share(1)*	1.84	0.44	1.30	1.65	1.19
Income (loss) from discontinued operations, net of tax	(2.0)	41.5	(80.0)	(12.0)	5.4
Net earnings*	400.6	137.1	178.3	176.5	142.2
Net earnings per diluted share*	1.83	0.63	0.88	1.54	1.24
Total assets	9,635.8	9,373.7	8,553.7	3,203.3	3,203.6
Long-term debt	2,358.6	2,365.4	1,581.2	750.4	752.9
Cash dividends per common share	1.04	1.04	1.04	1.02	0.98

(1)	Reflects results of acquisitions from the relevant acquisition dates and excludes results of discontinued operations.

*	Includes the following significant items affecting comparability:

•

For 2006: net restructuring and impairment charges of $206.1 million, a write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million, and a tax benefit from the realization of a deferred tax asset of $23.5 million;

•	For 2005: net restructuring and impairment charges of $419.8 million, acquisition-related charges of $8.3 million;

•

For 2004: net restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, a tax benefit of $37.6 million, see Note 12, Income Taxes, to the consolidated financial statements, a write-down of investments in affordable housing of $14.4 million and a cumulative effect of change in accounting principle of $6.6 million net of tax;

•

For 2003: net restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million; see Note 12, Income Taxes, to the consolidated financial statements; and

•

For 2002: net restructuring and impairment charges of $87.4 million, tax benefit from a settlement with the IRS on corporate-owned life insurance (“COLI”) of $30.0 million and gain on sale of businesses and investments of $6.4 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of RR Donnelley’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Annual Report on Form 10-K.

Business

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,”, “us,” and “our”) is the world’s premier full-service provider of print and related services, including business process outsourcing. Founded more than 140 years ago, the Company provides solutions in commercial printing, direct mail, financial printing, print fulfillment, labels, forms, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

During the fourth quarter of 2006, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. In addition, the Company renamed its segments to better reflect the products and services associated with the businesses that comprise each segment. The revised reporting structure includes two segments: “Global Print Solutions” and “Global Services.” Prior to the fourth quarter of 2006, the Company’s structure included three segments: “Publishing and Retail Services,” “Integrated Print Communications” and “Forms and Labels.” In addition, certain general, administrative and unallocated costs are separately presented as “Corporate.”

Global Print Solutions offers its customers a broad range of printed products and related services, such as magazines, catalogs, retail inserts, books, directories, direct mail, logistics and other value-added services. Global Services serves the business process outsourcing sector by providing transactional print and mail services, data and print management, and document production and marketing support services. Additionally, this segment designs and manufactures paper-based forms, labels and printed office products, and provides print-related services including premedia, print-on-demand and kitting services, from facilities located in North America and Latin America. The Latin America business also prints magazines, catalogs and books.

Executive Overview

2006 FINANCIAL PERFORMANCE

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the year ended December 31, 2006, from the year ended December 31, 2005, were due primarily to the following (in millions, except per share data):

	Income from continuing operations	Operating margin	Net earnings	Net earnings per diluted share
For the year ended December 31, 2005	$450.4	5.3%	$137.1	$0.63

2006 restructuring and impairment charges—net	(206.1)	(2.2%)	(172.9)	(0.79)
2005 restructuring and impairment charges—net	419.8	5.0%	395.6	1.83
2005 integration charges	8.3	0.1%	5.2	0.02
Write-down of affordable housing investments	—	—	(10.1)	(0.05)
Gain on sale of investments	—	—	4.1	0.02
Income tax adjustments	—	—	23.5	0.11
Discontinued operations	—	—	(43.5)	(0.20)
Operations	78.3	—	61.6	0.26

For the year ended December 31, 2006	$750.7	8.1%	$400.6	$1.83

2006 restructuring and impairment charges—net: included $110.0 million of non-cash charge for impairment of goodwill related to the Global Document Solutions business; pretax charges of $54.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $11.1 million of other restructuring costs, primarily lease termination costs; and $30.9 million of impairment charges of which $26.3 million reflects the write-down of the Astron trade name intangible asset.

2005 restructuring and impairment charges—net: included $362.3 million of non-cash charges for impairment of goodwill and identifiable intangible assets in the North America forms and labels business; $15.9 million for employee termination costs primarily associated with restructuring actions related to the Moore Wallace acquisition and other actions to restructure operations; $33.8 million of other restructuring costs, including lease termination costs associated with the relocation of the Company’s corporate headquarters, and $7.8 million of impairment of long-lived assets.

2005 integration charges: included $8.3 million of post-acquisition integration charges related to the Moore Wallace acquisition.

Write-down of affordable housing investments: Investment and other income (expense) included a $16.9 million ($10.1 million after tax) write-down of the Company’s investment in affordable housing in 2006.

Gain on sale of investments: Investment and other income (expense) included a $7.0 million capital gain ($4.1 million after tax) on the sale of certain investment property in 2006.

Income tax adjustments: reflects a $23.5 million benefit from the realization of a deferred tax asset.

Discontinued operations: included a net loss of $2.0 million, primarily for the lease termination costs associated with a subtenant bankruptcy, for the twelve months ended December 31, 2006 and net income of $41.5 million for the twelve months ended December 31, 2005 which is primarily due to the gain on the sale of Peak Technologies. Peak was sold on December 22, 2005.

Operations: reflects improved operating income in the Global Print Solutions segment primarily due to increased volume and improved productivity partially offset by higher competitive prices. This net increase is partially offset by slightly lower operating income in the Global Services segment and higher interest expense of $28.3 million due to the issuance of approximately $1.0 billion of debt in May 2005 related to the acquisition of Astron and an increase in short-term borrowings in April 2006 related to the acquisition of OfficeTiger. See further details in the review of operating results by segment that follows below.

Successes

The strong 2006 financial results reflect net sales increases driven by acquisitions, new customer wins, in part enabled by the Company’s reinvestment program, and expansion of business with current customers. In addition, the Company was able to pass on to customers the majority of continuing increases in paper prices. The net sales gains came despite the continuing impact of competitive price pressure in most industry segments. Sales growth was particularly strong in the international markets: Europe, Asia, and Latin America. The financial print and commercial businesses also experienced significant revenue growth.

In addition, the Company achieved productivity gains that largely offset the impact of lower prices, higher energy costs and other inflationary cost increases. These productivity gains reflect the impact of restructuring actions, improved manufacturing efficiencies and procurement savings. Combined with the simplified organizational structure, the impact of changes in business mix and leverage from increased volume and cross-sell initiatives, these productivity improvements are expected to enable the Company to maintain its operating margins despite the challenging price and cost environment.

The acquisition of OfficeTiger in April 2006 was a further extension of the Company into the higher-growth business process outsourcing sector. The acquisition and integration of OfficeTiger enabled the Company further to expand its service offerings to customers in both the U.S. and Europe.

Challenges

In the fourth quarter, the Company ceased using the Astron trade name and the business was renamed RR Donnelley Global Document Solutions. As a result, the Company recorded a non-cash charge of $26.3 million for impairment of the related intangible asset. Global Document Solutions sales for 2006 were below its pro forma net sales for 2005. The lower sales were a result of loss of volume and lower prices on significant customers, primarily in the transactional print and mail business. In the fourth quarter of 2006, the Company recorded a non-cash charge for impairment of goodwill of $110.0 million to reflect a reduction in the fair value of this business based on lower near-term profit expectations. In 2006, this business took important steps to reduce costs by closing plants and rationalizing its product and service offerings. Management has developed additional improvement plans to strengthen the sales force, capitalize on large new business opportunities, strengthen strategic partnerships with complementary service providers and re-brand the business as RR Donnelley Global Document Solutions. Management believes that these actions will result in strong top-line growth for the Global Document Solutions business in 2007, with improved profitability following in future years.

Effective in the fourth quarter of 2006, the Company’s statement outsourcing business (formerly business communications services) was combined with the North American forms and labels business to create one business unit, forms, labels and statement printing. Net sales for the statement outsourcing business declined in 2006 compared to 2005, due to customer losses, in part due to customer consolidation, and volume declines. The loss of these customers is expected to result in further volume declines in 2007. Management has implemented cost controls partially to offset the impact of these declines and a refocused sales effort is in place to regain momentum in this industry segment.

Overall, the North American forms and labels business continues to face difficult industry conditions due to continued electronic substitution and intense price competition related to excess industry capacity. Effective in the first quarter of 2006, the Canadian forms and labels business was combined with the Canadian statement outsourcing and logistics businesses, and the combined Canadian business is included in the Global Services segment. Overall, the forms and labels business experienced a decrease in net sales compared to 2005. This decrease reflected the competitive price environment and volume declines in the forms business, partially offset by growth in the labels business.

OUTLOOK

Vision and Strategy

RR Donnelley’s vision is to be the world’s premier printing and print-related services company by providing our customers with the highest quality products and services.

The Company’s strategy is focused on maximizing long-term shareholder value by driving profitable growth, a continued focus on productivity, and acquiring and integrating complementary businesses. To increase shareholder value, the Company pursues three major strategic objectives. These objectives are summarized below, along with more specific areas of focus.

Strategic Objective	Focus Areas	2007 Priorities
Profitable growth	—Targeted capital investments —Accelerate cross-selling —Focus on higher growth sectors	—Capture segment share —Integrated sales approach —Leverage existing platform and relationships —Implement large outsourcing wins

Productivity	—Disciplined cost management —Productivity-focused investment plans —Streamline / standardize processes	—Leverage scale to optimize procurement —Streamline sales and operations —Leverage offshore capabilities

Targeted mergers and acquisitions	—Extend capabilities and service offerings —Utilize strong balance sheet —Disciplined due diligence and financial analysis	—Integrate recent acquisitions —Capture synergies —Reduce debt

To generate profitable growth, the Company will continue to make targeted capital investments to support new business, accelerate cross-selling to leverage the Company’s broad customer relationships and increase the Company’s focus on higher growth sectors such as digital print and business process outsourcing. The Company has made significant investments directed at improving the competitiveness of the Company’s manufacturing platform. In addition to supporting growth, this investment has enhanced the platform through new technology that better meets customer needs and improves operating efficiency. The Company’s platform provides differentiated solutions for its customers through its broad range of complementary print-related services, strong logistics capabilities, technology leadership, management experience and customer relationships.

Management believes productivity improvement and cost reduction are critical to the Company’s competitiveness while enhancing the value the Company delivers to its customers. The Company has implemented strategic initiatives to reduce its overall cost structure and improve operating efficiency including the restructuring, reorganization and integration of operations, the expansion of internal cross-selling and streamlining of administrative and support activities.

Targeted acquisitions are another important component of the Company’s strategy to extend its capabilities and its industry leadership. The Company’s previously announced acquisitions of Banta and Perry Judd’s and its planned acquisition of Von Hoffmann are expected to offer customers greater capacity and flexibility, and further secure the Company’s position as a leader in the industry. The Company is focused on successfully integrating these acquisitions. The acquisition of Banta is expected to drive significant cost savings and additional capacity in 2007 while the Perry Judd’s and Von Hoffmann acquisitions are expected to reduce future capacity needs.

The Company uses several key indicators to gauge progress towards achieving these objectives. These indicators include net sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while maintaining operating margins. Combined with working capital management, this growth is expected to drive increases in cash flow from operations.

Industry Environment

The Company faces many challenges and risks operating globally in highly competitive markets. Item 1A, Risk Factors, discusses many of these issues, but the Company’s strategy is primarily focused on meeting the challenges of industry-wide price competition and the advancement of technology.

Overcapacity and pricing environment

The print and related services industry in general continues to have excess capacity and remains highly competitive. Across the Company’s business segments, many competitors rely on price as a key competitive lever. Management expects that prices for the Company’s products and services will therefore continue to be a focal point for customers in coming years. In this environment, the Company believes it needs to continue to lower its cost structure and extend into higher-value service offerings. While the industry environment has been difficult for a number of years, the Company has demonstrated its ability to maintain and enhance margins through productivity and by offering higher-value products and services.

Technology

Technological changes, such as the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand, and internet technologies continue to impact the market for the Company’s products and services. As a substitute for print, the impact of these technologies has been felt most strongly in the forms and labels and statement outsourcing business, as electronic communication and transaction technology has eliminated or devalued the role of many traditional paper forms. These factors contributed to the $362.3 million non-cash impairment charge for the North American forms and labels business in 2005. The future impact of technology on the Company’s business is difficult to predict and could result in additional charges in the future.

While new technologies present significant challenges to certain of the Company’s traditional businesses, management believes that the Company is a leader in key technologies that, as customers continue to shift towards customized and higher-valued-added print, will be valuable sources of industry growth. These technologies include digital content management and premedia services, digital print for personalization and print-on-demand, and low-cost document process management. In addition, the ability to offer compliance assurance and secure environments for print are increasingly important to customers. The Company continues to focus more of its growth investments in digital technologies in order to capitalize on these opportunities.

Company Outlook

Global Print Solutions net sales are expected to increase, mostly driven by the Banta and Perry Judd’s acquisitions. The Company expects the catalog and magazine sectors to remain competitive and the overall pricing environment, particularly in the long-run business, to be more challenging. Net sales in the directories business are expected to decline in 2007 due to price reductions on contract renewals, timing of new contracts and the wind down of lost business. Volume growth is expected to offset, or exceed the impact of price deterioration in the Asia, logistics, direct mail, book and commercial businesses. The commercial print and direct mail businesses are expected to have sales growth in 2007 due to favorable trends in digital print driven by shorter-runs and quicker turnaround time. Strong continued growth in the export book sales and volume increases for telecommunications and technology customers are anticipated in Asia. The Company expects to offset price pressure through productivity initiatives including reduced maintenance expenses, cross-selling across the Company’s platform and by leveraging unique operational scale to optimize customer distribution costs. In addition, the Company expects to eliminate duplicative costs resulting from the Banta and Perry Judd’s acquisitions and its planned acquisition of Von Hoffmann over the course of 2007.

Sales in the Global Services segment in 2007 are expected to increase moderately, with growth in financial print volume from international capital markets and domestic compliance work and new business wins in Global Document Solutions. In addition, the U.S. labels business and Canadian operations are expected to see further net sales increases from targeted new wins and 2006 cross-sell success. Growth from existing customers is expected to result in net sales growth at OfficeTiger despite the loss of one major customer. Volume declines and lower pricing are expected to continue into 2007 for the statement outsourcing business. Additionally, the U.S. forms business is expected to experience continued price pressure due to overcapacity and electronic substitution. Management remains focused on improving sales performance and reducing operating costs in the statement outsourcing and forms and labels business.

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

Revenue Recognition

The Company recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title and risk of loss. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company receives a logistics and warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectibility. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Billings for third-party shipping and handling costs are included in net sales.

Revenue from services is recognized as services are performed. Long-term contract revenue is recognized based on the completed contract method or percentage of completion method. The percentage of completion method is used only for contracts that will take longer than three months to complete, where project stages are clearly defined and can be invoiced and where the contract contains enforceable rights by both parties. Revenue related to short-term service contracts and contracts that do not meet the percentage of completion criteria is recognized when the contract is completed.

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

Inventories

The Company records inventories at the lower of cost or market values. Most of the Company’s inventories are valued under the last-in first-out (LIFO) basis. Changes in inflation indices may cause an increase or decrease in the value of inventories accounted for under the LIFO costing method. The Company maintains inventory allowances for excess and obsolete inventories determined in part by future demand forecasts. If there were to be a sudden and significant decrease in demand for its products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, the Company could be required to increase its inventory allowances.

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third-party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its organization structure, the Company has identified fourteen reporting units for which cash flows are determinable and to which goodwill is allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. When the Company’s organization structure changes, new or revised reporting units may be identified, and goodwill is reallocated, if necessary, based on relative excess fair value.

The Company performs goodwill impairment tests on an annual basis as of October 31, or more frequently in certain circumstances. The Company compares the fair value of each reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations. In 2006, the Company recorded a non-cash charge of $110.0 million to reflect impairment of goodwill in the

Global Document Solutions reporting unit. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to assist the Company in its determination of the fair value of the unit, in part based on estimates of future net sales, operating margin and cash flows developed by management. In order to determine the amount of goodwill impairment, the Company also used the third-party appraisal firm to assist the Company in its determination of the value of significant intangible long-lived assets of the reporting unit.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

All of the Company’s goodwill and long-lived asset impairment assessments are based on established fair value techniques, including discounted cash flow analysis. These analyses require management to estimate both future cash flows and an appropriate discount rate to reflect the risk inherent in the current business model. The assumptions supporting valuation models, including discount rates, are determined using the best estimates as of the date of the impairment review. These estimates are subject to significant uncertainty, and differences in actual future results may require further impairment charges, which may be significant.

Certain investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for the Company’s share of any declines in the fair value of the underlying properties that are deemed to be other than temporary. The Company’s basis for determining fair value of the underlying properties requires applying management’s judgment using a significant number of estimates. Management derives its estimates of fair value using remaining future tax credits and tax deductions to be realized and expected residual values upon sale or disposition of the Company’s ownership interests. Because most of the tax credits from these investments were received in prior periods, the current values of these investments are primarily attributable to residual values, which are inherently more uncertain. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships and include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. Should these assumptions differ from actual results in the future, the Company might be required to further write down its carrying value of these investments. In 2006, the Company recorded a write-down of investments in affordable housing of $16.9 million.

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

The Company purchases third-party insurance for workers’ compensation, automobile and general liability claims that exceed a certain level. The Company is responsible for the payment of claims below these insured limits, and consulting actuaries are utilized to estimate the obligation associated with incurred losses, which is recorded in accrued liabilities. Historical loss development factors for both the company and the industry are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claims experience and settlement. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required.

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

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. On December 31, 2006, the Company adopted the recognition and disclosure provisions of statement No. 158,

“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The effect of adopting SFAS 158 on the Company’s financial position at December 31, 2006 has been included in the accompanying consolidated financial statements. The pension and postretirement obligations are measured as of September 30 for all years presented. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date.

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

The expected return on plan assets assumption at September 30, 2006 ranged from 8.0% to 8.5% for the Company’s major U.S. and Canadian pension plans and was 8.0% for the Company’s funded U.S. postretirement medical benefit plans. The discount rates used at September 30, 2006 to measure pension and postretirement benefit obligations of the major U.S. and Canadian plans ranged from 5.0% to 6.0%. A one percentage point decrease in the discount rates at September 30, 2006 would increase the pension plans’ accumulated benefit obligation and projected benefit obligation by approximately $370.2 million and $382.3 million, respectively.

The Company also maintains several pension plans in international locations. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates, and plan participant profiles.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At September 30, 2006, the current weighted average health care trend rate assumption was 8.9% for pre-age 65 participants and 9.1% for post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 6.0%.

A one percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$11.0
Total postretirement benefit service and interest cost components	0.9

A one percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(9.6)
Total postretirement benefit service and interest cost components net	(0.8)

Off-Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, the Company does not have off-balance sheet arrangements, financings, or special purpose entities.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes that begin on page F-1.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

The following table shows net sales and income (loss) from continuing operations for each of the Company’s reportable segments. A complete description of the Company’s reportable segments is included in Item 1, “Business.”

	Net Sales (1)		Income (Loss) from Continuing Operations (1)
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
	(in millions)
Global Print Solutions	$5,727.2	$5,277.5	$827.3	$719.4
Global Services	3,589.4	3,152.7	140.6	(65.5)

Total operating segments	9,316.6	8,430.2	967.9	653.9
Corporate	—	—	(217.2)	(203.5)

Total continuing operations	$9,316.6	$8,430.2	$750.7	$450.4

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the year ended December 31, 2006 increased $886.4 million, or 10.5%, to $9,316.6 million versus the prior year. Of this increase, slightly more than half was due to acquisitions, most significantly Astron and Office Tiger. The increase in net sales was also driven by volume growth across all lines of business in the Global Print Solutions segment and in the financial print, Latin American, and Canadian operations within the Global Services segment, partially offset by the continuing impact of competitive price pressures in most industry sectors.

Income from continuing operations for the year ended December 31, 2006 was $750.7 million compared to $450.4 million for the year ended December 31, 2005. The increase was primarily driven by a reduction in restructuring and impairment charges of $213.7 million. In addition, other drivers include the increase in net sales, productivity improvements, and the benefits of restructuring activities, partially offset by increased depreciation and amortization expense and higher selling and administrative expenses primarily due to acquisitions.

Cost of sales (exclusive of depreciation and amortization) increased $708.6 million to $6,798.9 million for the year ended December 31, 2006 versus the prior year primarily due to acquisitions, increased volume and higher paper prices. In addition, the Company revised its allocation of benefits expenses in the first quarter of 2006, which resulted in an increase to cost of sales relative to the first quarter of 2005. This increase in benefits cost was completely offset by a decrease in benefits cost allocated to selling, general and administrative expenses. Cost of sales as a percentage of consolidated net sales increased from 72.2% to 73.0% due to the reallocation of benefits expenses, continuing price competition in most markets, higher energy costs and the impact of higher paper prices partially offset by cost reductions achieved through restructuring activities.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $52.9 million to $1,097.6 million for the year ended December 31, 2006 versus the prior year primarily due to acquisitions and other net sales increases, partially offset by the change in the allocation of benefits expenses described above. Other items impacting this comparison included an increase in employee benefit costs and bad debt expense in 2006, partially offset by cost reductions due to productivity efforts and restructuring. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.8% in 2006 from 12.4% in 2005.

For the year ended December 31, 2006, the Company recorded a net restructuring and impairment provision of $206.1 million, compared to $419.8 million in 2005. In 2006, these charges included $110.0 million for the impairment of goodwill for the Global Document Solutions business within the Global Services segment and $30.9 million for impairment of assets, of which $26.3 million reflects the write-down of the Astron trade name intangible asset. In addition, these charges included $54.1 million for workforce reductions of 1,396 employees (1,182 of whom were terminated as of December 31, 2006), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities and $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities. For the year ended December 31, 2005, the charges included $362.3 million for the impairment of goodwill and identifiable intangible assets for the North America forms and labels business within the Global Services segment; $15.7 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago; $15.9 million related to workforce reductions of 500 employees (all of whom were terminated as of December 31, 2006); and other costs incurred to restructure operations within the business segments. Management expects that restructuring activities will continue in 2007 as the Company continues to streamline its manufacturing, sales and administrative operations.

Payments on certain lease obligations associated with various restructuring plans are scheduled to continue until 2011. The Company anticipates that payments associated with employee terminations relating to existing restructuring actions will be substantially completed by the end of 2007.

Depreciation and amortization increased $38.3 million to $463.3 million for the year ended December 31, 2006 compared to 2005, primarily due to acquisitions. Depreciation and amortization included $73.2 million and $58.3 million of amortization of purchased intangibles related to customer relationships, trade names, patents and covenants not to compete for the year ended December 31, 2006 and 2005, respectively.

Net interest expense increased by $28.3 million to $139.0 million for the year ended December 31, 2006 versus 2005 due to the issuance of approximately $1.0 billion of debt in May 2005 related to the acquisition of Astron and the increase in short-term borrowings in April 2006 related to the acquisition of OfficeTiger.

Net investment and other expense for the year ended December 31, 2006 was $10.4 million versus $7.9 million in 2005. Included in net investment and other expense were charges of $18.4 million (including an impairment charge of $16.9 million) and $8.1 million for the year ended December 31, 2006 and 2005, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. In addition, during the year ended December 31, 2006, the Company recorded a gain of $7.0 million on the sale of certain investment property.

The effective income tax rate for the year ended December 31, 2006 was 32.6%. For the year ended December 31, 2005, the effective income tax rate was 71.5%, primarily reflecting the charge for impairment of goodwill of $353.6 million, for which the Company did not record any tax benefit. The decrease in the effective rate in 2006 also reflects the impact of a $23.5 million benefit from the realization of a U.S. deferred tax asset and the reversal of reserves for tax contingencies of $27.3 million.

Earnings from continuing operations for the year ended December 31, 2006 was $402.6 million, or $1.84 per diluted share, compared to $95.6 million or $0.44 per diluted share, for the year ended December 31, 2005. In addition to the factors discussed above, the per-share results reflect an increase in weighted average diluted shares outstanding of 2.2 million shares primarily due to the vesting and issuance of share-based compensation and additional awards during the year.

The net loss from discontinued operations for the year ended December 31, 2006 of $2.0 million primarily reflected costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business. Net income from discontinued operations for the year ended December 31, 2005 was $41.5 million, primarily related to the Peak Technologies business (“Peak”). Net income from discontinued operations for the year ended December 31, 2005 included a net gain of $55.2 million on the sale of Peak, including pre-tax impairment charges of $36.6 million and tax benefits of $93.5 million.

Global Print Solutions

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Print Solutions segment:

	Year Ended December 31,
	2006	2005
	(in millions)
Net sales	$5,727.2	$5,277.5
Income from continuing operations	827.3	719.4
Operating Margin	14.4%	13.6%
Items impacting comparability:
Restructuring and impairment charges—net	12.1	15.5

Net sales for the Global Print Solutions segment for the year ended December 31, 2006 were $5,727.2 million, an increase of $449.7 million, or 8.5%, compared to 2005. Of this increase, approximately 30% was due to the acquisitions of Asia Printers’ book business, Charlestown, Poligrafia and Spencer. The remaining increase resulted from volume increases across all businesses in the segment and higher paper prices passed on to customers, partially offset by downward price pressures. Magazine, catalog and retail net sales increased, driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, the increased net sales were primarily driven by additional volume from telecommunications and technology customers partially offset by declines in the juvenile sector and lower prices on major customer contract renewals. Net sales for the directories business also increased, primarily reflecting higher volume from most major customers, partially offset by price declines on major contract renewals. Logistics net sales increased primarily due to volume growth across most service lines. Net sales in the direct mail business grew as increased long-run marketing programs for financial and not-for-profit markets more than offset revenue decreases related to prior-year facility closures and customer losses. Short-run commercial print net sales were up considerably from 2005 driven by volume growth across most regions, primarily from large corporate customers. In Europe, the increase in net sales reflected the Poligrafia acquisition, higher volume for telecommunication and technology and increases in directory, magazine and retail volume. In Asia, the Company’s net sales improvement was driven by strong gains in book production for the U.S. market, both from the Asia Printers acquisition and organic growth.

Global Print Solutions’ income from continuing operations increased $107.9 million driven by higher volume and improved productivity, partially offset by the impact of competitive price pressures, inflationary increases in wages, benefits and other costs, and higher energy costs. Operating margins in Global Print Solutions increased to 14.4% in 2006 from 13.6% in 2005.

Global Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Services segment:

	Years Ended December 31,
	2006	2005
	(in millions)
Net sales	$3,589.4	$3,152.7
Income from continuing operations	140.6	(65.5)
Operating margin	3.9%	(2.1%	)
Items impacting comparability:
Restructuring and impairment charges—net	166.5	379.4

Net sales for the Global Services segment for the year ended December 31, 2006 were $3,589.4 million, an increase of $436.7 million, or 13.8%, compared to 2005. Of this increase, approximately 80% was due to the acquisitions of Astron, Office Tiger and Asia Printers’ financial print business. The remaining increase in net sales was primarily driven by volume growth in most of the segment’s businesses, partially offset by competitive price pressure. Financial print net sales increased from 2005 driven by growth in international capital markets transactions and investment company compliance services in the U.S. Net sales for Global Document Solutions declined from 2005 pro forma net sales due to loss of volume and lower prices on significant customers. Net sales in the statement outsourcing business declined in 2006 versus 2005 due to volume declines and customer losses. Overall, North America forms and labels experienced a decline in net sales as this sector continues to be adversely affected by electronic substitution and intense price competition related to excess industry capacity. Canadian net sales, which includes forms and labels, statement outsourcing, logistics and commercial print net sales, increased from 2005 due to volume growth across all businesses. Net sales increased in Latin America, primarily driven by book and commercial print volume growth. Digital solutions net sales increased slightly as a result of increased volume and work for new customers.

Income from continuing operations increased $206.1 million from 2005 driven by the lower restructuring and impairment charges, increased net sales and productivity improvements, partially offset by the ongoing impact of competitive price pressures. In 2006, restructuring and impairment charges included $110.0 million for the impairment of goodwill for the Global Document Solutions business and a $26.3 write-off of the Astron trade name. Operating margins increased to 3.9% in 2006 from (2.1%) in 2005.

Corporate

The following table summarizes operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2006	2005
	(in millions)
Operating expenses	$217.2	$203.5
Items impacting comparability:
Restructuring and impairment charges—net	27.5	24.9

Corporate operating expenses increased $13.7 million, primarily reflecting increases in restructuring and impairment charges, unallocated employee benefit costs and higher provision for bad debts, partially offset by cost reductions from productivity efforts and restructuring actions.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

	Income from continuing operations	Operating margin	Net earnings	Net earnings per diluted share
For the year ended December 31, 2004	$459.2	6.4%	$178.3	$0.88

2005 restructuring and impairment charges—net	(419.8)	(5.0%)	(395.6)	(1.83)
2005 integration charges	(8.3)	(0.1%)	(5.2)	(0.02)
2004 restructuring and impairment charges—net	107.4	1.5%	63.7	0.31
2004 integration charges	80.8	1.1%	47.9	0.23
Write-down of affordable housing investments	—	—	8.5	0.04
Gain on sale of investments	—	—	(13.9)	(0.07)
Income tax adjustments	—	—	(34.1)	(0.16)
Discontinued operations	—	—	121.5	0.58
Operations	231.1	1.4%	166.0	0.67

For the year ended December 31, 2005	$450.4	5.3%	$137.1	$0.63

2005 restructuring and impairment charges—net: included $362.3 million for impairment of goodwill and identifiable intangible assets related to the North American forms and labels business in the Global Services segment; $15.9 million for employee termination costs primarily associated with restructuring actions related to the Moore Wallace acquisition and other actions to restructure operations; $33.8 million of other restructuring costs, including lease termination costs associated with the relocation of the Company’s corporate headquarters; and $7.8 million of impairment of long-lived assets.

2005 integration charges: included $8.3 million of post-acquisition integration charges related to the Moore Wallace acquisition.

2004 restructuring and impairment charges—net: included $81.6 million for employee termination costs primarily associated with restructuring actions related to the Moore Wallace acquisition and other actions to restructure operations; $3.5 million of other restructuring costs, including lease termination costs associated with the relocation of the Company’s corporate headquarters; and $22.3 million of impairment of long-lived assets.

2004 integration charges: included $80.8 million of post-acquisition integration changes related to Moore Wallace acquisition.

Write-down of affordable housing investments: included a $14.4 million annual pretax ($8.5 million after tax) write-down of the Company’s investment in affordable housing in 2004.

Gain on sale of investments: included a net gain on the sale of certain investments in Latin America of $14.3 million ($13.9 million after tax) for the twelve months ended December 31, 2004.

Income tax adjustments: included $30.5 million in reversals of tax accruals for uncertain tax positions upon expiration of certain state statutory limitation periods and $7.1 million for the reversal of a non-U.S. valuation allowance, partially offset for other non-recurring charges.

Discontinued operations: included a net gain of $55.2 million in 2005 for the sale of Peak Technologies, which was sold on December 22, 2005, and a net loss of $80.0 million in 2004 which is primarily due to restructuring and impairment charges related to Momentum Logistics Inc. and a loss on the sale of package logistics.

Operations: reflects improved operating income in Global Print Solutions, partially offset by higher interest expense of $24.8 million due to the issuance of approximately $1.0 billion of debt in March 2004 and May 2005 related to the acquisitions of Moore Wallace and Astron, respectively. See further details in the review of operating results by segment that follows below.

The following table shows net sales and income (loss) from continuing operations for each of the Company’s reportable segments. A complete description of the Company’s reportable segments is included in Item 1, “Business.”

	Net Sales (1)		Income (Loss) from Continuing Operations (1)
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004
	(in millions)
Global Print Solutions	$5,277.5	$4,666.1	$719.4	$511.8
Global Services	3,152.7	2,490.3	(65.5)	173.8

Total operating segments	8,430.2	7,156.4	653.9	685.6
Corporate	—	—	(203.5)	(226.4)

Total continuing operations	$8,430.2	$7,156.4	$450.4	$459.2

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the year ended December 31, 2005 increased $1,273.8 million, or 17.8%, to $8,430.2 million versus the prior year. Of this increase, approximately 75% was due to acquisitions, most significantly Moore Wallace and Astron. In addition, the increase was driven by volume growth across all businesses in the Global Print Solutions segment. The Global Services segment net sales increased due to the impact of the Moore Wallace and Astron acquisitions offset by price and volume declines in the forms and labels business, reflecting the continuing downward trend in demand due to continued electronic substitution primarily in the forms business. Net sales also reflect the pass-through to customers of higher materials prices, offset by the continuing impact of competitive price pressures in most markets.

Income from continuing operations for the year ended December 31, 2005 was $450.4 million compared to $459.2 million for the year ended December 31, 2004. This decrease reflected restructuring and impairment charges of $419.8 million compared to $107.4 million in 2004. These charges include a non-cash charge of $362.3 million for impairment of goodwill and identifiable intangible assets related to the North America forms and labels business in the Global Services segment. The impact of these charges was mostly offset by increased earnings from acquisitions, growth in net sales, cost reductions achieved through restructuring actions, productivity efforts, procurement savings and lower acquisition-related costs (including fair-value adjustments for inventory) of $72.5 million.

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

For the year ended December 31, 2005, the Company recorded a net restructuring and impairment provision of $419.8 million, compared to $107.4 million in 2004. These charges include $362.3 million for the impairment of goodwill and identifiable intangible assets for the North America forms and labels business within the Global Services segment; $15.7 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago; $15.9 million related to workforce reductions of 500 employees (all of whom were terminated as of December 31, 2006); and other costs incurred to restructure operations within the business segments. For the year ended December 31, 2004, the charges reflected workforce reductions of 1,368 employees (all of whom were terminated as of December 31, 2006), substantially all related to the elimination of duplicative administrative functions resulting from the acquisition of Moore Wallace.

Depreciation and amortization increased $39.5 million to $425.0 million for the year ended December 31, 2005 compared to 2004, primarily due to acquisitions. Depreciation and amortization included $58.3 million and $37.1 million of amortization of purchased intangibles related to customer relationships, trade names, patents and non-compete covenants for the year ended December 31, 2005 and 2004, respectively.

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

Global Print Solutions

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Print Solutions segment:

	Year Ended December 31,
	2005	2004
	(in millions)
Net sales	$5,277.5	$4,666.1
Income from continuing operations	719.4	511.8
Operating Margin	13.6%	11.0%
Items impacting comparability:
Restructuring and impairment charges—net	15.5	49.6

Net sales for the Global Print Solutions segment for the year ended December 31, 2005 were $5,277.5 million, an increase of $611.4 million, or 13.1%, compared to 2004. Of this increase, approximately 20% was due to the Moore Wallace, Asia Printers, Charlestown, Poligrafia and Spencer acquisitions. The remaining increase resulted from strong volume increases across all businesses in the segment and higher paper prices passed on to customers, partially offset by downward price pressures. Net sales increases in the magazine, catalog and retail business were driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. In the book business, the increased net sales reflected higher consumer, education, and juvenile book volume. Consumer and juvenile volume was driven by strong performance of customers’ titles, and education volume reflected the impact of increased elementary and high school textbook volume driven by state adoption cycles. Net sales in the book business also reflected gains in the telecommunications and technology market and the impact of higher paper prices, partially offset by lower prices on major customer contract renewals. Net sales for the directories business also increased, primarily reflecting higher volume from most major customers and the impact of higher paper prices passed on to customers. Logistics net sales increased due to the Moore Wallace acquisition, strong volumes in the domestic print platform, growth in third party sales and higher fuel prices passed on to customers. Net sales in the direct mail business grew as increased long run marketing programs for financial and not-for-profit markets more than offset revenue decreases related to prior year facility closures and customer losses. In addition to the impact of the Moore Wallace acquisition, short-run commercial print net sales were up slightly from 2004 as pricing pressures nearly offset volume growth. Net sales in Europe and Asia increased sharply from 2004. In Europe, this increase reflected higher telecommunication and technology, directory, magazine and retail volume, reflecting further penetration in these markets and the acquisition of Poligrafia. In Asia, the Company’s net sales improvement was driven by strong gains in book production for the U.S. market, both from the Asia Printers acquisition and organic growth. Asian volume increases also reflected strong growth with telecommunications and technology customers.

Global Print Solutions’ income from continuing operations increased $207.6 million, including the impact of lower restructuring and impairment charges, and integration charges of $34.1 million. In addition to the net sales increase, the increase in income from continuing operations included the benefits of cost reduction actions and procurement savings, partially offset by inflationary increases in wages, benefits and energy costs. The significant growth in operating income was achieved across all of the segment’s businesses. Operating margins in Global Print Solutions increased to 13.6% in 2005 from 11.0% in 2004.

Global Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Services segment:

	Years Ended December 31,
	2005	2004
	(in millions)
Net sales	$3,152.7	$2,490.3
Income from continuing operations	(65.5)	173.8
Operating margin	(2.1%)	7.0%
Items impacting comparability:
Restructuring and impairment charges—net	379.4	38.1

Net sales for the Global Services segment for the year ended December 31, 2005 were $3,152.7 million, an increase of $662.4 million, or 26.6%, compared to 2004. Substantially all of this increase was due to the acquisitions of Moore Wallace, Astron and Asia Printers’ financial print business. The remaining increase in net sales was primarily driven by the financial print business which experienced a strong increase in net sales compared to 2004, primarily driven by volume in services to the mutual fund industry. Premedia net sales increased, also driven by higher print volumes, as well as work for new customers, offset by continuing price pressures in this sector. Excluding the impact of the Moore Wallace acquisition, both the U.S. and Canadian forms and labels businesses experienced a decline in net sales as this industry was adversely affected by electronic substitution and intense price competition related to excess industry capacity. Net sales in Latin America, including the commercial print and catalog, magazine and book businesses, increased due to higher volume and favorable foreign currency exchange rates.

Income from continuing operations decreased $239.3 million from 2004 primarily reflecting the non-cash charge for impairment of goodwill and identifiable intangible assets of $362.3 million in 2005. Offsetting the impairment charge was income due to acquisitions, financial print and premedia volume growth, benefits achieved from restructuring actions, including plant consolidations and other cost reduction initiatives. Net restructuring and impairment charges increased $341.3 million from 2004. Operating margins decreased to (2.1%) in 2005 from 7.0% in 2004.

Corporate

The following table summarizes operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2005	2004
	(in millions)
Operating expenses	$203.5	$226.4
Items impacting comparability:
Restructuring and impairment charges—net	24. 9	19.7

Corporate operating expenses decreased $22.9 million despite an increase in restructuring, impairment and integration charges of $5.0 million. In 2005, $15.7 million of the net restructuring and impairment charges were related to the consolidation and relocation of the global headquarters within Chicago. The 2005 corporate expenses reflect the inclusion of Moore Wallace for a full year compared to the prior year’s corporate expense that only included corporate expense attributable to Moore Wallace after the acquisition date. The decrease in corporate expense reflects the benefits achieved through restructuring actions and cost containment initiatives, partially offset by increased incentive compensation expenses.

RESTRUCTURING, IMPAIRMENT, AND ACQUISITION-RELATED CHARGES

During 2006, the Company recorded restructuring and impairment charges of $206.1 million. These charges included $110.0 million for the non-cash impairment of goodwill for the Global Document Solutions business within the Global Services segment; $30.9 million for impairment of assets of which $26.3 million reflects the non-cash write-down of the Astron trade name intangible asset; and $11.1 million of other restructuring costs, primarily lease termination costs. Additionally, the Company recorded $54.1 million for employee termination costs, of which, $19.1 million was for management and other staff reductions associated with the Company’s management structure realignment in the fourth quarter. This realignment will result in the elimination of approximately 275 positions and is expected to result in cost savings between $10 and $20 million in 2007.

For 2005, the Company recorded restructuring and impairment charges of $419.8 million. These charges included $362.3 million for the non-cash impairment of goodwill and identifiable intangible assets for the North American forms and labels business within the Global Services segment; $15.9 million related to employee termination costs; $33.8 million of other restructuring costs related to lease termination and relocation costs; and $7.8 million of other impairment charges.

For 2004, the Company recorded restructuring and impairment charges of $107.4 million. These charges included $81.6 million for employee termination costs substantially all of which related to the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and the reorganization of certain operational activities; $3.5 million of other restructuring costs related to lease termination costs; and $22.3 million for the impairment of long-lived assets in the Global Print Solutions and Global Services segments.

In 2007, the Company expects to realize further cost savings associated with the restructuring actions taken in 2006, primarily through reduced employee and facility costs. The Company anticipates that payments associated with lease exit costs ($9.1 million) will be substantially complete by 2011. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge and cash payments related to these lease obligations. The Company expects to identify further cost reduction opportunities within both current and newly acquired businesses, which may result in additional restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $211.4 million, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

2006 compared to 2005

Net cash provided by operating activities of continuing operations was $903.7 million for the year ended December 31, 2006, compared to net cash provided by operating activities of continuing operations of $971.5 million for the same period last year. The decrease was the result of higher cash payments for employee incentive compensation, resulting from improved financial performance in 2005 compared to 2004, and for income taxes. Payments associated with new customer contracts also increased and accounts payable increased less than in 2005 due to the timing of vendor payments. In addition, interest payments increased as a result of additional debt used to finance the Astron and OfficeTiger acquisitions. These uses of cash were partially offset by higher earnings and a smaller increase in inventories and accounts receivable.

2005 compared to 2004

Net cash provided by operating activities of continuing operations was $971.5 million for the year ended December 31, 2005, compared to net cash provided by operating activities of continuing operations of $759.4 million for the same period in 2004. The increase reflects the impact of acquisitions and improved operating results driven by volume growth and cost reduction actions.

Cash Flows From Investing Activities

2006 compared to 2005

Net cash used in investing activities of continuing operations for the year ended December 31, 2006 was $608.4 million versus net cash used in investing activities of continuing operations of $1,621.9 million for the year ended December 31, 2005. For the year ended December 31, 2006, capital expenditures were $374.3 million versus $471.0 million for the year ended December 31, 2005. The decrease reflects lower spending in the Global Print Solutions segment’s domestic platform partially offset by increased investment in expansion projects to support volume growth in the Global Print Solutions’ segment’s Asian and European businesses and capital spending at acquired businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2007 will be between $450 and $475 million. Net cash used for acquisition of businesses included $248.8 million for the acquisition of OfficeTiger, partially offset by $4.5 million in cash received for purchase price adjustments for 2005 acquisitions. Net cash used for acquisitions of businesses in 2005 was $1,194.3 million for the acquisitions of Astron, Asia Printers, Charlestown, Poligrafia, Spencer and CMCS. During the year ended December 31, 2006, the Company received $10.2 million in proceeds from the sale of various assets. During the year ended December 31, 2005, the Company received $43.4 million in proceeds from the sale of various assets.

2005 compared to 2004

Net cash used in investing activities of continuing operations for the year ended December 31, 2005 was $1,621.9 million versus net cash used in investing activities of continuing operations of $119.5 million for the year ended December 31, 2004. For the year ended December 31, 2005, capital expenditures were $471.0 million versus $265.2 million for the year ended December 31, 2004. The increase was driven primarily by investments to update the Global Print Solutions manufacturing platform and support new businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. Cash used in acquisitions of businesses, net of cash acquired, includes the acquisitions of Astron, Asia Printers, Charlestown, Poligrafia, Spencer and CMCS in 2005 compared to the net cash acquired in the 2004 all-stock acquisition of Moore Wallace. During the year ended December 31, 2005, the Company received $43.4 million in proceeds from the sale of various assets. During the year ended December 31, 2004, the Company received $37.5 million on the sale of an investment in Latin America, $36.8 million on the sale of miscellaneous assets, and $5.3 million from an eminent domain settlement with the state of Georgia.

Cash Flows From Financing Activities

2006 compared to 2005

Net cash used in financing activities of continuing operations for the year ended December 31, 2006 was $457.8 million compared to net cash provided by financing activities of continuing operations of $378.5 million in 2005. Debt reduction for the twelve months ended December 31, 2006 included $246.7 million in payments of current maturities and long-term debt and a net decrease in short-term debt of $21.6 million. The Company received proceeds of approximately $1.0 billion from the issuance of long-term debt in May 2005 in order to fund the acquisition of Astron in June 2005. During 2005, the Company purchased approximately 8.5 million shares of its common stock at a total cash cost of $270.4 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. The remaining stock purchases during that period were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards. Stock repurchases for the year ended December 31, 2006 were $1.8 million.

2005 compared to 2004

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

Cash Flows From Discontinued Operations

Net cash used in discontinued operations for 2006 was $0.2 million compared to net cash used in discontinued operations of $4.6 million in 2005, including the proceeds from the sale of Peak.

Net cash used by discontinued operations for 2005 was $4.6 million including the proceeds from the sale of Peak compared to net cash provided by discontinued operations of $115.6 million in 2004, including the sale of the package logistics business.

Other

Included in cash and cash equivalents of $211.4 million at December 31, 2006 were short-term investments in the amount of $64.3 million, which primarily consist of certificate and short-term deposits and money market funds. These investments are with institutions of sound credit rating and are highly liquid.

Dividends

Cash dividends paid to shareholders totaled $225.0 million, $223.4 million and $200.8 million in 2006, 2005 and 2004, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2007. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s board of directors. On January 11, 2007, the board of directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2007 to shareholders of record on January 26, 2007.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations:

	Payments Due In
	Total	2007	2008	2009	2010	2011	Thereafter
	(in millions)
Total debt(1)	$3,519.9	$147.3	$129.7	$521.2	$597.1	$84.6	$2,040.0
Operating leases	491.8	107.2	75.0	60.6	49.0	40.8	159.2
Other(2)	320.7	239.0	40.8	40.9	—	—	—

Total as of December 31, 2006	$4,332.4	$493.5	$245.5	$622.7	$646.1	$125.4	$2,199.2

Debt issued on January 8, 2007(3)	$1,809.8	$37.9	$73.4	$73.4	$73.4	$73.4	$1,478.1

(1)	Total debt as of December 31, 2006 includes scheduled interest payments.
(2)	Other represents contractual obligations for outsourced services ($120.4 million) and the purchase of property, plant and equipment ($174.1million) and restructuring-related severance payments ($26.2 million).
(3)	Principal and interest related to the Company’s January 8, 2007 issuance of $625.0 million of 5.625% notes due January 15, 2012 and $625.0 million of 6.125% notes due January 15, 2017.

The Company expects to pay $161.8 million in interest in 2007. In addition, the Company expects to make cash contributions of approximately $16.8 million to its pension plans and approximately $16.7 million to its postretirement benefit plans in 2007, which are not reflected above.

On February 22, 2006, the Company’s board of directors authorized a share repurchase program of up to 10 million shares of the Company’s common stock.

CAPITAL RESOURCES

As of December 31, 2006, the Company had a $1.0 billion unsecured revolving credit facility, under which there were no borrowings. On January 8, 2007, the Company entered into an agreement for a new $2.0 billion unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. The Company pays an annual commitment fee of 0.08% on the total unused portion of the Facility. On January 17, 2007, the Company entered into an agreement to increase the Company’s commercial paper program to $2.0 billion.

The Company also has $208.3 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2006, the Company had $50.5 million in outstanding letters of credit, of which $23.4 million reduced availability under the Company’s credit facilities. At December 31, 2006, approximately $1.2 billion was available under the Company’s credit facilities. As of December 31, 2006, there were no borrowings under the Company’s $1.0 billion commercial paper program.

On April 27, 2006, the Company acquired OfficeTiger for $248.8 million in cash. The Company financed this acquisition with existing cash on hand and through issuances of commercial paper that were subsequently paid off with cash generated from operations.

In November 2006, $225 million of the Company’s debt matured. The Company funded this maturity through cash from operations and issuances of commercial paper.

On January 9, 2007, the Company completed its acquisition of Banta Corporation for approximately $1.3 billion in cash, or $36.50 per share after the special dividend of $16.00 per share previously declared by Banta. On January 24, 2007, the Company acquired Perry Judd's Holdings Incorporated, a privately-owned printer of magazines and catalogs, for a purchase price of approximately $176 million. The Company primarily financed these acquisitions through the public issuance of $625.0 million of 5.625% notes due January 15, 2012 and $625.0 million of 6.125% notes due January 15, 2017.

On January 3, 2007, the Company signed a definitive agreement to acquire Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation for a purchase price of approximately $412 million. The Company expects to finance this acquisition through the issuance of commercial paper and existing cash on hand.

The Company was in compliance with its debt covenants as of December 31, 2006.

On January 3, 2007, the Company filed a new shelf registration statement with the Securities and Exchange Commission under the rules permitting “well-known seasoned issuers,” or “WKSIs”, to register an unlimited amount of securities to be issued from time to time in the future. Pursuant to the rules governing WKSI registration statements, the Company’s WKSI registration statement automatically became effective and available for use upon filing with the Securities and Exchange Commission. The Company completed its first offering from its WKSI registration statement on January 9, 2007 when the Company issued the $625.0 million of 5.625% notes due January 15, 2012 and $625.0 million of 6.125% notes due January 15, 2017 referred to above. Under this WKSI registration statement, provided the Company has necessary corporate approvals to do so, the Company may issue an unlimited amount of securities for any purpose designated by the Company, including acquisitions and refinancing existing obligations.

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed rate debt. As of December 31, 2006, substantially all of the Company’s outstanding term debt was comprised of fixed-rate debt. The Company’s acquisitions of Banta and Perry Judd’s were financed through the issuance of fixed rate debt and commercial paper in the first quarter of 2007. As a result of these transactions, the Company’s variable rate debt is expected to increase, however, the Company’s exposure to interest rate risk is expected to be minimal due to the majority of its debt being fixed rate.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2006, the aggregate notional amount of outstanding forward contracts was approximately $153.6 million. Unrealized gains and losses from these foreign currency contracts were not significant at December 31, 2006. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $948.8 million (British pound sterling (“GBP”) 520.0 million), which exchange GBP for U.S. dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. These swaps expire in 2010 ($455.0 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $273.0 million of the swaps as a hedge of a net investment of GBP denominated foreign operations. At December 31, 2006, the fair market value of these cross currency swaps of $81.8 million is included in other noncurrent liabilities.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2006, 2005 and 2004, the Company adopted various accounting standards as described in Note 21, New Accounting Pronouncements, to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 21, New Accounting Pronouncements, to the consolidated financial statements. The effect of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R,” has been included in the accompanying consolidated financial statements. See Note 11 to the consolidated financial statements for further discussion.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed rate debt. As of December 31, 2006, substantially all of the Company’s outstanding term debt was comprised of fixed-rate debt. The Company’s acquisitions of Banta and Perry Judd’s were financed through the issuance of fixed rate debt and commercial paper in the first quarter of 2007. As a result of these transactions, the Company’s variable rate debt is expected to increase, however, the Company’s exposure to interest rate risk is expected to be minimal due to the majority of its debt being fixed rate.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent revenues, expenses and other transactions are not in the local currency of the operating unit, the Company selectively enters into foreign currency forward contracts to hedge the currency risk. As of December 31, 2006 and 2005 the notional amount of the Company’s outstanding forward contracts was $153.6 million and $6.9 million, respectively.

The Company assesses market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would not have a material effect on interest income/expense, foreign currency gains and losses, and cash flows; and would change the fair values of fixed rate debt at December 31, 2006 and 2005 by approximately $84.9 million and $91.0 million, respectively.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is limited due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2006, 2005 or 2004. The Company maintains provisions for potential credit losses and any such losses to date have been within the Company’s expectations.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in its report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting that R.R. Donnelley & Sons Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2006 of the Company and our reports dated February 28, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for pension and postretirement benefits as of December 31, 2006.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “About the Continuing Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 24, 2007 (the “2007 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

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

Information regarding executive compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2007 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2006 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
(in thousands)	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	7,605.0	$31.88	2,697.8	(5)
Equity compensation plans not approved by security holders(3)	2,066.4	24.57	5,163.4

Total	9,671.4	$30.41	7,861.2

(1)

On the Moore Wallace acquisition date, stock options and units outstanding under various Moore Wallace plans, other than the Moore Wallace 2003 Long-Term Incentive Plan, (pursuant to which no subsequent awards may be made) were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2006, 860,562 shares were issuable upon the exercise of stock options with a weighted average exercise price per share of $17.07. Information regarding these awards is not included in the table.

(2)	Includes 888,358 shares issuable upon the vesting of restricted stock units and 1,380,000 shares issuable upon the vesting of performance units (assuming that maximum performance levels are achieved) issued under the Company’s 2004 Performance Incentive Plan.
(3)	Represents the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 719,391 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.
(4)	Restricted stock units and performance units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,000,000 in the aggregate, excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company, of which 1,739,037 remain available for issuance. The number of available shares assumes that, with respect to outstanding performance units, maximum performance levels will be achieved.

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

There are 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the acquisition of Moore Wallace). As of December 31, 2006, there were 719,391 restricted stock units outstanding and 5,163,430 shares available for future issuance under the 2003 LTIP. The time period during which these shares will be available for issuance will not be extended beyond the period when they would have been available under the plan absent the acquisition of Moore Wallace. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”). No awards may be granted under the 2003 LTIP to any legacy RR Donnelley or RR Donnelley subsidiary employees.

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2006, options to purchase 1,347,017 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2007 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2007.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ THOMAS J. QUINLAN, III
Thomas J. Quinlan, III Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th day of February 2007.

Signature and Title	Signature and Title

/S/ MARK A. ANGELSON	/S/ JOHN C. POPE*
Mark A. Angelson Chief Executive Officer, Director (Principal Executive Officer)	John C. Pope Director

/S/ THOMAS J. QUINLAN, III	/S/ MICHAEL T. RIORDAN*
Thomas J. Quinlan, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Michael T. Riordan Director

/S/ MILES W. MCHUGH	/S/ LIONEL H. SCHIPPER*
Miles W. McHugh Senior Vice President and Controller (Principal Accounting Officer)	Lionel H. Schipper Director

/S/ ROBERT F. CUMMINGS, JR.*	/S/ OLIVER R. SOCKWELL*
Robert F. Cummings, Jr. Director	Oliver R. Sockwell Director

/S/ JUDITH H. HAMILTON*	/S/ BIDE L. THOMAS*
Judith H. Hamilton Director	Bide L. Thomas Director

/S/ THOMAS S. JOHNSON*	/S/ NORMAN H. WESLEY*
Thomas S. Johnson Director	Norman H. Wesley Director

/S/ STEPHEN M. WOLF*
Stephen M. Wolf Chairman of the Board, Director

By:	/S/ SUZANNE S. BETTMAN
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

ITEM 15(a). INDEX	TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$9,316.6	$8,430.2	$7,156.4
Cost of sales (exclusive of depreciation and amortization shown below)	6,798.9	6,090.3	5,269.6
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,097.6	1,044.7	934.7
Restructuring and impairment charges—net (Note 4)	206.1	419.8	107.4
Depreciation and amortization	463.3	425.0	385.5

Total operating expenses	8,565.9	7,979.8	6,697.2

Income from continuing operations	750.7	450.4	459.2
Interest expense—net (Note 13)	139.0	110.7	85.9
Investment and other income (expense)—net (Note 8)	(10.4)	(7.9)	(16.5)

Earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle	601.3	331.8	356.8

Income taxes (Note 12)	196.0	237.4	92.6
Minority interest	2.7	(1.2)	(0.7)

Net earnings from continuing operations before cumulative effect of change in accounting principle	402.6	95.6	264.9
Income (loss) from discontinued operations, net of tax	(2.0)	41.5	(80.0)
Cumulative effect of change in accounting principle, net of tax	—	—	(6.6)

Net earnings	$400.6	$137.1	$178.3

Earnings per share:
Basic:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$1.86	$0.45	$1.31
Income (loss) from discontinued operations, net of tax	(0.01)	0.19	(0.40)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.03)

Net earnings	$1.85	$0.64	$0.88

Diluted:
Net earnings from continuing operations before cumulative effect of change in accounting principle	$1.84	$0.44	$1.30
Income (loss) from discontinued operations, net of tax	(0.01)	0.19	(0.39)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.03)

Net earnings	$1.83	$0.63	$0.88

Weighted average number of common shares outstanding:
Basic	216.4	215.0	202.3
Diluted	218.9	216.7	204.2

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2006	2005
ASSETS
Cash and equivalents	$211.4	$366.7
Receivables, less allowances for doubtful accounts of $79.8 in 2006 and $61.3 in 2005	1,638.6	1,529.1
Inventories (Note 6)	501.8	481.4
Prepaid expenses and other current assets	70.4	67.5
Deferred income taxes (Note 12)	94.8	177.0

Total current assets	2,517.0	2,621.7

Property, plant and equipment—net (Note 7)	2,142.3	2,138.6
Goodwill (Note 5)	2,886.8	2,750.7
Other intangible assets—net (Note 5)	1,119.8	1,094.3
Prepaid pension cost (Note 11)	638.6	514.1
Other noncurrent assets	331.3	254.3

Total assets	$9,635.8	$9,373.7

LIABILITIES
Accounts payable	$749.1	$718.1
Accrued liabilities (Note 9)	839.2	826.9
Short-term and current portion of long-term debt (Note 13)	23.5	269.1

Total current liabilities	1,611.8	1,814.1

Long-term debt (Note 13)	2,358.6	2,365.4
Postretirement benefits (Note 11)	288.0	330.6
Deferred income taxes (Note 12)	604.1	596.8
Other noncurrent liabilities	645.4	541.2
Liabilities of discontinued operations (Note 3)	3.2	1.4

Total liabilities	5,511.1	5,649.5

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value	—	—
Authorized: 2.0 shares; Issued: None
Common stock, $1.25 par value	303.7	303.7
Authorized: 500.0 shares; Issued: 243.0 shares in 2006 and 2005
Additional paid-in-capital	2,871.8	2,888.2
Retained earnings	1,615.0	1,439.4
Accumulated other comprehensive income (loss)	62.1	(90.2)
Unearned compensation	—	(44.9)
Treasury stock, at cost, 24.2 shares in 2006 (25.5 shares—2005)	(727.9)	(772.0)

Total shareholders’ equity	4,124.7	3,724.2

Total liabilities and shareholders’ equity	$9,635.8	$9,373.7

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net earnings	$400.6	$137.1	$178.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Income) loss from discontinued operations	2.0	(41.5)	80.0
Cumulative effect of change in accounting principle	—	—	6.6
Impairment charges	140.9	370.1	22.4
Depreciation and amortization	463.3	425.0	385.5
Provision for doubtful accounts receivable	29.0	24.1	25.9
Share-based compensation	34.6	42.6	15.9
Deferred taxes	34.8	(13.0)	29.8
Reversal of tax reserves	(27.3)	(6.7)	(30.5)
Loss (gain) on sale of investments and other assets—net	(0.7)	14.6	(14.7)
Other	19.7	38.0	61.0
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(86.6)	(181.7)	34.0
Inventories	(15.7)	(17.8)	32.9
Prepaid expenses and other current assets	2.6	6.2	11.1
Accounts payable	14.3	39.4	(23.2)
Accrued liabilities and other	(107.8)	135.1	(55.6)

Net cash provided by operating activities of continuing operations	903.7	971.5	759.4
Net cash (used in) provided by operating activities of discontinued operations	(0.2)	(24.0)	62.8

Net cash provided by operating activities	903.5	947.5	822.2

INVESTING ACTIVITIES
Capital expenditures	(374.3)	(471.0)	(265.2)
Acquisition of business, net of cash acquired	(244.3)	(1,194.3)	66.1
Proceeds from sale of investments and other assets	10.2	43.4	79.6

Net cash used in investing activities of continuing operations	(608.4)	(1,621.9)	(119.5)
Net cash provided by investing activities of discontinued operations	—	19.4	55.6

Net cash used in investing activities	(608.4)	(1,602.5)	(63.9)

FINANCING ACTIVITIES
Payments of current maturities and long-term debt	(246.7)	(170.1)	(958.4)
Proceeds from issuance of long-term debt	—	997.9	997.0
Net change in short-term debt	(21.6)	(15.1)	(139.7)
Issuance of common stock	37.3	66.5	119.4
Acquisition of common stock	(1.8)	(270.4)	—
Dividends paid	(225.0)	(223.4)	(200.8)
Debt issuance costs	—	(6.9)	(9.3)

Net cash (used in) provided by financing activities of continuing operations	(457.8)	378.5	(191.8)
Net cash used for financing activities of discontinued operations	—	—	(2.8)

Net cash (used in) provided by financing activities	(457.8)	378.5	(194.6)

Effect of exchange rate on cash flows and cash equivalents	7.4	1.4	17.3

Net (decrease) increase in cash and equivalents	(155.3)	(275.1)	581.0

Cash and equivalents at beginning of year	366.7	641.8	60.8

Cash and equivalents at end of year	$211.4	$366.7	$641.8

Supplemental non-cash disclosure:
Issuance of 102.1 million shares of RR Donnelley common stock for acquisition of business	$—	$—	$2,804.9
Acquisition of assets through direct financing	10.8	—	—

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2004	140.9	$176.1	$132.4	(27.2)	$(840.4)	$(2.9)	$1,641.7	$(123.7)	$983.2

Net earnings							178.3		178.3
Translation adjustments								23.0	23.0
Minimum pension liability adjustment								25.7	25.7
Unrealized gain on investment								2.8	2.8

Comprehensive income									229.8

Treasury stock activity			20.5	6.6	232.2		(82.3)		170.4
Cash dividends paid							(200.8)		(200.8)
Stock-based awards, net of amortization			7.0			(27.4)			(20.4)
Common shares issued	102.1	127.6	2,696.8						2,824.4

Balance at December 31, 2004	243.0	303.7	2,856.7	(20.6)	(608.2)	(30.3)	1,536.9	(72.2)	3,986.6

Net earnings							137.1		137.1
Translation adjustments								21.4	21.4
Minimum pension liability adjustment								2.7	2.7
Unrealized loss on investment								(4.3)	(4.3)
Change in fair value of derivatives								(37.8)	(37.8)

Comprehensive income									119.1

Treasury stock activity			9.6	(4.9)	(163.8)		(11.2)		(165.4)
Cash dividends paid							(223.4)		(223.4)
Stock-based awards, net of amortization			21.9			(14.6)			7.3

Balance at December 31, 2005	243.0	303.7	2,888.2	(25.5)	(772.0)	(44.9)	1,439.4	(90.2)	3,724.2

Net earnings							400.6		400.6
Translation adjustments								57.8	57.8
Minimum pension liability adjustment								(4.5)	(4.5)
Unrealized gain on investment								1.3	1.3
Change in fair value of derivatives								26.4	26.4

Comprehensive income									481.6

SFAS 158 transition adjustment								71.3	71.3
Treasury stock activity.				(0.5)	(14.4)				(14.4)
Cash dividends paid							(225.0)		(225.0)
Stock-based awards, net of amortization.			(16.4)	1.8	58.5	44.9			87.0

Balance at December 31, 2006	243.0	$303.7	$2,871.8	(24.2)	$(727.9)	$—	$1,615.0	$62.1	$4,124.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. These consolidated financial statements include estimates and assumptions by management that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates. The accounts of businesses acquired during 2006, 2005 and 2004 are included in the consolidated financial statements from the dates of acquisition (see Note 2). Certain prior-year amounts have been reclassified to conform to the Company’s current segment structure (see Note 19).

Nature of Operations—The Company provides a wide variety of print and print-related services including business process outsourcing. The Company also provides logistics and distribution services for its print customers and other mailers.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within shareholders’ equity while transaction gains and losses are recorded in net earnings.

Revenue Recognition—The Company recognizes revenue for the majority of its products upon shipment to the customer and the transfer of title and risk of loss. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company receives a logistics and warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectibility. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Billings for third-party shipping and handling costs are included in net sales and related costs are included in cost of sales.

Revenue from services is recognized as services are performed. Long-term contract revenue is recognized based on the completed contract method or percentage of completion method. The percentage of completion method is used only for contracts that will take longer than three months to complete, where project stages are clearly defined and can be invoiced and where the contract contains enforceable rights by both parties. Revenue related to short-term service contracts and contracts that do not meet the percentage of completion criteria is recognized when the contract is completed. For each of the years ended December 31, 2006, 2005 and 2004, revenue from services was below 10% of the Company’s consolidated net sales.

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

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

By-Product Recoveries—The Company records the sale of by-products as a reduction of cost of sales.

Cash and Equivalents—The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. No single customer comprised more than 10% of the Company’s consolidated net sales in 2006, 2005 or 2004.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 73% and 77% of the inventories at December 31, 2006 and 2005, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within net results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

The Company’s investments in certain affordable housing partnerships are included in other noncurrent assets. Based on its ownership percentages and inability to exercise significant influence, the Company accounts for its investments in affordable housing under the cost method. The Company’s share of any declines in the estimated fair value of the underlying properties that are deemed to be other than temporary is recorded as a reduction in the carrying value of the investment. The Company determines its estimates of fair value using remaining future tax credits and tax deductions to be received and expected residual values upon sale or disposition of its ownership interests. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships, which include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. In addition, the Company has other investments in affordable housing partnerships that are consolidated (See Note 8).

Property, plant and equipment—Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 40 years for buildings and from 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

Goodwill—Goodwill is reviewed annually for impairment as of October 31, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit’s fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified (see Note 4).

Amortization—Certain costs to acquire and develop internal-use computer software are amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets are recognized apart from goodwill and are amortized over their estimated useful lives, except for identifiable intangible assets with indefinite lives, which are not amortized.

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

Short-term securities, included in cash and equivalents on the consolidated balance sheet, are highly liquid and consist of investment grade instruments of governments, financial institutions and corporations.

Unless otherwise disclosed in the notes to the consolidated financial statements, the estimated fair value of financial assets and liabilities approximates carrying value.

Share-Based Compensation—The Company has share-based compensation plans as described in Note 17. On January 1, 2006, the Company adopted statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective application transition method, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight line basis over the requisite service period of the award based on their grant date fair value. The consolidated financial statements as of December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Pension and Postretirement Plans—The Company records annual income and expense amounts relating to is pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally recorded or amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. On December 31, 2006, the Company adopted the recognition and disclosure provisions of statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The effect of adopting SFAS 158 on the Company’s financial position at December 31, 2006 has been included in the accompanying consolidated financial statements. See Note 11 for further discussion.

Taxes on Income—Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company believes its tax positions are appropriate and that it has adequately provided for assessments it believes are probable and for which the amounts are reasonably estimable. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. (See Note 12.)

Comprehensive Income—Comprehensive income for the Company consists of net income, unrecognized gains and losses and prior service cost for pension and postretirement benefit plans, unrealized gains and losses on marketable securities available for sale, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires the extensive use of management’s estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, employee benefits, self-insurance reserves, taxes, restructuring and other provisions and contingencies.

Note 2. Acquisitions

2006 Acquisition

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services are closely related and complementary to the Company’s existing business process outsourcing resources. The purchase price for OfficeTiger was approximately $248.8 million, net of cash acquired of $5.6 million and including acquisition costs of $4.4 million. OfficeTiger is included in the Global Services segment.

The OfficeTiger acquisition was recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of certain tax contingencies has not been resolved. The preliminary purchase price allocation is as follows:

Accounts receivable	$20.4
Other current assets	1.5
Property, plant and equipment and other long-term assets	7.2
Amortizable intangible assets	54.4
Goodwill	199.2
Accounts payable and accrued liabilities	(16.5)
Other long-term liabilities	(4.3)
Deferred taxes—net	(13.1)

Net cash paid	$248.8

2005 Acquisitions

On June 20, 2005, the Company acquired The Astron Group Limited (“Astron”), a leader in the business process outsourcing sector, providing transactional print and mail services, data and print management, document production and marketing support services for customers primarily in the United Kingdom. Astron was acquired to extend the Company’s services in the business process outsourcing sector. Astron was acquired for approximately $954.5 million, net of $10.2 million of cash acquired and including $8.5 million in acquisition costs and the assumption of $449.4 million of Astron’s debt. On the acquisition date, $434.5 million of the assumed debt was retired. The Company ended its use of the Astron trade name in the fourth quarter of 2006 and the business was renamed RR Donnelley Global Document Solutions.

Also during 2005, the Company completed several smaller acquisitions to build on the Company’s scale advantages and extend its product offerings in key industry sectors and geographies. On July 7, 2005, the Company acquired Asia Printers Group Ltd. (“Asia Printers”), a book printer for customers in North America, Europe and Asia under the South China Printing brand and one of Hong Kong’s leading financial printers under the Roman Financial Press brand. On August 18, 2005, the Company acquired the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. On September 5, 2005, the Company acquired Poligrafia S.A. (“Poligrafia”), the third-largest printer of magazines, catalogs, retail inserts and books in Poland. On November 9, 2005, the Company acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail segments of the printing industry. On December 6, 2005, Astron acquired Critical Mail Continuity Services, Limited (“CMCS”), a UK-based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. The aggregate purchase price for these businesses was $272.4 million, net of cash acquired and including debt assumed of $23.0 million. Asia Printers (excluding Roman Financial Press), Charlestown, Poligrafia and Spencer are included in the Global Print Solutions segment. Astron, Roman Financial Press and CMCS are included in the Global Services segment.

The acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liability assumed was recorded as goodwill. Based on these valuations, the final purchase price allocations for all of the businesses acquired in 2005 is as follows:

Accounts receivable	$129.7
Inventories	42.2
Other current assets	29.4
Property, plant and equipment and other long-term assets	147.7
Amortizable intangible assets	535.6
Goodwill	680.6
Accounts payable and accrued liabilities	(181.0)
Postretirement and pension benefits and other long-term liabilities	(13.0)
Deferred taxes—net	(144.3)

Total purchase price—net of cash acquired	1,226.9
Debt assumed and not repaid	37.9

Net cash paid	$1,189.0

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

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2006 and 2005 presents the combined results of operations of the Company and OfficeTiger as if the acquisition of OfficeTiger had occurred at January 1, 2006 and 2005, respectively. The pro forma information for the year ended December 31, 2005 also reflects the acquisition of Astron, Asia Printers, Charlestown, Poligrafia and Spencer as if these acquisitions occurred on January 1, 2005.

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

	2006	2005
Net sales	$9,351.8	$8,934.9
Net earnings	397.6	132.3
Net earnings per share:
Basic	$1.84	$0.62

Diluted	$1.82	$0.61

The pro forma net earnings for 2006 and 2005 include $75.2 and $85.2 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes the following charges: acquisition-related charges for the fair market value adjustment for inventory and backlog and other transaction costs of $4.1 million for 2005; and net restructuring and impairment charges from continuing operations of $206.1 million and $419.8 million for 2006 and 2005. Also included in net earnings was net income (loss) from discontinued operations of $(2.0) million for 2006 and net income from discontinued operations of $41.5 million for 2005.

Note 3. Discontinued Operations and Divestitures

Discontinued Operations

On December 22, 2005, the Company sold its Peak Technologies business (“Peak”). On October 29, 2004, the Company sold its package logistics business. Both Peak and the package logistics business have been reported as discontinued operations for all periods presented. As of December 31, 2006 and 2005, the Company had remaining liabilities for contractual obligations related to these discontinued businesses of $3.2 million and $1.4 million, respectively. These liabilities have been classified separately in the Condensed Consolidated Balance Sheets as liabilities of discontinued operations.

Included in the net income (loss) from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004 are the following:

	2006	2005	2004
Net sales	$—	$221.2	$634.1
Income (loss) from discontinued operations, net of tax	(2.0)	41.5	(80.0)

The income (loss) from discontinued operations above included tax benefits of $1.2 million, $99.3 million and $52.9 million for 2006, 2005 and 2004, respectively.

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

During 2004, the Company shut down the operations of Momentum Logistics, Inc. Total restructuring and impairment charges related to exiting this business were $18.6 million in 2004.

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

Note 4. Restructuring and Impairment

The Company recorded net restructuring and impairment charges of $206.1 million, $419.8 million, and $107.4 million in the years ended December 31, 2006, 2005 and 2004, respectively. The charges in 2006 included $110.0 million for the impairment of goodwill in the Global Document Solutions reporting unit within the Global Services segment and $26.3 million for the write-down of the Astron trade name intangible asset. The charges in 2005 included $362.3 million for the impairment of goodwill and identifiable intangible assets in the forms, labels and statement printing reporting unit within the Global Services segment. The charges in 2004 were primarily associated with the restructuring plans related to the Moore Wallace acquisition.

The restructuring charges recorded are based on the aforementioned restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

For the years ended December 31, 2006, 2005 and 2004, the Company recorded the following net restructuring and impairment charges:

2006	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Global Print Solutions	10.2	0.4	10.6	1.5	12.1
Global Services	21.8	5.7	27.5	139.0	166.5
Corporate	22.1	5.0	27.1	0.4	27.5

	$54.1	$11.1	$65.2	$140.9	$206.1

In the fourth quarter of 2006, the Company recorded a non-cash charge of $110.0 million to reflect impairment of goodwill in the Global Document Solutions reporting unit within the Global Services segment. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to assist the Company in its determination of the fair value of the unit, in part based on estimates of future cash flows developed by management. The estimated future cash flows of this reporting unit reflect a reduction in the fair value of the business based on lower near-term profit expectations as a result of lower sales driven by loss of volume and lower prices on significant customers, primarily in the transactional print and mail business. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. The Company also used the third-party appraisal firm to assist the Company in its determination of the value of the significant tangible and intangible long-lived assets of the reporting unit as part of this impairment calculation.

For the year ended December 31, 2006, the Company also recorded $30.9 million for impairment of assets, of which $26.3 million reflects the write-down of the Astron trade name intangible asset. In addition, charges of $54.1 million for workforce reductions of 1,396 employees (1,182 of whom were terminated as of December 31, 2006), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities and $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities were recorded for the year ended December 31, 2006.

2005	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Global Print Solutions	$6.6	$5.6	$12.2	$3.3	$15.5
Global Services	7.1	7.2	14.3	365.1	379.4
Corporate	2.2	21.0	23.2	1.7	24.9

	$15.9	$33.8	$49.7	$370.1	$419.8

In the fourth quarter of 2005, the Company recorded a non-cash charge of $362.3 million to reflect impairment of goodwill and indefinite-lived trade names in the forms, labels and statement printing reporting unit within the Global Services segment. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to determine the fair value of the unit, in part based on estimates of future cash flows developed by management. The forms and labels business confronted difficult market trends due to continued electronic substitution of forms and a declining pricing environment, and 2005 results for this business were below expectations. The estimated future cash flows for this reporting unit reflect forward revenue and margin expectations for the forms and labels business consistent with current trends. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. The Company also used the third-party appraisal firm to value the significant tangible and intangible long-lived assets of the reporting unit as part of this impairment calculation.

For the year ended December 31, 2005, the restructuring charge for employee terminations relates to workforce reductions of 500 employees, all of whom were terminated as of December 31, 2006. These workforce reductions are primarily associated with the continuation of 2004 restructuring plans related to the Moore Wallace acquisition and other actions to restructure operations in the business segments. Other charges primarily relate to lease termination charges of $27.9 million mainly associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of a logistics facility in the Global Print Solutions segment and the exiting of a European financial print facility in the Global Services segment. Additional restructuring charges of $5.9 million included employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans and other actions to restructure certain operational activities.

2004	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
Global Print Solutions	$32.7	$1.5	$34.2	$15.4	$49.6
Global Services	29.7	1.5	31.2	6.9	38.1
Corporate	19.2	0.5	19.7	—	19.7

	$81.6	$3.5	$85.1	$22.3	$107.4

For 2004, the Company recorded restructuring charges for workforce reductions (approximately 1,368 employees), all of whom were terminated as of December 31, 2005. This workforce reduction relates to the elimination of duplicative administrative functions resulting from the Moore Wallace acquisition and the reorganization of certain operational activities. Other restructuring charges for 2004 primarily relate to lease exit costs. For 2004, the Company recorded impairment charges of $22.3 million. The impairment charges included $14.0 million for the abandonment of certain Global Print Solutions related enterprise software projects and other assets and $2.1 million for the write-down of a Global Print Solutions customer contract. Additional impairment charges of $6.2 million related to software and other assets in the Global Services segment.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2006 and 2005, the Company recorded $0.8 million and $0.5 million, respectively of restructuring costs related to employee terminations and other costs in connection with the acquisitions of OfficeTiger, Astron, Poligrafia, Asia Printers and Spencer Press.

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

Reconciliation of Restructuring Liability

The Company initiated various restructuring actions in 2006, 2005, 2004 and prior years for which restructuring liabilities remain. The reconciliation of the total restructuring liability, including those capitalized as a cost of acquisitions, as of December 31, 2006 is as follows:

		Restructuring Costs, Net
	Balance at January 1, 2006	Charged to Results of Operations	Capitalized as a Cost of Acquisition	Cash Paid	Balance at December 31, 2006
Employee terminations	$14.6	$54.1	$0.3	$42.8	$26.2
Other	21.2	11.1	0.5	23.7	9.1

	$35.8	$65.2	0.8	66.5	$35.3

The Company anticipates that payments associated with employee terminations will be substantially completed by the end of 2007.

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

Note 5. Goodwill and Other Intangible Assets

Goodwill at December 31, 2006 and 2005 was as follows:

	Book Value at January 1, 2006	Acquisitions	Foreign Exchange and Other Adjustments	Impairment Charge	Net Book Value at December 31, 2006
Global Print Solutions	$577.9	$—	$(2.8)	$—	$575.1
Global Services	2,172.8	199.2	49.7	(110.0)	2,311.7

	$2,750.7	$199.2	$46.9	$(110.0)	$2,886.8

In the fourth quarter of 2006, the Company recorded a non-cash charge of $110.0 million to reflect impairment of goodwill in the Global Document Solutions reporting unit. See Note 4 for a further discussion regarding this impairment charge.

	Book Value at January 1, 2005	Acquisitions	Foreign Exchange and Other Adjustments	Impairment Charge	Net Book Value at December 31, 2005
Global Print Solutions	$480.8	$100.3	$(3.2)	$—	$577.9
Global Services	1,991.9	589.4	(54.9)	(353.6)	2,172.8

	$2,472.7	$689.7	$(58.1)	$(353.6)	$2,750.7

In the fourth quarter of 2005, the Company recorded a non-cash charge of $353.6 million to reflect impairment of goodwill in the Forms, Labels and Statement Printing reporting unit. See Note 4 for a further discussion regarding this impairment charge.

Other intangibles at December 31, 2006 and 2005 were as follows:

Other Intangibles	Gross Carrying Amount At January 1, 2006	Additions During the Year	Impairment Charge	Accumulated Amortization and Foreign Exchange	Balance at December 31, 2006	Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$—	$(21.4)	$0.5	1.5-16 years
Patents	98.3	—	—	(34.7)	63.6	8 years
Customer relationship intangibles	795.6	43.4	—	(123.7)	715.3	5-15 years
Trade names	347.2	22.9	(26.3)	$(3.4)	$340.4	10 years-indefinite

	$1,263.0	$66.3	$(26.3)	$(183.2)	$1,119.8

In the fourth quarter of 2006, the Company recorded a non-cash charge of $26.3 million to reflect the write-down of the Astron trade name intangible asset. See Note 4 for a further discussion regarding this impairment charge. Included in trade names at December 31, 2006 was $304.7 million for indefinite-lived trade names that are not subject to amortization.

Other Intangibles	Gross Carrying Amount At January 1, 2005	Additions During the Year	Impairment Charge	Accumulated Amortization and Foreign Exchange	Balance at December 31, 2005	Amortization Period
Trademarks, licenses and agreements	$20.9	$0.9	$—	$(21.0)	$0.8	1.5-16 years
Patents	98.3	—	—	(22.4)	75.9	8 years
Customer relationship intangibles	316.1	479.5	—	(122.6)	673.0	5-15 years
Trade names	313.5	42.5	(8.7)	(2.7)	344.6	16.5 years-indefinite

	$748.8	$522.9	$(8.7)	$(168.7)	$1,094.3

In the fourth quarter of 2005, the Company recorded a non-cash charge of $8.7 million to reflect impairment of indefinite-lived trade names in the Forms, Labels and Statement Printing reporting unit. See Note 4 for a further discussion regarding this impairment charge. Included in trade names at December 31, 2005 was $304.7 million for indefinite-lived trade names that are not subject to amortization.

Amortization expense for other intangibles was $73.2 million, $58.3 million and $37.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for other intangibles for the next five years is estimated to be approximately $75 million annually, excluding the impact of acquisitions subsequent to December 31, 2006 (see Note 22).

Note 6. Inventories

The components of the Company’s inventories at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Raw materials and manufacturing supplies	$229.6	$212.3
Work in process	135.0	131.9
Finished goods	207.5	196.2
LIFO reserve	(70.3)	(59.0)

Total	$501.8	$481.4

For financial reporting purposes, the Company recognized LIFO expense of $12.8 million, $4.7 million, and $3.8 million in 2006, 2005, and 2004, respectively.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Land	$70.4	$76.5
Buildings	1,004.4	948.0
Machinery and equipment	5,103.3	4,935.3

	6,178.1	5,959.8
Less: Accumulated depreciation	(4,035.8)	(3,821.2)

Total	$2,142.3	$2,138.6

The December 31, 2006 balances reflect adjustments to correct the classifications of land, buildings, machinery and equipment and accumulated depreciation. The impact of these adjustments was a decrease to land and machinery and equipment of $3.3 million and $20.8 million, respectively and an increase to buildings and accumulated depreciation of $27.5 million and $3.4 million, respectively. This reclassification had no impact on property, plant and equipment reported on the Company’s consolidated balance sheet.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, was $0.9 million and $7.6 million at December 31, 2006 and 2005, respectively. These assets are included in other noncurrent assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Investments in Affordable Housing

The Company has ownership interests in 26 investment level partnerships, which in turn hold varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service (IRS) requirements for low-income housing tax credits). The Company’s initial total gross investment in affordable housing was approximately $157.7 million. Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The Company has the ability and intent to maintain its investments in affordable housing for the qualifying 15-year holding periods, which begin to expire in 2008. The Company’s expected recovery of its investments in affordable housing is based on the future tax credits and tax deductions to be received and the estimated residual value of the properties. Residual value represents what the Company expects to realize upon either sale of the underlying properties or the refinancing of the partnership interests at the end of the requisite holding periods.

During the quarter ended March 31, 2004, the Company recorded a charge related to a cumulative effect of a change in accounting principle of $6.6 million, net of taxes of $4.3 million, reflecting the adoption of Financial Accounting Standard Board (“FASB”) interpretation No. 46R (FIN 46R), Consolidation of Variable Interest

Entities, effective January 1, 2004. The charge reflects the difference between the carrying amount of the Company’s investments in certain partnerships related to affordable housing and underlying carrying values of the partnerships upon consolidating these entities into the Company’s financial statements. Total consolidated assets amounted to $16.8 million and $16.9 million at December 31, 2006 and 2005, respectively, and are included in other noncurrent assets. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

During 2006, 2005 and 2004, the Company recorded non-operating pretax charges of $17.5 million, $3.4 million and $30.3 million, respectively, to adjust the carrying value of its affordable housing investments to estimated fair value based on the results of its impairment analysis. These charges related to non-consolidated investments only and excluded the investments which were consolidated as a result of the adoption of FIN 46R. The reduction in fair value was based on both declining future tax credits (based on tax credits realized to-date) and declines in the estimated residual values for certain of the underlying properties, which were deemed to be other than temporary. The Company’s risk of loss related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments. As of December 31, 2006 and 2005, the Company’s remaining investments in affordable housing, not included above, were $18.3 million and $36.1 million, respectively, which was included in other noncurrent assets. Projected affordable housing tax credits expected to be received by the Company are $0.1 million in 2007.

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Employee-related liabilities	$320.4	$303.6
Restructuring liabilities	33.7	24.7
Deferred revenue	128.3	149.6
Other	356.8	349.0

Total accrued liabilities	$839.2	$826.9

Employee-related liabilities consist primarily of payroll, incentive compensation, sales commission and employee benefit accruals. Other accrued liabilities include income and other tax liabilities, interest expense accruals and miscellaneous operating accruals.

Note 10. Commitments and Contingencies

As of December 31, 2006, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $264.6 million. Of this total, approximately $174.1 million has been committed. In addition, the Company has a commitment of $26.2 million for severance payments related to restructuring activities. The Company also has contractual commitments of approximately $120.4 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. There are no significant minimum volume guarantees associated with these contracts.

Future minimum rental commitments under non-cancelable leases are as follows:

Year Ended December 31	Amount
2007	$107.2
2008	75.0
2009	60.6
2010	49.0
2011 and thereafter	200.0

$491.8

The Company has non-cancelable operating lease commitments totaling $491.8 million extending through various periods to 2044. Rent expense was $134.6 million, $117.4 million and $128.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.

The Company is not exposed to significant accounts receivable credit risk due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in nine federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves, recorded in accrued liabilities, that it believes are adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

Note 11. Retirement Plans

The Company sponsors various funded and unfunded pension plans for most of its full-time employees in the U.S., Canada and certain international locations. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The U.S. pension plan of Moore Wallace acquired in the acquisition did not accrue benefits as the plan was frozen prior to the acquisition and continued with no further benefit accruals until January 1, 2005 when benefit accruals commenced again.

In addition to pension benefits, the Company provides certain healthcare and life insurance benefits for retired employees. Most of the Company’s regular full-time U.S. employees become eligible for these benefits at or after reaching age 55 if working for the Company and having 10 years of continuous service. For employees who began employment with the Company prior to January 1, 2002, the Company subsidizes coverage and funds liabilities associated with these plans through a tax-exempt trust. The assets of the trust are invested in trust-owned life insurance policies covering certain employees of the Company. The underlying assets of the policies are invested primarily in marketable equity, corporate fixed income and government securities. The Moore Wallace postretirement plans acquired in the acquisition provide postretirement health care and life insurance benefits to certain grandfathered U.S. employees and to all eligible Canadian employees.

The pension and postretirement obligations are measured as of September 30 for all years presented and are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.

The pension and postretirement benefit obligations as of September 30, 2006, reflect plan amendments which reduce future benefits under the plan provisions.

On December 31, 2006, the Company adopted the recognition and disclosure requirements of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The Company is not required to adopt the required change to a fiscal year-end measurement date until the year ending December 31, 2008. The Company may, however, adopt this provision for the year ended December 31, 2007, as permitted by SFAS 158.

SFAS 158 requires the Company to recognize the funded status of its postretirement benefit plans in the consolidated statement of financial position at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Prior to Company’s adoption of SFAS 158, it recognized an additional minimum liability of $48.8 million and $40.0 million at December 31, 2006 and 2005, respectively. The amounts recognized in the statement of financial position upon adoption were as follows:

	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As reported at December 31, 2006
Pension asset	$520.3	$118.3	$638.6
Intangible asset	1.3	(1.3)	—
Accrued pension and postretirement liability	(470.2)	9.5	(460.7)
Deferred tax liabilities	(32.6)	(55.2)	(87.8)
Accumulated other comprehensive income	28.2	(71.3)	(43.1)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost related to the Company’s pension plans: unrecognized prior service credits of $99.5 million ($59.7 million net of tax) and unrecognized actuarial losses of $49.1 million ($30.0 million net of tax). Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost related to the Company’s postretirement plans: unrecognized prior service credits of $86.0 million ($51.6 million net of tax) and unrecognized actuarial losses of $57.2 million ($38.2 million net of tax). The prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2007 for the Company’s pension plans is $7.4 million ($4.4 million net of tax) and $5.6 million ($3.4 million net of tax), respectively. The prior service credit and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the fiscal year ended December 31, 2007 for the Company’s postretirement plans is $14.6 million ($8.8 million net of tax) and $5.7 million ($3.8 million net of tax), respectively.

The components of the net periodic benefit expense and total expense are as follows:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$80.6	$76.6	$61.0	$12.1	$11.4	$16.1
Interest cost	131.3	129.9	126.8	28.1	30.6	33.6
Expected return on plan assets	(207.0)	(198.4)	(182.1)	(15.9)	(18.5)	(21.0)
Amortization of transition obligation	—	(10.2)	(11.0)	—	—	—
Amortization of prior service cost	(7.4)	(7.3)	4.0	(15.8)	(17.0)	(3.4)
Amortization of actuarial loss	11.3	10.4	8.4	5.1	4.2	1.9

Net periodic benefit expense	8.8	1.0	7.1	13.6	10.7	27.2
Curtailments	—	—	—	—	—	—
Special termination benefit cost	—	—	—	—	—	—
Settlements	0.1	1.0	(0.1)	—	—	—

Total expense	$8.9	$2.0	$7.0	$13.6	$10.7	$27.2

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	5.6%	6.0%	5.9%	5.7%	6.0%	5.9%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected return on plan assets	8.3%	8.4%	8.2%	8.0%	8.0%	8.0%

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Benefit obligation at beginning of year	$2,370.3	$2,232.3	$541.6	$531.1
Service cost	80.6	76.6	12.1	11.4
Interest cost	131.3	129.9	28.1	30.6
Plan participants’ contributions	1.6	1.3	18.1	15.1
Medicare reimbursements	—	—	2.1	—
Acquisitions	—	14.5	—	—
Amendments	—	0.5	—	—
Actuarial loss (gain)	(20.7)	59.8	(23.9)	14.1
Curtailments and settlements	—	0.2	—	—
Foreign currency translation	27.4	(14.2)	—	0.9
Benefits paid	(129.4)	(130.6)	(59.1)	(61.6)

Benefit obligation at end of year	$2,461.1	$2,370.3	$519.0	$541.6

Fair value of plan assets at beginning of year	$2,756.1	$2,482.4	$220.7	$219.5
Actual return on assets	264.0	388.4	18.4	29.9
Acquisitions	—	9.8	—	—
Employer contributions	24.8	18.2	19.0	17.8
Plan participants’ contributions	1.6	1.3	18.1	15.1
Foreign currency translation	23.8	(13.4)	—	—
Benefits paid	(129.4)	(130.6)	(59.1)	(61.6)

Fair value of plan assets at end of year	$2,940.9	$2,756.1	$217.1	$220.7

Funded status at end of year	$479.8	$385.8	$(301.9)	$(320.9)

Unrecognized net actuarial loss		131.9		88.7
Unrecognized prior service benefit		(106.9)		(101.7)
Fourth quarter contribution .		7.6		3.3

Net asset (liability) recognition on the consolidated balance sheet		$418.4		$(330.6)

The accumulated benefit obligation for all defined benefit pension plans was $2,405.3 million and $2,328.8 million at September 30, 2006 and 2005, respectively.

Amounts recognized on the consolidated balance sheet as of December 31, 2006 and December 31, 2005 are reflected in the following table. No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2007.

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Prepaid benefit cost	$638.6	$514.1	$—	$—
Intangible asset	—	1.4	—	—
Accrued benefit cost (included in accrued liabilities)	(3.7)	—	(13.9)	—
Accrued benefit cost (included in other noncurrent liabilities)	(155.1)	(97.1)	—	—
Postretirement liability	—	—	(288.0)	(330.6)

Net asset (liability) before additional minimum liability	$479.8	$418.4	$(301.9)	$(330.6)
Additional minimum liability (included in other noncurrent liabilities)	—	(40.0)	—	—

Net asset (liability recognized in the consolidated balance sheet)	$479.8	$378.4	$(301.9)	$(330.6)

The following provides the weighted average assumptions used to determine the benefit obligation at the measurement date:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.8%	5.6%	5.8%	5.7%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Health care cost trend:
Current
Pre-Age 65	—	—	8.9%	10.2%
Post-Age 65	—	—	9.1%	11.9%
Ultimate	—	—	6.0%	6.0%

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2006 and 2005:

	Pension Benefits
	2006	2005
Projected benefit obligation	$480.7	$431.4
Fair value of plan assets	321.9	272.9

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2006	2005
Accumulated benefit obligation	$449.3	$400.0
Fair value of plan assets	321.9	272.9

The current health care cost trend rate gradually declines through 2013 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$0.9	$(0.8)
Postretirement benefit obligation	11.0	(9.6)

The allocation percentage of plan assets follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Equity	72%	73%	81%	72%
Fixed income securities	26%	26%	19%	21%
Cash and other	2%	1%	—	7%

Total	100%	100%	100%	100%

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

The Company expects to make cash contributions of approximately $16.8 million to its pension plans and approximately $16.7 million to its postretirement plans in 2007. These contributions are to both funded and unfunded plans and are net of participant contributions.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy, beginning in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. During the year ended

December 31, 2006, the Company received approximately $2.1 million in Medicare reimbursements. Cash flow from the subsidy is expected to be approximately $1.7 million in 2007.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Medicare Subsidy Payments
2007	$120.5	$41.7	$1.7
2008	117.8	41.6	1.8
2009	120.4	41.0	1.9
2010	123.8	40.8	2.0
2011	130.1	40.5	2.1
2012-2016	764.2	205.5	10.4

Employee 401(k) Savings Plans—The Company maintains savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for these plans. Under provisions for this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. The total expense attributable to the match was $35.4 million, $33.8 million and $21.0 million in 2006, 2005 and 2004 respectively.

Note 12. Income Taxes

Income taxes have been based on the following components of earnings from continuing operations before income taxes, minority interest and cumulative effect of change in accounting principle for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
U.S.	$582.9	$212.8	$238.4
Foreign	18.4	119.0	118.4

Total	$601.3	$331.8	$356.8

The components of income tax expense (benefit) from continuing operations for the years ending December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Federal:
Current	$107.9	$205.3	$38.6
Deferred	59.9	(10.5)	41.7
State:
Current	34.9	34.0	6.0
Deferred	(6.0)	(2.5)	(11.9)
Foreign	(0.7)	11.1	18.2

Total	$196.0	$237.4	$92.6

The significant deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Deferred tax liabilities:
Intangible assets	$396.8	$404.4
Accelerated depreciation	244.1	300.3
Investments	15.8	18.0
Pensions	221.6	145.9
Other	61.4	68.2

Total deferred tax liabilities	939.7	936.8

Deferred tax assets:
Postretirement	133.8	133.0
Accrued liabilities	118.3	112.0
Net operating loss and other tax carryforwards	251.8	282.6
Other	163.0	147.8

Total deferred tax assets	666.9	675.4
Valuation allowance	211.5	158.4

Net deferred tax liabilities	$484.3	$419.8

As of December 31, 2006 the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $57.0 million and $194.8 million, respectively ($120.2 million and $162.4 million, respectively at December 31, 2005), of which $198.1 million expire between 2007 and 2017. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2006, the valuation allowance increased by $53.1 million, primarily related to growth in non-U.S. tax credits for which ultimate realization is uncertain. As of December 31, 2006, the Company had $23.3 million of valuation allowances for which any future reductions would result in a reduction of goodwill.

The December 31, 2006 balances reflect adjustments to correct the deferred tax assets and liabilities. The impact of these adjustments was a decrease to deferred tax liabilities, deferred tax assets and valuation allowances of $ 63.9 million, $ 35.6 million and $5.9 million, respectively. The net reduction in deferred tax liabilities of $34.2 million was recorded as a decrease in goodwill of $21.4 million, an increase in accrued taxes payable of $6.8 million and a decrease in 2006 income tax expense of $6.0 million.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be permanently reinvested in those operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Restructuring and impairment charge	6.5	36.9	(1.0)
Foreign tax rate differential	(5.5)	(5.6)	(5.2)
State and local income taxes, net of U.S. federal income tax benefit	4.2	7.4	5.7
Reversal of tax reserves	(4.5)	(2.0)	(7.9)
Sales of Latin American investments	—	—	(1.3)
Affordable housing investment credits	—	(0.8)	(2.4)
Change in valuation allowance	(3.8)	(4.1)	(2.0)
U.S. tax on foreign earnings	—	2.1	2.1
Other	0.7	2.6	2.9

Total	32.6%	71.5%	25.9%

Included in 2006 is the benefit associated with the reversal of reserves for tax contingencies of $27.3 million and the realization of a deferred tax asset of $23.5 million.

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

Cash payments for income taxes were $172.8 million, $162.7 million and $33.7 million in 2006, 2005 and 2004, respectively.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and amounted to $6.0 million in 2006, $9.4 million in 2005 and $19.3 million for 2004.

For the twelve months ended December 31, 2006, the changes in other comprehensive income were net of tax benefits of $8.9 million related to unrealized foreign currency losses and $3.3 million related to changes in the fair value of derivatives. The twelve months ended December 31, 2006 included $9.7 million of previously unrecognized net tax benefits related to the year ended December 31, 2005. For the twelve months ended December 31, 2005, the change in the fair value of derivatives was net of tax benefits of $4.7 million.

The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. At December 31, 2006 and 2005, the Company had tax reserves of $200.9 million and $197.1 million, respectively. The Company believes its tax positions are appropriate and that it has adequately provided for assessments it believes are probable and for which the amounts are reasonably estimable. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon settlement or upon the expiration of the statute of limitations, in the period in which such event occurs.

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. The Company’s tax holiday agreements expire at various times. The aggregate effect on income tax expense in 2006, 2005 and 2004 as a result of these agreements was approximately $14.9 million, $5.4 million and $2.9 million, respectively.

Note 13. Debt

The Company’s debt consists of the following:

	December 31,
	2006	2005
5.0% debentures that matured on November 15, 2006*	$—	$223.6
3.75% senior notes due April 1, 2009	399.7	399.6
4.95% senior notes due May 15, 2010	499.1	498.9
4.95% senior notes due April 1, 2014	598.3	598.0
5.50% senior notes due May 15, 2015	499.3	499.2
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.1
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	36.7	66.3

Total debt	2,382.1	2,634.5
Less: current portion	(23.5)	(269.1)

Long-term debt	$2,358.6	$2,365.4

*	Includes a $1.2 million reduction in debt related to the fair market value of interest rate swaps at December 31, 2005.

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was lower than its book value by approximately $83.0 million and $44.0 million at December 31, 2006 and 2005, respectively.

On January 8, 2007, the Company issued $625.0 million principal amount of 5.625% notes due January 15, 2012 and $625.0 million principal amount of 6.125% notes due January 15, 2017. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2007. The net proceeds from the offering were used to pay a portion of the purchase price of the acquisition of Banta Corporation.

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

On January 8, 2007, the Company entered into a $2.0 billion five-year unsecured revolving credit facility (the “Facility”) which bears interest at variable interest rates plus a basis point spread. The Facility replaced the Company’s previous $1.0 billion unsecured credit facility. The Facility will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, and limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. As of

December 31, 2006 and 2005, there were no borrowings under the previous facility. The Company pays an annual commitment fee of 0.08% on the total unused portion of the Facility. The Company also has $208.3 million in credit facilities at its non-U.S. units, most of which are uncommitted. As of December 31, 2006 and 2005, total borrowings under these facilities were $18.4 million and $42.2 million, respectively. As of December 31, 2006, the Company had $50.5 million in outstanding letters of credit, of which $23.4 million reduced availability under the Company’s credit facilities. At December 31, 2006, approximately $1.2 billion was available under the Company’s credit facilities.

The Company was in compliance with its debt covenants as of December 31, 2006.

Annual maturities of debt are as follows: 2007: $23.5 million, 2008: $5.8 million, 2009: $404.8 million, 2010: $501.0 million, 2011: $0.9 million, and $2,700.6 million thereafter.

The following table summarizes interest expense-net included in the Consolidated Statements of Operations:

	2006	2005	2004
Net interest incurred	$143.9	$116.7	$88.1
Amount capitalized as property, plant and equipment	(4.9)	(6.0)	(2.2)

Interest expense, net	$139.0	$110.7	$85.9

Interest paid was $139.0 million, $129.2 million and $80.0 million in 2006, 2005 and 2004, respectively.

Note 14. Derivative Financial Instruments

Periodically, the Company uses interest rate swap agreements to manage its interest rate risk by balancing its exposure to fixed and variable interest rates and foreign exchange forward contracts and cross-currency swaps to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps would be offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries. Similarly, the implied gains and losses associated with interest rate swaps offset changes in interest rates and the fair value of the long term borrowings.

The fair value and notional amounts at December 31, 2006 and 2005, are presented below.

December 31, 2006	Notional Amount	Fair Value Asset (Liability)	Maturity
Cross-Currency swaps	$493.8	$(45.3)	May 15, 2015
Cross-Currency swaps	$182.0	$(14.5)	May 15, 2010
Net Investment Hedge	$273.0	$(22.0)	May 15, 2010

December 31, 2005	Notional Amount	Fair Value Asset (Liability)	Maturity
Fair value interest rate swaps	$200.0	$(1.2)	November 15, 2006
Cross-Currency swaps	$493.8	$5.0	May 15, 2015
Cross-Currency swaps	$182.0	$4.3	May 15, 2010
Net Investment Hedge	$273.0	$6.9	May 15, 2010

Interest Rate Swaps

The Company had $200.0 million notional amount interest rate swaps that exchanged fixed rate interest to floating rate LIBOR plus a basis point spread. These floating rate swaps were designated as fair value hedges against $200.0 million of principal on the 5.0% debentures that matured in November 2006. The effective portion of the fair value gains or losses on these swaps was offset by fair value adjustments in the underlying borrowings. There was no ineffectiveness recognized for the years ended December 31, 2006 or 2005.

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

The Company entered into cross-currency swaps in the second quarter of 2005, which exchange British Pound Sterling (“GBP”) for U.S dollars. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount. The cross-currency interest rate swaps are recorded in other assets on the consolidated balance sheet at fair value. Changes in the value of the portion of cross-currency derivatives designated as cash flow hedges are recorded in other comprehensive income, with an amount transferred to other income to offset the foreign exchange gains or losses on the hedged item. In the twelve months ended December 31, 2006 and 2005, $88.7 million of exchange losses and $39.9 million of exchange gains, respectively, were transferred from other comprehensive income into other earnings to offset exchange gains and losses on hedged intercompany loans. Changes in the value of cross-currency swaps designated as hedges of net investments in foreign operations are recorded in the foreign-currency translation component of other comprehensive income. The net amounts paid or received under the cross-currency swaps designated as cash flow hedges were recorded in interest expense. For the year ended December 31, 2006, a loss of $1.5 million was recognized in other expense for the portion of the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

The fair values of interest rate and cross-currency interest rate swaps were determined using dealer quotes. The fair values of foreign exchange contracts were determined using market exchange rates.

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements with a notional amount of $1.0 billion, which were used to hedge against fluctuations in interest rates prior to the Company’s issuance of $500.0 million principal amount of 4.95% notes due in 2010 and $500.0 million principal amount of 5.5% notes due in 2015. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive income, which is being recognized in interest expense over the term of the hedged forecasted interest payments. The Company expects to recognize $1.5 million of this loss as interest expense in 2007.

Note 15. Guarantees

The Company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2006, the maximum principal amount guaranteed was approximately $135.2 million.

Note 16. Earnings per Share

	2006	2005	2004
Net earnings	$400.6	$137.1	$178.3
Basic:
Weighted average number of common shares outstanding	216.4	215.0	202.3

Net earnings per share—basic	$1.85	$0.64	$0.88
Diluted:
Dilutive options and awards	2.5	1.7	1.9

Diluted weighted average number of common shares outstanding	218.9	216.7	204.2

Net earnings per share—diluted	$1.83	$0.63	$0.88

Dividends paid per common share	$1.04	$1.04	$1.04

Diluted net income per common share takes into consideration the pro forma dilution of certain unvested restricted stock awards and unexercised stock option awards. For the years ended December 31, 2006, 2005 and 2004, options to purchase 1.8 million, 2.0 million and 5.8 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have an anti-dilutive effect.

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

The Company adopted SFAS No. 123(R) using the modified prospective application transition method as of January 1, 2006. The consolidated financial statements as of December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure,” as if the fair value method defined by SFAS No. 123 had been applied to share-based compensation. Under APB Opinion No. 25, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, no share-based compensation expense was recognized in the Company’s consolidated statement of operations related to stock options.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant, using an option-pricing model where applicable. Share-based compensation expense recognized in the Consolidated Statement of Operations as of December 31, 2006 included compensation expense for share-based awards granted (i) prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards, performance share units and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures of stock options as they occurred.

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

Share-Based Compensation under SFAS No. 123(R) for as of December 31, 2006 and under APB Opinion No. 25 as of December 31, 2005 and 2004

As a result of the adoption of SFAS No. 123(R), the Company recorded $3.6 million of compensation expense associated with stock options for the year ended December 31, 2006. In addition, prior to the adoption of SFAS No. 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows. As a result, excess tax benefits of $2.0 million are shown as financing cash inflows in the Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2006.

The total compensation expense related to all share-based compensation plans was $34.6 million, $42.6 million and $15.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Income from continuing operations for the year ended December 31, 2006 was $1.1 million lower than if the Company had continued to account for share-based compensation under APB 25. The adoption of SFAS 123(R) had a $0.01 per diluted share impact for the year ended December 31, 2006. Under SFAS No. 123(R), compensation expense is recognized ratably over the associated service period, which is generally the vesting term. The income tax benefit related to share-based compensation expense was $13.8 million, $17.0 million and $6.4 million for the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, $37.2 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 1.7 years. The total unrecognized share-based compensation cost to be recognized in future periods as of December 31, 2006 does not consider the effect of share-based awards that may be issued in subsequent periods. Also as a result of the adoption of SFAS No. 123(R), $44.9 million of unearned compensation recorded in shareholders’ equity as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

During the fourth quarter of 2006, the Company executed separation agreements with certain members of management. The agreements stated that all remaining unvested share-based awards previously granted to these individuals became fully vested upon their separation date. The Company recorded $4.5 million of restructuring expense to recognize the remaining unvested portion of these awards. In addition, the Company recorded $3.2 million of incremental restructuring expense in accordance with SFAS 123(R) upon the modification of these awards to reflect their increase in fair value from the grant date.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the years ended December 31, 2005 and 2004, respectively, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	2005	2004
Net earnings, as reported	$137.1	$178.3
Add: Share-based compensation included in reported net earnings, net of related tax effects	26.0	9.8
Less: Share-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(29.0)	(12.6)

Pro forma net earnings	$134.1	$175.5

Basic net earnings per share:
As reported	$0.64	$0.88
Pro forma	$0.63	$0.88
Diluted net earnings per share:
As reported	$0.62	$0.87
Pro forma	$0.62	$0.86

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

Moore Wallace 2003 Long-Term Incentive Plan

Upon acquiring Moore Wallace, the Company assumed the Moore Wallace 2003 Long-Term Incentive Plan (the “2003 LTIP”), which had been approved by the stockholders of Moore Wallace, under which all employees of Moore Wallace and its subsidiaries are eligible to participate. Awards under the 2003 LTIP may consist of restricted stock or restricted stock units. The time period during which these shares will be available for issuance will not be extended beyond the period when they would have been available under the 2003 LTIP absent the acquisition of Moore Wallace. No awards may be granted under the 2003 LTIP to any individual who was not an employee of Moore Wallace at the date of its acquisition by the Company.

General Terms of Awards

Under various incentive plans, the Company has granted certain employees cash, non-qualified stock options, restricted stock awards, restricted stock units and performance share units. The human resources committee of the board of directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2004 PIP is ten years. At December 31, 2006, there were 2.7 million shares of common stock authorized and available for grant under the 2004 PIP and 5.2 million shares of common stock authorized and available for grant under the 2003 LTIP.

For all of the Company’s stock options outstanding at December 31, 2006, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while options granted after November 2004 expire five years from the date of grant.

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

Stock Options

The fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company did not grant stock options in 2006. The Company granted 7,000 and 4,449,000 stock options in 2005 and 2004, respectively. The fair value of these stock options was determined using the following weighted average assumptions under SFAS No. 123:

	2005	2004
Expected volatility	25.96%	28.07%
Risk-free interest rate	3.52%	3.08%
Expected life (years)	3.75	4.10
Expected dividend yield	3.10%	3.21%

The per-option weighted average grant date fair value of options granted was $6.07 and $6.26 for the years ended December 31, 2005 and 2004, respectively. For future grants of stock options, the fair value will be estimated using the Black-Scholes option pricing model utilizing weighted average assumptions in accordance with SFAS No. 123(R) and SAB No. 107.

The following table is a summary of the Company’s 2006 stock option activity:

	Shares (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2005	10,229	$28.75	4.9
Granted	—	—	—
Exercised	(1,472)	23.77	4.6
Cancelled/forfeited/expired	(1,212)	35.90

Outstanding at December 31, 2006	7,545	$28.88	4.5	$50.2
Expected to vest at December 31, 2006	7,488	$28.84	4.5	$50.2
Exercisable at December 31, 2006	6,463	$28.60	4.1	$44.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount will change in future periods based on the fair market value of the Company’s common stock and the number of options outstanding. Total intrinsic value of options exercised for the year ended December 31, 2006 was $15.0 million.

As of December 31, 2006, $4.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of 1.2 years.

Cash received from the option exercises as of and for the year ended December 31, 2006 was $35.3 million. The actual tax benefit realized for the tax deduction from option exercises totaled $6.0 million for the year ended December 31, 2006.

A summary of the Company’s 2005 and 2004 stock option activity, respectively, is presented below:

	2005		2004(1)
	Shares (Thousands)	Weighted Average Exercise Price	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	14,698	$29.13	18,376	$27.98
Options granted	7	33.45	4,449	25.20
Options exercised	(2,536)	26.38	(5,169)	22.57
Options forfeited and expired	(1,940)	34.72	(2,958)	27.55

Options outstanding at end of year	10,229	$28.75	14,698	$29.13

Options exercisable at end of year	7,933	$28.54	11,075	$29.51

(1)	In 2004, the options granted includes 2.4 million fully vested options granted in connection with the Moore Wallace acquisition. These options had a fair value of $18.2 million, which is included in the purchase price of the acquisition. The weighted average fair value of the options granted during the year excludes these options.

Total intrinsic value of options exercised for the years ended December 31, 2005 and 2004 was $21.0 million and $35.4 million, respectively.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of December 31, 2006 and December 31, 2005 and changes during the twelve months ended December 31, 2006 were as follows:

	Shares (Thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2005	1,937	$31.90
Granted	363	32.87
Vested	(774)	31.06
Forfeited	(172)	31.52

Nonvested at December 31, 2006	1,354	$32.55

Compensation expense recognized related to restricted stock awards and restricted stock units was $16.0 million, $20.7 million and $9.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $30.3 million of unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2006, approximately 1.3 million restricted stock awards with a weighted-average grant date fair value of $32.55 are expected to vest over a weighted-average period of 2.0 years. During 2005, the Company issued 1.0 million restricted stock awards with a grant date fair value of $35.2 million. During 2004, the Company issued 1.5 million restricted stock awards related to the Moore Wallace acquisition with a grant date fair value of $43.1 million.

Performance Share Unit Awards

Nonvested performance share unit awards as of December 31, 2006 and December 31, 2005 and changes during the twelve months ended December 31, 2006 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	460	$30.55
Granted	—	—
Vested	(25)	28.20
Forfeited	—

Nonvested at December 31, 2006	435	$30.68

Compensation expense recognized related to performance share unit awards for the years ended December 31, 2006, 2005 and 2004 was $13.8 million, $21.9 million and $6.1 million, respectively. As of December 31, 2006, there was $2.6 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted-average period of 0.2 years.

Board of Directors Awards

During 2004, pursuant to the Company’s 2004 Performance Incentives Plan, the Company issued restricted stock units as share-based compensation for members of the board of directors. One-third of the restricted stock units vest on the third anniversary of the grant date and the remaining two-thirds of the restricted stock units vest upon termination of the holder’s service on the board of directors. The holder may elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the board of directors. In the event of termination of service on the board of directors prior to the third anniversary of the grant date, all restricted stock units will vest. The restricted stock units are payable in shares of the Company’s common stock or cash, at the discretion of the Company. At December 31, 2006, 2005 and 2004, approximately 193 thousand, 129 thousand and 100 thousand, respectively, restricted stock units issued to directors were outstanding. For the years ended 2006, 2005 and 2004, the compensation expense recorded for these restricted stock units was $2.6 million, $2.1 million and $3.4 million, respectively.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. As of December 31, 2006, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to approximately 10 million shares.

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

During the fourth quarter of 2006, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. In addition, the Company renamed its segments to reflect the products and services associated with the businesses that comprise each segment. The revised reporting structure includes two segments: “Global Print Solutions” and “Global Services.” In addition, certain general, administrative and unallocated activities and associated costs are separately presented as “Corporate.” Prior to the fourth quarter of 2006, the Company’s structure included three segments: “Publishing and Retail Services,” “Integrated Print Communications” and “Forms and Labels.”

A summary of the changes made to the Company’s reportable segments in the fourth quarter of 2006 as a result of the Company’s management reorganization is as follows:

•

The Company’s magazine, catalog and retail, directories, book, logistics, Europe and Asia business units, all previously included in the Publishing and Retail services segment, continue to be included in the Global Print Solutions segment.

•	The Company’s short-run commercial print and direct mail businesses, which were previously reported in the Integrated Print Communications segment, were moved to the Global Print Solutions segment.

•

Premedia, previously reported in the Publishing and Retail Services segment was combined with certain research and development operations within the Integrated Print Communications segment to form a new business unit, digital solutions. This newly formed business unit is reported in the Global Services Segment. Certain manufacturing-related activities of the premedia business were moved into the magazine, catalog and retail business within the Global Print Solutions segment.

•

The Company’s business communications services business was combined with the North America forms and labels business to form one business unit, forms, labels and statement printing. This business is reported in the Global Services segment.

•

Premedia, previously reported in the Global Print Solutions segment was combined with the applications engineering business to form a new reporting unit, Digital Solutions. This newly formed reporting unit is reported in the Global Services segment.

•

Astron and OfficeTiger, previously combined to form the Astron Group reporting unit within business process outsourcing, were separated into their own respective business units within the Global Services segment. The Astron business was renamed RR Donnelley Global Document Solutions.

The Company also made other changes to its reportable segments in the first quarter of 2006. The Company’s print fulfillment business (previously included in the North America forms and labels business unit) was moved to the logistics business within the Global Print Solutions segment and the Company’s Canadian logistics business (previously part of the logistics business unit) was moved to the forms, labels and statement printing unit within the Global Services segment. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s segments and business units, reflecting all changes described above, are summarized as follows:

Global Print Solutions. The Global Print Solutions segment consists of the following businesses:

•	Magazine, catalog and retail: Provides print services to consumer magazine and catalog publishers as well as retailers.

•	Directories: Serves the global printing needs of yellow and white pages directory publishers.

•	Book: Provides print services to the consumer, religious, educational and specialty book, and telecommunication sectors.

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

•	Europe: Provides print and print-related services to the telecommunications, direct mail, consumer magazine, catalog and book sectors.

•	Asia: Provides print and print-related services to the book, telecommunications, technology and consumer magazine sectors.

The Global Print Solutions segment accounted for approximately 62% of the Company’s consolidated net sales in 2006.

Global Services. The Global Services segment consists of short-run and variable print, business process outsourcing and related services in the following lines of business:

•

Digital Solutions: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications sectors.

•

Financial print: Provides information management, content assembly and print services to a diversified customer base. Examples of materials include annual reports, marketing brochures, catalog and marketing inserts, pharmaceutical inserts and other marketing, retail point-of-sale and promotional materials and technical publications.

•

RR Donnelley Global Document Solutions: Provides business process outsourcing services, transactional print and mail services, data and print management and document production, primarily in the United Kingdom. This business also provides direct mail and marketing support services in Europe.

•	OfficeTiger: Provides integrated process outsourcing and transaction processing services through its operations in North America, Europe, India, the Philippines and Sri Lanka.

•

Forms, Labels and Statement Printing: Designs and manufactures paper-based business forms, labels and printed office products, and provides print management and other related services from facilities located in North America. This business also includes the Company’s Canadian operations, which produce forms, labels, commercial print and outsourced statements and provides logistics services. Additionally, this business includes the Company’s statement outsourcing business (formerly business communication services), which offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Latin America: Provides print and print-related services to the book, consumer magazine and catalog sectors; also designs and manufactures paper-based business forms and labels.

The Global Services segment accounted for approximately 38% of the Company’s consolidated net sales in 2006.

Corporate. Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and earnings of employee benefit plans are not allocated to operating segments, primarily components of net pension and post-retirement benefits expense other than service cost.

The Company has disclosed income (loss) from continuing operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the consolidated financial statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2006
Global Print Solutions	$5,841.5	$(114.3)	$5,727.2	$827.3	$3,900.0	$271.0	$285.6
Global Services	3,614.9	(25.5)	3,589.4	140.6	4,726.9	163.0	66.8

Total operating segments	9,456.4	(139.8)	9,316.6	967.9	8,626.9	434.0	352.4
Corporate(1)	—	—	—	(217.2)	1,008.9	29.3	21.9

Total continuing operations	$9,456.4	$(139.8)	$9,316.6	$750.7	$9,635.8	$463.3	$374.3

Year ended December 31, 2005 (Reclassified)
Global Print Solutions	$5,371.1	$(93.6)	$5,277.5	$719.4	$3,692.7	$250.8	$380.4
Global Services	3,171.0	(18.3)	3,152.7	(65.5)	4,524.7	143.0	59.4

Total operating segments	8,542.1	(111.9)	8,430.2	653.9	8,217.4	393.8	439.8
Corporate(1)	—	—	—	(203.5)	1,156.3	31.2	31.2

Total continuing operations	$8,542.1	$(111.9)	$8,430.2	$450.4	$9,373.7	$425.0	$471.0

Year ended December 31, 2004 (Reclassified)
Global Print Solutions	$4,724.0	$(57.9)	$4,666.1	$511.8	$3,142.6	$241.8	$214.1
Global Services	2,499.4	(9.1)	2,490.3	173.8	3,821.9	110.1	33.3

Total operating segments	7,223.4	(67.0)	7,156.4	685.6	6,964.5	351.9	247.4
Corporate(1)	—	—	—	(226.4)	1,486.4	33.6	17.8

Total continuing operations	$7,223.4	$(67.0)	$7,156.4	$459.2	$8,450.9	$385.5	$265.2

(1)	Corporate assets consist primarily of the following items at December 31, 2006: cash and cash equivalents, benefit plan assets of $638.6 million, investments in affordable housing of $35.1 million and fixed assets of $82.6 million; December 31, 2005: cash and cash equivalents, benefit plan assets of $514.1 million, investments in affordable housing of $53.0 million and fixed assets of $85.9 million; and December 31, 2004: benefit plan assets of $498.3 million, investments in affordable housing of $53.6 million and fixed assets of $84.2 million.

Net restructuring and impairment charges by segment for 2006, 2005 and 2004 are described in Note 4.

Note 20. Geographic Area Information

	U.S.	Europe	Rest of the World	Combined
2006
Net sales	$7,211.8	$1,155.0	$949.8	$9,316.6
Long-lived assets(1)	2,519.4	282.6	310.2	3,112.2
2005
Net sales	$6,882.8	$792.3	$755.1	$8,430.2
Long-lived assets(1)	2,351.4	254.2	301.4	2,907.0

(1)	Includes net property, plant and equipment, prepaid pension cost and other noncurrent assets.

Note 21. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” which clarifies the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to tax positions with uncertainty. FIN 48 requires that a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company is continuing to evaluate the impact of its adoption of FIN 48 and has not yet determined the effect on its operations and financial position.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to recognize in its statement of financial position the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. The Company adopted the aforementioned provisions of SFAS 158 on December 31, 2006. The impact of adopting SFAS 158 on the Company’s consolidated financial position is discussed further in Note 11. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008 and will require the Company to change its annual measurement date of September 30. The Company does not expect this requirement to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, annual results of operations or cash flows has not been finalized.

Note 22. Subsequent Events

On January 3, 2007, the Company signed a definitive agreement to acquire Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation for a purchase price of approximately $412 million. The Company believes that this acquisition will offer our customers enhanced responsiveness as well as the ability to leverage our leading catalog, premedia, logistics and other production and service resources. The all cash deal is expected to close in the spring of 2007.

On January 8, 2007, the Company issued $625 million of 5.625% notes due January 15, 2012 and $625 million of 6.125% notes due January 15, 2017. The net proceeds from the offering were used to pay a portion of the purchase price of the acquisition of Banta Corporation. Additionally, on January 8, 2007, the Company entered into an agreement for a new $2.0 billion unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Company pays an annual commitment fee of 0.08% on the total unused portion of the Facility.

On January 9, 2007, the Company completed its acquisition of Banta Corporation (“Banta”) for approximately $1.3 billion in cash, or $36.50 per share after the special dividend of $16.00 per share previously declared by Banta. Banta provides comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including advanced digital content management and e-business services. Additionally, Banta provides a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. Banta, which was headquartered in Menasha, Wisconsin, has operations in the United States, Europe and Asia.

On January 24, 2007, the Company acquired Perry Judd's Holdings Incorporated (“Perry Judd’s”), a privately owned printer of magazines and catalogs, for a purchase price of approximately $176 million. Perry Judd's long- and short-run capabilities for producing consumer and business-to-business catalogs as well as consumer, trade, and association magazines are expected to complement the Company’s Global Print Solutions platform.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for pension and postretirement benefits as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2007

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2006
Net sales(1)	$2,266.9	$2,273.7	$2,308.7	$2,467.3	$9,316.6
Gross profit(1)	605.4	625.7	651.9	634.7	2,517.7
Net earnings (loss) from continuing operations(1)*	114.2	124.4	165.1	(1.1)	402.6
Net earnings (loss) from continuing operations per diluted share(1)(3)*	0.52	0.57	0.75	(0.01)	1.84
Net earnings (loss)*	111.9	125.2	164.7	(1.2)	400.6
Net earnings (loss) per diluted share(3)*	0.51	0.57	0.75	(0.01)	1.83
Stock price high	34.82	34.15	34.85	36.00	36.00
Stock price low	31.05	29.43	28.50	32.71	28.50
Stock price closing price	32.72	31.95	32.96	35.54	35.54
2005
Net sales(1)	$1,926.5	$1,932.1	$2,183.7	$2,387.9	$8,430.2
Gross profit(1)	559.5	532.9	620.8	626.7	2,339.9
Net earnings (loss) from continuing operations(1)(3)*	109.2	95.3	127.3	(236.0)	95.6
Net earnings (loss) from continuing operations(1)*	0.50	0.44	0.59	(1.09)	0.44
Net earnings (loss)(3)*	106.9	90.7	102.1	(162.5)	137.1
Net earnings (loss) per diluted share*	0.49	0.42	0.47	(0.75)	0.63
Stock price high	35.25	34.63	38.27	37.47	38.27
Stock price low	29.54	31.08	34.54	32.28	29.54
Stock price closing price	31.62	34.51	37.07	34.21	34.21

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

	2006	2005	2004	2003	2002
Quarterly rate per common share(2)	$0.26	$0.26	$0.26	$0.255	$0.245
Yearly rate per common share	1.04	1.04	1.04	1.02	0.98

(1)	Reflects results of acquired businesses from the relevant acquisition dates and excludes results of discontinued operations. Gross profit is calculated as net sales less cost of sales, exclusive of depreciation and amortization.

*	Includes the following significant items affecting comparability:

•

For 2006: Integration, restructuring and impairment charges of $206.1 million (first quarter $16.6 million, second quarter 14.6 million, third quarter $6.6 million, fourth quarter $168.3 million); tax benefit of $23.5 million

•	For 2005: Integration, restructuring and impairment charges of $428.1 million (first quarter $14.7 million, second quarter $27.0 million, third quarter $6.8 million, fourth quarter $379.6 million)

(2)	Averages 2006, 2005 and 2004: $0.26 for all quarters; 2003: $0.25 first two quarters and $0.26 last two quarters; and 2002: $0.24 first two quarters and $0.25 last two quarters.

(3)	Full-year amounts do not equal the sum of the quarters due to rounding and a net loss in the fourth quarter.

Financial Summary

	2006	2005	2004	2003	2002
Net sales(1)	$9,316.6	$8,430.2	$7,156.4	$4,182.6	$4,247.2
Net earnings from continuing operations(1)*	402.6	95.6	264.9	188.5	136.8
Net earnings from continuing operations per diluted share(1)*	1.84	0.44	1.30	1.65	1.19
Income (loss) from discontinued operations	(2.0)	41.5	(80.0)	(12.0)	5.4
Net earnings(1)*	400.6	137.1	178.3	176.5	142.2
Net earnings per diluted share(1)*	1.83	0.63	0.88	1.54	1.24
Total assets	9,635.8	9,373.7	8,553.7	3,203.3	3,203.6
Long-term debt	2,358.6	2,365.4	1,581.2	750.4	752.9

(1)	Reflects results of acquired businesses from the relevant acquisition dates.

*	Includes the following significant items affecting comparability:

•

For 2006: net restructuring and impairment charges of $206.1 million, write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million and a tax benefit of $23.5 million;

•	For 2005: net restructuring and impairment charges of $419.8 million and acquisition-related charges of $8.3 million;

•

For 2004: net restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, write-down of investments in affordable housing of $14.4 million and a tax benefit of $37.6 million; see Note 12, Income Taxes, to the consolidated financial statements;

•

For 2003: net restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million; see Note 12, Income Taxes, to the consolidated financial statements; and

•

For 2002: net restructuring and impairment charges of $87.4 million, tax benefit from the settlement with the IRS on corporate-owned life insurance (COLI) of $30.0 million and a gain on sale of businesses and investments of $6.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the consolidated financial statements of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, which changed the method of accounting for pension and postretirement benefits as of December 31, 2006); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2007

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE II

Valuation and Qualifying Accounts

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	in millions
Allowance for trade receivable losses:
Balance, beginning of year	$61.3	$44.5	$26.3
Provisions charged to expense	29.0	24.1	25.9
Write-offs and other	(10.5)	(7.3)	(7.7)

Balance, end of year	$79.8	$61.3	$44.5

INDEX TO EXHIBITS

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.4	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006.

2.5	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on May 3, 1996)

3.2(a)	By-Laws (filed herewith)

3.2(b)	Amendment to By-Laws adopted February 23, 2007 (filed herewith)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.5	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.6	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.7	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004)*

10.9	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.10	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.11	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.12	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.13	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.14	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.15	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.16	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.17	Performance Share Unit Award Agreement for Mark A. Angelson (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.18	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005)*

10.23	Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.24	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.25	Amended and Restated Employment Agreement dated March 25, 2004 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.26	Employment Agreement dated January 27, 2004 between the Company and Suzanne S. Bettman (filed herewith)*

10.27	Employment Agreement dated February 5, 2007 between the Company and Miles W. McHugh (filed herewith)*

10.32	Trust Agreement, dated November 7, 2005, between the Company and Northern Trust Corporation (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.33	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

23.2	Consent of Duff and Phelps (filed herewith)

23.3	Consent of American Appraisal Associates (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Thomas J. Quinlan III, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Mark A. Angelson, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Thomas J. Quinlan III, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.