Form 10-Q
period 2007-03-31
RR Donnelley & Sons Co
filed 2007-05-09
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 220.1 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$299.6	$211.4
Restricted cash equivalents (Note 2)	34.8	—
Receivables, less allowance for doubtful accounts of $84.3 (2006—$79.8)	2,010.9	1,638.6
Inventories (Note 4)	626.0	501.8
Prepaid expenses and other current assets	89.5	70.4
Deferred income taxes	124.4	94.8

Total current assets	3,185.2	2,517.0

Property, plant and equipment—net (Note 5)	2,556.8	2,142.3
Goodwill (Note 6)	3,565.5	2,886.8
Other intangible assets—net (Note 6)	1,485.8	1,119.8
Prepaid pension cost	763.9	638.6
Other noncurrent assets	438.7	331.3

Total assets	$11,995.9	$9,635.8

LIABILITIES
Accounts payable	$918.7	$749.1
Accrued liabilities	965.0	839.2
Short-term and current portion of long-term debt (Note 14)	348.5	23.5

Total current liabilities	2,232.2	1,611.8

Long-term debt (Note 14)	3,601.8	2,358.6
Postretirement benefits	292.8	288.0
Deferred income taxes	860.0	604.1
Other noncurrent liabilities	730.1	645.4
Liabilities of discontinued operations (Note 3)	2.9	3.2

Total liabilities	7,719.8	5,511.1

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2007 and 2006	303.7	303.7
Additional paid-in capital	2,831.3	2,871.8
Retained earnings (Note 15)	1,669.0	1,615.0
Accumulated other comprehensive income	140.7	62.1
Treasury stock, at cost, 22.3 shares in 2007 (2006—24.2 shares)	(668.6)	(727.9)

Total shareholders’ equity	4,276.1	4,124.7

Total liabilities and shareholders’ equity	$11,995.9	$9,635.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net sales	$2,792.6	$2,266.9

Cost of sales (exclusive of depreciation and amortization shown below)	2,056.0	1,661.5
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	324.5	262.1
Restructuring and impairment charges—net (Note 7)	11.4	16.6
Depreciation and amortization	142.2	114.8

Total operating expenses	2,534.1	2,055.0

Income from continuing operations	258.5	211.9
Interest expense—net	53.4	34.8
Investment and other income (expense)—net	2.2	(0.8)

Earnings from continuing operations before income taxes and minority interest	207.3	176.3
Income tax expense	67.9	62.6
Minority interest	0.5	(0.5)

Net earnings from continuing operations	138.9	114.2
Loss from discontinued operations, net of tax	(0.1)	(2.3)

Net earnings	$138.8	$111.9

Earnings per share (Note 10):
Basic:
Net earnings from continuing operations	$0.64	$0.53
Loss from discontinued operations, net of tax	—	(0.01)

Net earnings	$0.64	$0.52

Diluted:
Net earnings from continuing operations	$0.63	$0.52
Loss from discontinued operations, net of tax	—	(0.01)

Net earnings	$0.63	$0.51

Dividends declared per common share	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	218.5	216.5
Diluted	220.5	217.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(In millions)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net earnings	$138.8	$111.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations	0.1	2.3
Impairment charges	0.1	0.4
Depreciation and amortization	142.2	114.8
Provision for doubtful accounts receivable	3.2	7.7
Share-based compensation	8.9	8.9
Deferred taxes	(4.8)	2.3
Loss on sale of property, plant and equipment	0.3	1.3
Other	3.7	6.6
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(20.0)	18.1
Inventories	(12.3)	(24.2)
Prepaid expenses and other current assets	(14.0)	(19.6)
Accounts payable	—	(54.3)
Accrued liabilities and other	(24.5)	(66.6)

Net cash provided by operating activities of continuing operations	221.7	109.6
Net cash used in operating activities of discontinued operations	(0.3)	(0.6)

Net cash provided by operating activities	221.4	109.0

INVESTING ACTIVITIES
Capital expenditures	(109.4)	(90.9)
Acquisition of businesses, net of cash acquired	(1,546.4)	—
Proceeds from sale of investments and other assets	0.9	0.8

Net cash used in investing activities	(1,654.9)	(90.1)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,244.2	—
Net change in short-term debt	324.7	5.7
Payments of current maturities and long-term debt	(4.1)	(19.5)
Debt issuance costs	(13.0)	—
Issuance of common stock, net	24.1	4.8
Acquisition of common stock	—	(0.7)
Dividends paid	(56.7)	(56.1)

Net cash provided by (used in) financing activities	1,519.2	(65.8)

Effect of exchange rate on cash flows and cash equivalents	2.5	0.9
Net increase (decrease) in cash and cash equivalents	88.2	(46.0)
Cash and cash equivalents at beginning of period	211.4	366.7

Cash and cash equivalents at end of period	$299.6	$320.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the Company’s current segment structure.

2. ACQUISITIONS

2007 Acquisitions

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including advanced digital content management and e-business services. Additionally, Banta provides a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. The purchase price for Banta was approximately $1,386.5 million, net of cash acquired of $38.6 million and including $13.5 million of acquisition costs and the assumption of $17.6 million of Banta’s debt. Banta is included in the Global Print Solutions segment with the exception of its premedia and labels operations, which are included in the Global Services segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a provider of consumer and business-to-business catalogs as well as consumer, trade, and association magazines. The purchase price for Perry Judd’s was approximately $177.1 million, net of cash acquired of $0.3 million and including acquisition costs of $2.5 million. Perry Judd’s is included in the Global Print Solutions segment.

These acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liability assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of identifiable intangible assets, property, plant and equipment, leases, deferred taxes and tax contingencies has not been completed. The preliminary purchase price allocation is as follows:

Restricted cash equivalents	$102.5
Accounts receivable	352.7
Inventories	111.0
Other current assets	40.2
Property, plant and equipment and other long-term assets	468.6
Amortizable intangible assets	387.0
Goodwill	639.1
Accounts payable and accrued liabilities	(308.5)
Postretirement and pension benefits and other long-term liabilities	(32.4)
Deferred taxes—net	(196.6)

Total purchase price—net of cash acquired	1,563.6
Debt assumed and not repaid	17.6
Net cash paid	$1,546.0

At March 31, 2007, restricted cash equivalents of $93.7 million, of which $58.9 million is classified in other noncurrent assets, are held in a trust to cover payments, both immediate and long-term, due to certain retired and former employees of Banta Corporation. This trust was funded by Banta in October 2006 after Banta received an unsolicited proposal from a third party other than the Company to acquire Banta. This unsolicited proposal automatically triggered a requirement for Banta to fund the trust to cover such payments. The trust was originally adopted by the Board of Directors of Banta in 1991.

2006 Acquisition

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services were closely related and complementary to the Company’s existing business process outsourcing resources. The purchase price for OfficeTiger was approximately $248.8 million, net of cash acquired of $5.6 million and including acquisition costs of $4.4 million. OfficeTiger is included in the Global Services segment.

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

Accounts receivable	$20.4
Other current assets	1.5
Property, plant and equipment and other long-term assets	7.2
Amortizable intangible assets	54.4
Goodwill	208.9
Accounts payable and accrued liabilities	(26.3)
Other long-term liabilities	(4.2)
Deferred taxes—net	(13.1)

Net cash paid	$248.8

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2007 presents the combined results of operations of the Company, Banta and Perry Judd’s as if the acquisition of each of Banta and Perry Judd’s had occurred at January 1, 2007 and January 1, 2006. The pro forma information for the three months ended March 31, 2006 also reflects the acquisition of OfficeTiger as if the acquisition of OfficeTiger had occurred at January 1, 2006.

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

	Three Months Ended March 31,
	2007	2006
Net sales	$2,842.7	$2,745.0
Net earnings	134.3	104.1
Earnings per share:
Basic	$0.61	$0.48
Diluted	$0.61	$0.48

The unaudited pro forma results for the three months ended March 31, 2007 and 2006 include $27.2 million and $26.9 million, respectively, for the amortization of purchased intangibles. The pro forma financial information for the three months ended March 31, 2007 and 2006 also includes net restructuring and impairment charges of $11.4 million and $16.6 million, respectively (see Note 7).

3. DISCONTINUED OPERATIONS AND DIVESTITURES

On December 22, 2005 the Company sold its Peak Technologies business (“Peak”), which was formerly reported in the Global Services segment. On October 29, 2004, the Company sold its package logistics business. Both Peak and the package logistics business have been reported as discontinued operations for all periods presented. As of March 31, 2007 and December 31, 2006, the Company had remaining liabilities for contractual obligations related to these discontinued businesses of $2.9 million and $3.2 million, respectively. These liabilities have been classified separately in the Condensed Consolidated Balance Sheets as liabilities of discontinued operations.

Included in the net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 are the following:

	Three Months Ended March 31,
	2007	2006
Net sales	$—	$—
Income tax benefit	—	(1.2)
Loss from discontinued operations, net of tax	(0.1)	(2.3)

4. INVENTORIES

	March 31, 2007	December 31, 2006
Raw materials and manufacturing supplies	$291.0	$229.6
Work-in-process	182.9	135.0
Finished goods	223.2	207.5
LIFO reserves	(71.1)	(70.3)

	$626.0	$501.8

5. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2007	December 31, 2006
Land	$93.1	$70.4
Building	1,115.3	1,004.4
Machinery and equipment	5,428.3	5,103.3

	6,636.7	6,178.1
Less: Accumulated depreciation	(4,079.9)	(4,035.8)

Total	$2,556.8	$2,142.3

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $5.2 million at March 31, 2007 and $0.9 million at December 31, 2006. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets and have been assessed for impairment based on their estimated fair value, less estimated costs to sell.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill	December 31, 2006	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	March 31, 2007
Global Print Solutions	$575.1	$—	$618.2	$4.8	$1,198.1
Global Services	2,311.7	—	20.9	34.8	2,367.4

	$2,886.8	$—	$639.1	$39.6	$3,565.5

Other Intangible Assets	Gross Carrying Amount at January 1, 2007	Additions During the Year	Accumulated Amortization and Foreign Exchange	March 31, 2007	Weighted- Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$(21.5)	$0.4	1.4 years
Patents	98.3	—	(37.7)	60.6	5.0 years
Customer relationship intangibles	839.0	387.0	(140.8)	1,085.2	11.7 years
Trade names	38.3	—	(3.4)	34.9	11.4 years
Indefinite-lived trade names	304.7	—	—	304.7	Indefinite

	$1,302.2	$387.0	$(203.4)	$1,485.8

Amortization expense for other intangible assets was $26.2 million and $17.0 million for the three months ended March 31, 2007 and 2006, respectively. Estimated future annual amortization expense, excluding pending acquisitions, will be approximately $109.0 million for 2008, $108.0 million for 2009, 2010 and 2011, and $96.0 million for 2012.

7. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2007 and 2006, the Company recorded the following net restructuring and impairment charges:

	March 31, 2007				March 31, 2006
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Global Print Solutions	$4.3	$—	$—	$4.3	$5.3	$(0.1)	$—	$5.2
Global Services	1.6	1.3	0.1	3.0	4.2	0.8	0.4	5.4
Corporate	3.4	0.7	—	4.1	4.0	2.0	—	6.0

	$9.3	$2.0	$0.1	$11.4	$13.5	$2.7	$0.4	$16.6

For the three months ended March 31, 2007, the Company recorded net restructuring charges of $9.3 million for employee termination costs for 198 employees, 123 of whom were terminated as of March 31, 2007, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $2.0 million for the three months ended March 31, 2007 and impairment charges of $0.1 million.

For the three months ended March 31, 2006, the Company recorded net restructuring charges of $13.5 million for employee termination costs for 297 employees, all of whom were terminated as of March 31, 2007, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $2.7 million for the three months ended March 31, 2006 and impairment charges of $0.4 million.

Restructuring Costs Capitalized as a Cost of Acquisition

During the first quarter of 2007, the Company recorded $62.0 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Banta and Perry Judd’s.

Restructuring Reserve

In addition to the 2007 restructuring actions, the Company initiated various restructuring actions in 2006 and prior years, which included the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of March 31, 2007 is as follows:

		Restructuring Cost, Net
	December 31, 2006	Charged to Results of Operations	Capitalized as a Cost of Acquisitions	Cash Paid	March 31, 2007
Employee terminations	$26.2	$9.3	$61.0	$13.7	$82.8
Other	9.1	2.0	1.0	3.3	8.8

	$35.3	$11.3	$62.0	$17.0	$91.6

The restructuring reserves classified as “other” consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by March 2008.

8. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Pension expense
Service cost	$23.6	$19.9
Interest cost	37.8	32.4
Expected return on assets	(60.4)	(51.3)
Amortization, net	(0.9)	0.7
Settlement	0.6	—
Curtailment	—	—

Net pension expense	$0.7	$1.7

Postretirement benefits expense
Service cost	$3.0	$3.1
Interest cost	7.2	7.5
Expected return on assets	(3.8)	(4.0)
Amortization, net	(2.3)	(2.1)

Net postretirement benefits expense	$4.1	$4.5

In accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), the Company adopted the provisions requiring a fiscal year-end measurement date. Because the Company’s previous measurement date was September 30, 2006, this change required the company to perform a new valuation of the pension and postretirement obligation and assets at December 31, 2006. As part of this valuation, the Company updated its assumed discount rates. The weighted-average discount rate used to calculate net periodic benefit expense for pension and postretirement benefits was 5.7% and 5.8%, respectively at December 31, 2006 and 5.6% and 5.7%, respectively at September 30, 2006. All other assumptions used to calculate net periodic benefit expense remain unchanged from the September 30, 2006 measurement date. The impact of the measurement date change is as follows:

	September 30, 2006 Measurement Date	Effect of Change in Measurement Date	December 31, 2006 Measurement Date
Pension asset	$638.6	$95.3	$733.9
Accrued pension and postretirement liability	(460.7)	4.3	(456.4)
Deferred income taxes	(87.8)	(39.3)	(127.1)
Accumulated other comprehensive income	(43.1)	(63.7)	(106.8)
Retained Earnings	—	3.4	3.4

9. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units.

The total compensation expense related to all share-based compensation plans was $8.9 million for both the three months ended March 31, 2007 and 2006.

Stock Options

The Company granted 467,000 stock options during the three months ended March 31, 2007. The fair value of each stock option award is estimated on the date of grant using the Black Scholes Option Pricing Model. The Company did not grant stock options during the three months ended March 31, 2006. The fair value of these stock options was determined using the following assumptions for the first quarter of fiscal 2007:

Three Months Ended March 31, 2007
Expected volatility	20.34%
Risk-free interest rate	4.52%
Expected life (years)	7.00
Expected dividend yield	2.85%

The weighted average grant date fair value of these options was $7.84 per stock option.

The following table is a summary of the Company’s stock option activity:

	Shares (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2006	7,545	$28.88	4.5
Granted	467	36.52	10.0
Exercised	(883)	24.93
Cancelled/forfeited/expired	(65)	30.72	—

Outstanding at March 31, 2007	7,064	$29.86	4.7	$47.5
Exercisable at March 31, 2007	5,977	$29.01	4.0	$45.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of three month period ended March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount will change in future periods based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 was $10.7 million.

Compensation expense recognized related to stock options for the three months ended March 31, 2007 and 2006 was $0.8 million and $0.9 million, respectively. As of March 31, 2007, $6.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of March 31, 2007 and December 31, 2006 and changes during the three months ended March 31, 2007 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,354	$32.55
Granted	1,008	32.92
Vested	(539)	32.32
Forfeited	(16)	32.97

Nonvested at March 31, 2007	1,807	$32.86

Compensation expense recognized related to restricted stock awards and restricted stock units for the three months ended March 31, 2007 and 2006 was $6.2 million and $4.5 million, respectively. As of March 31, 2007, there was $48.0 million of unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Performance Share Unit Awards

Nonvested performance share unit awards as of March 31, 2007 and December 31, 2006 and changes during the three months ended March 31, 2007 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,305	$30.68
Granted	275	33.66
Vested	(1,305)	30.68
Forfeited	—	—

Nonvested at March 31, 2007	275	$33.66

During the three months ended March 31, 2007, a total of 435,000 performance share unit awards with a payout of 1,305,000 shares vested upon the achievement of all previously established performance targets. Additionally, the Company granted new performance share unit awards to certain senior officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. A total of 110,000 nonvested performance share unit awards were outstanding as of March 31, 2007 with a potential payout ranging from 55,000 shares to 275,000 shares should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. Compensation expense is currently being recognized based on a potential payout of 110,000 performance share unit awards.

Compensation expense recognized related to performance share unit awards for the three months ended March 31, 2007 and 2006 was $1.9 million and $3.5 million, respectively. As of March 31, 2007, there was $3.7 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted average period of 3.0 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. The Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to 10 million shares.

10.	EARNINGS PER SHARE

	Three Months Ended March 31,
	2007	2006
Net earnings	$138.8	$111.9
Basic:
Weighted average number of common shares outstanding	218.5	216.5

Net earnings per share – basic	$0.64	$0.52

Diluted:
Dilutive options and awards (a)	2.0	1.3
Diluted weighted average number of common shares outstanding	220.5	217.8

Net earnings per share – diluted	$0.63	$0.51

Cash dividends paid per common share	$0.26	$0.26

(a)	For the three months ended March 31, 2007 and 2006, 1.1 million and 3.3 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

11.	COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2007	2006
Net earnings, as reported	$138.8	$111.9
Translation adjustments	9.2	0.4
Unrealized loss on investments, net of tax	(0.1)	(0.1)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(2.7)	—
Change in fair value of derivatives, net of tax	8.5	(5.5)

Comprehensive income	$153.7	$106.7

For the three months ended March 31, 2007, the changes in other comprehensive income were net of tax benefits of $0.9 million related to unrealized foreign currency gains, $6.4 million related to changes in the fair value of derivatives and $1.5 million for the adjustment for net periodic pension and postretirement benefit cost.

12.	SEGMENT INFORMATION

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

Global Print Solutions. The Global Print Solutions segment consists of the following:

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

•

Global Turnkey Solutions: Provides outsourcing capabilities including materials sourcing, product configuration, customized kitting and order fulfillment to technology companies and medical device manufacturers in North America, Europe and Asia.

Global Services. The Global Services segment consists of short-run and variable print, business process outsourcing and related services as follows:

•

Digital Solutions: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications sectors.

•

Financial print: Provides information management, content assembly and print services to a diversified customer base for financial and investor communications documents. Examples of materials include annual reports, regulatory documents for corporate transactions and securities offerings, securities compliance filings and marketing communications.

•

RR Donnelley Global Document Solutions: Provides business process outsourcing services, transactional print and mail services, data and print management and document production, primarily in the United Kingdom. This business also provides direct mail and marketing support services in Europe.

•	OfficeTiger: Provides integrated business process outsourcing and transaction processing services through its operations in North America, Europe, India, the Philippines and Sri Lanka.

•

Forms, Labels and Statement Printing: Designs and manufactures paper-based forms, labels and printed office products, and provides print management and other related services from facilities located in North America. This business also includes the Company’s Canadian operations, which produce forms, labels, commercial print and outsourced statements and provide logistics services. Additionally, this business includes the Company’s statement printing business (formerly business communication services), which offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Latin America: Provides print and print-related services to the book, consumer magazine and catalog sectors; also designs and manufactures paper-based forms and labels.

Corporate. Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, it includes certain costs and earnings of employee benefit plans that are not allocated to operating segments, primarily components of net pension and post-retirement benefits expense other than service cost. The Company has disclosed income (loss) from continuing operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the condensed consolidated financial statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2007
Global Print Solutions	$1,848.9	$(27.1)	$1,821.8	$225.5	$5,833.5	$90.9	$90.8
Global Services	977.3	(6.5)	970.8	87.3	4,939.8	42.6	14.4

Total operating segments	2,826.2	(33.6)	2,792.6	312.8	10,773.3	133.5	105.2
Corporate	—	—	—	(54.3)	1,222.6	8.7	4.2

Total continuing operations	$2,826.2	$(33.6)	$2,792.6	$258.5	$11,995.9	$142.2	$109.4

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2006 (Reclassified)
Global Print Solutions	$1,398.9	$(27.1)	$1,371.8	$177.2	$3,731.5	$67.6	$76.4
Global Services	899.4	(4.3)	895.1	83.1	4,539.8	39.4	11.2

Total operating segments	2,298.3	(31.4)	2,266.9	260.3	8,271.3	107.0	87.6
Corporate	—	—	—	(48.4)	1,111.1	7.8	3.3

Total continuing operations	$2,298.3	$(31.4)	$2,266.9	$211.9	$9,382.4	$114.8	$90.9

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

From time to time, customers of the Company or others file voluntary petitions for reorganization under the United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return to the bankruptcy administrator. In addition, the Company is a party to certain litigation and claims arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not be material in relation to the Company’s annual consolidated results of operations, financial position or cash flows.

14. DEBT

The	Company’s debt consists of the following:

	March 31, 2007	December 31, 2006
Commercial paper	300.1	—
3.75% senior notes due April 1, 2009	399.8	399.7
4.95% senior notes due May 15, 2010	499.2	499.1
5.625% senior notes due January 15, 2012	624.1	—
4.95% senior notes due April 1, 2014	598.3	598.3
5.50% senior notes due May 15, 2015	499.3	499.3
6.125% senior notes due January 15, 2017	620.2	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	60.3	36.7

Total debt	3,950.3	2,382.1
Less: current portion	(348.5)	(23.5)

Long-term debt	$3,601.8	$2,358.6

On January 8, 2007, the Company issued $625.0 million principal amount of 5.625% notes due January 15, 2012 and $625.0 million principal amount of 6.125% notes due January 15, 2017. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2007. The net proceeds from the offering were used to pay a portion of the purchase price of the acquisition of Banta Corporation. The notes were issued at a discount of $5.8 million.

As of March 31, 2007, the Company had $300.1 million of borrowings under its commercial paper program. The weighted average interest rate on commercial paper for the quarter ended March 31, 2007 was 5.4%.

15. INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Upon adoption, the Company recorded increases to other noncurrent liabilities, goodwill and other noncurrent assets of $82.8 million, $27.6 million and $1.4 million, respectively, and decreases to accrued liabilities and noncurrent deferred income tax liabilities of $15.1 million and $13.8 million, respectively. The net effect of these changes to assets and liabilities of $24.9 million was recorded as a cumulative effect adjustment to reduce retained earnings.

As of January 1, 2007, the date of adoption of FIN 48, and March 31, 2007, the Company had $224.9 million and $224.3 million, respectively, of unrecognized tax benefits. Of these unrecognized tax benefits at January 1, 2007, $94.2 million if recognized, would decrease the effective income tax rate and increase net income. The impact on net income reflects the reduction of unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of January 1, 2007, it is reasonably possible that the total amounts of unrecognized tax benefits will significantly decrease within 12 months by as much as $7.8 million due to resolution of audits or statute expirations related to state tax positions and $4.2 million due to non-US tax exposures in which the Company has reached tentative settlement with local taxing authorities.

The Company has tax years from 1998 that remain open and subject to examination by the IRS and state taxing authorities. The Company also has tax years from 1998 that remain subject to examination by major foreign tax jurisdictions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 was $3.6 million. Penalties in the amount of $0.2 million were recognized for the three months ended March 31, 2007. Accrued interest of $69.8 million and $73.4 million related to income tax uncertainties was recognized as a component of other noncurrent liabilities on the Condensed Consolidated Balance Sheet at January 1, 2007 and March 31, 2007, respectively. Accrued penalties of $2.7 million and $2.9 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheet at January 1, 2007 and March 31, 2007, respectively.

16. PENDING ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, upon recognition or at specified other election dates, to measure eligible financial assets and liabilities at fair value (the “fair value option”). This election is made on an instrument-by-instrument-basis and unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings for each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, annual results of operations or cash flows has not been finalized.

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

BUSINESS ACQUISITIONS

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a privately-owned printer of magazines and catalogs with long- and short-run capabilities for producing consumer and business-to-business catalogs as well as consumer, trade and association magazines. Perry Judd’s is included in the Global Print Solutions segment.

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including advanced digital content management and e-business services. Additionally, Banta provides a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. Banta is included in the Global Print Solutions segment with the exception of its premedia and labels operations, which are included in the Global Services segment.

On January 3, 2007, the Company signed a definitive agreement to acquire Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. The Company believes this acquisition will offer our customers enhanced responsiveness, as well as the ability to leverage our leading catalog, premedia, logistics and other production and service resources. The all cash deal is expected to close in the spring of 2007. Von Hoffmann is expected to be included in the Global Print Solutions segment.

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger is included in the Global Services segment.

DISCONTINUED OPERATIONS

In December 2005, the Company sold its Peak Technologies business (“Peak”), which was acquired in the 2004 acquisition of Moore Wallace Incorporated. In October 2004, the Company sold its package logistics business. For all periods presented, these businesses have been classified as discontinued operations in the condensed consolidated financial statements.

SEGMENT DESCRIPTION

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and business units, reflecting the changes described above, are summarized below:

Global Print Solutions. The Global Print Solutions segment consists of the following:

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

•

Global Turnkey Solutions: Provides outsourcing capabilities including materials sourcing, product configuration, customized kitting and order fulfillment to technology companies and medical device manufacturers in North America, Europe and Asia.

Global Services. The Global Services segment consists of short-run and variable print, business process outsourcing and related services as follows:

•

Digital Solutions: Offers conventional and digital photography, creative, color matching, page production and content management services to the advertising, catalog, corporate, magazine, retail and telecommunications sectors.

•

Financial print: Provides information management, content assembly and print services to a diversified customer base for financial and investor communications documents. Examples of materials include annual reports, regulatory documents for corporate transactions and securities offerings, securities and compliance filings and marketing communications.

•

RR Donnelley Global Document Solutions: Provides business process outsourcing services, transactional print and mail services, data and print management and document production, primarily in the United Kingdom. This business also provides direct mail and marketing support services in Europe.

•	OfficeTiger: Provides integrated business process outsourcing and transaction processing services through its operations in North America, Europe, India, the Philippines and Sri Lanka.

•

Forms, Labels and Statement Printing: Designs and manufactures paper-based forms, labels and printed office products, and provides print management and other related services from facilities located in North America. This business also includes the Company’s Canadian operations, which produce forms, labels, commercial print and outsourced statements and provide logistics services. Additionally, this business includes the Company’s statement printing business (formerly business communication services), which offers customized, variably-imaged business communications, including account statements, customer invoices, insurance policies, enrollment kits, transaction confirmations and database services, primarily to the financial services, telecommunications, insurance and healthcare industries.

•	Latin America: Provides print and print-related services to the book, consumer magazine and catalog sectors; also designs and manufactures paper-based forms and labels.

Corporate. Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, it includes certain costs and earnings of employee benefit plans that are not allocated to operating segments, primarily components of net pension and post-retirement benefits expense other than service cost.

EXECUTIVE SUMMARY

Financial Performance: Three Months Ended March 31, 2007

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the three months ended March 31, 2007, from the three months ended March 31, 2006, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings	Net Earnings Per Diluted Share
For the three months ended March 31, 2006	$211.9	9.3%	$111.9	$0.51
2007 restructuring and impairment charges – net	(11.4)	(0.4)%	(7.0)	(0.03)
2006 restructuring and impairment charges – net	16.6	0.8%	10.2	0.05
Discontinued operations			2.2	0.01
Operations	41.4	(0.4)%	21.5	0.09

For the three months ended March 31, 2007	$258.5	9.3%	$138.8	$0.63

2007 restructuring and impairment charges – net: included pre-tax charges of $9.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.0 million of other restructuring costs, primarily lease termination costs; and $0.1 million for impairment of long-lived assets.

2006 restructuring and impairment charges – net: included pre-tax charges of $13.5 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.7 million of other restructuring costs, primarily lease termination costs; and $0.4 million for impairment of long-lived assets.

Discontinued operations: reflects certain ongoing costs related to a facility previously occupied by the Company’s package logistics business including costs resulting from a sub-lessee bankruptcy in 2006.

Operations: reflects higher operating income in the Global Print Solutions segment, primarily driven by the Banta acquisition, higher volume and productivity, and improved operating income in the Global Services segments which was primarily driven by strong performance in the financial print business, partially offset by higher interest expense. See further details in the review of operating results by segment that follows.

Successes

During the first quarter of 2007, the Company made significant progress in its integration of the Banta and Perry Judd’s acquisitions. Net sales from these acquired businesses were approximately $417 million, an increase of approximately 3.5% from their combined pre-acquisition pro forma revenues in the first quarter of 2006. Due to the sales increase combined with the benefits of restructuring and other cost reduction actions, these acquisitions were accretive to the Company’s net earnings in the quarter.

Excluding the impact of Banta, Perry Judd’s and OfficeTiger acquisitions, net sales growth was 3.6%. This growth was driven by strong volume in financial print, short-run commercial print, Asia, book, logistics and Latin America. In addition, favorable foreign exchange impacts resulted in growth in Europe net sales.

The Company also continued to achieve productivity benefits resulting from restructuring actions, investments in equipment and technology, and procurement savings. These savings more than offset the impact of competitive price pressure and inflation-driven cost increases. As a result, the Company’s operating margin remained consistent with the first quarter of 2006, despite the impact of the acquisitions of Banta and Perry Judd’s, which historically had lower margins.

Challenges

Net sales in forms, labels and statement printing, included in the Global Services segment, declined in the first quarter of 2007 as compared to 2006. The decline was mainly caused by customer losses and volume declines in statement printing. The loss of these customers is expected to result in further volume declines throughout 2007. Management has implemented cost controls partially to offset the impact of these declines and a refocused sales effort is in place to regain momentum in this industry segment.

On May 14, 2007, new postage rates will go into effect for all mail classes in the United States under approved Postal Rate Case 2006-1. When implemented, the new rates will substantially increase the cost of standard mail, which is a significant component of many customers’ cost structures. This cost increase could have significant impact on several operations including statement printing in the Global Services segment and direct mail, magazine, catalog and retail and logistics in the Global Print Solutions segment. Management is developing plans to mitigate the financial effect of this postage increase and will evaluate any long-term impact it might have on volume.

OUTLOOK

Competition and Strategy

The print and related services environment is highly competitive and in general tends to have excess capacity. Despite some recent consolidation, the printing industry remains large and highly fragmented, and the industry is projecting only modest growth over the next several years. Across the Company’s segments, competition is based primarily on price in addition to quality and the ability to service the special needs of customers. The Company expects competition in most sectors served by the Company to remain intense in coming years. In this environment, the Company believes it needs to continue to maintain and enhance operating margins through productivity initiatives and by offering higher-value products and services.

Technological changes, including the electronic distribution of documents and data and the on-line distribution and hosting of media content, advances in digital printing, print-on-demand, and internet technologies continue to impact the market for the Company’s products and services. The Company seeks to leverage distinctive capabilities to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers.

The Company seeks to leverage its position and size to generate continued productivity improvements and enhance the value the Company delivers to its customers. The Company continues to enhance its products and services through the successful integration of recently announced acquisitions that offer both increased breadth and depth of products and services and create additional scale advantages. To attain its productivity goals, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve the efficiency of its operations. These initiatives include the restructuring and integration of operations, the expansion of internal sales efforts, leveraging the Company’s global infrastructure, streamlining administrative and support activities, integrating common systems and the disposal of non-core operations. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future restructuring or impairment charges, which may be substantial. Management also reviews its operations on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Global Print Solutions segment. Historically, the Company’s magazine, catalog, retail and book operations generate higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes. Compared to 2006, the Company expects a slightly higher impact from seasonal increases in sales volume in 2007, primarily due to its recent acquisitions.

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

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes its logistics services will continue to be able to pass on a substantial portion of increases in fuel prices directly to our customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for certain of the Company’s operations. The Company cannot predict the impact that possible future energy price increases may have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. The Company’s logistics services manage distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. In December 2006, the United States Congress passed the Postal Accountability and Enhancement Act (“the Act”). The Act provides a mechanism for controlling pricing that will replace a lengthy rate-setting process with more predictable, manageable price adjustments, held at or below the rate of inflation with a cap tied to the consumer price index. This new pricing mechanism is expected to be established by the Postal Regulatory Commission 18 months after the legislation is signed into law. Additionally, a postal rate increase will go into effect on May 14, 2007 that is not part of the Act. The Company’s logistics services is well-positioned to adapt to changes in the mailing industry.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

Results Of Operations For The Three Months Ended March 31, 2007 As Compared To The Three Months Ended March 31, 2006

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales (1)		Income (Loss) From Continuing Operations (1)
	Three Months Ended March 31,
	2007	2006	2007	2006
	(in millions)
Global Print Solutions	$1,821.8	$1,371.8	$225.5	$177.2
Global Services	970.8	895.1	87.3	83.1

Total operating segments	2,792.6	2,266.9	312.8	260.3
Corporate	—	—	(54.3)	(48.4)

Total continuing operations	$2,792.6	$2,266.9	$258.5	$211.9

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the three months ended March 31, 2007 increased $525.7 million, or 23.2%, to $2,792.6 million versus the same period in the prior year. Of this increase, approximately 85% was due to the acquisitions of Banta, Perry Judd’s and OfficeTiger and $29.0 million resulted from changes in foreign exchange rates. In addition, the increase in net sales was driven by volume growth in both segments. In the Global Print Solutions segment, volume increases were seen in commercial, book, logistics and Asia. In the Global Services segment, net sales increases were driven by financial print and Latin America.

Income from continuing operations for the three months ended March 31, 2007 was $258.5 million, an increase of 22.0% compared to the three months ended March 31, 2006. The increase was driven by the increase in net sales, productivity efforts and the benefits achieved from procurement savings and restructuring activities, partially offset by increased depreciation and amortization expense.

Cost of sales (exclusive of depreciation and amortization) increased $394.5 million to $2,056.0 million for the three months ended March 31, 2007 versus the same period in the prior year primarily due to acquisitions and the increased net sales volume. Cost of sales as a percentage of consolidated net sales increased from 73.3% to 73.6%.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $62.4 million to $324.5 million for the three months ended March 31, 2007 versus the same period in the prior year primarily due to the acquisitions and other net sales increases. Selling, general and administrative expenses as a percentage of consolidated net sales remained flat at 11.6%.

For the three months ended March 31, 2007, the Company recorded a net restructuring and impairment provision of $11.4 million compared to $16.6 million in the same period of 2006. In 2007, these charges included $9.3 million for workforce reductions of 198 people (of which 123 were terminated as of March 31, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $2.0 million of other restructuring costs primarily related to lease terminations in exited facilities. Restructuring charges for the three months ended March 31, 2006 included $13.5 million related to work force reductions of 297 people (all of whom were terminated as of March 31, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $2.7 million of other restructuring costs primarily related to lease terminations in exited facilities. Management believes that certain restructuring activities will continue throughout the remainder of 2007 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $27.4 million to $142.2 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to acquisitions. Depreciation and amortization includes $26.2 million and $17.0 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended March 31, 2007 and 2006, respectively.

Net interest expense increased by $18.6 million for the three months ended March 31, 2007 versus the same period in 2006, primarily due to the issuance of approximately $1.3 billion of debt in January 2007 and increased short-term borrowings to finance the acquisitions of Banta and Perry Judd’s.

Net investment and other income (expense) for the three months ended March 31, 2007 and 2006 was $2.2 million and ($0.8) million, respectively. Included in net investment and other income (expense) were charges of $0.3 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. In addition, the Company recorded a gain of $1.1 million for the three months ended March 31, 2007 for the portion of the changes in fair value of derivative financial instruments that was ineffective as a net investment hedge.

The effective income tax rate for the three months ended March 31, 2007 was 32.8% compared to 35.5% in the same period of 2006. The decrease primarily reflects an increased benefit from the domestic manufacturing deduction and the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions.

Net earnings from continuing operations for the three months ended March 31, 2007 was $138.9 million or $0.63 per diluted share compared to $114.2 million or $0.52 per diluted share for the three months ended March 31, 2006. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 2.7 million.

The net loss from discontinued operations for the three months ended March 31, 2007 was $0.1 million compared to $2.3 million for the same period in 2006, which primarily reflected costs resulting from a subtenant bankruptcy related to a facility previously occupied by the Company’s package logistics business.

Global Print Solutions

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Print Solutions segment:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net sales	$1,821.8	$1,371.8
Income from continuing operations	225.5	177.2
Operating Margin	12.4%	12.9%
Items impacting comparability:
Restructuring and impairment charges—net	4.3	5.2

Net sales for the Global Print Solutions segment for the three months ended March 31, 2007 were $1,821.8 million, an increase of $450 million, or 32.8%, compared to the same period in 2006. Of this increase, approximately 90% was due to the acquisitions of Banta and Perry Judd’s. The remaining increase resulted from volume increases and favorable foreign exchange rates, partially offset by downward price pressures. Excluding the acquisition impact, net sales of magazines, catalogs and retail inserts declined due to product mix and lower pricing on major customer contracts. Book sales increased reflecting higher volume in consumer books, partially offset by lower prices on major customer contract renewals. Net sales for directories decreased, primarily due to continued pricing pressure and the impact of major contract renewals. Logistics services increased primarily due to volume growth on new and existing customers, higher prices and fuel surcharges. Declines in direct mail reflect lower volume from key customers. Commercial printing sales increased as a result of increased volume from large corporate customers. Substantially all of the net sales increase in Europe resulted from foreign exchange rates. In Asia, net sales improvement was due to gains in book production mainly for the U.S. and Europe markets, as well as continued growth with telecommunications and technology customers.

Global Print Solutions’ income from continuing operations increased $48.3 million, driven by the impact of acquisitions, higher volume and improved productivity, partially offset by the impact of competitive price pressures. Operating margins in the Global Print Solutions Segment decreased as a percent of sales from 12.9% to 12.4% for the three months ended March 31, 2007. The margin decrease resulted from the acquisitions of Banta and Perry Judd’s, both of which had lower margins than the segment’s historical margins. In addition, acquisitions resulted in $7.1 million of incremental amortization expense on intangible assets, which reduced operating margins by 40 basis points.

Global Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Services segment:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net sales	$970.8	$895.1
Income from continuing operations	87.3	83.1
Operating Margin	9.0%	9.3%
Items impacting comparability:
Restructuring and impairment charges—net	3.0	5.4

Net sales for the Global Services segment for the three months ended March 31, 2007 were $970.8 million, an increase of $75.7 million, or 8.5%, compared to the same period in 2006. Of this increase, approximately 60% was due to the acquisitions of OfficeTiger and Banta. The remaining increase in net sales was primarily driven by strong volume growth across most of the segment, partially offset by competitive price pressure. Financial print net sales increased significantly, primarily driven by domestic and international capital markets transactions and global investment company compliance services. Global Document Solutions net sales increased over 2006, primarily due to favorable foreign exchange and volume growth in the statement outsourcing business, partially offset by the volume declines in direct mail. Forms, labels and statement printing net sales decreased primarily due to volume declines in statement printing, partially offset by higher forms and labels revenues in both the U.S. and Canada. Net sales increased in Latin America as a result of stronger volume, primarily commercial print. Digital solutions net sales increased from the prior year, driven primarily by the Banta acquisition.

Income from continuing operations increased $4.2 million primarily due to volume growth and productivity efforts, partially offset by the ongoing impact of competitive price pressures. Operating margins as a percentage of sales decreased from 9.3% to 9.0% for the three months ended March 31, 2007 due to the impact of the Banta and OfficeTiger acquisitions and continued price pressure.

Corporate

Corporate operating expenses increased $5.9 million to $54.3 million for the three months ended March 31, 2007. The increase in expense in the first quarter of 2007 reflected higher information technology and incentive compensation expense partially offset by cost reductions from productivity efforts and restructuring actions. Corporate restructuring charges of $4.1 million in the three months ended March 31, 2007 primarily reflect the employee termination costs of actions taken to streamline operations. Corporate restructuring charges of $6.0 million in the three months ended March 31, 2006 primarily related to actions taken to reorganize certain operations and the relocation of the global headquarters within Chicago.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $299.6 million at March 31, 2007, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $221.7 million for the three months ended March 31, 2007, compared to net cash provided by operating activities of continuing operations of $109.6 million for the same period last year. The increase reflects the impact of higher earnings driven by volume growth and productivity efforts and the impact of acquisitions. Additionally, a smaller reduction in accounts payable and accrued liabilities due to the timing of vendor and customer contract payments, respectively, partially offset by a larger increase in accounts receivable contributed to the increase in operating cash flow.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the three months ended March 31, 2007 was $1,654.9 million versus net cash used in investing activities of continuing operations of $90.1 million for the three months ended March 31, 2006. Net cash used for acquisition of businesses in the three months ended March 31, 2007 included $1,546.4 million for the acquisition of Banta and Perry Judd’s. Capital expenditures were $109.4 million, an increase of $18.5 million compared to the first quarter of 2006. The increase reflects increased investment in expansion projects to support increased volume in the Global Print Solutions’ Asian and European businesses and capital spending at acquired businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2007 will be between $450 and $475 million.

Cash Flows From Financing Activities

Net cash provided by financing activities of continuing operations for the three months ended March 31, 2007 was $1,519.2 million compared to net cash used in financing activities of $65.8 million in the same period of 2006. The Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. The net change in short-term debt was a cash inflow of $324.7 million in the three months ended March 31, 2007 due to the issuance of commercial paper related to the Banta and Perry Judd’s acquisitions.

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for the three months ended March 31, 2007 was $0.3 million, consisting of lease and maintenance payments related to facilities vacated by the Company’s package logistics business.

Dividends

On January 11, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, and the total amount of $56.7 million was paid on March 1, 2007 to shareholders of record on January 26, 2007. On April 17, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2007 to shareholders of record on May 11, 2007.

Capital Resources

The Company has a $2.0 billion unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. The Company pays an annual commitment fee of 0.08% on the total unused portion of the Facility. As of March 31, 2007, there were no borrowings under the Facility. The Company also has $245.4 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2007, the Company had $56.8 million in outstanding letters of credit, of which $28.7 million reduced availability under the Company’s credit facilities. At March 31, 2007, approximately $2.2 billion was available under the Company’s credit facilities. Additionally, as of March 31, 2007, there were $300.1 million of borrowings under the Company’s $2.0 billion commercial paper program.

On January 8, 2007, the Company issued $625 million of 5.625% notes due January 15, 2012 and $625 million of 6.125% notes due January 15, 2017. On January 9, 2007, the Company completed its acquisition of Banta for approximately $1.4 billion in cash. The Company financed this acquisition with the proceeds from the issuance of the notes described previously and short-term borrowings under its commercial paper program.

On January 24, 2007, the Company acquired Perry Judd’s, a privately-owned printer of magazines and catalogs, for a purchase price of approximately $177 million. The Company financed this acquisition with existing cash on hand and through issuances of commercial paper.

On January 3, 2007, the Company signed a definitive agreement to acquire Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation for a purchase price of approximately $412 million. The Company expects to finance this acquisition through the issuance of commercial paper and with existing cash on hand.

The Company was in compliance with its debt covenants as of March 31, 2007.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed rate debt. As of March 31, 2007, substantially all of the Company’s outstanding term debt was comprised of fixed-rate debt. The Company’s acquisitions of Banta and Perry Judd’s were financed through the issuance of fixed rate debt and commercial paper in the first quarter of 2007. The Company’s planned acquisition of Von Hoffmann is expected to be financed through the issuance of commercial paper and cash on hand. As a result, the Company’s variable rate debt is expected to increase. However, the Company’s exposure to interest rate risk is expected to be minimal due to the majority of its debt being fixed rate.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of March 31, 2007, the aggregate notional amount of outstanding forward contracts was approximately $143.5 million. Unrealized gains and losses from these foreign currency contracts were not significant at March 31, 2007. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $1,176.3 million; British pound sterling (“GBP”) 395.0 million, which exchange GBP for U.S. dollars, Eurodollar (“EUR”) 182.7 million, which exchange EUR for U.S. dollars and GBP 125.0 million, which exchange GBP for EUR. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. These swaps expire in 2010 ($682.5 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $500.5 million of the swaps as a hedge of a net investment of GBP and EUR denominated foreign operations. At March 31, 2007, the fair market value of these cross currency swaps of $68.4 million is included in other noncurrent liabilities. A gain of $1.1 million was recognized in net other expense for the three months ended March 31, 2007 for the portion of the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•

successful execution and closing of planned acquisitions and the performance of the Company’s businesses following the acquisitions of OfficeTiger, Banta, Perry Judd’s and Von Hoffmann, successful negotiation of future acquisitions and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

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

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	127,588	(2)	36.49	—	10,000,000	(1)
February 1, 2007 – February 28, 2007	371,143	(2)	36.65	—	10,000,000	(1)
March 1, 2007 – March 31, 2007	5,579	(2)	36.91	—	10,000,000	(1)
Total	504,310	(2)	36.62	—	10,000,000	(1)

(1)	On February 22, 2006, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares of the Company’s common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase agreements or private transactions. Such purchases may be made from time to time and may be discontinued at any time.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.

Item 6. Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.4	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006.

2.5	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed on May 3, 1996)

3.2 (a)	Amendment to By-Laws adopted February 23, 2007 (incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)

3.2 (b)	By-Laws (incorporated by reference to Exhibit 3.2(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*
10.4	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.5	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.6	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.7	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004)*

10.9	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.10	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.11	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.12	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.13	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.14	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.15	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.16	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.17	Form of Option Agreement for certain executive officers (filed herewith)*

10.18	Form of Performance Share Unit Award Agreement for certain executive officers (filed herewith)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (filed herewith)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Employment Agreement effective as of November 8, 2003 between the Company and Mark A. Angelson (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 24, 2005, filed on March 29, 2005)*

10.24	Amended and Restated Employment Agreement dated as of April 30, 2007 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007, filed on May 1, 2007)*

10.25	Amended and Restated Employment Agreement dated May 8, 2007 between the Company and John R. Paloian (filed herewith)*

10.26	Employment Agreement dated January 27, 2004 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)*

10.27	Employment Agreement dated February 5, 2007 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)*

10.28	Trust Agreement, dated November 7, 2005, between the Company and Northern Trust Corporation (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.29	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)

31.1	Certification by Thomas J. Quinlan III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Thomas J. Quinlan III, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan III, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Thomas J. Quinlan III, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date: May 9, 2007