Form 10-Q
period 2007-06-30
RR Donnelley & Sons Co
filed 2007-08-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 25, 2007, 218.0 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$301.1	$211.4
Restricted cash equivalents (Note 2)	54.9	—
Receivables, less allowance for doubtful accounts of $83.7 (2006—$79.8)	2,067.5	1,638.6
Inventories (Note 4)	633.4	501.8
Prepaid expenses and other current assets	92.0	70.4
Deferred income taxes	124.5	94.8

Total current assets	3,273.4	2,517.0

Property, plant and equipment—net (Note 5)	2,692.0	2,142.3
Goodwill (Note 6)	3,754.5	2,886.8
Other intangible assets—net (Note 6)	1,349.3	1,119.8
Prepaid pension cost	768.3	638.6
Other noncurrent assets	427.1	331.3

Total assets	$12,264.6	$9,635.8

LIABILITIES
Accounts payable	$868.8	$749.1
Accrued liabilities	1,039.8	839.2
Short-term and current portion of long-term debt (Note 14)	662.2	23.5

Total current liabilities	2,570.8	1,611.8

Long-term debt (Note 14)	3,602.2	2,358.6
Postretirement benefits	298.7	288.0
Deferred income taxes	816.5	604.1
Other noncurrent liabilities	781.1	645.4
Liabilities of discontinued operations (Note 3)	2.7	3.2

Total liabilities	8,072.0	5,511.1

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2007 and 2006	303.7	303.7
Additional paid-in capital	2,836.4	2,871.8
Retained earnings (Note 15)	1,544.0	1,615.0
Accumulated other comprehensive income	168.3	62.1
Treasury stock, at cost, 20.9 shares in 2007 (2006—24.2 shares)	(659.8)	(727.9)

Total shareholders’ equity	4,192.6	4,124.7

Total liabilities and shareholders’ equity	$12,264.6	$9,635.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$2,796.3	$2,273.7	$5,588.9	$4,540.6

Cost of sales (exclusive of depreciation and amortization shown below)	2,039.8	1,648.0	4,095.8	3,309.4
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	331.7	275.2	656.2	537.3
Restructuring and impairment charges—net (Note 7)	330.5	14.6	341.9	31.2
Depreciation and amortization	148.7	114.2	290.9	229.0

Total operating expenses	2,850.7	2,052.0	5,384.8	4,106.9

Income (loss) from continuing operations	(54.4)	221.7	204.1	433.7
Interest expense—net	55.4	35.6	108.8	70.5
Investment and other income (expense)—net	(0.4)	(3.7)	1.8	(4.5)

Earnings (loss) from continuing operations before income taxes and minority interest	(110.2)	182.4	97.1	358.7
Income tax expense (benefit)	(41.7)	58.2	26.2	120.7
Minority interest	0.9	(0.2)	1.4	(0.6)

Net earnings (loss) from continuing operations	(69.4)	124.4	69.5	238.6
Income (loss) from discontinued operations, net of tax (Note 3)	—	0.8	(0.1)	(1.5)

Net earnings (loss)	$(69.4)	$125.2	$69.4	$237.1

Earnings per share (Note 10):
Basic:
Net earnings (loss) from continuing operations	$(0.32)	$0.57	$0.32	$1.10
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net earnings (loss)	$(0.32)	$0.57	$0.32	$1.09

Diluted:
Net earnings (loss) from continuing operations	$(0.32)	$0.57	$0.31	$1.09
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net earnings (loss)	$(0.32)	$0.57	$0.31	$1.08

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Weighted average number of common shares outstanding (Note 10):
Basic	220.9	216.9	219.7	216.4
Diluted	220.9	218.9	221.1	218.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(In millions)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net earnings	$69.4	$237.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations	0.1	1.5
Impairment charges	316.8	2.3
Depreciation and amortization	290.9	229.0
Provision for doubtful accounts receivable	5.6	13.2
Share-based compensation	15.6	17.8
Deferred taxes	(119.6)	10.5
Loss on sale of property, plant and equipment	0.1	3.4
Other	6.7	14.5
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(21.2)	(24.9)
Inventories	10.1	(38.9)
Prepaid expenses and other current assets	(10.8)	(20.1)
Accounts payable	(58.9)	(65.8)
Accrued liabilities and other	(68.3)	(136.3)

Net cash provided by operating activities of continuing operations	436.5	243.3
Net cash used in operating activities of discontinued operations	(0.6)	(0.5)

Net cash provided by operating activities	435.9	242.8

INVESTING ACTIVITIES
Capital expenditures	(236.8)	(177.7)
Acquisition of businesses, net of cash acquired	(1,936.5)	(235.5)
Proceeds from return of capital and sale of investments and other assets	5.4	0.9
Transfers from restricted cash	4.4	—

Net cash used in investing activities	(2,163.5)	(412.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,244.2	—
Net change in short-term debt	623.7	61.4
Payments of current maturities and long-term debt	(4.8)	(20.7)
Debt issuance costs	(13.0)	—
Issuance of common stock, net	92.7	9.9
Acquisition of common stock	(22.4)	(1.1)
Dividends paid	(114.3)	(112.2)

Net cash provided by (used in) financing activities	1,806.1	(62.7)

Effect of exchange rate on cash flows and cash equivalents	11.2	4.0
Net increase (decrease) in cash and cash equivalents	89.7	(228.2)
Cash and cash equivalents at beginning of period	211.4	366.7

Cash and cash equivalents at end of period	$301.1	$138.5
Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$10.4	—
Acquisition of business—purchase price payable	—	8.7
Acquisition of assets through direct financing	—	10.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the Company’s current segment structure.

The accounts of businesses acquired during the six months ended June 30, 2007 and 2006 are included in the consolidated financial statements from the dates of acquisition (See Note 2).

2. ACQUISITIONS

2007 Acquisitions

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provides a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. The purchase price for Banta was approximately $1,352.3 million, net of cash acquired of $72.9 million and including $13.6 million of acquisition costs and the assumption of $17.6 million of Banta’s debt. An adjustment of $34.3 million to increase the net cash acquired was made during the three months ended June 30, 2007 to reflect payments made to Banta shareholders from Banta’s cash on hand at acquisition date. Banta’s operations are included in the Global Print Solutions segment with the exception of its premedia and labels operations, which are included in the Global Services segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a provider of consumer and business-to-business catalogs as well as consumer, trade, and association magazines. The purchase price for Perry Judd’s was approximately $181.5 million, net of cash acquired of $0.3 million and including acquisition costs of $2.6 million. Perry Judd’s operations are included in the Global Print Solutions segment.

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. The purchase price for Von Hoffmann was approximately $420.0 million including acquisition costs of $7.5 million. Von Hoffmann’s operations are included in the Global Print Solutions segment.

These acquisitions are complementary to the Company’s existing products and services. As a result, the addition of these businesses is expected to improve the Company’s ability to serve customers, increase capacity utilization and reduce management, procurement and manufacturing costs.

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

Restricted cash equivalents	$102.5
Accounts receivable	393.7
Inventories	135.5
Other current assets	7.9
Property, plant and equipment and other long-term assets	594.1
Amortizable intangible assets	586.6
Goodwill	804.3
Accounts payable and accrued liabilities	(336.9)
Postretirement and pension benefits and other long-term liabilities	(39.5)
Deferred taxes—net	(294.4)

Total purchase price—net of cash acquired	1,953.8
Debt assumed and not repaid	17.6

Net cash paid	$1,936.2

At June 30, 2007, restricted cash equivalents of $94.6 million, of which $39.7 million is classified in other noncurrent assets, are held in a trust to cover payments, both immediate and long-term, due to certain current, retired and former employees of Banta Corporation. This trust was funded by Banta in October 2006 after Banta received an unsolicited proposal from a third party other than the Company to acquire Banta. This unsolicited proposal automatically triggered a requirement for Banta to fund the trust to cover such payments. The trust was originally adopted by the Board of Directors of Banta in 1991.

2006 Acquisition

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services were closely related and complementary to the Company’s existing business process outsourcing resources. The purchase price for OfficeTiger was approximately $248.8 million, net of cash acquired of $5.6 million and including acquisition costs of $4.4 million. OfficeTiger’s operations are included in the Global Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The OfficeTiger acquisition was recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is finalized, except for the final valuation of certain tax contingencies. The Company is continuing its efforts to obtain certain information necessary to finalize its current estimate of the recorded liability associated with these contingencies. The preliminary purchase price allocation is as follows:

Accounts receivable	$20.4
Other current assets	1.5
Property, plant and equipment and other long-term assets	7.2
Amortizable intangible assets	54.4
Goodwill	232.4
Accounts payable and accrued liabilities	(42.9)
Other long-term liabilities	(11.1)
Deferred taxes—net	(13.1)

Net cash paid	$248.8

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2007 presents the combined results of operations of the Company, Banta, Perry Judd’s and Von Hoffmann as if the acquisition of each of Banta, Perry Judd’s and Von Hoffmann had occurred at January 1, 2007 and January 1, 2006. The pro forma information for the three and six months ended June 30, 2006 also reflects the acquisition of OfficeTiger as if the acquisition of OfficeTiger had occurred at January 1, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$2,837.2	$2,786.4	$5,755.0	$5,609.5
Net earnings	(69.4)	115.1	59.4	218.3
Earnings per share:
Basic	(0.32)	0.53	0.27	1.01
Diluted	(0.32)	0.53	0.27	1.00

The unaudited pro forma results for the three months ended June 30, 2007 and 2006 include $31.2 million and $31.3 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma results for the six months ended June 30, 2007 and 2006 include $61.6 million and $62.1 million, respectively, for the amortization of purchased intangibles. Also included in the pro forma financial information for the three and six months ended June 30, 2007 are net restructuring and impairment charges of $330.5 million and $341.9 million, respectively, and for the three and six months ended June 30, 2006, $14.6 million and $31.2 million, respectively (see Note 7).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

3. DISCONTINUED OPERATIONS AND DIVESTITURES

On December 22, 2005 the Company sold its Peak Technologies business (“Peak”). On October 29, 2004, the Company sold its package logistics business. Both Peak and the package logistics business have been reported as discontinued operations for all periods presented. As of June 30, 2007 and December 31, 2006, the Company had remaining liabilities for contractual obligations related to these discontinued businesses of $2.7 million and $3.2 million, respectively. These liabilities have been classified separately in the Condensed Consolidated Balance Sheets as liabilities of discontinued operations.

Included in the net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 are the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$—
Income tax expense (benefit)	—	0.2	—	(1.0)
Income (loss) from discontinued operations, net of tax	—	0.8	(0.1)	(1.5)

4. INVENTORIES

	June 30, 2007	December 31, 2006
Raw materials and manufacturing supplies	$297.5	$229.6
Work-in-process	187.7	135.0
Finished goods	219.0	207.5
LIFO reserves	(70.8)	(70.3)

	$633.4	$501.8

5. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2007	December 31, 2006
Land	$110.2	$70.4
Building	1,135.8	1,004.4
Machinery and equipment	5,617.4	5,103.3

	6,863.4	6,178.1
Less: Accumulated depreciation	(4,171.4)	(4,035.8)

Total	$2,692.0	$2,142.3

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.6 million at June 30, 2007 and $0.9 million at December 31, 2006. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets and have been assessed for impairment based on their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill	December 31, 2006	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	June 30, 2007
Global Print Solutions	$575.1	$—	$781.2	$4.5	$1,360.8
Global Services	2,311.7	—	23.1	58.9	2,393.7

	$2,886.8	$—	$804.3	$63.4	$3,754.5

Other Intangible Assets	Gross Carrying Amount at January 1, 2007	Additions During the Year	Impairment Charge	Accumulated Amortization and Foreign Exchange	June 30, 2007	Weighted- Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$—	$(21.5)	$0.4	1.1 years
Patents	98.3	—	—	(40.8)	57.5	4.7 years
Customer relationship intangibles	839.0	586.6	—	(157.1)	1,268.5	11.5 years
Trade names	38.3	—	(19.0)	(4.0)	15.3	34.1 years
Indefinite-lived trade names	304.7	—	(297.1)	—	7.6	Indefinite

	$1,302.2	$586.6	$(316.1)	$(223.4)	$1,349.3

In the second quarter of 2007, the Company recorded a non-cash charge of $316.1 million to reflect the write-off of the Moore Wallace, OfficeTiger and other trade names. See Note 7 for further discussion regarding this impairment charge.

Amortization expense for other intangibles was $29.6 million and $18.5 million for the three months ended June 30, 2007 and 2006, respectively, and $55.8 million and $35.5 million for the six months ended June 30, 2007 and 2006, respectively. Estimated future annual amortization expense will be approximately $123 million for 2008 through 2011, and $111 million for 2012.

7. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2007 and 2006, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Global Print Solutions	$4.4	$0.3	$53.4	$58.1	$2.0	$0.3	$—	$2.3
Global Services	6.5	1.0	263.3	270.8	7.7	2.0	1.9	11.6
Corporate	0.8	0.8	—	1.6	0.5	0.2	—	0.7

	$11.7	$2.1	$316.7	$330.5	$10.2	$2.5	$1.9	$14.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the six months ended June 30, 2007 and 2006, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
Global Print Solutions	$8.7	$0.3	$53.4	$62.4	$7.4	$0.2	$—	$7.6
Global Services	8.1	2.3	263.4	273.8	11.8	2.8	2.3	16.9
Corporate	4.2	1.5	—	5.7	4.5	2.2	—	6.7

	$21.0	$4.1	$316.8	$341.9	$23.7	$5.2	$2.3	$31.2

For the three and six months ended June 30, 2007, the Company recorded $316.7 million and $316.8 million, respectively for impairment of assets, of which $316.1 million reflects the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify its printing and related services offerings under the single RR Donnelley brand. For the three and six months ended June 30, 2007, the Company recorded net restructuring charges of $11.7 million and $21.0 million, respectively for employee termination costs for 455 employees, 335 of whom were terminated as of June 30, 2007, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions include management changes within OfficeTiger and Global Services to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the Global Print Solutions segment. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $2.1 million and $4.1 million for the three and six months ended June 30, 2007, respectively.

For the three and six months ended June 30, 2006, the Company recorded net restructuring charges of $10.2 million and $23.7 million, respectively, for employee termination costs for 499 and 796 employees, respectively, all of whom were terminated as of June 30, 2007. These charges were associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $2.5 million and $5.2 million for the three and six months ended June 30, 2006 and impairment charges of $1.9 million and $2.3 million, respectively.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2007, the Company recorded $64.7 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Banta, Perry Judd’s and Von Hoffmann.

Restructuring Reserve

A summary of activity impacting recorded restructuring reserves is as follows:

		Restructuring Cost, Net
	December 31, 2006	Charged to Results of Operations	Capitalized as a Cost of Acquisitions	Cash Paid	June 30, 2007
Employee terminations	$26.2	$21.0	$58.6	$32.4	$73.4
Other	9.1	4.1	6.1	7.0	12.3

	$35.3	$25.1	$64.7	$39.4	$85.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The restructuring reserves classified as “other” consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by June 2008.

8. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pension expense
Service cost	$23.9	$19.9	$47.5	$39.9
Interest cost	38.2	32.4	76.1	64.8
Expected return on assets	(60.4)	(51.3)	(120.8)	(102.7)
Amortization, net	(0.9)	0.7	(1.8)	1.5
Settlement	—	—	0.6	—
Curtailment	—	—	—	—

Net pension expense	$0.8	$1.7	$1.6	$3.5

Postretirement benefits expense
Service cost	$3.0	$2.9	$6.0	$6.0
Interest cost	7.2	6.6	14.4	14.1
Expected return on assets	(3.8)	(3.9)	(7.6)	(8.0)
Amortization, net	(2.3)	(3.3)	(4.6)	(5.3)

Net postretirement expense	$4.1	$2.3	$8.2	$6.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

In accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), the Company adopted the provisions requiring a fiscal year-end measurement date. Because the Company’s previous measurement date was September 30, 2006, this change required the Company to perform a new valuation of the pension and postretirement obligation and assets at December 31, 2006. As part of this valuation, the Company updated its assumed discount rates. The weighted-average discount rate used to calculate net periodic benefit expense for pension and postretirement benefits was 5.7% and 5.8%, respectively at December 31, 2006 and 5.6% and 5.7%, respectively at September 30, 2006. All other assumptions used to calculate net periodic benefit expense remain unchanged from the September 30, 2006 measurement date. The impact of the measurement date change is as follows:

	September 30, 2006 Measurement Date	Effect of Change in Measurement Date	December 31, 2006 Measurement Date
Pension asset	$638.6	$95.3	$733.9
Accrued pension and postretirement liability	(460.7)	4.3	(456.4)
Deferred income taxes	(87.8)	(39.3)	(127.1)
Accumulated other comprehensive income	(43.1)	(63.7)	(106.8)
Retained Earnings	—	3.4	3.4

9. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $6.7 million and $15.6 million for the three and six months ended June 30, 2007. The total compensation expense related to all share-based compensation plans was $9.0 million and $17.9 million for the three and six months ended June 30, 2006.

Stock Options

The Company granted 470,000 stock options during the six months ended June 30, 2007, none of which were granted during the three months ended June 30, 2007. The Company did not grant stock options during the six months ended June 30, 2006. The fair value of each stock option award was estimated as of the date of grant using the Black Scholes Option Pricing Model. The fair value of these stock options was determined using the following assumptions for fiscal 2007:

Six Months Ended June 30, 2007
Expected volatility	20.34%
Risk-free interest rate	4.52%
Expected life (years)	7.00
Expected dividend yield	2.85%

The weighted average grant date fair value of these options was $7.84 per stock option.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2006	7,545	$28.88	4.5
Granted	470	36.22	10.0
Exercised	(3,201)	26.19	4.0
Cancelled/forfeited/expired	(873)	39.25	—

Outstanding at June 30, 2007	3,941	$29.69	4.7	$54.5
Exercisable at June 30, 2007	3,125	$28.17	3.6	$47.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of three month period ended June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount will change in future periods based on the market value of the Company’s stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $34.8 and $45.5 million, respectively. Excess tax benefits on stock option exercises shown as financing cash inflows as a component in issuance of common stock, net in the Condensed Consolidated Statement of Cash Flows were $8.8 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

Compensation expense recognized related to stock options for the three and six months ended June 30, 2007 was $0.7 million and $1.5 million, respectively. Compensation expense recognized related to stock options for the three and six months ended June 30, 2006 was $0.9 million and $1.8 million, respectively. As of June 30, 2007, $3.3 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of June 30, 2007 and December 31, 2006 and changes during the six months ended June 30, 2007 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,354	$32.55
Granted	1,043	33.13
Vested	(627)	32.15
Forfeited	(139)	23.85

Nonvested at June 30, 2007	1,631	$33.11

Compensation expense recognized related to restricted stock awards and restricted stock units for the three and six months ended June 30, 2007 was $5.6 million and $11.8 million, respectively. Compensation expense recognized related to restricted stock awards and restricted stock units for the three and six months ended June 30, 2006 was $4.6 million and $9.1 million, respectively. As of June 30, 2007, there was $41.9 million of

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Unit Awards

Nonvested performance share unit awards as of June 30, 2007 and December 31, 2006 and changes during the six months ended June 30, 2007 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,305	$30.68
Granted	275	33.66
Vested	(1,305)	30.68
Forfeited	—	—

Nonvested at June 30, 2007	275	$33.66

During the six months ended June 30, 2007, a total of 435,000 performance share unit awards vested upon the achievement of all previously established performance targets. As a result, the Company paid out 1,305,000 shares or 300% of the initial grant due to all performance targets being achieved. Additionally, the Company granted new performance share unit awards to certain senior officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. No performance share unit awards were granted or vested during the three months ended June 30, 2007. A total of 110,000 nonvested performance share unit awards were outstanding as of June 30, 2007 with a potential payout ranging from 55,000 shares to 275,000 shares should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. Compensation expense is currently being recognized based on a potential payout of 110,000 performance share unit awards.

Compensation expense recognized related to performance share unit awards for the three and six months ended June 30, 2007 was $0.4 million and $2.3 million, respectively. Compensation expense recognized related to performance share unit awards for the three and six months ended June 30, 2006 was $3.5 million and $7.0 million, respectively. As of June 30, 2007, there was $3.4 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted average period of 2.8 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future.

The Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to 10 million shares. During the quarter ended June 30, 2007, the Company purchased in the open market approximately 1.3 million shares of its common stock at a total cost of $55.4 million. Additionally, in July 2007, the Company purchased in the open market an additional 2.7 million shares of its common stock at a total cost of $120.7 million. A new share repurchase program was also authorized subsequent to June 30, 2007 bringing the total share repurchase authorization back to 10 million shares.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

10. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings (loss)	$(69.4)	$125.2	$69.4	$$237.1
Basic:
Weighted average number of common shares outstanding	220.9	216.9	219.7	216.4

Net earnings (loss) per share—basic	$(0.32)	$0.57	$0.32	$1.09

Diluted:
Dilutive options and awards (a)	—	2.0	1.4	1.9
Diluted weighted average number of common shares outstanding	220.9	218.9	221.1	218.3

Net earnings (loss) per share—diluted	$(0.32)	$0.57	$0.31	$1.08

Cash dividends paid per common share	$0.26	$0.26	$0.52	$0.52

(a)	For the three months ended June 30, 2007 and 2006, 0.5 million and 2.9 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive. For the six months ended June 30, 2007 and 2006, 1.6 million and 3.0 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

11. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings (loss), as reported	$(69.4)	$125.2	$69.4	$237.1
Translation adjustments	30.6	9.9	39.8	10.4
Change in fair value of derivatives, net of tax	(0.8)	14.5	7.7	9.0
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(2.4)	—	(5.1)	—
Unrealized (loss) gain on investment, net of tax	0.2	(0.2)	0.1	(0.3)

Comprehensive income (loss)	$(41.8)	$149.4	$111.9	$256.2

For the three and six months ended June 30, 2007, the changes in other comprehensive income (loss) were net of tax benefits of $1.0 million and $0.1 million, respectively, related to unrealized foreign currency losses, $0.5 million of benefit and $5.9 million of provision, respectively, related to changes in the fair value of derivatives and $0.8 million and $2.3 million, respectively, for the adjustment for net periodic pension and postretirement benefit cost. For the three and six months ended June 30, 2006, the changes in other comprehensive income were net of tax benefits of $5.6 million related to unrealized foreign currency gains and $15.4 million and $15.3 million, respectively, related to changes in the fair value of derivatives.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2007
Global Print Solutions	$1,833.2	$(26.9)	$1,806.3	$173.3	$98.1	$90.1
Global Services	1,001.6	(11.6)	990.0	(184.1)	42.1	31.5

Total operating segments	2,834.8	(38.5)	2,796.3	(10.8)	140.2	121.6
Corporate	—	—	—	(43.6)	8.5	5.8

Total continuing operations	$2,834.8	$(38.5)	$2,796.3	$(54.4)	$148.7	$127.4

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2006 (Reclassified)
Global Print Solutions	$1,387.1	$(30.1)	$1,357.0	$197.9	$66.7	$65.6
Global Services	920.8	(4.1)	916.7	77.6	40.4	18.5

Total operating segments	2,307.9	(34.2)	2,273.7	275.5	107.1	84.1
Corporate	—	—	—	(53.8)	7.1	2.7

Total continuing operations	$2,307.9	$(34.2)	$2,273.7	$221.7	$114.2	$86.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2007
Global Print Solutions	$3,682.0	$(53.9)	$3,628.1	$398.8	$6,315.8	$189.0	$180.9
Global Services	1,978.8	(18.0)	1,960.8	(96.8)	4,740.4	84.6	45.9

Total operating segments	5,660.8	(71.9)	5,588.9	302.0	11,056.2	273.6	226.8
Corporate	—	—	—	(97.9)	1,208.4	17.3	10.0

Total continuing operations	$5,660.8	$(71.9)	$5,588.9	$204.1	$12,264.6	$290.9	$236.8

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2006 (Reclassified)
Global Print Solutions	$2,786.0	$(57.2)	$2,728.8	$375.2	$3,754.0	$134.2	$142.0
Global Services	1,820.3	(8.5)	1,811.8	160.7	4,902.6	79.8	29.7

Total operating segments	4,606.3	(65.7)	4,540.6	535.9	8,656.6	214.0	171.7
Corporate	—	—	—	(102.2)	944.0	15.0	6.0

Total continuing operations	$4,606.3	$(65.7)	$4,540.6	$433.7	$9,600.6	$229.0	$177.7

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

14. DEBT

The Company’s debt consists of the following:

	June 30, 2007	December 31, 2006
Commercial paper	608.3	—
3.75% senior notes due April 1, 2009	399.8	399.7
4.95% senior notes due May 15, 2010	499.2	499.1
5.625% senior notes due January 15, 2012	624.3	—
4.95% senior notes due April 1, 2014	598.4	598.3
5.50% senior notes due May 15, 2015	499.3	499.3
6.125% senior notes due January 15, 2017	620.3	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	65.8	36.7

Total debt	4,264.4	2,382.1
Less: current portion	(662.2)	(23.5)

Long-term debt	$3,602.2	$2,358.6

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

As of June 30, 2007, the Company had $608.3 million of borrowings under its commercial paper program. The weighted average interest rate on commercial paper for the three and six months ended June 30, 2007 was 5.38% and 5.37%, respectively.

15. INCOME TAXES

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Upon adoption, the Company recorded increases to other noncurrent liabilities, goodwill and other noncurrent assets of $82.8 million, $29.5 million and $1.4 million, respectively, and decreases to accrued liabilities and noncurrent deferred income tax liabilities of $15.1 million and $13.8 million, respectively. The net effect of these changes to assets and liabilities of $23.0 million was recorded as a cumulative effect adjustment to reduce retained earnings.

As of January 1, 2007, the date of adoption of FIN 48, and June 30, 2007, the Company had $224.9 million and $226.0 million, respectively, of unrecognized tax benefits. Of these unrecognized tax benefits at January 1, 2007, $94.2 million if recognized, would decrease the effective income tax rate and increase net income. The

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

impact on net income reflects the reduction of unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of June 30, 2007, it is reasonably possible that the total amounts of unrecognized tax benefits will significantly decrease within 12 months by as much as $50.1 million due to resolution of audits or statute expirations related to U.S federal and state tax positions and $2.4 million due to non-US tax exposures in which the Company has reached tentative settlement with local taxing authorities. The impact of these unrecognized tax benefits, if recognized, would increase net income by $39.3 million and decrease goodwill by $13.2 million, respectively and decrease the effective income tax rate.

The Company has tax years from 1998 that remain open and subject to examination by the IRS and state taxing authorities. The Company also has tax years from 1998 that remain subject to examination by major foreign tax jurisdictions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits related to tax uncertainties recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 was $4.1 million and $7.7 million, respectively. Penalties in the amount of $0.2 million and $0.5 million were recognized for the three and six months ended June 30, 2007, respectively. Accrued interest of $69.8 million and $82.1 million related to income tax uncertainties was recognized as a component of other noncurrent liabilities on the Condensed Consolidated Balance Sheet at January 1, 2007 and June 30, 2007, respectively. Accrued penalties of $2.7 million and $3.1 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheet at January 1, 2007 and June 30, 2007, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is the world’s premier full-service provider of print and related services, including business process outsourcing. Founded more than 140 years ago, the Company provides solutions in commercial printing, direct mail, financial printing, print fulfillment, labels, forms, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

BUSINESS ACQUISITIONS

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serves primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. Von Hoffmann’s operations are included in the Global Print Solutions segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a privately-owned printer of magazines and catalogs with long- and short-run capabilities for producing consumer and business-to-business catalogs as well as consumer, trade and association magazines. Perry Judd’s operations are included in the Global Print Solutions segment.

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provides a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. Banta’s operations are included in the Global Print Solutions segment with the exception of its premedia and labels operations, which are included in the Global Services segment.

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s operations are included in the Global Services segment.

DISCONTINUED OPERATIONS

In December 2005, the Company sold its Peak Technologies business (“Peak”), which was acquired in the 2004 acquisition of Moore Wallace Incorporated. In October 2004, the Company sold its package logistics business. For all periods presented, these businesses have been classified as discontinued operations in the condensed consolidated financial statements.

SEGMENT DESCRIPTION

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and business units, reflecting the acquisitions and dispositions described above, are summarized below:

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

EXECUTIVE SUMMARY

Financial Performance

Three Months Ended June 30, 2007

The changes in the Company’s income (loss) from continuing operations, operating margin, net earnings (loss) and net earnings (loss) per diluted share for the three months ended June 30, 2007, from the three months ended June 30, 2006, were due primarily to the following (in millions, except per share data):

	Income (loss) from Continuing Operations	Operating Margin	Net Earnings (Loss)	Net Earnings (Loss) Per Diluted Share
For the three months ended June 30, 2006	$221.7	9.8%	$125.2	$0.57
2007 restructuring and impairment charges—net	(330.5)	(11.8)	(218.6)	(0.99)
2006 restructuring and impairment charges—net	14.6	0.6	9.2	0.04
Discontinued operations	—	—	(0.8)	—
Operations	39.8	(0.5)	15.6	0.06

For the three months ended June 30, 2007	$(54.4)	(1.9)%	$(69.4)	$(0.32)

2007 restructuring and impairment charges—net: included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; pre-tax charges of $11.7 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.1 million of other restructuring costs, primarily lease termination costs; and $0.6 million for impairment of other long-lived assets.

2006 restructuring and impairment charges—net: included pre-tax charges of $10.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.5 million of other restructuring costs, primarily lease termination costs; and $1.9 million for impairment of long-lived assets.

Discontinued operations: reflects certain ongoing costs related to a facility previously occupied by the Company’s package logistics business including costs resulting from a sub-lessee bankruptcy in 2006.

Operations: reflects higher operating income in the Global Print Solutions segment, primarily driven by the Banta, Perry Judd’s and Von Hoffmann acquisitions, higher volume and productivity, and improved operating income in the Global Services segment which was primarily driven by strong performance in the financial print business, partially offset by higher interest expense. See further details in the review of operating results by segment that follows.

Six Months Ended June 30, 2007

The changes in the Company’s income (loss) from continuing operations, operating margin, net earnings (loss) and net earnings (loss) per diluted share for the six months ended June 30, 2007, from the six months ended June 30, 2006, were due primarily to the following (in millions, except per share data):

	Income (loss) from Continuing Operations	Operating Margin	Net Earnings (Loss)	Net Earnings (Loss) Per Diluted Share
For the six months ended June 30, 2006	$433.7	9.6%	$237.1	$1.08
2007 restructuring and impairment charges—net	(341.9)	(6.1)	(225.6)	(1.02)
2006 restructuring and impairment charges—net	31.2	0.7	19.6	0.09
Discontinued operations	—	—	1.4	0.01
Operations	81.1	(0.5)	36.9	0.15

For the six months ended June 30, 2007	$204.1	3.7%	$69.4	$0.31

2007 restructuring and impairment charges—net: included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; pre-tax charges of $21.0 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $4.1 million of other restructuring costs, primarily lease termination costs; and $0.7 million for impairment of other long-lived assets.

2006 restructuring and impairment charges—net: included pre-tax charges of $23.7 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $5.2 million of other restructuring costs, primarily lease termination costs; and $2.3 million for impairment of long-lived assets.

Discontinued operations: reflects certain ongoing costs related to a facility previously occupied by the Company’s package logistics business including costs resulting from a sub-lessee bankruptcy in 2006.

Operations: reflects higher operating income in the Global Print Solutions segment, primarily driven by the Banta, Perry Judd’s and Von Hoffmann acquisitions, higher volume and productivity, and improved operating income in the Global Services segment which was primarily driven by strong performance in the financial print business, partially offset by higher interest expense. See further details in the review of operating results by segment that follows.

Successes

During the second quarter of 2007, the Company unified its printing and related services offering under the single RR Donnelley brand. The renaming reflects the Company’s ability to provide fully integrated single-source solutions that span a complete range of printing and service capabilities while allowing its customers the ability to access RR Donnelley’s global resources. In addition, the Company continued to successfully integrate its acquisitions of Banta, Perry Judd’s and Von Hoffmann under this new global platform. The unified platform and continued successful integration of its acquisitions have expanded the Company’s flexibility to serve customer needs and achieve productivity and scale across most of its operations.

In the second quarter of 2007, the Company achieved net sales increases in both segments due to acquisitions, new customer wins and volume growth with existing customers. These sales increases were achieved despite the continuing impact of competitive price pressure. Sales increased significantly in both financial print and Asia due to volume growth. Increased sales in financial print were driven by domestic and international capital markets transactions and global investment company compliance. Net sales improvement in

Asia was due to gains in book production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers.

The Company also continued to achieve productivity benefits resulting from restructuring actions, investments in equipment and technology, and procurement savings. These productivity savings continued to largely offset the impacts of price competition and cost inflation.

Challenges

Net sales in statement printing, included in the Global Services segment, declined in the second quarter of 2007 as compared to 2006. The decline was mainly caused by customer losses and volume declines. The loss of these customers is expected to result in further volume declines throughout 2007. Management has implemented cost controls partially to offset the impact of these declines and a refocused sales effort is in place to regain momentum in this industry segment.

Net sales in directories, included in the Global Print Solutions segment, declined in the second quarter of 2007 as compared to 2006. The decline in directories is due to price reductions on contract renewals, timing of new contracts and the wind down of lost business. Management continues to offset the impact of these sales declines through cost control initiatives.

On May 14, 2007, new postage rates went into effect for all mail classes in the United States under Postal Rate Case 2006-1, with the exception of the periodicals class, which went into effect on July 15, 2007. The new rates substantially increase the cost of standard mail, which is a significant component of many customers’ cost structures. This cost increase impacted several operations during the second quarter including direct mail and catalog in the Global Print Solutions segment. The impact of the postal increases is expected to continue throughout the remainder of the year in these operations as well as statement printing in the Global Services segment and magazine, retail and logistics services in the Global Print Solutions segment. Management continues to develop plans to mitigate the financial effect of this postage increase and evaluate any long-term impact it might have on volume.

OUTLOOK

Restructuring and Reorganization

In the second quarter of 2007, management approved plans to restructure and reorganize certain aspects of the Company’s business in order to reduce costs, simplify client and internal interactions and enhance the focus of certain sales functions on customer needs. As a result, the Company recorded a $316.1 million non-cash charge reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision to unify its printing and related services offerings under the single RR Donnelley brand. The Company expects these actions, when finalized, to result in significant restructuring charges and changes to the Company’s reportable segments.

Competition and Strategy

The print and related services environment is highly competitive and in general tends to have excess capacity. Despite some recent consolidation, the printing industry remains large and highly fragmented, with large diversified printing companies better positioned to be successful. The industry is projecting only modest growth over the next several years. Across the Company’s segments, competition is based primarily on price in addition to quality and the ability to service the special needs of customers. Consolidation of customers and a shift in customer ownership towards private equity has also changed the dynamics of the industry toward more focus on the total cost of the print process, including materials and distribution. The Company expects competition in most sectors served by the Company to remain intense in coming years. In this environment, the Company believes it needs to continue to maintain and enhance operating margins through productivity initiatives and by offering higher-value products and services.

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

The Company seeks to leverage its position and size to drive profitable growth. The Company continues to enhance its products and services through the successful integration of acquisitions that offer both increased breadth and depth of products and services and create additional scale advantages. To attain its productivity goals, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve the efficiency of its operations. These initiatives include the restructuring and integration of operations, leveraging the Company’s global infrastructure, streamlining administrative and support activities, integrating common systems and the disposal of non-core operations. Future initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future restructuring or impairment charges, which may be substantial. Management also reviews its operations on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals.

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

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes it will continue to be able to pass on a substantial portion of increases in fuel prices directly to its logistics services customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for certain of the Company’s operations. The Company cannot predict the impact that possible future energy price increases may have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. Through its logistics operations, the Company manages distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. In December 2006, the United States Congress passed the Postal Accountability and Enhancement Act (“the Act”). The Act provides a mechanism for controlling pricing that will replace a lengthy rate-setting process with more predictable, manageable price adjustments, held at or below the rate of inflation with a cap tied to the consumer price index. This new pricing mechanism is expected to be established by the Postal Regulatory Commission 18 months after the legislation is signed into law. Additionally, a postal rate increase went into effect on May 14, 2007 that is not part of the Act. As a leading provider of print logistics, the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales (1)		Income (Loss) From Continuing Operations (1)
	Three Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Global Print Solutions	$1,806.3	$1,357.0	$173.3	$197.9
Global Services	990.0	916.7	(184.1)	77.6

Total operating segments	2,796.3	2,273.7	(10.8)	275.5
Corporate	—	—	(43.6)	(53.8)

Total continuing operations	$2,796.3	$2,273.7	$(54.4)	$221.7

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the three months ended June 30, 2007 increased $522.6 million, or 23.0%, to $2,796.3 million versus the same period in the prior year. Of this increase, approximately 87% or $452 million was due to the acquisitions of Banta, Perry Judd’s, Von Hoffmann and OfficeTiger and $29.5 million resulted from changes in foreign exchange rates. In addition, the increase in net sales was driven by volume growth in both segments. In the Global Print Solutions segment, volume increases were seen in Asia, logistics services and book production. In the Global Services segment, net sales increases were driven by financial print, global document solutions and Latin America.

For the three months ended June 30, 2007, the Company incurred a loss from continuing operations of $54.4 million, compared to income from continuing operations of $221.7 million for the three months ended June 30, 2006. The loss in 2007 was driven by a $316.1 million non-cash charge reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names and higher depreciation and amortization expense, partially offset by the increase in net sales, productivity efforts and the benefits achieved from procurement savings and restructuring activities.

Cost of sales (exclusive of depreciation and amortization) increased $391.8 million to $2,039.8 million for the three months ended June 30, 2007 versus the same period in the prior year primarily due to acquisitions and the increased net sales volume. Cost of sales as a percentage of consolidated net sales increased from 72.5% to 72.9% as a result of continuing price competition across most operations in both segments and the impact of acquisitions, which historically had lower margins partially offset by cost reductions achieved through restructuring activities.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $56.5 million to $331.7 million for the three months ended June 30, 2007 versus the same period in the prior year primarily due to the acquisitions and other net sales increases. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.9% from 12.1% for the three months ended June 30, 2007 and 2006, respectively.

For the three months ended June 30, 2007, the Company recorded a net restructuring and impairment provision of $330.5 million compared to $14.6 million in the same period of 2006. In 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names. In addition, these charges included $11.7 million for workforce reductions of 455 people (of which 335 were terminated as of June 30, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. These actions include management changes within OfficeTiger & Global Services to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the Global Print Solutions segment. These charges also include $2.1 million of other restructuring costs primarily related to lease terminations in exited facilities and $0.6 million for the impairment of long-lived assets. Restructuring charges for the three months ended June 30, 2006 included $10.2 million related to work force reductions of 499 people (all of whom were terminated as of June 30, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $2.5 million of other restructuring costs primarily related to lease terminations in exited facilities and $1.9 million for the impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2007 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $34.5 million to $148.7 million for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to acquisitions. Depreciation and amortization includes $29.6 million and $18.5 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended June 30, 2007 and 2006, respectively.

Net interest expense increased by $19.8 million for the three months ended June 30, 2007 versus the same period in 2006, primarily due to the issuance of approximately $1.3 billion of debt in January 2007 and increased short-term borrowings to finance the acquisitions of Banta, Perry Judd’s and Von Hoffmann.

Net investment and other expense for the three months ended June 30, 2007 and 2006 was $0.4 million and $3.7 million, respectively. Included in net investment and other expense were charges of $0.3 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. A loss of $1.4 million was recognized in net other expense for the three months ended June 30, 2006 related to the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

The effective income tax rate for the three months ended June 30, 2007 was 37.8% on a pre-tax loss from continuing operations of $110.2 million. The tax rate for the three months ended June 30, 2007 includes the tax benefit of $107.0 million associated with the $316.1 million non-cash charge for the write-off of the Moore Wallace, OfficeTiger and other trade names. The effective income tax rate for the three months ended June 30, 2006 was 31.9% on income from continuing operations of $182.4 million.

The loss from continuing operations for the three months ended June 30, 2007 was $69.4 million or $0.32 per diluted share compared to net earnings of $124.4 million or $0.57 per diluted share for the three months ended June 30, 2006. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 2.0 million. During the quarter ended June 30, 2007, the Company purchased in the open market approximately 1.3 million shares of its common stock at a total cost of $55.4 million.

The net income from discontinued operations for the three months ended June 30, 2006 was $0.8 million, which primarily reflected the sublease of a facility previously occupied by the Company’s package logistics business.

Global Print Solutions

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Print Solutions segment:

	Three Months Ended June 30,
	2007	2006
	(in millions)
Net sales	$1,806.3	$1,357.0
Income from continuing operations	173.3	197.9
Operating Margin	9.6%	14.6%
Items impacting comparability:
Restructuring and impairment charges—net	58.1	2.3

Net sales for the Global Print Solutions segment for the three months ended June 30, 2007 were $1,806.3 million, an increase of $449.3 million, or 33.1%, compared to the same period in 2006. Of this increase, approximately 95% or $426.6 million was due to the acquisitions of Banta, Perry Judd’s and Von Hoffmann. The remaining increase resulted from volume increases and favorable foreign exchange rates, partially offset by downward price pressures. In Asia, net sales improvement was due to gains in book production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers. Logistics services increased primarily due to volume growth in the domestic print platform and from third-party customers. Book sales increased reflecting higher volume in consumer and education books, partially offset by lower prices on major customer contract renewals. Substantially all of the net sales increase in Europe resulted from foreign exchange rates. Net sales of magazines, catalogs and retail inserts declined due to lower pricing on major customer contracts. Net sales for directories decreased, primarily due to continued pricing pressure and the impact of major contract renewals. Declines in direct mail reflect lower volume from key customers. Commercial printing sales decreased as a result of decreased volume from large corporate customers.

Global Print Solutions’ income from continuing operations decreased $24.6 million primarily due to the $52.8 million non-cash charge reflecting the write-off of the Moore Wallace and other trade names and the impact of competitive price pressures, offset by the impact of acquisitions, higher volume and improved productivity. Operating margins in the Global Print Solutions Segment decreased as a percent of sales from 14.6% to 9.6% for the three months ended June 30, 2007. The margin decrease primarily resulted from the non-cash charge of $52.8 million previously discussed above and the impact of the acquired companies, which had lower margins than the segment’s historical margins. In addition, acquisitions resulted in $10.9 million of incremental amortization expense on intangible assets, which reduced operating margins by 60 basis points.

Global Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Services segment:

	Three Months Ended June 30,
	2007	2006
	(in millions)
Net sales	$990.0	$916.7
Income from continuing operations	(184.1)	77.6
Operating Margin	(18.6)%	8.5%
Items impacting comparability:
Restructuring and impairment charges—net	270.8	11.6

Net sales for the Global Services segment for the three months ended June 30, 2007 were $990.0 million, an increase of $73.3 million, or 8.0%, compared to the same period in 2006. Of this increase, approximately 35% or $25.4 million was due to the acquisitions of OfficeTiger and Banta. The remaining increase in net sales was primarily driven by strong volume growth across most of the segment, partially offset by competitive price pressure. Financial print net sales increased significantly, primarily driven by domestic and international capital markets transactions and global investment company compliance services. Global Document Solutions net sales increased over 2006, primarily due to favorable foreign exchange and volume growth from new customers, partially offset by the volume declines in direct mail. Net sales increased in Latin America as a result of stronger volume, primarily commercial print. Forms, labels and statement printing net sales decreased primarily due to volume declines in statement printing, partially offset by higher forms and labels revenues in both the U.S. and Canada. Digital solutions net sales increased from the prior year due to additional volume from new and existing customers.

Income from continuing operations decreased $261.7 million primarily due to the non-cash charge of $263.3 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names and the ongoing impact of competitive price pressures. Operating margins as a percentage of sales decreased from 8.5% to (18.6)% for the three months ended June 30, 2007 primarily due to the non-cash charge of $263.3 million previously discussed above. Also impacting the lower operating margins were the Banta and OfficeTiger acquisitions and continued price pressure.

Corporate

Corporate operating expenses decreased $10.2 million to $43.6 million for the three months ended June 30, 2007. The decrease in expense in the second quarter of 2007 reflected is attributable to lower employee benefit and compensation expenses. Corporate restructuring charges of $1.6 million in the three months ended June 30, 2007 primarily reflect the costs of actions taken to streamline operations. Corporate restructuring charges of $0.7 million in the three months ended June 30, 2006 primarily related to actions taken to reorganize certain operations and the relocation of the global headquarters within Chicago.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales(1)		Income (Loss) FromContinuing Operations(1)
	Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Global Print Solutions	$3,628.1	$2,728.8	$398.8	$375.2
Global Services	1,960.8	1,811.8	(96.8)	160.7

Total operating segments	5,588.9	4,540.6	302.0	535.9
Corporate	—	—	(97.9)	(102.2)

Total continuing operations	$5,588.9	$4,540.6	$204.1	$433.7

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the six months ended June 30, 2007 increased $1,048.3 million, or 23.1%, to $5,588.9 million versus the same period in the prior year. Of this increase, approximately 86% or $897.3 million was due to the acquisitions of Banta, Perry Judd’s, OfficeTiger and Von Hoffmann and $58.5 million resulted from changes in foreign exchange rates. In addition, the increase in net sales was driven by volume growth in both segments. In the Global Print Solutions segment, volume increases were seen in Asia, logistics services, book production and commercial printing. In the Global Services segment, net sales increases were driven by financial print, global document solutions, U.S. forms and labels and Latin America.

Income from continuing operations for the six months ended June 30, 2007 was $204.1 million, a decrease of $229.6 million compared to the six months ended June 30, 2006. The decrease was driven by the $316.1 million non-cash pre-tax charge reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names intangible assets, higher depreciation and amortization expense, partially offset by the increase in net sales, productivity efforts and the benefits achieved from procurement savings and restructuring activities.

Cost of sales (exclusive of depreciation and amortization) increased $786.4 million to $4,095.8 million for the six months ended June 30, 2007 versus the same period in the prior year primarily due to acquisitions and the increased net sales volume. Cost of sales as a percentage of consolidated net sales increased from 72.9% to 73.3% as a result of continuing price competition across most of the operations in both segments and the impact of acquisitions, which historically had lower margins partially offset by cost reductions through restructuring activities.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $118.9 million to $656.2 million for the six months ended June 30, 2007 versus the same period in the prior year primarily due to the acquisitions and other net sales increases. Selling, general and administrative expenses as a percentage of consolidated net sales decreased slightly from 11.8% to 11.7%.

For the six months ended June 30, 2007, the Company recorded a net restructuring and impairment provision of $341.9 million compared to $31.2 million in the same period of 2006. In 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, Moore Canada, OfficeTiger and other trade names intangible assets. In addition, these charges included $21.0 million for workforce reductions of 455 people (of which 335 were terminated as of June 30, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. These actions include management changes within OfficeTiger and Global Services to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the Global Print Solutions segment. These charges also include $4.1 million of other restructuring costs primarily related to lease terminations in exited facilities. Restructuring charges for the six months ended June 30, 2006 included $23.7 million related to work force reductions of 796 people (all of whom were terminated as of June 30, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $5.2 million of other restructuring costs primarily related to lease terminations in exited facilities and $2.3 million for the impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2007 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $61.9 million to $290.9 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to acquisitions. Depreciation and amortization includes $55.8 million and $35.5 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the six months ended June 30, 2007 and 2006, respectively.

Net interest expense increased by $38.3 million for the six months ended June 30, 2007 versus the same period in 2006, primarily due to the issuance of approximately $1.3 billion of debt in January 2007 and increased short-term borrowings to finance the acquisitions of Banta, Perry Judd’s and Von Hoffmann.

Net investment and other income (expense) for the six months ended June 30, 2007 and 2006 was $1.8 million and $(4.5) million, respectively. Included in net investment and other income (expense) were charges of $0.6 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. In addition, the Company recorded a gain of $1.1 million for the six months ended June 30, 2007 and a loss of $1.4 million for the six months ended June 30, 2006 for the portion of the changes in fair value of derivative financial instruments that was ineffective as a net investment hedge.

The effective income tax rate for the six months ended June 30, 2007 was 27.0% compared to 33.7% in the same period of 2006. The decrease primarily reflects the tax benefit of $107.0 associated with the $316.1 million non-cash charge for the write-off of the Moore Wallace, OfficeTiger and other trade names, an increased benefit from the domestic manufacturing deduction and the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions.

Net earnings from continuing operations for the six months ended June 30, 2007 was $69.5 million or $0.31 per diluted share compared to $238.6 million or $1.09 per diluted share for the six months ended June 30, 2006. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 2.8 million.

The net loss from discontinued operations for the six months ended June 30, 2007 was $0.1 million compared to $1.5 million for the same period in 2006, which primarily reflected costs resulting from a subtenant bankruptcy related to a facility previously occupied by the Company’s package logistics business.

Global Print Solutions

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Print Solutions segment:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Net sales	$3,628.1	$2,728.8
Income from continuing operations	398.8	375.2
Operating Margin	11.0%	13.7%
Items impacting comparability:
Restructuring and impairment charges—net	62.4	7.6

Net sales for the Global Print Solutions segment for the six months ended June 30, 2007 were $3,628.1 million, an increase of $899.3 million, or 33.0%, compared to the same period in 2006. Of this increase, approximately 92% or $829.2 million was due to the acquisitions of Banta, Perry Judd’s and Von Hoffmann. The remaining increase resulted from volume increases and favorable foreign exchange rates, partially offset by downward price pressures. In Asia, net sales improvement was due to gains in book production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers. Logistics services increased primarily due to volume growth in the domestic print platform and from third-party customers. Book sales increased reflecting higher volume in consumer and educational books, partially offset by lower prices on major customer contract renewals. Commercial printing sales increased as a result of increased volume from large corporate customers. Substantially all of the net sales increase in Europe resulted from foreign exchange rates. Net sales of magazines, catalogs and retail inserts declined due to product mix and lower pricing on major customer contracts. Net sales for directories decreased, primarily due to continued pricing pressure and the impact of major contract renewals. Declines in direct mail reflect lower volume from key customers and the impact of postal rate increases.

Global Print Solutions’ income from continuing operations increased $23.6 million, driven by the impact of acquisitions, higher volume and improved productivity, partially offset by the non-cash charge of $52.8 million reflecting the write-off of the Moore Wallace and other trade names and the impact of competitive price pressures. Operating margins in the Global Print Solutions Segment decreased as a percent of sales from 13.7% to 11.0% for the six months ended June 30, 2007. The margin decrease primarily resulted from the non-cash charge of $52.8 million previously discussed above and the acquisitions of Banta and Perry Judd’s, both of which had lower margins than the segment’s historical margins, partially offset by the acquisition of Von Hoffmann which had higher historical margins. In addition, acquisitions resulted in $18.4 million of incremental amortization expense on intangible assets, which reduced operating margins by 51 basis points.

Global Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the Global Services segment:

	Six Months Ended June 30,
	2007	2006
	(in millions)
Net sales	$1,960.8	$1,811.8
Income from continuing operations	(96.8)	160.7
Operating Margin	(4.9)%	8.9%
Items impacting comparability:
Restructuring and impairment charges—net	273.8	16.9

Net sales for the Global Services segment for the six months ended June 30, 2007 were $1,960.8 million, an increase of $149.0 million, or 8.2%, compared to the same period in 2006. Of this increase, approximately 46% or $68.1 million was due to the acquisitions of OfficeTiger and Banta. The remaining increase in net sales was primarily driven by strong volume growth across most of the segment, partially offset by competitive price pressure. Financial print net sales increased significantly, primarily driven by domestic and international capital markets transactions and global investment company compliance services. Global Document Solutions net sales increased over 2006, primarily due to favorable foreign exchange and volume growth from new customers, partially offset by volume declines in direct mail. Forms, labels and statement printing net sales decreased primarily due to volume declines in statement printing, partially offset by higher forms and labels revenues in both the U.S. and Canada. Net sales increased in Latin America as a result of stronger volume, primarily commercial print. Digital solutions net sales increased from the prior year as a result of volume growth from both new and existing customers.

Income from continuing operations decreased $257.5 million primarily due to the non-cash charge of $263.3 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names and the ongoing impact of competitive price pressures partially offset by volume growth and productivity efforts. Operating margins as a percentage of sales decreased from 8.9% to (4.9)% for the six months ended June 30, 2007 primarily due to the non-cash charge of $263.3 million previously discussed above. Also impacting the lower operating margins were the Banta and OfficeTiger acquisitions and continued price pressure.

Corporate

Corporate operating expenses decreased $4.3 million to $97.9 million for the six months ended June 30, 2007. The decrease in expense primarily reflected lower employee benefit costs partially offset by additional expenses resulting from the integration of the Banta, Perry Judd’s and Von Hoffman acquisitions. Corporate restructuring charges of $5.7 million in the six months ended June 30, 2007 primarily reflect the employee termination costs of actions taken to streamline operations. Corporate restructuring charges of $6.7 million in the six months ended June 30, 2006 primarily related to actions taken to reorganize certain operations and the relocation of the global headquarters within Chicago.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $301.1 million at June 30, 2007, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $436.5 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of continuing operations of $243.3 million for the same period last year. The increase primarily reflects the impact of higher earnings driven by volume growth and productivity efforts and the impact of acquisitions. In addition, the increase in operating cash flow reflects improvements in working capital management.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2007 was $2,163.5 million versus net cash used in investing activities of continuing operations of $412.3 million for the six months ended June 30, 2006. Net cash used for acquisition of businesses in the six months ended June 30, 2007 included $1,936.5 million for the acquisition of Banta, Perry Judd’s and Von Hoffmann. Capital expenditures were $236.8 million, an increase of $59.1 million compared to the six months ended June 30, 2006. The increase reflects increased investment in expansion projects to support increased volume in the Global Print Solutions’ Asian and European businesses and capital spending at acquired businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2007 will be between $450 and $475 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2007 was $1,806.1 million compared to net cash used in financing activities of $62.7 million in the same period of 2006. The Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. The net change in short-term debt was a cash inflow of $623.7 million in the six months ended June 30, 2007 due to the issuance of commercial paper related to the Banta, Perry Judd’s and Von Hoffmann acquisitions and share repurchases compared to a net inflow of $61.4 million for the six months ended June 30, 2006 due to the issuance of commercial paper related to the OfficeTiger acquisition. Additionally, the Company received proceeds of $92.7 million from exercises of stock options. During the quarter ended June 30, 2007, the Company purchased in the open market approximately 1.3 million shares of its common stock at a total cost of $55.4 million, of which 0.5 million shares settled at a total cost of $22.4 million.

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for the six months ended June 30, 2007 was $0.6 million, consisting of lease and maintenance payments related to facilities vacated by the Company’s package logistics business compared to net cash used by discontinued operations for the six months ended June 30, 2006 of $0.5 million.

Dividends

During the six months ended June 30, 2007, the Company paid cash dividends of $114.3 million. On July 25, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 4, 2007 to shareholders of record on August 9, 2007.

Capital Resources

The Company has a $2.0 billion unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. The Company pays an annual commitment fee of 0.08% on the total unused portion of the Facility. As of June 30, 2007, there were no borrowings under the Facility. The Company also has $248.8 million in credit facilities outside of the U.S., most of which are uncommitted. As of June 30, 2007, the Company had $35.7 million in outstanding letters of credit, of which $20.5 million reduced availability under the Company’s credit facilities. At June 30, 2007, approximately $2.2 billion was available under the Company’s credit facilities. Additionally, as of June 30, 2007, there were $608.3 million of borrowings under the Company’s $2.0 billion commercial paper program.

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

On January 24, 2007, the Company acquired Perry Judd’s, a privately-owned printer of magazines and catalogs, for a purchase price of approximately $181 million. The Company financed this acquisition with the proceeds from the issuance of the notes described previously, through issuances of commercial paper and with existing cash on hand.

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation for a purchase price of approximately $420 million. The Company financed this acquisition through issuances of commercial paper and with existing cash on hand.

In June 2007, the Company purchased in the open market approximately 1.3 million shares of its common stock at a total cost of $55.4 million. The Company primarily financed these share repurchases with existing cash on hand and through issuances of commercial paper. Additionally, in July 2007, the Company purchased in the open market an additional 2.7 million shares of its common stock at a total cost of $120.7 million. A new share repurchase program was also authorized subsequent to June 30, 2007 bringing the total share repurchase authorization back to 10 million shares.

The Company was in compliance with its debt covenants as of June 30, 2007.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed rate debt. As of June 30, 2007, approximately 85% of the Company’s outstanding term debt was comprised of fixed-rate debt. Though variable-rate commercial paper borrowings have increased to partially fund the Company’s acquisitions of Banta, Perry Judd’s and Von Hoffmann and to finance share repurchases, the Company’s exposure to interest rate risk remains low.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of June 30, 2007, the aggregate notional amount of outstanding forward contracts was approximately $152.2 million. Unrealized gains and losses from these foreign currency contracts were not significant at June 30, 2007. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $1,176.3 million, consisting of British pound sterling (“GBP”) 395.0 million, which exchange GBP for U.S. dollars; Eurodollar (“EUR”) 182.7 million, which exchange EUR for U.S. dollars; and GBP 125.0 million, which exchange GBP for EUR. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. These swaps expire in 2010 ($682.5 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $500.5 million of the swaps as a hedge of net investments in GBP and EUR denominated foreign operations. At June 30, 2007, the fair market value of these cross currency swaps of $84.3 million is included in other noncurrent liabilities. A gain of $1.1 million was recognized in net other expense for the six months ended June 30, 2007 for the portion of the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge. A loss of $1.4 million was recognized in net other expense for the three and six months ended June 30, 2006 related to the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

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

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures, including increased margin pressure and excess capacity, in all segments in which the Company operates;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007—April 30, 2007	315,917	(2)	$40.00	—	10,000,000	(1)
May 1, 2007—May 31, 2007	24,983	(2)	42.96	—	10,000,000	(1)
June 1, 2007—June 30, 2007	1,288,700	(3)	42.97	1,288,700	8,711,300	(1)
Total	1,629,600		42.39	1,288,700	8,711,300	(1)

(1)	On February 22, 2006, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares of the Company’s common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase agreements or private transactions. Such purchases may be made from time to time and may be discontinued at any time.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.
(3)	No shares were withheld for tax liabilities upon vesting of equity awards. The shares were purchased pursuant to a 10b5-1 plan.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on May 24, 2007.

(b) The following matters were voted upon at the Annual Meeting of Stockholders.

1. The election of the nominees for Directors of Class 1, who would have served for a term to expire at the Annual Meeting of Stockholders to be held in 2010, was voted on by the Stockholders. Because Proposal 3, which provided for the amendment of the Company’s Restated Certificate of Incorporation to eliminate the classified structure of the Board, was passed (as set forth below), the terms of all directors, including those elected at the 2007 Annual Meeting of Stockholders, will now expire at the Annual Meeting of Stockholders to be held in 2008. The nominees, all of whom were elected, were Thomas J. Quinlan III, Oliver R. Sockwell and Stephen M. Wolf. The Inspectors of Election certified the following vote tabulations:

	For	Against	Withhold Authority
Thomas J. Quinlan III	193,340,117	2,913,907	1,296,146
Oliver R. Sockwell	195,198,043	995,369	1,356,757
Stephen M. Wolf	191,276,141	4,810,572	1,463,456

2. The Stockholders voted to ratify the Audit Committee’s appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for fiscal year 2007. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
195,065,975	376,879	1,182,281	-0-

3. A proposal recommending approval of an amendment to the Company’s Restated Certificate of Incorporation to eliminate the classified structure of the Board of Directors was approved by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
193,065,975	3,201,537	1,282,658	-0-

4. A proposal recommending approval of an amendment to the Company’s Restated Certificate of Incorporation to eliminate the supermajority vote requirement for mergers, consolidations or asset sales was approved by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
193,848,253	2,414,267	1,287,650	-0-

5. A stockholder proposal recommending adoption of a company-wide sustainability policy based on the principles of the United Nations’ Global Compact was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
40,298,594	128,136,293	14,730,687	14,384,586

6. A stockholder proposal recommending that the Board of Directors take the steps necessary to adopt annual election of each director was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
45,589,073	135,747,179	1,829,322	14,384,596

Item 6. Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.4	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006.

2.5	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (filed herewith)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 29, 2007, filed on May 31, 2007)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005) *

10.3	Amended Non-Employee Director Compensation Plan (filed herewith)*

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit. 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit. 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit. 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.24	Amended and Restated Employment Agreement dated as of April 30, 2007 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007, filed on May 1, 2007)*

10.25	Amended and Restated Employment Agreement dated May 8, 2007 between the Company and John R. Paloian (incorporated by reference to Exhibit. 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.26	Employment Agreement dated January 27, 2004 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)*

10.27	Employment Agreement dated February 5, 2007 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)*

10.28	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)

31.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Thomas J. Quinlan, III, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Thomas J. Quinlan, III, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date: August 2, 2007