Form 10-Q
period 2007-09-30
RR Donnelley & Sons Co
filed 2007-10-30
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 24, 2007, 214.6 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$343.0	$211.4
Restricted cash equivalents (Note 2)	59.6	—
Receivables, less allowance for doubtful accounts of $76.2 (2006—$79.8)	2,160.6	1,638.6
Inventories (Note 4)	710.2	501.8
Prepaid expenses and other current assets	94.5	70.4
Deferred income taxes	126.1	94.8

Total current assets	3,494.0	2,517.0

Property, plant and equipment—net (Note 5)	2,646.9	2,142.3
Goodwill (Note 6)	3,740.9	2,886.8
Other intangible assets—net (Note 6)	1,329.9	1,119.8
Prepaid pension cost	771.9	638.6
Other noncurrent assets	419.3	331.3

Total assets	$12,402.9	$9,635.8

LIABILITIES
Accounts payable	$968.4	$749.1
Accrued liabilities	1,125.8	839.2
Short-term and current portion of long-term debt (Note 14)	693.3	23.5

Total current liabilities	2,787.5	1,611.8

Long-term debt (Note 14)	3,602.5	2,358.6
Postretirement benefits	306.1	288.0
Deferred income taxes	779.3	604.1
Other noncurrent liabilities	774.9	645.4
Liabilities of discontinued operations (Note 3)	2.8	3.2

Total liabilities	8,253.1	5,511.1

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2007 and 2006	303.7	303.7
Additional paid-in capital	2,850.0	2,871.8
Retained earnings (Note 15)	1,662.0	1,615.0
Accumulated other comprehensive income	202.5	62.1
Treasury stock, at cost, 26.0 shares in 2007 (2006—24.2 shares)	(868.4)	(727.9)

Total shareholders’ equity	4,149.8	4,124.7

Total liabilities and shareholders’ equity	$12,402.9	$9,635.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$2,910.0	$2,308.7	$8,498.9	$6,849.3

Cost of sales (exclusive of depreciation and amortization shown below)	2,122.4	1,656.8	6,218.2	4,966.2
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	320.5	268.5	976.7	805.8
Restructuring and impairment charges—net (Note 7)	19.9	6.6	361.8	37.8
Depreciation and amortization	152.8	116.0	443.7	345.0

Total operating expenses	2,615.6	2,047.9	8,000.4	6,154.8

Income from continuing operations	294.4	260.8	498.5	694.5
Interest expense—net	59.1	35.2	167.9	105.7
Investment and other income (expense)—net	0.5	0.5	2.3	(4.0)

Earnings from continuing operations before income taxes and minority interest	235.8	226.1	332.9	584.8
Income tax expense	59.3	61.4	85.5	182.1
Minority interest	1.5	(0.4)	2.9	(1.0)

Net earnings from continuing operations	175.0	165.1	244.5	403.7
Loss from discontinued operations, net of tax (Note 3)	—	(0.4)	(0.1)	(1.9)

Net earnings	$175.0	$164.7	$244.4	$401.8

Earnings per share (Note 10):
Basic:
Net earnings from continuing operations	$0.80	$0.76	$1.12	$1.87
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net earnings	$0.80	$0.76	$1.12	$1.86

Diluted:
Net earnings from continuing operations	$0.80	$0.75	$1.11	$1.85
Loss from discontinued operations, net of tax	—	—	—	(0.01)

Net earnings	$0.80	$0.75	$1.11	$1.84

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Weighted average number of common shares outstanding (Note 10):
Basic	217.8	216.4	219.1	216.1
Diluted	218.5	218.8	220.3	218.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(In millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net earnings	$244.4	$401.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss from discontinued operations	0.1	1.9
Impairment charges	318.3	2.3
Depreciation and amortization	443.7	345.0
Provision for doubtful accounts receivable	9.3	21.7
Share-based compensation	22.0	27.4
Deferred taxes	(131.2)	13.0
Loss on sale of property, plant and equipment	0.6	4.6
Other	19.2	16.9
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(101.8)	(111.1)
Inventories	(61.5)	(67.2)
Prepaid expenses and other current assets	(12.9)	(8.7)
Accounts payable	31.7	(9.2)
Accrued liabilities and other	0.8	(71.6)

Net cash provided by operating activities of continuing operations	782.7	566.8
Net cash used in operating activities of discontinued operations	(0.5)	(0.7)

Net cash provided by operating activities	782.2	566.1

INVESTING ACTIVITIES
Capital expenditures	(321.1)	(258.2)
Acquisition of businesses, net of cash acquired	(1,929.1)	(244.3)
Proceeds from return of capital and sale of investments and other assets	7.0	2.2
Transfers from restricted cash	15.0	—

Net cash used in investing activities	(2,228.2)	(500.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,244.2	—
Net change in short-term debt	652.4	(14.6)
Payments of current maturities and long-term debt	(4.8)	(21.6)
Debt issuance costs	(13.1)	—
Issuance of common stock, net	102.1	18.4
Acquisition of common stock	(250.8)	(1.8)
Dividends paid	(171.0)	(168.3)

Net cash provided by (used in) financing activities	1,559.0	(187.9)

Effect of exchange rate on cash flows and cash equivalents	18.6	6.1
Net increase (decrease) in cash and cash equivalents	131.6	(116.0)
Cash and cash equivalents at beginning of period	211.4	366.7

Cash and cash equivalents at end of period	$343.0	$250.7
Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$35.8	—
Acquisition of assets through direct financing	—	10.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the Company’s current segment structure.

The accounts of businesses acquired during the nine months ended September 30, 2007 and 2006 are included in the consolidated financial statements from the dates of acquisition (See Note 2).

2. ACQUISITIONS

2007 Acquisitions

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions, including digital content management and e-business services, to leading publishers and direct marketers. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. The purchase price for Banta was approximately $1,352.3 million, net of cash acquired of $72.9 million and including $13.6 million of acquisition costs and the assumption of $17.6 million of Banta’s debt. Banta’s operations are included in the U.S. Print and Related Services segment with the exception of its Global Turnkey Solutions’ operations, which are included in the International segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a provider of consumer and business-to-business catalogs as well as consumer, trade, and association magazines. The purchase price for Perry Judd’s was approximately $181.5 million, net of cash acquired of $0.3 million and including acquisition costs of $2.6 million. Perry Judd’s operations are included in the U.S. Print and Related Services segment.

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. The purchase price for Von Hoffmann was approximately $412.5 million including acquisition costs of $7.5 million. Von Hoffmann’s operations are included in the U.S. Print and Related Services segment.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

These acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of identifiable intangible assets, property, plant and equipment, deferred taxes and tax contingencies has not been completed. The preliminary purchase price allocation is as follows:

Restricted cash equivalents	$102.5
Accounts receivable	393.5
Inventories	135.5
Other current assets	7.9
Property, plant and equipment and other long-term assets	576.0
Amortizable intangible assets	584.8
Goodwill	807.5
Accounts payable and accrued liabilities	(335.3)
Postretirement and pension benefits and other long-term liabilities	(39.0)
Deferred taxes—net	(287.1)

Total purchase price—net of cash acquired	1,946.3
Debt assumed and not repaid	17.6

Net cash paid	$1,928.7

At September 30, 2007, restricted cash equivalents of $69.8 million, of which $10.2 million is classified in other noncurrent assets, are held in a trust to cover payments, both immediate and long-term, due to certain current employees of R.R. Donnelley and retired and former employees of Banta Corporation. This trust was funded by Banta in October 2006 after Banta received an unsolicited proposal from a third party other than the Company to acquire Banta. This unsolicited proposal automatically triggered a requirement for Banta to fund the trust to cover such payments. The trust was originally adopted by the Board of Directors of Banta in 1991.

2006 Acquisition

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services were closely related and complementary to the Company’s existing business process outsourcing resources. The purchase price for OfficeTiger was approximately $248.8 million, net of cash acquired of $5.6 million and including acquisition costs of $4.4 million. OfficeTiger’s operations are included in the International segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The OfficeTiger acquisition was recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is finalized, except for the final valuation of certain tax contingencies. The Company is continuing its efforts to obtain certain information necessary to finalize its current estimate of the recorded liability associated with these tax contingencies. The preliminary purchase price allocation is as follows:

Accounts receivable	$20.4
Other current assets	1.5
Property, plant and equipment and other long-term assets	7.2
Amortizable intangible assets	54.4
Goodwill	222.8
Accounts payable and accrued liabilities	(33.3)
Other long-term liabilities	(11.1)
Deferred taxes—net	(13.1)

Net cash paid	$248.8

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2007 presents the combined results of operations of the Company, Banta, Perry Judd’s and Von Hoffmann as if the acquisition of each of Banta, Perry Judd’s and Von Hoffmann had occurred at January 1, 2007 and January 1, 2006. The pro forma information for the three and nine months ended September 30, 2006 also reflects the acquisition of OfficeTiger as if the acquisition of OfficeTiger had occurred at January 1, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$2,910.0	$2,831.7	$8,665.0	$8,441.2
Net earnings	175.0	160.2	234.5	387.4
Earnings per share:
Basic	0.80	0.74	1.07	1.79
Diluted	0.80	0.73	1.06	1.77

The unaudited pro forma results for the three months ended September 30, 2007 and 2006 include $30.5 million and $30.9 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma results for the nine months ended September 30, 2007 and 2006 include $92.0 million and $93.1 million, respectively, for the amortization of purchased intangibles. Also included in the pro forma financial information for the three and nine months ended September 30, 2007 are net restructuring and impairment charges of $19.9 million and $361.8 million, respectively, and for the three and nine months ended September 30, 2006, $6.6 million and $37.8 million, respectively (see Note 7).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

3. DISCONTINUED OPERATIONS AND DIVESTITURES

On December 22, 2005 the Company sold its Peak Technologies business (“Peak”). On October 29, 2004, the Company sold its package logistics business. Both Peak and the package logistics business have been reported as discontinued operations for all periods presented. As of September 30, 2007 and December 31, 2006, the Company had remaining liabilities for contractual obligations related to these discontinued businesses of $2.8 million and $3.2 million, respectively. These liabilities have been classified separately in the Condensed Consolidated Balance Sheets as liabilities of discontinued operations.

Included in the net loss from discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 are the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$—	$—	$—	$—
Income tax expense (benefit)	—	(0.2)	—	(1.2)
Income (loss) from discontinued operations, net of tax	—	(0.4)	(0.1)	(1.9)

4. INVENTORIES

	September 30, 2007	December 31, 2006
Raw materials and manufacturing supplies	$315.1	$229.6
Work-in-process	236.3	135.0
Finished goods	226.9	207.5
LIFO reserves	(68.1)	(70.3)

	$710.2	$501.8

5. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2007	December 31, 2006
Land	$107.9	$70.4
Buildings	1,138.8	1,004.4
Machinery and equipment	5,662.9	5,103.3

	6,909.6	6,178.1
Less: Accumulated depreciation	(4,262.7)	(4,035.8)

Total	$2,646.9	$2,142.3

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $11.1 million at September 30, 2007 and $0.9 million at December 31, 2006. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets and have been assessed for impairment based on their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill	December 31, 2006	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	September 30, 2007
U.S. Print and Related Services	$1,914.7	$—	$712.6	$0.1	$2,627.4
International	972.1	—	94.9	46.5	1,113.5

	$2,886.8	$—	$807.5	$46.6	$3,740.9

Other Intangible Assets	Gross Carrying Amount at January 1, 2007	Additions During the Year	Impairment Charge	Accumulated Amortization and Foreign Exchange	September 30, 2007	Weighted- Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$—	$(21.6)	$0.3	1.1 years
Patents	98.3	—	—	(43.8)	54.5	4.5 years
Customer relationship intangibles	839.0	584.8	—	(171.6)	1,252.2	11.5 years
Trade names	38.3	—	(19.0)	(4.0)	15.3	32.4 years
Indefinite-lived trade names	304.7	—	(297.1)	—	7.6	Indefinite

	$1,302.2	$584.8	$(316.1)	$(241.0)	$1,329.9

In the second quarter of 2007, the Company recorded a non-cash charge of $316.1 million to reflect the write-off of the Moore Wallace, OfficeTiger and other trade names. See Note 7 for further discussion regarding this impairment charge.

Amortization expense for other intangibles was $30.5 million and $18.7 million for the three months ended September 30, 2007 and 2006, respectively, and $86.3 million and $54.2 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated future annual amortization expense will be approximately $121 million for 2008 through 2011, and $109 million for 2012.

7. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2007 and 2006, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$9.5	$0.8	$1.5	$11.8	$0.7	$0.1	$—	$0.8
International	3.2	0.6	—	3.8	2.3	1.2	—	3.5
Corporate	1.0	3.3	—	4.3	0.5	1.8	—	2.3

	$13.7	$4.7	$1.5	$19.9	$3.5	$3.1	$—	$6.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the nine months ended September 30, 2007 and 2006, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$19.3	$1.1	$259.5	$279.9	$13.5	$1.8	$0.7	$16.0
International	10.1	3.0	58.8	71.9	8.7	2.5	1.6	12.8
Corporate	5.3	4.7	—	10.0	5.0	4.0	—	9.0

	$34.7	$8.8	$318.3	$361.8	$27.2	$8.3	$2.3	$37.8

For the three and nine months ended September 30, 2007, the Company recorded $1.5 million and $318.3 million, respectively for impairment of assets. The nine months ended September 30, 2007 includes a $316.1 million charge reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related services offerings under the single RR Donnelley brand. For the three and nine months ended September 30, 2007, the Company recorded net restructuring charges of $13.7 million and $34.7 million, respectively for employee termination costs for 704 employees, 639 of whom were terminated as of September 30, 2007, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions include management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $4.7 million and $8.8 million for the three and nine months ended September 30, 2007, respectively.

For the three and nine months ended September 30, 2006, the Company recorded net restructuring charges of $3.5 million and $27.2 million, respectively, for employee termination costs for 287 and 1,083 employees, respectively, all of whom were terminated as of September 30, 2007. These charges were associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $3.1 million and $8.3 million for the three and nine months ended September 30, 2006, respectively. Impairment charges for the nine months ended September 30, 2006 were $2.3 million.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2007, the Company recorded $61.9 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Banta, Perry Judd’s and Von Hoffmann.

Restructuring Reserve

A summary of activity impacting recorded restructuring reserves is as follows:

		Restructuring Cost, Net
	December 31, 2006	Charged to Results of Operations	Capitalized as a Cost of Acquisitions	Cash Paid	September 30, 2007
Employee terminations	$26.2	$34.7	$56.7	$74.9	$42.7
Other	9.1	8.8	5.2	11.6	11.5

	$35.3	$43.5	$61.9	$86.5	$54.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The restructuring reserves classified as “other” consist of the estimated remaining payments related to lease terminations and facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2011. Market conditions and the Company’s ability to sublease these properties may affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges may affect amounts reported in the consolidated financial statements of future periods. The Company anticipates that payments associated with employee terminations relating to the aforementioned restructuring actions will be substantially completed by September 2008.

8. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Pension expense
Service cost	$23.6	$19.9	$71.1	$59.9
Interest cost	38.1	32.4	114.2	97.1
Expected return on assets	(60.4)	(51.3)	(181.2)	(153.9)
Amortization, net	(0.9)	0.7	(2.7)	2.2
Settlement	—	—	0.6	—
Curtailment	—	—	—	—

Net pension expense	$0.4	$1.7	$2.0	$5.3

Postretirement benefits expense
Service cost	$3.0	$3.0	$9.1	$9.0
Interest cost	7.2	7.0	21.6	21.1
Expected return on assets	(3.8)	(3.9)	(11.4)	(11.9)
Amortization, net	(2.3)	(2.7)	(6.9)	(8.0)

Net postretirement expense	$4.1	$3.4	$12.4	$10.2

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

9. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $6.4 million and $22.0 million for the three and nine months ended September 30, 2007. The total compensation expense related to all share-based compensation plans was $9.5 million and $27.4 million for the three and nine months ended September 30, 2006.

Stock Options

The Company granted 470,000 stock options during the nine months ended September 30, 2007, none of which were granted during the three months ended September 30, 2007. The Company did not grant stock options during the nine months ended September 30, 2006. The fair value of each stock option award was estimated as of the date of grant using the Black Scholes Option Pricing Model. The fair value of these stock options was determined using the following assumptions for fiscal 2007:

Nine Months Ended September 30, 2007
Expected volatility	20.34%
Risk-free interest rate	4.52%
Expected life (years)	7.00
Expected dividend yield	2.85%

The weighted average grant date fair value of these options was $7.84 per stock option.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2006	7,545	$28.88	4.5
Granted	470	36.22	10.0
Exercised	(3,487)	26.52	3.9
Cancelled/forfeited/expired	(892)	39.06	—

Outstanding at September 30, 2007	3,636	$29.59	4.6	$28.1
Exercisable at September 30, 2007	2,391	$28.03	3.5	$27.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of three month period ended September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The intrinsic value associated with these options will change in future periods based on the market value of the Company’s stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $3.7 and $49.2 million, respectively. Excess tax benefits on stock option exercises shown as financing cash inflows as a component in issuance of common stock, net in the Condensed Consolidated Statement of Cash Flows were $9.3 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Compensation expense recognized related to stock options for the three and nine months ended September 30, 2007 was $0.4 million and $1.9 million, respectively. Compensation expense recognized related to stock options for the three and nine months ended September 30, 2006 was $0.9 million and $2.7 million, respectively. As of September 30, 2007, $5.2 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of September 30, 2007 and December 31, 2006 and changes during the nine months ended September 30, 2007 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,354	$32.55
Granted	1,043	33.13
Vested	(629)	32.16
Forfeited	(289)	32.14

Nonvested at September 30, 2007	1,479	$33.14

Compensation expense recognized related to restricted stock awards and restricted stock units for the three and nine months ended September 30, 2007 was $5.7 million and $17.5 million, respectively. Compensation expense recognized related to restricted stock awards and restricted stock units for the three and nine months ended September 30, 2006 was $5.1 million and $14.2 million, respectively. As of September 30, 2007, there was $35.4 million of unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.5 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Performance Share Unit Awards

Shares related to nonvested performance share unit awards as of September 30, 2007 and December 31, 2006 and changes during the nine months ended September 30, 2007 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,305	$30.68
Granted	275	33.66
Vested	(1,305)	30.68
Forfeited	—	—

Nonvested at September 30, 2007	275	$33.66

During the nine months ended September 30, 2007, a total of 435,000 performance share unit awards vested upon the achievement of all previously established performance targets. As a result, the Company paid out 1,305,000 shares or 300% of the initial grant due to all performance targets being achieved. Additionally, the Company granted new performance share unit awards to certain senior officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. No performance share unit awards were granted or vested during the three months ended September 30, 2007. A total of 110,000 nonvested performance share unit awards were outstanding as of September 30, 2007 with a potential payout ranging from 55,000 shares to 275,000 shares should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. Compensation expense is currently being recognized based on a potential payout of 110,000 shares.

Compensation expense recognized related to performance share unit awards for the three and nine months ended September 30, 2007 was $0.3 million and $2.6 million, respectively. Compensation expense recognized related to performance share unit awards for the three and nine months ended September 30, 2006 was $3.5 million and $10.5 million, respectively. As of September 30, 2007, there was $3.1 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted average period of 2.5 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future.

As of September 30, 2007, the Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to 7.4 million shares. During the nine months ended September 30, 2007, the Company purchased in the open market approximately 6.6 million shares of its common stock at a total cost of $267.9 million, of which approximately 5.3 million shares of common stock at a total cost of $212.5 million were purchased during the three months ended September 30, 2007.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

10. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$175.0	$164.7	$244.4	$401.8
Basic:
Weighted average number of common shares outstanding	217.8	216.4	219.1	216.1

Net earnings per share—basic	$0.80	$0.76	$1.12	$1.86

Diluted:
Dilutive options and awards (a)	0.7	2.4	1.2	2.6
Diluted weighted average number of common shares outstanding	218.5	218.8	220.3	218.7

Net earnings per share—diluted	$0.80	$0.75	$1.11	$1.84

Cash dividends paid per common share	$0.26	$0.26	$0.78	$0.78

(a)	For the three months ended September 30, 2007 and 2006, 1.2 million and 2.6 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive. For the nine months ended September 30, 2007 and 2006, 0.9 million and 2.6 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

11. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings, as reported	$175.0	$164.7	$244.4	$401.8
Translation adjustments	35.4	17.5	75.2	27.9
Change in fair value of derivatives, net of tax	—	12.7	7.7	21.7
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(1.6)	—	(6.7)	—
Unrealized (loss) gain on investment, net of tax	0.4	1.0	0.5	0.7

Comprehensive income	$209.2	$195.9	$321.1	$452.1

For the three and nine months ended September 30, 2007, the changes in other comprehensive income were net of tax benefits of $4.8 million and $4.9 million, respectively, related to unrealized foreign currency losses, $5.9 million of provision for the nine months ended September 30, 2007 related to changes in the fair value of derivatives and $2.0 million and $4.3 million, respectively, for the adjustment for net periodic pension and postretirement benefit cost. For the three months ended September 30, 2006, the changes in other comprehensive income were net of tax provisions of $0.8 million related to unrealized foreign currency gains and $8.3 million related to changes in the fair value of derivatives. For the nine months ended September 30, 2006, the changes in other comprehensive income were net of tax benefits of $4.8 million related to unrealized foreign currency gains and $6.9 million related to changes in the fair value of derivatives.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

12. SEGMENT INFORMATION

The Company operates primarily in the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

During the third quarter of 2007, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two segments: “U.S. Print and Related Services” and “International.”

Prior to the third quarter of 2007, the Company’s structure included two segments: “Global Print Solutions” and “Global Services.” A summary of the changes made to the Company’s reportable segments in the third quarter of 2007 as a result of the Company’s management reorganization is as follows:

•

Magazine, catalog, retail, book, directories, logistics, direct mail and short-run commercial printing operations, previously reported in the Global Print Solutions segment, are now reported in the U.S. Print and Related Services segment.

•

Digital solutions and the U.S. portions of the financial print, forms, labels and statement printing operations, previously reported in the Global Services segment, are now reported in the U.S. Print and Related Services segment.

•	Asia, Europe and the Global Turnkey Solutions operations, previously reported in the Global Print Solutions segment, are now reported in the International segment.

•

Latin America, Global Document Solutions, OfficeTiger, the Canadian portion of forms, labels and statement printing and the European, Asian and Canadian operations of financial print, previously reported in the Global Services segment, are now reported in the International segment.

The Company’s segments and their product and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print-management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial print, direct mail, forms, labels, premedia and logistic services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment to technology and medical device companies around the world through its operations in Europe and North America.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Corporate

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2007
U.S. Print and Related Services	$2,168.1	$(6.4)	$2,161.7	$276.9	$103.0	$51.4
International	757.1	(8.8)	748.3	53.6	41.0	26.5

Total operating segments	2,925.2	(15.2)	2,910.0	330.5	144.0	77.9
Corporate	—	—	—	(36.1)	8.8	6.4

Total continuing operations	$2,925.2	$(15.2)	$2,910.0	$294.4	$152.8	$84.3

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2006 (Reclassified)
U.S. Print and Related Services	$1,752.1	$(5.6)	$1,746.5	$249.1	$76.4	$58.1
International	566.2	(4.0)	562.2	54.5	32.4	14.5

Total operating segments	2,318.3	(9.6)	2,308.7	303.6	108.8	72.6
Corporate	—	—	—	(42.8)	7.2	7.9

Total continuing operations	$2,318.3	$(9.6)	$2,308.7	$260.8	$116.0	$80.5

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2007
U.S. Print and Related Services	$6,350.8	$(18.1)	$6,332.7	$539.9	$7,646.3	$297.0	$189.8
International	2,186.7	(20.5)	2,166.2	92.6	3,523.9	120.6	114.9

Total operating segments	8,537.5	(38.6)	8,498.9	632.5	11,170.2	417.6	304.7
Corporate	—	—	—	(134.0)	1,232.7	26.1	16.4

Total continuing operations	$8,537.5	$(38.6)	$8,498.9	$498.5	$12,402.9	$443.7	$321.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2006 (Reclassified)
U.S. Print and Related Services	$5,262.3	$(14.8)	$5,247.5	$692.6	$5,882.2	$229.7	$199.2
International	1,610.2	(8.4)	1,601.8	146.9	2,914.5	93.0	45.1

Total operating segments	6,872.5	(23.2)	6,849.3	839.5	8,796.7	322.7	244.3
Corporate	—	—	—	(145.0)	967.7	22.3	13.9

Total continuing operations	$6,872.5	$(23.2)	$6,849.3	$694.5	$9,764.4	$345.0	$258.2

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in eleven federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and two other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that it could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves that are believed to be adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s annual consolidated results of operations, financial position or cash flows.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

14. DEBT

The Company’s debt consists of the following:

	September 30, 2007	December 31, 2006
Commercial paper	235.3	—
Credit facility borrowings	400.0	—
3.75% senior notes due April 1, 2009	399.8	399.7
4.95% senior notes due May 15, 2010	499.3	499.1
5.625% senior notes due January 15, 2012	624.3	—
4.95% senior notes due April 1, 2014	598.5	598.3
5.50% senior notes due May 15, 2015	499.4	499.3
6.125% senior notes due January 15, 2017	620.4	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	69.8	36.7

Total debt	4,295.8	2,382.1
Less: current portion	(693.3)	(23.5)

Long-term debt	$3,602.5	$2,358.6

On January 8, 2007, the Company issued $625.0 million principal amount of 5.625% notes due January 15, 2012 and $625.0 million principal amount of 6.125% notes due January 15, 2017. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2007. The net proceeds from the offering were used to pay a portion of the purchase price of the acquisition of Banta Corporation and Perry Judd’s. The notes were issued at a discount of $5.8 million.

As of September 30, 2007, the Company had $400.0 million of borrowings outstanding under its $2.0 billion unsecured revolving credit facility. These borrowings were entered into by the Company in August 2007 and have maturities ranging from six months to one year. The proceeds from these borrowings were used to replace a portion of the borrowings the Company had outstanding under its commercial paper program. The interest rates on these borrowings were based on LIBOR at the time when the advances were made plus a spread. The weighted average interest rate on these borrowings for the three and nine months ended September 30, 2007 was 5.56%. The Company also pays an annual commitment fee of 0.08% on this credit facility.

As of September 30, 2007, the Company had $235.3 million of borrowings under its commercial paper program. The weighted average interest rate on commercial paper for the three and nine months ended September 30, 2007 was 5.57% and 5.44%, respectively.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

As of January 1, 2007, the date of adoption of FIN 48, and September 30, 2007, the Company had $224.9 million and $215.9 million, respectively, of unrecognized tax benefits. Of these unrecognized tax benefits at January 1, 2007, $94.2 million, if recognized, would decrease the effective income tax rate and increase net income. This potential impact on net income reflects the reduction of these unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. During the three and nine months ended September 30, 2007, the company recognized $12.4 million and $13.8 million, respectively, of previously unrecognized tax benefits due to the expiration of statutes of limitations and resolution of audits. As a result, the Company recorded $10.9 million as a reduction of goodwill and decreased income tax expense by $1.0 million and $1.8 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $38.6 million due to resolution of audits or statute expirations related to U.S. federal and state tax positions and $2.4 million due to non-U.S. tax exposures in which the Company has reached tentative settlement with local taxing authorities. The impact of these unrecognized tax benefits, if recognized, would increase net income by $38.7 million and decrease goodwill by $2.3 million, respectively.

The Company has tax years from 2000 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to remaining tax uncertainties recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 was $3.5 million and $11.1 million, respectively. Penalties in the amount of $0.2 million and $0.7 million were recognized for the three and nine months ended September 30, 2007, respectively. Accrued interest of $69.8 million and $81.7 million related to income tax uncertainties was reported as a component of other noncurrent liabilities on the Condensed Consolidated Balance Sheet at January 1, 2007 and September 30, 2007, respectively. Accrued penalties of $2.7 million and $3.4 million related to income tax uncertainties were reported in other noncurrent liabilities on the Condensed Consolidated Balance Sheet at January 1, 2007 and September 30, 2007, respectively.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, upon recognition or at specified other election dates, to measure eligible financial assets and liabilities at fair value (the “fair value option”). This election is made on an instrument-by-instrument basis and unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings for each subsequent reporting period. This accounting standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The effect, if any, of adopting SFAS No. 159 on the Company’s consolidated financial position, annual results of operations or cash flows has not been finalized.

17. SUBSEQUENT EVENTS

On October 16, 2007, the Company announced that it had signed a definitive agreement to acquire Cardinal Brands, Inc. (“Cardinal Brands”), for approximately $130 million in cash before reduction for repayment of indebtedness, retirement of preferred stock and other items. Cardinal Brands is a privately-owned designer, developer and manufacturer of document-related business, consumer and hobby products. Cardinal Brands, headquartered in Lawrence, Kansas, has manufacturing operations in the United States, Mexico and the United Kingdom. This acquisition is expected to close in the fourth quarter of 2007 and is subject to customary closing conditions, including regulatory approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is the world’s premier full-service provider of print and related services, including business process outsourcing. Founded more than 140 years ago, the Company provides products and solutions in commercial printing, direct mail, financial printing, print fulfillment, labels, forms, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

BUSINESS ACQUISITIONS

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serves primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. Von Hoffmann’s operations are included in the U.S. Print and Related Services segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a privately-owned printer of magazines and catalogs with long- and short-run capabilities for producing consumer and business-to-business catalogs as well as consumer, trade and association magazines. Perry Judd’s operations are included in the U.S. Print and Related Services segment.

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. Banta’s operations are included in the U.S. Print and Related Services segment with the exception of its Global Turnkey Solutions’ operations, which are included in the International segment.

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s operations are included in the International segment.

DISCONTINUED OPERATIONS

In December 2005, the Company sold its Peak Technologies business (“Peak”), which was acquired in the 2004 acquisition of Moore Wallace Incorporated. In October 2004, the Company sold its package logistics business. For all periods presented, these businesses have been classified as discontinued operations in the condensed consolidated financial statements.

SEGMENT DESCRIPTION

The Company operates primarily in the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

During the third quarter of 2007, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two segments: “U.S. Print and Related Services” and “International.”

Prior to the third quarter of 2007, the Company’s structure included two segments: “Global Print Solutions” and “Global Services.” A summary of the changes made to the Company’s reportable segments in the third quarter of 2007 as a result of the Company’s management reorganization is as follows:

•

Magazine, catalog, retail, book, directories, logistics, direct mail and short-run commercial printing operations, previously reported in the Global Print Solutions segment, are now reported in the U.S. Print and Related Services segment.

•

Digital solutions and the U.S. portions of the financial print, forms, labels and statement printing operations, previously reported in the Global Services segment, are now reported in the U.S. Print and Related Services segment.

•	Asia, Europe and the Global Turnkey Solutions operations, previously reported in the Global Print Solutions segment, are now reported in the International segment.

•

Latin America, Global Document Solutions, OfficeTiger, the Canadian portion of forms, labels and statement printing and the European, Asian and Canadian operations of financial print, previously reported in the Global Services segment, are now reported in the International segment.

The Company’s segments and their product and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print-management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial print, direct mail, forms, labels, premedia and logistic services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology and medical device companies around the world through its operations in Europe and North America.

Corporate

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

EXECUTIVE SUMMARY

Financial Performance

Three Months Ended September 30, 2007

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the three months ended September 30, 2007, from the three months ended September 30, 2006, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings	Net Earnings Per Diluted Share
For the three months ended September 30, 2006	$260.8	11.3%	$164.7	$0.75
2007 restructuring and impairment charges—net	(19.9)	(0.7)	(12.1)	(0.05)
2006 restructuring and impairment charges—net	6.6	0.3	4.6	0.03
Non-recurring tax benefits			(14.2)	(0.07)
Discontinued operations	—	—	0.4	—
Operations	46.9	(0.8)	31.6	0.14

For the three months ended September 30, 2007	$294.4	10.1%	$175.0	$0.80

2007 restructuring and impairment charges—net: included pre-tax charges of $13.7 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $4.7 million of other restructuring costs, primarily lease termination costs; and $1.5 million for impairment of other long-lived assets.

2006 restructuring and impairment charges—net: included pre-tax charges of $3.5 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities, and $3.1 million of other restructuring costs, primarily lease termination costs.

Non-recurring tax benefits: reflected a benefit of $9.3 million in 2007 from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom and a $23.5 million benefit in 2006 from the realization of a U.S. deferred tax asset.

Discontinued operations: reflected certain costs related to a facility previously occupied by the Company’s package logistics business including costs resulting from a sub-lessee bankruptcy in 2006.

Operations: reflected higher operating income, primarily driven by the Banta, Perry Judd’s and Von Hoffmann acquisitions and higher volume and productivity, partially offset by higher interest expense. See further details in the review of operating results by segment that follows.

Nine Months Ended September 30, 2007

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the nine months ended September 30, 2007, from the nine months ended September 30, 2006, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings	Net Earnings Per Diluted Share
For the nine months ended September 30, 2006	$694.5	10.1%	$401.8	$1.84
2007 restructuring and impairment charges—net	(361.8)	(4.2)	(237.7)	(1.08)
2006 restructuring and impairment charges—net	37.8	0.6	24.2	0.11
Non-recurring tax benefits			(14.2)	(0.07)
Discontinued operations	—	—	1.8	0.01
Operations	128.0	(0.6)	68.5	0.30

For the nine months ended September 30, 2007	$498.5	5.9%	$244.4	$1.11

2007 restructuring and impairment charges—net: included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; pre-tax charges of $34.7 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $8.8 million of other restructuring costs, primarily lease termination costs; and $2.2 million for impairment of other long-lived assets.

2006 restructuring and impairment charges—net: included pre-tax charges of $27.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $8.3 million of other restructuring costs, primarily lease termination costs; and $2.3 million for impairment of long-lived assets.

Non-recurring tax benefits: reflected a benefit of $9.3 million in 2007 from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom and a $23.5 million benefit in 2006 from the realization of a U.S. deferred tax asset.

Discontinued operations: reflected certain costs related to a facility previously occupied by the Company’s package logistics business including costs resulting from a sub-lessee bankruptcy in 2006.

Operations: reflected higher operating income in the U.S. Print and Related Services segment, primarily driven by the Banta, Perry Judd’s and Von Hoffmann acquisitions and strong results in financial print and book sales, higher volume and productivity, and improved operating income in the International segment which was primarily driven by book production in Asia, partially offset by higher interest expense. See further details in the review of operating results by segment that follows.

Successes

During the third quarter of 2007, the Company unified most of its printing and related services offerings under the single RR Donnelley brand. The renaming reflects the Company’s ability to provide fully integrated single-source solutions that span a complete range of printing and service capabilities while allowing its customers the ability to access RR Donnelley’s global resources. In addition, the Company continued to successfully integrate its acquisitions of Banta, Perry Judd’s and Von Hoffmann under this global platform. The unified platform and continued successful integration of its acquisitions have expanded the Company’s flexibility to serve customer needs and achieve productivity and scale across most of its operations.

In the third quarter of 2007, the Company achieved net sales increases in both segments due to acquisitions, new customer wins and volume growth with existing customers. These sales increases were achieved despite the continuing impact of competitive price pressure. The largest sales increases were from financial print and books. Increased sales of financial print were driven by domestic and international capital markets transactions and global investment company compliance. Net sales of financial print have continued to increase throughout 2007 despite the sub-prime credit market crisis. The Company’s diversified financial print product mix is expected to mitigate the potential impact of capital markets uncertainty. Book sales increased reflecting higher volume in education books. Net sales of print logistics services increased reflecting volume growth in the domestic print platform and related services. Net sales of office products increased due to increased volume from new customers. Internationally, net sales improved in Asia due to gains in book production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers and in Latin America due to increased book export sales and increased sales of forms, labels, commercial print and statement printing due to volume growth from existing customers.

The Company also continued to achieve productivity benefits resulting from restructuring actions, investments in equipment and technology, and procurement savings. These productivity savings continued to largely offset the impacts of price competition and cost inflation.

Challenges

Net sales of statement printing included in the U.S. Print and Related Services segment declined in the third quarter of 2007 as compared to 2006. The decline was mainly caused by customer losses and volume declines. Net sales of statement printing declined at a slower rate in the third quarter as compared to previous quarters in 2007. Management expects this trend to continue in the fourth quarter as a result of refocused sales efforts and cost control initiatives.

Net sales of directories, included in the U.S. Print and Related Services segment, declined in the third quarter of 2007 as compared to 2006. This decline is due to price reductions on contract renewals, timing of new contracts and the wind down of lost business. Management continues to offset the impact of these sales declines through cost control initiatives and expects net sales to decline at a slower rate in the fourth quarter of 2007.

Despite strong increases in net sales, margins for our business process outsourcing services, included in the International segment, decreased in the third quarter of 2007 as compared to 2006. Though the margin declines were in part driven by the start-up of a large customer contract, we are seeing an increase in price pressure and competition for high volume contracts in this sector.

Global Turnkey Solutions net sales were lower in the three and nine months ended September 30, 2007, than in the comparable pro forma pre-acquisition periods in 2006. This lower sales volume is due to price reductions on contract renewals and continuing price pressure. Management continues to offset the impact of these sales declines by reducing costs and shifting production to lower cost locations.

On May 14, 2007, new postage rates went into effect for all mail classes in the United States under Postal Rate Case 2006-1, with the exception of the periodicals class, for which new rates went into effect on July 15, 2007. The new rates substantially increase the cost of certain segments of standard mail, which is a significant component of many of our customers’ cost structures. During the third quarter, this cost increase impacted our direct mail sales in the U.S. Print and Related Services segment. The impact of the postal increases is expected to continue throughout the remainder of the year in direct mail as well as for magazine, retail, catalog and logistics services in the U.S. Print and Related Services segment. Management continues to develop plans to mitigate the financial effect of this postage increase and to evaluate any long-term impact it might have on volume.

OUTLOOK

Competition and Strategy

The print and related services environment is highly competitive and in general tends to have excess capacity. Despite some recent consolidation, the printing industry remains large and highly fragmented, with large diversified printing companies better positioned to be successful. The industry is projecting only modest growth over the next several years. Across the Company’s range of products and services, competition is based primarily on price in addition to quality and the ability to service the special needs of customers. Consolidation of customers and a shift in customer ownership towards private equity has also changed the dynamics of the industry toward more focus on the total cost of the print process, including materials and distribution. The Company expects competition in most sectors served by the Company to remain intense in coming years. In this environment, the Company expects to maintain or enhance operating margins through productivity initiatives and by offering higher-value products and services.

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

The Company seeks to leverage its position and size to drive profitable growth. The Company continues to enhance its products and services through the successful integration of acquisitions that create additional scale advantages and offer both increased breadth and depth of products and services. To attain its productivity goals, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve the efficiency of its operations. These initiatives include the restructuring and integration of operations, leveraging the Company’s global infrastructure, streamlining administrative and support activities, integrating common systems and the disposing of non-core operations. Future initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives may result in future restructuring or impairment charges, which may be substantial. Management also reviews its operations on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the U.S. Print and Related Services segment. Historically, the Company’s magazine, catalog, retail insert and book operations generated higher revenues in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail and book volumes. Compared to 2006, the Company expects a slightly higher impact from seasonal increases in sales volume in 2007, primarily due to its recent acquisitions.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of grades and formats and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. Customers directly absorb the impact of increasing prices on customer-supplied paper, though higher prices and paper availability may have an impact on those customers’ demand for printed product. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on both paper price and ink cost increases to a large extent, but there is no assurance that market conditions will continue to enable the Company successfully to do so. In addition, management believes that paper supply is tightening, and there may at times be shortfalls in supply to meet the demands of the entire marketplace.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes it will continue to be able to pass on a substantial portion of increases in fuel prices directly to its logistics services customers in order to offset the impact of these increases. However, the Company in some cases cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for certain of the Company’s operations. The Company cannot predict the impact that possible future energy price increases may have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales (1)		Income From Continuing Operations (1)
	Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
U.S. Print and Related Services	$2,161.7	$1,746.5	$276.9	$249.1
International	748.3	562.2	53.6	54.5

Total operating segments	2,910.0	2,308.7	330.5	303.6
Corporate	—	—	(36.1)	(42.8)

Total continuing operations	$2,910.0	$2,308.7	$294.4	$260.8

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the three months ended September 30, 2007 increased $601.3 million, or 26.0%, to $2,910.0 million versus the same period in the prior year. Of this increase, approximately 84% or $502 million was due to sales from the acquired facilities of Banta, Perry Judd’s and Von Hoffmann and 5.5% or $33.1 million resulted from changes in foreign exchange rates. In addition, the increase in net sales was driven by volume growth in both segments offset in part by continued price pressure. In the U.S. Print and Related Services segment, volume increases were seen in book production, financial print and logistics services. In the International segment, net sales increases were driven by book production in Asia, favorable exchange rates and volume growth from new customers in business process outsourcing and increased export book sales and commercial print in Latin America.

Income from continuing operations for the three months ended September 30, 2007 was $294.4 million, an increase of 12.9% compared to the three months ended September 30, 2006. The increase was driven by sales volume, productivity efforts and the benefits achieved from procurement savings and restructuring activities, partially offset by higher incentive compensation and depreciation and amortization expense.

Cost of sales (exclusive of depreciation and amortization) increased $465.6 million to $2,122.4 million for the three months ended September 30, 2007 versus the same period in the prior year primarily due to acquisitions, increased incentive compensation and the increased net sales volume. Cost of sales as a percentage of consolidated net sales increased from 71.8% to 72.9% as a result of continuing price competition across most operations in both segments and an unfavorable business mix. The Company partially offset these factors with cost reductions achieved through restructuring activities.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $52.0 million to $320.5 million for the three months ended September 30, 2007 versus the same period in the prior year primarily due to the acquisitions, increased incentive compensation and other net sales increases. Selling, general and administrative expenses as a percentage of consolidated net sales decreased to 11.0% from 11.6% for the three months ended September 30, 2007 and 2006, respectively. This decrease reflects scale advantages including the elimination of duplicative administrative functions at the acquired businesses.

For the three months ended September 30, 2007, the Company recorded a net restructuring and impairment provision of $19.9 million compared to $6.6 million in the same period of 2006. This provision included $13.7 million for workforce reductions of 249 people (of which 130 were terminated as of September 30, 2007)

associated with the reorganization of certain operations and the exiting of certain business activities. These actions include management changes to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the U.S. Print and Related Services segment. These charges also include $4.7 million of other restructuring costs primarily related to lease terminations in exited facilities and $1.5 million for the impairment of long-lived assets. Restructuring charges for the three months ended September 30, 2006 included $3.5 million related to work force reductions of 287 people (all of whom were terminated as of September 30, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $3.1 million of other restructuring costs primarily related to lease terminations in exited facilities. Management believes that certain restructuring activities will continue throughout the remainder of 2007 and in the future as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $36.8 million to $152.8 million for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to acquisitions. Depreciation and amortization includes $30.5 million and $18.7 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended September 30, 2007 and 2006, respectively.

Net interest expense increased by $23.9 million for the three months ended September 30, 2007 versus the same period in 2006, primarily due to the issuance of approximately $1.3 billion of debt in January 2007 and increased short-term borrowings to finance the acquisitions of Banta, Perry Judd’s and Von Hoffmann.

Net investment and other expense for the three months ended September 30, 2007 and 2006 was $0.5 million, respectively.

The effective income tax rate for the three months ended September 30, 2007 was 25.1% compared to 27.2% in the same period of 2006. The tax rate for the three months ended September 30, 2007 includes a benefit of $9.3 million from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom, a greater proportion of earnings generated in lower tax jurisdictions and an increased benefit from the domestic manufacturing deduction. The effective income tax rate for the three months ended September 30, 2006 included a $23.5 million benefit from the realization of a U.S. deferred tax asset.

Net earnings from continuing operations for the three months ended September 30, 2007 was $175.0 million or $0.80 per diluted share compared to $165.1 million or $0.75 per diluted share for the three months ended September 30, 2006. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 0.3 million. During the quarter ended September 30, 2007, the Company purchased in the open market approximately 5.3 million shares of its common stock at a total cost of $212.5 million.

The net loss from discontinued operations for the three months ended September 30, 2006 was $0.4 million, which primarily reflected the costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended September 30,
	2007	2006
	(in millions)
Net sales	$2,161.7	$1,746.5
Income from continuing operations	276.9	249.1
Operating Margin	12.8%	14.3%
Items impacting comparability:
Restructuring and impairment charges—net	11.8	0.8

Net sales for the U.S. Print and Related Services segment for the three months ended September 30, 2007 were $2,161.7 million, an increase of $415.2 million, or 23.8%, compared to the same period in 2006. Of this increase, approximately 94% or $391.5 million was due to sales from the acquired facilities of Banta, Perry Judd’s and Von Hoffmann. The remaining increase resulted from volume increases, partially offset by downward price pressures. Book sales increased reflecting higher volume in education books, partially offset by lower prices on major customer contract renewals. Financial print net sales increased, primarily driven by domestic capital markets transactions and global investment company compliance services. Logistics services increased primarily due to volume growth in the domestic print platform and from third-party customers and other related services. Net sales of office products increased due to volume increases from new customers. Net sales of catalogs increased reflecting volume increases from new customers partially offset by lower pricing on major contracts while magazines and retail inserts declined due to lower pricing on major customer contracts. Net sales of directories decreased due to continued price pressure impacting major contract renewals. Net sales for digital print decreased due to continued pricing pressure and the impact of major contract renewals within direct mail and price and volume declines in statement printing. Commercial printing sales decreased as a result of decreased volume from large corporate customers.

U.S. Print and Related Services’ income from continuing operations increased $27.8 million primarily due to the impact of acquisitions, higher volume and improved productivity, offset by continued competitive price pressures and increased incentive compensation. Operating margins in the U.S. Print and Related Services Segment decreased as a percent of sales from 14.3% to 12.8% for the three months ended September 30, 2007. The margin decrease reflects the impact of the acquired companies, which in the aggregate had lower margins than the segment’s historical margins. In addition, the reduced operating margins were impacted by $9.4 million of incremental amortization expense on intangible assets that reduced operating margins by 44 basis points and increased restructuring charges of $11.0 million.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2007	2006
	(in millions)
Net sales	$748.3	$562.2
Income from continuing operations	53.6	54.5
Operating Margin	7.2%	9.7%
Items impacting comparability:
Restructuring and impairment charges—net	3.8	3.5

Net sales for the International segment for the three months ended September 30, 2007 were $748.3 million, an increase of $186.1 million, or 33.1%, compared to the same period in 2006. Of this increase, approximately 60% or $110.8 million was due to sales from the acquired facilities of Banta and $33.1 million or 18% was the result of favorable exchange rates. The remaining increase in net sales was primarily driven by strong volume growth across most of the segment, partially offset by competitive price pressure. From our platform in Asia, book sales increased as a result of production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers. Net sales from the business process outsourcing operations increased over 2006, due to favorable foreign exchange rates and volume growth from new customers, partially offset by the volume declines in direct mail. We had higher sales across most products in Latin America, including increased book export sales and increased sales of forms, labels, commercial print and statement printing due to volume growth from existing customers. Net sales in Latin America were also impacted by favorable exchange rates. Net sales of forms and labels in Canada were up slightly due to increased volume and favorable exchange rates.

Income from continuing operations decreased $0.9 million due to the continuing impact of competitive price pressures. Operating margins as a percentage of sales decreased from 9.7% to 7.2% for the three months ended September 30, 2007 primarily due to continued price pressure and an unfavorable business mix.

Corporate

Corporate operating expenses decreased $6.7 million to $36.1 million for the three months ended September 30, 2007. The decrease in expense in the third quarter of 2007 is attributable to lower share-based and incentive compensation expense, reductions in LIFO inventory provisions, reductions in sales and use tax reserves, and other cost reductions resulting from productivity efforts and restructuring actions. These factors were partially offset by increased information technology expense and additional costs resulting from the Banta, Perry Judd’s and Von Hoffmann acquisitions. Corporate restructuring charges of $4.3 million in the three months ended September 30, 2007 primarily reflect the costs of actions taken to streamline operations. Corporate restructuring charges of $2.3 million in the three months ended September 30, 2006 primarily related to actions taken to reorganize certain operations and the relocation of the global headquarters within Chicago.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AS

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

The following table shows net sales and income (loss) from continuing operations for each of the Company’s segments:

	Net Sales(1)		Income (Loss) From Continuing Operations(1)
	Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
U.S. Print and Related Services	$6,332.7	$5,247.5	$539.9	$692.6
International	2,166.2	1,601.8	92.6	146.9

Total operating segments	8,498.9	6,849.3	632.5	839.5
Corporate	—	—	(134.0)	(145.0)

Total continuing operations	$8,498.9	$6,849.3	$498.5	$694.5

(1)	Reflects the results of acquired businesses from the relevant acquisition dates.

Consolidated

Net sales for the nine months ended September 30, 2007 increased $1,649.6 million, or 24.1%, to $8,498.9 million versus the same period in the prior year. Of this increase, approximately 86% or approximately $1.4 billion was due to sales from the acquired facilities of Banta, Perry Judd’s, OfficeTiger and Von Hoffmann and 5% or $87.4 million resulted from changes in foreign exchange rates. In addition, the increase in net sales was driven by volume growth in both segments. In the U.S. Print and Related Services segment, volume increases were seen in logistics services, book production, commercial printing and financial print. In the International segment, net sales increases were driven by increased book production in Asia, favorable exchange rates and volume growth from new customers in business process outsourcing, favorable exchange rates in Europe and increased export book sales and commercial print sales in Latin America.

Income from continuing operations for the nine months ended September 30, 2007 was $498.5 million, a decrease of $196.0 million compared to the nine months ended September 30, 2006. The decrease was driven by the $316.1 million non-cash pre-tax charge reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names intangible assets, higher incentive compensation and depreciation and amortization expense, partially offset by the increase in net sales, productivity efforts and the benefits achieved from procurement savings and restructuring activities.

Cost of sales (exclusive of depreciation and amortization) increased $1,252.0 million to $6,218.2 million for the nine months ended September 30, 2007 versus the same period in the prior year primarily due to acquisitions, increased incentive compensation and the increased net sales volume. Cost of sales as a percentage of consolidated net sales increased from 72.5% to 73.2% as a result of continuing price competition across most of the operations in both segments and the impact of the acquired companies, which in the aggregate had lower margins than the Company’s historical margins. These factors were offset by cost reductions through restructuring activities.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $170.9 million to $976.7 million for the nine months ended September 30, 2007 versus the same period in the prior year primarily due to the acquisitions, increased incentive compensation and other net sales increases. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.8% to 11.5%. This decrease reflects scale advantages including the elimination of duplicative administrative functions at the acquired businesses.

For the nine months ended September 30, 2007, the Company recorded a net restructuring and impairment provision of $361.8 million compared to $37.8 million in the same period of 2006. In 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names intangible assets. In addition, these charges included $34.7 million for workforce reductions of 704 people (of which 639 were terminated as of September 30, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. These actions include management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment. These charges also include $8.8 million of other restructuring costs primarily related to lease terminations in exited facilities and $2.2 million for the impairment of long-lived assets. Restructuring charges for the nine months ended September 30, 2006 included $27.2 million related to work force reductions of 1,083 people (all of whom were terminated as of September 30, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. In addition, these charges include $8.3 million of other restructuring costs primarily related to lease terminations in exited facilities and $2.3 million for the impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2007 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $98.7 million to $443.7 million for the nine months ended September 30, 2007 compared to the same period in 2006 primarily due to acquisitions. Depreciation and amortization includes $86.3 million and $54.2 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the nine months ended September 30, 2007 and 2006, respectively.

Net interest expense increased by $62.2 million for the nine months ended September 30, 2007 versus the same period in 2006, primarily due to the issuance of approximately $1.3 billion of debt in January 2007 and increased short-term borrowings to finance the acquisitions of Banta, Perry Judd’s and Von Hoffmann.

Net investment and other income (expense) for the nine months ended September 30, 2007 and 2006 was $2.3 million and $(4.0) million, respectively. Included in net investment and other income (expense) were charges of $0.2 million and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. In addition, the Company recorded a gain of $1.1 million for the nine months ended September 30, 2007 and a loss of $1.5 million for the nine months ended September 30, 2006 for the portion of the changes in fair value of derivative financial instruments that was ineffective as a net investment hedge.

The effective income tax rate for the nine months ended September 30, 2007 was 25.7% compared to 31.1% in the same period of 2006. The decrease primarily reflects the tax benefit of $107.0 associated with the $316.1 million non-cash charge for the write-off of the Moore Wallace, OfficeTiger and other trade names, the enactment of a lower statutory tax rate in the United Kingdom, an increased benefit from the domestic manufacturing deduction and the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2006 included a $23.5 million benefit from the realization of a U.S. deferred tax asset.

Net earnings from continuing operations for the nine months ended September 30, 2007 was $244.5 million or $1.11 per diluted share compared to $403.7 million or $1.85 per diluted share for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Company purchased in the open market approximately 6.6 million shares of its common stock at a total cost of $267.9 million. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 1.6 million due to share-based compensation.

The net loss from discontinued operations for the nine months ended September 30, 2007 was $0.1 million compared to $1.9 million for the same period in 2006, which primarily reflected costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Net sales	$6,332.7	$5,247.5
Income from continuing operations	539.9	692.6
Operating Margin	8.5%	13.2%
Items impacting comparability:
Restructuring and impairment charges—net	279.9	16.0

Net sales for the U.S. Print and Related Services segment for the nine months ended September 30, 2007 were $6,332.7 million, an increase of $1,085.2 million, or 20.7%, compared to the same period in 2006. Of this increase, approximately 95% or approximately $1.0 billion was due to sales from the acquired facilities of Banta, Perry Judd’s and Von Hoffmann. The remaining increase resulted from volume increases, partially offset by downward price pressures. Net sales of financial print increased significantly, primarily driven by domestic and international capital markets transactions and global investment company compliance services. Logistics services increased primarily due to volume growth in the domestic print platform and from third-party customers and other related services. Book sales increased reflecting higher volume in consumer and educational books, partially offset by lower prices on major customer contract renewals. Commercial printing sales increased as a result of increased volume from large corporate customers. Net sales of office products increased due to volume growth from new customers. Net sales of magazines, catalogs and retail inserts declined due to product mix and lower pricing on major customer contracts. Net sales of directories decreased, primarily due to continued pricing pressure and the impact of major contract renewals. Declines in the digital print operations reflect lower direct mail volume from key customers, the impact of postal rate increases and volume and price declines in statement printing.

U.S. Print and Related Services’ income from continuing operations decreased $152.7 million, driven by the non-cash charge of $257.4 million reflecting the write-off of the Moore Wallace and other trade names, the impact of competitive price pressures and increased incentive compensation, partially offset by the impact of acquisitions, higher volume and improved productivity. Operating margins in the U.S. Print and Related Services segment decreased as a percent of sales from 13.2% to 8.5% for the nine months ended September 30, 2007. The margin decrease primarily resulted from the non-cash charge of $257.4 million discussed above and the acquisitions of Banta and Perry Judd’s, both of which had lower margins than the segment’s historical margins, partially offset by the acquisition of Von Hoffmann which had higher historical margins. In addition, acquisitions resulted in $22.5 million of incremental amortization expense on intangible assets, which reduced operating margins by 36 basis points.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Net sales	$2,166.2	$1,601.8
Income from continuing operations	92.6	146.9
Operating Margin	4.3%	9.2%
Items impacting comparability:
Restructuring and impairment charges—net	71.9	12.8

Net sales for the International segment for the nine months ended September 30, 2007 were $2,166.2 million, an increase of $564.4 million, or 35.2%, compared to the same period in 2006. Of this increase, approximately 67% or $376.7 million was due to sales from the acquired facilities of OfficeTiger and Banta and $87.4 million or 16% was the result of favorable exchange rates. From our platform in Asia, book sales increased as a result of production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers. Net sales of business process outsourcing increased over 2006, primarily due to favorable foreign exchange and volume growth from new customers, partially offset by the volume declines in direct mail. We had higher sales of books, forms, labels and commercial printing in Latin America, while increases in sales in Europe were substantially the result of changes in foreign exchange rates. Net sales of forms and labels in Canada were up slightly due to increased volume and favorable exchange rates.

Income from continuing operations decreased $54.3 million primarily due to the non-cash charge of $58.7 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names and the ongoing impact of competitive price pressures partially offset by volume growth and productivity efforts. Operating margins as a percentage of sales decreased from 9.2% to 4.3% for the nine months ended September 30, 2007 primarily due to the non-cash charge of $58.7 million discussed above. Also impacting the lower operating margins were the Banta and OfficeTiger acquisitions, continued price pressure and an unfavorable business mix.

Corporate

Corporate operating expenses decreased $11.0 million to $134.0 million for the nine months ended September 30, 2007. The decrease in expense in the nine months ended September 30, 2007 is attributable to lower share-based and incentive compensation expense, reductions in LIFO inventory provisions, reductions in sales and use tax reserves, and other cost reductions resulting from productivity efforts and restructuring actions. These factors were partially offset by increased information technology expense and additional costs resulting from the Banta, Perry Judd’s and Von Hoffmann acquisitions. Corporate restructuring charges of $10.0 million in the nine months ended September 30, 2007 primarily reflect the employee termination costs of actions taken to streamline operations. Corporate restructuring charges of $9.0 million in the nine months ended September 30, 2006 primarily included employee termination costs incurred as a result of actions taken to reorganize certain operations and costs related to the relocation of the global headquarters within Chicago.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the businesses and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $343.0 million at September 30, 2007, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $782.7 million for the nine months ended September 30, 2007, compared to net cash provided by operating activities of continuing operations of $566.8 million for the same period last year. The increase primarily reflects the impact of higher cash earnings driven by volume growth and productivity efforts and the impact of acquisitions. In addition, the increase in operating cash flow reflects improvements in working capital management.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 was $2,228.2 million versus net cash used in investing activities of $500.3 million for the nine months ended September 30, 2006. Net cash used for acquisition of businesses in the nine months ended September 30, 2007 included $1,929.1 million for the acquisition of Banta, Perry Judd’s and Von Hoffmann. Capital expenditures were $321.1 million, an increase of $62.9 million compared to the nine months ended September 30, 2006. The increase reflects increased investment in expansion projects to support increased volume in Asia and Europe and capital spending at acquired businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2007 will be between $450 and $475 million.

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,559.0 million compared to net cash used in financing activities of $187.9 million in the same period of 2006. The Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. The net change in short-term debt was a cash inflow of $652.4 million in the nine months ended September 30, 2007 reflecting the Company’s borrowings under its revolving credit facility and the issuance of commercial paper related to the Banta, Perry Judd’s and Von Hoffmann acquisitions and share repurchases compared to a net decrease in short-term debt of $14.6 million for the nine months ended September 30, 2006. Additionally, the Company received proceeds of $102.1 million from exercises of stock options. During the nine months ended September 30, 2007, the Company purchased in the open market approximately 6.6 million shares of its common stock at a total cost of $267.9 million, of which 6.1 million shares settled at a total cost of $250.8 million.

Dividends

During the nine months ended September 30, 2007, the Company paid cash dividends of $171.0 million. On October 24, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 3, 2007 to shareholders of record on November 8, 2007.

CAPITAL RESOURCES

The Company has a $2.0 billion unsecured revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. The Company pays an annual commitment fee of 0.08% and LIBOR plus a spread on borrowings under the Facility. As of September 30, 2007, there were $400.0 million of borrowings outstanding under the Facility. The Company also has $241.1 million in credit facilities outside of the U.S., most of which are uncommitted. As of September 30, 2007, the Company had $58.0 million in outstanding letters of credit, of which $24.6 million reduced availability under the Company’s credit facilities. At September 30, 2007, approximately $1.5 billion was available under the Company’s credit facilities. Additionally, as of September 30, 2007, there were $235.3 million of borrowings under the Company’s commercial paper program.

On January 8, 2007, the Company issued $625 million of 5.625% notes due January 15, 2012 and $625 million of 6.125% notes due January 15, 2017. On January 9, 2007, the Company completed its acquisition of Banta for approximately $1.4 billion in cash. The Company financed this acquisition with the proceeds from the issuance of these notes and short-term borrowings under its commercial paper program.

On January 24, 2007, the Company acquired Perry Judd’s, a privately-owned printer of magazines and catalogs, for a purchase price of approximately $181 million. The Company financed this acquisition with the proceeds from the issuance of the notes described previously, through issuances of commercial paper and with existing cash on hand.

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors, from Visant Corporation for a purchase price of approximately $413 million. The Company financed this acquisition through issuances of commercial paper and with existing cash on hand.

On October 16, 2007, the Company announced that it had signed a definitive agreement to acquire Cardinal Brands for approximately $130 million in cash before reduction for repayment of indebtedness, retirement of preferred stock and other items. This acquisition is expected to close in the fourth quarter of 2007 and is subject to customary closing conditions, including regulatory approval. The Company expects to finance this acquisition through the issuance of commercial paper and existing cash on hand.

As of September 30 2007, the Company purchased in the open market approximately 6.6 million shares of its common stock at a total cost of $267.9 million. The Company financed these share repurchases with existing cash on hand, through issuances of commercial paper and with borrowings under the revolving credit facility. As of September 30, 2007, the Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to 7.4 million shares. Additionally, subsequent to September 30, 2007, the Company purchased 1.0 million shares of its common stock.

The Company was in compliance with its debt covenants as of September 30, 2007.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed rate-debt. As of September 30, 2007, approximately 84% of the Company’s outstanding debt was comprised of fixed-rate debt. Though variable-rate commercial paper borrowings have increased to partially fund the Company’s acquisitions of Banta, Perry Judd’s and Von Hoffmann and to finance share repurchases, the Company’s exposure to interest rate risk remains low.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of September 30, 2007, the aggregate notional amount of outstanding forward contracts was approximately $159.6 million. Unrealized gains and losses from these foreign currency contracts were not significant at September 30, 2007. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $1,176.3 million, consisting of British pound sterling (“GBP”) 395.0 million, which exchange GBP for U.S. dollars; Eurodollar (“EUR”) 182.7 million, which exchange EUR for U.S. dollars; and GBP 125.0 million, which exchange GBP for EUR. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. These swaps expire in 2010 ($682.5 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $500.5 million of the swaps as a hedge of net investments in GBP and EUR denominated foreign operations. At September 30, 2007, the fair market value of these cross currency swaps of $104.2 million is included in other noncurrent liabilities. A gain of $1.1 million was recognized in net other expense for the nine months ended September 30, 2007 for the portion of the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge. A loss of $1.5 million was recognized in net other expense for the nine months ended September 30, 2006 related to the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•

successful execution and closing of planned acquisitions and the performance of the Company’s businesses following the acquisitions of OfficeTiger, Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands, successful negotiation of future acquisitions and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

The Company assesses market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measure the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would result in a $3.5 million increase in interest expense and would not have a material effect on foreign currency gains and losses and cash flows; and would change the fair values of fixed-rate debt at September 30, 2007 by approximately $113.9 million.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007—July 31, 2007	2,711,393	(1)	$44.53	2,711,300	10,000,000	(2)
August 1, 2007—August 31, 2007	690,400	(1)	35.39	690,200	9,309,800	(2)
September 1, 2007—September 30, 2007	1,912,621	(1)	35.50	1,897,900	7,411,900	(2)
Total	5,314,414	(1)	41.00	5,299,400	7,411,900	(2)

(1)	Includes shares withheld for tax liabilities upon vesting of equity awards and shares purchased pursuant to a 10b5-1 plan in the amount set forth in column (c) hereto.
(2)	On February 22, 2006, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares of the Company’s common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase agreements or private transactions. Following such authorization and prior to July 25, 2007, the Company repurchased 4 million shares. On July 25, 2007, the Board increased the share repurchase program by 4 million shares, taking the total number of shares authorized for repurchase back to 10 million shares. Such purchases may be made from time to time and may be discontinued at any time.

Item 5. Other Information

(a) Amendment of ByLaws. Effective October 24, 2007, the Company’s Board of Directors amended (i) Sections 4.1 and 4.7 of the Company’s bylaws to delete provisions providing that the Chairman of the Board is a non-executive officer of the Company, (ii) Section 4.3 and Article X of the bylaws to delete provisions of the bylaws that only applied until February 27, 2007 and (iii) Section 4.16 to delete a provision requiring the Controller of the Company to attend that part of the meetings of the Board concerned with review of the financial and operating reports of the business except when, in the discretion of the Board, the Controller shall be asked not to attend. The Amended and Restated Bylaws are filed as Exhibit 3.2 of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

(b) New Officer Appointments. On October 30, 2007, the Company announced that Miles W. McHugh has been appointed as Executive Vice President, Chief Financial Officer effective immediately, and on October 29, 2007, the Company and Mr. McHugh entered into an amended and restated employment agreement (the “Amended and Restated Employment Agreement”) pursuant to which Mr. McHugh agreed to serve as the Company’s Executive Vice President, Chief Financial Officer.

Under the terms of the Amended and Restated Employment Agreement:

•	Mr. McHugh will receive a base salary to be paid at a rate of $450,000 per year; and

•

Mr. McHugh will be eligible to receive an annual bonus with a target bonus opportunity of 150% of base salary; provided that, for 2007, he will be eligible to receive 100% of his base salary earned for the period January 1, 2007 through October 29, 2007 and 150% of his base salary earned for the period October 30, 2007 through December 31, 2007.

The Amended and Restated Employment Agreement provides that, upon a Change-in-Control (as defined in the Amended and Restated Employment Agreement), the Company will reimburse Mr. McHugh for all excise taxes that are imposed on him under Section 280G, as well as any income and excise taxes that are payable by Mr. McHugh as a result of reimbursement for Section 280G excise taxes. The Amended and Restated Employment Agreement further provides that if the Company terminates Mr. McHugh’s employment without Cause (as defined in the Amended and Restated Employment Agreement) or Mr. McHugh terminates his employment for Good Reason (as defined in the Amended and Restated Employment Agreement):

•	the Company will pay Mr. McHugh an amount equal to 150% of his base salary and target bonus;

•	Mr. McHugh will be entitled to 18 months of COBRA-subsidized medical benefits; and

•	all outstanding equity grants previously issued to Mr. McHugh will vest 100% as of the date of termination.

Mr. McHugh, 43, has been the Senior Vice President, Controller of the Company since June 5, 2006. Prior thereto, Mr. McHugh served as Vice President, Chief Financial Officer of the Company’s Logistics business since March 2004, the Company’s Assistant Controller since October 2003, the Controller of DPL, Inc. (utility holding company) during 2003 and as the Assistant Controller of Mirant Corporation (energy company) from 2000 to 2002.

On October 30, 2007, the Company also announced that Andrew B. Coxhead was promoted to the position of Senior Vice President, Controller effective immediately and on October 29, 2007, the Company and Mr. Coxhead entered into an employment agreement (the “Employment Agreement”) pursuant to which Mr. Coxhead agreed to serve as the Company’s Senior Vice President, Controller.

Under the terms of the Employment Agreement:

•	Mr. Coxhead will receive a base salary to be paid at a rate of $300,000 per year; and

•

Mr. Coxhead will be eligible to receive an annual bonus with a target bonus opportunity of 75% of base salary; provided that, for 2007, he will be eligible to receive 45% of his base salary earned for the period January 1, 2007 through October 29, 2007 and 75% of his base salary earned for the period October 30, 2007 through December 31, 2007.

The Employment Agreement provides that if the Company terminates Mr. Coxhead’s employment without Cause (as defined in the Employment Agreement):

•	the Company will pay Mr. Coxhead an amount equal to 100% of his base salary and target bonus; and

•	Mr. Coxhead will be entitled to 12 months of COBRA-subsidized medical benefits.

Mr. Coxhead, 39, has been the Vice President, Assistant Controller of the Company since September 14, 2006. Prior thereto, Mr. Coxhead served in a series of assignments in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions since his employment with the Company in July 1995, and as an auditor with Price Waterhouse LLP (an accounting firm) from 1990 to 1995.

Item 6. Exhibits

2.1	Combination Agreement, dated as of November 8, 2003, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 8, 2003, filed on November 10, 2003)

2.2	First Amendment to Combination Agreement, dated as of February 19, 2004, between R.R. Donnelley & Sons Company and Moore Wallace Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 20, 2004, filed on February 20, 2004)

2.3	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.4	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006.

2.5	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	Amended and Restated By-Laws (filed herewith)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on February 27, 2002)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit. 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit. 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit. 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.24	Amended and Restated Employment Agreement dated as of April 30, 2007 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007, filed on May 1, 2007)*

10.25	Amended and Restated Employment Agreement dated May 8, 2007 between the Company and John R. Paloian (incorporated by reference to Exhibit. 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.26	Amended and Restated Employment Agreement dated October 29, 2007 between the Company and Suzanne S. Bettman (filed herewith)

10.27	Amended and Restated Employment Agreement dated October 29, 2007 between the Company and Miles W. McHugh (filed herewith)

10.28	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on February 28, 2007)

31.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ MILES W. MCHUGH
Miles W. McHugh
Chief Financial Officer

By:	/s/ ANDREW B. COXHEAD
Andrew B. Coxhead
Senior Vice President and Controller (Chief Accounting Officer)

Date: October 30, 2007