Form 10-K
period 2007-12-31
RR Donnelley & Sons Co
filed 2008-02-27
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-4694

R. R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 South Wacker Drive, Chicago, Illinois	60606
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $1.25)	New York and Chicago Stock Exchanges

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $9,576,608,172.

As of February 20, 2008, 214,860,181 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 28, 2008 are incorporated by reference into Part III of this Form 10-K.

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

Business acquisitions

On February 27, 2008, the Company signed a definitive agreement to acquire Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. The all cash deal is subject to customary closing conditions.

On December 27, 2007, the Company acquired Cardinal Brands, Inc. (“Cardinal Brands”), a designer, developer and manufacturer of document-related business, consumer and hobby products. Cardinal Brands has manufacturing operations in the United States, Mexico and the United Kingdom. Cardinal Brands’ operations are included in the U.S. Print and Related Services segment.

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serves primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. Von Hoffmann’s operations are included in the U.S. Print and Related Services segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a printer of magazines and catalogs with long- and short-run capabilities for producing consumer and business-to-business catalogs as well as consumer, trade and association magazines. Perry Judd’s operations are included in the U.S. Print and Related Services segment.

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to leading publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to the world’s largest technology companies. Banta’s operations are included in the U.S. Print and Related Services segment with the exception of its Global Turnkey Solutions operations, which are included in the International segment.

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services were closely related and complementary to the Company’s pre-existing business process outsourcing resources. OfficeTiger’s operations are included in the International segment.

On June 20, 2005, the Company acquired The Astron Group (“Astron”), a leader in providing business process outsourcing services, including transactional print, statement printing, direct mail and print management services primarily in the United Kingdom. During the fourth quarter of 2005, the Company acquired Critical Mail Continuity Services, Limited (“CMCS”), a United Kingdom based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. The Company ended its use of the Astron trade name in the fourth quarter of 2006 and the business was renamed RR Donnelley Global Document Solutions (“Global Document Solutions”). Global Document Solutions, including CMCS, is reported in the International segment.

Also during 2005, the Company completed several additional acquisitions to expand and enhance its capabilities in key industry sectors and geographies. Asia Printers Group Ltd. (“Asia Printers”) is a book printer for North American, European and Asian markets under the South China Printing brand and is a financial printer in Hong Kong under the Roman Financial Press brand. Poligrafia S.A. (“Poligrafia”) is a printer of magazines, catalogs, retail inserts and books in Poland. The Company also acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail markets, and the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. The operations of Spencer and Charlestown are included in the U.S. Print and Related Services segment. Asia Printers’ and Poligrafia’s operations are included in the International segment.

Discontinued operations

In December 2005, the Company sold its Peak Technologies business (“Peak”). For all years presented, this business has been classified as a discontinued operation in the consolidated financial statements and all prior periods have been reclassified to conform to this presentation.

Segment descriptions

The Company operates primarily in the commercial print portion of the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

During the second quarter of 2007, the Company unified its printing and related services offering under the single RR Donnelley brand. During the third quarter of 2007, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two segments: “U.S. Print and Related Services” and “International.” All prior periods have been reclassified to conform to this current reporting structure. The Company’s segments and their product and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print-management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, commercial printing, financial printing, variable printing, forms, labels, office products, premedia, digital solutions and logistics services. Variable printing products include direct mailings and statement printing. Digital solution services include online services, digital photography, color services, content management, and database management.

The U.S. Print and Related Services segment accounted for approximately 74% of the Company’s consolidated net sales in 2007.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, print management and direct mail services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology, medical device, and retail companies around the world through its operations in Europe and North America.

The International segment accounted for approximately 26% of the Company’s consolidated net sales in 2007.

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

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 19, Segment Information, to the consolidated financial statements. Additional information related to the Company’s international operations is included in Note 20, Geographic Area and Product Information, to the consolidated financial statements.

Competition and strategy

The print and related services environment is highly competitive and in general tends to have excess capacity. Despite some recent consolidation, the printing industry remains large and highly fragmented, with large diversified printing companies better positioned to be successful. The industry is projecting only modest growth over the next several years. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. In part driven by consolidation among customers, competition is becoming more focused on the total cost of printed products, including materials and distribution. The Company expects competition in most sectors served by the Company to remain intense in coming years. In this environment, the Company expects to maintain or enhance earnings through productivity initiatives and by optimizing capacity utilization.

Technological changes, including the electronic distribution of documents and data and the online distribution and hosting of media content, advances in digital printing, print-on-demand, and internet technologies continue to impact the market for the Company’s products and services. The Company seeks to leverage distinctive capabilities to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail inserts and book volumes. Compared to 2006, the Company had a slightly higher impact from seasonal increases in sales volume in 2007, primarily due to its recent acquisitions. The Company expects a slightly lower impact from seasonal increases in sales volume in 2008, due to targeted improvements in capacity utilization during non-peak periods.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of grades and formats and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. During 2007, the Company was able to satisfy its paper requirements without interruption, despite tightening supplies for certain paper grades. While prices for certain paper grades used by the Company increased during 2007, the overall paper price environment was mixed. Customers directly absorb the impact of increasing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that the paper supply is tightening, and there may be shortfalls in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes it will continue to be able to pass on a substantial portion of increases in fuel prices directly to its logistics customers in order to offset the impact of these increases. However, in some cases, the Company cannot pass on the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for certain of the Company’s operations. The Company cannot predict the impact that possible future energy price increases may have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. Through its logistics services, the Company manages distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of direct mail pieces that the Company’s customers are willing to mail. In December 2006, the United States Congress passed the Postal Accountability and Enhancement Act (“the Act”). The Act provides a mechanism for controlling pricing that will replace a lengthy rate-setting process with more predictable, manageable price adjustments, held at or below the rate of inflation with a cap tied to the consumer price index. This new pricing mechanism has been established by the Postal Regulatory Commission and the next rate increase will be filed under this provision. A postal rate increase went into effect on May 14, 2007 that was prior to the effective date of the Act. Additionally, a postal rate increase will become effective in the second quarter of 2008, based on the new pricing process developed under the Act. As a leading provider of print logistics and the largest mailer of standard mail in the United States, the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not absorb the impact of higher postal rates, demand for products distributed through the U.S. or foreign postal services may be impacted by changes in the postal rates.

Customers

For each of the years ended December 31, 2007, 2006 and 2005, no customer accounted for 10% or more of the Company’s consolidated net sales.

Research and Development

The Company has a research facility in Grand Island, New York that supports the development and implementation of new technologies to meet customer needs and improve operating efficiencies. The Company’s cost for research and development activities is not material to the Company’s consolidated annual results of operations, financial position or cash flows.

Environmental Compliance

The Company’s overriding objective in the environmental area is to maintain compliance with laws and regulations. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Employees

As of December 31, 2007, the Company had approximately 65,000 employees.

Available Information

We maintain an Internet website at www.rrdonnelley.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

In June 2007, the Company submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. The Company also filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•

successful execution and integration of acquisitions and the performance of the Company’s operations following the acquisitions of Astron, Asia Printers, Poligrafia, Spencer Press, Charlestown, CMCS, OfficeTiger, Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line successful negotiation of future acquisitions and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•

factors that affect customer demand, including changes in postal rates and regulations, changes in the capital markets that affect demand for financial printing, changes in advertising markets, the rate of migration from paper-based forms to digital formats, customers’ budgetary constraints, and customers’ changes in short-range and long-range plans;

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

•

the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, environmental compliance, health and welfare benefits, price controls and other regulatory matters and the cost of complying with these laws and regulations;

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

The Company may be adversely affected by a decline in the availability of raw materials.

The Company is dependent on the availability of paper, ink, and other raw materials to support its operations. Unforeseen developments in these markets could result in a decrease in the supply of paper, ink or other raw materials and could cause a decline in the Company’s revenues.

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

Because the markets in which the Company competes are highly competitive, the Company must continue to improve its operating efficiency in order to maintain or improve its profitability. There is no assurance that the Company will be able to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

The Company may be unable to successfully integrate the operations of acquired businesses and may not achieve the cost savings and increased revenues anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions, including the 2007 acquisitions of Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands and the planned 2008 acquisition of Pro Line, will depend in part upon the Company’s ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. The process of integrating operations may also cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Employee uncertainty and lack of focus during the integration process may also disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, the Company may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization, systems integration, and more comprehensive product and service offerings.

The Company may be unable to hire and retain talented employees, including management.

The Company’s success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of the Company’s employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on the Company. Various locations may encounter competition with other manufacturers for skilled labor. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than the Company offers. In addition, many members of the Company’s management have significant industry experience that is valuable to the Company’s competitors. The Company enters into non-solicitation and, as appropriate, non-competition agreements with its executive officers, prohibiting them contractually from soliciting the Company’s customers and employees and from leaving and joining a competitor within a specified period. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business prospects and consolidated results of operations.

Costs to provide health care and other benefits to the Company’s employees and retirees may increase.

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

The Company has significant operations outside the United States. Revenues from the Company’s operations outside the United States accounted for approximately 23% of the Company’s consolidated net sales for the year ended December 31, 2007. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability.

The Company is exposed to significant risks related to potential adverse changes in currency exchange rates.

The Company is exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which it does business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into the Company’s financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign currency forward contracts to hedge the currency risk. We cannot be sure, however, that the Company’s efforts at hedging will be successful. There is always a possibility that attempts to hedge currency risks will lead to even greater losses than predicted.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

The Company holds material amounts of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, particularly a further decline in our business process outsourcing operations, could call into question the recoverability of our related goodwill, other long-lived assets, or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our consolidated results of operations and financial position.

Risks Related to Our Industry

The highly competitive market for the Company’s products and industry consolidation may create adverse pricing pressures.

The markets for the majority of the Company’s product categories are highly fragmented and the Company has a large number of competitors. We believe that excess capacity in the Company’s markets has caused downward pricing pressure and increased competition and that this trend may continue. In addition, consolidation in the markets in which the Company competes may increase competitive pricing pressures.

The substitution of electronic delivery for printed materials may adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumer acceptance of electronic delivery is uncertain, as is the extent to which consumers are replacing traditional reading of print materials with online, hosted media content, and we have no ability to predict the rates of acceptance of these alternatives. To the extent that our customers accept these alternatives, many of our products may be adversely affected.

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

In general, demand for products and services are highly correlated with general economic conditions. Declines in economic conditions in the U.S. or in other countries in which the Company operates may adversely impact the Company’s consolidated financial results. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for the Company’s products and services. The overall business climate may also be impacted by wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for the Company’s products and services.

Changes in the rules and regulations to which our customers are subject may impact demand for the Company’s products and services.

Many of the Company’s customers are subject to rules and regulations requiring certain printed or electronic communications, governing the form of such communications, and protecting the privacy of consumers. Changes in these regulations may impact our customers’ business practices and could reduce demand for printed products and related services. Changes in such regulations could eliminate the need for certain types of printed communications altogether or such changes may impact the quantity or format of printed communications.

Changes in postal rates and regulations may adversely impact demand for the Company’s products and services.

Postal costs are a significant component of many of our customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. Any resulting decline in print volumes mailed could have an adverse effect on the Company’s business.

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

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2007, the Company leases or owns 402 U.S. facilities, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 41.5 million square feet. The Company leases or owns 226 international facilities encompassing approximately 9.0 million square feet in Canada, Latin America, South America, Europe, and Asia. Of our U.S. and international facilities, approximately 32.0 million square feet of space is owned, while the remaining 18.5 million square feet of space is leased.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in eleven federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and two other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, our customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator. Management believes that the final resolution of these preference items will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

In addition, the Company is a party to certain litigation arising in the ordinary course of business that, in the opinion of management, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 45, President and Chief Executive Officer	2004	Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as RR Donnelley’s Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated* that included: Executive Vice President—Business Integration since May 2003; Executive Vice President—Office of the Chief Executive from January 2003 until May 2003; and Executive Vice President and Treasurer from December 2000 until December 2002.

Suzanne S. Bettman 43, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004	Served as RR Donnelley’s Executive Vice President, General Counsel, Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004. Prior to this, served as Group Managing Director, General Counsel of Huron Consulting Group LLC (a financial and operational consulting firm) from September 2002 to February 2004.

Andrew B. Coxhead 39, Senior Vice President, Controller and Chief Accounting Officer	2007	Served as Senior Vice President, Controller since October 2007. Prior to this, served as Vice President, Assistant Controller since September 2006. Prior to this, from 1995 until 2006, served in a series of assignments in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions.

Dan L. Knotts 43, Executive Vice President, Group President	2007	Served as RR Donnelley’s Executive Vice President and Group President since April 2007. Prior to this, served as Chief Operating Officer, Global Print Solutions since January 2007. Prior to this, from 1986 until 2007, served in various capacities with RR Donnelley, including Group Executive Vice President, Operations, Publishing and Retail Services and President, Catalog/Retail/Magazine Solutions, RR Donnelley Print Solutions.

Miles W. McHugh 43, Executive Vice President and Chief Financial Officer	2006	Served as RR Donnelley’s Executive Vice President and Chief Financial Officer since October 2007. Prior to this, served as Senior Vice President, Controller since June 2006. Prior to this, served as the Chief Financial Officer of RR Donnelley Logistics since 2004 and as Assistant Controller of RR Donnelley since October 2003. Served previously as Controller for DPL, Inc., parent company of the Dayton Power and Light Company.

John R. Paloian 49, Chief Operating Officer	2004	Served as RR Donnelley’s Chief Operating Officer since April 2007. Served previously as Group President, Global Print Solutions since March 2004.

*	Includes service with its predecessor, Moore Corporation Limited

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange.

As of February 15, 2008, there were approximately 9,568 stockholders of record of our common stock. Quarterly prices of the Company’s common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the years ended December 31, 2007 and 2006, are contained in the chart below:

	Dividends Paid		Common Stock Prices
			2007		2006
	2007	2006	High	Low	High	Low
First Quarter	$0.26	$0.26	$38.71	$34.58	$34.82	$31.05
Second Quarter	0.26	0.26	44.34	36.52	34.15	29.43
Third Quarter	0.26	0.26	45.25	32.59	34.85	28.50
Fourth Quarter	0.26	0.26	40.98	35.01	36.00	32.71

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2007–October 31, 2007	1,000,917	$37.42	1,000,000	6,411,900
November 1, 2007–November 30, 2007	119,494	35.57	119,000	6,292,900
December 1, 2007–December 31, 2007	52	37.93	—	6,292,900

Total	1,120,463	$37.22	1,119,000	6,292,900

(1)	Includes shares withheld for tax liabilities upon vesting of equity awards and shares purchased pursuant to a 10b5-1 plan or pursuant to Rule 10b-18 in the amount set forth in column (c) hereto.
(2)	On February 22, 2006, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares of the Company’s common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase agreements or private transactions. Following such authorization and prior to July 25, 2007, the Company repurchased 4 million shares. On July 25, 2007, the Board of Directors increased the share repurchase program by 4 million shares, taking the total number of shares authorized for repurchase back to 10 million shares. Subsequent to July 25, 2007 and through December 31, 2007, the Company repurchased approximately 3.7 million shares. As of December 31, 2007, the Company is authorized under the terms of its share repurchase program to repurchase approximately 6.3 million shares. Such purchases may be made from time to time and discontinued at any time. On February 22, 2008, the Board increased the share repurchase program by approximately 3.7 million shares, bringing the total number of shares authorized for repurchase back to 10 million shares.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The figures assume all dividends have been reinvested, and assume an initial investment of $100 on December 31, 2002. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

Comparison of Cumulative Five Year Total Return

*	Fiscal Year Ended December 31

	Base Period Dec 02	Years Ending
Company Name / Index		Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
RR Donnelley	100	144.59	174.85	174.68	187.19	204.29
Standard & Poor’s 500	100	128.68	142.69	149.70	173.34	182.86
Peer Group	100	119.82	132.98	120.16	133.11	116.71

Below are the specific companies included in the peer group and the class of stock used if not common stock.

Peer Group Companies
BOWNE & CO INC CONSOLIDATED GRAPHICS INC DELUXE CORP DOW JONES & CO INC EW SCRIPPS—CL A GANNETT CO GATEHOUSE MEDIA INC JOURNAL COMMUNICATIONS INC LEE ENTERPRISES INC MCCLATCHY CO—CL A

MCGRAW-HILL COMPANIES

MEDIA GENERAL—CL A

MEREDITH CORP

NEW YORK TIMES CO—CL A

QUEBECOR WORLD INC—SUB VTG

REUTERS GROUP PLC—ADR

SCHOLASTIC CORP

SUN-TIMES MEDIA GROUP INC

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

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per-share data)

	2007	2006	2005	2004	2003
Net sales(1)	$11,587.1	$9,316.6	$8,430.2	$7,156.4	$4,182.6
Net earnings (loss) from continuing operations(1)	(48.4)	402.6	95.6	264.9	188.5
Net earnings (loss) from continuing operations per diluted share(1)	(0.22)	1.84	0.44	1.30	1.65
Income (loss) from discontinued operations, net of tax	(0.5)	(2.0)	41.5	(80.0)	(12.0)
Net earnings (loss)(1)	(48.9)	400.6	137.1	178.3	176.5
Net earnings (loss) per diluted share(1)	(0.22)	1.83	0.63	0.88	1.54
Total assets	12,086.7	9,635.8	9,373.7	8,553.7	3,203.3
Long-term debt	3,601.9	2,358.6	2,365.4	1,581.2	750.4
Cash dividends per common share	1.04	1.04	1.04	1.04	1.02

(1)	Reflects results of acquisitions from the relevant acquisition dates.

Includes the following significant items:

•

For 2007: Pre-tax restructuring and impairment charges of $839.0 million and a tax benefit of $9.3 million from the reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom;

•

For 2006: Pre-tax restructuring and impairment charges of $206.1 million, a write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million, and a tax benefit from the realization of a deferred tax asset of $23.5 million;

•	For 2005: Pre-tax restructuring and impairment charges of $419.8 million and acquisition-related charges of $8.3 million;

•

For 2004: Pre-tax restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, a tax benefit of $37.6 million, a write-down of investments in affordable housing of $14.4 million, and a cumulative effect of change in accounting principle of $6.6 million net of tax; and

•	For 2003: Pre-tax restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of RR Donnelley’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Annual Report on Form 10-K.

Business

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is the world’s premier full-service provider of print and related services, including business process outsourcing. Founded more than 140 years ago, the Company provides products and solutions in commercial printing, direct mail, financial printing, print fulfillment, labels, forms, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. Variable printing products include direct mailings and statement printing. Digital solutions services include online services, digital photography, color services, content management, and database management.

The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market—specific solutions.

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

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print-management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing, direct mail, forms, labels, office products, premedia and logistics services.

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional printing and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology and medical device companies around the world through its operations in Europe and North America.

Executive Overview

2007 FINANCIAL PERFORMANCE

The changes in the Company’s income from continuing operations, operating margin, net earnings (loss) and net earnings (loss) per diluted share for the year ended December 31, 2007, from the year ended December 31, 2006, were primarily due to the following:

	Income from continuing operations (in millions)	Operating margin	Net earnings (loss) (in millions)	Net earnings (loss) per diluted share
For the year ended December 31, 2006	$750.7	8.1%	$400.6	$1.83
2007 restructuring and impairment charges	(839.0)	(7.2%)	(702.9)	(3.22)
2006 restructuring and impairment charges	206.1	2.2%	172.9	0.79
Non-recurring tax benefits	—	—	(14.2)	(0.07)
Discontinued operations	—	—	1.5	0.01
Operations	197.3	(0.4%)	93.2	0.44

For the year ended December 31, 2007	$315.1	2.7%	$(48.9)	$(0.22)

2007 restructuring and impairment charges: included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; $436.1 million non-cash charge for impairment of goodwill related to the business process outsourcing reporting unit; pretax charges of $49.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $11.1 million of other restructuring costs, including lease termination costs; and $26.4 million for impairment of other long-lived assets.

2006 restructuring and impairment charges: included a $110.0 million non-cash charge for impairment of goodwill related to the business process outsourcing reporting unit, pre-tax charges of $54.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $11.1 million of other restructuring costs, primarily lease termination costs; and $30.9 million of impairment charges of which $26.3 million reflects the write-down of the Astron trade name intangible asset.

Non-recurring tax benefits: reflected a benefit of $9.3 million in 2007 from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom and a $23.5 million benefit in 2006 from the realization of a U.S. deferred tax asset.

Discontinued operations: reflected certain costs related to a facility previously occupied by the Company’s package logistics business, including costs resulting from a sub-lessee bankruptcy in 2006.

Operations: reflected higher operating income in the U.S. Print and Related Services segment, primarily driven by the Banta, Perry Judd’s and Von Hoffmann acquisitions and improved results in financial print and book sales, higher volume and productivity, and improved operating income in the International segment which was primarily driven by book production in Asia, partially offset by higher interest expense. See further details in the review of operating results by segment that follows below.

Successes

During 2007, the Company unified most of its printing and related services offerings under the single RR Donnelley brand. The renaming reflects the Company’s ability to provide fully integrated single-source solutions that span a complete range of printing and service capabilities while allowing its customers the ability to access RR Donnelley’s global resources. In addition, the Company successfully integrated its acquisitions of Banta, Perry Judd’s and Von Hoffmann under this global platform. The unified platform and integration of its acquisitions have expanded the Company’s flexibility to serve customer needs and achieve productivity and scale across most of its operations.

Sales increases were achieved in both segments despite the continuing impact of competitive price pressure. In the U.S. Print and Related Services segment, the sales increases were driven by acquisitions and increased sales of financial print, books, and logistics services. Increased sales of financial print were driven by capital markets transactions and global investment company compliance. Net sales of financial print increased in 2007 despite the global credit market turmoil. The Company’s global diversified financial print product mix helped mitigate the impact of the capital markets uncertainty during the second half of 2007. Book sales increased reflecting higher volume in educational books. Sales of print logistics services increased reflecting volume growth in domestic print sales. Internationally, net sales improved due to gains in book production in China mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers and due to increased sales of forms, labels, commercial print and statement printing due to volume growth from existing customers.

The Company also continued to achieve productivity benefits resulting from restructuring actions, investments in equipment and technology, and procurement savings. These productivity savings continued to largely offset the impacts of price competition and cost inflation. During 2007, the Company was able to achieve significant cost savings through the integration of the Banta, Perry Judd’s and Von Hoffmann acquisitions. By the fourth quarter, most cost reductions resulting from this integration were executed, and these savings are expected to benefit margins in 2008.

Net cash flow from operating activities of continuing operations was $1.2 billion for the year ended December 31, 2007, an increase of 30.2% over 2006 due to the Company’s growth and productivity and a focus on working capital management. Cash flows from operations enabled the Company to invest $482.0 million in capital purchases, and repurchase 2.9 million shares during the year, net of shares issued to satisfy employee stock option exercises.

Challenges

Sales from the business process outsourcing operations for 2007 exceeded such sales for 2006; however, operating margins for these operations declined in 2007 as compared to 2006. The lower operating margins were primarily the result of costs associated with the start-up of a large customer contract. Additionally, within our Global Document Solutions group, the loss of volume and lower prices on significant customers’ transactional print and mail products resulted in the lower operating margins. In the fourth quarter of 2007, the Company recorded a non-cash charge for impairment of goodwill of $436.1 million to reflect a reduction in the fair value of these operations based on lower expectations for growth and profitability. The Company expects to face continued challenges in these operations, including increased price pressure and competition for high volume contracts.

Net sales of statement printing included in the U.S. Print and Related Services segment declined in 2007 as compared to 2006. The decline was mainly caused by customer losses and volume declines. Net sales of statement printing declined at a slower rate in the third and fourth quarters as compared to the first and second quarters in 2007. Management sought to offset the impact of these sales declines through refocused sales efforts and cost control initiatives.

Net sales of directories, included in the U.S. Print and Related Services segment, declined in 2007 as compared to 2006. This decline is due to price reductions on contract renewals, timing of new contracts and the wind down of lost business. Management sought to offset the impact of these sales declines through cost control initiatives.

Net sales of direct mail, included in the U.S. Print and Related Services segment, declined in 2007 as compared to 2006. The decline was attributed to lower volumes primarily in the financial and retail markets due to turmoil in the credit card market and the U.S. postal rate increase that became effective in the second quarter of 2007. The declines were partially offset by increased volumes in non-profit sales.

On May 14, 2007, new postage rates went into effect for all mail classes in the United States under Postal Rate Case 2006-1, with the exception of the periodicals class, which went into effect on July 15, 2007. The new rates substantially increased the cost of standard mail, which is a significant component of many of our customers’ cost structures. During the year ended December 31, 2007, this cost increase impacted volume and formats within our direct mail and statement printing sales in the U.S. Print and Related Services segment. The impact of the postal increases on volume was less significant in magazine, retail, catalog and logistics services in the U.S. Print and Related Services segment; however, postal rate changes did drive increased demand for commingling services within these operations. The Company has invested in equipment and technology to meet this demand and has developed innovative products and services to minimize customers’ postal costs.

OUTLOOK

Vision and Strategy

RR Donnelley’s vision is to improve on our existing position as the world’s premier printing and print-related services company by providing our customers with the highest quality products and services.

The Company’s strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing our focus on productivity, and acquiring and integrating complementary businesses. To increase shareholder value, the Company pursues three major strategic objectives. These objectives are summarized below, along with more specific areas of focus.

Strategic Objective	Focus Areas	2008 Priorities
Profitable growth	—Targeted capital investments —Integration of sales force —Focus on core print operations	—Capture segment share —Optimize platform utilization —Leverage existing relationships —Increase sales to existing customers

Productivity	—Disciplined cost management —Productivity-focused investment plans —Streamline and standardize processes	—Leverage scale to optimize procurement —Streamline sales and operations —Leverage global capabilities

Targeted mergers and acquisitions	—Deepen customer relationships —Utilize strong financial position and drive economies of scale —Disciplined due diligence and financial analysis	—Integrate recent acquisitions —Capture synergies —Meet changing customer demands

To generate profitable growth, the Company will continue to make targeted capital investments to support new business and leverage its global platform. The Company is also working to more fully integrate its sales efforts to broaden customer relationships and meet our customer’s demands. The Company will continue to seek to provide for a larger portion of our customers’ print and related needs in order to capture segment share. In 2007 and prior years the Company made significant investments directed at improving the competitiveness of the Company’s manufacturing platform. In addition to supporting growth, this investment has enhanced the platform through new technology that better meets customer needs and improves operating efficiency. The Company’s global platform provides differentiated solutions for its customers through its broad range of complementary print-related services, strong logistics capabilities, and technology leadership.

Management believes productivity improvement and cost reduction are critical to the Company’s competitiveness while enhancing the value the Company delivers to its customers. The Company has implemented strategic initiatives to reduce its overall cost structure and improve operating efficiency including the restructuring, reorganization and integration of operations, and streamlining of administrative and support activities.

Targeted acquisitions are another important component of the Company’s strategy to extend its capabilities and its industry leadership. The Company acquired Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands in 2007 to offer customers greater capacity and flexibility, and further secure the Company’s position as a leader in the industry. The Company continues to successfully integrate these acquisitions, which should drive cost savings and reduce future capital spending needs.

The Company uses several key indicators to gauge progress towards achieving these objectives. These indicators include net sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while achieving modest growth in operating margins. Combined with working capital management, this growth is expected to drive increases in cash flow from operations.

Industry Environment

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Item 1A, Risk Factors, discusses many of these issues, but the Company’s strategy is primarily focused on meeting the challenges of industry-wide price competition and the advancement of technology.

Overcapacity and pricing environment

The print and related services industry in general continues to have excess capacity and remains highly competitive. Across the Company’s operations, many competitors rely on price as a key competitive lever. Management expects that prices for the Company’s products and services will therefore continue to be a focal point for customers in coming years. In this environment, the Company believes it needs to continue to lower its cost structure and focus on differentiating itself in its core print and related services. While the industry environment has been difficult for a number of years, the Company has demonstrated its ability to maintain and enhance margins through productivity and by offering higher-value products and services.

Technology

Technological changes, such as the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand, and internet technologies continue to impact the market for the Company’s products and services. As a substitute for print, the impact of these technologies has been felt mainly in forms and statement printing, as electronic communication and transaction technology has eliminated or devalued the role of many traditional paper forms. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies.

While new technologies present significant challenges to certain of the Company’s traditional products, management believes that the Company is a leader in key technologies that, as customers continue to shift towards customized and higher-valued-added print, will be valuable sources of industry growth. These technologies include digital content management and premedia services, digital print for personalization and print-on-demand, and low-cost document process management. In addition, the ability to offer compliance assurance and secure environments for print is increasingly important to customers. While the majority of the Company’s capital expenditures fund acquisitions of traditional printing machinery, the Company continues to focus a higher proportion of its investments in digital technologies in order to capitalize on these opportunities.

Fiscal Year 2008 Outlook

In fiscal 2008, the Company expects net sales to increase over fiscal 2007. The highly competitive market conditions continue to put pressure on prices; however, we expect to more than offset these price pressures through increased volume and incremental sales from the 2007 acquisitions. We anticipate further consolidation of printers, customers and suppliers during 2008, which may result in continued price pressures and increased raw material costs. We will continue to leverage the “One RR Donnelley” platform and powerful customer relationships in order to provide a larger share of our customers’ print and related needs. Rising paper, ink, and energy costs are expected for 2008 and may impact our margins. However, we expect to offset this impact by realizing cost savings from further integration of our recent acquisitions and continuing to drive improved manufacturing productivity. The Company also expects to maintain most corporate overhead costs at current levels, while increasing its investment in information technology projects that facilitate integration or improve productivity.

U.S. Print and Related Services

Sales in U.S. Print and Related Services are expected to increase moderately in 2008 driven primarily by the incremental sales resulting from the Von Hoffmann and Cardinal Brands acquisitions. Excluding the impact of acquisitions, net sales are expected to increase across most product and service offerings, with the most significant increases in forms and labels, commercial print, financial print and logistics services. Forms and labels sales are expected to increase due to volume growth from new and existing customers, despite the impact of continued price pressure. We plan to grow commercial print volume by leveraging relationships with existing customers. Sales of financial print services are expected to continue to improve in 2008 following a record year in 2007, but are dependent on continued strength in capital markets transactions. Further worsening of the tight credit environment or continued economic uncertainty could result in a lower number of such transactions and a decline in financial print sales. Net sales of logistics services are expected to increase, driven by the high growth in mail center and commingling services increases due to an additional postal rate change effective in the second quarter of 2008. This postal increase, however, may dampen demand for direct mail, statement, catalog and magazine printing. Book sales are expected to increase due to the full-year impact of the acquisition of Von Hoffmann and higher volume in educational books. Net sales of directories are expected to decline further in 2008 as volume growth from new contracts is more than offset by price reductions.

Despite the continuing impacts of competitive price pressure and higher materials and energy prices, the Company expects U.S. Print and Related Services operating income to increase from 2007, at a rate higher than the increase in net sales. The expected increase in operating margin should result from cost savings achieved through the Company’s productivity initiatives and integration of the 2007 acquisitions. In addition, the Company expects continued benefits from its efforts to optimize the utilization of the Company’s global platform and minimize distribution costs.

International

The net sales growth rate in the International segment is expected to moderate from the rate achieved in 2007. The slowing growth rate primarily reflects a reduction for the 2007 growth attributable to the Company’s acquisitions, as well as the impact of favorable foreign exchange rates in 2007. The Company expects continued growth in Asia from book production for international markets and demand for telecommunications and technology manuals. Commercial print volume in Europe is expected to grow and overcome pricing pressure on technology manuals and directories. Increases in medical device production are expected to drive growth in Global Turnkey Solutions. Forms, labels, and variable print are expected to drive continued volume growth in both Latin America and Canada during 2008. Growth in business process outsourcing is expected to decelerate due to slowing volume and continued price pressure, particularly in statement printing.

The Company expects the International operating income to increase at a rate slightly more than net sales in 2008, driven by increased volume and productivity efforts. The pricing pressures expected in the European market are expected to be offset by productivity initiatives and restructuring actions to lower the cost structure of operations in Asia, business process outsourcing and Global Turnkey Solutions.

Other

The effective tax rate in 2008 is expected to be more reflective of the applicable statutory rates compared to the 2007 rate that was impacted by the non-deductible, non-cash $436.1 million goodwill impairment charge and $9.3 million tax benefit resulting from the decrease in the statutory tax rate in the United Kingdom. Weighted average shares outstanding are expected to decline due to the full year impact of the 2007 share repurchases, which will be partially offset by shares issued to satisfy employee stock option exercises. Capital expenditures are expected to decrease as the Company’s investments in acquisitions and capital expenditures in 2007 and prior years have satisfied the capacity requirements and allowed for reduced capital expenditures in future years. Interest paid in 2008 is expected to increase due to the full year impact of interest due on the $1.25 billion notes issued in January 2007 to pay a portion of the purchase price of Banta and Perry Judd’s.

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

Revenue Recognition

The Company recognizes revenue for the majority of its products upon the transfer of title and risk of loss, which is generally upon shipment to the customer. Contracts and customer agreements generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectibility. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

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

Within the Company’s financial print operations, which serve the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed.

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

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and the related guidance in EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” and EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Billings for third-party shipping and handling costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, each contract is evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement, bears all credit risk, and bears the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis. As a result, the Company’s reported sales and margins may be impacted by the mix of customer-supplied paper or Company-supplied paper.

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

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third-party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its organization structure, the Company has identified fifteen reporting units for which cash flows are determinable and to which goodwill is allocated.

Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. When the Company’s organization structure changes, new or revised reporting units may be identified, and goodwill is reallocated, if necessary, based on relative excess fair value.

The Company performs goodwill impairment tests on an annual basis as of October 31, or more frequently in certain circumstances. The Company compares the estimated fair value of each reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, the Company performs a fair value measurement calculation to determine the impairment loss, which is charged to operations. In 2007, the Company recorded a non-cash charge of $436.1 million to reflect impairment of goodwill in the business process outsourcing reporting unit. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to assist the Company in its determination of the fair value of the unit, in part based on estimates of future net sales, operating margin and cash flows developed by management. In order to determine the amount of goodwill impairment, the Company also used the third-party appraisal firm to assist the Company in its determination of the value of significant intangible long-lived assets of the reporting unit.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. The Company recorded an impairment charge of $316.1 million in 2007 related to the write-off of the Moore Wallace, OfficeTiger, and other trade names associated with the decision to unify most of its printing and related service offerings under the single RR Donnelley brand.

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

Certain investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for the Company’s share of any declines in the fair value of the underlying properties that are deemed to be other than temporary. The Company’s basis for determining fair value of the underlying properties requires applying management’s judgment using a significant number of estimates. Management derives its estimates of fair value using remaining future tax credits and tax deductions to be realized and expected residual values upon sale or disposition of the Company’s ownership interests. Because most of the tax credits from these investments were received in prior periods, the current values of these investments are primarily attributable to residual values, which are inherently more uncertain. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships and include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. Should these assumptions differ from actual results in the future, the Company might be required to further write down its carrying value of these investments. In 2007, the Company did not record a write-down of its investments in affordable housing.

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

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertain tax positions. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2007 and January 1, 2007, uncertain tax positions of $212.2 million and $224.9 million, respectively, were recorded. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to domestic and foreign tax loss and credit carryforwards. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period, and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2007 and 2006, valuation allowances of $260.0 million and $211.5 million, respectively, were recorded.

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective application transition method, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The consolidated financial statements as of December 31, 2007 and 2006, respectively, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. In accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), the Company early adopted the provisions requiring a fiscal year-end measurement date during the first quarter of 2007. Because the Company’s previous measurement date was September 30, 2006, this change required the Company to perform a new valuation of the pension and postretirement obligation and assets at December 31, 2006. As part of this valuation, the Company updated its assumed discount rates. The weighted-average discount rates used to calculate net periodic benefit expense for pension and postretirement benefits were 5.7% and 5.8%, respectively at December 31, 2006 and 5.8% for both pension and postretirement benefits at September 30, 2006. All other assumptions used to calculate net periodic benefit expense remain unchanged from the September 30, 2006 measurement date. The net effect of adopting the measurement date provisions of SFAS 158 at January 1, 2007 of $3.4 million has been included as an adjustment to beginning retained earnings in the accompanying consolidated financial statements. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan contributions by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

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

The expected return on plan assets assumption at December 31, 2007 ranged from 8.0% to 8.5% for the Company’s major U.S. and Canadian pension plans and was 8.0% for the Company’s partially funded U.S. postretirement medical benefit plans. The discount rates used at December 31, 2007 to measure pension and postretirement benefit obligations of the major U.S. and Canadian plans ranged from 5.2% to 6.6%. A one percentage point decrease in the discount rates at December 31, 2007 would increase the pension plans’ accumulated benefit obligation and projected benefit obligation by approximately $387.3 million and $406.3 million, respectively.

The Company also maintains several pension plans in international locations. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates, and plan participant profiles.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2007, the current weighted average health care trend rate assumption was 8.9% for pre-age 65 participants and 9.4% for post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 6.0%.

A one-percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$8.1
Total postretirement benefit service and interest cost components	0.6

A one-percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(7.1)
Total postretirement benefit service and interest cost components net	(0.6)

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

The following table shows the results of operations for the years ended December 31, 2007 and 2006, which reflects the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,
	2007	2006	$ Change	% Change
	(in millions)
Net sales	$11,587.1	$9,316.6	$2,270.5	24.4%
Cost of sales (exclusive of depreciation and amortization shown below)	8,532.4	6,798.9	1,733.5	25.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,302.3	1,097.6	204.7	18.6%
Restructuring and impairment charges	839.0	206.1	632.9	307.1%
Depreciation and amortization	598.3	463.3	135.0	29.1%

Total operating expenses	11,272.0	8,565.9	2,706.1	31.6%

Income from continuing operations	$315.1	$750.7	$(435.6)	(58.0%)

Consolidated

Net sales for the year ended December 31, 2007 increased $2,270.5 million, or 24.4%, to $11,587.1 million versus the prior year. Of this increase, approximately $1.9 billion or 83.7% was due to sales from the acquired facilities of Banta, Perry Judd’s, OfficeTiger and Von Hoffmann and $146.3 million or 6.4% resulted from changes in foreign exchange rates. In addition, the increase in net sales was driven by volume growth in both segments, particularly in the International segment. In the U.S. Print and Related Services segment, volume increases in financial printing, logistics services, book production, and forms and labels were partially offset by lower prices for most products and services. In the International segment, net sales increases were driven by the 2007 acquisitions, increased book production in Asia, favorable exchange rates and volume growth from new customers in business process outsourcing, favorable exchange rates in Europe and increased book sales and commercial print sales in Latin America offset by lower prices on the sales of directories and manuals in Europe and Asia.

Cost of sales (exclusive of depreciation and amortization) increased $1,733.5 million to $8,532.4 million for the year ended December 31, 2007 versus the prior year, primarily due to acquisitions, increased sales volume and increased incentive compensation. Cost of sales as a percentage of consolidated net sales increased from 73.0% to 73.6% as a result of continuing price competition across most of the operations in both segments and the impact of the acquired companies, which in the aggregate had lower gross margins than the Company’s historical margins. These factors were partially offset by cost reductions resulting from restructuring activities, procurement savings, and other productivity efforts.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $204.7 million to $1,302.3 million for the year ended December 31, 2007 versus the prior year, primarily due to acquisitions and increased incentive compensation. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.8% to 11.2%. This decrease reflected scale advantages, including the elimination of duplicative administrative functions at the acquired businesses.

For the year ended December 31, 2007, the Company recorded restructuring and impairment charges of $839.0 million compared to $206.1 million in 2006. In 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names intangible assets, most of which were indefinite-lived, and $436.1 million for the impairment of goodwill associated with the business process outsourcing operations. In addition, these charges included $49.3 million for workforce reductions of 1,169 employees (of whom 1,092 were terminated as of December 31, 2007) associated with the reorganization of certain operations and the exiting of certain business activities. These actions include management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two facilities within the International segment. These charges also include $11.1 million of other restructuring costs including lease terminations in exited facilities and $26.4 million for the impairment of other long-lived assets, of which $19.1 million relates to the write-off of capitalized customer contract set-up costs in the business process outsourcing reporting unit. For the year ended December 31, 2006, these charges included $110.0 million for the impairment of goodwill for the business process outsourcing operations within the International segment and $30.9 million for impairment of assets, of which $26.3 million reflects the write-down of the Astron trade name intangible asset. In addition, these charges included $54.1 million for workforce reductions of 1,396 employees (all of whom were terminated as of December 31, 2007), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities and $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities. Management believes that certain restructuring activities will continue throughout 2008 and in future years as the Company continues to streamline its manufacturing, sales and administrative operations.

Payments on certain lease obligations associated with various restructuring plans are scheduled to continue until 2017. The Company anticipates that payments associated with employee terminations relating to existing restructuring actions will be substantially complete by the end of 2008.

Depreciation and amortization increased $135.0 million to $598.3 million for the year ended December 31, 2007 compared to 2006, primarily due to acquisitions. Depreciation and amortization included $119.7 million and $73.2 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the year ended December 31, 2007 and 2006, respectively. The write-off of the tradenames in the second quarter decreased the 2007 amortization expense by $1.5 million and will reduce annual amortization expense by $2.6 million in 2008 and beyond.

Income from continuing operations for the year ended December 31, 2007 was $315.1 million, a decrease of $435.6 million compared to $750.7 million for the year ended December 31, 2006. The decrease was driven by a $316.1 million non-cash pre-tax charge reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names intangible assets, a $436.1 million non-cash charge for the impairment of goodwill associated with the business process outsourcing operations, higher incentive compensation and higher depreciation and amortization expense, partially offset by the increase in net sales, productivity efforts and the benefits achieved from procurement savings and restructuring activities.

Net interest expense increased by $88.3 million for the year ended December 31, 2007 versus 2006, primarily due to the issuance of approximately $1.25 billion of debt in January 2007 and increased short-term borrowings to finance the acquisitions of Banta, Perry Judd’s, and Von Hoffmann.

Net investment and other income (expense) for the year ended December 31, 2007 and 2006 was $3.6 million and $(10.4) million, respectively. Included in net investment and other income (expense) were charges of $0.2 million and $18.4 million (including an impairment charge of $16.9 million) for the year ended December 31, 2007 and 2006, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. In addition, the Company recorded a gain of $1.1 million for the year ended December 31, 2007 and a loss of $1.5 million for the year ended December 31, 2006 for the portion of the changes in fair value of derivative financial instruments that were ineffective as a net investment hedge. The Company recorded a gain of $7.0 million on the sale of certain investment property for the year ended December 31, 2006.

The effective income tax rate for the year ended December 31, 2007 was 149.3% compared to 32.6% in 2006. The increase primarily reflects the non-deductible, non-cash goodwill impairment charge of $436.1 million, tax benefits of $107.0 million associated with the $316.1 million non-cash charge for the write-off of the

Moore Wallace, OfficeTiger and other trade names, the enactment of a lower statutory tax rate in the United Kingdom, an increased benefit from the domestic manufacturing deduction and the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions. The effective income tax rate for the year ended December 31, 2006 included a $23.5 million benefit from the realization of a U.S. deferred tax asset and the reversal of reserves for tax contingencies of $27.3 million.

The net loss from continuing operations for the year ended December 31, 2007 was $48.4 million or $0.22 per diluted share compared to net earnings from continuing operations of $402.6 million or $1.84 per diluted share for the year ended December 31, 2006. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 0.9 million shares as the Company’s net loss for the year caused all outstanding options and unvested share awards to be anti-dilutive. The increase in weighted average basic shares outstanding reflected the impact of employee stock option exercises and shares earned under share-based compensation plans, offset by the Company’s purchases in the open market of approximately 7.7 million shares at a total cost of $309.5 million.

The net loss from discontinued operations for the year ended December 31, 2007 was $0.5 million compared to $2.0 million for 2006, which primarily reflected costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business.

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2007	2006
	(in millions)
Net sales	$8,601.9	$7,141.6
Income from continuing operations	823.8	925.0
Operating Margin	9.6%	13.0%
Restructuring and impairment charges	285.1	23.6

Reporting unit(1)	2007 Net Sales	2006 Net Sales	$ Change	% Change
	(in millions)
Magazines catalogs and retail inserts	$2,691.2	$2,110.1	$581.1	27.5%
Books and directories	1,677.7	1,291.6	386.1	29.9%
Variable print	1,203.7	955.4	248.3	26.0%
Forms and labels	961.6	907.2	54.4	6.0%
Commercial	792.9	721.3	71.6	9.9%
Logistics	549.3	511.7	37.6	7.3%
Financial print	560.1	514.5	45.6	8.9%
Digital Solutions	165.4	129.8	35.6	27.4%

Total U.S. Print and Related Services	$8,601.9	$7,141.6	$1,460.3	20.4%

(1)	The above table represents net sales by reporting unit. Based on capacity and utilization, at times other products may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2007 were $8,601.9 million, an increase of $1,460.3 million, or 20.4%, compared to 2006. Of this increase, approximately $1.4 billion or 96% was due to sales from the acquired facilities of Banta, Perry Judd’s and Von Hoffmann. The remaining increase resulted from volume increases, partially offset by downward price pressures. Net sales of magazines, catalogs and retail inserts increased due to the acquisitions, partially offset by lower pricing on major customer contracts. Net sales of books and directories increased reflecting the acquisitions and higher volume in consumer and educational books partially offset by continued pricing pressure and the impact of major directory contract renewals. Increases in variable print net sales reflect the acquisitions, partially offset by lower direct mail volume from key customers, the impact of postal rate increases and volume and price declines in statement printing. Net sales of forms, labels and office products increased due to the acquisitions and volume growth from new customers. Commercial printing sales increased as a result of the acquisitions offset by lower volume from large corporate customers. Logistics services increased primarily due to volume growth driven by increases in print sales. Net sales of financial print increased, primarily driven by domestic capital market transactions and global investment company compliance services. Digital Solutions net sales increased due to acquisitions.

U.S. Print and Related Services’ income from continuing operations decreased $101.2 million, driven by the non-cash charge of $257.4 million reflecting the write-off of the Moore Wallace and other trade names, the impact of competitive price pressures and increased incentive compensation, partially offset by the impact of acquisitions, higher volume and improved productivity. Operating margins as a percent of sales in the U.S. Print and Related Services segment decreased to 9.6% for the year ended December 31, 2007 as compared to 13.0% in 2006. The margin decrease primarily resulted from the non-cash charge of $257.4 million discussed above and the acquisitions of Banta and Perry Judd’s, both of which had lower margins than the segment’s historical margins, partially offset by the acquisition of Von Hoffmann which had higher historical margins. In addition, acquisitions resulted in $34.3 million of incremental amortization expense on intangible assets, which reduced operating margins by 40 basis points.

International

The following tables summarize net sales, income (loss) from continuing operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2007	2006
	(in millions)
Net sales	$2,985.2	$2,175.0
Income (loss) from continuing operations	(315.0)	42.9
Operating margin	(10.6)%	2.0%
Restructuring and impairment charges	538.7	155.0

Reporting unit	2007 Net Sales	2006 Net Sales	$ Change	% Change
	(in millions)
Business process outsourcing	$809.7	$678.9	$130.8	19.3%
Europe	572.7	546.5	26.2	4.8%
Global Turnkey Solutions	468.5	—	468.5	100.0%
Asia	457.5	349.0	108.5	31.1%
Latin America	436.8	381.4	55.4	14.5%
Canada	240.0	219.2	20.8	9.5%

Total International	$2,985.2	$2,175.0	$810.2	37.3%

Net sales for the International segment for the year ended December 31, 2007 were $2,985.2 million, an increase of $810.2 million, or 37.3%, compared to 2006. Of this increase, approximately $503.8 million or 62% was due to sales from the acquired facilities of OfficeTiger and Banta and $146.3 million or 18% was the result of favorable exchange rates. Net sales of business process outsourcing increased over 2006, primarily due to favorable foreign exchange and volume growth from new customers, partially offset by the volume declines in direct mail. In Europe, substantially all of the net sales increase was the result of changes in foreign exchange rates. Global Turnkey Solutions net sales were the result of our acquisition of Banta. In Asia, book sales increased as a result of production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers. The Company had higher sales of books, forms, labels and commercial printing in Latin America. Net sales of forms and labels in Canada were up slightly due to increased volume and favorable exchange rates.

Income (loss) from continuing operations decreased $357.9 million primarily due to an increase in restructuring and impairment charges of $383.7 million. These charges included $436.1 million for impairment of goodwill in the business process outsourcing reporting unit and $58.7 million for the write-off of the Moore Wallace, OfficeTiger and other trade names. In 2006, restructuring and impairment charges included $110.0 million for the impairment of goodwill within business process outsourcing operations and a $26.3 million write-off of the Astron trade name. This increase in charges was partially offset by the incremental income from continuing operations from acquisitions, volume growth, and the realization of cost reduction plans put into place during 2007.

Corporate

The following table summarizes operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2007	2006
	(in millions)
Operating expenses	$193.7	$217.2
Restructuring and impairment charges	15.2	27.5

Corporate operating expenses decreased $23.5 million to $193.7 million for the year ended December 31, 2007. The decrease in expense in 2007 is attributable to lower share-based and incentive compensation expense recorded on the corporate ledger, reductions in sales and use tax reserves, and cost reductions resulting from productivity efforts and restructuring actions. These factors were partially offset by increased information technology expense and additional costs resulting from the Banta, Perry Judd’s and Von Hoffmann acquisitions. Corporate restructuring charges of $15.2 million in the year ended December 31, 2007 primarily reflected the employee termination costs of actions taken to streamline the management structure and eliminate duplicative administrative functions. Corporate restructuring charges of $27.5 million for the year ended December 31, 2006 primarily included employee termination costs incurred as a result of actions taken to reorganize certain operations and costs related to the relocation of the global headquarters within Chicago.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

	Income from continuing operations (in millions)	Operating margin	Net earnings (in millions)	Net earnings per diluted share
For the year ended December 31, 2005	$450.4	5.3%	$137.1	$0.63
2006 restructuring and impairment charges	(206.1)	(2.2%)	(172.9)	(0.79)
2005 restructuring and impairment charges	419.8	5.0%	395.6	1.83
2005 integration charges	8.3	0.1%	5.2	0.02
Write-down of affordable housing investments	—	—	(10.1)	(0.05)
Gain on sale of investments	—	—	4.1	0.02
Income tax adjustments	—	—	23.5	0.11
Discontinued operations	—	—	(43.5)	(0.20)
Operations	78.3	—	61.6	0.26

For the year ended December 31, 2006	$750.7	8.1%	$400.6	$1.83

2006 restructuring and impairment charges: included $110.0 million of non-cash charge for impairment of goodwill related to Global Document Solutions within the business process outsourcing operations; pretax charges of $54.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $11.1 million of other restructuring costs, primarily lease termination costs; and $30.9 million of impairment charges of which $26.3 million reflected the write-down of the Astron trade name intangible asset.

2005 restructuring and impairment charges: included $362.3 million of non-cash charges for impairment of goodwill and identifiable intangible assets in the forms and labels and Canadian reporting units; $15.9 million for employee termination costs primarily associated with restructuring actions related to the Moore Wallace acquisition and other actions to restructure operations; $33.8 million of other restructuring costs, including lease termination costs associated with the relocation of the Company’s corporate headquarters, and $7.8 million of impairment of long-lived assets.

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

Discontinued operations: included a net loss of $2.0 million, primarily for the lease termination costs associated with a sub-lessee bankruptcy, for the year ended December 31, 2006 and net earnings of $41.5 million for the year ended December 31, 2005 which is primarily due to the gain on the sale of Peak Technologies. Peak was sold on December 22, 2005.

Operations: reflects improved income from continuing operations in the U.S. Print and Related Services segment primarily due to increased volume and improved productivity partially offset by increased price competition. This net increase was partially offset by slightly lower income from continuing operations in the International segment, higher interest expense of $28.3 million due to the issuance of approximately $1.0 billion of debt in May 2005 related to the acquisition of Astron and an increase in short-term borrowings in April 2006 related to the acquisition of OfficeTiger. See further details in the review of operating results by segment that follows below.

The following table shows the results of operations for the years ended December 31, 2006 and 2005, which reflects the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Net sales	$9,316.6	$8,430.2	$886.4	10.5%
Cost of sales (exclusive of depreciation and amortization shown below)	6,798.9	6,090.3	708.6	11.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,097.6	1,044.7	52.9	5.1%
Restructuring and impairment charges	206.1	419.8	(213.7)	(50.9)%
Depreciation and amortization	463.3	425.0	38.3	9.0%

Total operating expenses	8,565.9	7,979.8	586.1	7.3%

Income from continuing operations	$750.7	$450.4	$300.3	66.7%

Consolidated

Net sales for the year ended December 31, 2006 increased $886.4 million, or 10.5%, to $9,316.6 million versus the prior year. Of this increase, slightly more than half was due to acquisitions, most significantly Astron and OfficeTiger. The increase in net sales was also driven by volume growth across products and services in the U.S. Print and Related Services segment and International segment, partially offset by the continuing impact of competitive price pressures in most industry sectors.

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

For the year ended December 31, 2006, the Company recorded restructuring and impairment charges of $206.1 million, compared to $419.8 million in 2005. In 2006, these charges included $110.0 million for the impairment of goodwill of Global Document Solutions within the business process outsourcing operations in the International segment and $30.9 million for impairment of assets, of which $26.3 million reflected the write-down of the Astron trade name intangible asset. In addition, these charges included $54.1 million for workforce reductions of 1,396 employees (all of whom were terminated as of December 31, 2007), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities and $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities. For the year ended December 31, 2005, the charges included $311.6 million for the impairment of goodwill and identifiable intangible assets for the forms and labels reporting unit within the U.S. Print and Related Services segment; $50.7 million for the impairment of goodwill and identifiable intangible assets for the Canadian reporting unit within the International segment; $15.7 million primarily related to the relocation of the Company’s global corporate headquarters within Chicago; $15.9 million related to workforce reductions of 500 employees (all of whom were terminated as of December 31, 2007); and other costs incurred to restructure operations within the segments.

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

Income from continuing operations for the year ended December 31, 2006 was $750.7 million compared to $450.4 million for the year ended December 31, 2005. The increase was primarily driven by a reduction in restructuring and impairment charges of $213.7 million. In addition, other drivers included the increase in net sales, productivity improvements, and the benefits of restructuring activities, partially offset by increased depreciation and amortization expense and higher selling and administrative expenses primarily due to acquisitions.

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

Net earnings from continuing operations for the year ended December 31, 2006 was $402.6 million, or $1.84 per diluted share, compared to $95.6 million or $0.44 per diluted share, for the year ended December 31, 2005. In addition to the factors discussed above, the per-share results reflect an increase in weighted average diluted shares outstanding of 2.2 million shares primarily due to the vesting and issuance of share-based compensation and additional awards during the year.

The net loss from discontinued operations for the year ended December 31, 2006 of $2.0 million primarily reflected costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business. Income (loss) from discontinued operations for the year ended December 31, 2005 was $41.5 million, primarily related to the Peak Technologies business (“Peak”). Income (loss) from discontinued operations for the year ended December 31, 2005 included a net gain of $55.2 million on the sale of Peak, including pre-tax impairment charges of $36.6 million and tax benefits of $93.5 million.

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2006	2005
	(in millions)
Net sales	$7,141.6	$6,882.8
Income from continuing operations	925.0	562.2
Operating Margin	13.0%	8.2%
Restructuring and impairment charges	23.6	337.2

Reporting unit(1)	2006 Net Sales	2005 Net Sales	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$2,110.1	$2,027.1	$83.0	4.1%
Books and directories	1,291.6	1,270.3	21.3	1.7%
Variable print	955.4	963.0	(7.6)	(0.8%)
Forms and labels	907.2	883.8	23.4	2.6%
Commercial print	721.3	652.5	68.8	10.5%
Financial print	511.7	492.8	18.9	3.8%
Logistics	514.5	468.1	46.4	9.9%
Digital Solutions	129.8	125.2	4.6	3.7%

Total U.S. Print and Related Services	$7,141.6	$6,882.8	$258.8	3.8%

(1)	The above table represents net sales by reporting unit. Based on capacity and utilization, at times other products may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2006 were $7,141.6 million, an increase of $258.8 million, or 3.8%, compared to 2005. The increase resulted from volume increases across most products and services in the segment and higher paper prices passed on to customers, partially offset by downward price pressures. Sales of magazines, catalogs and retail inserts increased, driven by volume increases from new customer contracts, increased business with existing customers and higher paper prices that were passed on to customers, partially offset by lower prices associated with major contract renewals. Net sales of books and directories increased driven by additional book volume from telecommunications and technology customers and higher directory volume from most major customers partially offset by price declines on major contract renewals. Sales of variable print products decreased slightly as volume declines and customer losses in statement printing more than offset increased sales in direct mail, due to growth from long-run marketing programs in the financial print and not-for-profit markets. Net sales of forms and labels increased slightly due to volume growth from existing customers. Commercial print net sales were up considerably from 2005 driven by volume growth across most regions, primarily from large corporate customers. Financial print sales increased due to investment company compliance services. Net sales of logistics services increased primarily due to volume growth across most service lines. Digital solutions net sales increased slightly as a result of increased volume and work for new customers.

U.S. Print and Related Services’ income from continuing operations increased $362.8 million driven by reduced restructuring and impairment charges, higher volume and improved productivity, partially offset by the impact of competitive price pressures, inflationary increases in wages, benefits and other costs, and higher energy costs. Operating margins in U.S. Print and Related Services increased to 13.0% in 2006 from 8.2% in 2005. The operating margin increase was driven by a reduction in restructuring and impairment charges of $313.6 million.

International

The following tables summarize net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2006	2005
	(in millions)
Net sales	$2,175.0	$1,547.4
Income from continuing operations	42.9	91.7
Operating margin	2.0%	5.9%
Restructuring and impairment charges	155.0	57.7

Reporting unit(1)	2006 Net Sales	2005 Net Sales	$ Change	% Change
	(in millions)
Business process outsourcing	$678.9	$359.3	$319.6	88.9%
Europe	546.5	432.9	113.6	26.2%
Latin America	381.4	330.7	50.7	15.3%
Asia	349.0	228.1	120.9	53.0%
Canada	219.2	196.4	22.8	11.6%

Total International	$2,175.0	$1,547.4	$627.6	40.6%

(1)	The above table represents net sales by reporting unit. Based on capacity and utilization, at times other products may be produced to meet customer needs and improve operating efficiency.

Net sales in the International segment for the year ended December 31, 2006 were $2,175.0 million, an increase of $627.6 million, or 40.6%, compared to 2005. Of this increase, approximately 71% was due to the acquisitions of Astron, OfficeTiger, Asia Printers and Poligrafia. The remaining increase in net sales was primarily driven by volume growth in most of the segment’s products and services, partially offset by competitive price pressure. Business process outsourcing operations increased due to the acquisition of

OfficeTiger and the full-year impact of the 2005 Astron acquisition partially offset by reduced volume and lower prices on significant customers at Astron. Net sales in Europe increased due to the Poligrafia acquisition, higher volume for telecommunication and technology and increases in directory, magazine and retail volume. Net sales increased in Latin America, primarily driven by book and commercial print volume growth. Book sales in Asia increased as a result of demand from the U.S. market and from the Asia Printers acquisition. Net sales of forms and labels in Canada increased due to volume growth from existing and new customers.

Income from continuing operations decreased $48.8 million from 2005 driven by the higher restructuring and impairment charges, partially offset by increased net sales and productivity improvements. In 2006, restructuring and impairment charges included $110.0 million for the impairment of goodwill for Global Document Solutions within the business process outsourcing operations and a $26.3 million write-off of the Astron trade name. Operating margins decreased to 2.0% in 2006 from 5.9% in 2005. The operating margin decrease was driven by increased restructuring and impairment charges, which were offset by cost reductions realized from productivity initiatives, and increased sales prices in 2006.

Corporate

The following table summarizes operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2006	2005
	(in millions)
Operating expenses	$217.2	$203.5
Restructuring and impairment charges	27.5	24.9

Corporate operating expenses increased $13.7 million, primarily reflecting increases in restructuring and impairment charges, unallocated employee benefit costs and higher provision for bad debts partially offset by cost reductions from productivity efforts and restructuring actions.

RESTRUCTURING, IMPAIRMENT, AND ACQUISITION-RELATED CHARGES

During 2007, the Company recorded restructuring and impairment charges of $839.0 million. These charges included $316.1 million for the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. Additionally, the 2007 charges included $436.1 million for the impairment of goodwill resulting from the OfficeTiger and Astron acquisitions within the business process outsourcing reporting unit within the International segment and $26.4 million for the impairment of other long-lived assets, of which $19.1 million relates to the write-off of capitalized customer contract set-up costs in the business process outsourcing reporting unit. In addition, these charges included $49.3 million related to workforce reductions of 1,169 employees (1,092 of whom were terminated as of December 31, 2007), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify and consolidate the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two manufacturing facilities within the International segment. In addition, $11.1 million of other restructuring costs including lease terminations in exited facilities were recorded for the year ended December 31, 2007.

During 2007, the Company capitalized $63.7 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Banta, Perry Judd’s, Von Hoffmann, and Cardinal Brands. Costs of $55.1 million were for planned workforce reductions of 857 employees resulting from the elimination of duplicative administrative functions and the planned closure of five operating facilities. Charges of $8.6 million of other restructuring costs included lease terminations in exited facilities.

During 2006, the Company recorded restructuring and impairment charges of $206.1 million. These charges included $110.0 million for the non-cash impairment of goodwill within the business process outsourcing operations of the International segment; $30.9 million for impairment of assets of which $26.3 million reflects the non-cash write-down of the Astron trade name intangible asset; and $11.1 million of other restructuring costs, primarily lease termination costs. Additionally, the Company recorded $54.1 million for employee termination costs, of which, $19.1 million was for management and other staff reductions associated with the Company’s management structure realignment in the fourth quarter. The workforce reductions totaled 1,396 employees (all of whom were terminated as of December 31, 2007), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities.

During 2005, the Company recorded restructuring and impairment charges of $419.8 million. These charges included $311.6 million for the non-cash impairment of goodwill and identifiable intangible assets for the forms and labels reporting unit within the U.S. Print and Related Services segment; $50.7 million for the non-cash impairment of goodwill and identifiable intangible assets for the Canadian reporting unit within the International segment; $15.9 million related to employee termination costs; $33.8 million of other restructuring costs related to lease termination and relocation costs; and $7.8 million of other impairment charges. The restructuring charge for employee terminations related to workforce reductions of 500 employees, all of whom were terminated as of December 31, 2007. These workforce reductions were primarily associated with the continuation of 2004 restructuring plans related to the Moore Wallace acquisition and other actions to restructure operations in the segments. Other charges primarily relate to lease termination charges mainly associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of a logistics facility in the U.S. Print and Related Services segment and the exiting of a European financial print facility in the International segment. Additional restructuring charges included employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans and other actions to restructure certain operational activities.

In 2008, the Company expects to realize further cost savings associated with the restructuring actions taken in 2007, primarily through reduced employee and facility costs. The Company anticipates that payments associated with lease exit costs ($12.6 million) will be substantially complete by 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge and cash payments related to these lease obligations. The Company expects to identify further cost reduction opportunities within both current and newly acquired businesses, which may result in additional restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support the ongoing activities of the business and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the Board of Directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $379.0 million as of December 31, 2007, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

2007 compared to 2006

Net cash provided by operating activities of continuing operations was $1,176.8 million for the year ended December 31, 2007, compared to net cash provided by operating activities of continuing operations of $903.7 million for the year ended December 31, 2006. The increase primarily reflects the impacts of acquisitions, volume growth and productivity efforts, partially offset by higher cash payments for restructuring, interest, and income taxes.

2006 compared to 2005

Net cash provided by operating activities of continuing operations was $903.7 million for the year ended December 31, 2006, compared to net cash provided by operating activities of continuing operations of $971.5 million for the same period in the prior year. The decrease was the result of higher cash payments for employee incentive compensation, resulting from improved financial performance in 2005 compared to 2004, and for income taxes. Payments associated with new customer contracts also increased and accounts payable increased less than in 2005 due to the timing of vendor payments. In addition, interest payments increased as a result of additional debt used to finance the Astron and OfficeTiger acquisitions. These uses of cash were partially offset by higher earnings and a smaller increase in inventories and accounts receivable.

Cash Flows From Investing Activities

2007 compared to 2006

Net cash used in investing activities for the year ended December 31, 2007 was $2,510.9 million versus net cash used in investing activities of $608.4 million for the year ended December 31, 2006. Net cash used for acquisition of businesses in the year ended December 31, 2007 included $2,052.4 million for the acquisition of Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands. Capital expenditures were $482.0 million, an increase of $107.7 million compared to the year ended December 31, 2006. The increase reflects increased investment in expansion projects to support increased volume in Asia and Europe and capital spending at acquired businesses. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2008 will be between $425 and $435 million, or approximately 3.5% of projected revenue.

2006 compared to 2005

Net cash used in investing activities of continuing operations for the year ended December 31, 2006 was $608.4 million versus net cash used in investing activities of continuing operations of $1,621.9 million for the year ended December 31, 2005. For the year ended December 31, 2006, capital expenditures were $374.3 million versus $471.0 million for the year ended December 31, 2005. The decrease reflects lower spending in the U.S. Print and Related Services segment partially offset by increased investment in expansion projects to support volume growth in the International segment’s Asian and European operations and capital spending at acquired businesses. Net cash used for acquisition of businesses included $248.8 million for the acquisition of OfficeTiger, partially offset by $4.5 million in cash received for purchase price adjustments for 2005 acquisitions. Net cash used for acquisitions of businesses in 2005 was $1,194.3 million for the acquisitions of Astron, Asia Printers, Charlestown, Poligrafia, Spencer and CMCS. During the year ended December 31, 2006, the Company received $10.2 million in proceeds from the sale of various assets. During the year ended December 31, 2005, the Company received $43.4 million in proceeds from the sale of various assets.

Cash Flows From Financing Activities

2007 compared to 2006

Net cash provided by financing activities for the year ended December 31, 2007 was $1,476.2 million compared to net cash used in financing activities of $457.8 million in 2006. The Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. The net change in other short-term debt was a cash inflow of $282.1 million in the year ended December 31, 2007 reflecting the Company’s issuance of commercial paper related to the Banta, Perry Judd’s and Von Hoffmann acquisitions and share repurchases compared to a net decrease in other short-term debt of $21.6 million for the year ended December 31, 2006. The Company also received proceeds from borrowings under its revolving credit facility of $400.0 million to fund these acquisitions and share repurchases. Additionally, the Company received proceeds of $95.5 million from exercises of stock options, net of excess tax benefits. During the year ended December 31, 2007, the Company purchased in the open market approximately 7.7 million shares of its common stock at a total cost of $309.5 million.

2006 compared to 2005

Net cash used in financing activities of continuing operations for the year ended December 31, 2006 was $457.8 million compared to net cash provided by financing activities of continuing operations of $378.5 million in 2005. Debt reduction for the year ended December 31, 2006 included $246.7 million in payments of current maturities and long-term debt and a net decrease in short-term debt of $21.6 million. The Company received proceeds of approximately $1.0 billion from the issuance of long-term debt in May 2005 in order to fund the acquisition of Astron in June 2005. During 2005, the Company purchased approximately 8.5 million shares of its common stock at a total cash cost of $270.4 million, of which 6.0 million of these shares were purchased from affiliates of GSC Partners in a privately negotiated transaction at a purchase price of approximately $200.0 million. The remaining stock purchases during that period were made in the open market or were shares withheld for employee tax liabilities upon vesting of equity awards. Stock repurchases for the year ended December 31, 2006 were $1.8 million.

Cash Flows From Discontinued Operations

Net cash used in discontinued operations for 2007 was $0.7 million compared to net cash used in discontinued operations of $0.2 million in 2006, and $4.6 million in 2005, including the proceeds from the sale of Peak Technologies.

Other

Included in cash and cash equivalents of $379.0 million at December 31, 2007 were short-term investments in the amount of $87.8 million, which primarily consist of certificate and short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are believed to be highly liquid.

Dividends

Cash dividends paid to shareholders totaled $226.8 million, $225.0 million and $223.4 million in 2007, 2006 and 2005, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2008. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors. On January 10, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 3, 2008 to shareholders of record on January 25, 2008.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations:

	Payments Due In
	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions)
Total debt(1)	$5,882.4	$936.9	$594.8	$670.8	$158.3	$765.4	$2,756.2
Operating leases	677.7	146.7	113.3	93.5	71.3	55.3	197.6
Other(2)(3)	289.0	213.0	72.9	3.1	—	—	—

Total as of December 31, 2007	$6,849.1	$1,296.6	$781.0	$767.4	$229.6	$820.7	$2,953.8

(1)	Total debt as of December 31, 2007 includes scheduled interest payments.
(2)	Other represents contractual obligations for outsourced services ($142.9 million), purchases of property, plant and equipment ($90.9 million), restructuring-related severance payments ($32.8 million) and purchases of natural gas ($6.0 million).

(3)	The Company has included $16.4 million of uncertain tax liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” that are classified as current liabilities on the consolidated balance sheet. Excluded from the table are $195.8 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

The Company expects to pay $211.9 million in interest in 2008. In addition, the Company expects to make cash contributions of approximately $35.6 million to its pension plans and approximately $15.8 million to its postretirement benefit plans in 2008, which are not reflected above.

On February 22, 2006, the Company’s Board of Directors authorized a share repurchase program of up to 10 million shares of the Company’s common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase agreements or private transactions. Following such authorization and prior to July 25, 2007, the Company repurchased 4 million shares. On July 25, 2007, the Board of Directors increased the share repurchase program by 4 million shares, taking the total number of shares authorized for repurchase back to 10 million shares. Subsequent to July 25, 2007 and through December 31, 2007, the Company repurchased approximately 3.7 million shares. As of December 31, 2007, the Company is authorized under the terms of its share repurchase program to repurchase approximately 6.3 million shares. Such purchases may be made from time to time and discontinued at any time. On February 22, 2008, the Board increased the share repurchase program by approximately 3.7 million shares, bringing the total number of shares authorized for repurchase back to 10 million shares.

CAPITAL RESOURCES

The Company has a $2.0 billion unsecured and committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. The Company pays an annual commitment fee of 0.08% and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 8, 2012. As of December 31, 2007, there were $400.0 million of borrowings outstanding under the Facility. The Company also has $228.8 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2007, the Company had $37.1 million in outstanding letters of credit, of which $24.6 million reduced availability under the Company’s credit facilities. Additionally, as of December 31, 2007, there were $308.1 million of borrowings under the Company’s commercial paper program. At December 31, 2007, approximately $1.3 billion was available under the Company’s committed credit facilities.

On February 27, 2008, the Company signed a definitive agreement to acquire Pro Line, a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas for a purchase price of approximately $122 million. The Company expects to finance this acquisition through the issuance of commercial paper and existing cash on hand.

On December 27, 2007, the Company acquired Cardinal Brands, for a purchase price of approximately $123 million. The Company financed this acquisition through issuances of commercial paper and with existing cash on hand.

On May 16, 2007, the Company acquired Von Hoffmann, for a purchase price of approximately $413 million. The Company financed this acquisition through issuances of commercial paper and with existing cash on hand.

On January 24, 2007, the Company acquired Perry Judd’s, for a purchase price of approximately $182 million. The Company financed this acquisition with the proceeds from the issuance of the notes described previously, through issuances of commercial paper and with existing cash on hand.

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

For the year ended December 31 2007, the Company purchased in the open market approximately 7.7 million shares of its common stock at a total cost of $309.5 million. The Company financed these share repurchases with existing cash on hand, through issuances of commercial paper and with borrowings under the Facility. As of December 31, 2007, the Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to approximately 6.3 million shares. On February 22, 2008, the Board increased the share repurchase program by approximately 3.7 million shares, bringing the total number of shares authorized for repurchase back to 10 million shares.

The Company was in compliance with its debt covenants as of December 31, 2007.

On January 3, 2007, the Company filed a new shelf registration statement with the Securities and Exchange Commission under the rules permitting “well-known seasoned issuers,” or “WKSIs,” to register an unlimited amount of securities to be issued from time to time in the future. Pursuant to the rules governing WKSI registration statements, the Company’s WKSI registration statement automatically became effective and available for use upon filing with the Securities and Exchange Commission. The Company completed its first offering from its WKSI registration statement on January 8, 2007 when the Company issued the $625.0 million of 5.625% notes due January 15, 2012 and $625.0 million of 6.125% notes due January 15, 2017 referred to above. Under this WKSI registration statement, provided the Company has necessary corporate approvals to do so, the Company may issue an unlimited amount of securities for any purpose designated by the Company, including acquisitions and refinancing existing obligations.

The Company has not relied on sources of funding from structured investment vehicles or the issuance of asset-backed commercial paper. As such, the Company's liquidity has remained strong throughout the ongoing credit market turmoil.

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of December 31, 2007, approximately 83% of the Company’s outstanding term debt was comprised of fixed-rate debt. Variable-rate commercial paper and short-term LIBOR based borrowings have increased to partially fund the Company’s acquisitions of Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands and to finance share repurchases. At December 31, 2007, the Company’s exposure to rate fluctuations on variable-interest borrowings is limited to $725.0 million of short-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2007, the aggregate notional amount of outstanding forward contracts was approximately $162.0 million. Unrealized gains and losses from these foreign currency contracts were not significant at December 31, 2007. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $1,176.3 million, consisting of British pound sterling (“GBP”) 395.0 million, which exchange GBP for U.S. dollars; Eurodollar (“EUR”) 182.7 million, which exchange EUR for U.S. dollars; and GBP 125.0 million, which exchange GBP for EUR. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. These swaps expire in 2010 ($682.5 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $500.5 million of the swaps as a hedge of net investments in GBP and EUR denominated foreign operations. At December 31, 2007, the fair market value of these cross currency swaps of $72.0 million is included in other noncurrent liabilities. A gain of $1.1 million was recognized in net other income for the year ended December 31, 2007 for the portion of the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge. A loss of $1.5 million was recognized in net other expense for the year ended December 31, 2006 related to the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2007, 2006 and 2005, the Company adopted various accounting standards as described in Note 11, Retirement Plans, Note 12, Income Taxes and Note 17, Stock and Incentive Programs for Employees to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 21, New Accounting Pronouncements, to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed rate debt. As of December 31, 2007, approximately 83% of the Company’s outstanding term debt was comprised of fixed-rate debt. Variable-rate commercial paper and short-term LIBOR-based borrowings have increased to partially fund the Company’s acquisitions of Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands and to finance share repurchases. At December 31, 2007, the Company’s exposure to rate fluctuations on variable-interest borrowings is limited to $725.0 million of short-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited because the operating revenues and expenses of its various subsidiaries are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2007 and 2006, the aggregate notional amount of outstanding forward contracts was approximately $162.0 million and $153.6 million, respectively.

The Company assesses market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense, foreign currency gains and losses, and cash flows; and would change the fair values of fixed rate debt at December 31, 2007 and 2006 by approximately $111.5 million and $84.9 million, respectively.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is limited due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2007, 2006 or 2005. The Company maintains provisions for potential credit losses and any such losses to date have been within the Company’s expectations.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

Deloitte and Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, on January 1, 2007, which clarifies the accounting for and disclosure of uncertain tax positions, and the Company’s January 1, 2007 early adoption of the fiscal year-end measurement date provision and December 31, 2006 adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for pension and postretirement benefits.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 28, 2008 (the “2008 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

The Company has adopted a policy statement entitled Code of Ethics that applies to our chief executive officer and our senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.rrdonnelley.com. A copy of our Code of Ethics has been filed as Exhibit 14 to our Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2008 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2007 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands) (a)	(b)	(in thousands) (c)
Equity compensation plans approved by security holders(2)	3,341.1	$32.07	2,500.3	(5)
Equity compensation plans not approved by security holders(3)	1,337.6	24.74	5,011.7

Total	4,678.7	$30.01	7,512.0

(1)

Upon the acquisition of Moore Wallace on February 27, 2004, stock options and units outstanding under various Moore Wallace plans, other than the Moore Wallace 2003 Long-Term Incentive Plan, (pursuant to which no subsequent awards may be made) were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2007, 246,127 shares were issuable upon the exercise of stock options with a weighted average exercise price per share of $12.92. Information regarding these awards is not included in the table.

(2)	Includes 1,073,542 shares issuable upon the vesting of restricted stock units and 275,000 shares issuable upon the vesting of performance units (assuming that maximum performance levels are achieved) issued under the Company’s 2004 Performance Incentive Plan.
(3)	Represents the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 557,234 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.
(4)	Restricted stock units and performance units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,000,000 in the aggregate, excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company, of which 1,711,787 remain available for issuance. The number of available shares assumes that, with respect to outstanding performance units, maximum performance levels will be achieved.

Moore Wallace 2003 Long-Term Incentive Plan

Upon acquiring Moore Wallace, the Company assumed the Moore Wallace 2003 Long-Term Incentive Plan (2003 LTIP) pursuant to which subsequent awards can be made. The shareholders of Moore Wallace previously had approved the 2003 LTIP. Under the 2003 LTIP, all employees of Moore Wallace and its subsidiaries who have demonstrated significant management potential or who have the capacity for contributing in a substantial measure to the successful performance of Moore Wallace are eligible to participate in the plan. Awards under the 2003 LTIP may consist of restricted stock or restricted stock units, and also pursuant to the plan, a one-time grant of 85,000 options to purchase common shares of Moore Wallace was issued to a particular employee. The 2003 LTIP is administered by the Board of Directors of the Company which may delegate any or all of its responsibilities to the human resources committee of the Board of Directors.

There are 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the acquisition of Moore Wallace). As of December 31, 2007, there were 557,234 restricted stock units outstanding and 5,011,716 shares available for future issuance under the 2003 LTIP. The time period during which these shares will be available for issuance will not be extended beyond the period when they would have been available under the plan absent the acquisition of Moore Wallace. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”). No awards may be granted under the 2003 LTIP to any individual who was not an employee of Moore Wallace at the date of its acquisition by the Company.

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2007, options to purchase 780,399 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-3) are filed as part of this Annual Report on Form 10-K.

(c)	Financial Statement Schedules omitted

Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2008.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ MILES W. MCHUGH
Miles W. McHugh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of February 2008.

Signature and Title	Signature and Title

/S/ THOMAS J. QUINLAN, III Thomas J. Quinlan, III President and Chief Executive Officer, Director (Principal Executive Officer)	/S/ JOHN C. POPE* John C. Pope Director

/S/ MILES W. MCHUGH Miles W. McHugh Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/S/ MICHAEL T. RIORDAN* Michael T. Riordan Director

/S/ ANDREW B. COXHEAD Andrew B. Coxhead Senior Vice President and Controller (Principal Accounting Officer)	/S/ LIONEL H. SCHIPPER* Lionel H. Schipper Director

E. V. Goings Director	/S/ OLIVER R. SOCKWELL* Oliver R. Sockwell Director

/S/ JUDITH H. HAMILTON* Judith H. Hamilton Director	Bide L. Thomas Director

/S/ THOMAS S. JOHNSON* Thomas S. Johnson Director	/S/ NORMAN H. WESLEY* Norman H. Wesley Director

/S/ STEPHEN M. WOLF* Stephen M. Wolf Chairman of the Board, Director

By:	/s/ SUZANNE S. BETTMAN
Suzanne S. Bettman
As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$11,587.1	$9,316.6	$8,430.2
Cost of sales (exclusive of depreciation and amortization shown below)	8,532.4	6,798.9	6,090.3
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,302.3	1,097.6	1,044.7
Restructuring and impairment charges (Note 4)	839.0	206.1	419.8
Depreciation and amortization	598.3	463.3	425.0

Total operating expenses	11,272.0	8,565.9	7,979.8

Income from continuing operations	315.1	750.7	450.4
Interest expense—net (Note 13)	227.3	139.0	110.7
Investment and other income (expense)—net (Note 8)	3.6	(10.4)	(7.9)

Earnings from continuing operations before income taxes and minority interest	91.4	601.3	331.8

Income taxes (Note 12)	136.5	196.0	237.4
Minority interest	3.3	2.7	(1.2)

Net earnings (loss) from continuing operations	(48.4)	402.6	95.6
Income (loss) from discontinued operations, net of tax	(0.5)	(2.0)	41.5

Net earnings (loss)	$(48.9)	$400.6	$137.1

Earnings (loss) per share:
Basic:
Continuing operations	$(0.22)	$1.86	$0.45
Discontinued operations	—	(0.01)	0.19

Net earnings (loss) per share, basic	$(0.22)	$1.85	$0.64

Diluted:
Continuing operations	$(0.22)	$1.84	$0.44
Discontinued operations	—	(0.01)	0.19

Net earnings (loss) per share, diluted	$(0.22)	$1.83	$0.63

Weighted average number of common shares outstanding:
Basic	218.0	216.4	215.0
Diluted	218.0	218.9	216.7

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2007	2006
ASSETS
Cash and equivalents	$379.0	$211.4
Restricted cash equivalents	63.9	—
Receivables, less allowances for doubtful accounts of $63.6 in 2007 and $79.8 in 2006	2,181.2	1,638.6
Inventories (Note 6)	709.5	501.8
Prepaid expenses and other current assets	85.5	70.4
Deferred income taxes (Note 12)	102.2	94.8

Total current assets	3,521.3	2,517.0

Property, plant and equipment—net (Note 7)	2,726.0	2,142.3
Goodwill (Note 5)	3,264.9	2,886.8
Other intangible assets—net (Note 5)	1,323.2	1,119.8
Prepaid pension cost (Note 11)	833.2	638.6
Other noncurrent assets	418.1	331.3

Total assets	$12,086.7	$9,635.8

LIABILITIES
Accounts payable	$954.9	$749.1
Accrued liabilities (Note 9)	1,085.3	839.2
Short-term and current portion of long-term debt (Note 13)	725.0	23.5

Total current liabilities	2,765.2	1,611.8

Long-term debt (Note 13)	3,601.9	2,358.6
Postretirement benefits (Note 11)	247.9	288.0
Deferred income taxes (Note 12)	872.3	604.1
Other noncurrent liabilities	689.1	645.4
Liabilities of discontinued operations (Note 3)	3.0	3.2

Total liabilities	8,179.4	5,511.1

Commitments and Contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value	—	—
Authorized: 2.0 shares; Issued: None
Common stock, $1.25 par value	303.7	303.7
Authorized: 500.0 shares; Issued: 243.0 shares in 2007 and 2006
Additional paid-in-capital	2,858.4	2,871.8
Retained earnings	1,312.9	1,615.0
Accumulated other comprehensive income	341.3	62.1
Treasury stock, at cost, 27.1 shares in 2007 (24.2 shares—2006)	(909.0)	(727.9)

Total shareholders’ equity	3,907.3	4,124.7

Total liabilities and shareholders’ equity	$12,086.7	$9,635.8

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net earnings (loss)	$(48.9)	$400.6	$137.1
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	0.5	2.0	(41.5)
Impairment charges	778.6	140.9	370.1
Depreciation and amortization	598.3	463.3	425.0
Provision for doubtful accounts receivable	11.2	29.0	24.1
Share-based compensation	27.9	34.6	42.6
Deferred taxes	(89.2)	34.8	(13.0)
Reversal of tax reserves	(9.3)	(27.3)	(6.7)
Loss (gain) on sale of investments and other assets—net	2.8	(0.7)	14.6
Other	25.4	19.7	38.0
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(84.3)	(86.6)	(181.7)
Inventories	(10.1)	(15.7)	(17.8)
Prepaid expenses and other current assets	(2.1)	2.6	6.2
Accounts payable	(1.3)	14.3	39.4
Accrued liabilities and other	(22.7)	(107.8)	135.1

Net cash provided by operating activities of continuing operations	1,176.8	903.7	971.5
Net cash used in operating activities of discontinued operations	(0.7)	(0.2)	(24.0)

Net cash provided by operating activities	1,176.1	903.5	947.5

INVESTING ACTIVITIES
Capital expenditures	(482.0)	(374.3)	(471.0)
Acquisition of business, net of cash acquired	(2,052.4)	(244.3)	(1,194.3)
Proceeds from sale of investments and other assets	8.3	10.2	43.4
Transfers from restricted cash	15.2	—	—

Net cash used in investing activities of continuing operations	(2,510.9)	(608.4)	(1,621.9)
Net cash provided by investing activities of discontinued operations	—	—	19.4

Net cash used in investing activities	(2,510.9)	(608.4)	(1,602.5)

FINANCING ACTIVITIES
Payments of current maturities and long-term debt	(5.8)	(246.7)	(170.1)
Proceeds from issuance of long-term debt	1,244.2	—	997.9
Proceeds from credit facility borrowings	400.0	—	—
Net change in other short-term debt	282.1	(21.6)	(15.1)
Issuance of common stock	105.1	37.3	66.5
Acquisition of common stock	(309.5)	(1.8)	(270.4)
Dividends paid	(226.8)	(225.0)	(223.4)
Debt issuance costs	(13.1)	—	(6.9)

Net cash provided by (used in) financing activities	1,476.2	(457.8)	378.5

Effect of exchange rate on cash flows and cash equivalents	26.2	7.4	1.4

Net increase (decrease) in cash and equivalents	167.6	(155.3)	(275.1)

Cash and equivalents at beginning of year	211.4	366.7	641.8

Cash and equivalents at end of year	$379.0	$211.4	$366.7

Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$36.5	$—	$—
Acquisition of assets through direct financing	—	10.8	—

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2005	243.0	303.7	2,856.7	(20.6)	(608.2)	(30.3)	1,536.9	(72.2)	3,986.6

Net earnings							137.1		137.1
Translation adjustments								21.4	21.4
Minimum pension liability adjustment								2.7	2.7
Unrealized loss on investment								(4.3)	(4.3)
Change in fair value of derivatives								(37.8)	(37.8)

Comprehensive income									119.1

Treasury stock activity			9.6	(4.9)	(163.8)		(11.2)		(165.4)
Cash dividends paid							(223.4)		(223.4)
Stock-based awards, net of amortization			21.9			(14.6)			7.3

Balance at December 31, 2005	243.0	303.7	2,888.2	(25.5)	(772.0)	(44.9)	1,439.4	(90.2)	3,724.2

Net earnings							400.6		400.6
Translation adjustments								57.8	57.8
Minimum pension liability adjustment								(4.5)	(4.5)
Unrealized gain on investment								1.3	1.3
Change in fair value of derivatives								26.4	26.4

Comprehensive income									481.6

SFAS 158 transition adjustment								71.3	71.3
Treasury stock activity				(0.5)	(14.4)				(14.4)
Cash dividends paid							(225.0)		(225.0)
Stock-based awards, net of amortization			(16.4)	1.8	58.5	44.9			87.0

Balance at December 31, 2006	243.0	$303.7	$2,871.8	(24.2)	$(727.9)	$—	$1,615.0	$62.1	$4,124.7

Net earnings (loss)							(48.9)		(48.9)
Translation adjustments								129.4	129.4
Pension and other benefit liability adjustments								85.4	85.4
Unrealized gain on investment								0.5	0.5
Change in fair value of derivatives								0.2	0.2

Comprehensive income									166.6

Cumulative effect of change in accounting principle (“FIN 48”)							(23.0)		(23.0)
SFAS 158 transition adjustment							(3.4)	63.7	60.3
Acquisition of common stock.				(7.7)	(309.5)				(309.5)
Cash dividends paid							(226.8)		(226.8)
Stock-based awards:
Grants, net of amortization.			(13.4)	6.0	172.6				159.2
Withholdings and other.				(1.2)	(44.2)				(44.2)

Balance at December 31, 2007	243.0	$303.7	$2,858.4	(27.1)	$(909.0)	$—	$1,312.9	$341.3	$3,907.3

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2007, 2006 and 2005 are included in the consolidated financial statements from the dates of acquisition (see Note 2). Certain prior-year amounts have been reclassified to conform to the Company’s current segment structure (see Note 19).

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

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within shareholders’ equity while transaction gains and losses are recorded in net income (loss).

Fair Value of Financial Instruments—The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. See Note 14 for the fair value of derivative instruments and Note 13 for the fair value of debt instruments.

Revenue Recognition—The Company recognizes revenue for the majority of its products upon transfer of title and the passage of the risk of loss, which is generally upon shipment to the customer. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectibility. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

Revenue from services is recognized as services are performed. Long-term contract revenue is recognized based on the completed contract method or percentage of completion method. The percentage of completion method is used only for contracts that will take longer than three months to complete, where project stages are clearly defined and can be invoiced and where the contract contains enforceable rights by both parties. Revenue related to short-term service contracts and contracts that do not meet the percentage of completion criteria is recognized when the contract is completed. For each of the years ended December 31, 2007, 2006 and 2005, revenue from services was below 10% of the Company’s consolidated net sales.

Financial print revenues include highly customized materials such as regulatory S-filings, initial public offerings and EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed. Revenues related to digital solutions services,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

which includes digital content management such as photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the services provided.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, and the related guidance in EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” and EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. Billings for third-party shipping and handling costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, each contract is evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement, bears all credit risk, and bears the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis.

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

Cash and equivalents and restricted cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations. As of December 31, 2007, $63.9 million of restricted cash equivalents was held in a trust to cover payments, both current and long-term, due to retired and former employees of Banta Corporation, some of whom are current employees of RR Donnelley.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2007, 2006 or 2005. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience.

Transactions affecting the allowances for doubtful accounts during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	in millions
Allowance for trade receivable losses:
Balance, beginning of year	$79.8	$61.3	$44.5
Provisions charged to expense	11.2	29.0	24.1
Write-offs and other	(27.4)	(10.5)	(7.3)

Balance, end of year	$63.6	$79.8	$61.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 66.2% and 72.9% of the inventories at December 31, 2007 and 2006, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

Long-lived Assets—The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets other than goodwill and intangible assets that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

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

Goodwill—Goodwill is reviewed annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit’s fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified (see Note 4).

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

(In millions, except per share data and unless otherwise indicated)—(Continued)

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

Share-Based Compensation—The Company has share-based compensation plans as described in Note 17. On January 1, 2006, the Company adopted statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective application transition method, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The consolidated financial statements as of December 31, 2007 and 2006, respectively, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Pension and Postretirement Plans—The Company records annual income and expense amounts relating to is pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. In accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), the Company adopted the provisions requiring a fiscal year-end measurement date during the first quarter of 2007. The effect of adopting SFAS 158 on the Company’s financial position at December 31, 2006 has been included in the accompanying consolidated financial statements. See Note 11 for further discussion.

Taxes on Income—Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertain tax positions. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. See Note 12 for further discussion.

Comprehensive Income—Comprehensive income for the Company consists of net earnings (loss), unrecognized gains and losses and prior service cost for pension and postretirement benefit plans, unrealized gains and losses on marketable securities available for sale, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Note 2. Acquisitions

2007 Acquisitions

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to technology companies. The purchase price for Banta was approximately $1,352.7 million, net of cash acquired of $72.9 million and including $13.8 million of acquisition costs and the assumption of $17.6 million of Banta’s debt. Banta’s operations are included in the U.S. Print and Related Services segment with the exception of its Global Turnkey Solutions operations, which are included in the International segment.

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

On May 16, 2007, the Company acquired Von Hoffmann, a U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors. The purchase price for Von Hoffmann was approximately $412.5 million including acquisition costs of $7.5 million. Von Hoffmann’s operations are included in the U.S. Print and Related Services segment.

On December 27, 2007, the Company acquired Cardinal Brands, Inc. (“Cardinal Brands”), a designer, developer and manufacturer of document-related business, consumer and hobby products. The purchase price for Cardinal Brands was approximately $122.6 million, net of cash acquired of $1.7 million and including acquisition costs of $3.0 million. Cardinal Brands’ operations are included in the U.S. Print and Related Services segment.

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the addition of these businesses is expected to improve the Company’s ability to serve customers, increase capacity utilization and reduce management, procurement and manufacturing costs.

These acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. The allocation below is preliminary, as the final valuation of identifiable intangible assets, property, plant and equipment, deferred taxes and tax contingencies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

has not been completed for the Cardinal Brands acquisition. The purchase price allocations for the remaining acquisitions completed during 2007 are final, with the exception of the evaluation of certain deferred tax balances. The preliminary purchase price allocation is as follows:

Restricted cash equivalents	$102.5
Accounts receivable	424.3
Inventories	182.5
Other current assets	14.0
Property, plant and equipment and other long-term assets	590.8
Amortizable and non-amortizable intangible assets	619.3
Goodwill	798.4
Accounts payable and accrued liabilities	(329.4)
Postretirement and pension benefits and other long-term liabilities	(50.2)
Deferred taxes—net	(282.9)

Total purchase price—net of cash acquired	2,069.3
Debt assumed and not repaid	17.6

Net cash paid	$2,051.7

At December 31, 2007, restricted cash equivalents of $69.9 million, of which $6.0 million is classified in other noncurrent assets, are held in a trust to cover payments, both current and long-term, due to certain current employees of RR Donnelley and retired and former employees of Banta Corporation. This trust was funded by Banta in October 2006 after Banta received an unsolicited proposal from a third party other than the Company to acquire Banta. This unsolicited proposal automatically triggered a requirement for Banta to fund the trust to cover such payments. The trust was originally adopted by the Board of Directors of Banta in 1991.

2006 Acquisition

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services were closely related and complementary to the Company’s pre-existing business process outsourcing resources. The purchase price for OfficeTiger was approximately $248.8 million, net of cash acquired of $5.6 million and including acquisition costs of $4.4 million. OfficeTiger’s operations are included in the International segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

2005 Acquisitions

On June 20, 2005, the Company acquired The Astron Group Limited (“Astron”), a leader in the business process outsourcing sector, providing transactional print and mail services, data and print management, document production and marketing support services for customers primarily in the United Kingdom. Astron was acquired to extend the Company’s services in business process outsourcing. Astron was acquired for approximately $954.5 million, net of $10.2 million of cash acquired and including $8.5 million in acquisition costs and the assumption of $449.4 million of Astron’s debt. On the acquisition date, $434.5 million of the assumed debt was retired.

Also during 2005, the Company completed several smaller acquisitions to build on the Company’s scale advantages and extend its product offerings in key industry sectors and geographies. On July 7, 2005, the Company acquired Asia Printers Group Ltd. (“Asia Printers”), a book printer for customers in North America, Europe and Asia under the South China Printing brand and one of Hong Kong’s leading financial printers under the Roman Financial Press brand. On August 18, 2005, the Company acquired the Charlestown, Indiana print operations of Adplex-Rhodes (“Charlestown”), a producer of tabloid-sized retail inserts. On September 5, 2005, the Company acquired Poligrafia S.A. (“Poligrafia”), the third-largest printer of magazines, catalogs, retail inserts and books in Poland. On November 9, 2005, the Company acquired Spencer Press, Inc. (“Spencer”), a Wells, Maine based printer serving the catalog, retail and direct mail segments of the printing industry. On December 6, 2005, the Company acquired Critical Mail Continuity Services, Limited (“CMCS”), a United Kingdom based provider of disaster recovery, business continuity, digital printing, and print-and-mail services. The aggregate purchase price for these businesses was $272.4 million, net of cash acquired and including debt assumed of $23.0 million. Charlestown and Spencer are included in the U.S. Print and Related Services segment. Astron, Asia Printers including Roman Financial Press, Poligrafia and CMCS are included in the International segment.

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

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2007 and 2006 presents the combined results of operations of the Company, Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands as if the acquisition of each of Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands had occurred at January 1, 2007 and January 1, 2006, respectively. The pro forma information for the year ended December 31, 2006 also reflects the acquisition of OfficeTiger as if this acquisition occurred on January 1, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

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

	2007	2006
Net sales	$11,908.0	$11,617.0
Net earnings (loss)	(57.0)	364.7
Net earnings (loss) per share:
Basic	$(0.26)	$1.69

Diluted	$(0.26)	$1.67

The pro forma net earnings (loss) for 2007 and 2006 include $128.4 and $129.6 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes restructuring and impairment charges from continuing operations of $839.0 million and $206.1 million for 2007 and 2006. Also included in net earnings (loss) were net losses from discontinued operations of $0.5 million and $2.0 million, respectively, for 2007 and 2006.

Note 3. Discontinued Operations and Divestitures

Discontinued Operations

On December 22, 2005, the Company sold its Peak Technologies business (“Peak”). On October 29, 2004, the Company sold its package logistics business. Both Peak and the package logistics business have been reported as discontinued operations for all periods presented. As of December 31, 2007 and 2006, the Company had remaining liabilities for contractual obligations related to these discontinued businesses of $3.0 million and $3.2 million, respectively. These liabilities have been classified separately in the Consolidated Balance Sheets as liabilities of discontinued operations.

Included in the income (loss) from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005 are the following:

	2007	2006	2005
Net sales	$—	$—	$221.2
Income (loss) from discontinued operations, net of tax	(0.5)	(2.0)	41.5

The income (loss) from discontinued operations above included tax benefits of $0.4 million, $1.2 million and $99.3 million for 2007, 2006 and 2005, respectively.

Included in the income (loss) from discontinued operations was net income related to Peak of $42.0 million for the year ended December 31, 2005. In 2005, net income from discontinued operations includes a gain on the sale of Peak of $55.2 million, including the impact of related pre-tax impairment charges of $36.6 million and tax benefits of $93.5 million.

Note 4. Restructuring and Impairment

The Company recorded restructuring and impairment charges of $839.0 million, $206.1 million, and $419.8 million in the years ended December 31, 2007, 2006 and 2005, respectively. The charges in 2007 included $316.1 million for the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. Additionally, the 2007 charges include $436.1 million for the impairment of goodwill associated with the business process outsourcing reporting unit within the International segment. The charges in 2006 included $110.0 million for the impairment of goodwill in the business process outsourcing reporting unit within the International segment and $26.3 million for the write-down of the Astron trade name intangible asset. The charges in 2005 included $311.6 million and $50.7 million for the impairment of goodwill and identifiable intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment and Canadian reporting unit within the International segment, respectively.

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

For the years ended December 31, 2007, 2006 and 2005, the Company recorded the following restructuring and impairment charges:

2007	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	21.0	2.5	23.5	261.6	285.1
International	20.3	3.8	24.1	514.6	538.7
Corporate	8.0	4.8	12.8	2.4	15.2

	$49.3	$11.1	$60.4	$778.6	$839.0

In the fourth quarter of 2007, the Company recorded a non-cash charge of $436.1 million to reflect impairment of goodwill in the business process outsourcing reporting unit within the International segment. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to assist the Company in its determination of the fair value of the unit, in part based on estimates of future cash flows developed by management. The estimated future cash flows of this reporting unit reflect a reduction in the fair value of the business based on lower expectations for growth and profitability resulting primarily from increased price competition for significant new contracts. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. The Company also used the third-party appraisal firm to assist the Company in its determination of the value of the significant tangible and intangible long-lived assets of the reporting unit as part of this impairment calculation.

For the year ended December 31, 2007, the Company also recorded $342.5 million for impairment of other assets, of which $316.1 million reflects the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. Additionally, $26.4 million relates to the impairment of other long-lived assets, of which $19.1 million relates to the write-off of capitalized customer contract set-up costs in the business process outsourcing reporting unit. In addition, charges of $49.3 million were recorded related to workforce reductions of 1,169 employees (1,092 of whom were terminated as of December 31, 2007), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions include management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

segment and two manufacturing facilities within the International segment. In addition, $11.1 million of other restructuring costs, which includes lease terminations in exited facilities, were recorded for the year ended December 31, 2007.

2006	Employee Terminations	Other Charges	Total Restructuring-net	Impairment	Total
U.S. Print and Related Services	$19.7	$2.0	$21.7	$1.9	$23.6
International	12.3	4.1	16.4	138.6	155.0
Corporate	22.1	5.0	27.1	0.4	27.5

	$54.1	$11.1	$65.2	$140.9	$206.1

In the fourth quarter of 2006, the Company recorded a non-cash charge of $110.0 million to reflect impairment of goodwill in the business process outsourcing reporting unit within the International segment. As part of its annual impairment analysis for this reporting unit, the Company engaged a third-party appraisal firm to assist the Company in its determination of the fair value of the unit, in part based on estimates of future cash flows developed by management. The estimated future cash flows of this reporting unit reflected a reduction in the fair value of the business based on lower near-term profit expectations as a result of lower sales driven by loss of volume and lower prices on significant customers, primarily in the transactional print and mail revenue streams. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. The Company also used the third-party appraisal firm to assist the Company in its determination of the value of the significant tangible and intangible long-lived assets of the reporting unit as part of this impairment calculation.

For the year ended December 31, 2006, the Company also recorded $30.9 million for impairment of other assets, of which $26.3 million reflects the write-down of the Astron trade name intangible asset, and $4.6 million relates to the impairment of other long-lived assets. In addition, charges of $54.1 million for workforce reductions of 1,396 employees (all of whom were terminated as of December 31, 2007), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities and $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities were recorded for the year ended December 31, 2006.

2005	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$12.1	$7.0	$19.1	$318.1	$337.2
International	1.6	5.8	7.4	50.3	57.7
Corporate	2.2	21.0	23.2	1.7	24.9

	$15.9	$33.8	$49.7	$370.1	$419.8

In the fourth quarter of 2005, the Company recorded a non-cash charge of $311.6 million and $50.7 million to reflect impairment of goodwill and indefinite-lived trade names in the forms and labels reporting unit within the U.S. Print and Related Services segment and Canadian reporting unit within the International segment, respectively. As part of its annual impairment analysis for these reporting units, the Company engaged a third-party appraisal firm to assist the Company in determining the fair value of the unit, based on estimates of future cash flows developed by management. Sales of forms and labels confronted difficult market trends due to continued electronic substitution of forms and a declining pricing environment, and 2005 results for these reporting units were below expectations. The estimated future cash flows used in the impairment analysis reflected forward revenue and margin expectations for the forms and labels revenue stream, consistent with then current trends. Because the fair value of these reporting units was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. The Company also used the third-party appraisal firm to assist in valuing the significant tangible and intangible long-lived assets of the reporting units as part of this impairment calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

For the year ended December 31, 2005, the restructuring charges for employee terminations related to workforce reductions of 500 employees, all of whom were terminated as of December 31, 2007. These workforce reductions are primarily associated with the continuation of 2004 restructuring plans related to the acquisition of Moore Wallace Incorporated and other actions to restructure operations in the segments. Other charges primarily relate to lease termination charges of $27.9 million mainly associated with the relocation of the Company’s corporate headquarters within Chicago, the relocation of a logistics facility in the U.S. Print and Related Services segment and the exiting of a European financial print facility in the International segment. Additional restructuring charges of $5.9 million included employee and equipment relocation costs associated with the Moore Wallace acquisition restructuring plans and other actions to restructure certain operational activities.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2007, the Company recorded $63.7 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Banta, Perry Judd’s, Von Hoffmann, and Cardinal Brands. Costs of $55.1 million were for planned workforce reductions of 857 employees (of whom 627 have been terminated as of December 31, 2007) resulting from the elimination of duplicative administrative functions and the planned closure of five operating facilities. Charges of $8.6 million of other restructuring costs include lease terminations in exited facilities.

During 2006 and 2005, the Company recorded $0.8 million and $0.5 million, respectively, of restructuring costs related to employee terminations and other costs in connection with the acquisitions of OfficeTiger, Astron, Poligrafia, Asia Printers and Spencer Press.

Reconciliation of Restructuring Liability

The Company initiated various restructuring actions in 2007, 2006, 2005 and prior years for which restructuring liabilities remain. The reconciliation of the total restructuring liability, including those capitalized as a cost of acquisitions, as of December 31, 2007 is as follows:

		Restructuring Costs, Net
	Balance at January 1, 2007	Charged to Results of Operations	Capitalized as a Cost of Acquisition	Cash Paid	Balance at December 31, 2007
Employee terminations	$26.2	$49.3	$55.1	$97.8	$32.8
Other	9.1	11.1	8.6	14.9	13.9

	$35.3	$60.4	63.7	112.7	$46.7

The Company anticipates that payments associated with employee terminations will be substantially completed by the end of 2008.

The restructuring liabilities classified as “other” consist of the estimated remaining payments related to lease exit costs and other facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 5. Goodwill and Other Intangible Assets

Goodwill at December 31, 2007 and 2006 was as follows:

	Book Value at January 1, 2007	Acquisitions	Foreign Exchange and Other Adjustments	Impairment Charge	Net Book Value at December 31, 2007
U.S. Print and Related Services	$1,843.6	$705.8	$(4.9)	$—	$2,544.5
International	1,043.2	92.6	20.7	(436.1)	720.4

	$2,886.8	$798.4	$15.8	$(436.1)	$3,264.9

In the fourth quarter of 2007, the Company recorded a non-cash charge of $436.1 million to reflect impairment of goodwill in the business process outsourcing reporting unit. See Note 4 for further discussion regarding this impairment charge.

	Book Value at January 1, 2006	Acquisitions	Foreign Exchange and Other Adjustments	Impairment Charge	Net Book Value at December 31, 2006
U.S. Print and Related Services	$1,862.1	$—	$(18.5)	$—	$1,843.6
International	888.6	199.2	65.4	(110.0)	1,043.2

	$2,750.7	$199.2	$46.9	$(110.0)	$2,886.8

In the fourth quarter of 2006, the Company recorded a non-cash charge of $110.0 million to reflect impairment of goodwill in the business process outsourcing reporting unit. See Note 4 for further discussion regarding this impairment charge.

Other intangibles at December 31, 2007 and 2006 were as follows:

Other Intangibles	Gross Carrying Amount At January 1, 2007	Additions During the Year	Impairment Charge	Accumulated Amortization and Foreign Exchange	Balance at December 31, 2007	Weighted Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$—	$(21.6)	$0.3	0.9 years
Patents	98.3	—	—	(46.9)	51.4	4.2 years
Customer relationship intangibles	839.0	610.5	—	(209.5)	1,240.0	10.7 years
Trade names	38.3	—	(19.0)	(4.2)	15.1	32.0 years
Indefinite-lived trade names	304.7	8.8	(297.1)	—	16.4	Indefinite

	$1,302.2	$619.3	$(316.1)	$(282.2)	$1,323.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

In the second quarter of 2007, the Company recorded a non-cash charge of $316.1 million to reflect the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related services offerings under the single RR Donnelley brand. See Note 4 for further discussion regarding this impairment charge. Included in trade names at December 31, 2007 was $16.4 million for indefinite-lived trade names that are not subject to amortization.

Other Intangibles	Gross Carrying Amount At January 1, 2006	Additions During the Year	Impairment Charge	Accumulated Amortization and Foreign Exchange	Balance at December 31, 2006	Weighted Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$—	$(21.4)	$0.5	1.5 years
Patents	98.3	—	—	(34.7)	63.6	5.2 years
Customer relationship intangibles	795.6	43.4	—	(123.7)	715.3	12.3 years
Trade names	42.5	22.9	(26.3)	(3.4)	35.7	8.3 years
Indefinite-lived trade names	304.7	—	—	—	304.7	indefinite

	$1,263.0	$66.3	$(26.3)	$(183.2)	$1,119.8

In the fourth quarter of 2006, the Company recorded a non-cash charge of $26.3 million to reflect the write-off of the Astron trade name intangible asset. See Note 4 for further discussion regarding this impairment charge. Included in trade names at December 31, 2006 was $304.7 million for indefinite-lived trade names that are not subject to amortization.

Amortization expense for other intangibles was $119.7 million, $73.2 million and $58.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for other intangibles for the next five years is estimated to be approximately $129 million annually for 2008 through 2011, and $117 million for 2012.

Note 6. Inventories

The components of the Company’s inventories at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Raw materials and manufacturing supplies	$300.7	$229.6
Work in process	204.0	135.0
Finished goods	272.4	207.5
LIFO reserve	(67.6)	(70.3)

Total	$709.5	$501.8

For financial reporting purposes, the Company recognized LIFO expense of $0.4 million, $12.8 million, and $4.7 million in 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Land	$97.2	$70.4
Buildings	1,164.9	1,004.4
Machinery and equipment	5,826.3	5,103.3

	7,088.4	6,178.1
Less: Accumulated depreciation	(4,362.4)	(4,035.8)

Total	$2,726.0	$2,142.3

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale, excluding those classified as discontinued operations, was $11.0 million and $0.9 million at December 31, 2007 and 2006, respectively. These assets are included in other noncurrent assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

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

Total consolidated assets in accordance with Financial Accounting Standard Board (“FASB”) interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, amounted to $16.5 million and $16.8 million at December 31, 2007 and 2006, respectively, and are included in other noncurrent assets. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

During 2007, 2006 and 2005, the Company recorded non-operating pretax charges of $0.2 million, $17.5 million and $3.4 million, respectively, to adjust the carrying value of its affordable housing investments to estimated fair value based on the results of its impairment analysis. These charges related to non-consolidated investments only and excluded the investments which were consolidated as a result of the adoption of FIN 46R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The reduction in fair value was based on both declining future tax credits (based on tax credits realized to-date) and declines in the estimated residual values for certain of the underlying properties, which were deemed to be other than temporary. The Company’s risk of loss related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments. As of December 31, 2007 and 2006, the Company’s remaining unconsolidated investments in affordable housing were $13.0 million and $18.3 million, respectively, which were included in other noncurrent assets.

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Employee-related liabilities	$464.6	$320.4
Restructuring liabilities	43.6	33.7
Deferred revenue	148.6	128.3
Other	428.5	356.8

Total accrued liabilities	$1,085.3	$839.2

Employee-related liabilities consist primarily of payroll, incentive compensation, sales commission and employee benefit accruals. Other accrued liabilities include income and other tax liabilities, interest expense accruals and miscellaneous operating accruals.

Note 10. Commitments and Contingencies

As of December 31, 2007, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $127.6 million. Of this total, approximately $90.9 million has been committed. In addition, the Company has a commitment of $32.8 million for severance payments related to restructuring activities. The Company also has contractual commitments of approximately $142.9 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. As of December 31, 2007, the Company was committed to purchase $6.0 million of natural gas under these contracts. There are no significant minimum volume guarantees associated with any other contracts.

Future minimum rental commitments under non-cancelable leases are as follows:

Year Ended December 31	Amount
2008	$146.7
2009	113.3
2010	93.5
2011	71.3
2012 and thereafter	252.9

$677.7

The Company has non-cancelable operating lease commitments totaling $677.7 million extending through various periods to 2044. Rent expense was $219.3 million, $134.6 million and $117.4 million in the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense for 2007 includes reclassifications of expense not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

classified as rent in prior years. This change in classification would have increased the rent expense by $28.8 million in 2006 and $15.6 million for the years ended December 31, 2006 and 2005, respectively.

The Company is not exposed to significant accounts receivable credit risk due to its customer diversity with respect to industry classification, distribution channels and geographic locations.

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. Expenses associated with environmental remediation obligations are provided for when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in eleven federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and two other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves, recorded in accrued liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Note 11. Retirement Plans

The Company sponsors various funded and unfunded pension plans for most of its full-time employees in the U.S., Canada and certain international locations. The Company also participates in various multi-employer pension plans. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. Most of the Company’s regular full-time U.S. employees become eligible for these benefits at or after reaching age 50 if working for the Company and having 5 years of vested service.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The pension and postretirement obligations are measured as of December 31 for all years presented and are calculated using generally accepted actuarial methods. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.

In accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), during the first quarter of 2007, the Company adopted the measurement date provisions which require a fiscal year-end measurement date. Because the Company’s previous measurement date was September 30, 2006, this change required the Company to remeasure the plan assets and retirement obligations at December 31, 2006. As part of this valuation, the Company updated its assumed discount rates. The weighted-average discount rate used to calculate net periodic benefit expense for pension and postretirement benefits was 5.7% and 5.8%, respectively at December 31, 2006 and 5.8% for both pension and postretirement benefits at September 30, 2006. All other assumptions used to calculate net periodic benefit expense remain unchanged from the September 30, 2006 measurement date. The impact of the measurement date change is as follows:

	September 30, 2006 Measurement Date	Effect of Change in Measurement Date	December 31, 2006 Measurement Date
Prepaid pension cost	$638.6	$95.3	$733.9
Accrued pension and postretirement liability	(460.7)	4.3	(456.4)
Deferred income taxes	(87.8)	(39.3)	(127.1)
Accumulated other comprehensive income	(43.1)	(63.7)	(106.8)
Retained Earnings	—	3.4	3.4

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

	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As reported at December 31, 2006
Pension asset	$520.3	$118.3	$638.6
Intangible asset	1.3	(1.3)	—
Accrued pension and postretirement liability	(470.2)	9.5	(460.7)
Deferred tax liabilities	(32.6)	(55.2)	(87.8)
Accumulated other comprehensive income	28.2	(71.3)	(43.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The components of the net periodic benefit expense and total expense are as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$93.1	$80.6	$76.6	$12.6	$12.1	$11.4
Interest cost	153.2	131.3	129.9	29.1	28.1	30.6
Expected return on plan assets	(243.4)	(207.0)	(198.4)	(15.2)	(15.9)	(18.5)
Amortization of transition obligation	—	—	(10.2)	—	—	—
Amortization of prior service credit	(7.3)	(7.4)	(7.3)	(14.6)	(15.8)	(17.0)
Amortization of actuarial loss	3.8	11.3	10.4	5.5	5.1	4.2

Net periodic benefit expense (income)	(0.6)	8.8	1.0	17.4	13.6	10.7
Curtailments	(5.2)	—	—	—	—	—
Special termination benefit cost	0.6	—	—	—	—	—
Settlements	—	0.1	1.0	—	—	—

Total expense (income)	$(5.2)	$8.9	$2.0	$17.4	$13.6	$10.7

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	5.7%	5.6%	6.0%	5.8%	5.7%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected return on plan assets	8.4%	8.3%	8.4%	7.6%	8.0%	8.0%

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Benefit obligation at beginning of year	$2,461.1	$2,370.3	$519.0	$541.6
SFAS 158 measurement date adjustment	39.6	—	2.5	—
Service cost	93.1	80.6	12.6	12.1
Interest cost	153.2	131.3	29.1	28.1
Plan participants’ contributions	1.9	1.6	20.0	18.1
Medicare reimbursements	—	—	3.9	2.1
Acquisitions	199.8	—	4.3	—
Amendments	31.3	—	—	—
Actuarial gain	(168.0)	(20.7)	(46.8)	(23.9)
Curtailments and settlements	(4.5)	—	—	—
Special termination benefits	0.6	—	—	—
Foreign currency translation	31.1	27.4	6.0	—
Benefits paid	(136.8)	(129.4)	(50.4)	(59.1)

Benefit obligation at end of year	$2,702.4	$2,461.1	$500.2	$519.0

Fair value of plan assets at beginning of year	$2,940.9	$2,756.1	$217.1	$220.7
SFAS 158 measurement adjustment	137.8	—	4.1	—
Actual return on assets	181.5	264.0	20.8	18.4
Acquisitions	211.9	—	—	—
Employer contributions	19.7	24.8	20.4	19.0
Plan participants’ contributions	1.9	1.6	20.0	18.1
Foreign currency translation	27.7	23.8	—	—
Benefits paid	(136.8)	(129.4)	(50.4)	(59.1)

Fair value of plan assets at end of year	$3,384.6	$2,940.9	$232.0	$217.1

Funded status at end of year	$682.2	$479.8	$(268.2)	$(301.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The accumulated benefit obligation for all defined benefit pension plans was $2,617.0 million and $2,405.3 million at December 31, 2007 and September 30, 2006, respectively.

Amounts recognized on the consolidated balance sheet as of December 31, 2007 and 2006 are reflected in the following table. No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2008.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Prepaid pension cost	$833.2	$638.6	$—	$—
Accrued benefit cost (included in accrued liabilities)	(22.1)	(3.7)	(20.3)	(13.9)
Accrued benefit cost (included in other noncurrent liabilities)	(128.9)	(155.1)	—	—
Postretirement liability	—	—	(247.9)	(288.0)

Net asset (liability) recognized in the consolidated balance sheet	$682.2	$479.8	$(268.2)	$(301.9)

The amounts in accumulated other comprehensive income on the balance sheet, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 and 2006 are as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Accumulated other comprehensive income
Net actuarial loss (gain)	$(167.9)	$49.1	$(6.5)	$57.2
Net prior service credit	(58.9)	(99.5)	(67.8)	(86.0)

Total	$(226.8)	$(50.4)	$(74.3)	$(28.8)

The amounts recognized in other comprehensive income in 2007 as components of net periodic benefit costs are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$(3.8)	$(5.5)
Net prior service credit	7.3	14.6
Amounts arising during the period:
Net actuarial gain	(113.6)	(49.9)
Net prior service cost	31.3	—
Foreign currency loss	0.6	0.9

Total	$(78.2)	$(39.9)

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs over the next fiscal year are shown below:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$0.6	$—
Net prior service credit	(5.3)	(14.6)

Total	$(4.7)	$(14.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides the weighted average assumptions used to determine the benefit obligation at the measurement date:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.4%	5.8%	6.3%	5.8%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Health care cost trend:
Current
Pre-Age 65	—	—	8.9%	8.9%
Post-Age 65	—	—	9.4%	9.1%
Ultimate	—	—	6.0%	6.0%

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2007 and 2006:

	Pension Benefits
	2007	2006
Projected benefit obligation	$330.6	$480.7
Fair value of plan assets	195.4	321.9

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2007	2006
Accumulated benefit obligation	$318.1	$449.3
Fair value of plan assets	195.4	321.9

The current health care cost trend rate gradually declines through 2013 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$0.6	$(0.6)
Postretirement benefit obligation	8.1	(7.1)

The allocation percentage of plan assets follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Equity	73%	72%	79%	81%
Fixed income securities	25%	26%	21%	19%
Cash and other	2%	2%	—	—

Total	100%	100%	100%	100%

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

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

The Company expects to make cash contributions of approximately $35.6 million to its pension plans and approximately $15.8 million to its postretirement plans in 2008. These contributions are to both funded and unfunded plans and are net of participant contributions.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 includes a prescription drug benefit under Medicare Part D as well as a federal subsidy, beginning in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. During the years ended December 31, 2007 and 2006, the Company received approximately $3.9 million and $2.1 million, respectively, in Medicare reimbursements. Cash flow from the subsidy is expected to be approximately $1.5 million in 2008.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Medicare Subsidy Payments
2008	$151.9	$38.8	$1.5
2009	134.8	38.8	1.6
2010	138.1	39.0	1.6
2011	142.6	39.4	1.7
2012	150.1	39.2	1.7
2013-2017	868.8	197.9	8.0

Employee 401(k) Savings Plans—The Company maintains savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for these plans. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. The total expense attributable to the match was $27.8 million, $35.4 million and $33.8 million in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from continuing operations before income taxes and minority interest for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
U.S.	$516.3	$582.9	$212.8
Foreign	(424.9)	18.4	119.0

Total	$91.4	$601.3	$331.8

The components of income tax expense (benefit) from continuing operations for the years ending December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Federal:
Current	$189.8	$107.9	$205.3
Deferred	(1.0)	59.9	(10.5)
State:
Current	17.2	34.9	34.0
Deferred	(18.7)	(6.0)	(2.5)
Foreign:
Current	18.7	17.0	10.4
Deferred	(69.5)	(17.8)	0.7

Total	$136.5	$196.0	$237.4

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Restructuring and impairment charges	172.7	6.5	36.9
Foreign tax rate differential	(50.5)	(5.5)	(5.6)
State and local income taxes, net of U.S. federal income tax benefit	16.3	4.2	7.4
Adjustment of uncertain tax positions / reversal of tax reserves	(14.4)	(4.5)	(2.0)
Interest on uncertain tax positions	14.9	1.8	1.8
Change in valuation allowances	(9.3)	(3.8)	(4.1)
U.S. tax on foreign earnings	—	—	2.1
Domestic manufacturing deduction	(11.5)	(0.6)	—
Other	(3.9)	(0.5)	—

Effective income tax rate	149.3%	32.6%	71.5%

Included in 2007 is a benefit of $9.3 million from the reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom.

Included in 2006 is the benefit associated with the reversal of reserves for tax contingencies of $27.3 million and the realization of a deferred tax asset of $23.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Included in 2005 is the benefit associated with the reversal of reserves for tax contingencies of $6.7 million, the reversal of non-U.S. valuation allowances of $13.5 million and affordable housing credits of $2.7 million.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Deferred tax assets:
Postretirement	$126.1	$133.8
Accrued liabilities	101.7	118.3
Net operating loss and other tax carryforwards	299.1	251.8
Other	136.4	163.0

Total deferred tax assets	663.3	666.9
Valuation allowance	260.0	211.5

Net deferred tax assets	$403.3	$455.4

Deferred tax liabilities:
Intangible assets	$356.9	$396.8
Accelerated depreciation	217.5	244.1
Investments	17.2	15.8
Pensions	286.0	221.6
Other	226.0	61.4

Total deferred tax liabilities	1,103.6	939.7

Net deferred tax liabilities	$700.3	$484.3

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate.

As of December 31, 2007 the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $52.5 million and $246.6 million, respectively ($57.0 million and $194.8 million, respectively at December 31, 2006), of which $207.7 million expire between 2008 and 2018. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2007, the valuation allowance increased by $48.5 million, primarily related to non-U.S. capital losses and growth in non-U.S. tax credits for which ultimate realization is uncertain. As of December 31, 2007, the Company had $22.2 million of valuation allowances for which future reductions over the next 12 months would result in a reduction of goodwill. In accordance with Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”, see Note 21), reductions in fiscal year 2009 and beyond will result in an adjustment to net income.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries because such excess is considered to be permanently reinvested in those operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Cash payments for income taxes were $191.1 million, $172.8 million, and $162.7 million in 2007, 2006, and 2005, respectively.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and amounted to $20.2 million in 2007, $6.0 million in 2006, and $9.4 million in 2005.

For the year ended December 31, 2007, the changes in other comprehensive income were net of tax benefits of $5.1 million related to unrealized foreign currency losses and $0.9 million of provision related to changes in the fair value of derivatives. For the year ended December 31, 2006, the changes in other comprehensive income were net of tax benefits of $8.9 million related to unrealized foreign currency losses and $3.3 million related to changes in the fair value of derivatives. The year ended December 31, 2006 included $9.7 million of previously unrecognized net tax benefits related to the year ended December 31, 2005. For the year ended December 31, 2005, the change in the fair value of derivatives was net of tax benefits of $4.7 million.

Uncertain tax positions

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

The Company’s unrecognized tax benefits at January 1, 2007 and December 31, 2007 were as follows:

Balance, January 1, 2007	$224.9
Additions for tax positions of the current year	8.4
Additions for tax positions of prior years	10.0
Reductions for tax positions of prior years for:
Changes in judgment	(0.9)
Settlements during the period	(6.2)
Lapses of applicable statutes of limitations	(27.6)
Foreign currency impacts	3.6

Balance, December 31, 2007	$212.2

As of January 1, 2007, the date of adoption of FIN 48, and December 31, 2007, the Company had $224.9 million and $212.2 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $94.2 million and $87.5 million as of January 1, 2007 and December 31, 2007, respectively, if recognized, would decrease the effective income tax rate and increase net earnings (loss). This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. The Company recognized $1.1 million, $1.4 million, and $3.7 million of previously unrecognized federal, state, and international tax benefits due to settlements during the year. The Company recognized $11.0 million, $13.5 million and $3.1 million of previously unrecognized federal, state and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

international tax benefits due to the expiration of statutes of limitations and resolution of audits during the year. As a result, the Company recorded $13.8 million as a reduction of goodwill and $10.0 million as a decrease in income tax expense for the year ended December 31, 2007.

As of December 31, 2007, it is reasonably possible that the total amounts of unrecognized tax benefits will significantly decrease within 12 months by as much as $41.1 million due to resolution of audits or statute expirations related to U.S. federal and state tax positions. The impact of these unrecognized tax benefits, if recognized, would increase net earnings (loss) or decrease goodwill by $39.9 million and $1.2 million, respectively.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to remaining tax uncertainties recognized in the Consolidated Statement of Operations for the year ended December 31, 2007, 2006, and 2005 was $13.9 million, $10.6 million, and $5.9 million, respectively. Penalties in the amount of $1.4 million, $0.5 million, and $0.3 million, respectively, were recognized for the years ended December 31, 2007, 2006, and 2005. Accrued interest of $80.2 million and $42.5 million related to income tax uncertainties was reported as a component of other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. Accrued penalties of $4.0 million and $2.7 million related to income tax uncertainties were reported in other noncurrent liabilities on the Consolidated Balance Sheet at December 31, 2007 and 2006, respectively.

The Company has tax years from 2000 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. The Company’s tax holiday agreements expire at various times; the next expiration will occur in 2009, related to the tax holiday in India. The aggregate effect on income tax expense in 2007, 2006, and 2005 as a result of these agreements was approximately $15.0 million, $14.9 million, and $5.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 13. Debt

The Company’s debt consists of the following:

	December 31,
	2007	2006
Commercial paper	$308.1	$—
Credit facility borrowings	400.0	—
3.75% senior notes due April 1, 2009	399.9	399.7
4.95% senior notes due May 15, 2010	499.4	499.1
5.625% senior notes due January 15, 2012	624.3	—
4.95% senior notes due April 1, 2014	598.5	598.3
5.50% senior notes due May 15, 2015	499.4	499.3
6.125% senior notes due January 15, 2017	620.5	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	27.8	36.7

Total debt	4,326.9	2,382.1
Less: current portion	(725.0)	(23.5)

Long-term debt	$3,601.9	$2,358.6

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was lower than its book value by approximately $30.0 million and $83.0 million at December 31, 2007 and 2006, respectively.

On January 8, 2007, the Company issued $625.0 million principal amount of 5.625% notes due January 15, 2012 and $625.0 million principal amount of 6.125% notes due January 15, 2017. Interest is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 2007. The net proceeds from the offering were used to pay a portion of the purchase price of the acquisition of Banta and Perry Judd’s. The notes were issued at a discount of $5.8 million.

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

On January 8, 2007, the Company entered into a $2.0 billion five-year unsecured and committed revolving credit facility (the “Facility”) which bears interest at variable interest rates plus a basis point spread. The Facility replaced the Company’s previous $1.0 billion unsecured credit facility. The Facility is used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, and limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2006, there were no borrowings under the previous facility. The Company pays an annual commitment fee of 0.08% on the Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

As of December 31, 2007, the Company had $400.0 million of borrowings outstanding under the Facility. These borrowings were entered into by the Company in August 2007 and had original maturities ranging from six months to one year. The proceeds from these borrowings were used to repay a portion of the borrowings the Company had outstanding under its commercial paper program. The weighted average interest rate on these borrowings for the year ended December 31, 2007 was 5.56%.

As of December 31, 2007, the Company had $308.1 million of borrowings under its commercial paper program backed by the Facility. The weighted average interest rate on commercial paper borrowings for the year ended December 31, 2007 was 5.38%. At December 31, 2007, approximately $1.3 billion was available under the Facility.

Additionally, the Company had $228.8 million in credit facilities (the “Foreign Facilities”) at its foreign locations, most of which are uncommitted. As of December 31, 2007 and 2006, total borrowings under the Facility and the Foreign Facilities (the “Combined Facilities”) were $411.9 million and $18.4 million, respectively. As of December 31, 2007, the Company had $37.1 million in outstanding letters of credit, of which $24.6 million reduced availability under the Combined Facilities. At December 31, 2007, approximately $1.5 billion was available under the Company’s Combined Facilities.

The Company was in compliance with its debt covenants as of December 31, 2007.

Annual maturities of debt are as follows: 2008: $725.0 million, 2009: $405.0 million, 2010: $501.1 million, 2011: $1.0 million, 2012: $625.7 million, and $2,078.0 million thereafter.

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2007	2006	2005
Interest incurred	$230.8	$143.9	$116.7
Amount capitalized as property, plant and equipment	(3.5)	(4.9)	(6.0)

Interest expense, net	$227.3	$139.0	$110.7

Interest paid was $185.3 million, $139.0 million and $129.2 million in 2007, 2006 and 2005, respectively.

Note 14. Derivative Financial Instruments

Periodically, the Company uses interest rate swap agreements to manage its interest rate risk by balancing its exposure to fixed and variable interest rates and foreign exchange forward contracts and cross-currency swaps to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps would be offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries. Similarly, the implied gains and losses associated with interest rate swaps offset changes in interest rates and the fair value of the long term-borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair value and notional amounts at December 31, 2007 and 2006, are presented below.

December 31, 2007	Notional Amount	Fair Value Asset (Liability)	Maturity
Cross-Currency swaps	$493.8	$(38.2)	May 15, 2015
Cross-Currency swaps	$182.0	$(13.5)	May 15, 2010
Net Investment Hedge	$500.5	$(20.3)	May 15, 2010

December 31, 2006	Notional Amount	Fair Value Asset (Liability)	Maturity
Cross-Currency swaps	$493.8	$(45.3)	May 15, 2015
Cross-Currency swaps	$182.0	$(14.5)	May 15, 2010
Net Investment Hedge	$273.0	$(22.0)	May 15, 2010

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

The Company has outstanding cross currency swaps consisting of British pound sterling (“GBP”), which exchange GBP for U.S. dollars, Eurodollar (“EUR”), which exchange EUR for U.S. dollars and GBP, which exchange GBP for EUR. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. The cross-currency interest rate swaps are recorded in other noncurrent liabilities on the consolidated balance sheet at fair value. Changes in the value of the portion of cross-currency derivatives designated as cash flow hedges are recorded in other comprehensive income, with an amount transferred to other income to offset the foreign exchange gains or losses on the hedged item. During the year ended December 31, 2007 and 2006, $9.5 million and $88.7 million of exchange losses, respectively, were transferred from other comprehensive income into other income to offset exchange gains and losses on hedged intercompany loans. Changes in the value of cross-currency swaps designated as hedges of net investments in foreign operations are recorded in the foreign-currency translation component of other comprehensive income. The net amounts paid or received under the cross-currency swaps designated as cash flow hedges were recorded in interest expense. A gain of $1.1 million was recognized in net other expense for the year ended December 31, 2007 for the portion of the changes in fair value of the cross currency swaps that was ineffective as a net investment hedge. For the year ended December 31, 2006, a loss of $1.5 million was recognized in net other expense for the portion of the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

The fair values of interest rate and cross-currency interest rate swaps were determined using dealer quotes. The fair values of foreign exchange contracts were determined using market exchange rates.

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements with a notional amount of $1.0 billion, which were used to hedge against fluctuations in interest rates prior to the Company’s issuance of $500.0 million principal amount of 4.95% notes due in 2010 and $500.0 million principal amount of 5.5% notes due in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

2015. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive income, which is being recognized in interest expense over the term of the hedged forecasted interest payments. The Company expects to recognize $1.5 million of this loss as interest expense in 2008.

Note 15. Guarantees

The Company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2007, the maximum principal amount guaranteed was approximately $359.0 million.

Note 16. Earnings per Share

	2007	2006	2005
Net earnings (loss)	$(48.9)	$400.6	$137.1
Basic:
Weighted average number of common shares outstanding	218.0	216.4	215.0

Net earnings (loss) per share—basic	$(0.22)	$1.85	$0.64
Diluted:
Dilutive options and awards	—	2.5	1.7

Diluted weighted average number of common shares outstanding	218.0	218.9	216.7

Net earnings (loss) per share—diluted	$(0.22)	$1.83	$0.63

Dividends paid per common share	$1.04	$1.04	$1.04

Diluted net earnings (loss) per common share takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the year ended December 31, 2007, options to purchase 1.4 million shares were outstanding but not included in the computation of diluted net earnings (loss) per share because of the net loss during 2007. Their inclusion would have an anti-dilutive effect. Of these 1.4 million shares, 1.2 million shares were anti-dilutive because the option exercise price exceeded the fair value of the stock. For the years ended December 31, 2006 and 2005, options to purchase 1.8 million and 2.0 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net earnings (loss) per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have an anti-dilutive effect.

During the year ended December 31, 2007, the Company purchased in the open market approximately 7.7 million shares of its common stock at a total cost of $309.5 million.

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

(In millions, except per share data and unless otherwise indicated)—(Continued)

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

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The Company estimates the fair value of share-based awards on the date of grant, using an option-pricing model where applicable. Share-based compensation expense recognized in the Consolidated Statement of Operations as of December 31, 2007 and 2006 included compensation expense for share-based awards granted (i) prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards, performance share units and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures of stock options as they occurred.

The Company continues to follow the nominal vesting period approach for awards granted prior to its January 1, 2006 adoption of SFAS No. 123(R). For awards granted subsequent to its adoption of SFAS No. 123(R), compensation cost is recognized over the shorter of the nominal vesting period or the period until the employee’s award becomes non-forfeitable upon reaching eligible retirement age under the terms of the award.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Additionally, prior to such adoption, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure,” as if the fair value method defined by SFAS No. 123 had been applied to share-based compensation. Under APB 25, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, no share-based compensation expense was recognized in the Company’s consolidated statement of operations related to stock options.

Share-Based Compensation under SFAS No. 123(R) as of December 31, 2007 and 2006 and under APB 25 as of December 31, 2005

The total compensation expense related to all share-based compensation plans was $27.9 million, $34.6 million and $42.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The income tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

benefit related to share-based compensation expense was $11.2 million, $13.8 million and $17.0 million for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, $39.0 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 1.5 years. The total unrecognized share-based compensation cost to be recognized in future periods as of December 31, 2007 does not consider the effect of share-based awards that may be issued in subsequent periods. Also as a result of the adoption of SFAS No. 123(R), $44.9 million of unearned compensation recorded in shareholders’ equity as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

During the years ended December 31, 2007 and 2006, the Company executed separation agreements with certain members of management. The agreements stated that all remaining unvested share-based awards previously granted to these individuals became fully vested upon their separation date. The Company recorded $3.3 million and $4.5 million of restructuring expense to recognize the remaining unvested portion of these awards for the years ended December 31, 2007 and 2006, respectively. In addition, the Company recorded $0.5 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively, of incremental restructuring expense in accordance with SFAS 123(R) upon the modification of these awards to reflect their increase in fair value from the grant date.

The pro forma table below reflects net income and basic and diluted net earnings per share for the years ended December 31, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

2005
Net earnings, as reported	$137.1
Add: Share-based compensation included in reported net income, net of related tax effects	26.0
Less: Share-based compensation expense determined under the fair value-based method for all awards, net of related tax effects	(29.0)

Pro forma net earnings	$134.1

Basic net earnings per share:
As reported	$0.64
Pro forma	$0.62
Diluted net earnings per share:
As reported	$0.63
Pro forma	$0.62

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

Moore Wallace 2003 Long-Term Incentive Plan

Upon acquiring Moore Wallace, Incorporated (“Moore Wallace”) in 2004, the Company assumed the Moore Wallace 2003 Long-Term Incentive Plan (the “2003 LTIP”), which had been approved by the stockholders of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Moore Wallace, under which all employees of Moore Wallace and its subsidiaries are eligible to participate. Awards under the 2003 LTIP may consist of restricted stock or restricted stock units. The time period during which these shares will be available for issuance will not be extended beyond the period when they would have been available under the 2003 LTIP absent the acquisition of Moore Wallace. No awards may be granted under the 2003 LTIP to any individual who was not an employee of Moore Wallace at the date of its acquisition by the Company. There are 6.3 million shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP.

General Terms of Awards

Under various incentive plans, the Company has granted certain employees non-qualified stock options, restricted stock awards, restricted stock units and performance share units. The human resources committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2004 PIP is ten years. At December 31, 2007, there were 2.5 million shares of common stock authorized and available for grant under the 2004 PIP and 5.0 million shares of common stock authorized and available for grant under the 2003 LTIP.

For all of the Company’s stock options outstanding at December 31, 2007, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while options granted between November 2004 and December 2006 expire five years from the date of grant.

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

The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. One-third of these restricted stock units vest on the third anniversary of the grant date, and the remaining two-thirds of these restricted stock units vest upon termination of the holder’s service on the Board of Directors. The holder may elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the Board of Directors. In the event of termination of service on the Board of Directors prior to the third anniversary of the grant date, all restricted stock units will vest. The restricted stock units are payable in shares of the Company’s common stock or cash, at the discretion of the Company. These awards are classified as liability awards due to their expected settlement in cash and are included in accrued liabilities in the Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period.

The Company has granted performance share unit awards to certain executive officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach two hundred and fifty percent of the initial award. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

change in control of the Company. The Company expenses the cost of the performance share unit awards, based on the fair market value of the awards at the date of grant, ratably over the performance period.

Stock Options

The fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company granted 470,000 stock options in 2007. No stock options were granted in 2006 and 7,000 stock options were granted in 2005. The fair value of the stock options granted in 2007 and 2005, respectively, was determined using the following assumptions:

	2007	2005
Expected volatility	20.34%	25.96%
Risk-free interest rate	4.52%	3.52%
Expected life (years)	7.00	3.75
Expected dividend yield	2.85%	3.10%

The weighted average grant date fair value of options granted was $7.84 and $6.07 for the years ended December 31, 2007 and 2005, respectively.

The following table is a summary of the Company’s 2007 stock option activity:

	Shares (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2006	7,545	$28.88	4.5
Granted	470	36.22	10.0
Exercised	(3,600)	26.52	3.4
Cancelled/forfeited/expired	(926)	38.91

Outstanding at December 31, 2007	3,489	$29.64	4.4	$30.4
Vested and expected to vest at December 31, 2007	3,471	$29.62	4.3	$30.3
Exercisable at December 31, 2007	2,395	$25.62	4.0	$29.0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The intrinsic value associated with these options will change in future periods based on the market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was $50.6 million and $15.0 million, respectively.

Compensation expense recognized related to stock options for the year ended December 31, 2007 and 2006 was $2.4 million and $3.6 million, respectively. As of December 31, 2007, $4.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.0 years.

Cash received from the option exercises as of and for the year ended December 31, 2007 and 2006 was $95.5 million and $35.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $20.2 million and $6.0 million, respectively for the year ended December 31, 2007 and 2006.

Excess tax benefits on stock option exercises shown as financing cash inflows as a component in issuance of common stock, net in the Consolidated Statement of Cash Flows were $9.6 million and $2.0 million for the year ended December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

A summary of the Company’s 2005 stock activity is presented below:

	2005
	Shares (Thousands)	Weighted Average Exercise Price
Options outstanding at beginning of year	14,698	$29.13
Options granted	7	33.45
Options exercised	(2,536)	26.38
Options forfeited and expired	(1,940)	34.72

Options outstanding at end of year	10,229	$28.75

Options exercisable at end of year	7,933	$28.54

Total intrinsic value of options exercised for the years ended December 31, 2005 was $21.0 million.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of December 31, 2007 and December 31, 2006 and changes during the year ended December 31, 2007 were as follows:

	Shares (Thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	1,354	$32.55
Granted	1,043	33.13
Vested	(658)	32.20
Forfeited	(330)	32.21

Nonvested at December 31, 2007	1,409	$33.16

Compensation expense recognized related to restricted stock awards and restricted stock units was $21.6 million, $16.0 million and $20.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $28.7 million of unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2007, approximately 1.4 million restricted stock awards with a weighted-average grant date fair value of $33.16 are expected to vest over a weighted-average period of 1.3 years. During 2006, the Company issued 0.4 million restricted stock awards with a grant date fair value of $11.9 million. During 2005, the Company issued 1.0 million restricted stock awards with a grant date fair value of $35.2 million.

Performance Share Unit Awards

Nonvested performance share unit awards as of December 31, 2007 and December 31, 2006 and changes during the year ended December 31, 2006 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,305	$30.68
Granted	275	33.66
Vested	(1,305)	30.68
Forfeited	—

Nonvested at December 31, 2007	275	$33.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

During the year ended December 31, 2007, a total of 435,000 performance share unit awards vested upon the achievement of all previously established performance targets. As a result, the Company paid out 1,305,000 shares or 300% of the initial grant due to all performance targets being achieved. Additionally, the Company granted new performance share unit awards to certain senior officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. A total of 220,000 nonvested performance share unit awards were outstanding as of December 31, 2007 with a potential payout ranging from 55,000 shares to 275,000 shares should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. Compensation expense is currently being recognized based on a potential payout of 220,000 shares.

Compensation expense recognized related to performance share unit awards for the years ended December 31, 2007, 2006 and 2005 was $3.9 million, $13.8 million and $21.9 million, respectively. As of December 31, 2007, there was $5.6 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Board of Directors Awards

At December 31, 2007, 2006 and 2005, approximately 226,000, 193,000 and 129,000, respectively, restricted stock units issued to directors were outstanding. For the years ended 2007, 2006 and 2005, the compensation expense recorded for these restricted stock units was $2.6 million, $2.6 million and $2.1 million, respectively.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future.

As of December 31, 2007, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to approximately 6.3 million shares. During the twelve months ended December 31, 2007, the Company purchased in the open market approximately 7.7 million shares of its common stock at a total cost of $309.5 million. On February 22, 2008, the Board increased the share repurchase program by approximately 3.7 million shares, bringing the total number of shares authorized for repurchase back to 10 million shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

During the third quarter of 2007, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The revised reporting structure includes two segments: “U.S. Print and Related Services” and “International.” All prior periods have been reclassified to conform to this current reporting structure. The Company’s segments and their product and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’ s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print-management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial print, direct mail, forms, labels, office products, premedia and logistics services.

The U.S. Print and Related Services segment accounted for approximately 74% of the Company’s consolidated net sales in 2007.

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

The International segment accounted for approximately 26% of the Company’s consolidated net sales in 2007.

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

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Company has disclosed income (loss) from continuing operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the Consolidated Financial Statements.

	Total Sales	Intersegment Sales	Net Sales	Income (loss) from continuing operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2007
U.S. Print and Related Services	$8,625.1	$(23.2)	$8,601.9	$823.8	$7,636.8	$405.1	$307.1
International	3,015.0	(29.8)	2,985.2	(315.0)	3,150.2	161.1	151.7

Total operating segments	11,640.1	(53.0)	11,587.1	508.8	10,787.0	566.2	458.8
Corporate(1)	—	—	—	(193.7)	1,299.7	32.1	23.2

Total continuing operations	$11,640.1	$(53.0)	$11,587.1	$315.1	$12,086.7	$598.3	$482.0

Year ended December 31, 2006 (Reclassified)
U.S. Print and Related Services	$7,162.7	$(21.1)	$7,141.6	$925.0	$5,723.1	$306.4	$264.0
International	2,182.5	(7.5)	2,175.0	42.9	2,903.8	127.6	88.4

Total operating segments	9,345.2	(28.6)	9,316.6	967.9	8,626.9	434.0	352.4
Corporate(1)	—	—	—	(217.2)	1,008.9	29.3	21.9

Total continuing operations	$9,345.2	$(28.6)	$9,316.6	$750.7	$9,635.8	$463.3	$374.3

Year ended December 31, 2005 (Reclassified)
U.S. Print and Related Services	$6,897.5	$(14.7)	$6,882.8	$562.2	$5,677.5	$310.5	$378.0
International	1,554.3	(6.9)	1,547.4	91.7	2,539.9	83.3	61.8

Total operating segments	8,451.8	(21.6)	8,430.2	653.9	8,217.4	393.8	439.8
Corporate(1)	—	—	—	(203.5)	1,156.3	31.2	31.2

Total continuing operations	$8,451.8	$(21.6)	$8,430.2	$450.4	$9,373.7	$425.0	$471.0

(1)	Corporate assets consist primarily of the following items at December 31, 2007: cash and cash equivalents of $99.3 million and, benefit plan assets of $833.2 million, investments in affordable housing of $29.5 million and fixed assets of $77.6 million; December 31, 2006: cash and cash equivalents of $75.1 million and, benefit plan assets of $638.6 million, investments in affordable housing of $35.1 million and fixed assets of $82.6 million; and December 31, 2005: cash and cash equivalents of $240.0 million, benefit plan assets of $514.1 million, investments in affordable housing of $53.0 million and fixed assets of $85.9 million.

Restructuring and impairment charges by segment for 2007, 2006 and 2005 are described in Note 4.

Note 20. Geographic Area and Product Information

	U.S.	Europe	Asia	Other	Combined
2007
Net sales	$8,883.2	$1,563.4	$457.5	$683.0	$11,587.1
Long-lived assets(1)	3,271.2	356.2	156.2	193.7	3,977.3
2006
Net sales	$7,211.8	$1,155.0	$349.0	$600.8	$9,316.6
Long-lived assets(1)	2,519.4	282.6	114.8	195.4	3,112.2

(1)	Includes net property, plant and equipment, prepaid pension cost and other noncurrent assets.
(2)	The above table includes adjustments to the segment data for subsidiaries of the International segment which generate sales or hold assets in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Products and services	2007 Net Sales	2006 Net Sales	2005 Net Sales
Magazines, catalogs and retail inserts	$3,115.7	$2,487.1	$2,331.2
Books and directories	2,371.4	1,905.3	1,722.1
Variable printing	1,570.8	1,363.3	1,305.3
Forms and labels	1,261.1	1,172.5	1,121.2
Commercial printing	823.1	750.4	679.2
Financial print	685.0	602.3	525.4
Global Turnkey Solutions	468.5	—	—
Print management	274.4	285.7	136.6

Total products	$10,570.0	$8,566.6	$7,821.0

Logistics services	$569.9	$459.0	$424.6
Premedia and related services	166.4	130.6	125.3
Business process outsourcing	280.8	160.4	59.3

Total services	$1,017.1	$750.0	$609.2

Note 21. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for the Company in fiscal year 2008 for financial assets and 2009 for non-financial assets. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, upon recognition or at specified other election dates, to measure eligible financial assets and liabilities at fair value (the “fair value option”). This election is made on an instrument-by-instrument basis and unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings for each subsequent reporting period. This accounting standard is effective for the Company’s 2008 fiscal year. The Company does not expect the effect of adopting SFAS 159 to be material to the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, which is effective for the Company in fiscal year 2009. SFAS 141R retains the fundamental requirements in Statement of Financial Accounting Standards No. 141, “Business Combinations” which requires that the acquisition method of accounting (formerly known as the purchase method) is used for all business combinations and changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS 141(R) retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. This standard is required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions in periods after that date. The Company continues to evaluate the impact of SFAS 141(R), and expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which amends the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies the definition and classification of a noncontrolling interest, revises the presentation of noncontrolling interests in the consolidated income statement, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and requires that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 will be effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Note 22. Subsequent Events

On February 27, 2008, the Company signed a definitive agreement to acquire Pro Line, a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas for a purchase price of approximately $122 million. The all cash deal is subject to customary closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, which clarifies the accounting for and disclosure of uncertain tax positions. As discussed in Notes 1 and 11 to the consolidated financial statements, on January 1, 2007, the Company early adopted the fiscal year-end measurement date provision and on December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for pension and postretirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2008

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2007
Net sales(1)	$2,792.6	$2,796.3	$2,910.0	$3,088.2	$11,587.1
Gross profit(1)(4)	736.6	756.5	787.6	774.0	3,054.7
Net earnings (loss) from continuing operations(1)	138.9	(69.4)	175.0	(292.9)	(48.4)
Net earnings (loss) per diluted share from continuing operations(1)(3)	0.63	(0.32)	0.80	(1.37)	(0.22)
Net earnings (loss)(1)	138.8	(69.4)	175.0	(293.3)	(48.9)
Net earnings (loss) per diluted share(1)(3)	0.63	(0.32)	0.80	(1.37)	(0.22)
Stock price high	38.71	44.34	45.25	40.98	45.25
Stock price low	34.58	36.52	32.59	35.01	32.59
Stock price closing price	36.59	43.51	36.56	37.74	37.74
2006
Net sales(1)	$2,266.9	$2,273.7	$2,308.7	$2,467.3	$9,316.6
Gross profit(1)(4)	605.4	625.7	651.9	634.7	2,517.7
Net earnings (loss) from continuing operations(1)	114.2	124.4	165.1	(1.1)	402.6
Net earnings (loss) per diluted share from continuing operations(1)(3)	0.52	0.57	0.75	(0.01)	1.84
Net earnings (loss)(1)	111.9	125.2	164.7	(1.2)	400.6
Net earnings (loss) per diluted share(1)(3)	0.51	0.57	0.75	(0.01)	1.83
Stock price high	34.82	34.15	34.85	36.00	36.00
Stock price low	31.05	29.43	28.50	32.71	28.50
Stock price closing price	32.72	31.95	32.96	35.54	35.54

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

	2007	2006	2005	2004	2003
Quarterly rate per common share (2)	$0.26	$0.26	$0.26	$0.26	$0.26
Yearly rate per common share	1.04	1.04	1.04	1.04	1.02

(1)	Reflects results of acquired businesses from the relevant acquisition dates.
(2)	Averages 2007, 2006, 2005 and 2004: $0.26 for all quarters and 2003: $0.25 first two quarters and $0.26 last two quarters.
(3)	Full-year amounts do not equal the sum of the quarters due to rounding and a net loss in the second and fourth quarters.
(4)	Excludes depreciation expense.

Includes the following significant items:

•

For 2007: Restructuring and impairment charges of 839.0 million (first quarter $11.4 million, second quarter $330.5 million, third quarter $19.9 million, fourth quarter $477.2 million); tax benefit of $9.3 million

•

For 2006: Restructuring and impairment charges of $206.1 million (first quarter $16.6 million, second quarter $14.6 million, third quarter $6.6 million, fourth quarter $168.3 million); tax benefit of $23.5 million)

Financial Summary

	2007	2006	2005	2004	2003
Net sales(1)	$11,587.1	$9,316.6	$8,430.2	$7,156.4	$4,182.6
Net earnings (loss) from continuing operations(1)	(48.4)	402.6	95.6	264.9	188.5
Net earnings (loss) per diluted share from continuing operations(1)	(0.22)	1.84	0.44	1.30	1.65
Income (loss) from discontinued operations	(0.5)	(2.0)	41.5	(80.0)	(12.0)
Net earnings (loss)(1)	(48.9)	400.6	137.1	178.3	176.5
Net earnings (loss) per diluted share(1)	(0.22)	1.83	0.63	0.88	1.54
Total assets	12,086.7	9,635.8	9,373.7	8,553.7	3,203.3
Long-term debt	3,601.9	2,358.6	2,365.4	1,581.2	750.4

(1)	Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•	For 2007: Pre-tax restructuring and impairment charges of $839.0 million and a tax benefit of $9.3 million;

•

For 2006: Pre-tax restructuring and impairment charges of $206.1 million, write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million and a tax benefit of $23.5 million;

•	For 2005: Pre-tax restructuring and impairment charges of $419.8 million and acquisition-related charges of $8.3 million;

•

For 2004: Pre-tax restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, write-down of investments in affordable housing of $14.4 million and a tax benefit of $37.6 million; and

•	For 2003: Pre-tax restructuring and impairment charges of $12.5 million, gain on sale of investments of $5.5 million and a tax benefit of $45.8 million.

INDEX TO EXHIBITS

2.1	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.2	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006.

2.3	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 13, 2007, filed on December 18, 2007)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

E-1

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Amended and Restated Non-Qualified Deferred Compensation Plan (filed herewith)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on March 3, 2004)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

E-2

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.23	Form of Restricted Stock Unit Award Agreement for certain executive officers (filed herewith)*

10.24	Form of Restricted Stock Unit Award Agreement for executive officers (filed herewith)*

10.25	Form of Restricted Stock Unit Award Agreement for directors (filed herewith)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.27	Amended and Restated Employment Agreement dated as of April 30, 2007 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007, filed on May 1, 2007)*

10.28	Amended and Restated Employment Agreement dated as of May 8, 2007 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.29	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.30	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.31	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

E-3