Form 10-K/A
period 2007-12-31
RR Donnelley & Sons Co
filed 2008-05-06
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends the registrant’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 27, 2008 (the “Form 10-K”), solely to remove the references to the use of an independent third party appraiser to assist the Company as part of its annual impairment analysis as disclosed in the Form 10-K in Management’s Discussion and Analysis and Note 4 to the Consolidated Financial Statements.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A. We are also filing an updated Consent of Independent Registered Public Accounting Firm as an exhibit to this Form 10-K/A. All other information included in the Form 10-K is also included in this Form 10-K/A and has not been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

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

The Company performs goodwill impairment tests on an annual basis as of October 31, or more frequently in certain circumstances. The Company compares the estimated fair value of each reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, the Company performs a fair value measurement calculation to determine the impairment loss, which is charged to operations. In 2007, the Company recorded a non-cash charge of $436.1 million to reflect impairment of goodwill in the business process outsourcing reporting unit. As part of its annual impairment analysis for this reporting unit, the Company determined the fair value of the unit, in part based on estimates of future net sales, operating margin and cash flows.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May 2008.

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

In the fourth quarter of 2007, the Company recorded a non-cash charge of $436.1 million to reflect impairment of goodwill in the business process outsourcing reporting unit within the International segment. As part of its annual impairment analysis for this reporting unit, the Company determined the fair value of the unit, in part based on estimates of future cash flows. The estimated future cash flows of this reporting unit reflect a reduction in the fair value of the business based on lower expectations for growth and profitability resulting primarily from increased price competition for significant new contracts. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of the reporting unit.

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

In the fourth quarter of 2006, the Company recorded a non-cash charge of $110.0 million to reflect impairment of goodwill in the business process outsourcing reporting unit within the International segment. As part of its annual impairment analysis for this reporting unit, the Company determined the fair value of the unit, in part based on estimates of future cash flows. The estimated future cash flows of this reporting unit reflected a reduction in the fair value of the business based on lower near-term profit expectations as a result of lower sales driven by loss of volume and lower prices on significant customers, primarily in the transactional print and mail revenue streams. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of the reporting unit.

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

In the fourth quarter of 2005, the Company recorded a non-cash charge of $311.6 million and $50.7 million to reflect impairment of goodwill and indefinite-lived trade names in the forms and labels reporting unit within the U.S. Print and Related Services segment and Canadian reporting unit within the International segment, respectively. As part of its annual impairment analysis for these reporting units, the Company determined the fair value of the unit, based on estimates of future cash flows. Sales of forms and labels confronted difficult market trends due to continued electronic substitution of forms and a declining pricing environment, and 2005 results for these reporting units were below expectations. The estimated future cash flows used in the impairment analysis reflected forward revenue and margin expectations for the forms and labels revenue stream, consistent with then current trends. Because the fair value of these reporting units was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the value of the significant tangible and intangible long-lived assets of the reporting unit.

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