Form 10-K/A
period 2007-12-31
RR Donnelley & Sons Co
filed 2008-05-06
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 2”) constitutes Amendment No. 2 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2008, and amends the registrant’s Amendment No. 1 on Form 10-K/A, filed with the SEC on May 6, 2008 (“Amendment No. 1”).

Amendment No. 2 is being filed solely for the purpose of correcting an inadvertent typographical error that resulted in the omission of the appropriate conformed signature of Deloitte & Touche LLP on the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2. All other information included in Amendment No. 1 has not been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May 2008.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ MILES W. MCHUGH
Miles W. McHugh
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)