Form 10-Q
period 2008-03-31
RR Donnelley & Sons Co
filed 2008-05-06
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated Filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 212.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$397.7	$379.0
Restricted cash equivalents	7.3	63.9
Receivables, less allowance for doubtful accounts of $68.4 (2007—$63.6)	2,255.3	2,181.2
Inventories (Note 3)	733.9	709.5
Prepaid expenses and other current assets	83.8	85.5
Deferred income taxes	111.4	102.2

Total current assets	3,589.4	3,521.3

Property, plant and equipment—net (Note 4)	2,788.3	2,726.0
Goodwill (Note 5)	3,294.0	3,264.9
Other intangible assets—net (Note 5)	1,315.9	1,323.2
Prepaid pension cost	839.7	833.2
Other noncurrent assets	419.9	418.1

Total assets	$12,247.2	$12,086.7

LIABILITIES
Accounts payable	$950.6	$954.9
Accrued liabilities	979.0	1,085.3
Short-term and current portion of long-term debt (Note 13)	893.1	725.0

Total current liabilities	2,822.7	2,765.2

Long-term debt (Note 13)	3,597.8	3,601.9
Postretirement benefits	252.6	247.9
Deferred income taxes	898.4	872.3
Other noncurrent liabilities	624.7	689.1
Liabilities of discontinued operations	1.7	3.0

Total liabilities	8,197.9	8,179.4

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2008 and 2007	303.7	303.7
Additional paid-in capital	2,864.7	2,858.4
Retained earnings	1,439.3	1,312.9
Accumulated other comprehensive income	413.1	341.3
Treasury stock, at cost, 29.1 shares in 2008 (2007—27.1 shares)	(971.5)	(909.0)

Total shareholders’ equity	4,049.3	3,907.3

Total liabilities and shareholders’ equity	$12,247.2	$12,086.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net sales	$2,997.1	$2,792.6

Cost of sales (exclusive of depreciation and amortization shown below)	2,218.2	2,056.0
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	344.7	324.5
Restructuring and impairment charges (Note 6)	6.9	11.4
Depreciation and amortization	157.6	142.2

Total operating expenses	2,727.4	2,534.1

Income from continuing operations	269.7	258.5
Interest expense—net	57.0	53.4
Investment and other income—net	4.6	2.2

Earnings from continuing operations before income taxes and minority interest	217.3	207.3
Income tax expense	35.4	67.9
Minority interest	(0.1)	0.5

Net earnings from continuing operations	182.0	138.9
Income (loss) from discontinued operations, net of tax	0.5	(0.1)

Net earnings	$182.5	$138.8

Earnings per share (Note 9):
Basic:
Net earnings from continuing operations	$0.85	$0.64
Income (loss) from discontinued operations, net of tax	—	—

Net earnings	$0.85	$0.64

Diluted:
Net earnings from continuing operations	$0.85	$0.63
Income (loss) from discontinued operations, net of tax	—	—

Net earnings	$0.85	$0.63

Dividends declared per common share	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	214.5	218.5
Diluted	215.0	220.5

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(In millions)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net earnings	$182.5	$138.8
Adjustments to reconcile net earnings to cash provided by operating activities:
(Income) loss from discontinued operations	(0.5)	0.1
Impairment charges	1.7	0.1
Depreciation and amortization	157.6	142.2
Provision for doubtful accounts receivable	11.9	3.2
Share-based compensation	7.5	8.9
Deferred taxes	(0.3)	(4.8)
(Gain) loss on sale of property, plant and equipment	(7.8)	0.3
Other	7.1	3.7
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(51.6)	(20.0)
Inventories	(13.8)	(12.3)
Prepaid expenses and other current assets	2.5	(14.0)
Accounts payable	(39.1)	—
Accrued liabilities and other	(131.9)	(24.5)

Net cash provided by operating activities of continuing operations	125.8	221.7
Net cash used in operating activities of discontinued operations	(0.8)	(0.3)

Net cash provided by operating activities	125.0	221.4

INVESTING ACTIVITIES
Capital expenditures	(71.9)	(109.4)
Acquisition of businesses, net of cash acquired	(121.3)	(1,546.4)
Proceeds from return of capital and sale of investments and other assets	14.5	0.9
Transfers from restricted cash	8.7	—

Net cash used in investing activities	(170.0)	(1,654.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,244.2
Net change in short-term debt	217.5	324.7
Payments of current maturities and long-term debt	(54.4)	(4.1)
Debt issuance costs	—	(13.0)
Issuance of common stock, net	1.1	24.1
Acquisition of common stock	(59.2)	—
Dividends paid	(55.9)	(56.7)

Net cash provided by financing activities	49.1	1,519.2

Effect of exchange rate on cash flows and cash equivalents	14.6	2.5
Net increase in cash and cash equivalents	18.7	88.2
Cash and cash equivalents at beginning of period	379.0	211.4

Cash and cash equivalents at end of period	$397.7	$299.6
Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	24.0	—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the Company’s current segment structure.

2. ACQUISITIONS

2008 Acquisition

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. The purchase price for Pro Line was approximately $121.5 million, net of cash acquired of $1.7 million and including acquisition costs of $3.5 million. Pro Line’s operations are included in the U.S. Print and Related Services segment.

The operations of Pro Line are complementary to the Company’s existing retail insert product line. As a result, this acquisition is expected to improve the Company’s ability to serve customers, increase capacity utilization, and reduce management, procurement and manufacturing costs.

The Pro Line acquisition was recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. The allocation below is preliminary, as the final valuation of identifiable intangible assets, property, plant and equipment, deferred taxes and tax contingencies has not been completed. The preliminary purchase price allocation is as follows:

Accounts receivable	$10.5
Inventories	10.2
Other current assets	0.5
Property, plant and equipment and other long-term assets	92.8
Amortizable intangible assets	12.9
Goodwill	29.3
Accounts payable and accrued liabilities	(22.0)
Deferred taxes—net	(12.7)

Total purchase price—net of cash acquired	$121.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

2007 Acquisitions

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to technology and medical device companies. The purchase price for Banta was approximately $1,352.7 million, net of cash acquired of $72.9 million and including $13.9 million of acquisition costs and the assumption of $17.6 million of Banta’s debt. Banta’s operations are included in the U.S. Print and Related Services segment with the exception of its Global Turnkey Solutions operations, which are included in the International segment.

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

On December 27, 2007, the Company acquired Cardinal Brands, Inc. (“Cardinal Brands”), a designer, developer and manufacturer of document-related business, consumer and hobby products. The purchase price for Cardinal Brands was approximately $122.4 million, net of cash acquired of $2.5 million and including acquisition costs of $3.7 million. Cardinal Brands’ operations are included in the U.S. Print and Related Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the addition of these businesses is expected to improve the Company’s ability to serve customers, increase capacity utilization and reduce management, procurement and manufacturing costs. These acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. The allocation below is preliminary, as the final valuation of deferred taxes and tax contingencies has not been completed for the Von Hoffmann and Cardinal Brands acquisitions. The purchase price allocations for the other acquisitions completed during 2007 are final. The preliminary purchase price allocation is as follows:

Restricted cash equivalents	$102.5
Accounts receivable	424.3
Inventories	178.5
Other current assets	11.4
Property, plant and equipment and other long-term assets	586.3
Intangible assets	621.1
Goodwill	796.3
Accounts payable and accrued liabilities	(329.1)
Postretirement and pension benefits and other long-term liabilities	(51.9)
Deferred taxes—net	(270.3)

Total purchase price—net of cash acquired	2,069.1
Debt assumed and not repaid	17.6

Net cash paid	$2,051.5

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2008 and 2007 presents the combined results of operations of the Company, Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line as if the acquisition of each had occurred at January 1, 2007. The pro forma information for the three months ended March 31, 2008 reflects the results of operations of Pro Line as if the acquisition of Pro Line had occurred at January 1, 2008.

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

	Three Months Ended March 31,
	2008	2007
Net sales	$3,020.7	$2,991.1
Net earnings	178.0	132.8
Earnings per share:
Basic	$0.83	$0.61
Diluted	$0.83	$0.60

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The unaudited pro forma results for the three months ended March 31, 2008 and 2007 include $32.6 million and $31.8 million, respectively, for the amortization of purchased intangibles. The pro forma financial information for the three months ended March 31, 2008 and 2007 also includes net restructuring and impairment charges of $6.9 million and $11.4 million, respectively (see Note 6).

3. INVENTORIES

	March 31, 2008	December 31, 2007
Raw materials and manufacturing supplies	$316.7	$300.7
Work-in-process	204.2	204.0
Finished goods	284.0	272.4
LIFO reserve	(71.0)	(67.6)

	$733.9	$709.5

4. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2008	December 31, 2007
Land	$96.4	$97.2
Buildings	1,181.6	1,164.9
Machinery and equipment	5,989.3	5,826.3

	7,267.3	7,088.4
Less: Accumulated depreciation	(4,479.0)	(4,362.4)

Total	$2,788.3	$2,726.0

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $7.5 million at March 31, 2008 and $11.0 million at December 31, 2007. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets and have been assessed for impairment based on their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill	December 31, 2007	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	March 31, 2008
U.S. Print and Related Services	$2,544.5	$—	$29.3	$(2.3)	$2,571.5
International	720.4	—	—	2.1	722.5

	$3,264.9	$—	$29.3	$(0.2)	$3,294.0

Other Intangible Assets	Gross Carrying Amount at January 1, 2008	Additions During the Year	Accumulated Amortization and Foreign Exchange	March 31, 2008	Weighted- Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$(21.7)	$0.2	0.6 years
Patents	98.3	—	(49.9)	48.4	4.0 years
Customer relationship intangibles	1,449.5	13.0	(228.3)	1,234.2	10.5 years
Trade names	19.3	—	(4.3)	15.0	31.8 years
Indefinite-lived trade names	16.4	1.7	—	18.1	Indefinite

	$1,605.4	$14.7	$(304.2)	$1,315.9

Amortization expense for other intangible assets was $32.1 million and $26.2 million for the three months ended March 31, 2008 and 2007, respectively. Estimated future annual amortization expense will be approximately $130.0 million for 2009 through 2011, $118.0 million for 2012, and $116.0 million for 2013.

6. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2008 and 2007, the Company recorded the following net restructuring and impairment charges:

	March 31, 2008				March 31, 2007
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$2.6	$1.0	$1.7	$5.3	$4.8	$—	$—	$4.8
International	2.5	0.3	—	2.8	1.1	1.3	0.1	2.5
Corporate	(0.5)	(0.7)	—	(1.2)	3.4	0.7	—	4.1

	$4.6	$0.6	$1.7	$6.9	$9.3	$2.0	$0.1	$11.4

For the three months ended March 31, 2008, the Company recorded net restructuring charges of $4.6 million for employee termination costs for 230 employees, 176 of whom were terminated as of March 31, 2008, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These activities included the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. Additionally, the Company recorded $1.7 million of impairment charges of other long-lived assets and $0.6 million of other restructuring costs, including lease termination and other facility closure costs.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the three months ended March 31, 2007, the Company recorded net restructuring charges of $9.3 million for employee termination costs for 198 employees, all of whom were terminated as of March 31, 2008, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $2.0 million for the three months ended March 31, 2007 and impairment charges of $0.1 million.

Restructuring Costs Capitalized as a Cost of Acquisition

During the first quarter of 2008, the Company recorded $3.7 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Pro Line and Cardinal Brands.

Restructuring Reserve

In addition to the 2008 restructuring actions, the Company initiated various restructuring actions in 2007 and prior years, which included the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of March 31, 2008 is as follows:

		Restructuring Cost, Net
	December 31, 2007	Charged to Results of Operations	Capitalized as a Cost of Acquisitions	Cash Paid	March 31, 2008
Employee terminations	$32.8	$4.6	$3.0	$11.8	$28.6
Other	13.9	0.6	0.7	2.3	12.9

	$46.7	$5.2	$3.7	$14.1	$41.5

The Company anticipates that payments associated with employee terminations will be substantially completed by March of 2009.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

7. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Pension expense
Service cost	$21.5	$23.6
Interest cost	42.1	37.8
Expected return on assets	(66.6)	(60.4)
Amortization, net	(1.2)	(0.9)
Settlement	(0.1)	0.6

Net pension expense (benefit)	$(4.3)	$0.7

Postretirement benefits expense
Service cost	$3.1	$3.0
Interest cost	7.6	7.2
Expected return on assets	(4.1)	(3.8)
Amortization, net	(3.6)	(2.3)

Net postretirement benefits expense	$3.0	$4.1

8. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $7.5 million and $8.9 million for the three months ended March 31, 2008 and 2007, respectively.

Stock Options

The Company granted 754,000 and 467,000 stock options during the three months ended March 31, 2008 and 2007, respectively. The fair value of each stock option award is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of these stock options was determined using the following assumptions:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expected volatility	22.78%	20.34%
Risk-free interest rate	2.96%	4.52%
Expected life (years)	6.25	7.00
Expected dividend yield	3.31%	2.85%

The weighted average grant date fair value of these options was $5.63 and $7.84 per stock option for the grants in the first quarter of 2008 and 2007, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2007	3,489	$29.64	4.4	$30.4
Granted	754	32.07	10.0
Exercised	(44)	29.82
Cancelled/forfeited/expired	(392)	41.41

Outstanding at March 31, 2008	3,807	$29.02	5.7	$13.7
Exercisable at March 31, 2008	1,383	$20.42	3.7	$13.7

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options. Total intrinsic value of options exercised for the three months ended March 31, 2008 was $0.5 million.

Compensation expense recognized related to stock options for the three months ended March 31, 2008 and 2007 was $0.4 million and $0.8 million, respectively. As of March 31, 2008, $7.6 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock and Restricted Stock Units

Nonvested restricted stock and restricted stock unit awards as of March 31, 2008 and December 31, 2007 and changes during the three months ended March 31, 2008 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	1,409	$33.16
Granted	1,032	28.25
Vested	(517)	32.96
Forfeited	(43)	33.82

Nonvested at March 31, 2008	1,881	$30.52

Compensation expense recognized related to restricted stock awards and restricted stock units for the three months ended March 31, 2008 and 2007 was $6.5 million and $6.2 million, respectively. As of March 31, 2008, there was $46.5 million of unrecognized share-based compensation expense related to nonvested restricted stock and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Performance Share Unit Awards

No performance share unit awards were granted during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company granted performance share unit awards to certain senior officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach 250% of the initial award. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon termination by the Company without cause, or by the senior officer for good reason or by reason of retirement, these awards will vest and be payable, if at all, on the same terms and conditions that would have applied had employment not been terminated (a pro rata portion only will vest in the case of retirement).

Compensation expense recognized related to performance share unit awards for the three months ended March 31, 2008 and 2007 was $0.6 million and $1.9 million, respectively. As of March 31, 2008, there was $4.9 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. As of March 31, 2008, the Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to approximately 8.0 million shares. During the three months ended March 31, 2008, the Company purchased in the open market approximately 2.0 million shares of its common stock at a total cost of $59.2 million.

9. EARNINGS PER SHARE

	Three Months Ended March 31,
	2008	2007
Net earnings	$182.5	$138.8
Basic:
Weighted average number of common shares outstanding	214.5	218.5

Net earnings per share—basic	$0.85	$0.64
Diluted:
Dilutive options and awards (a)	0.5	2.0
Diluted weighted average number of common shares outstanding	215.0	220.5

Net earnings per share—diluted	$0.85	$0.63

Cash dividends paid per common share	$0.26	$0.26

(a)	For the three months ended March 31, 2008 and 2007, 2.0 million and 1.1 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

10. COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2008	2007
Net earnings, as reported	$182.5	$138.8
Translation adjustments	55.4	9.2
Unrealized loss on investments, net of tax	(0.3)	(0.1)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(1.0)	(2.7)
Change in fair value of derivatives, net of tax	17.7	8.5

Comprehensive income	$254.3	$153.7

For the three months ended March 31, 2008, the changes in other comprehensive income were net of tax provision of $2.6 million related to unrealized foreign currency gains, tax provision of $11.8 million related to changes in the fair value of derivatives and tax benefits of $2.2 million for the adjustment for net periodic pension and postretirement benefit cost. For the three months ended March 31, 2007, the changes in other comprehensive income were net of tax provision of $0.9 million related to unrealized foreign currency gains, tax provision of $6.4 million related to changes in the fair value of derivatives and tax benefits of $1.5 million for the adjustment for net periodic pension and postretirement benefit cost.

11.	SEGMENT INFORMATION

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

The Company has disclosed income (loss) from continuing operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the condensed consolidated financial statements. All amounts as of and for the three months ended March 31, 2007 have been reclassified to conform to the Company’s current segment structure.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2008
U.S. Print and Related Services	$2,245.3	$(4.6)	$2,240.7	$266.7	$7,778.6	$104.3	$47.7
International	768.9	(12.5)	756.4	49.0	3,257.2	42.9	21.2

Total operating segments	3,014.2	(17.1)	2,997.1	315.7	11,035.8	147.2	68.9
Corporate	—	—	—	(46.0)	1,211.4	10.4	3.0

Total continuing operations	$3,014.2	$(17.1)	$2,997.1	$269.7	$12,247.2	$157.6	$71.9

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2007 (Reclassified)
U.S. Print and Related Services	$2,106.8	$(5.0)	$2,101.8	$259.3	$7,306.1	$93.9	$71.8
International	694.6	(3.7)	690.8	53.5	3,463.2	39.6	33.4

Total operating segments	2,801.4	(8.8)	2,792.6	312.8	10,769.3	133.5	105.2
Corporate	—	—	—	(54.3)	1,226.6	8.7	4.2

Total continuing operations	$2,801.4	$(8.8)	$2,792.6	$258.5	$11,995.9	$142.2	$109.4

12. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. Expenses associated with environmental remediation obligations are provided for when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in twelve federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and two other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves, recorded in accrued liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

13. DEBT

The Company’s debt consists of the following:

	March 31, 2008	December 31, 2007
Commercial paper	516.8	308.1
Credit facility borrowings	350.0	400.0
3.75% senior notes due April 1, 2009	399.9	399.9
4.95% senior notes due May 15, 2010	499.4	499.4
5.625% senior notes due January 15, 2012	624.3	624.3
4.95% senior notes due April 1, 2014	598.6	598.5
5.50% senior notes due May 15, 2015	499.4	499.4
6.125% senior notes due January 15, 2017	620.7	620.5
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	32.8	27.8

Total debt	4,490.9	4,326.9
Less: current portion	(893.1)	(725.0)

Long-term debt	$3,597.8	$3,601.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

14. INCOME TAXES

The Company’s unrecognized tax benefits at December 31, 2007 and March 31, 2008 were as follows:

Balance, December 31, 2007	$212.2
Additions for tax positions of the current period	2.4
Additions for tax positions of prior periods	2.0
Reductions for tax positions of prior periods	(34.2)
Settlements during the period	(10.6)
Lapses of applicable statutes of limitations	—
Foreign currency impacts	—

Balance, March 31, 2008	$171.8

As of March 31, 2008 and December 31, 2007, the Company had $171.8 million and $212.2 million, respectively, of unrecognized tax benefits. Of these unrecognized tax benefits at March 31, 2008, $52.4 million, if recognized, would decrease the effective income tax rate and increase net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. The Company recognized $30.9 million, $2.7 million and $0.6 million of previously unrecognized federal, state and international tax benefits, respectively, due to the resolution of audits during the three months ended March 31, 2008. In addition, the Company settled $10.6 million of previously unrecognized federal tax benefits during the three months ended March 31, 2008, resulting in an increase in current taxes payable. As a result of these changes, the Company recorded $0.6 million as a reduction of goodwill and $38.0 million as a decrease in income tax expense for the three months ended March 31, 2008.

As of March 31, 2008, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $7.1 million due to resolution of audits or statute of limitations expirations related to state tax positions. The impact of these unrecognized tax benefits, if recognized, would increase net earnings or, in certain instances, decrease goodwill by $6.8 million and $0.3 million, respectively.

The Company has tax years from 2000 that remain open and subject to examination by the IRS, major state taxing authorities and major foreign tax jurisdictions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations as of March 31, 2008 and 2007 was $2.7 million and $3.6 million, respectively. Penalties in the amounts of $0.3 million and $0.2 million were recognized as of March 31, 2008 and 2007, respectively. Accrued interest of $65.1 million and $80.2 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively. Accrued penalties of $3.2 million and $4.0 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively.

15. PENDING ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which was adopted in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. This

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The adoption of SFAS 157 for financial assets did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The Company has outstanding cross currency swaps with an aggregate notional value of $1,130.8 million. These swaps have been determined to be Level 2 under the fair value hierarchy in accordance with SFAS 157 and are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. At March 31, 2008, the fair market value of these cross currency swaps of $36.2 million is included in other noncurrent liabilities. The adoption of SFAS 157 for non-financial assets is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), which is effective for the Company in fiscal year 2009. SFAS 141R retains the fundamental requirements in Statement of Financial Accounting Standards No. 141, “Business Combinations” which requires that the acquisition method of accounting (formerly known as the purchase method) is used for all business combinations and changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS 141(R) retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. This standard is required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions. The Company continues to evaluate the impact of SFAS 141(R), and expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements for derivative instruments and hedging activities. This statement requires that entities provide enhanced disclosures about how and why an entity uses derivative instruments, how those instruments are accounted for, and how derivative instruments affect the entity’s statements of financial position, operations or cash flows. SFAS 161 will be effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

BUSINESS ACQUISITIONS

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. Pro Line’s operations are included in the U.S. Print and Related Services segment.

On December 27, 2007, the Company acquired Cardinal Brands, Inc. (“Cardinal Brands”), a designer, developer and manufacturer of document-related business, consumer and hobby products. Cardinal Brands has manufacturing operations in the United States, Mexico and the United Kingdom. Cardinal Brands’ operations are included in the U.S. Print and Related Services segment.

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S.-based printer of books and other products that serves primarily the education, trade and business-to-business catalog sectors from Visant Corporation. Von Hoffmann’s operations are included in the U.S. Print and Related Services segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a printer of magazines and catalogs with long- and short-run capabilities for producing consumer and business-to-business catalogs as well as consumer, trade and association magazines. Perry Judd’s operations are included in the U.S. Print and Related Services segment.

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to technology and medical device companies. Banta’s operations are included in the U.S. Print and Related Services segment with the exception of its Global Turnkey Solutions operations, which are included in the International segment.

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

EXECUTIVE SUMMARY

Financial Performance: Three Months Ended March 31, 2008

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the three months ended March 31, 2008, from the three months ended March 31, 2007, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings	Net Earnings Per Diluted Share
For the three months ended March 31, 2007	$258.5	9.3%	$138.8	$0.63
2008 restructuring and impairment charges	(6.9)	(0.2%)	(4.5)	(0.02)
2007 restructuring and impairment charges	11.4	0.4%	7.0	0.03
Tax benefit from settlement of federal audits			38.0	0.18
Discontinued operations			0.6	—
Operations	6.7	(0.5%)	2.6	0.03

For the three months ended March 31, 2008	$269.7	9.0%	$182.5	$0.85

2008 restructuring and impairment charges: included $4.6 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $0.6 million of other restructuring costs; and $1.7 million for impairment of long-lived assets.

2007 restructuring and impairment charges: included $9.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.0 million of other restructuring costs, primarily lease termination costs; and $0.1 million for impairment of long-lived assets.

Tax benefit from settlement of federal audits: reflected a benefit of $38.0 million from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002.

Operations: reflected higher operating income in the U.S. Print and Related Services segment, primarily driven by the Von Hoffmann and Cardinal Brands acquisitions and improved sales of logistics services, offset by lower pricing in the International and U.S. Print and Related Services segments. See further details in the review of operating results by segment that follows.

Successes

The Company achieved net sales growth of 7.3% in the first quarter. Although substantially all of this growth was the result of acquisitions and foreign exchange impacts, organic volume growth in Asia, Latin America, Global Turnkey Solutions, business process outsourcing and logistics services helped to offset softening demand in the U.S. Print and Related Services segment and weakness in the Company’s European print operations. Pro forma for acquisitions (See Note 2 to the Condensed Consolidated Financial Statements), net sales increased 1.0% on a consolidated basis driven by the increased net sales in the International Segment.

The Company also continued to achieve productivity benefits resulting from restructuring actions, investments in equipment and technology, and procurement savings, partially offset by the impact of competitive price pressure and inflation-driven cost increases. In the first quarter, the Company realized the benefits of acquisition integration efforts completed in 2007, resulting in a lower overhead cost structure in the operating segments and Corporate. The Company expects to continue its focus on cost control and productivity improvement as it faces a more uncertain economic environment in the remainder of 2008.

Targeted acquisitions continue to be an important leg of the Company’s growth strategy, with the acquisition of Pro Line announced and completed during the first quarter. Combined with the Company’s existing retail insert capabilities the Pro Line facilities create a flexible, nationwide platform to serve customers’ national advertising programs. Management was focused during the quarter on quickly integrating both Pro Line and Cardinal Brands.

Challenges

The Company’s U.S. Print and Related Services segment felt the impact of the slowdown in the U.S. economy. On a pro forma basis, net sales for this segment declined in the quarter as demand slackened for nearly all products and services provided by this segment, generally resulting in lower volumes and pockets of increasing pricing pressure. The Company is focused on careful cost management in order to offset the impact of the continuing uncertain economic conditions.

In light of credit conditions in the U.S., the Company is also closely monitoring its accounts receivable and taking action as needed to reduce exposure to troubled accounts. During the first quarter, the Company’s bad debt expense increased $8.7 million, primarily reflecting the difficult conditions and increased bankruptcies. The Company currently does not expect that provisions for bad debt will continue at this pace, but further deterioration in economic conditions could result in additional charges.

Net sales in Europe also declined in the first quarter compared to the first quarter of 2007, primarily due to price pressure, volume declines, and changes in print formats and product mix for technology and telecommunications manuals. The Company expects that these factors will continue to negatively impact net sales throughout 2008.

While sales for the three months ended March 31, 2008 from the business process outsourcing operations increased over net sales for the first quarter of 2007, the increase was driven by one major customer and the increase is not expected to be indicative of results for the year ended December 31, 2008. The Company expects to face continued challenges in these operations, including increased pricing pressure and competition for high volume contracts. To address these challenging conditions, the Company has realigned its sales organization to more effectively reach prospective customers. In addition, cost reduction actions are being evaluated and implemented, some of which might result in significant future restructuring charges.

OUTLOOK

Competition and Strategy

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

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand, and internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to leverage the distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers.

The Company seeks to leverage its unified platform and strong customer relationships in order to provide a larger share of its customers’ print and related needs. The Company’s strategy includes making targeted acquisitions that offer customers greater capacity and flexibility and further secure the Company’s position as a leader in the industry. To attain its productivity goals, the Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail inserts and book volumes. Compared to 2007, the Company expects a similar impact from seasonal increases in sales volume in 2008.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of grades and formats and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. While prices for certain paper grades used by the Company increased during the first quarter of 2008, the overall paper price environment was mixed. Customers directly absorb the impact of increasing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that the paper supply is tightening, and there may be shortfalls in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies might also have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes its logistics services will continue to be able to pass a substantial portion of increases in fuel prices directly to its customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for certain of the Company’s operations. The Company cannot predict the impact that possible future energy price increases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, or by direct shipment to customer facilities. Through its logistics services, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to mail. On May 12, 2008, new postage rates will go into effect for all mail classes in the United States. The new rates will increase the cost of mailing by approximately 2.9%, which is the cap under the new Postal Accountability and Enhancement Act, (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the United States, the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services might be impacted by changes in the postal rates. The Company has invested in equipment and technology to meet this customer demand and has developed innovative products and services to minimize customers’ postal costs.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AS

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The following table shows the results of operations for the three months ended March 31, 2008 and 2007, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$2,997.1	$2,792.6	$204.5	7.3%
Cost of sales (exclusive of depreciation and amortization shown below)	2,218.2	2,056.0	162.2	7.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	344.7	324.5	20.2	6.2%
Restructuring and impairment charges	6.9	11.4	(4.5)	(39.5)%
Depreciation and amortization	157.6	142.2	15.4	10.8%

Total operating expenses	2,727.4	2,534.1	193.3	7.6%

Income from continuing operations	$269.7	$258.5	$11.2	4.3%

Consolidated

Net sales for the three months ended March 31, 2008 increased $204.5 million, or 7.3%, to $2,997.1 million versus the same period in the prior year. Of this increase, $186.1 million was due to the acquisitions of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line and $52.2 million resulted from changes in foreign exchange rates. Offsetting these increases were declines driven by pricing pressures across most products and services in the U.S. Print and Related Services segment. Volume declines in Europe related to sales in the telecommunications and technology sectors, impacted the International segment and offset growth in other regions.

Cost of sales (exclusive of depreciation and amortization) increased $162.2 million to $2,218.2 million for the three months ended March 31, 2008 versus the same period in the prior year primarily due to acquisitions and foreign exchange. Cost of sales as a percentage of consolidated net sales increased from 73.6% to 74.0%, reflecting the impact of price pressures on net sales.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $20.2 million to $344.7 million for the three months ended March 31, 2008 versus the same period in the prior year primarily due to the acquisitions and a higher provision for doubtful accounts receivable. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.6% to 11.5%, which reflected the continued efforts to reduce costs through improved productivity and restructuring actions.

For the three months ended March 31, 2008, the Company recorded a net restructuring and impairment provision of $6.9 million compared to $11.4 million in the same period of 2007. In 2008, these charges included $4.6 million for workforce reductions of 230 employees (of whom 176 were terminated as of March 31, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These activities included the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. This realignment and consolidation is expected to reduce costs, while providing the same levels of service to the Company’s financial markets customers. In addition, the Company recorded $1.7 million of impairment charges of other long-lived assets and $0.6 million of other restructuring costs, including lease termination and other facility closure costs. Restructuring charges for the three months ended March 31, 2007 included $9.3 million for workforce reductions of 198 employees (all of whom were terminated as of March 31, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, these charges included $2.0 million of other restructuring costs primarily related to lease terminations in exited facilities and $0.1 million for impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2008 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $15.4 million to $157.6 million for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to acquisitions. Depreciation and amortization included $32.1 million and $26.2 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended March 31, 2008 and 2007, respectively.

Income from continuing operations for the three months ended March 31, 2008 was $269.7 million, an increase of 4.3% compared to the three months ended March 31, 2007. The increase was driven by acquisitions, productivity efforts, lower incentive compensation and the benefits achieved from procurement savings and restructuring activities, partially offset by declines in volumes and pricing pressures

Net interest expense increased by $3.6 million for the three months ended March 31, 2008 versus the same period in 2007, primarily due to increased short-term borrowings to finance the acquisitions of Cardinal Brands, Von Hoffmann, and Pro Line.

Net investment and other income for the three months ended March 31, 2008 and 2007 was $4.6 million and $2.2 million, respectively. In the first quarter of 2008, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million. For the three months ended March 31, 2007, the Company recorded a gain of $1.1 million for the portion of the changes in fair value of derivative financial instruments that was ineffective as a net investment hedge.

The effective income tax rate for the three months ended March 31, 2008 was 16.3% compared to 32.8% in the same period of 2007. The decrease primarily reflected the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of certain U.S. federal tax audits for the years 2000 – 2002.

Net earnings from continuing operations for the three months ended March 31, 2008 was $182.0 million or $0.85 per diluted share compared to $138.9 million or $0.63 per diluted share for the three months ended March 31, 2007. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 5.5 million, primarily resulting from the Company’s repurchases of 9.7 million shares of its common stock since March 31, 2007.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net sales	$2,240.7	$2,101.8
Income from continuing operations	266.7	259.3
Operating Margin	11.9%	12.3%
Restructuring and impairment charges	5.3	4.8

	Net Sales for the Three Months Ended March, 31,
Reporting unit(1)	2008	2007	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$610.0	$591.2	$18.8	3.2%
Books and directories	471.3	418.3	53.0	12.7%
Variable print	343.3	340.7	2.6	0.8%
Forms, labels and stock products	291.8	246.7	45.1	18.3%
Commercial	178.6	189.7	(11.1)	(5.9)%
Financial print	155.0	156.5	(1.5)	(1.0)%
Logistics	146.6	118.0	28.6	24.2%
Digital Solutions	44.1	40.7	3.4	8.4%

Total U.S. Print and Related Services	$2,240.7	$2,101.8	$138.9	6.6%

(1)	The above table represents net sales by reporting unit. Based on capacity and utilization, at times other products may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Net sales for the U.S. Print and Related Services segment for the three months ended March 31, 2008 were $2,240.7 million, an increase of $138.9 million, or 6.6%, compared to the same period in 2007. Sales from the acquired facilities of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line increased sales by $173.0 million. The increases due to acquisitions were more than offset by volume declines for sales of commercial print products and downward price pressures across all products and services, with the exception of logistics services. Sales of catalogs, retail inserts, and magazines increased due to acquisitions and new catalog customers, which more than offset lower volume resulting from reduced advertising spending. Sales of books and directories increased due to acquisitions that more than offset the lower volume in educational books and directories. Sales of variable printing products grew due to higher volume of mailings of non-profit customer information. Sales of forms, labels and stock products increased driven by acquisitions and increased sales of labels from new customer contracts, partially offset by lower sales of forms, resulting from increased price pressure and lower demand for consumable forms products. Commercial printing sales decreased following a record first quarter in 2007, due to volume declines resulting from the economic slowdown. Sales of financial printing remained consistent with the prior year, supported by volume of domestic capital markets transactions in the first quarters of 2007 and 2008. Sales of logistics services increased primarily due to higher fuel surcharges. Sales of digital solutions grew due to acquisitions and increased volume for new customers.

U.S. Print and Related Services segment income from continuing operations increased $7.4 million due to the acquisitions and improved productivity, partially offset by the volume declines and competitive price pressures discussed above. Operating margins in the U.S. Print and Related Services segment decreased as a percent of sales from 12.3% to 11.9% for the three months ended March 31, 2008. The margin declines resulted from the impact of pricing pressures, volume declines, and changes in product mix, partially offset by cost savings as discussed above. In addition, acquisitions resulted in $4.8 million of incremental amortization expense on intangible assets, which reduced operating margins by 21 basis points.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net sales	$756.4	$690.8
Income from continuing operations	49.0	53.5
Operating Margin	6.5%	7.7%
Restructuring and impairment charges	2.8	2.5

	Net Sales for the Three Months Ended March, 31,
Reporting unit	2008	2007	$ Change	% Change
	(in millions)
Business process outsourcing	$207.5	$191.0	$16.5	8.6%
Global Turnkey Solutions	131.9	112.4	19.5	17.3%
Europe	130.4	141.8	(11.4)	(8.0)%
Latin America	112.7	96.4	16.3	16.9%
Asia	107.4	90.0	17.4	19.3%
Canada	66.5	59.2	7.3	12.3%

Total International	$756.4	$690.8	$65.6	9.5%

Net sales for the International segment for the three months ended March 31, 2008 were $756.4 million, an increase of $65.6 million, or 9.5%, compared to the same period in 2007. Of this increase, approximately $52.2 million, or 80%, was due to the impact of changes in foreign exchange rates and $13.1 million or 20% was due to acquisitions. Partially offsetting these increases was the impact of unfavorable pricing pressures. Volume increases in most units were partially offset by declines in the technology and telecommunications sector in Europe. Business process outsourcing net sales increased over 2007, primarily due to favorable foreign exchange and volume growth driven by a large new customer started in the second quarter of 2007. Global Turnkey Solutions net sales increased due to the impacts of foreign exchange and volume growth from existing customers. Net sales in Europe decreased due to volume declines, unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector, partially offset by the impact of foreign currency. In Latin America, the net sales increase was the result of changes in foreign exchange rates, combined with an increase in book sales and commercial printing sales. Sales in Asia increased due to foreign exchange rates and increased volume in the technology sector, partially offset by declines due to increased competition resulting in price pressure in the export book market and technology and telecommunications sectors. Substantially all of the increased net sales in Canada were due to the impact of foreign exchange rates.

Income from continuing operations decreased $4.5 million primarily due to the ongoing impact of competitive price pressures, volume declines and unfavorable product mix. Operating margins as a percentage of sales decreased from 7.7% to 6.5% for the three months ended March 31, 2008 due to the impact of inflationary increases in wages, benefits, energy and other costs.

Corporate

Corporate operating expenses in the first quarter of 2008 were $46.0 million, a decline of $8.3 million. Corporate restructuring charges declined $5.3 million for the three months ended March 31, 2008 as compared to March 31, 2007. In addition, cost reductions from productivity efforts and restructuring actions and decreases in employee benefit costs drove the decline, partially offset by a higher provision for doubtful accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $397.7 million at March 31, 2008, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $125.8 million for the three months ended March 31, 2008, compared to net cash provided by operating activities of continuing operations of $221.7 million for the same period last year. The decrease reflected higher interest payments from the issuance of approximately $1.25 billion of debt in January 2007 to fund a portion of the acquisitions of Banta and Perry Judd’s and a larger decrease in accounts payable due to the timing of vendor payments.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the three months ended March 31, 2008 was $170.0 million versus net cash used in investing activities of continuing operations of $1,654.9 million for the three months ended March 31, 2007. Net cash used for acquisition of businesses in the three months ended March 31, 2008 included $121.3 million for the acquisition of Pro Line and in the three months ended March 31, 2007 included $1,546.4 million for the acquisition of Banta and Perry Judd’s. The Company received proceeds from the sale of investments and other assets of $14.5 million in the first quarter of 2008. Capital expenditures were $71.9 million, a decrease of $37.5 million compared to the first quarter of 2007, reflecting lower spending on capacity growth due to the impact of acquisitions completed in 2007. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2008 will be approximately $400 million.

Cash Flows From Financing Activities

Net cash provided by financing activities of continuing operations for the three months ended March 31, 2008 was $49.1 million compared to net cash provided by financing activities of $1,519.2 million in the same period of 2007. The net change in short-term debt was a cash inflow of $217.5 million in the three months ended March 31, 2008 due to the issuance of commercial paper related to the Pro Line acquisition. Additionally, in the first quarter of 2008, $50.2 million was used to paydown the revolving credit facility. The net change in short-term debt for the three months ended March 31, 2007 was a cash inflow of $324.7 million due to the issuance of commercial paper related to the Banta and Perry Judd’s acquisitions. In the three months ended March 31, 2007, the Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. Additionally, $59.2 million was utilized during the three months ended March 31, 2008 to acquire 2.0 million shares under the Company’s share repurchase program.

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for the three months ended March 31, 2008 was $0.8 million, compared to net cash used by discontinued operations in the prior year of $0.3 million, consisting of lease and maintenance payments related to facilities vacated by the Company’s package logistics business.

Dividends

On January 10, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable to shareholders of record on January 25, 2008 and the total amount of $55.9 million was paid on March 3, 2008. On April 2, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 2, 2008 to shareholders of record on April 17, 2008.

CAPITAL RESOURCES

The Company has a $2.0 billion unsecured and committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. In the event that the entire Facility were utilized, the Company would not be in violation of those financial covenants. The Company pays an annual commitment fee of 0.08% and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 8, 2012. As of March 31, 2008, there were $350.0 million of borrowings outstanding under the Facility. The Company also has $230.9 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2008, the Company had $37.7 million in outstanding letters of credit, of which $26.9 million reduced availability under the Company’s credit facilities. Additionally, as of March 31, 2008, there were $516.8 million of borrowings under the Company’s $2.0 billion commercial paper program. At March 31, 2008, approximately $1.3 billion was available under the Company’s credit facilities.

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. Pro Line’s operations are included in the U.S. Print and Related Services segment. The purchase price for Pro Line was approximately $121.5 million, net of cash acquired of $1.7 million and including acquisition costs of $3.5 million. The Company funded this acquisition with cash on hand and commercial paper borrowings.

During the three months ended March 31, 2008, the Company repurchased approximately 2.0 million shares of common stock for $59.2 million in cash. Between April 1, 2008 and May 1, 2008, the Company repurchased approximately an additional 0.7 million shares for $19.5 million. All of these repurchases were funded with cash on hand and commercial paper borrowings.

The Company was in compliance with its debt covenants as of March 31, 2008.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. At March 31, 2008, the Company’s exposure to rate fluctuations on variable-interest borrowings is limited to $893.1 million of short-term debt, primarily commercial paper and short-term LIBOR based borrowings under the Facility.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and the Company may enter into foreign currency forward contracts to hedge that currency risk. As of March 31, 2008, the aggregate notional amount of outstanding forward contracts was approximately $207.6 million. Unrealized gains and losses from these foreign currency contracts were not significant at March 31, 2008. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $1,130.8 million: British pound sterling (“GBP”) 370.0 million; which exchange GBP for U.S. dollars, Eurodollar (“EUR”) 182.7 million; which exchange EUR for U.S. dollars and GBP 125.0 million; which exchange GBP for EUR. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. These swaps expire in 2010 ($637.0 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $455.0 million of the swaps as a hedge of a net investment of GBP and EUR denominated foreign operations. At March 31, 2008, the fair market value of these cross currency swaps of $36.2 million is included in other noncurrent liabilities.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•

successful execution and closing of planned acquisitions and the performance of the Company’s businesses following the acquisitions of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands, and Pro Line: successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal control over financial reporting.

Except as noted below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the three months ended March 31, 2008, the Company implemented a new consolidation and financial reporting software package to enhance the Company’s worldwide consolidation function. This software implementation is part of an ongoing effort to improve the effectiveness of the financial reporting process. In connection with this implementation, the Company has modified the design, operation and documentation of its internal control processes impacted by the new software.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2008—January 31, 2008	149,532	35.41	—	6,292,900
February 1, 2008—February 29, 2008	5,635	32.08	—	10,000,000
March 1, 2008—March 31, 2008	2,010,130	29.57	2,001,700	7,998,300
Total	2,165,297	29.97	2,001,700	7,998,300

(1)	As of December 31, 2007, the Company was authorized under the terms of its share repurchase program to repurchase approximately 6.3 million shares. Such purchases may be made from time to time and discontinued at any time. On February 22, 2008, the Company’s Board of Directors increased the share repurchase program by approximately 3.7 million shares, taking the total number of shares authorized for repurchase to 10 million shares.
(2)	Includes shares withheld for tax liabilities upon vesting of equity awards.

Item 6. Exhibits

2.1	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.2	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006)

2.3	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 13, 2007, filed on December 18, 2007)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 30, 2001)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan, as amended (filed herewith)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.23	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Restricted Stock Unit Award Agreement for executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.25	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.27	Amended and Restated Employment Agreement dated as of April 30, 2007 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007, filed on May 1, 2007)*

10.28	Amended and Restated Employment Agreement dated as of May 8, 2007 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.29	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.30	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.31	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date: May 6, 2008