Form 10-Q
period 2008-06-30
RR Donnelley & Sons Co
filed 2008-08-06
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☒    Accelerated filer  ☐     Non-Accelerated Filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2008, 210.0 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$435.3	$379.0
Restricted cash equivalents	8.4	63.9
Receivables, less allowance for doubtful accounts of $68.5 (2007—$63.6)	2,165.4	2,181.2
Inventories (Note 3)	748.5	709.5
Prepaid expenses and other current assets	84.5	85.5
Deferred income taxes	119.8	102.2

Total current assets	3,561.9	3,521.3

Property, plant and equipment—net (Note 4)	2,758.5	2,726.0
Goodwill (Note 5)	3,287.1	3,264.9
Other intangible assets—net (Note 5)	1,283.6	1,323.2
Prepaid pension cost	846.6	833.2
Other noncurrent assets	433.2	418.1

Total assets	$12,170.9	$12,086.7

LIABILITIES
Accounts payable	$875.5	$954.9
Accrued liabilities	986.6	1,085.3
Short-term and current portion of long-term debt (Note 13)	1,211.1	725.0

Total current liabilities	3,073.2	2,765.2

Long-term debt (Note 13)	3,198.3	3,601.9
Postretirement benefits	254.2	247.9
Deferred income taxes	900.3	872.3
Other noncurrent liabilities	651.4	689.1
Liabilities of discontinued operations	0.5	3.0

Total liabilities	8,077.9	8,179.4

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2008 and 2007	303.7	303.7
Additional paid-in capital	2,874.1	2,858.4
Retained earnings	1,530.4	1,312.9
Accumulated other comprehensive income	423.1	341.3
Treasury stock, at cost, 31.3 shares in 2008 (2007—27.1 shares)	(1,038.3)	(909.0)

Total shareholders’ equity	4,093.0	3,907.3

Total liabilities and shareholders’ equity	$12,170.9	$12,086.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$2,923.6	$2,796.3	$5,920.7	$5,588.9

Cost of sales (exclusive of depreciation and amortization shown below)	2,143.5	2,039.8	4,361.7	4,095.8
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	323.3	331.7	668.0	656.2
Restructuring and impairment charges—net (Note 6)	16.2	330.5	23.1	341.9
Depreciation and amortization	164.2	148.7	321.8	290.9

Total operating expenses	2,647.2	2,850.7	5,374.6	5,384.8

Income (loss) from continuing operations	276.4	(54.4)	546.1	204.1
Interest expense—net	57.8	55.4	114.8	108.8
Investment and other income (expense)—net	3.4	(0.4)	8.0	1.8

Earnings (loss) from continuing operations before income taxes and minority interest	222.0	(110.2)	439.3	97.1
Income tax expense (benefit)	74.4	(41.7)	109.8	26.2
Minority interest	2.5	0.9	2.4	1.4

Net earnings (loss) from continuing operations	145.1	(69.4)	327.1	69.5
Income (loss) from discontinued operations, net of tax	1.2	—	1.7	(0.1)

Net earnings (loss)	$146.3	$(69.4)	$328.8	$69.4

Earnings per share (Note 9):
Basic:
Net earnings (loss) from continuing operations	$0.68	$(0.32)	$1.53	$0.32
Income from discontinued operations, net of tax	0.01	—	0.01	—

Net earnings (loss)	$0.69	$(0.32)	$1.54	$0.32

Diluted:
Net earnings (loss) from continuing operations	$0.68	$(0.32)	$1.53	$0.31
Income from discontinued operations, net of tax	0.01	—	0.01	—

Net earnings (loss)	$0.69	$(0.32)	$1.54	$0.31

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Weighted average number of common shares outstanding (Note 9):
Basic	212.3	220.9	213.4	219.7
Diluted	212.9	220.9	213.9	221.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(In millions)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net earnings	$328.8	$69.4
Adjustments to reconcile net earnings to cash provided by operating activities:
(Income) loss from discontinued operations	(1.7)	0.1
Impairment charges	2.1	316.8
Depreciation and amortization	321.8	290.9
Provision for doubtful accounts receivable	18.0	5.6
Share-based compensation	13.8	15.6
Reversal of tax reserves	(39.0)	—
Deferred taxes	(8.9)	(119.6)
(Gain) loss on sale of investments and other assets	(8.8)	0.1
Other	15.3	6.7
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	44.3	(21.2)
Inventories	(29.0)	10.1
Prepaid expenses and other current assets	6.9	(10.8)
Accounts payable	(120.0)	(58.9)
Accrued liabilities and other	(171.9)	(68.3)

Net cash provided by operating activities of continuing operations	371.7	436.5
Net cash used in operating activities of discontinued operations	(0.8)	(0.6)

Net cash provided by operating activities	370.9	435.9

INVESTING ACTIVITIES
Capital expenditures	(157.4)	(236.8)
Acquisition of businesses, net of cash acquired	(122.2)	(1,936.5)
Proceeds from return of capital and sale of investments and other assets	42.2	5.4
Transfers from restricted cash	40.4	4.4

Net cash used in investing activities	(197.0)	(2,163.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,244.2
Net change in short-term debt	184.7	623.7
Payments of current maturities and long-term debt	(4.7)	(4.8)
Payments of credit facility borrowings	(100.0)	—
Debt issuance costs	—	(13.0)
Issuance of common stock, net	1.7	92.7
Acquisition of common stock	(105.0)	(22.4)
Dividends paid	(111.2)	(114.3)

Net cash (used in) provided by financing activities	(134.5)	1,806.1

Effect of exchange rates on cash and cash equivalents	16.9	11.2
Net increase in cash and cash equivalents	56.3	89.7
Cash and cash equivalents at beginning of period	379.0	211.4

Cash and cash equivalents at end of period	$435.3	$301.1
Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	24.2	10.4

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Form 10-K/A filed with the SEC on May 6, 2008. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the Company’s current segment structure.

2. ACQUISITIONS

2008 Acquisition

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. The purchase price for Pro Line was approximately $122.2 million, net of cash acquired of $1.7 million and including acquisition costs of $4.2 million. Pro Line’s operations are included in the U.S. Print and Related Services segment.

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

Accounts receivable	$10.5
Inventories	8.4
Other current assets	0.4
Property, plant and equipment and other long-term assets	92.8
Amortizable intangible assets	12.9
Goodwill	28.5
Accounts payable and accrued liabilities	(23.5)
Deferred taxes—net	(7.8)

Total purchase price—net of cash acquired	$122.2

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

On December 27, 2007, the Company acquired Cardinal Brands, Inc. (“Cardinal Brands”), a designer, developer and manufacturer of document-related business, consumer and hobby products. The purchase price for Cardinal Brands was approximately $122.5 million, net of cash acquired of $2.5 million and including acquisition costs of $3.8 million. Cardinal Brands’ operations are included in the U.S. Print and Related Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the addition of these businesses is expected to improve the Company’s ability to serve customers, increase capacity utilization and reduce management, procurement and manufacturing costs. These acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. The allocation below is preliminary, as the final valuation of deferred taxes and tax contingencies has not been completed for the Cardinal Brands acquisition. The purchase price allocations for the other acquisitions completed during 2007 are final. The preliminary purchase price allocation is as follows:

Restricted cash equivalents	$102.5
Accounts receivable	424.3
Inventories	178.0
Other current assets	11.4
Property, plant and equipment and other long-term assets	586.5
Intangible assets	621.1
Goodwill	794.3
Accounts payable and accrued liabilities	(330.1)
Postretirement and pension benefits and other long-term liabilities	(51.9)
Deferred taxes—net	(266.9)

Total purchase price—net of cash acquired	2,069.2
Debt assumed and not repaid	17.6

Net cash paid	$2,051.6

At June 30, 2008 and December 31, 2007, restricted cash equivalents of $14.4 million and $69.9 million, respectively, of which $6.0 million was classified in other noncurrent assets, were held in a trust to cover payments, both current and long-term, due to certain current employees of RR Donnelley and retired and former employees of Banta Corporation. This trust was funded by Banta in October 2006 after Banta received an unsolicited proposal from a third party other than the Company to acquire Banta. This unsolicited proposal automatically triggered a requirement for Banta to fund the trust to cover such payments. The trust was originally adopted by the Board of Directors of Banta in 1991. In January 2008, the Company reached an agreement with the trust participants that resulted in release of restrictions on $31.7 million of excess funds in the trust, which were transferred to operating cash. In the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008, the Company has made an adjustment to include this transfer in transfers from restricted cash. This adjustment would have decreased net cash provided by operating activities of continuing operations and increased transfers from restricted cash included in investing activities for the three months ended March 31, 2008.

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2008 presents the combined results of operations of the Company and Pro Line as if the acquisition of Pro Line had occurred at January 1, 2008. The unaudited pro forma financial information for the three and six months ended June 30, 2007 presents the combined results of operations of the Company and Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line as if the acquisition of each had occurred at January 1, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$2,923.6	$2,913.4	$5,944.3	$5,904.7
Net earnings (loss)	146.3	(73.0)	324.3	59.5
Earnings per share:
Basic	0.69	(0.33)	1.52	0.27
Diluted	0.69	(0.33)	1.52	0.27

The unaudited pro forma results for the three months ended June 30, 2008 and 2007 include $32.9 million and $32.4 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma results for the six months ended June 30, 2008 and 2007 include $65.5 million and $64.2 million, respectively, for the amortization of purchased intangibles. Also included in the pro forma financial information for the three and six months ended June 30, 2008 are net restructuring and impairment charges of $16.2 million and $23.1 million, respectively, and for the three and six months ended June 30, 2007, $330.5 million and $341.9 million, respectively (see Note 6).

3. INVENTORIES

	June 30, 2008	December 31, 2007
Raw materials and manufacturing supplies	$318.3	$300.7
Work-in-process	202.9	204.0
Finished goods	304.2	272.4
LIFO reserve	(76.9)	(67.6)

	$748.5	$709.5

4. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2008	December 31, 2007
Land	$97.0	$97.2
Buildings	1,187.1	1,164.9
Machinery and equipment	6,070.5	5,826.3

	7,354.6	7,088.4
Less: Accumulated depreciation	(4,596.1)	(4,362.4)

Total	$2,758.5	$2,726.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.3 million at June 30, 2008 and $11.0 million at December 31, 2007. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets and have been assessed for impairment based on their estimated fair value, less estimated costs to sell.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill	December 31, 2007	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	June 30, 2008
U.S. Print and Related Services	$2,544.5	$—	$28.5	$(4.9)	$2,568.1
International	720.4	—	—	(1.4)	719.0

	$3,264.9	$—	$28.5	$(6.3)	$3,287.1

Other Intangible Assets	Gross Carrying Amount at January 1, 2008	Additions During the Year	Accumulated Amortization and Foreign Exchange	June 30, 2008	Weighted- Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$(21.8)	$0.1	0.4 years
Patents	98.3	—	(53.1)	45.2	3.7 years
Customer relationship intangibles	1,449.5	13.0	(257.2)	1,205.3	10.2 years
Trade names	19.3	—	(4.4)	14.9	31.5 years
Indefinite-lived trade names	16.4	1.7	—	18.1	Indefinite

	$1,605.4	$14.7	$(336.5)	$1,283.6

Amortization expense for other intangibles was $32.9 million and $29.6 million for the three months ended June 30, 2008 and 2007, respectively, and $65.0 million and $55.8 million for the six months ended June 30, 2008 and 2007, respectively. Estimated annual amortization expense will be approximately $131 million for 2008 through 2011, $119 million for 2012, and $117 million for 2013.

6. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2008 and 2007, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$2.5	$1.4	$—	$3.9	$5.1	$0.2	$258.0	$263.3
International	7.8	1.4	—	9.2	5.8	1.1	58.7	65.6
Corporate	—	2.7	0.4	3.1	0.8	0.8	—	1.6

	$10.3	$5.5	$0.4	$16.2	$11.7	$2.1	$316.7	$330.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the six months ended June 30, 2008 and 2007, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$5.1	$2.4	$1.7	$9.2	$9.8	$0.3	$258.0	$268.1
International	10.4	1.6	—	12.0	7.0	2.3	58.8	68.1
Corporate	(0.5)	2.0	0.4	1.9	4.2	1.5	—	5.7

	$15.0	$6.0	$2.1	$23.1	$21.0	$4.1	$316.8	$341.9

For the three and six months ended June 30, 2008, the Company recorded net restructuring charges of $10.3 million and $15.0 million, respectively, for employee termination costs for 578 employees, 540 of whom were terminated as of June 30, 2008, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of one Global Turnkey Solutions manufacturing facility within the International segment and the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. Additionally, the Company incurred other restructuring charges, including the lease termination and other facility closure costs of $5.5 million and $6.0 million, respectively, for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2008, the Company recorded $0.4 million and $2.1 million, respectively, of impairment charges for other long-lived assets.

For the three and six months ended June 30, 2007, the Company recorded $316.7 million and $316.8 million, respectively, for impairment of assets, of which $316.1 million reflected the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related services offerings under the single RR Donnelley brand. For the three and six months ended June 30, 2007, the Company recorded net restructuring charges of $11.7 million and $21.0 million, respectively, for employee termination costs for 455 employees, all of whom were terminated as of June 30, 2008, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $2.1 million and $4.1 million for the three and six months ended June 30, 2007, respectively.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2008, the Company recorded $4.0 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Pro Line and Cardinal Brands.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restructuring Reserve

In addition to the 2008 restructuring actions, the Company initiated various restructuring actions in 2007 and prior years, which included the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of June 30, 2008 is as follows:

	December 31, 2007	Restructuring Cost, Net		Cash Paid	June 30, 2008
		Charged to Results of Operations	Capitalized as a Cost of Acquisitions
Employee terminations	$32.8	$15.0	$3.0	$25.6	$25.2
Other	13.9	6.0	1.0	7.4	13.5

	$46.7	$21.0	$4.0	$33.0	$38.7

The Company anticipates that payments associated with employee terminations will be substantially completed by June of 2009.

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

7. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pension expense
Service cost	$21.5	$23.9	$43.0	$47.5
Interest cost	42.1	38.2	84.2	76.1
Expected return on assets	(66.6)	(60.4)	(133.2)	(120.8)
Amortization, net	(1.2)	(0.9)	(2.4)	(1.8)
Settlement	—	—	(0.1)	0.6

Net pension expense (benefit)	$(4.2)	$0.8	$(8.5)	$1.6

Postretirement benefits expense
Service cost	$3.1	$3.0	$6.2	$6.0
Interest cost	7.6	7.2	15.2	14.4
Expected return on assets	(4.1)	(3.8)	(8.2)	(7.6)
Amortization, net	(3.6)	(2.3)	(7.2)	(4.6)

Net postretirement benefits expense	$3.0	$4.1	$6.0	$8.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

8. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $6.3 million and $13.8 million for the three and six months ended June 30, 2008, respectively. The total compensation expense related to all share-based compensation plans was $6.7 million and $15.6 million for the three and six months ended June 30, 2007, respectively.

Stock Options

The Company granted 754,000 and 470,000 stock options during the six months ended June 30, 2008 and 2007, respectively. The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of these stock options was determined using the following assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected volatility	22.78%	20.34%
Risk-free interest rate	2.96%	4.52%
Expected life (years)	6.25	7.00
Expected dividend yield	3.31%	2.85%

The weighted average grant date fair value of these options was $5.63 and $7.84 per stock option for the grants in the first quarter of 2008 and 2007, respectively.

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2007	3,489	$29.64	4.4	$30.4
Granted	754	32.07	9.7
Exercised	(64)	30.40
Cancelled/forfeited/expired	(412)	41.16

Outstanding at June 30, 2008	3,767	$29.06	5.5	$12.7
Exercisable at June 30, 2008	1,371	$20.45	3.5	$12.7

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options. Total intrinsic value of options exercised for the three and six months ended June 30, 2008 was $0.2 million and $0.7 million, respectively.

Compensation expense recognized related to stock options for the three and six months ended June 30, 2008 was $0.8 million and $1.2 million, respectively. Compensation expense recognized related to stock options for

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

the three and six months ended June 30, 2007 was $0.7 million and $1.5 million, respectively. As of June 30, 2008, $6.8 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of June 30, 2008 and December 31, 2007 and changes during the six months ended June 30, 2008 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	1,409	$33.16
Granted	1,032	28.25
Vested	(528)	32.95
Forfeited	(62)	33.57

Nonvested at June 30, 2008	1,851	$30.49

Compensation expense recognized related to restricted stock units for the three and six months ended June 30, 2008 was $4.9 million and $11.4 million, respectively. Compensation expense recognized related to restricted stock units for the three and six months ended June 30, 2007 was $5.6 million and $11.8 million, respectively. As of June 30, 2008, there was $40.6 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Performance Share Unit Awards

No performance share unit awards were granted during the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company granted performance share unit awards to certain senior officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach 250% of the initial award. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon termination by the Company without cause, or by the senior officer for good reason or by reason of retirement, these awards will vest and be payable, if at all, on the same terms and conditions that would have applied had employment not been terminated (a pro rata portion only will vest in the case of retirement).

Compensation expense recognized related to performance share unit awards for the three and six months ended June 30, 2008 was $0.6 million and $1.2 million, respectively. Compensation expense recognized related to performance share unit awards for the three and six months ended June 30, 2007 was $0.4 million and $2.3 million, respectively. As of June 30, 2008, there was $4.3 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted average period of 1.7 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

awards in the future. As of June 30, 2008, the Company was authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to approximately 5.9 million shares. During the six months ended June 30, 2008, the Company purchased in the open market approximately 4.1 million shares of its common stock at a total cost of $123.3 million, of which purchases of 3.5 million shares settled on or prior to June 30, 2008 at a total cost of $105.0 million.

9. EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings (loss)	$146.3	$(69.4)	$328.8	$69.4
Basic:
Weighted average number of common shares outstanding	212.3	220.9	213.4	219.7

Net earnings (loss) per share—basic	$0.69	$(0.32)	$1.54	$0.32

Diluted:
Dilutive options and awards (a)	0.6	—	0.5	1.4
Diluted weighted average number of common shares outstanding	212.9	220.9	213.9	221.1

Net earnings (loss) per share—diluted	$0.69	$(0.32)	$1.54	$0.31

Cash dividends paid per common share	$0.26	$0.26	$0.52	$0.52

(a)	For the three months ended June 30, 2008 and 2007, 1.9 million and 0.5 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive. For the six months ended June 30, 2008 and 2007, 1.9 million and 1.6 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June, 30,
	2008	2007	2008	2007
Net earnings (loss), as reported	$146.3	$(69.4)	$328.8	$69.4
Translation adjustments	2.1	30.6	57.5	39.8
Change in fair value of derivatives and hedge reclassifications, net of tax	11.8	(0.8)	29.5	7.7
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(2.8)	(2.4)	(3.8)	(5.1)
Change in unrealized (loss) gain on investment, net of tax	(1.1)	0.2	(1.4)	0.1

Comprehensive income (loss)	$156.3	$(41.8)	$410.6	$111.9

For the three and six months ended June 30, 2008, the changes in other comprehensive income were net of tax benefits of $1.1 million and $1.5 million of tax provision, respectively, related to unrealized foreign currency gains and losses, tax provision of $7.8 million and $19.6 million, respectively, related to changes in the fair value of derivatives and hedge reclassifications and tax benefits of $2.5 million and $4.7 million related to the adjustment for net periodic pension and postretirement benefit cost. For the three and six months ended June 30,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

2007, the changes in other comprehensive income (loss) were net of tax benefits of $1.0 million and $0.1 million, respectively, related to unrealized foreign currency losses, $0.5 million of tax benefit and $5.9 million of tax provision, respectively, related to changes in the fair value of derivatives and tax benefits of $0.8 million and $2.3 million, respectively related to the adjustment for net periodic pension and postretirement benefit cost.

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

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe and North America.

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

The Company has disclosed income (loss) from continuing operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the condensed consolidated financial statements. All amounts as of and for the three and six months ended June 30, 2007 have been reclassified to conform to the Company’s current segment structure.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2008
U.S. Print and Related Services	$2,166.5	$(4.9)	$2,161.6	$282.6	$109.2	$53.6
International	776.8	(14.8)	762.0	38.5	44.8	26.4

Total operating segments	2,943.3	(19.7)	2,923.6	321.1	154.0	80.0
Corporate	—	—	—	(44.7)	10.2	5.5

Total continuing operations	$2,943.3	$(19.7)	$2,923.6	$276.4	$164.2	$85.5

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2007 (Reclassified)
U.S. Print and Related Services	$2,075.8	$(6.6)	$2,069.2	$3.8	$100.1	$66.6
International	735.1	(8.0)	727.1	(14.6)	40.1	55.0

Total operating segments	2,810.9	(14.6)	2,796.3	(10.8)	140.2	121.6
Corporate	—	—	—	(43.6)	8.5	5.8

Total continuing operations	$2,810.9	$(14.6)	$2,796.3	$(54.4)	$148.7	$127.4

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2008
U.S. Print and Related Services	$4,411.8	$(9.5)	$4,402.3	$549.3	$7,663.8	$213.5	$101.3
International	1,545.7	(27.3)	1,518.4	87.4	3,261.7	87.7	47.6

Total operating segments	5,957.5	(36.8)	5,920.7	636.7	10,925.5	301.2	148.9
Corporate	—	—	—	(90.6)	1,245.4	20.6	8.5

Total continuing operations	$5,957.5	$(36.8)	$5,920.7	$546.1	$12,170.9	$321.8	$157.4

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2007 (Reclassified)
U.S. Print and Related Services	$4,182.7	$(11.7)	$4,171.0	$263.1	$7,525.7	$194.0	$138.4
International	1,429.6	(11.7)	1,417.9	38.9	3,530.5	79.6	88.4

Total operating segments	5,612.3	(23.4)	5,588.9	302.0	11,056.2	273.6	226.8
Corporate	—	—	—	(97.9)	1,208.4	17.3	10.0

Total continuing operations	$5,612.3	$(23.4)	$5,588.9	$204.1	$12,264.6	$290.9	$236.8

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

13. DEBT

The Company’s debt consists of the following:

	June 30, 2008	December 31, 2007
Commercial paper	$486.7	$308.1
Credit facility borrowings	300.0	400.0
3.75% senior notes due April 1, 2009	399.9	399.9
4.95% senior notes due May 15, 2010	499.5	499.4
5.625% senior notes due January 15, 2012	624.4	624.3
4.95% senior notes due April 1, 2014	598.6	598.5
5.50% senior notes due May 15, 2015	499.4	499.4
6.125% senior notes due January 15, 2017	620.8	620.5
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	31.1	27.8

Total debt	4,409.4	4,326.9
Less: current portion	(1,211.1)	(725.0)

Long-term debt	$3,198.3	$3,601.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

14. INCOME TAXES

The Company’s unrecognized tax benefits at December 31, 2007 and June 30, 2008 were as follows:

Balance, December 31, 2007	$212.2
Additions for tax positions of the current period	5.6
Additions for tax positions of prior periods	2.0
Reductions for tax positions of prior periods	(35.3)
Settlements during the period	(11.2)
Lapses of applicable statutes of limitations	(0.5)

Balance, June 30, 2008	$172.8

As of June 30, 2008 and December 31, 2007, the Company had $172.8 million and $212.2 million, respectively, of unrecognized tax benefits. Of these unrecognized tax benefits at June 30, 2008, $51.9 million, if recognized, would decrease the effective income tax rate and increase net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. The Company recognized $1.1 million and $0.1 million of previously unrecognized state and international tax benefits, respectively, due to the resolution of audits during the three months ended June 30, 2008 and $30.9 million, $3.9 million and $0.6 million of previously unrecognized federal, state and international tax benefits, respectively, due to the resolution of audits during the six months ended June 30, 2008. In addition, the Company settled $0.6 million and $11.2 million, respectively, of previously unrecognized federal and state tax benefits during the three and six months ended June 30, 2008, resulting in an increase in current taxes payable. As a result of these changes, the Company recorded $0.5 million and $1.1 million, respectively as a reduction of goodwill and $1.0 million and $39.0 million, respectively, as a decrease in income tax expense for the three and six months ended June 30, 2008.

As of June 30, 2008, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $12.3 million due to resolution of audits or statute of limitations expirations related to state tax positions. The impact of these unrecognized tax benefits, if recognized, would increase net earnings or, in certain instances, decrease goodwill by $12.0 million and $0.3 million, respectively.

The Company has tax years from 2000 that remain open and subject to examination by the IRS, major state taxing authorities and major foreign tax jurisdictions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations was $2.7 million and $5.4 million, respectively, for the three and six months ended June 30, 2008. Penalties in the amounts of $0.3 million and $0.6 million were recognized for the three and six months ended June 30, 2008, respectively. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations was $4.1 million and $7.7 million, respectively, for the three and six months ended June 30, 2007. Penalties in the amounts of $0.2 million and $0.5 million were recognized for the three and six months ended June 30, 2007, respectively. Accrued interest of $69.1 million and $80.2 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively. Accrued penalties of $3.5 million and $4.0 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

15. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which was adopted in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The adoption of SFAS 157 for financial assets did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The Company has outstanding cross currency swaps with an aggregate notional value of $1,130.8 million. These swaps have been determined to be Level 2 under the fair value hierarchy in accordance with SFAS 157 and are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. At June 30, 2008, the fair market value of these cross currency swaps of $36.0 million was included in other noncurrent liabilities. The adoption of SFAS 157 for non-financial assets is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, annual results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, annual results of operations or cash flows.

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

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to technology, medical device and other companies. Banta’s operations are included in the U.S. Print and Related Services segment with the exception of its Global Turnkey Solutions operations, which are included in the International segment.

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

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe and North America.

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

EXECUTIVE SUMMARY

Financial Performance: Three Months Ended June 30, 2008

The changes in the Company’s income (loss) from continuing operations, operating margin, net earnings (loss) and net earnings (loss) per diluted share for the three months ended June 30, 2008, from the three months ended June 30, 2007, were due primarily to the following (in millions, except per share data):

	Income (loss) from Continuing Operations	Operating Margin	Net Earnings (Loss)	Net Earnings (Loss) Per Diluted Share
For the three months ended June 30, 2007	$(54.4)	(1.9%)	$(69.4)	$(0.32)
2008 restructuring and impairment charges	(16.2)	(0.5%)	(11.3)	(0.05)
2007 restructuring and impairment charges	330.5	11.8%	218.6	0.99
Discontinued operations			1.2	0.01
Operations	16.5	0.1%	7.2	0.06

For the three months ended June 30, 2008	$276.4	9.5%	$146.3	$0.69

2008 restructuring and impairment charges: included $10.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $5.5 million of other restructuring costs, primarily lease termination costs; and $0.4 million for impairment of long-lived assets.

2007 restructuring and impairment charges: included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; pre-tax charges of $11.7 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.1 million of other restructuring costs, primarily lease termination costs; and $0.6 million for impairment of long-lived assets.

Operations: reflected higher operating income in both segments as increases driven by the Von Hoffmann, Cardinal Brands and Pro Line acquisitions were partially offset by the impacts of the U.S. economic slowdown and decreases in price and volume in Europe. See further details in the review of operating results by segment that follows.

Financial Performance: Six Months Ended June 30, 2008

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the six months ended June 30, 2008, from the six months ended June 30, 2007, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings	Net Earnings Per Diluted Share
For the six months ended June 30, 2007	$204.1	3.7%	$69.4	$0.31
2008 restructuring and impairment charges	(23.1)	(0.4)%	(15.8)	(0.07)
2007 restructuring and impairment charges	341.9	6.1%	225.6	1.02
Non-recurring tax benefits			38.0	0.17
Discontinued operations			1.7	0.01
Operations	23.2	(0.2)%	9.9	0.10

For the six months ended June 30, 2008	$546.1	9.2%	$328.8	$1.54

2008 restructuring and impairment charges: included $15.0 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $6.0 million of other restructuring costs, primarily lease termination costs; and $2.1 million for impairment of long-lived assets.

2007 restructuring and impairment charges: included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; pre-tax charges of $21.0 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $4.1 million of other restructuring costs, primarily lease termination costs; and $0.7 million for impairment of long-lived assets.

Non-recurring tax benefits: reflected a benefit of $38.0 million from the recognition in the six months ended June 30, 2008 of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002.

Operations: reflected higher operating income in the U.S. Print and Related Services segment, primarily driven by the Von Hoffmann, Cardinal Brands and Pro Line acquisitions partially offset by the impacts of the U.S. economic slowdown and lower pricing and volume in the International segment. See further details in the review of operating results by segment that follows.

Successes

Despite challenging global economic conditions, the Company achieved net sales growth of 4.6% for the three months ended June 30, 2008, mainly reflecting the impact of acquisitions and foreign exchange rate changes. Pro forma for acquisitions (See Note 2 to the Condensed Consolidated Financial Statements), net sales increased only 0.4%. Given the difficult economic environment, these results reflected the benefit of the Company’s breadth of product and service offerings and its diverse range of customers. Organic volume growth in several areas, including Global Turnkey Solutions, Latin America, U.S. logistics services and variable print, helped to offset declining net sales in most other products and services.

The Company continued to achieve productivity benefits resulting from restructuring actions, investments in equipment and technology, and procurement savings, partially offset by the impact of competitive price pressures and inflation-driven cost increases. Successful integration of the acquisitions of Pro Line and Cardinal Brands resulted in a lower cost structure for those operations. The Company expects to continue its focus on cost control and productivity improvement as it continues to face an uncertain economic environment for the remainder of 2008.

Challenges

The Company’s U.S. Print and Related Services segment felt the impact of the slowdown in the U.S. economy. On a pro forma basis, net sales for this segment declined for the third consecutive quarter. Over this period, demand has slowed for most products and services provided by this segment, generally resulting in lower volumes and increased pricing pressure. The Company is focusing additional attention on cost management to help offset the impact of continuing economic uncertainty.

Net sales in Europe also declined in the second quarter compared to the second quarter of 2007, primarily due to price pressure, volume declines, and changes in print formats and product mix for technology and telecommunications manuals. The Company expects that these factors will continue to negatively impact net sales throughout 2008, and management is implementing plans designed to further improve the cost structure of these operations.

Net sales from the business process outsourcing operations decreased compared to net sales for the second quarter of 2007. This decrease was driven by lost customers and lower volume in the print and media services business. The Company expects to face continued challenges in these operations, including increased pricing pressure and competition for high volume contracts. To address these challenging conditions, the Company has realigned its sales organization to more effectively reach prospective customers. In addition, cost reduction actions are being evaluated and implemented, some of which might result in significant future restructuring charges.

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

The Company seeks to leverage its unified platform and strong customer relationships in order to provide a larger share of its customers’ print and related needs. The Company’s strategy includes making targeted acquisitions that offer customers greater capacity and flexibility and further secure the Company’s position as a leader in the industry. To attain its productivity goals, the Company has implemented a number of initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades and formats and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. While prices for certain paper grades used by the Company increased during the first half of 2008, the overall paper price environment was mixed. Customers directly absorb the impact of increasing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that the paper supply is tightening, and there may be shortfalls in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies might also have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes its logistics services will continue to be able to pass a substantial portion of increases in fuel prices directly to its customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for the Company’s operations. The Company cannot predict the impact that possible future energy price increases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics services, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On May 12, 2008, new postage rates went into effect for all mail classes in the United States. The new rates increased the cost of mailing by approximately 2.9%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the United States, the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services might be impacted by changes in the postal rates. The Company has invested in equipment and technology to meet this customer demand and has developed innovative products and services to minimize customers’ postal costs.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AS

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The following table shows the results of operations for the three months ended June 30, 2008 and 2007, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$2,923.6	$2,796.3	$127.3	4.6%
Cost of sales (exclusive of depreciation and amortization shown below)	2,143.5	2,039.8	103.7	5.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	323.3	331.7	(8.4)	(2.5)%
Restructuring and impairment charges	16.2	330.5	(314.3)	(95.1)%
Depreciation and amortization	164.2	148.7	15.5	10.4%

Total operating expenses	2,647.2	2,850.7	(203.5)	(7.1)%

Income (loss) from continuing operations	$276.4	$(54.4)	$330.8	608.1%

Consolidated

Net sales for the three months ended June 30, 2008 increased $127.3 million, or 4.6%, to $2,923.6 million versus the same period in the prior year. Of this increase, $102.8 million was due to the acquisitions of Von Hoffmann, Cardinal Brands and Pro Line and $49.5 million resulted from changes in foreign exchange rates. Offsetting these increases were volume and price declines across most products and services in the U.S. Print and Related Services segment. Volume and price declines in Europe and Asia related to sales in the telecommunications and technology sectors impacted the International segment and offset growth in Latin America and Global Turnkey Solutions.

Cost of sales (exclusive of depreciation and amortization) increased $103.7 million to $2,143.5 million for the three months ended June 30, 2008 versus the same period in the prior year primarily due to acquisitions and changes in foreign exchange rates. Cost of sales as a percentage of consolidated net sales increased from 72.9% to 73.3%, reflecting the impact of cost inflation and price pressures on net sales.

Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased $8.4 million compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.9% to 11.1%, which reflected the continued efforts to reduce costs through improved productivity and restructuring actions.

For the three months ended June 30, 2008, the Company recorded a net restructuring and impairment provision of $16.2 million compared to $330.5 million in the same period of 2007. In 2008, these charges included $10.3 million for workforce reductions of 348 employees (of whom 310 were terminated as of June 30, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, and the closing of one Global Turnkey Solutions manufacturing facility within the International segment. In addition, the Company recorded $5.5 million of other restructuring costs for lease termination and other facility closure costs and $0.4 million for impairment charges of other long-lived assets. For the three months ended June 30, 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names. In addition, these charges included $11.7 million for workforce reductions of 455 employees (all of whom were terminated as of June 30, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the U.S. Print and Related Services segment. In addition, these charges included $2.1 million of other restructuring costs primarily related to lease terminations in exited facilities and $0.6 million for impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2008 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $15.5 million to $164.2 million for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to acquisitions. Depreciation and amortization included $32.9 million and $29.6 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended June 30, 2008 and 2007, respectively.

Income from continuing operations for the three months ended June 30, 2008 was $276.4 million, compared to a loss from continuing operations of $54.4 million for the three months ended June 30, 2007. The loss in 2007 included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names. Income from continuing operations in 2008 was impacted by acquisitions, productivity efforts, and the benefits achieved from procurement savings and restructuring activities that were partially offset by declines in volumes and pricing pressures in both segments.

Net interest expense increased by $2.4 million for the three months ended June 30, 2008 versus the same period in 2007, primarily due to increased short-term borrowings to finance share repurchases and the acquisitions of Cardinal Brands, Von Hoffmann and Pro Line.

Net investment and other income (expense) for the three months ended June 30, 2008 was income of $3.4 million versus expense of $0.4 million for the three months ended June 30, 2007. During the second quarter of 2008, the Company sold certain securities resulting in a gain of $1.0 million.

The effective income tax rate for the three months ended June 30, 2008 was 33.5%. The effective income tax rate in 2008 included the impact of lower expected foreign interest deductions resulting from decreases in management’s estimates of taxable income for certain foreign operations. This impact was offset in part by a net release of valuation allowances on deferred tax assets in foreign jurisdictions. The effective income tax rate for the three months ended June 30, 2007 was 37.8% on a pre-tax loss from continuing operations of $110.2 million. The 2007 effective tax rate included the tax benefit of $107.0 million associated with the $316.1 million non-cash charge for the write-off of the Moore Wallace, OfficeTiger and other trade names.

Net earnings from continuing operations for the three months ended June 30, 2008 was $145.1 million, or $0.68 per diluted share, compared to a loss from continuing operations of $69.4 million, or $0.32 per diluted share, for the same period in 2007. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 8.0 million, primarily resulting from the Company’s repurchases of 10.6 million shares of its common stock since June 30, 2007.

U.S. Print and Related Services

The following table summarizes net sales, income (loss) from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended June 30,
	2008	2007
	(in millions)
Net sales	$2,161.6	$2,069.2
Income (loss) from continuing operations	282.6	3.8
Operating Margin	13.1%	0.2%
Restructuring and impairment charges	3.9	263.3

	Net Sales for the Three Months Ended June, 30,
Reporting unit(1)	2008	2007	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$602.3	$571.6	$30.7	5.4%
Books and directories	454.2	449.4	4.8	1.1%
Variable print	285.5	273.5	12.0	4.4%
Forms, labels and stock products	292.5	257.4	35.1	13.6%
Commercial	171.8	180.1	(8.3)	(4.6)%
Financial print	167.3	176.7	(9.4)	(5.3)%
Logistics	142.2	123.0	19.2	15.6%
Digital Solutions	45.8	37.5	8.3	22.1%

Total U.S. Print and Related Services	$2,161.6	$2,069.2	$92.4	4.5%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Net sales for the U.S. Print and Related Services segment for the three months ended June 30, 2008 were $2,161.6 million, an increase of $92.4 million, or 4.5%, compared to the same period in 2007. Sales from the acquired facilities of Von Hoffmann, Cardinal Brands and Pro Line increased sales by $102.8 million. The increases due to acquisitions were offset by volume and price declines across most products and services, with the exception of logistics services, variable print and digital solutions. Sales of catalogs, retail inserts, and magazines increased due to acquisitions and new customer wins, which more than offset lower volume resulting from reduced advertising spending. Sales of books and directories increased due to acquisitions that more than offset the continued lower volume in educational books and directories. Sales of variable printing products grew due to higher volume of mailings for non-profit customers offset by lower fulfillment and distribution volume. Sales of forms, labels and stock products increased driven by acquisitions, partially offset by lower sales of forms due to increased price pressure and reduced demand. Commercial printing sales decreased due to volume declines resulting from the economic slowdown. Sales of financial printing decreased due to reductions in the number and size of capital market transactions. Sales of logistics services increased primarily due to higher fuel surcharges. Sales of digital solutions grew due to increased volume for new customers.

U.S. Print and Related Services segment income from continuing operations increased $278.8 million, reflecting the 2007 non-cash charge of $257.4 million for the write-off of the Moore Wallace and other trade names. In addition, increased earnings from acquisitions and improved productivity were partially offset by the volume declines and competitive price pressures discussed above. Operating margin in the U.S. Print and Related Services segment increased from 0.2% to 13.1% for the three months ended June 30, 2008. Of this 12.9 percentage point increase, 12.5 percentage points related to lower restructuring and impairment charges, substantially all due to the $257.4 million non-cash charge for the write-off in 2007 of the Moore Wallace and other trade names. Additionally, cost savings associated with restructuring activities and improved productivity more than offset the impacts of cost inflation and price pressure.

International

The following table summarizes net sales, income (loss) from continuing operations and certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2008	2007
	(in millions)
Net sales	$762.0	$727.1
Income from continuing operations	38.5	(14.6)
Operating Margin	5.1%	(2.0)%
Restructuring and impairment charges	9.2	65.6

	Net Sales for the Three Months Ended June, 30,
Reporting unit	2008	2007	$ Change	% Change
	(in millions)
Business process outsourcing	$190.6	$199.7	$(9.1)	(4.6)%
Global Turnkey Solutions	128.0	101.9	26.1	25.6%
Europe	130.7	135.8	(5.1)	(3.8)%
Latin America	121.3	104.9	16.4	15.6%
Asia	128.8	125.5	3.3	2.6%
Canada	62.6	59.3	3.3	5.6%

Total International	$762.0	$727.1	$34.9	4.8%

Net sales for the International segment for the three months ended June 30, 2008 were $762.0 million, an increase of $34.9 million, or 4.8%, compared to the same period in 2007. Net sales increased by approximately $49.5 million due to the impact of changes in foreign exchange rates. This increase, along with volume increases in Latin America and Global Turnkey Solutions were partially offset by declines and unfavorable pricing in the technology and telecommunications sectors in Europe and Asia. Business process outsourcing net sales decreased, primarily due to lower volume and lost customers in the print and media services business. Global Turnkey Solutions net sales increased due to the impacts of changes in foreign exchange rates and volume growth from existing customers. Net sales in Europe decreased due to volume declines, unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector, partially offset by increased sales of commercial print products and the impact of changes in foreign exchange rates. In Latin America, the net sales increase was the result of changes in foreign exchange rates, combined with increased commercial printing and forms sales. Sales in Asia increased due to changes in foreign exchange rates partially offset by lower capital market transaction volume and declines due to increased competition resulting in price pressure for export books and technology and telecommunications products. Substantially all of the increased net sales in Canada were due to the impact of changes in foreign exchange rates.

Income from continuing operations increased $53.1 million primarily due to the $58.7 million non-cash charge in 2007 reflecting the write-off of the OfficeTiger and other trade names. Operating margins increased from (2.0)% to 5.1% for the three months ended June 30, 2008. The change in restructuring and impairment charges, including the impact of the 2007 non-cash impairment charge for the write-off of the OfficeTiger and other trade names resulted in a margin increase of 7.8 percentage points. In addition, volume and price declines negatively impacted margins and offset productivity improvement and cost reductions.

Corporate

Corporate operating expenses in the second quarter of 2008 were $44.7 million, an increase of $1.1 million. The increase was attributed to increases in LIFO inventory provisions and higher restructuring charges partially offset by decreases in employee benefit costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

The following table shows the results of operations for the six months ended June 30, 2008 and 2007, which reflects the results of acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$5,920.7	$5,588.9	$331.8	5.9%
Cost of sales (exclusive of depreciation and amortization shown below)	4,361.7	4,095.8	265.9	6.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	668.0	656.2	11.8	1.8%
Restructuring and impairment charges	23.1	341.9	(318.8)	(93.2)%
Depreciation and amortization	321.8	290.9	30.9	10.6%

Total operating expenses	5,374.6	5,384.8	(10.2)	(0.2)%

Income from continuing operations	$546.1	$204.1	$342.0	167.6%

Consolidated

Net sales for the six months ended June 30, 2008 increased $331.8 million, or 5.9%, to $5,920.7 million versus the same period in the prior year. Net sales increased $298.0 million due to the acquisitions of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line and $106.6 million from changes in foreign exchange rates. Offsetting these increases were volume and price declines across most products and services in the U.S. Print and Related Services segment. Additionally, volume and price declines in Europe related to sales of telecommunications and technology products impacted the International segment and offset growth in other regions.

Cost of sales (exclusive of depreciation and amortization) increased $265.9 million to $4,361.7 million for the six months ended June 30, 2008 versus the same period in the prior year primarily due to acquisitions and changes in foreign exchange rates. Cost of sales as a percentage of consolidated net sales increased from 73.3% to 73.7%, reflecting the impact of cost inflation and price pressures on net sales.

Selling, general and administrative expenses (exclusive of depreciation and amortization) increased $11.8 million to $668.0 million for the six months ended June 30, 2008 versus the same period in the prior year primarily due to the acquisitions and a higher provision for doubtful accounts receivable. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.7% to 11.3%, which reflected the continued efforts to reduce costs through improved productivity and restructuring actions.

For the six months ended June 30, 2008, the Company recorded a net restructuring and impairment provision of $23.1 million compared to $341.9 million in the same period of 2007. In 2008, these charges included $15.0 million for workforce reductions of 578 employees (of whom 540 were terminated as of June 30, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of one Global Turnkey Solutions manufacturing facility within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $2.1 million of impairment charges of other long-lived assets and recorded $6.0 million of other restructuring costs. For the six months ended June 30, 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names. In addition, these charges included $21.0 million for workforce reductions of 455 employees (all of whom were terminated as of June 30,

2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the U.S. Print and Related Services segment. In addition, these charges included $4.1 million of other restructuring costs primarily related to lease terminations in exited facilities and $0.7 million for impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2008 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $30.9 million to $321.8 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to acquisitions. Depreciation and amortization included $65.0 million and $55.8 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the six months ended June 30, 2008 and 2007, respectively.

Income from continuing operations for the six months ended June 30, 2008 was $546.1 million, compared to $204.1 million for the six months ended June 30, 2007. The six months ended June 30, 2007 included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names. Also impacting the increase was acquisitions, productivity efforts, lower incentive compensation and the benefits achieved from procurement savings and restructuring activities, partially offset by declines in volumes and pricing pressures across both segments.

Net interest expense increased by $6.0 million for the six months ended June 30, 2008 versus the same period in 2007, primarily due to increased short-term borrowings to finance share repurchases and the acquisitions of Cardinal Brands, Von Hoffmann and Pro Line.

Net investment and other income for the six months ended June 30, 2008 and 2007 was $8.0 million and $1.8 million, respectively. In 2008, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million. For the six months ended June 30, 2007, the Company recorded a gain of $1.1 million for the changes in fair value of the portion of derivative financial instruments that was ineffective as a net investment hedge.

The effective income tax rate for the six months ended June 30, 2008 was 25.0% compared to 27.0% in the same period of 2007. The effective income tax rate for the six months ended June 30, 2008 included the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of certain U.S. federal tax audits for the years 2000 – 2002. The 2007 effective tax rate included the tax benefit of $107.0 million associated with the $316.1 million non-cash charge for the write-off of the Moore Wallace, OfficeTiger and other trade names and the impact of a higher proportion of the Company’s taxable income derived from lower tax-jurisdictions.

Net earnings from continuing operations for the six months ended June 30, 2008 were $327.1 million, or $1.53 per diluted share, compared to $69.5 million, or $0.31 per diluted share, for the same period in 2007. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 7.2 million, primarily resulting from the Company’s repurchases of 10.6 million shares of its common stock since June 30, 2007.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Net sales	$4,402.3	$4,171.0
Income from continuing operations	549.3	263.1
Operating Margin	12.5%	6.3%
Restructuring and impairment charges	9.2	268.1

	Net Sales for the Six Months Ended June, 30,
Reporting unit(1)	2008	2007	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$1,207.6	$1,140.6	$67.0	5.9%
Books and directories	904.0	851.9	52.1	6.1%
Variable print	636.7	623.3	13.4	2.1%
Forms, labels and stock products	601.2	523.4	77.8	14.9%
Commercial	361.7	386.1	(24.4)	(6.3)%
Financial print	317.8	328.0	(10.2)	(3.1)%
Logistics	284.6	240.7	43.9	18.2%
Digital Solutions	88.7	77.0	11.7	15.2%

Total U.S. Print and Related Services	$4,402.3	$4,171.0	$231.3	5.5%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Net sales for the U.S. Print and Related Services segment for the six months ended June 30, 2008 were $4,402.3 million, an increase of $231.3 million, or 5.5%, compared to the same period in 2007. Sales from the acquired facilities of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line increased sales by $298.0 million. The increases due to acquisitions were more than offset by volume and price declines across most products and services, with the exception of logistics services, variable print and digital solutions. Sales of catalogs, retail inserts, and magazines increased due to acquisitions and new catalog customers, which more than offset lower volume resulting from reduced advertising spending. Sales of books and directories increased due to acquisitions that more than offset the impact of lower prices from major customer contract renewals. Sales of variable printing products grew due to higher volume of mailings of non-profit customer information offset by lower fulfillment and distribution volume. Sales of forms, labels and stock products increased driven by acquisitions, partially offset by lower sales of forms, resulting from increased price pressure and lower demand for consumable forms products. Commercial printing sales decreased due to volume declines resulting from the economic slowdown. Sales of financial printing decreased from the comparable period in the prior year due to decreases in the size and number of capital market transactions. Sales of logistics services increased primarily due to higher fuel surcharges. Sales of digital solutions grew due to acquisitions and increased volume for new customers.

U.S. Print and Related Services segment income from continuing operations increased $286.2 million mostly due to the $257.4 million non-cash charge in 2007 for the write-off of the Moore Wallace and other trade names. In addition, acquisitions and improved productivity were partially offset by the volume declines and competitive price pressures discussed above. Operating margins in the U.S. Print and Related Services segment increased from 6.3% to 12.5% for the six months ended June 30, 2008. The 6.2 percentage point increase was attributable to lower restructuring and impairment charges, including the write-off in 2007 of the Moore Wallace and other trade names as the benefit of productivity efforts offset the impact of price pressure and cost inflation.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Six Months Ended June 30,
	2008	2007
	(in millions)
Net sales	$1,518.4	$1,417.9
Income from continuing operations	87.4	38.9
Operating Margin	5.8%	2.7%
Restructuring and impairment charges	12.0	68.1

	Net Sales for the Six Months Ended June, 30,
Reporting unit	2008	2007	$ Change	% Change
	(in millions)
Business process outsourcing	$398.0	$390.8	$7.2	1.8%
Global Turnkey Solutions	260.0	214.3	45.7	21.3%
Europe	261.1	277.6	(16.5)	(5.9)%
Latin America	234.0	201.3	32.7	16.2%
Asia	236.2	215.4	20.8	9.7%
Canada	129.1	118.5	10.6	8.9%

Total International	$1,518.4	$1,417.9	$100.5	7.1%

Net sales for the International segment for the six months ended June 30, 2008 were $1,518.4 million, an increase of $100.5 million, or 7.1%, compared to the same period in 2007. Net sales increased approximately $106.6 million due to the impact of changes in foreign exchange rates and $13.1 million due to acquisitions. Additionally, volume increases in most units were offset by declines in the technology and telecommunications products in Europe and the impact of ongoing price pressures. Business process outsourcing net sales increased, primarily due to favorable foreign exchange rate changes and volume growth driven by a large new customer started in the second quarter of 2007. Global Turnkey Solutions net sales increased due to the impacts of changes in foreign exchange rates and volume growth from existing customers. Net sales in Europe decreased due to volume declines, unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector, partially offset by the impact of changes in foreign currency rates. In Latin America, the net sales increase was the result of changes in foreign exchange rates, combined with an increase in book, forms and commercial printing sales. Sales in Asia increased due to foreign exchange rates and increased volume in the technology sector, partially offset by declines due to increased competition resulting in price pressure in the export book market and technology and telecommunications sectors. Substantially all of the increased net sales in Canada were due to the impact of changes in foreign exchange rates.

Income from continuing operations increased $48.5 as the impact of the $58.7 million non-cash charge in 2007 for the write-off of the OfficeTiger and other trade names was partially offset by declines in the technology and telecommunications sector in Europe. Operating margins increased from 2.7% to 5.8% for the six months ended June 30, 2008. Lower restructuring and impairment charges accounted for 4.0 percentage points of the margin increase. In addition, volume and price declines negatively impacted margins and offset productivity improvement and cost reductions.

Corporate

Corporate operating expenses for the six months ended June 30, 2008 were $90.6 million, a decline of $7.3 million compared to the same period in 2007. Corporate restructuring and impairment charges declined $3.8 million for the six months ended June 30, 2008 as compared to June 30, 2007. In addition, cost reductions from productivity efforts and restructuring actions and decreases in employee benefit costs drove the decline, partially offset by a higher provision for doubtful accounts receivable and increases in LIFO inventory provisions.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $435.3 million at June 30, 2008, a commercial paper program and credit facilities described under “Capital Resources” below.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $371.7 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of continuing operations of $436.5 million for the same period last year. The decrease reflected higher interest payments from the issuance of approximately $1.25 billion of debt in January 2007 to fund a portion of the acquisitions of Banta and Perry Judd’s, a larger decrease in accounts payable due to the timing of vendor payments, lower inventory turnover and higher cash payments for income taxes, partially offset by a smaller increase in accounts receivable.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the six months ended June 30, 2008 was $197.0 million versus net cash used in investing activities of continuing operations of $2,163.5 million for the six months ended June 30, 2007. Net cash used for acquisition of businesses in the six months ended June 30, 2008 included $122.2 million for the acquisition of Pro Line and in the six months ended June 30, 2007 included $1,936.5 million for the acquisitions of Banta, Perry Judd’s and Von Hoffmann. The Company received proceeds from the sale of investments and other assets of $42.2 million in 2008, which included $27.3 million of net proceeds from the sale of certain investment securities related to the planned liquidation of a captive insurance subsidiary. The Company received transfers of $40.4 million of restricted cash in 2008 mostly due to the release of excess funding from a trust associated with the Company’s acquisition of Banta. Capital expenditures were $157.4 million, a decrease of $79.4 million compared to the six months ended June 30, 2007, reflecting lower spending on U.S. capacity growth, due to the impact of acquisitions completed in 2007, and in lower spending internationally in Europe, Asia and business process outsourcing platforms. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2008 will be between $375 million and $400 million.

Cash Flows From Financing Activities

Net cash used in financing activities of continuing operations for the six months ended June 30, 2008 was $134.5 million compared to net cash provided by financing activities of $1,806.1 million in the same period of 2007. The net change in short-term debt was a cash inflow of $184.7 million in the six months ended June 30, 2008 due to the issuance of commercial paper. Additionally in 2008, $100.0 million was used to partially pay down borrowings under the revolving credit facility. The net change in short-term debt for the six months ended June 30, 2007 was a cash inflow of $623.7 million due to the issuance of commercial paper related to the Banta, Perry Judd’s and Von Hoffmann acquisitions. In the six months ended June 30, 2007, the Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. Additionally, $105.0 million was utilized during the six months ended June 30, 2008 to acquire 3.5 million shares under the Company’s share repurchase program compared to $22.4 million to acquire 0.5 million shares in the same period in 2007. In the six months ended June 30, 2007, the Company received proceeds of $92.7 million from exercises of stock options.

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for the six months ended June 30, 2008 was $0.8 million, compared to net cash used by discontinued operations in the prior year of $0.6 million, consisting of lease and maintenance payments related to facilities vacated by the Company’s package logistics business.

Dividends

During the six months ended June 30, 2008, the Company paid cash dividends of $111.2 million. On April 2, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable to shareholders of record on April 17, 2008 and the total amount of $55.3 million was paid on June 2, 2008. On July 23, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 2, 2008 to shareholders of record on August 7, 2008.

CAPITAL RESOURCES

The Company has a $2.0 billion unsecured and committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. In the event that the entire Facility were utilized, the Company would not be in violation of those financial covenants. The Company pays an annual commitment fee of 0.08% and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 8, 2012. As of June 30, 2008, there were $300.0 million of borrowings outstanding under the Facility. The Company also has $225.9 million in credit facilities outside of the U.S., most of which are uncommitted. As of June 30, 2008, the Company had $49.8 million in outstanding letters of credit, of which $39.1 million reduced availability under the Company’s credit facilities. Additionally, as of June 30, 2008, there were $486.7 million of borrowings under the Company’s $2.0 billion commercial paper program. At June 30, 2008, approximately $1.4 billion was available under the Company’s credit facilities.

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. Pro Line’s operations are included in the U.S. Print and Related Services segment. The purchase price for Pro Line was approximately $122.2 million, net of cash acquired of $1.7 million and including acquisition costs of $4.2 million. The Company funded this acquisition with cash on hand and commercial paper borrowings.

During the six months ended June 30, 2008, the Company purchased in the open market approximately 4.1 million shares of its common stock at a total cost of $123.3 million, of which purchases of 3.5 million shares settled on or prior to June 30, 2008 at a total cost of $105.0 million. All of these repurchases were funded with cash on hand and commercial paper borrowings.

The Company was in compliance with its debt covenants as of June 30, 2008.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. At June 30, 2008, the Company’s exposure to rate fluctuations on variable-interest borrowings is limited to $811.2 million of short-term debt, the majority of which is commercial paper and short-term LIBOR based borrowings under the Facility.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and the Company may enter into foreign currency forward contracts to hedge that currency risk. As of June 30, 2008, the aggregate notional amount of outstanding forward contracts was approximately $201.4 million. Unrealized gains and losses from these foreign currency contracts were not significant at June 30, 2008. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has outstanding cross currency swaps with an aggregate notional value of $1,130.8 million: British pound sterling (“GBP”) 370.0 million, which exchange GBP for U.S. dollars; Euro (“EUR”) 182.7 million, which exchange EUR for U.S. dollars; and GBP 125.0 million, which exchange GBP for EUR. These swaps require the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. These swaps expire in 2010 ($637.0 million notional amount) and 2015 ($493.8 million notional amount). The Company has designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $455.0 million of the swaps as a hedge of a net investment of GBP and EUR denominated foreign operations. At June 30, 2008, the fair market value of these cross currency swaps of $36.0 million was included in other noncurrent liabilities.

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

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	changes in ratings of our debt securities as a result of financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•

the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, environmental compliance (including with respect to the emission of greenhouse gases and other air pollution controls), health and welfare benefits, price controls and other regulatory matters and the cost, which could be substantial, of complying with these laws and regulations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2008—April 30, 2008	661,948	29.54	660,300	7,338,000
May 1, 2008—May 31, 2008	1,576	29.06	—	7,338,000
June 1, 2008—June 30, 2008	1,462,200	30.52	1,462,200	5,875,800
Total	2,125,724	30.22	2,122,500	5,875,800

(1)	As of December 31, 2007, the Company was authorized under the terms of its share repurchase program to repurchase approximately 6.3 million shares. Such purchases may be made from time to time and discontinued at any time. On February 22, 2008, the Company’s Board of Directors increased the share repurchase program by approximately 3.7 million shares, taking the total number of shares authorized for repurchase to 10 million shares.
(2)	Includes shares withheld for tax liabilities upon vesting of equity awards.

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Company held its Annual Meeting of Stockholders on May 28, 2008.

(b) The following matters were voted upon at the Annual Meeting of Stockholders.

1. The election of the nominees for Directors was voted on by the Stockholders. The nominees, all of whom were elected, were Thomas J. Quinlan III, Stephen M. Wolf, Lee A. Chaden, E.V. (Rick) Goings, Judith H. Hamilton, Thomas S. Johnson, John C. Pope, Michael T. Riordan and Oliver R. Sockwell. The Inspectors of Election certified the following vote tabulations:

	For	Against	Withhold Authority
Thomas J. Quinlan III	182,440,302	8,952,983	1,911,632
Stephen M. Wolf	179,606,457	11,713,108	1,985,352
Lee A. Chaden	190,129,364	1,245,476	1,930,077
E.V. (Rick) Goings	188,579,982	2,806,240	1,918,695
Judith H. Hamilton	174,738,177	16,561,107	2,005,633
Thomas S. Johnson	174,750,478	16,532,139	2,022,300
John C. Pope	174,973,831	16,343,070	1,988,016
Michael T. Riordan	182,594,551	8,790,438	1,919,928
Oliver R. Sockwell	182,281,130	9,031,442	1,992,346

2. The Stockholders voted to ratify the Audit Committee’s appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for fiscal year 2008. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
191,189,898	296,954	1,818,065	-0-

3. A proposal recommending approval of the Company’s Amended 2004 Performance Incentive Plan was approved by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
149,447,913	28,813,893	2,058,394	12,984,717

4. A stockholder proposal recommending preparation of a sustainable forestry report was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
10,556,853	147,014,536	22,748,811	12,984,717

5. A stockholder proposal recommending that the Board of Directors amend the bylaws of the Company to allow stockholders to call special meetings was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
75,422,880	101,320,977	3,576,343	12,984,717

Item 6. Exhibits

2.1	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.2	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006)

2.3	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 13, 2007, filed on December 18, 2007)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (filed herewith)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 28, 2008, filed on July 14, 2008)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.23	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Restricted Stock Unit Award Agreement for executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.25	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.27	Amended and Restated Employment Agreement dated as of April 30, 2007 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007, filed on May 1, 2007)*

10.28	Amended and Restated Employment Agreement dated as of May 8, 2007 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.29	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.30	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.31	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

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

Date: August 6, 2008