Form 10-Q
period 2008-09-30
RR Donnelley & Sons Co
filed 2008-11-05
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 205.0 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$435.7	$379.0
Restricted cash equivalents	5.1	63.9
Receivables, less allowance for doubtful accounts of $70.8 (2007—$63.6)	2,115.7	2,181.2
Inventories (Note 3)	791.4	709.5
Prepaid expenses and other current assets	83.7	85.5
Deferred income taxes	115.5	102.2

Total current assets	3,547.1	3,521.3

Property, plant and equipment—net (Note 4)	2,671.9	2,726.0
Goodwill (Note 5)	3,245.1	3,264.9
Other intangible assets—net (Note 5)	1,200.4	1,323.2
Prepaid pension cost	851.2	833.2
Other noncurrent assets	421.4	418.1

Total assets	$11,937.1	$12,086.7

LIABILITIES
Accounts payable	$889.8	$954.9
Accrued liabilities	994.5	1,085.3
Short-term and current portion of long-term debt (Note 13)	1,191.7	725.0

Total current liabilities	3,076.0	2,765.2

Long-term debt (Note 13)	3,198.1	3,601.9
Postretirement benefits	255.2	247.9
Deferred income taxes	847.6	872.3
Other noncurrent liabilities	561.3	689.1
Liabilities of discontinued operations	0.5	3.0

Total liabilities	7,938.7	8,179.4

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2008 and 2007	303.7	303.7
Additional paid-in capital	2,881.1	2,858.4
Retained earnings	1,643.9	1,312.9
Accumulated other comprehensive income	363.4	341.3
Treasury stock, at cost, 37.2 shares in 2008 (2007—27.1 shares)	(1,193.7)	(909.0)

Total shareholders’ equity	3,998.4	3,907.3

Total liabilities and shareholders’ equity	$11,937.1	$12,086.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$2,864.6	$2,910.0	$8,785.3	$8,498.9

Cost of sales (exclusive of depreciation and amortization shown below)	2,090.3	2,122.4	6,452.0	6,218.2
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	279.8	320.5	947.9	976.7
Restructuring and impairment charges—net (Note 6)	23.4	19.9	46.5	361.8
Depreciation and amortization	164.7	152.8	486.5	443.7

Total operating expenses	2,558.2	2,615.6	7,932.9	8,000.4

Income from continuing operations	306.4	294.4	852.4	498.5
Interest expense—net	56.2	59.1	171.0	167.9
Investment and other income (expense)—net	(1.1)	0.5	7.0	2.3

Earnings from continuing operations before income taxes and minority interest	249.1	235.8	688.4	332.9
Income tax expense	79.7	59.3	189.5	85.5
Minority interest	1.2	1.5	3.6	2.9

Net earnings from continuing operations	168.2	175.0	495.3	244.5
Income (loss) from discontinued operations, net of tax	—	—	1.7	(0.1)

Net earnings	$168.2	$175.0	$497.0	$244.4

Earnings per share (Note 9):
Basic:
Net earnings from continuing operations	$0.80	$0.80	$2.33	$1.12
Income from discontinued operations, net of tax	—	—	0.01	—

Net earnings	$0.80	$0.80	$2.34	$1.12

Diluted:
Net earnings from continuing operations	$0.80	$0.80	$2.33	$1.11
Income from discontinued operations, net of tax	—	—	0.01	—

Net earnings	$0.80	$0.80	$2.34	$1.11

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Weighted average number of common shares outstanding (Note 9):
Basic	209.1	217.8	212.0	219.1
Diluted	209.7	218.5	212.5	220.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(In millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net earnings	$497.0	$244.4
Adjustments to reconcile net earnings to cash provided by operating activities:
(Income) loss from discontinued operations	(1.7)	0.1
Impairment charges	2.6	318.3
Depreciation and amortization	486.5	443.7
Provision for doubtful accounts receivable	26.3	9.3
Share-based compensation	20.2	22.0
Reversal of tax reserves	(46.3)	—
Deferred taxes	(41.2)	(131.2)
(Gain) loss on sale of investments and other assets	(11.2)	0.6
Other	23.3	19.2
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	29.2	(101.8)
Inventories	(82.6)	(61.5)
Prepaid expenses and other current assets	5.8	(12.9)
Accounts payable	(67.8)	31.7
Accrued liabilities and other	(149.7)	0.8

Net cash provided by operating activities of continuing operations	690.4	782.7
Net cash used in operating activities of discontinued operations	(0.8)	(0.5)

Net cash provided by operating activities	689.6	782.2

INVESTING ACTIVITIES
Capital expenditures	(238.7)	(321.1)
Acquisition of businesses, net of cash acquired	(121.5)	(1,929.1)
Proceeds from return of capital and sale of investments and other assets	42.9	7.0
Transfers from restricted cash	40.5	15.0

Net cash used in investing activities	(276.8)	(2,228.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,244.2
Net change in short-term debt	191.7	652.4
Payments of current maturities and long-term debt	(5.1)	(4.8)
Payments of credit facility borrowings	(400.0)	—
Proceeds from credit facility borrowings	275.0	—
Debt issuance costs	—	(13.1)
Issuance of common stock, net	2.2	102.1
Acquisition of common stock	(245.4)	(250.8)
Dividends paid	(165.8)	(171.0)

Net cash (used in) provided by financing activities	(347.4)	1,559.0

Effect of exchange rates on cash and cash equivalents	(8.7)	18.6
Net increase in cash and cash equivalents	56.7	131.6
Cash and cash equivalents at beginning of period	379.0	211.4

Cash and cash equivalents at end of period	$435.7	$343.0
Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	25.0	35.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended by Form 10-K/A filed with the SEC on May 6, 2008. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the Company’s current segment structure.

2. ACQUISITIONS

2008 Acquisitions

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

The Pro Line and another immaterial acquisition were recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. The allocation below is preliminary, as the final valuation of deferred taxes and tax contingencies has not been completed. The preliminary purchase price allocations for Pro Line and another immaterial acquisition are as follows:

Accounts receivable	$17.4
Inventories	7.7
Other current assets	0.9
Property, plant and equipment and other long-term assets	102.6
Amortizable intangible assets	15.5
Goodwill	30.9
Accounts payable and accrued liabilities	(29.7)
Deferred taxes—net	(7.5)
Long-term liabilities	(5.8)

Total purchase price—net of cash acquired	$132.0

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

On December 27, 2007, the Company acquired Cardinal Brands, Inc. (“Cardinal Brands”), a designer, developer and manufacturer of document-related business, consumer and hobby products. The purchase price for Cardinal Brands was approximately $121.6 million, net of cash acquired of $2.5 million and including acquisition costs of $3.9 million. Cardinal Brands’ operations are included in the U.S. Print and Related Services segment.

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

Restricted cash equivalents	$102.5
Accounts receivable	424.3
Inventories	178.0
Other current assets	11.5
Property, plant and equipment and other long-term assets	586.2
Intangible assets	621.1
Goodwill	790.9
Accounts payable and accrued liabilities	(328.7)
Postretirement and pension benefits and other long-term liabilities	(50.2)
Deferred taxes—net	(267.3)

Total purchase price—net of cash acquired	2,068.3
Debt assumed and not repaid	17.6

Net cash paid	$2,050.7

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2008 presents the combined results of operations of the Company and Pro Line as if the acquisition of Pro Line had occurred at January 1, 2008. The unaudited pro forma financial information for the three and nine months ended September 30, 2007 presents the combined results of operations of the Company and Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line as if the acquisition of each had occurred at January 1, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$2,864.6	$2,984.8	$8,808.9	$8,889.4
Net earnings	168.2	172.7	492.4	232.3
Earnings per share:
Basic	0.80	0.79	2.32	1.06
Diluted	0.80	0.79	2.32	1.05

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The unaudited pro forma results for the three months ended September 30, 2008 and 2007 include $32.2 million and $31.8 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma results for the nine months ended September 30, 2008 and 2007 include $97.8 million and $96.2 million, respectively, for the amortization of purchased intangibles. Also included in the pro forma financial information for the three and nine months ended September 30, 2008 are net restructuring and impairment charges of $23.4 million and $46.5 million, respectively, and for the three and nine months ended September 30, 2007, $19.9 million and $361.8 million, respectively (see Note 6).

3. INVENTORIES

	September 30, 2008	December 31, 2007
Raw materials and manufacturing supplies	$327.6	$300.7
Work-in-process	237.9	204.0
Finished goods	312.8	272.4
LIFO reserve	(86.9)	(67.6)

	$791.4	$709.5

4. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2008	December 31, 2007
Land	$95.1	$97.2
Buildings	1,175.1	1,164.9
Machinery and equipment	6,043.3	5,826.3

	7,313.5	7,088.4
Less: Accumulated depreciation	(4,641.6)	(4,362.4)

Total	$2,671.9	$2,726.0

Assets Held for Sale

As a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.2 million at September 30, 2008 and $11.0 million at December 31, 2007. These assets are included in other noncurrent assets in the Condensed Consolidated Balance Sheets and have been assessed for impairment based on their estimated fair value, less estimated costs to sell.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill	December 31, 2007	Dispositions	Acquisitions	Foreign Exchange and Other Adjustments	September 30, 2008
U.S. Print and Related Services	$2,544.5	$—	$30.9	$(8.0)	$2,567.4
International	720.4	—	—	(42.7)	677.7

	$3,264.9	$—	$30.9	$(50.7)	$3,245.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

During the three months ended September 30, 2008, the Company finalized its valuation of certain tax contingencies related to the 2006 acquisition of OfficeTiger Holdings Inc. (“OfficeTiger”). As a result, the Company recorded reductions of $15.0 million to goodwill and accrued liabilities. OfficeTiger’s operations are included in the International segment.

Other Intangible Assets	Gross Carrying Amount at January 1, 2008	Additions During the Year	Accumulated Amortization and Foreign Exchange	September 30, 2008	Weighted- Average Amortization Period
Trademarks, licenses and agreements	$21.9	$—	$(21.9)	$—	N/A
Patents	98.3	—	(56.1)	42.2	3.4 years
Customer relationship intangibles	1,449.5	15.6	(339.8)	1,125.3	9.7 years
Trade names	19.3	—	(4.5)	14.8	31.4 years
Indefinite-lived trade names	16.4	1.7	—	18.1	Indefinite

	$1,605.4	$17.3	$(422.3)	$1,200.4

Amortization expense for other intangibles was $32.2 million and $30.5 million for the three months ended September 30, 2008 and 2007, respectively, and $97.2 million and $86.3 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated annual amortization expense will be approximately $130 million for 2008, $129 million for 2009 through 2011, $117 million for 2012, and $115 million for 2013.

6. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2008 and 2007, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$16.3	$—	$0.4	$16.7	$9.5	$0.8	$1.5	$11.8
International	4.2	0.7	0.1	5.0	3.2	0.6	—	3.8
Corporate	1.1	0.6	—	1.7	1.0	3.3	—	4.3

	$21.6	$1.3	$0.5	$23.4	$13.7	$4.7	$1.5	$19.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the nine months ended September 30, 2008 and 2007, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$21.4	$2.4	$2.1	$25.9	$19.3	$1.1	$259.5	$279.9
International	14.6	2.3	0.2	17.1	10.1	3.0	58.8	71.9
Corporate	0.6	2.6	0.3	3.5	5.3	4.7	—	10.0

	$36.6	$7.3	$2.6	$46.5	$34.7	$8.8	$318.3	$361.8

For the three and nine months ended September 30, 2008, the Company recorded net restructuring charges of $21.6 million and $36.6 million, respectively, for employee termination costs for 1,338 employees, 1,232 of whom were terminated as of September 30, 2008, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. Additionally, the Company incurred other restructuring charges, including the lease termination and other facility closure costs of $1.3 million and $7.3 million, respectively, for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2008, the Company recorded $0.5 million and $2.6 million, respectively, of impairment charges for other long-lived assets.

For the three and nine months ended September 30, 2007, the Company recorded $1.5 million and $318.3 million, respectively, for impairment of assets, of which $316.1 million reflected the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in September 2007 to unify most of its printing and related services offerings under the single RR Donnelley brand. For the three and nine months ended September 30, 2007, the Company recorded net restructuring charges of $13.7 million and $34.7 million, respectively, for employee termination costs for 704 employees, all of whom were terminated as of September 30, 2008, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions, including the closing of one manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company incurred other restructuring charges, primarily lease termination costs, of $4.7 million and $8.8 million for the three and nine months ended September 30, 2007, respectively.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2008, the Company recorded $2.4 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Pro Line and Cardinal Brands.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restructuring Reserve

In addition to the 2008 restructuring actions, the Company initiated various restructuring actions in 2007 and prior years, which included the consolidation of operations and workforce reductions, for which restructuring reserves continue to be utilized. The reconciliation of the restructuring reserve as of September 30, 2008 is as follows:

	December 31, 2007	Restructuring Cost, Net		Cash Paid	September 30, 2008
		Charged to Results of Operations	Capitalized as a Cost of Acquisitions
Employee terminations	$32.8	$36.6	$1.4	$37.9	$32.9
Other	13.9	7.3	1.0	10.7	11.5

	$46.7	$43.9	$2.4	$48.6	$44.4

The Company anticipates that payments associated with employee terminations will be substantially completed by September of 2009.

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

7. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pension expense
Service cost	$21.5	$23.6	$64.4	$71.1
Interest cost	42.1	38.1	126.2	114.2
Expected return on assets	(66.7)	(60.4)	(199.9)	(181.2)
Amortization, net	(1.2)	(0.9)	(3.5)	(2.7)
Settlement	—	—	(0.1)	0.6

Net pension expense (benefit)	$(4.3)	$0.4	$(12.9)	$2.0

Postretirement benefits expense
Service cost	$3.1	$3.0	$9.3	$9.1
Interest cost	7.6	7.2	22.7	21.6
Expected return on assets	(4.1)	(3.8)	(12.2)	(11.4)
Amortization, net	(3.6)	(2.3)	(10.9)	(6.9)

Net postretirement benefits expense	$3.0	$4.1	$8.9	$12.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

8. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $6.4 million and $20.2 million for the three and nine months ended September 30, 2008, respectively. The total compensation expense related to all share-based compensation plans was $6.4 million and $22.0 million for the three and nine months ended September 30, 2007, respectively.

Stock Options

The Company granted 754,000 and 470,000 stock options during the nine months ended September 30, 2008 and 2007, respectively. The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of these stock options was determined using the following assumptions:

	2008 Grant	2007 Grant
Expected volatility	22.78%	20.34%
Risk-free interest rate	2.96%	4.52%
Expected life (years)	6.25	7.00
Expected dividend yield	3.31%	2.85%

The weighted average grant date fair value of these options was $5.63 and $7.84 per stock option for the grants in the first quarter of 2008 and 2007, respectively.

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2007	3,489	$29.64	4.4	$30.4
Granted	754	32.07	9.4
Exercised	(85)	29.66
Cancelled/forfeited/expired	(508)	41.41

Outstanding at September 30, 2008	3,650	$28.78	5.4	$6.2
Exercisable at September 30, 2008	1,001	$18.33	3.1	$6.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. The total intrinsic value of options exercised for the three and nine months ended September 30, 2008 was $0.2 million and $1.0 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Compensation expense recognized related to stock options for the three and nine months ended September 30, 2008 was $0.7 million and $1.8 million, respectively. Compensation expense recognized related to stock options for the three and nine months ended September 30, 2007 was $0.4 million and $1.9 million, respectively. As of September 30, 2008, there was $6.1 million of total unrecognized compensation expense related to stock options. That cost is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of September 30, 2008 and December 31, 2007 and changes during the nine months ended September 30, 2008 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	1,409	$33.16
Granted	1,032	28.25
Vested	(540)	32.96
Forfeited	(77)	33.08

Nonvested at September 30, 2008	1,824	$30.47

Compensation expense recognized related to restricted stock units for the three and nine months ended September 30, 2008 was $5.1 million and $16.5 million, respectively. Compensation expense recognized related to restricted stock units for the three and nine months ended September 30, 2007 was $5.7 million and $17.5 million, respectively. As of September 30, 2008, there was $35.0 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance Share Unit Awards

No performance share unit awards were granted during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company granted performance share unit awards to certain senior officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach 250% of the initial award. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. In addition, upon termination by the Company without cause, or by the senior officer for good reason or by reason of retirement, these awards will vest and be payable, if at all, on the same terms and conditions that would have applied had employment not been terminated (a pro rata portion only will vest in the case of retirement).

Compensation expense recognized related to performance share unit awards for the three and nine months ended September 30, 2008 was $0.6 million and $1.9 million, respectively. Compensation expense recognized related to performance share unit awards for the three and nine months ended September 30, 2007 was $0.3 million and $2.6 million, respectively. As of September 30, 2008, there was $3.6 million of unrecognized share-based compensation expense related to nonvested performance share unit awards. That cost is expected to be recognized over a weighted average period of 1.5 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. As of September 30, 2008, the Company purchased its full authorization of common stock under the terms of a share repurchase program approved by the Board of Directors. On October 29, 2008, the Company’s Board of Directors approved a new share repurchase, authorizing the repurchase of up to 10 million shares. During the nine months ended September 30, 2008, the Company purchased in the open market 10 million shares of its common stock at a total cost of $278.8 million, of which purchases of 8.6 million shares settled on or prior to September 30, 2008 at a total cost of $245.4 million.

9. EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$168.2	$175.0	$497.0	$244.4
Basic:
Weighted average number of common shares outstanding	209.1	217.8	212.0	219.1

Net earnings per share—basic	$0.80	$0.80	$2.34	$1.12

Diluted:
Dilutive options and awards (a)	0.6	0.7	0.5	1.2
Diluted weighted average number of common shares outstanding	209.7	218.5	212.5	220.3

Net earnings per share—diluted	$0.80	$0.80	$2.34	$1.11

Cash dividends paid per common share	$0.26	$0.26	$0.78	$0.78

(a)	For the three months ended September 30, 2008 and 2007, 2.0 million and 1.2 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive. For the nine months ended September 30, 2008 and 2007, 1.9 million and 0.9 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings, as reported	$168.2	$175.0	$497.0	$244.4
Translation adjustments	(37.6)	35.4	19.9	75.2
Change in fair value of derivatives and hedge reclassifications, net of tax	(19.3)	—	10.2	7.7
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(2.8)	(1.6)	(6.6)	(6.7)
Change in unrealized (loss) gain on investment, net of tax	—	0.4	(1.4)	0.5

Comprehensive income	$108.5	$209.2	$519.1	$321.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the three and nine months ended September 30, 2008, the changes in other comprehensive income were net of tax provision of $8.3 million and $9.8 million, respectively, related to unrealized foreign currency gains, tax benefit of $12.2 million and tax provision of $7.4 million, respectively, related to changes in the fair value of derivatives and hedge reclassifications and tax benefits of $1.7 million and $6.4 million related to the adjustment for net periodic pension and postretirement benefit cost. For the three and nine months ended September 30, 2007, the changes in other comprehensive income were net of tax benefits of $4.8 million and $4.9 million, respectively, related to unrealized foreign currency losses, $5.9 million of tax provision for the nine months ended September 30, 2007 related to changes in the fair value of derivatives and tax benefits of $2.0 million and $4.3 million, respectively related to the adjustment for net periodic pension and postretirement benefit cost.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2008
U.S. Print and Related Services	$2,147.8	$(4.4)	$2,143.4	$287.9	$109.3	$42.3
International	736.8	(15.6)	721.2	60.9	45.2	24.9

Total operating segments	2,884.6	(20.0)	2,864.6	348.8	154.5	67.2
Corporate	—	—	—	(42.4)	10.2	14.0

Total continuing operations	$2,884.6	$(20.0)	$2,864.6	$306.4	$164.7	$81.2

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2007
U.S. Print and Related Services	$2,168.1	$(6.4)	$2,161.7	$276.9	$103.0	$51.4
International	757.1	(8.8)	748.3	53.6	41.0	26.5

Total operating segments	2,925.2	(15.2)	2,910.0	330.5	144.0	77.9
Corporate	—	—	—	(36.1)	8.8	6.4

Total continuing operations	$2,925.2	$(15.2)	$2,910.0	$294.4	$152.8	$84.3

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2008
U.S. Print and Related Services	$6,559.7	$(13.9)	$6,545.8	$837.2	$7,669.2	$322.7	$143.6
International	2,282.4	(42.9)	2,239.5	148.3	3,053.8	132.9	72.6

Total operating segments	8,842.1	(56.8)	8,785.3	985.5	10,723.0	455.6	216.2
Corporate	—	—	—	(133.1)	1,214.1	30.9	22.5

Total continuing operations	$8,842.1	$(56.8)	$8,785.3	$852.4	$11,937.1	$486.5	$238.7

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2007
U.S. Print and Related Services	$6,350.8	$(18.1)	$6,332.7	$539.9	$7,646.3	$297.0	$189.8
International	2,186.7	(20.5)	2,166.2	92.6	3,523.9	120.6	114.9

Total operating segments	8,537.5	(38.6)	8,498.9	632.5	11,170.2	417.6	304.7
Corporate	—	—	—	(134.0)	1,232.7	26.1	16.4

Total continuing operations	$8,537.5	$(38.6)	$8,498.9	$498.5	$12,402.9	$443.7	$321.1

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

From time to time, the Company’s customers and others file voluntary petitions for reorganization or liquidation under United States bankruptcy laws. In such cases, certain pre-petition payments received by us could be considered preference items and subject to return to the bankruptcy administrator. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

13. DEBT

The Company’s debt consists of the following:

	September 30, 2008	December 31, 2007
Commercial paper	$483.8	$308.1
Credit facility borrowings	275.0	400.0
3.75% senior notes due April 1, 2009	399.9	399.9
4.95% senior notes due May 15, 2010	499.6	499.4
5.625% senior notes due January 15, 2012	624.4	624.3
4.95% senior notes due April 1, 2014	598.7	598.5
5.50% senior notes due May 15, 2015	499.5	499.4
6.125% senior notes due January 15, 2017	620.9	620.5
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	39.0	27.8

Total debt	4,389.8	4,326.9
Less: current portion	(1,191.7)	(725.0)

Long-term debt	$3,198.1	$3,601.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

14. INCOME TAXES

The Company’s unrecognized tax benefits at December 31, 2007 and September 30, 2008 were as follows:

Balance, December 31, 2007	$212.2
Additions for tax positions of the current period	8.9
Additions for tax positions of prior periods	4.1
Reductions for tax positions of prior periods	(47.4)
Settlements during the period	(11.2)
Lapses of applicable statutes of limitations	(2.5)
Foreign exchange and other	(1.8)

Balance, September 30, 2008	$162.3

As of September 30, 2008 and December 31, 2007, the Company had $162.3 million and $212.2 million, respectively, of unrecognized tax benefits. Of these unrecognized tax benefits at September 30, 2008, $47.4 million, if recognized, would decrease the effective income tax rate and increase net earnings. This potential impact on net earnings reflects the reduction of these unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items. The Company recognized $5.2 million and $6.9 million of previously unrecognized federal and international tax benefits, respectively, due to the resolution of audits during the three months ended September 30, 2008 and $36.1 million, $3.9 million and $7.4 million of previously unrecognized federal, state and international tax benefits, respectively, due to the resolution of audits during the nine months ended September 30, 2008. In addition, the Company had no settlements and $11.2 million, respectively, of previously unrecognized federal and state tax benefits during the three and nine months ended September 30, 2008, resulting in an increase in current taxes payable. As a result of these changes, the Company recorded $7.3 million and $8.4 million, respectively as a reduction of goodwill and $7.3 million and $46.3 million, respectively, as a decrease in income tax expense for the three and nine months ended September 30, 2008.

As of September 30, 2008, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $8.9 million due to resolution of audits or statute of limitations expirations related to state tax positions. The impact of these unrecognized tax benefits, if recognized, would increase net earnings or, in certain instances, decrease goodwill by $8.6 million and $0.3 million, respectively.

The Company has tax years from 2000 that remain open and subject to examination by the IRS, major state taxing authorities and major foreign tax jurisdictions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations was $1.9 million and $7.3 million, respectively, for the three and nine months ended September 30, 2008. Penalties in the amounts of $0.4 million and $1.0 million were recognized for the three and nine months ended September 30, 2008, respectively. The total interest expense related to tax uncertainties recognized in the Condensed Consolidated Statements of Operations was $3.5 million and $11.1 million, respectively, for the three and nine months ended September 30, 2007. Penalties in the amounts of $0.2 million and $0.7 million were recognized for the three and nine months ended September 30, 2007, respectively. Accrued interest of $67.9 million and $80.2 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively. Accrued penalties of $3.2 million and $4.0 million related to income tax uncertainties were recognized in other noncurrent liabilities on the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

15. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which was adopted in the first quarter of 2008 for financial assets and is effective in the first quarter of 2009 for non-financial assets. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The adoption of SFAS 157 for financial assets did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The Company has outstanding cross currency swaps with an aggregate notional value of $1,130.8 million. These swaps have been determined to be Level 2 under the fair value hierarchy in accordance with SFAS 157 and are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. At September 30, 2008, the fair market value of these cross currency swaps of $29.5 million was included in other noncurrent assets. The adoption of SFAS 157 for non-financial assets is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is effective for the Company in fiscal year 2009. SFAS 141(R) retains the fundamental requirements in Statement of Financial Accounting Standards No. 141, “Business Combinations” which requires that the acquisition method of accounting (formerly known as the purchase method) is used for all business combinations and changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS 141(R) retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. This standard is required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions. The Company continues to evaluate the impact of SFAS 141(R), and expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption to have a material effect on the Company’s consolidated financial position, annual results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. As the Company is not an insurance enterprise, this statement will not have a material effect on the Company’s consolidated financial position, annual results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is the world’s premier full-service provider of print and related services, including business process outsourcing. Founded more than 144 years ago, the Company provides products and solutions in commercial printing, direct mail, financial printing, print fulfillment, labels, forms, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

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

EXECUTIVE SUMMARY

Financial Performance: Three Months Ended September 30, 2008

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the three months ended September 30, 2008, from the three months ended September 30, 2007, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings	Net Earnings Per Diluted Share
For the three months ended September 30, 2007	$294.4	10.1%	$175.0	$0.80
2008 restructuring and impairment charges	(23.4)	(0.8%)	(15.0)	(0.07)
2007 restructuring and impairment charges	19.9	0.7%	12.1	0.05
Non-recurring tax benefits			(9.3)	(0.04)
Operations	15.5	0.7%	5.4	0.06

For the three months ended September 30, 2008	$306.4	10.7%	$168.2	$0.80

2008 restructuring and impairment charges: included $21.6 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $1.3 million of other restructuring costs, primarily lease termination costs; and $0.5 million for impairment of long-lived assets.

2007 restructuring and impairment charges: included $13.7 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $4.7 million of other restructuring costs, primarily lease termination costs; and $1.5 million for impairment of long-lived assets.

Non-recurring tax benefits: reflected a benefit of $9.3 million in 2007 from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom.

Operations: reflected lower net sales and operating income driven by the global economic slowdown that were more than offset by lower incentive compensation expense and the impact of the Cardinal Brands and Pro Line acquisitions. See further details in the review of operating results by segment that follows.

Financial Performance: Nine Months Ended September 30, 2008

The changes in the Company’s income from continuing operations, operating margin, net earnings and net earnings per diluted share for the nine months ended September 30, 2008, from the nine months ended September 30, 2007, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings	Net Earnings Per Diluted Share
For the nine months ended September 30, 2007	$498.5	5.9%	$244.4	$1.11
2008 restructuring and impairment charges	(46.5)	(0.5)%	(30.8)	(0.14)
2007 restructuring and impairment charges	361.8	4.2%	237.7	1.08
Non-recurring tax benefits			28.7	0.14
Discontinued operations			1.8	0.01
Operations	38.6	0.1%	15.2	0.14

For the nine months ended September 30, 2008	$852.4	9.7%	$497.0	$2.34

2008 restructuring and impairment charges: included $36.6 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $7.3 million of other restructuring costs, primarily lease termination costs; and $2.6 million for impairment of long-lived assets.

2007 restructuring and impairment charges: included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; pre-tax charges of $34.7 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $8.8 million of other restructuring costs, primarily lease termination costs; and $2.2 million for impairment of long-lived assets.

Non-recurring tax benefits: reflected a benefit of $38.0 million from the recognition in the nine months ended September 30, 2008 of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002 and a benefit of $9.3 million in 2007 from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom.

Operations: reflected higher operating income in the U.S. Print and Related Services segment, primarily driven by the Von Hoffmann, Cardinal Brands and Pro Line acquisitions and lower incentive compensation expense partially offset by the impacts of the global economic slowdown and lower pricing and volume in the International segment. See further details in the review of operating results by segment that follows.

Third quarter highlights

The unprecedented credit crisis and its impact on the economy and on our customers resulted in significant cutbacks in volume across nearly all products and services in the third quarter of 2008. On a consolidated pro forma basis, net sales declined approximately 4.0% (See Note 2 to the Condensed Consolidated Financial Statements). The most severe volume shortfalls were in the book and directory, financial, Europe, and business process outsourcing units. Despite the overall slowdown in demand for print and related services, the Company has continued to see success in renewing and extending existing customer contracts, expanding the scope of its services with existing customers and winning new business. The impact of these successes has partially offset the impacts of the economic crisis and should position the Company for stronger growth when the economy recovers.

The cost containment initiatives and restructuring activities put in place earlier in 2008, along with additional actions taken during the third quarter have helped to mitigate the significant volume shortfalls. In addition, the Company expects significantly lower full-year payouts under its employee incentive compensation plans. As a result, the Company reduced its accrued liabilities for these plans by approximately $41 million during the third quarter. This reversal resulted in lower expenses of approximately $80 million as compared to the third quarter of 2007 on a consolidated basis, with approximately $57 million, $12 million and $11 million reflected in the U.S. Print and Related Services segment, International segment and Corporate, respectively. The combined effect of these cost reduction actions resulted in third quarter income from continuing operations slightly above those of 2007’s third quarter.

The Company’s liquidity remains strong, though the credit crisis has increased the cost of short-term borrowings. Cash flows from continuing operations fell slightly from last year’s third quarter despite lower volume as a result from the global economic slowdown. In addition, capital expenditures for the nine months ended September 30, 2008 were $82.4 million lower compared to the nine months ended September 30, 2007. Due to reduced capacity and higher interest rates in the commercial paper market, the Company borrowed $275.0 million under its revolving credit facility during the third quarter. As of September 30, 2008, approximately $1.4 billion was available under the Company’s credit facilities.

OUTLOOK

Competition and Strategy

The print and related services industry in general continues to have excess capacity and remains highly competitive. The global economic slowdown has resulted in declining sales in recent months. Declines are expected to continue into 2009, with modest growth projected once the economy recovers. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. Management expects that prices for the Company’s products and services will therefore continue to be a focal point for customers in coming years. In this environment, the Company believes it needs to continue to lower its cost structure and focus on differentiating itself in its core print and related services.

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

The Company seeks to leverage its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related needs. The Company’s strategy includes making targeted acquisitions that offer customers greater capacity and flexibility and further secure the Company’s position as a leader in the industry. To attain its productivity goals, the Company has implemented a number of initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail inserts and book volumes. In the third quarter of 2008, this seasonal impact was more than offset by sales declines driven by the credit crisis and related slowdown in the world economy, along with the impact of foreign exchange rates. The Company expects a similar decline in sales volume for the fourth quarter of 2008.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades and formats and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. While prices for certain paper grades used by the Company increased in 2008, the overall paper price environment was mixed. Customers directly absorb the impact of increasing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that the paper supply is tightening, and there may be shortfalls in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies might also have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. The Company believes its logistics operations will continue to be able to pass a substantial portion of increases in fuel prices directly to its customers in order to offset the impact of these increases. However, the Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices have resulted in higher costs for the Company’s operations. The Company cannot predict the impact that possible future energy price increases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

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

Other Risk Factors

The Company’s annual review for impairment of goodwill is completed as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Since October 31, 2007, the date of the Company’s last annual review for impairment, the market value of the Company’s stock has declined significantly. Management has considered the resulting decline in the Company’s market capitalization in performing its assessment of whether an interim impairment review was required for any reporting units. As part of this assessment, management analyzed the potential declines in value of individual reporting units based on each units’ operating results for the nine months ended September 30, 2008 compared to expected results as of October 31, 2007. In addition, management considered how other key assumptions used in the last fiscal year’s annual impairment review could be impacted by recent market and economic events. Based on this interim assessment, management concluded that, as of September 30, 2008, no events or changes in circumstances indicated that it was more likely than not that the fair value of any reporting unit had declined below its carrying value. Nevertheless, the unprecedented credit crisis and the global economic downturn could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and may result in material impairments when the Company completes its annual impairment test as of October 31, 2008.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of the securities held by the plans during 2008 could materially reduce the funded status of the plans and affect the level of pension expense and required contributions in 2009 and future years. In addition, current market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could partially mitigate the effects of the lower asset returns.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

The following table shows the results of operations for the three months ended September 30, 2008 and 2007, which reflect the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$2,864.6	$2,910.0	$(45.4)	(1.6)%
Cost of sales (exclusive of depreciation and amortization shown below)	2,090.3	2,122.4	(32.1)	(1.5)%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	279.8	320.5	(40.7)	(12.7)%
Restructuring and impairment charges	23.4	19.9	3.5	17.6%
Depreciation and amortization	164.7	152.8	11.9	7.8%

Total operating expenses	2,558.2	2,615.6	(57.4)	(2.2)%

Income from continuing operations	$306.4	$294.4	$12.0	4.1%

Consolidated

Net sales for the three months ended September 30, 2008 decreased $45.4 million, or 1.6%, to $2,864.6 million versus the same period in the prior year. This decrease was due to volume and price declines across most products and services in the U.S. Print and Related Services segment. In the International segment, lower volume in print and media services within business process outsourcing and volume and price declines in Europe more than offset changes in foreign exchange rates and sales growth in Asia and Latin America.

Cost of sales (exclusive of depreciation and amortization) decreased $32.1 million to $2,090.3 million for the three months ended September 30, 2008 versus the same period in the prior year primarily due to lower sales across most products and services in the U.S. Print and Related Services segment. Cost of sales as a percentage of consolidated net sales slightly increased from 72.9% to 73.0% because the lower volume and unfavorable business mix more than offset the Company’s actions to reduce fixed costs and the lower expense for employee incentive compensation plans.

Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased $40.7 million compared to the same period in the prior year primarily due to lower incentive compensation. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.0% to 9.8%, which reflected lower incentive compensation and the continued efforts to reduce costs through improved productivity and restructuring actions.

For the three months ended September 30, 2008, the Company recorded a net restructuring and impairment provision of $23.4 million compared to $19.9 million in the same period of 2007. In 2008, these charges included $21.6 million for workforce reductions of 760 employees (of whom 692 were terminated as of September 30, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the closing of one Global Turnkey Solutions manufacturing facility within the International segment and closing of one financial facility within the U.S. Print and Related Services segment. In addition, the Company recorded $1.3 million of other restructuring costs for lease termination and other facility closure costs and $0.5 million for impairment charges of other long-lived assets. For the three months ended September 30, 2007, these charges included $13.7 million for workforce reductions of 249 employees (all of whom were terminated as of September 30, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions, including the closing of one manufacturing facility within the U.S. Print and Related Services segment. In addition, these charges included $4.7 million of other restructuring costs primarily related to lease terminations in exited facilities and $1.5 million for impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2008 and in future years as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $11.9 million to $164.7 million for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to acquisitions. Depreciation and amortization included $32.2 million and $30.5 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended September 30, 2008 and 2007, respectively.

Income from continuing operations for the three months ended September 30, 2008 was $306.4 million, compared to income from continuing operations of $294.4 million for the three months ended September 30, 2007. The increase was driven by acquisitions, lower incentive compensation, productivity efforts and the benefits achieved from procurement savings and restructuring activities, partially offset by volume declines and pricing pressures in both segments.

Net interest expense decreased by $2.9 million for the three months ended September 30, 2008 versus the same period in 2007, primarily due to lower interest rates on short-term debt and higher interest income earned on cash balances invested internationally.

Net investment and other income (expense) for the three months ended September 30, 2008 was expense of $1.1 million versus income of $0.5 million for the three months ended September 30, 2007.

The effective income tax rate for the three months ended September 30, 2008 was 32.0% compared to 25.1% for the same period in 2007. Included in income tax expense for the three months ended September 30, 2008 was a benefit of $7.3 million from the recognition of uncertain tax positions. Offsetting this benefit was a larger proportion of taxable income generated in higher tax jurisdictions and a higher effective tax rate on foreign earnings in 2008. The effective income tax rate for the three months ended September 30, 2007 included a benefit of $9.3 million from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom and a greater proportion of earnings generated in lower tax jurisdictions.

Net earnings from continuing operations for the three months ended September 30, 2008 was $168.2 million, or $0.80 per diluted share, compared to income from continuing operations of $175.0 million, or $0.80 per diluted share, for the same period in 2007. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 8.8 million, primarily resulting from the Company’s repurchases of 11.1 million shares of its common stock since September 30, 2007.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended September 30,
	2008	2007
	(in millions)
Net sales	$2,143.4	$2,161.7
Income from continuing operations	287.9	276.9
Operating Margin	13.4%	12.8%
Restructuring and impairment charges	16.7	11.8

	Net Sales for the Three Months Ended September 30,
Reporting unit(1)	2008	2007	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$640.1	$614.9	$25.2	4.1%
Books and directories	454.1	500.9	(46.8)	(9.3)%
Variable print	288.4	302.5	(14.1)	(4.7)%
Forms, labels and stock products	295.7	265.8	29.9	11.2%
Commercial	173.8	186.0	(12.2)	(6.6)%
Financial print	107.9	118.0	(10.1)	(8.6)%
Logistics	140.8	129.4	11.4	8.8%
Digital Solutions	42.6	44.2	(1.6)	(3.6)%

Total U.S. Print and Related Services	$2,143.4	$2,161.7	$(18.3)	(0.8)%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Net sales for the U.S. Print and Related Services segment for the three months ended September 30, 2008 were $2,143.4 million, a decrease of $18.3 million, or 0.8%, compared to the same period in 2007. Sales from the acquired facilities of Cardinal Brands and Pro Line increased sales by $62.0 million or 2.9%. The increases due to acquisitions were more than offset by volume and price declines across most products and services, with the exception of logistics services. Sales of catalogs, retail inserts, and magazines increased due to the Pro Line acquisition and new customer wins, which more than offset lower volume resulting from reduced advertising spending, price pressure and cost inflation pressures on customers. Sales of books and directories decreased due to continued lower volume and price in educational books and directories. Sales of variable printing products decreased due to lower direct mail volume. Sales of forms, labels and stock products increased driven by the Cardinal Brands acquisition and new customers, partially offset by price pressure and reduced demand from existing customers. Commercial printing sales decreased due to volume declines and price pressures resulting from the economic slowdown. Sales of financial printing decreased due to reductions in the number and size of capital market transactions. Sales of logistics services increased primarily due to higher fuel surcharges and increased mail services volume partially offset by lower print distribution volume. Sales of digital solutions decreased slightly due to lower volume from existing customers and price declines.

U.S. Print and Related Services segment income from continuing operations increased $11.0 million as a result of increased earnings from acquisitions, lower incentive compensation and improved productivity that were partially offset by the volume declines and competitive price pressures discussed above. Operating margin in the U.S. Print and Related Services segment increased from 12.8% to 13.4% for the three months ended September 30, 2008. Cost savings associated with restructuring activities and improved productivity coupled with lower incentive compensation more than offset the impacts of volume declines, cost inflation and price pressure.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2008	2007
	(in millions)
Net sales	$721.2	$748.3
Income from continuing operations	60.9	53.6
Operating Margin	8.4%	7.2%
Restructuring and impairment charges	5.0	3.8

	Net Sales for the Three Months Ended September 30,
Reporting unit	2008	2007	$ Change	% Change
	(in millions)
Business process outsourcing	$176.7	$204.2	$(27.5)	(13.5)%
Global Turnkey Solutions	104.1	110.8	(6.7)	(6.0)%
Europe	118.7	138.3	(19.6)	(14.2)%
Latin America	135.1	116.0	19.1	16.5%
Asia	132.0	122.4	9.6	7.8%
Canada	54.6	56.6	(2.0)	(3.5)%

Total International	$721.2	$748.3	$(27.1)	(3.6)%

Net sales for the International segment for the three months ended September 30, 2008 were $721.2 million, a decrease of $27.1 million, or 3.6%, compared to the same period in 2007. Net sales increased by approximately $25.5 million due to the impact of changes in foreign exchange rates. This increase, along with volume increases in Latin America and Asia, were more than offset by lower volume in the print and media and outsourcing services within business process outsourcing and declines and unfavorable pricing in the technology and telecommunications sector in Europe. Business process outsourcing net sales decreased, primarily due to lower volume and lost customers in the print and media services business, changes in foreign exchange rates and lower volume of outsourcing services. Global Turnkey Solutions net sales decreased slightly due to lower volume from existing customers partially offset by changes in foreign exchange rates. Net sales in Europe decreased due to volume declines, unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector, partially offset by increased sales of commercial print products and changes in foreign exchange rates. In Latin America, the net sales increase was the result of increased commercial printing and sales of forms, labels and books combined with changes in foreign exchange rates. Sales in Asia increased due to increased volume for technology products and changes in foreign exchange rates partially offset by lower capital market transaction volume and declines due to increased competition resulting in price pressure for export books and technology products. Net sales in Canada decreased slightly due to lower statement printing volume and sales of commercial print products.

Income from continuing operations increased from $53.6 million to $60.9 million for the three months ended September 30, 2008 due to lower incentive compensation and improved productivity that were offset by volume and price declines discussed above. Operating margins increased from 7.2% to 8.4% for the three months ended September 30, 2008 as a result of productivity improvement, cost reductions and lower employee incentive compensation that more than offset the volume and price declines.

Corporate

Corporate operating expenses in the third quarter of 2008 were $42.4 million, an increase of $6.3 million as compared to the same period in 2007. The increase was attributable to increases in LIFO inventory provisions and 2007 reductions in sales and use tax audit reserves, partially offset by lower employee benefit costs and expense for share-based and other incentive compensation plans.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AS

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table shows the results of operations for the nine months ended September 30, 2008 and 2007, which reflect the results of acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$8,785.3	$8,498.9	$286.4	3.4%
Cost of sales (exclusive of depreciation and amortization shown below)	6,452.0	6,218.2	233.8	3.8%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	947.9	976.7	(28.8)	(2.9)%
Restructuring and impairment charges	46.5	361.8	(315.3)	(87.1)%
Depreciation and amortization	486.5	443.7	42.8	9.6%

Total operating expenses	7,932.9	8,000.4	(67.5)	(0.8)%

Income from continuing operations	$852.4	$498.5	$353.9	71.0%

Consolidated

Net sales for the nine months ended September 30, 2008 increased $286.4 million, or 3.4%, to $8,785.3 million versus the same period in the prior year. Net sales increased $346.9 million or 4.1% due to the acquisitions of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line and $124.2 million or 1.5% from changes in foreign exchange rates. Offsetting these increases were volume and price declines across most products and services in the U.S. Print and Related Services segment due to the global economic slowdown. Additionally, volume and price declines in Europe related to sales of telecommunications and technology products impacted the International segment and offset growth in Latin America and Asia.

Cost of sales (exclusive of depreciation and amortization) increased $233.8 million to $6,452.0 million for the nine months ended September 30, 2008 versus the same period in the prior year primarily due to acquisitions and changes in foreign exchange rates. Cost of sales as a percentage of consolidated net sales increased from 73.2% to 73.4%, reflecting the impact of cost inflation and price pressures on net sales.

Selling, general and administrative expenses (exclusive of depreciation and amortization) decreased $28.8 million to $947.9 million for the nine months ended September 30, 2008 versus the same period in the prior year primarily due to lower incentive compensation expense partially offset by the acquisitions and a higher provision for doubtful accounts receivable. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.5% to 10.8%, which reflected lower incentive compensation expense and the continued efforts to reduce costs through improved productivity and restructuring actions.

For the nine months ended September 30, 2008, the Company recorded a net restructuring and impairment provision of $46.5 million compared to $361.8 million in the same period of 2007. In 2008, these charges included $36.6 million for workforce reductions of 1,338 employees (of whom 1,232 were terminated as of September 30, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $2.6 million of impairment charges of other long-lived assets and recorded $7.3 million of other restructuring costs. For the nine months ended September 30, 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names. In addition, these charges included $34.7 million for workforce reductions of 704 employees (all of whom were terminated as of September 30, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions including the closing of one manufacturing facility within the U.S. Print and Related Services segment. In addition, these charges included $8.8 million of other restructuring costs primarily related to lease terminations in exited facilities and $2.2 million for impairment of long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2008 and into 2009 as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $42.8 million to $486.5 million for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to acquisitions and capital expenditures. Depreciation and amortization included $97.2 million and $86.3 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the nine months ended September 30, 2008 and 2007, respectively.

Income from continuing operations for the nine months ended September 30, 2008 was $852.4 million, compared to $498.5 million for the nine months ended September 30, 2007. The nine months ended September 30, 2007 included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names. Also impacting the increase were acquisitions, productivity efforts, lower incentive compensation and the benefits achieved from procurement savings and restructuring activities, partially offset by declines in volumes, cost inflation and price pressures across both segments.

Net interest expense increased by $3.1 million for the nine months ended September 30, 2008 versus the same period in 2007, primarily due to increased short-term borrowings to finance share repurchases and the acquisitions of Cardinal Brands, Von Hoffmann and Pro Line.

Net investment and other income for the nine months ended September 30, 2008 and 2007 was $7.0 million and $2.3 million, respectively. In 2008, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million. For the nine months ended September 30, 2007, the Company recorded a gain of $1.1 million for the changes in fair value of the portion of derivative financial instruments that was ineffective as a net investment hedge.

The effective income tax rate for the nine months ended September 30, 2008 was 27.5% compared to 25.7% in the same period of 2007. The effective income tax rate for the nine months ended September 30, 2008 included the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of certain U.S. federal tax audits for the years 2000 – 2002. The 2007 effective tax rate included the tax benefit of $107.0 million associated with the $316.1 million non-cash charge for the write-off of the Moore Wallace, OfficeTiger and other trade names.

Net earnings from continuing operations for the nine months ended September 30, 2008 were $495.3 million, or $2.33 per diluted share, compared to $244.5 million, or $1.11 per diluted share, for the same period in 2007. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 7.8 million, primarily resulting from the Company’s repurchases of 11.1 million shares of its common stock since September 30, 2007.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Net sales	$6,545.8	$6,332.7
Income from continuing operations	837.2	539.9
Operating Margin	12.8%	8.5%
Restructuring and impairment charges	25.9	279.9

	Net Sales for the Nine Months Ended September 30,
Reporting unit(1)	2008	2007	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$1,856.3	$1,794.1	$62.2	3.5%
Books and directories	1,358.5	1,314.2	44.3	3.4%
Variable print	922.1	925.8	(3.7)	(0.4)%
Forms, labels and stock products	891.9	789.2	102.7	13.0%
Commercial	534.6	572.1	(37.5)	(6.6)%
Financial print	425.7	446.0	(20.3)	(4.6)%
Logistics	425.5	370.1	55.4	15.0%
Digital Solutions	131.2	121.2	10.0	8.3%

Total U.S. Print and Related Services	$6,545.8	$6,332.7	$213.1	3.4%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Net sales for the U.S. Print and Related Services segment for the nine months ended September 30, 2008 were $6,545.8 million, an increase of $213.1 million, or 3.4%, compared to the same period in 2007. Sales from the acquired facilities of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line increased sales by $333.8 million or 5.3%. The increases due to acquisitions were offset by volume and price declines across most products and services, with the exception of logistics services, forms, labels and stock products and digital solutions. Sales of magazines, catalogs and retail inserts increased due to acquisitions and new catalog customers, which more than offset lower volume resulting from reduced advertising spending and lower volume from existing customers. Sales of books and directories increased due to acquisitions that more than offset the impact of lower prices from major customer contract renewals and reduced volume in sales of directories. Sales of variable printing products decreased slightly due to lower direct mail sales and reduced fulfillment and distribution volume. Sales of forms, labels and stock products increased due to acquisitions and new customer growth, partially offset by lower sales of forms, resulting from increased price pressure and lower demand for consumable forms products. Commercial printing sales decreased due to volume declines resulting from the economic slowdown. Sales of financial printing decreased due to decreases in the size and number of capital market transactions. Sales of logistics services increased primarily due to higher fuel surcharges. Sales of digital solutions grew due to acquisitions and increased volume from new customers.

U.S. Print and Related Services segment income from continuing operations increased $297.3 million mostly due to the $257.4 million non-cash charge in 2007 for the write-off of the Moore Wallace and other trade names. In addition, acquisitions, lower incentive compensation expense and improved productivity were partially offset by the volume declines and competitive price pressures discussed above. Operating margins in the U.S. Print and Related Services segment increased from 8.5% to 12.8% for the nine months ended September 30, 2008. Of the margin increase, 3.9 percentage points were attributable to lower restructuring and impairment charges, including the write-off in 2007 of the Moore Wallace and other trade names. In addition, lower employee incentive compensation cost and continued productivity efforts partly offset the impact of reduced volume, price pressure and cost inflation.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Net sales	$2,239.5	$2,166.2
Income from continuing operations	148.3	92.6
Operating Margin	6.6%	4.3%
Restructuring and impairment charges	17.1	71.9

	Net Sales for the Nine Months Ended September 30,
Reporting unit	2008	2007	$ Change	% Change
	(in millions)
Business process outsourcing	$574.5	$594.9	$(20.4)	(3.4)%
Global Turnkey Solutions	364.0	325.1	38.9	12.0%
Europe	379.9	415.9	(36.0)	(8.7)%
Latin America	369.1	317.3	51.8	16.3%
Asia	368.3	337.9	30.4	9.0%
Canada	183.7	175.1	8.6	4.9%

Total International	$2,239.5	$2,166.2	$73.3	3.4%

Net sales for the International segment for the nine months ended September 30, 2008 were $2,239.5 million, an increase of $73.3 million, or 3.4%, compared to the same period in 2007. Net sales increased approximately $124.2 million or 5.7% due to the impact of changes in foreign exchange rates and $13.1 million or 0.6% due to acquisitions. Additionally, volume increases in most units were more than offset by declines in the technology and telecommunications products in Europe, lower volume in print and media and outsourcing services within business process outsourcing and the impact of ongoing price pressures. Business process outsourcing net sales decreased due to lower volume and lost customers in print and media and outsourcing services partially offset by volume growth driven by a large new customer contract from the second quarter of 2007. Global Turnkey Solutions net sales increased due to the impacts of changes in foreign exchange rates and volume growth from existing customers. Net sales in Europe decreased due to volume declines, unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector, partially offset by the impact of changes in foreign currency rates and increased commercial print product sales. In Latin America, the net sales increase was the result of changes in foreign exchange rates, combined with an increase in sales of books, forms and commercial printing. Sales in Asia increased due to foreign exchange rates and increased volume in the technology sector, partially offset by declines due to increased competition resulting in price pressure in the export book market and technology and telecommunications sectors. Substantially all of the increased net sales in Canada were due to the impact of foreign exchange rates.

Income from continuing operations increased $55.7 million as the impact of the $58.7 million non-cash charge in 2007 for the write-off of the OfficeTiger and other trade names and lower incentive compensation expense was partially offset by declines in the technology and telecommunications sector in Europe. Operating margins increased from 4.3% to 6.6% for the nine months ended September 30, 2008. Lower restructuring and impairment charges drove a 2.5 percentage point margin increase, partially offset by the negative impact of volume and price declines.

Corporate

Corporate operating expenses for the nine months ended September 30, 2008 were $133.1 million, a decrease of $0.9 million compared to the same period in 2007. The decrease was driven by lower restructuring and impairment charges of $6.5 million, decreases in employee benefit and incentive compensation costs and cost reductions from productivity efforts and restructuring actions mostly offset by increases in LIFO inventory provisions and a higher provision for doubtful accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company believes it has sufficient liquidity to support ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the board of directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock or debt repurchases based upon market conditions. Additional sources of liquidity include cash and cash equivalents of $435.7 million at September 30, 2008 and a commercial paper program and credit facilities described under “Capital Resources” below. The severe credit crisis has increased the Company’s borrowing costs, but has not negatively impacted its ability to finance ongoing needs.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $690.4 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of continuing operations of $782.7 million for the same period last year. The decrease reflected higher interest payments from the issuance of approximately $1.25 billion of debt in January 2007 to fund a portion of the acquisitions of Banta and Perry Judd’s, a larger decrease in accounts payable due to the timing of vendor payments, lower inventory turnover and higher cash payments for income taxes, partially offset by a larger decrease in accounts receivable. The reduction in incentive compensation expense that increased net earnings for both the three and nine months ended September 30, 2008 did not impact the 2008 net cash provided by operating activities of continuing operations. This reduction will impact net cash provided by continuing operations in the first quarter of 2009, as compared to the first quarter of 2008, as most incentive compensation is paid in the first quarter.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2008 was $276.8 million versus net cash used in investing activities of continuing operations of $2,228.2 million for the nine months ended September 30, 2007. Net cash used for acquisition of businesses in the nine months ended September 30, 2008 included $132.0 million for the acquisitions of Pro Line and another smaller acquisition offset by proceeds of $10.5 million from purchase price adjustments related to previous acquisitions. In the nine months ended September 30, 2007, net cash used for acquisitions included $1,929.1 million for the acquisitions of Banta, Perry Judd’s and Von Hoffmann. The Company received proceeds from the sale of investments and other assets of $42.9 million in 2008, which included $27.3 million of net proceeds from the sale of certain investment securities related to the planned liquidation of a captive insurance subsidiary. The Company received transfers of $40.5 million of restricted cash in 2008 due to the release of excess funding from a trust associated with the Company’s acquisition of Banta. Capital expenditures were $238.7 million, a decrease of $82.4 million compared to the nine months ended September 30, 2007, reflecting lower spending on U.S. capacity growth due to the impact of acquisitions completed in 2007 and lower spending internationally in Europe, Asia and business process outsourcing platforms. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2008 will be approximately $365 million.

Cash Flows From Financing Activities

Net cash used in financing activities of continuing operations for the nine months ended September 30, 2008 was $347.4 million compared to net cash provided by financing activities of $1,559.0 million in the same period of 2007. The net change in short-term debt was a cash inflow of $191.7 million in the nine months ended September 30, 2008 due to the issuance of commercial paper. In 2008, $400.0 million was used to pay down 2007 borrowings under the revolving credit facility. In three months ended September 30, 2008, the Company borrowed $275.0 million under its revolving credit facility. The net change in short-term debt for the nine months ended September 30, 2007 was a cash inflow of $652.4 million due to borrowings under the revolving credit facility and the issuance of commercial paper related to the Banta, Perry Judd’s and Von Hoffmann acquisitions. In the nine months ended September 30, 2007, the Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. Additionally, $245.4 million was utilized during the nine months ended September 30, 2008 to acquire 8.6 million shares of common stock under the Company’s share repurchase program compared to $250.8 million to acquire 6.1 million shares of common stock in the same period in 2007. In the nine months ended September 30, 2007, the Company received proceeds of $102.1 million from exercises of stock options.

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for the nine months ended September 30, 2008 was $0.8 million, compared to net cash used by discontinued operations in the prior year of $0.5 million, consisting of lease and maintenance payments related to facilities vacated by the Company’s package logistics business.

Dividends

During the nine months ended September 30, 2008, the Company paid cash dividends of $165.8 million. On October 29, 2008, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 1, 2008 to shareholders of record on November 13, 2008.

CAPITAL RESOURCES

The Company has a $2.0 billion unsecured and committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. In the event that the entire Facility were utilized, the Company would not be in violation of those financial covenants. The Company pays an annual commitment fee of 0.08% and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 6, 2012. As of September 30, 2008, there were $275.0 million of borrowings outstanding under the Facility. The Company also has $213.3 million in credit facilities outside of the U.S., which are uncommitted. As of September 30, 2008, the Company had $45.1 million in outstanding letters of credit, of which $38.8 million reduced availability under the Facility and $3.4 million reduced availability under other uncommitted facilities outside of the U.S. Additionally, as of September 30, 2008, there were $483.8 million of borrowings under the Company’s $2.0 billion commercial paper program. At September 30, 2008, approximately $1.4 billion was available under the Company’s credit facilities, of which $1.2 billion was available under the Facility.

The credit markets, including the commercial paper markets in the United States, have recently experienced adverse and extremely volatile conditions. Continuing volatility in the capital markets has increased costs associated with issuing commercial paper or other debt instruments due to increased spreads over relevant interest rate benchmarks or affect the Company’s ability to access the credit markets. Due to the significant reduction of liquidity in the commercial paper market, the Company borrowed $275.0 million under its revolving credit facility in the third quarter and $150.0 million since September 30, 2008. These borrowings were primarily used to refinance the outstanding commercial paper balance. Notwithstanding these adverse market conditions, we currently believe that current cash balances and cash generated by operations, together with access to external sources of funds described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

A significant downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. A downgrade of our short-term credit ratings would impact our ability to borrow under our commercial paper program by negatively impacting borrowing costs and causing shorter durations, as well as potentially limiting access. In addition, the failure of a financial institution supporting the Facility would reduce the size of our committed facility, unless a replacement institution were added. Currently, the Facility is supported by 17 U.S and international financial institutions.

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

During the nine months ended September 30, 2008, the Company purchased in the open market approximately 10.0 million shares of its common stock at a total cost of $278.8 million, of which purchases of 8.6 million shares settled on or prior to September 30, 2008 at a total cost of $245.4 million. All of these repurchases were funded with cash on hand and commercial paper borrowings.

The Company was in compliance with its debt covenants as of September 30, 2008.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. At September 30, 2008, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $791.8 million of short-term debt, the majority of which is commercial paper and short-term LIBOR based borrowings under the Facility.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and the Company may enter into foreign currency forward contracts to hedge that currency risk. As of September 30, 2008, the aggregate notional amount of outstanding forward contracts was approximately $167.1 million. Unrealized gains and losses from these foreign currency contracts were not significant at September 30, 2008. The Company does not use derivative financial instruments for trading or speculative purposes.

As of September 30, 2008, the Company had outstanding cross currency swaps with an aggregate notional value of $1,130.8 million: British pound sterling (“GBP”) 370.0 million, which exchange GBP for U.S. dollars; Euro (“EUR”) 182.7 million, which exchange EUR for U.S. dollars; and GBP 125.0 million, which exchange GBP for EUR. These swaps required the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the

GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. These swaps expire in 2010 ($637.0 million notional amount) and 2015 ($493.8 million notional amount). The Company had designated $675.8 million of the swaps as a cash flow hedge of the variability of the forecasted cash receipts from GBP denominated intercompany loans and $455.0 million of the swaps as a hedge of a net investment of GBP and EUR denominated foreign operations. At September 30, 2008, the fair market value of these cross currency swaps of $29.5 million was included in other noncurrent assets.

The Company assesses the effectiveness of our cross currency swaps on a quarterly basis. During the third quarter ended September 30, 2008, the Company has taken into account the impact of the current credit crisis in assessing the risk of counterparty default. On October 15, 2008, the Company terminated its outstanding cross currency swaps. This termination resulted in net cash proceeds to the Company of $22.5 million and recognition of a pretax loss of $9.9 million in the three months ending December 31, 2008.

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

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	our ability to access unsecured debt in the capital markets and our beliefs regarding the reliability of the participants to our contractual lending and insurance agreements;

•

factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets that affect demand for financial printing, changes in advertising markets, the rate of migration from paper-based forms to digital formats, customers’ budgetary constraints, and customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations and financial strengths;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel);

•	changes in ratings of our debt securities as a result of financial community and rating agency perceptions of our business, operations, financial condition and the industry in which we operate;

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2008—July 31, 2008	875,800	28.40	875,800	5,000,000
August 1, 2008—August 31, 2008	1,150,816	27.41	1,147,500	3,852,500
September 1, 2008—September 30, 2008	3,852,500	25.72	3,852,500	—
Total	5,879,116	26.45	5,875,800	—

(1)	As of December 31, 2007, the Company was authorized under the terms of its share repurchase program to repurchase approximately 6.3 million shares. Such purchases may be made from time to time and discontinued at any time. On February 22, 2008, the Company’s Board of Directors increased the share repurchase program by approximately 3.7 million shares, taking the total number of shares authorized for repurchase to 10 million shares. As of September 30, 2008, there were no remaining shares authorized for repurchase. On October 29, 2008, the Company’s Board of Directors approved a new share repurchase, authorizing the repurchase of up to 10 million shares.
(2)	Includes shares withheld for tax liabilities upon vesting of equity awards.

Item 6. Exhibits

2.1	Agreement for the Sale and Purchase of The Astron Group Limited between R.R. Donnelley & Sons Company and PPV Nominees Limited, David Mitchell, Richard Baker, Mark Haselden, Orbis Trustees Jersey Limited as trustees of the Nomad Trust, e-doc Group Employee Benefit Trustees Limited, Kay Smith, Mark Underwood, Thomas Roy Patterson, Kevin Woor, Anthony Hall, John Farmer, Michael Reed and RRD Inks Limited, an indirect wholly owned subsidiary of R.R. Donnelley & Sons Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated April 16, 2005, filed on April 21, 2005)

2.2	Agreement and Plan of Merger, dated as of October 31, 2006, among Banta Corporation, R.R. Donnelley & Sons Company and Soda Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 31, 2006, filed on November 1, 2006)

2.3	Stock Purchase Agreement, dated as of January 2, 2007, by and among Visant Corporation, R.R. Donnelley & Sons Company and, solely for purposes of Section 5.8 thereof, Visant Holding Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2007, filed on January 8, 2007)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 2, 2007)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 13, 2007, filed on December 18, 2007)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on August 2, 2007)*

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 28, 2008, filed on July 14, 2008)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2001 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002)*

10.13	2003 Long Term Incentive Plan, as amended October 15, 2003 (incorporated by reference to Exhibit 10.12 to Moore Wallace Incorporated’s (Commission file number 1-8014) Annual Report on
Form 10-K for the fiscal year ended December 31, 2003, filed March 1, 2004)*

10.14	Amendment to 2003 Long Term Incentive Plan dated February 27, 2004 (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.19	Form of Performance Share Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.23	Form of Restricted Stock Unit Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Restricted Stock Unit Award Agreement for executive officers (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.25	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.27	Amended and Restated Employment Agreement dated as of April 30, 2007 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2007, filed on May 1, 2007)*

10.28	Amended and Restated Employment Agreement dated as of May 8, 2007 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007)*

10.29	Amendment to the Amended and Restated Employment Agreement dated as of November 5, 2002 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 9, 2005)*

10.30	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.31	Amended and Restated Employment Agreement dated as of October 29, 2007 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed on October, 30 2007)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by
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

Date: November 5, 2008