Form 10-K
period 2008-12-31
RR Donnelley & Sons Co
filed 2009-02-25
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $6,245,926,242.

As of February 20, 2009, 205,208,132 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

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

Business acquisitions

On January 2, 2009, the Company acquired the assets of PROSA, a web printing company located in Santiago, Chile. PROSA’s operations, which produce magazines, catalogs, retail inserts and soft-cover textbooks, will be included in the International segment.

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. Pro Line’s operations are included in the U.S. Print and Related Services segment.

On December 27, 2007, the Company acquired Cardinal Brands, Inc. (“Cardinal Brands”), a designer, developer and manufacturer of document-related business, consumer and hobby products. Cardinal Brands has manufacturing operations in the United States and Mexico. Cardinal Brands’ operations are included in the U.S. Print and Related Services segment.

On May 16, 2007, the Company acquired Von Hoffmann, a leading U.S. based printer of books and other products that serves primarily the education, trade and business-to-business catalog sectors, from Visant Corporation. Von Hoffmann’s operations are included in the U.S. Print and Related Services segment.

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

The U.S. Print and Related Services segment accounted for approximately 75% of the Company’s consolidated net sales in 2008.

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

The International segment accounted for approximately 25% of the Company’s consolidated net sales in 2008.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans, primarily components of net pension and postretirement benefits expense other than service cost, are included in Corporate and not allocated to operating segments.

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

Competition and strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. The global economic slowdown resulted in declining industry sales throughout 2008, most significantly in the second half of the year. Industry sales declines are expected to continue in 2009 and possibly longer, with modest growth projected once the economy recovers. The additional excess capacity created by these declining volumes has resulted in intensified price competition. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. In the current economic environment, the Company believes it needs to continue to lower its cost structure and focus on differentiating its product and service offerings in its core print and related services.

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand and internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to leverage distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to leverage its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services needs. The Company also believes that its strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. In the current economic environment, the Company’s financial strength is therefore seen as a competitive advantage. The Company has made targeted acquisitions that offer customers greater capacity and flexibility and further secure the Company’s position as a leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. During 2008, the seasonality impact was significantly lower as compared to 2007 due to the volume declines driven by the credit crisis and related slowdown in the global economy, along with the impact of foreign exchange rates. The Company expects the seasonality impact in future years to be more in line with historical patterns; however, the Company cannot predict the timing of an economic recovery.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. While prices for certain paper grades used by the Company increased in 2008, the overall paper price environment was mixed. Customers directly absorb the impact of increasing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically been able to raise its prices to cover a substantial portion of paper cost increases. Contractual arrangements and industry practice should support the Company’s continued ability to pass on paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. During the last quarter of 2008, crude oil prices dropped substantially, resulting in lower fuel costs in the last quarter of 2008. The price of crude oil, however, is expected to remain volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of any increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices in recent years have resulted in higher manufacturing costs for certain of the Company’s operations. The Company expects the worldwide economic slowdown to result in comparatively lower energy prices in 2009 as compared to 2008. However, the Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On May 12, 2008, new postage rates went into effect for all mail classes in the United States. The new rates increased the cost of mailing by approximately 2.9%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. A 2009 postal rate increase will become effective in the second quarter based on the new pricing process developed under the Act. As a leading provider of print logistics and the largest mailer of standard mail in the United States, the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services are expected to be impacted by changes in the postal rates. In addition, the Company has developed innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Customers

For each of the years ended December 31, 2008, 2007 and 2006, no customer accounted for 10% or more of the Company’s consolidated net sales.

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

Employees

As of December 31, 2008, the Company had approximately 62,000 employees.

Available Information

We maintain an Internet website at www.rrdonnelley.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

In June 2008, the Company submitted to the New York Stock Exchange a certificate of the Chief Executive Officer of the Company certifying that he is not aware of any violation by the Company of New York Stock Exchange corporate governance listing standards. The Company also filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and amendments thereto certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.

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

•

successful execution and integration of acquisitions and the performance of the Company’s operations following the acquisitions of OfficeTiger, Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands, Pro Line and PROSA;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access unsecured debt in the capital markets and the participants’ ability to perform to our contractual lending and insurance agreements;

•

factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets, changes in advertising markets, the rate of migration from paper-based forms to digital formats, customers’ budgetary constraints, and customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations and financial strength;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel) or in the prices received for the sale of by-products;

•

changes in ratings of the Company’s debt securities, as a result of financial community and rating agency perceptions of the Company’s business, operations, financial condition and the industry in which the Company operates;

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•

the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, environmental compliance (including the emission of greenhouse gases and other air pollution controls), health and welfare benefits, price controls and other regulatory matters and the cost, which could be substantial, of complying with these laws and regulations;

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of labor disruptions or labor shortages;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effect of economic weakness and constrained advertising spending;

•	uncertainty about future economic conditions;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	the possibility of a regional or global health pandemic outbreak;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

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

Risks Relating to the Businesses of the Company

The recent global market and economic conditions, as well as the effects of these conditions on our customers’ businesses, has adversely affected the Company and those effects could continue.

Global economic conditions affect our customers’ businesses and the markets they serve. Demand for advertising tends to correlate with changes in the level of economic activity in the markets our customers serve. Because a significant part of our business relies on our customers’ advertising spending, the prolonged downturn in the global economy and an uncertain economic outlook has reduced the demand for printing and related services that we provide these customers. Economic weakness and constrained advertising spending have resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. We have experienced, and expect to experience in the future, reduced demand for our businesses due to the current financial turmoil affecting the banking system and financial markets, conditions in the residential real estate and mortgage markets, access to credit and other macroeconomic factors affecting spending behavior. In addition, customer difficulties have resulted, and will result in the future, in increases in bad debt write-offs and our allowance for doubtful accounts receivable. In particular, our exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse affect on our results of operations. We also have experienced, and expect to experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs and increases in pension and postretirement benefit expenses and funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in our customers’ spending are expected to have an adverse effect on demand for our products and services, and consequently our results of operations, financial position and cash flow and those adverse affects could be material. Finally, economic downturns may affect our credit ratings, which, if downgraded, could impact our ability to borrow under our commercial paper program and borrowing costs could increase.

Fluctuations in the costs of paper, ink, energy and other raw materials may adversely impact the Company.

Purchases of paper, ink, energy and other raw materials represent a large portion of the Company’s costs. Increases in the costs of these inputs may increase the Company’s costs, and the Company may not be able to pass these costs on to customers through higher prices. In addition, the Company may not be able to resell waste paper and other by-products or the prices received for their sale may decline substantially. Increases in the cost of materials may adversely impact our customers’ demand for printing and related services.

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

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result. A decline in the financial condition of our customers would hinder the Company’s ability to collect amounts owed by customers. In addition, such a decline would result in lower demand for the Company’s products and services. A continued lack of liquidity in the capital markets or a sustained period of unfavorable economic conditions will increase our exposure to credit risks and result in increases in write-offs of doubtful accounts receivable and in our allowance for doubtful accounts.

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

Achieving the anticipated benefits of acquisitions, including the 2008 acquisition of Pro Line, will depend in part upon the Company’s ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, the Company may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization, systems integration, and more comprehensive product and service offerings.

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

The Company provides health care and other benefits to both employees and retirees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the Company’s cost to provide such benefits could increase, adversely impacting the Company’s profitability. In addition, the funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of the securities held by plans materially reduced the funded status of the plans in 2008 and could materially reduce the funded status of the plans in 2009 and future years. Such a reduction affects the level of pension expense and required contributions in future years. Current market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. If the current economic crisis continues for an extended period of time, our costs and required cash contributions associated with pension plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations outside the United States accounted for approximately 25% of the Company’s consolidated net sales for the year ended December 31, 2008. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate.

The Company is exposed to significant risks related to potential adverse changes in currency exchange rates.

The Company is exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which it does business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign currency forward contracts to hedge the currency risk. We cannot be sure, however, that the Company’s efforts at hedging will be successful. There is always a possibility that attempts to hedge currency risks will lead to even greater losses than predicted.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

The Company holds material amounts of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, particularly a continued decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived assets, or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our consolidated results of operations and financial position.

Risks Related to Our Industry

The highly competitive market for the Company’s products and industry consolidation may create adverse pricing pressures.

The markets for the majority of the Company’s product categories are highly fragmented and the Company has a large number of competitors. We believe that excess capacity in the Company’s markets has caused downward pricing and that this trend may continue. In addition, consolidation in the markets in which the Company competes may increase competitive pricing pressures due to competitors lowering prices as a result of synergies achieved.

The substitution of electronic delivery for printed materials may adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumer acceptance of electronic delivery is uncertain, as is the extent to which consumers are replacing traditional reading of print materials with online, hosted media content, and we have no ability to predict the rates of acceptance of these alternatives. To the extent that consumers, our customers and regulators accept these alternatives, many of our products, such as books, directories, statement printing and forms, may be adversely affected.

Changes in the rules and regulations to which the Company is subject may increase the Company’s costs.

The Company is subject to numerous rules and regulations, including, but not limited to, product safety, environmental and health and welfare benefit regulations. These rules and regulations may be changed by local, state or federal governments in countries in which the Company operates. Changes in these regulations may result in a significant increase in the Company’s costs to comply. Compliance with changes in rules and regulations could require increases to the Company’s workforce, increased cost for compensation and benefits, or investments in new or upgraded equipment.

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

Postal costs are a significant component of many of our customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. Any resulting decline in print volumes mailed would have an adverse effect on the Company’s business.

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

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2008, the Company leases or owns 381 U.S. facilities, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 41.4 million square feet. The Company leases or owns 224 international facilities encompassing approximately 9.0 million square feet in Canada, Latin America, South America, Europe, and Asia. Of our U.S. and international facilities, approximately 31.8 million square feet of space is owned, while the remaining 18.6 million square feet of space is leased.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in twelve federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. Our understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. We have established reserves that we believe to be adequate to cover our share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2008.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 46, President and Chief Executive Officer	2004	Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as RR Donnelley’s Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated and its predecessor, Moore Corporation Limited that included: Executive Vice President—Business Integration since May 2003; and Executive Vice President—Office of the Chief Executive from January 2003 until May 2003.

Suzanne S. Bettman 44, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004	Served as RR Donnelley’s Executive Vice President, General Counsel, Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004. Prior to this, served as Group Managing Director, General Counsel of Huron Consulting Group LLC (a financial and operational consulting firm) from September 2002 to February 2004.

Andrew B. Coxhead 40, Senior Vice President, Controller and Chief Accounting Officer	2007	Served as Senior Vice President, Controller since October 2007. Prior to this, served as Vice President, Assistant Controller since September 2006. Prior to this, from 1995 until 2006, served in a series of assignments in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions.

Dan L. Knotts 44, Group President	2007	Served as RR Donnelley’s Group President since April 2007. Prior to this, served as Executive Vice President, Chief Operating Officer, Global Print Solutions since January 2007. Prior to this, from 1986 until 2007, served in various capacities with RR Donnelley, including Group Executive Vice President, Operations, Publishing and Retail Services and President, Catalog/Retail/Magazine Solutions, RR Donnelley Print Solutions.

Miles W. McHugh 44, Executive Vice President and Chief Financial Officer	2006	Served as RR Donnelley’s Executive Vice President and Chief Financial Officer since October 2007. Prior to this, served as Senior Vice President, Controller since June 2006. Prior to this, served as the Chief Financial Officer of RR Donnelley Logistics since 2004 and as Assistant Controller of RR Donnelley since October 2003. Served previously as Controller for DPL, Inc., parent company of the Dayton Power and Light Company.

John R. Paloian 50, Chief Operating Officer	2004	Served as RR Donnelley’s Chief Operating Officer since April 2007. Served previously as Group President, Global Print Solutions since March 2004.

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the New York Stock Exchange and the Chicago Stock Exchange.

As of February 16, 2009, there were approximately 9,302 stockholders of record of our common stock. Quarterly prices of the Company’s common stock, as reported on the New York Stock Exchange-Composite Transactions, and dividends paid per share during the years ended December 31, 2008 and 2007, are contained in the chart below:

	Dividends Paid		Common Stock Prices
			2008		2007
	2008	2007	High	Low	High	Low
First Quarter	$0.26	$0.26	$38.19	$28.52	$38.71	$34.58
Second Quarter	0.26	0.26	33.29	28.82	44.34	36.52
Third Quarter	0.26	0.26	30.00	22.72	45.25	32.59
Fourth Quarter	0.26	0.26	24.46	9.53	40.98	35.01

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2008—October 31, 2008	—	$—	—	10,000,000
November 1, 2008—November 30, 2008	—	—	—	10,000,000
December 1, 2008—December 31, 2008	—	—	—	10,000,000

Total	—	$—	—	10,000,000

(1)	As of December 31, 2007, the Company was authorized under the terms of its share repurchase program to repurchase approximately 6.3 million shares. On February 22, 2008, the Company’s Board of Directors increased the share repurchase program by approximately 3.7 million shares, taking the total number of shares authorized for repurchase to 10.0 million shares. Following such authorization and prior to October 29, 2008, the Company repurchased 10.0 million shares. On October 29, 2008, the Company’s Board of Directors approved a new share repurchase, authorizing the repurchase of up to 10.0 million shares. As of December 31, 2008, there were 10.0 million shares authorized for repurchase.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The figures assume all dividends have been reinvested, and assume an initial investment of $100 on December 31, 2003. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

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

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500

Index and Peer Group*

	Base Period 2003	Fiscal Years Ended December 31,
Company Name / Index		2004	2005	2006	2007	2008
RR Donnelley	100	120.93	120.81	129.47	141.29	53.20
Standard & Poor’s 500	100	110.88	116.33	134.70	142.10	89.53
Peer Group	100	106.85	95.47	105.18	79.76	33.56

Below are the specific companies included in the peer group and the class of stock used if not common stock.

*Peer Group Companies
A.H. Belo Corp Bowne & Co Inc Consolidated Graphics Inc Deluxe Corp EW Scripps—Cl A Gannet Co Journal Communications Inc Lee Enterprises Inc	McClatchy Co—Cl A McGraw-Hill Companies Media General—Cl A Meredith Corp New York Times Co—Cl A Scholastic Corp Washington Post—Cl B Wiley (John) & Sons—Cl A

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per-share data)

	2008	2007	2006	2005	2004
Net sales	$11,581.6	$11,587.1	$9,316.6	$8,430.2	$7,156.4
Net earnings (loss) from continuing operations	(191.7)	(48.4)	402.6	95.6	264.9
Net earnings (loss) from continuing operations per diluted share	(0.91)	(0.22)	1.84	0.44	1.30
Income (loss) from discontinued operations, net of tax	1.8	(0.5)	(2.0)	41.5	(80.0)
Net earnings (loss)	(189.9)	(48.9)	400.6	137.1	178.3
Net earnings (loss) per diluted share	(0.90)	(0.22)	1.83	0.63	0.88
Total assets	9,494.3	12,086.7	9,635.8	9,373.7	8,553.7
Long-term debt	3,203.3	3,601.9	2,358.6	2,365.4	1,581.2
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2008: Pre-tax restructuring and impairment charges of $1,184.7 million, a $9.9 million pre-tax loss associated with the termination of cross-currency swaps, a tax benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and a tax benefit of $38.0 million from the recognition of uncertain tax positions upon settlement of certain U.S. federal tax audits for the years 2000 – 2002;

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

•	For 2005: Pre-tax restructuring and impairment charges of $419.8 million and acquisition-related charges of $8.3 million; and

•

For 2004: Pre-tax restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, a tax benefit of $37.6 million, a write-down of investments in affordable housing of $14.4 million, and a cumulative effect of change in accounting principle of $6.6 million net of tax.

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

The Company operates primarily in the commercial print portion of the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s reportable segments reflect the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The reporting structure includes two segments: “U.S. Print and Related Services” and “International.”

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

Executive Overview

2008 FINANCIAL PERFORMANCE

The changes in the Company’s income (loss) from continuing operations, operating margin, net earnings (loss) and net earnings (loss) per diluted share for the year ended December 31, 2008, from the year ended December 31, 2007, were primarily due to the following (in millions, except per share data):

	Income (Loss) from Continuing Operations	Operating Margin	Net Loss	Net Loss per Diluted Share
For the year ended December 31, 2007	$315.1	2.7%	$(48.9)	$(0.22)
2008 restructuring and impairment charges	(1,184.7)	(10.2)%	(1,073.9)	(5.11)
2007 restructuring and impairment charges	839.0	7.2%	702.9	3.22
Loss on termination of cross-currency swaps	—	—	(1.8)	(0.01)
Non-recurring tax benefits—net	—	—	257.5	1.23
Discontinued operations	—	—	2.3	0.01
Operations	(9.9)	0.0%	(28.0)	(0.02)

For the year ended December 31, 2008	$(40.5)	(0.3)%	$(189.9)	$(0.90)

2008 pre-tax restructuring and impairment charges: included $1,125.4 million of non-cash charges for the impairment of goodwill and intangible assets; charges of $44.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $10.6 million of other restructuring costs, primarily lease termination costs; and $4.6 million for impairment of other long-lived assets.

2007 pre-tax restructuring and impairment charges: included $752.2 million of non-cash charges for the impairment of goodwill and intangible assets; charges of $49.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $11.1 million of other restructuring costs, including lease termination costs; and $26.4 million for impairment of other long-lived assets.

Pre-tax loss on termination of cross-currency swaps: Investment and other income (expense) included a $9.9 million ($1.8 million after tax) loss in 2008 resulting from the Company’s termination of its cross-currency swaps.

Non-recurring tax benefits: reflected tax benefits of $228.8 million realized in 2008 related to the decline in value and reorganization of certain entities within the International segment, as well as a benefit of $38.0 million in 2008 from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002 and a benefit of $9.3 million in 2007 from a reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom.

Operations: reflected lower net sales driven by the global economic slowdown, partially offset by cost savings from restructuring actions, productivity efforts, lower incentive compensation expense, the impact of share repurchases and the impact of the Von Hoffmann, Banta, Perry Judd’s, Cardinal Brands and Pro Line acquisitions. See further details in the review of operating results by segment that follows below.

2008 Overview

The unprecedented credit crisis and its impact on the global economy and on our customers resulted in significant declines in volume across nearly all products and services during the second half of 2008, particularly in the fourth quarter. On a consolidated pro forma basis, net sales declined approximately 3.7% (See Note 2 to the Consolidated Financial Statements). Volume declines were experienced across most products and services in both operating segments, with the exception of Logistics, Latin America and Asia. Despite the overall slowdown in demand for print and related services, the Company has continued to have success in renewing and extending existing customer contracts, expanding the scope of services with existing customers and winning new business. The impact of these successes has partially offset the impacts of the economic crisis and should position the Company for stronger growth when the economy recovers.

The cost containment initiatives and restructuring activities put in place in 2008 have helped to mitigate the effects of the volume shortfalls. In addition, the Company was able to achieve cost savings through the integration of the Pro Line and Cardinal Brands acquisitions. Further, the Company significantly lowered its full-year payouts for employee incentive-based and discretionary compensation plans. As a result, incentive-based compensation costs were $134.6 million lower during 2008 as compared to 2007 on a consolidated basis, with a decline of approximately $99.2 million, $18.0 million and $17.4 million reflected in the U.S. Print and Related Services, Corporate and International segments, respectively.

The Company continues to maintain liquidity to meet its operating needs, although the credit crisis has increased the cost of short-term and long-term borrowings. Cash flows from continuing operations were $1,016.7 million, a $160.1 million decrease from 2007, as a result of the lower volume noted above. However, the Company also reduced its capital expenditures by $159.1 million, or 33.0%, compared to 2007. The Company used available cash flow to complete $132.6 million in acquisitions, repurchase $278.8 million in Company shares, pay $219.2 million in dividends to common shareholders and reduce debt by approximately $200.0 million. As of December 31, 2008, approximately $1.5 billion was available under the Company’s committed credit facilities.

The declines in the market value of the securities held by the Company’s pension plans during 2008 materially reduced the funded status of these plans. As reported in the Company’s consolidated balance sheet and further described in Note 11, Retirement Plans, to the consolidated financial statements, the Company’s pension plans were underfunded by $481.4 million as of December 31, 2008 compared to an overfunded position of $682.2 million as of December 31, 2007. The significant decrease in plan assets during 2008 will increase the level of pension expense and required contributions in 2010, with larger increases expected in future years. The Company could also make larger non-required contributions during 2009.

During the fourth quarter, the Company recorded $1,125.4 million in non-cash, pre-tax charges for the impairment of goodwill and intangible assets. These charges reflect actual and expected declines in net sales and cash flows, primarily as a result of the global economic crisis and recessionary environment. In its International segment, the Company recorded $249.4 million, $152.0 million and $22.3 million of goodwill impairment at its business process outsourcing, Canada and Global Turnkey Solutions reporting units, respectively. In addition, the Company recorded a $325.3 million impairment charge of customer relationships at its business process outsourcing reporting unit. In its U.S. Print and Related Services segment, the Company recorded $297.8 million and $78.6 million of goodwill impairment at its forms and labels and office products reporting units, respectively.

OUTLOOK

Vision and Strategy

RR Donnelley’s vision is to improve on our existing position as the world’s premier print and print-related services company by providing our customers with the highest quality products and services.

The Company’s long-term strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing its focus on productivity, and maintaining a disciplined approach to capital deployment. To increase shareholder value, the Company pursues three major strategic objectives. These objectives are summarized below, along with more specific areas of focus.

Strategic Objective	Focus Areas	2009 Priorities
Profitable growth	—Optimize platform utilization —Leverage global customer relationships —Focus on core print operations	—Capture segment share —Leverage existing relationships —Closely monitor economic impact on customers —Cost-saving solutions for customers

Productivity	—Disciplined cost management —Productivity-focused investment plans —Streamline and standardize processes	—Leverage scale to optimize procurement —Streamline sales and operations —Leverage global capabilities —Facility consolidations

Disciplined capital deployment	—Maintain strong financial position —Targeted mergers and acquisitions	—Maintain dividend —Reduce capital spending —Maintain liquidity in uncertain economic environment —Meet changing customer demands —Disciplined due diligence and financial analysis

Despite the current recessionary environment, the Company’s long-term strategy is to generate profitable growth. In order to accomplish this, the Company will continue to make targeted capital investments to support new business and leverage its global platform. The Company is focusing its capital investments in information technology projects that facilitate integration or improve productivity. The Company is also working to more fully integrate its sales efforts to broaden customer relationships and meet our customers’ demands. The Company will continue to seek to provide a larger portion of our customers’ print and related needs in order to capture segment share. The Company’s global platform provides differentiated solutions for its customers through its broad range of complementary print-related services, strong logistics capabilities, and technology leadership.

Management believes productivity improvement and cost reduction are critical to the Company’s competitiveness, while enhancing the value the Company delivers to its customers. The Company has implemented strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity including restructuring, consolidation, reorganization and integration of operations, and streamlining of administrative and support activities. In addition, the Company has implemented additional cost reductions, certain salary freezes and suspended the Company’s 401(k) match in 2009 in order to further reduce costs in the face of the current difficult economic conditions. Incentive compensation for 2008 was substantially eliminated.

The Company seeks to deploy its capital using a disciplined and balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, dividend payments to shareholders, capital expenditures, targeted acquisitions and share repurchases. In order to manage through credit market disruptions and the economic slowdown in the current uncertain economic environment, maintaining liquidity is a high priority. The Company also expects the current economic environment to create opportunities for targeted acquisitions that extend its capabilities, drive cost savings, and reduce future capital spending needs.

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include net sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while achieving modest growth in operating margins. Combined with working capital management, this growth is expected to drive long-term increases in cash flow from operations over time.

Industry Environment

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Item 1A, Risk Factors, discusses many of these issues, but the Company’s strategy is primarily focused on meeting the challenges of industry-wide price competition and the advancement of technology.

Overcapacity and pricing environment

The print and related services industry in general continues to have excess capacity and remains highly competitive. Across the Company’s operations, many competitors rely on price as a key competitive lever. Management expects that prices for the Company’s products and services will therefore continue to be a focal point for customers, particularly as a result of the economic crisis. In this environment, the Company believes it needs to continue to lower its cost structure and focus on differentiating itself in its core print and related services. While the industry environment has been difficult for a number of years, the Company has demonstrated its ability to maintain and enhance margins through productivity cost-savings and by offering higher-value products and services.

Technology

Technological changes, such as the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand, and internet technologies continue to impact the market for the Company’s products and services. As a substitute for print, the impact of these technologies has been felt mainly in directories, forms and statement printing, as electronic communication and transaction technology has eliminated or devalued the role of many traditional paper forms. In 2008, electronic substitution accelerated in directory printing in part driven by environmental concerns and cost pressures at key customers. Electronic substitution for books and related products has not been significant to date, but is expected to increase in future years. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies.

While new technologies present significant challenges to certain of the Company’s traditional products, management believes that the Company is a leader in key technologies that, as customers continue to shift towards customized and higher-valued-added print, will be valuable sources of industry growth. These technologies include digital content management and premedia services, digital print for personalization and print-on-demand, and low-cost document process management. In addition, the ability to offer compliance assurance and secure environments for print is increasingly important to customers. While the majority of the Company’s capital expenditures fund acquisitions of traditional printing machinery, the Company continues to make focused investments in digital technologies in order to capitalize on these opportunities.

2009 Outlook

In 2009, the Company expects net sales to decrease from 2008, although the uncertain economy makes the magnitude of this decrease very difficult to predict. The Company’s plans assume the current economic crisis will continue into 2009, further impacting our customers, and likely resulting in significant cutbacks in volume across nearly all our products and services. In addition, the highly competitive market conditions continue to put pressure on prices for both transactional work and contract renewals. We anticipate further consolidation of printers, customers and suppliers during 2009, which may result in continued price pressures. We will continue to leverage the “One RR Donnelley” platform and powerful customer relationships in order to provide a larger share of our customers’ print and related needs. Volatility in commodity and energy costs are expected for 2009, which could impact our operating margins. For 2009, the Company plans to implement cost savings initiatives by freezing salaries, lowering incentive compensation and suspending the Company’s matching contribution under its 401(k) plan. The Company expects to continue cost control initiatives through selected facility consolidations across certain platforms, and by reducing selling, general and administrative expenses.

U.S. Print and Related Services

Net sales in U.S. Print and Related Services are expected to decrease in 2009 driven primarily by the current economic crisis. Sales across the magazine, catalog, retail, book and directory platforms are expected to decrease, reflecting lower advertising spending, tight state educational budgets, and decreased retail activity. In forms and labels and commercial print, the Company is expecting to largely offset the impacts of the lower business activity and continuing price declines with volume increases from new and existing customers. Sales of financial print services are expected to maintain 2008 levels for compliance-oriented work, but the impact of the tight credit environment and economic uncertainty could severely impact transactional volumes. Net sales of direct mailings are expected to decrease as a result of volume reductions from lower marketing spending, primarily from financial services customers. Pricing intensity is expected to continue in 2009 for both direct mail and statement printing, as customers continue to seek lower cost formats and pursue environmental initiatives. Net sales of logistics services are expected to increase, driven by growth in mail center and commingling services due to an additional U.S. postal rate increase effective in the second quarter of 2009. This increase may largely be offset by decreases in fuel surcharges passed on to customers. The postal increase may also reduce overall demand for direct mail, statement, catalog and magazine printing.

U.S. Print and Related Services operating income comparisons will be significantly impacted by the goodwill impairment charges recorded in 2008. In addition, decreases in operating margin resulting from lower volume and competitive price pressures made worse by current economic conditions are expected to more than offset the continuing impacts of cost savings achieved through the Company’s productivity initiatives, integration of the 2008 acquisition of Pro Line and cost control.

International

Net sales in the International segment are expected to decrease from 2008, as foreign exchange rates reflect weaker international currencies. In addition, many international operations are expected to experience volume declines driven by the widening global recession. The Company generally expects volumes in Latin America to remain relatively constant, but reported net sales are expected to be negatively impacted by foreign exchange rates. The Company expects a decline in Asia due to aggressive price and volume pressure for telecommunications and technology manuals and export book sales. Commercial print net sales in Europe are expected to decline as a result of the pricing pressure on technology manuals and directories. Global economic pressure and volume cutbacks by major customers are expected to drive a decrease in sales in Global Turnkey Solutions. Net sales in business process outsourcing are expected to continue to decline due to the impact of foreign exchange rates, lower volume and continued price pressure. The Company continues to evaluate restructuring actions across all platforms, particularly the business process outsourcing platform and Global Turnkey Solutions.

International operating income comparisons will be significantly impacted by the impairment charges recorded in 2008. Productivity initiatives and restructuring actions to lower the cost structure across all platforms will be implemented; however, the declines in sales as a result of the current economic crisis are expected to more than offset the cost savings.

Other

The Company expects to maintain or enhance its current liquidity, despite the current economic crisis. As a result of lower incentive compensation in 2008, the Company will pay significantly less in cash compensation during the first quarter 2009 as compared to 2008. However, the Company is expecting cash payments for future restructurings to increase. Capital expenditures are expected to decrease further in 2009, as lower volumes across most platforms increase excess capacity and lessen the need for new machinery and equipment. In addition, the Company completed an offering of $400.0 million in 11.25% senior notes due February 1, 2019 on January 14, 2009. The Company used the proceeds to pay down short-term debt in anticipation of borrowing additional short-term debt to pay down the April 1, 2009 maturity of $400.0 million in senior notes. Despite a projected decrease in overall debt levels, interest expense will increase due to these notes. In addition, the Company anticipates maintaining its quarterly dividend in 2009 at current levels.

The effective tax rate in 2009 is expected to be more reflective of the applicable statutory rates in contrast with the 2008 rate that was impacted by the non-deductible, non-cash $800.1 million goodwill impairment charge and the $228.8 million tax benefit related to the decline in value and reorganization of certain entities within the International segment. Weighted average shares outstanding in 2009 are expected to decline due to the full year impact of the 2008 share repurchases.

Given the significant uncertainty in the worldwide economic outlook, there is an increased risk of additional impairments to goodwill and intangible assets during 2009. As of December 31, 2008, the Company had $2.4 billion of goodwill and $831 million of intangible assets. The impairment charges recorded in 2008 and prior years were based, in part, on management’s projections of future net sales and cash flows for each of the Company’s reporting units. If actual results for 2009 or expected future results are worse than management’s projections, additional impairment charges could be required. Changes in other key assumptions used in the valuation of goodwill and intangible assets, including changes in costs of capital and other market assumptions, could also result in further impairments.

As part of its recycling efforts and to offset its cost of materials, the Company resells waste paper and other by-products of its manufacturing processes. The global recession has caused reductions in demand for these by-products, resulting in significant declines in prices the Company receives for these materials. Prices for these commodities are volatile, and the Company cannot predict the impact that price fluctuations will have on its cost of sales. However, the Company currently expects by-products prices to remain well below those of comparable periods in 2008.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue for the majority of its products upon the transfer of title and risk of loss, which is generally upon shipment to the customer. Contracts and customer agreements generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

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

Inventories

The Company records inventories at the lower of cost or market value. Most of the Company’s inventories are valued under the last-in first-out (LIFO) basis. Changes in inflation indices may cause an increase or decrease in the value of inventories accounted for under the LIFO costing method. The Company maintains inventory allowances for excess and obsolete inventories determined in part by future demand forecasts. If there were to be a sudden and significant decrease in demand for its products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, the Company could be required to increase its inventory allowances.

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

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” prescribes a two-step method for determining goodwill impairment. In the first step, the Company compares the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2008, the Company recorded a total non-cash charge of approximately $800.1 million to reflect impairment of goodwill in the following reporting units; $297.8 million for forms and labels, $249.4 for business process outsourcing, $152.0 million for Canada, $78.6 million for office products and $22.3 million for Global Turnkey Solutions.

As part of its annual impairment analysis for each reporting unit, the Company engaged a third-party appraisal firm to assist the Company in its determination of the estimated fair value of each unit. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. In most cases, the Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment (valued at replacement costs). Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting units to the Company’s total value as implied by the market value of the Company’s equity and debt securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of the Company’s equity and debt securities may indicate that the fair value of one or more reporting units has declined below its carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) the first step of the goodwill impairment test. For the ten units that passed step one, fair value exceeded the carrying amount by 13% to 57% of their respective estimated fair values. For the five units that failed, the carrying amount exceeded fair value by between 15% and 822% of their respective estimated fair values. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for each reporting unit in the US Print and Related Services segment was estimated to be 9.5% as of October 31, 2008. Estimated discount rates for units in the International segment ranged from 9.5% to 15.5%. A 1.0 percentage point increase in estimated discount rates would not have resulted in additional reporting units failing step one.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. The Company recorded an impairment charge of $325.3 million in 2008 related to the write-off of the business process outsourcing customer relationship intangible assets.

Certain investments in affordable housing, which are included in other noncurrent assets, are recorded at cost, as adjusted for the Company’s share of any declines in the fair value of the underlying properties that are deemed to be other than temporary. The Company’s basis for determining fair value of the underlying properties requires applying management’s judgment using a significant number of estimates. Management derives its estimates of fair value using remaining future tax credits and tax deductions to be realized and expected residual values upon sale or disposition of the Company’s ownership interests. Because most of the tax credits from these investments were received in prior periods, the current values of these investments are primarily attributable to residual values, which are inherently more uncertain. Expected residual values are developed from industry assumptions and cash flow projections provided by the underlying partnerships and include certain assumptions with respect to operating costs, debt levels and certain market data related to the properties such as assumed vacancy rates. Should these assumptions differ from actual results in the future, the Company might be required to further write down its carrying value of these investments. In 2008, the Company recorded a write-down of its investments in affordable housing of $0.5 million.

Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to environmental, employment and other matters, as well as preference claims related to amounts received from customers and others prior to their seeking bankruptcy protection. Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and may revise its estimates.

The Company purchases third-party insurance for workers’ compensation, automobile and general liability claims that exceed a certain level. The Company is responsible for the payment of claims below these insured limits, and consulting actuaries are utilized to assist the Company in estimating the obligation associated with incurred losses, which are recorded in accrued liabilities and other noncurrent liabilities. Historical loss development factors for both the Company and the industry are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claims experience and settlement. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required.

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority, for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Certain restructuring costs are recognized as a cost of acquisitions, because the plans were contemplated at the time of the acquisition and were, therefore, included in the purchase price allocation. These restructuring charges and related liabilities were based on contractual obligations or management’s best estimates at the time the charges are recorded. Effective January 1, 2009, upon adoption of SFAS 141 (R), “Business Combinations,” as described in Note 21, New Accounting Pronouncements, to the consolidated financial statements, most restructuring costs will not be included in the purchase price allocation, but will be recorded when the liabilities are incurred.

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

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which clarifies the accounting for and disclosure of uncertain tax positions. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The consolidated financial statements as of December 31, 2008 and 2007 reflect the impact of FIN 48. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period, and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2008 and 2007, valuation allowances of $224.7 million and $260.0 million, respectively, were recorded.

Share-Based Compensation

The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The amount of expense recognized for these awards is impacted by the Company’s estimates of several factors, including future forfeitures of awards, expected volatility of the Company’s stock, and the average life of options prior to expiration. See Note 17, Stock and Incentive Programs for Employees, to the consolidated financial statements for further discussion.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The discount rates for pension benefits at December 31, 2008 and 2007 were 6.8% and 6.4%, respectively. The discount rates for postretirement benefits at December 31, 2008 and 2007 were 6.9% and 6.3%, respectively. A one percentage point decrease in the discount rates at December 31, 2008 would increase the pension plans’ accumulated benefit obligation and projected benefit obligation by approximately $359.2 million and $371.5 million, respectively. A one percentage point decrease in the discount rates at December 31, 2008 would increase the postretirement plans’ accumulated benefit obligation by approximately $38.6 million.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan contributions by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement benefit plans is approximately 75% for equity securities and approximately 25% for fixed income and other securities. The expected return on plan assets assumption at December 31, 2008 ranged from 7.5% to 8.5% for the Company’s major U.S. and Canadian pension plans and was 8.0% for the Company’s partially funded U.S. postretirement medical benefit plans.

The Company also maintains several pension plans in other international locations. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates, and plan participant profiles.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2008, the current weighted average health care trend rate assumption was 8.6% for pre-age 65 participants and 9.7% for post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 6.0%.

A one-percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$5.1
Total postretirement benefit service and interest cost components	0.7

A one-percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(4.7)
Total postretirement benefit service and interest cost components	(0.7)

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

The following table shows the results of operations for the years ended December 31, 2008 and 2007, which reflects the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	(in millions)
Net sales	$11,581.6	$11,587.1	$(5.5)	0.0%
Cost of sales (exclusive of depreciation and amortization shown below)	8,576.3	8,532.4	43.9	0.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,220.5	1,302.3	(81.8)	(6.3)%
Restructuring and impairment charges	1,184.7	839.0	345.7	41.2%
Depreciation and amortization	640.6	598.3	42.3	7.1%

Total operating expenses	11,622.1	11,272.0	350.1	3.1%

Income (loss) from continuing operations	$(40.5)	$315.1	$(355.6)	(112.9)%

Consolidated

Net sales for the year ended December 31, 2008 decreased $5.5 million to $11,581.6 million versus the prior year. Net sales increased $412.4 million, or 3.6%, due to the acquisitions of Banta, Perry Judd’s, Von Hoffman, Cardinal Brands and Pro Line and $33.0 million, or 0.3%, from changes in foreign exchange rates. These increases were more than offset by volume and price declines across most products and services as customer demand decreased due to the global economic slowdown.

Cost of sales increased $43.9 million to $8,576.3 million for the year ended December 31, 2008 versus the prior year, primarily due to acquisitions, changes in foreign exchange rates and increased LIFO provisions, offset by lower incentive compensation expense and increased productivity. Cost of sales as a percentage of consolidated net sales increased from 73.6% to 74.1%, reflecting the impact of cost inflation and price pressures on net sales, partially offset by lower incentive compensation and improved productivity.

Selling, general and administrative expenses decreased $81.8 million to $1,220.5 million for the year ended December 31, 2008 versus the prior year, primarily due to lower incentive compensation expense, partially offset by acquisitions and a higher provision for doubtful accounts receivable. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.2% to 10.5%, which reflected lower incentive compensation expense and the reduction of costs through improved productivity and restructuring activities.

For the year ended December 31, 2008, the Company recorded a net restructuring and impairment provision of $1,184.7 million compared to $839.0 million in 2007. In 2008, these charges included non-cash, pre-tax charges of $1,125.4 million for the impairment of goodwill and other intangible assets and $44.1 million for workforce reductions of 2,245 employees (of whom 2,183 were terminated as of December 31, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $10.6 million of other restructuring costs, mainly related to lease terminations in exited facilities. For the year ended December 31, 2007, these charges included $436.1 million for the impairment of goodwill for the business process outsourcing operations and a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names, most of which were indefinite-lived. In addition, these charges included $49.3 million for workforce reductions of 1,169 employees (all of whom were terminated as of December 31, 2008) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two facilities within the International segment. Further, these charges included $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities and $26.4 million for the impairment of other long-lived assets, of which $19.1 million related to the write-off of capitalized customer contract set-up costs in the business process outsourcing unit. Management believes that certain restructuring activities will continue in 2009, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $42.3 million to $640.6 million for the year ended December 31, 2008 compared to 2007, primarily due to acquisitions and capital expenditures. Depreciation and amortization included $123.3 million and $119.7 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the year ended December 31, 2008 and 2007, respectively.

The loss from continuing operations for the year ended December 31, 2008 was $40.5 million compared to income from continuing operations of $315.1 million for the year ended December 31, 2007. The decrease in earnings was primarily driven by the increase in non-cash impairment charges. The lower earnings also reflect the decline in volumes and cost inflation and price pressures across both segments, partially offset by acquisitions, productivity efforts, lower incentive compensation and the benefits achieved from procurement savings and restructuring activities.

Net interest expense decreased by $0.9 million for the year ended December 31, 2008 versus 2007, primarily due to higher interest income earned on cash balances invested internationally, partially offset by higher interest expense in the U.S. due to increased short-term debt.

Net investment and other income (expense) for the year ended December 31, 2008 and 2007 was expense of $2.4 million and income of $3.6 million, respectively. In 2008, the Company terminated its cross-currency swaps, which resulted in a loss of $9.9 million. In addition, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million. For the year ended December 31, 2007, the Company recorded a gain of $1.1 million for the changes in fair value of the portion of derivative financial instruments that was ineffective as a net investment hedge.

The effective income tax rate for the year ended December 31, 2008 was a benefit of 31.2% compared to a provision of 149.3% in 2007. The effective income tax rate for the year ended December 31, 2008 was impacted by the non-deductible goodwill impairment charge of $800.1 million and by tax benefits of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of certain U.S. federal income tax audits for the years 2000-2002. The 2007 effective tax rate included the impact of the non-deductible goodwill impairment charge of $436.1 million, tax benefits of $107.0 million associated with the $316.1 million charge for the write-off of the Moore Wallace, OfficeTiger and other trade names, the enactment of a lower statutory tax rate in the United Kingdom, an increased benefit from the domestic manufacturing deduction and the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions.

The net loss from continuing operations for the year ended December 31, 2008 was $191.7 million or $0.91 per diluted share compared to the net loss from continuing operations of $48.4 million or $0.22 per diluted share for the year ended December 31, 2007. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 7.8 million, primarily resulting from the Company’s repurchase of 10.0 million shares of its common stock in 2008.

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability, which reflect the results of acquired businesses from the relevant acquisition dates, within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2008	2007
	(in millions)
Net sales	$8,704.2	$8,601.9
Income from continuing operations	708.9	823.8
Operating margin	8.1%	9.6%
Restructuring and impairment charges	405.8	285.1

Reporting unit(1)	2008 Net Sales	2007 Net Sales	$ Change	% Change
		(in millions)
Magazines, catalogs and retail inserts	$2,522.6	$2,475.2	$47.4	1.9%
Books and directories	1,767.0	1,771.5	(4.5)	(0.3)%
Variable print	1,238.4	1,272.8	(34.4)	(2.7)%
Forms and labels	916.9	952.4	(35.5)	(3.7)%
Commercial	721.0	767.7	(46.7)	(6.1)%
Logistics	563.9	528.3	35.6	6.7%
Financial print	530.5	560.1	(29.6)	(5.3)%
Office products	271.4	107.7	163.7	152.0%
Digital Solutions	172.5	166.2	6.3	3.8%

Total U.S. Print and Related Services	$8,704.2	$8,601.9	$102.3	1.2%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2008 were $8,704.2 million, an increase of $102.3 million, or 1.2%, compared to 2007. Sales from the acquired facilities of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line increased sales by $399.3 million, or 4.6%. The increases due to acquisitions were offset by volume and price declines across most products and services due to the economic crisis that worsened in the second half of 2008. Sales of magazines, catalogs and retail inserts increased due to acquisitions and new catalog customers, partially offset by lower volume resulting from reduced advertising spending and lower volume from existing customers. Sales of books and directories decreased slightly as the impact of acquisitions was more than offset by the impact of lower prices from major customer contract renewals and reduced volume in sales of directories. Sales of variable printing products decreased due to lower direct mail sales and reduced fulfillment and distribution volume. Sales of forms and labels decreased due to lower sales of forms, resulting from increased price pressure and lower demand for consumable forms products. Commercial printing sales decreased due to the economic slowdown. Sales of financial printing decreased due to decreases in the size and number of capital market transactions. Sales of logistics services increased primarily due to higher fuel surcharges. Sales of office products increased due to an acquisition. Finally, sales of digital solutions grew due to acquisitions and increased volume from new customers.

U.S. Print and Related Services income from continuing operations decreased $114.9 million mainly driven by the increase in restructuring and impairment charges of $120.7 million. In addition, the benefits of acquisitions, lower incentive compensation expense and improved productivity were partially offset by the volume declines and competitive price pressures discussed above. Operating margins in the U.S. Print and Related Services segment decreased from 9.6% to 8.1% for the year ended December 31, 2008. Of the margin decrease, 1.4 percentage points were attributable to higher restructuring and impairment charges. In addition, lower employee incentive compensation expense and continued productivity efforts largely offset the impact of reduced volume, price pressure and cost inflation.

International

The following tables summarize net sales, loss from continuing operations and certain items impacting comparability, which reflect the results of acquired businesses from the relevant acquisition dates, within the International segment:

	Years Ended December 31,
	2008	2007
	(in millions)
Net sales	$2,877.4	$2,985.2
Loss from continuing operations	(564.6)	(315.0)
Operating margin	(19.6)%	(10.6)%
Restructuring and impairment charges	774.7	538.7

Reporting unit	2008 Net Sales	2007 Net Sales	$ Change	% Change
	(in millions)
Business process outsourcing	$734.0	$809.7	$(75.7)	(9.3)%
Europe	498.0	572.7	(74.7)	(13.0)%
Latin America	485.2	436.8	48.4	11.1%
Asia	473.0	457.5	15.5	3.4%
Global Turnkey Solutions	455.0	468.5	(13.5)	(2.9)%
Canada	232.2	240.0	(7.8)	(3.3)%

Total International	$2,877.4	$2,985.2	$(107.8)	(3.6)%

Net sales for the International segment for the year ended December 31, 2008 were $2,877.4 million, a decrease of $107.8 million, or 3.6%, compared to 2007. Although net sales increased approximately $33.0 million, or 1.1%, due to the impact of changes in foreign exchange rates and $13.1 million, or 0.4%, due to acquisitions, these increases were more than offset by volume and price declines resulting from the global economic slowdown. Foreign exchange rates favorably impacted each reporting unit for the first nine months of 2008, but had a significant unfavorable impact during the last three months of 2008. Volume increases in Latin America and Asia were more than offset by declines in the technology and telecommunications products in Europe, lower volume in print and media and outsourcing services within business process outsourcing and the impact of ongoing price pressures. Business process outsourcing net sales decreased due to lower volume and lost customers in print and media and outsourcing services, partially offset by volume growth driven by the full year impact of a large new customer contract entered into during the second quarter of 2007. Net sales in Europe decreased due to volume declines, unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector, partially offset by the impact of changes in foreign currency rates and increased commercial print product sales. In Latin America, the net sales increase was the result of changes in foreign exchange rates, combined with an increase in sales of books, forms and commercial printing. Sales in Asia increased due to foreign exchange rates and increased volume in the technology sector, partially offset by declines due to increased competition resulting in price pressure in the export book market and technology and telecommunications sectors. Global Turnkey Solutions net sales decreased slightly due to lower volume from existing customers, partially offset by changes in foreign exchange rates. The decrease in net sales in Canada was due to lower volume and price pressure on sales of forms and labels, partially offset by the impact of foreign exchange rates.

The loss from continuing operations increased $249.6 million mainly due to the $236.0 million increase in restructuring and impairment charges. The impact of the net sales decline was partially offset by productivity improvement, cost control and lower incentive compensation expense. Operating margins decreased from (10.6%) to (19.6%) for the year ended December 31, 2008. Higher restructuring and impairment charges drove an 8.9 percentage point margin decrease, with the balance of the decrease attributable to the negative impact of volume and price declines.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2008	2007
	(in millions)
Operating expenses	$184.8	$193.7
Restructuring and impairment charges	4.2	15.2

Corporate operating expenses for the year ended December 31, 2008 were $184.8 million, a decrease of $8.9 million compared to 2007. The decrease was driven by decreases in employee benefit and incentive compensation costs, lower restructuring and impairment charges of $11.0 million and cost reductions from productivity efforts and restructuring actions partially offset by an increase in LIFO inventory provisions and a higher provision for doubtful accounts receivable.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

	Income from continuing operations (in millions)	Operating margin	Net earnings (loss) (in millions)	Net earnings (loss) per diluted share
For the year ended December 31, 2006	$750.7	8.1%	$400.6	$1.83
2007 restructuring and impairment charges	(839.0)	(7.2)%	(702.9)	(3.22)
2006 restructuring and impairment charges	206.1	2.2%	172.9	0.79
Non-recurring tax benefits	—	—	(14.2)	(0.07)
Discontinued operations	—	—	1.5	0.01
Operations	197.3	(0.4)%	93.2	0.44

For the year ended December 31, 2007	$315.1	2.7%	$(48.9)	$(0.22)

2007 pre-tax restructuring and impairment charges: included a non-cash charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names; $436.1 million non-cash charge for impairment of goodwill related to the business process outsourcing reporting unit; charges of $49.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $11.1 million of other restructuring costs, including lease termination costs; and $26.4 million for impairment of other long-lived assets.

2006 pre-tax restructuring and impairment charges: included a $110.0 million non-cash charge for impairment of goodwill related to the business process outsourcing reporting unit; charges of $54.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $11.1 million of other restructuring costs, primarily lease termination costs; and $30.9 million of impairment charges of which $26.3 million reflected the write-down of the Astron trade name intangible asset.

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

The following table shows the results of operations for the years ended December 31, 2007 and 2006, which reflect the results of acquired businesses from the relevant acquisition dates.

	Year Ended December 31,
	2007	2006	$ Change	% Change
		(in millions)
Net sales	$11,587.1	$9,316.6	$2,270.5	24.4%
Cost of sales (exclusive of depreciation and amortization shown below)	8,532.4	6,798.9	1,733.5	25.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,302.3	1,097.6	204.7	18.6%
Restructuring and impairment charges	839.0	206.1	632.9	307.1%
Depreciation and amortization	598.3	463.3	135.0	29.1%

Total operating expenses	11,272.0	8,565.9	2,706.1	31.6%

Income from continuing operations	$315.1	$750.7	$(435.6)	(58.0)%

Consolidated

Net sales for the year ended December 31, 2007 increased $2,270.5 million, or 24.4%, to $11,587.1 million versus the prior year. Of this increase, approximately $1.9 billion, or 83.7%, was due to sales from the acquired facilities of Banta, Perry Judd’s, OfficeTiger and Von Hoffmann and $146.3 million, or 6.4%, resulted from changes in foreign exchange rates. In addition, the increase in net sales was driven by volume growth in both segments, particularly in the International segment. In the U.S. Print and Related Services segment, volume increases in financial printing, logistics services, book production, and forms and labels were partially offset by lower prices for most products and services. In the International segment, net sales increases were driven by the 2007 acquisitions, increased book production in Asia, favorable exchange rates and volume growth from new customers in business process outsourcing, favorable exchange rates in Europe and increased book sales and commercial print sales in Latin America, offset by lower prices on the sales of directories and manuals in Europe and Asia.

Cost of sales increased $1,733.5 million to $8,532.4 million for the year ended December 31, 2007 versus the prior year, primarily due to acquisitions, increased sales volume and increased incentive compensation. Cost of sales as a percentage of consolidated net sales increased from 73.0% to 73.6%, as a result of continuing price competition across most of the operations in both segments and the impact of the acquired companies, which in the aggregate had lower gross margins than the Company’s historical margins. These factors were partially offset by cost reductions resulting from restructuring activities, procurement savings, and other productivity efforts.

Selling, general and administrative expenses increased $204.7 million to $1,302.3 million for the year ended December 31, 2007 versus the prior year, primarily due to acquisitions and increased incentive compensation. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.8% to 11.2%. This decrease reflected scale advantages, including the elimination of duplicative administrative functions at the acquired businesses.

For the year ended December 31, 2007, the Company recorded restructuring and impairment charges of $839.0 million, compared to $206.1 million in 2006. In 2007, these charges included a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names intangible assets, most of which were indefinite-lived, and $436.1 million for the impairment of goodwill associated with the business process outsourcing operations. In addition, these charges included $49.3 million for workforce reductions of 1,169 employees (all of whom were terminated as of December 31, 2008) associated with the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two facilities within the International segment. These charges also included $11.1 million of other restructuring costs including lease terminations in exited facilities and $26.4 million for the impairment of other long-lived assets, of which $19.1 million related to the write-off of capitalized customer contract set-up costs in the business process outsourcing reporting unit. For the year ended December 31, 2006, these charges included $110.0 million for the impairment of goodwill for the business process outsourcing operations within the International segment and $30.9 million for impairment of assets, of which $26.3 million reflected the write-down of the Astron trade name intangible asset. In addition, these charges included $54.1 million for workforce reductions of 1,396 employees (all of whom were terminated as of December 31, 2008), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities and $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities.

Depreciation and amortization increased $135.0 million to $598.3 million for the year ended December 31, 2007 compared to 2006, primarily due to acquisitions. Depreciation and amortization included $119.7 million and $73.2 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the year ended December 31, 2007 and 2006, respectively. The write-off of the trade names in the second quarter decreased the 2007 amortization expense by $1.5 million.

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

Net investment and other income for the year ended December 31, 2007 was $3.6 million, compared to net investment and other expense of $10.4 million for the year ended December 31, 2006. Included in net investment and other income (expense) were charges of $0.2 million and $18.4 million (including an impairment charge of $16.9 million) for the years ended December 31, 2007 and 2006, respectively, reflecting declines in the underlying estimated fair market values of the Company’s affordable housing investments. In addition, the Company recorded a gain of $1.1 million for the year ended December 31, 2007 and a loss of $1.5 million for the year ended December 31, 2006 for the portion of the changes in fair value of derivative financial instruments that were ineffective as a net investment hedge. The Company recorded a gain of $7.0 million on the sale of certain investment property for the year ended December 31, 2006.

The effective income tax rate for the year ended December 31, 2007 was 149.3% compared to 32.6% in 2006. The increase primarily reflected the non-deductible, non-cash goodwill impairment charge of $436.1 million, tax benefits of $107.0 million associated with the $316.1 million non-cash charge for the write-off of the Moore Wallace, OfficeTiger and other trade names, the enactment of a lower statutory tax rate in the United Kingdom, an increased benefit from the domestic manufacturing deduction and the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions. The effective income tax rate for the year ended December 31, 2006 included a $23.5 million benefit from the realization of a U.S. deferred tax asset and the reversal of reserves for tax contingencies of $27.3 million.

The net loss from continuing operations for the year ended December 31, 2007 was $48.4 million, or $0.22 per diluted share, compared to net loss from continuing operations of $402.6 million, or $1.84 per diluted share, for the year ended December 31, 2006. In addition to the factors described above, the per share results reflected a decrease in weighted average diluted shares outstanding of 0.9 million shares, as the Company’s net loss for the year caused all outstanding options and unvested share awards to be anti-dilutive. The increase in weighted average basic shares outstanding reflected the impact of employee stock option exercises and shares earned under share-based compensation plans, offset by the Company’s purchases in the open market of approximately 7.7 million shares at a total cost of $309.5 million.

The net loss from discontinued operations for the year ended December 31, 2007 was $0.5 million compared to $2.0 million for 2006, which primarily reflected costs resulting from a sub-lessee bankruptcy related to a facility previously occupied by the Company’s package logistics business.

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability, which reflect the results of acquired businesses from the relevant acquisition dates, within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2007	2006
	(in millions)
Net sales	$8,601.9	$7,141.6
Income from continuing operations	823.8	925.0
Operating margin	9.6%	13.0%
Restructuring and impairment charges	285.1	23.6

Reporting unit(1)	2007 Net Sales	2006 Net Sales	$ Change	% Change
		(in millions)
Magazines catalogs and retail inserts	$2,475.2	$1,870.2	$605.0	32.3%
Books and directories	1,771.5	1,309.2	462.3	35.3%
Variable print	1,272.8	1,093.8	179.0	16.4%
Forms and labels	952.4	921.9	30.5	3.3%
Commercial	767.7	780.4	(12.7)	(1.6)%
Logistics	528.3	440.9	87.4	19.8%
Financial print	560.1	514.5	45.6	8.9%
Digital Solutions	166.2	129.8	36.4	28.0%
Office products	107.7	80.9	26.8	33.1%

Total U.S. Print and Related Services	$8,601.9	$7,141.6	$1,460.3	20.4%

(1)	The above table represents net sales by reporting unit. Based on capacity and utilization, at times other products may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2007 were $8,601.9 million, an increase of $1,460.3 million, or 20.4%, compared to 2006. Of this increase, approximately $1.4 billion, or 96%, was due to sales from the acquired facilities of Banta, Perry Judd’s and Von Hoffmann. The remaining increase resulted from volume increases, partially offset by downward price pressures. Net sales of magazines, catalogs and retail inserts increased due to the acquisitions, partially offset by lower pricing on major customer contracts. Net sales of books and directories increased, reflecting the acquisitions and higher volume in consumer and educational books, partially offset by continued pricing pressure and the impact of major directory contract renewals. Increases of variable print net sales reflected the acquisitions, partially offset by lower direct mail volume from key customers, the impact of postal rate increases and volume and price declines in statement printing. Net sales of forms and labels increased, due to the acquisitions and volume growth from new customers. Commercial printing sales slightly decreased as a result of lower volume from large corporate customers, offset by the acquisitions. In addition, logistics services increased, primarily due to volume growth driven by increases in print sales. Net sales of financial print increased, primarily driven by domestic capital market transactions and global investment company compliance services. Digital Solutions net sales increased due to acquisitions. Finally, office products net sales increased due to volume growth from existing customers.

U.S. Print and Related Services’ income from continuing operations decreased $101.2 million, driven by the non-cash charge of $257.4 million reflecting the write-off of the Moore Wallace and other trade names, the impact of competitive price pressures and increased incentive compensation, partially offset by the impact of acquisitions, higher volume and improved productivity. Operating margins as a percent of sales in the U.S. Print and Related Services segment decreased to 9.6% for the year ended December 31, 2007, as compared to 13.0% in 2006. The margin decrease primarily resulted from the non-cash charge of $257.4 million discussed above and the acquisitions of Banta and Perry Judd’s, both of which had lower margins than the segment’s historical margins, partially offset by the acquisition of Von Hoffmann, which had higher historical margins. In addition, acquisitions resulted in $34.3 million of incremental amortization expense on intangible assets, which reduced operating margins by 40 basis points.

International

The following tables summarize net sales, income (loss) from continuing operations and certain items impacting comparability, which reflect the results of acquired businesses from the relevant acquisition dates, within the International segment:

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

Net sales for the International segment for the year ended December 31, 2007 were $2,985.2 million, an increase of $810.2 million, or 37.3%, compared to 2006. Of this increase, approximately $503.8 million, or 62%, was due to sales from the acquired facilities of OfficeTiger and Banta and $146.3 million, or 18%, was the result of favorable exchange rates. Net sales of business process outsourcing increased over 2006, primarily due to favorable foreign exchange and volume growth from new customers, partially offset by the volume declines in direct mail. In Europe, substantially all of the net sales increase was the result of changes in foreign exchange rates. Global Turnkey Solutions net sales were the result of our acquisition of Banta. In Asia, book sales increased, as a result of production mainly for the U.S. and European markets, as well as continued growth with telecommunications and technology customers. The Company had higher sales of books, forms, labels and commercial printing in Latin America. Net sales of forms and labels in Canada were up slightly, due to increased volume and favorable exchange rates.

Income (loss) from continuing operations decreased $357.9 million, primarily due to an increase in restructuring and impairment charges of $383.7 million. These charges included $436.1 million for impairment of goodwill in the business process outsourcing reporting unit and $58.7 million for the write-off of the Moore Wallace, OfficeTiger and other trade names. In 2006, restructuring and impairment charges included $110.0 million for the impairment of goodwill within business process outsourcing operations and a $26.3 million write-off of the Astron trade name. This increase in restructuring and impairment charges was partially offset by the incremental income from continuing operations from acquisitions, volume growth, and the realization of cost reduction plans put into place during 2007.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

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

RESTRUCTURING, IMPAIRMENT, AND ACQUISITION-RELATED CHARGES

During 2008, the Company recorded restructuring and impairment charges of $1,184.7 million. These charges included $800.1 million for the impairment of goodwill, $325.3 million for the impairment of customer relationships intangible assets and $4.6 million for the impairment of other long-lived assets. In addition, these charges included $44.1 million related to workforce reductions of 2,245 employees (2,183 of whom were terminated as of December 31, 2008), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, $10.6 million of other restructuring costs, including lease terminations in exited facilities, were recorded for the year ended December 31, 2008.

During 2008, the Company capitalized $2.1 million of restructuring costs related to employee terminations and other costs in connection with the acquisition of Pro Line. Costs of $1.7 million were for workforce reductions of 23 employees resulting from the elimination of duplicative administrative functions. Charges of $0.4 million of other restructuring costs included lease terminations in exited facilities.

During 2007, the Company recorded restructuring and impairment charges of $839.0 million. These charges included $316.1 million for the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. Additionally, the 2007 charges included $436.1 million for the impairment of goodwill resulting from the OfficeTiger and Astron acquisitions within the business process outsourcing reporting unit within the International segment and $26.4 million for the impairment of other long-lived assets, of which $19.1 million relates to the write-off of capitalized customer contract set-up costs in the business process outsourcing reporting unit. In addition, these charges included $49.3 million related to workforce reductions of 1,169 employees (all of whom were terminated as of December 31, 2008), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify and consolidate the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two manufacturing facilities within the International segment. In addition, $11.1 million of other restructuring costs, including lease terminations in exited facilities, were recorded for the year ended December 31, 2007. Further, the Company capitalized $63.7 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Banta, Perry Judd’s, Von Hoffmann, and Cardinal Brands. Costs of $55.1 million were for planned workforce reductions of 857 employees, resulting from the elimination of duplicative administrative functions and the planned closure of five operating facilities. Charges of $8.6 million of other restructuring costs included lease terminations in exited facilities.

During 2006, the Company recorded restructuring and impairment charges of $206.1 million. These charges included $110.0 million for the non-cash impairment of goodwill within the business process outsourcing operations of the International segment; $30.9 million for impairment of assets, of which $26.3 million reflects the non-cash write-down of the Astron trade name intangible asset; and $11.1 million of other restructuring costs, primarily lease termination costs. Additionally, the Company recorded $54.1 million for employee termination costs, of which $19.1 million was for management and other staff reductions associated with the Company’s management structure realignment in the fourth quarter. The workforce reductions totaled 1,396 employees (all of whom were terminated as of December 31, 2008), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities.

The Company made cash payments of $68.9 million, $112.7 million and $66.5 million for restructuring activities during the years ended December 31, 2008, 2007 and 2006, respectively. These outlays were all funded using cash generated from operations and cash on hand.

In 2009, the Company expects to realize further cost savings associated with the restructuring actions taken in 2008 and 2007, primarily through reduced employee and facility costs. The Company expects to identify further cost reduction opportunities within both current and newly acquired businesses and take additional actions in 2009 related to the ongoing economic slowdown, which may result in significant additional restructuring charges. If these restructuring actions occur, they will be funded by cash generated from operations and cash on hand. If necessary, the Company will fund these costs by utilizing its credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the years ended December 31, 2008, 2007 and 2006.

Cash Flows From Operating Activities

2008 compared to 2007

Net cash provided by operating activities of continuing operations was $1,016.7 million for the year ended December 31, 2008, compared to $1,176.8 million for the year ended December 31, 2007. Cash flows from operating activities are related both to the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest and other activities. The decrease in operating cash flow from 2007 reflected higher interest payments from the issuance of approximately $1.25 billion of debt in January 2007 to fund a portion of the acquisitions of Banta and Perry Judd’s, a larger decrease in accounts payable due to the timing of vendor payments, partially offset by a decrease in accounts receivable and lower cash payments for income taxes. The reduction in incentive compensation expense that increased net earnings will impact net cash provided by continuing operations in 2009 as compared to 2008, as most annual incentive compensation is paid in the first quarter of the following year.

2007 compared to 2006

Net cash provided by operating activities of continuing operations was $1,176.8 million for the year ended December 31, 2007, compared to net cash provided by operating activities of continuing operations of $903.7 million for the year ended December 31, 2006. The increase primarily reflected the impacts of acquisitions, volume growth and productivity efforts, partially offset by higher cash payments for restructuring, interest, and income taxes.

Cash Flows From Investing Activities

2008 compared to 2007

Net cash used in investing activities of continuing operations for the year ended December 31, 2008 was $351.2 million compared to $2,510.9 million for the year ended December 31, 2007. Net cash used for acquisition of businesses in the year ended December 31, 2008 included $132.6 million for the acquisitions of Pro Line and another smaller acquisition, offset by proceeds of $10.5 million from purchase price adjustments related to previous acquisitions. For the year ended December 31, 2007, net cash used for acquisitions included $2,052.4 million for the acquisitions of Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands. The Company received proceeds from the sale of investments and other assets of $53.2 million in 2008, which included $27.3 million of net proceeds from the sale of certain investment securities related to the liquidation of a captive insurance subsidiary. The Company received transfers of $40.6 million of restricted cash in 2008, of which $31.7 million related to the release of excess funding from a trust associated with the Company’s acquisition of Banta and $8.9 million was reimbursements from the same trust for payroll tax payments made by the Company. Capital expenditures were $322.9 million, a decrease of $159.1 million compared to the year ended December 31, 2007, reflecting lower spending on U.S. capacity growth due to the impact of acquisitions completed in 2007 and lower spending internationally in the Europe, Asia and business process outsourcing platforms. The Company continued to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2009 will be approximately $250 million.

2007 compared to 2006

Net cash used in investing activities for the year ended December 31, 2007 was $2,510.9 million versus net cash used in investing activities of $608.4 million for the year ended December 31, 2006. Net cash used for acquisition of businesses in the year ended December 31, 2007 included $2,052.4 million for the acquisition of Banta, Perry Judd’s, Von Hoffmann and Cardinal Brands. Capital expenditures were $482.0 million, an increase of $107.7 million compared to the year ended December 31, 2006. The increase reflects increased investment in expansion projects to support increased volume in Asia and Europe and capital spending at acquired businesses. The Company continued to fund capital expenditures primarily through cash provided by operations.

Cash Flows From Financing Activities

2008 compared to 2007

Net cash used in financing activities of continuing operations for the year ended December 31, 2008 was $676.8 million compared to net cash provided by financing activities of $1,476.2 million in 2007. During the year ended December 31, 2007, the Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. In 2008, $1,275.0 million was borrowed under the revolving credit facility, while $1,475.0 million was used to pay down borrowings under this facility. The net change in short-term debt was a cash inflow of $6.8 million in the year ended December 31, 2008 due to borrowings under international credit facilities, partially offset by the repayment of commercial paper. The net change in other short-term debt for the year ended December 31, 2007 was a cash inflow of $282.1 million due to borrowings under the revolving credit facility and the issuance of commercial paper related to Banta, Perry Judd’s and Von Hoffmann acquisitions. Additionally, $278.8 million was utilized during the year ended December 31, 2008 to acquire 10.0 million shares of common stock under the Company’s share repurchase program, compared to $309.5 million to acquire approximately 7.7 million shares of common stock in 2007. In the year ended December 31, 2007, the Company received proceeds of $105.1 million for the exercise of stock options, including excess tax benefits of $9.6 million.

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

Cash Flows From Discontinued Operations

Net cash used by discontinued operations for the year ended December 31, 2008 was $0.8 million, compared to net cash used by discontinued operations of $0.7 million in 2007 and $0.2 million in 2006.

Other

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to additional United States federal income taxes and in some cases to local country taxes. Repatriation of some foreign balances is restricted by local laws. The Company has no plans to repatriate funds in the near future.

Included in cash and cash equivalents of $324.0 million at December 31, 2008 were short-term investments in the amount of $66.1 million, which primarily consist of certificate and short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are believed to be highly liquid.

Dividends

Cash dividends paid to shareholders totaled $219.2 million, $226.8 million and $225.0 million in 2008, 2007 and 2006, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2009. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors. On January 8, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 2, 2009 to shareholders of record on January 23, 2009.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations:

	Payments Due In
	Total	2009	2010	2011	2012	2013	Thereafter
	(in millions)
Total debt(1)	$5,469.0	$1,113.3	$671.3	$158.9	$765.9	$123.0	$2,636.6
Operating leases	846.6	155.6	122.2	96.8	75.3	58.4	338.3
Other(2)	272.1	232.7	20.0	6.4	4.7	5.3	3.0

Total as of December 31, 2008	$6,587.7	$1,501.6	$813.5	$262.1	$845.9	$186.7	$2,977.9

Debt issued January 14, 2009(3)	$851.4	$23.9	$45.0	$45.0	$45.0	$45.0	$647.5

(1)	Total debt as of December 31, 2008 includes $1,334.6 million of scheduled interest payments, of which the Company expects to pay $189.8 million in 2009.
(2)	Other represents contractual obligations for outsourced services ($127.0 million), purchases of property, plant and equipment ($73.3 million), restructuring-related severance payments ($23.5 million) and purchases of natural gas ($40.3 million). The Company has included $8.0 million of uncertain tax liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” that are classified as current liabilities on the consolidated balance sheet. Excluded from the table are $154.9 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.
(3)	Principal and interest related to the Company’s January 14, 2009 issuance of $400.0 million of 11.25% notes due February 1, 2019. The Company expects to pay $23.9 million of interest in 2009 related to these notes.

The Company expects to make cash contributions of approximately $21.5 million to its pension plans and approximately $15.4 million to its postretirement benefit plans in 2009, which are not reflected above. Contributions for both pension and postretirement plans could be in the range of $150 million to $175 million in 2010.

On February 22, 2006, the Company’s Board of Directors authorized a share repurchase program of up to 10.0 million shares of the Company’s common stock through a variety of methods, including open market purchases, block transactions, accelerated share repurchase agreements or private transactions. Following such authorization and prior to July 25, 2007, the Company repurchased 4.0 million shares. On July 25, 2007, the Board of Directors increased the share repurchase program by 4.0 million shares, taking the total number of shares authorized for repurchase back to 10.0 million shares. Subsequent to July 25, 2007 and through December 31, 2007, the Company repurchased approximately 3.7 million shares. On February 22, 2008, the

Board increased the share repurchase program by approximately 3.7 million shares, bringing the total number of shares authorized for repurchase back to 10.0 million shares. Subsequent to February 22, 2008 and through October 29, 2008, the Company repurchased 10.0 million shares. On October 29, 2008, the Company’s Board of Directors approved a new share repurchase program, authorizing the repurchase of up to 10.0 million shares. As of December 31, 2008, the Company is authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, dividend payments that may be approved by the Board of Directors, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, additional acquisitions and future common stock or debt repurchases based upon market conditions. As further discussed below, the severe credit crisis has increased the Company’s borrowing costs.

Cash and cash equivalents of $324.0 million as of December 31, 2008 included $53.5 million that was readily available in the U.S. and $270.5 that was available at international locations, most of which is subject to U.S. federal income taxes and some of which are subject to local country taxes if repatriated. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs.

The Company has a $2.0 billion unsecured and committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. In the event that the entire Facility was utilized, the Company would not have been in violation of those financial covenants based on its results of operations for the year ended December 31, 2008. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at December 31, 2008. The Company pays an annual commitment fee of 0.08% and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 6, 2012. As of December 31, 2008, there were $200.0 million of borrowings outstanding under the Facility. The Company also has $173.0 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2008, the Company had $43.1 million in outstanding letters of credit, of which $35.7 million reduced availability under the Facility and $1.7 million reduced availability under uncommitted facilities outside of the U.S. Additionally, as of December 31, 2008, there were $289.8 million of borrowings under the Company’s commercial paper program. At December 31, 2008, approximately $1.6 billion was available under the Company’s credit facilities, of which $1.5 billion was available under the committed Facility.

The credit markets, including commercial paper markets in the United States, experienced adverse and extremely volatile conditions during 2008, particularly in the fourth quarter. At times, volatility in the capital markets increased costs associated with issuing commercial paper or other debt instruments, due to increased spreads over relevant interest rate benchmarks, or affected the Company’s ability to access the credit markets. To minimize any liquidity concerns in the commercial paper market, the Company borrowed $200 million under its revolving credit facility during 2008. These borrowings were primarily used to refinance the outstanding commercial paper balance. Notwithstanding these adverse market conditions, we currently believe that current cash balances and cash generated by operations, together with access to external sources of funds described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

A downgrade of our short-term credit ratings would limit access and capacity in the commercial paper market, as well as negatively impacting borrowing costs and causing shorter durations. As a result of the current economic crisis and its impact to the industry and Company, the Company might experience a downgrade in its credit ratings in 2009. A downgrade in our credit ratings would not affect our ability to borrow amounts under the revolving credit facility, although borrowing costs would increase. However, the failure of a financial institution supporting the Facility would reduce the size of our committed facility, unless a replacement institution could be added. Currently, the Facility is supported by 17 U.S. and international financial institutions.

On January 14, 2009, the Company issued $400 million of 11.25% notes due February 1, 2019. The Company used the net proceeds to pay down commercial paper and borrowings under the Facility. The Company anticipates using funds from additional commercial paper and Facility borrowings to repay the April 1, 2009 maturity of $400 million in senior notes. If the Company experiences a downgrade in its credit ratings, these notes are subject to an increase from the 11.25% interest rate resulting in higher interest payments.

On January 2, 2009, the Company acquired the assets of PROSA, for a purchase price of approximately $24 million. The Company financed this acquisition with cash on hand.

On March 14, 2008, the Company acquired Pro Line, for a purchase price of approximately $122 million. The Company financed this acquisition with cash on hand and through issuances of commercial paper.

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

On January 24, 2007, the Company acquired Perry Judd’s, for a purchase price of approximately $182 million. The Company financed this acquisition with the proceeds from the issuance of the notes described in the next paragraph, through issuances of commercial paper and with existing cash on hand.

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

For the year ended December 31, 2008, the Company purchased in the open market 10.0 million shares of its common stock at a total cost of $278.8 million. All of these repurchases were funded with cash on hand and through issuances of commercial paper. As of December 31, 2008, the Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

The Company was in compliance with its debt covenants as of December 31, 2008, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2009 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Facility as of December 31, 2008 and management expects the Company to continue to meet the applicable borrowing conditions.

On January 3, 2007, the Company filed a shelf registration statement with the Securities and Exchange Commission under the rules permitting “well-known seasoned issuers,” or “WKSIs,” to register an unlimited amount of securities to be issued from time to time in the future. Pursuant to the rules governing WKSI registration statements, the Company’s WKSI registration statement automatically became effective and available for use upon filing with the Securities and Exchange Commission. Under this WKSI registration statement, provided the Company has necessary corporate approvals to do so, the Company may issue an unlimited amount of securities for any purpose designated by the Company, including acquisitions and refinancing existing obligations.

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of December 31, 2008, approximately 87% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2008, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $523.5 million of short-term debt, substantially all of which is commercial paper and short-term LIBOR based borrowings under the Facility.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2008, the aggregate notional amount of outstanding forward contracts was approximately $299.4 million. Unrealized gains from these foreign currency contracts were $6.8 million at December 31, 2008. The Company does not use derivative financial instruments for trading or speculative purposes.

During 2008, the Company terminated all of its outstanding cross-currency swaps. The termination resulted in net cash proceeds to the Company of $22.5 million and recognition of a pre-tax loss of $9.9 million.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2008, 2007 and 2006, the Company adopted various accounting standards as described in Note 11, Retirement Plans, Note 12, Income Taxes and Note 17, Stock and Incentive Programs for Employees to the consolidated financial statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 21, New Accounting Pronouncements, to the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. As of December 31, 2008, approximately 87% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2008, the Company’s exposure to rate fluctuations on variable-interest borrowings is limited to $523.5 million of short-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating units, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2008 and 2007, the aggregate notional amount of outstanding forward contracts was approximately $299.4 million and $162.0 million, respectively.

The Company assesses market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would have an effect of $19.9 million on foreign currency gains and losses, but would not have a material effect on interest income or expense and cash flows; and would change the fair values of fixed-rate debt at December 31, 2008 and 2007 by approximately $151.9 million and $111.5 million, respectively.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2008, 2007 or 2006. The Company maintains provisions for potential credit losses and any such losses to date have normally been within the Company’s expectations. However, as a result of the unprecedented credit crisis and economic downturn in 2008, more of the Company’s customers experienced liquidity issues during the year, while bankruptcy filings also increased. As a result of these conditions, the Company’s bad debt expense increased by $40.9 million in 2008 compared to 2007. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded, and the current economic crisis could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2008 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2008 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007, which clarifies the accounting for and disclosure of uncertain tax positions.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 21, 2009 (the “2009 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

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

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2009 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2008 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands) (a)	(b)	(in thousands) (c)
Equity compensation plans approved by security holders(2)	4,548.6	$9.30	10,995.5	(5)
Equity compensation plans not approved by security holders(3)	1,167.4	15.63	—

Total	5,716.0	$10.59	10,995.5

(1)

Upon the acquisition of Moore Wallace on February 27, 2004, stock options and units outstanding under certain Moore Wallace plans were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2008, 205,132 shares were issuable upon the exercise of stock options with a weighted average exercise price per share of $12.50. Information regarding these awards is not included in the table.

(2)	Includes 1,589,053 shares issuable upon the vesting of restricted stock units and 275,000 shares issuable upon the vesting of performance units (assuming that maximum performance levels are achieved) issued under the Company’s 2004 Performance Incentive Plan.
(3)	Represents the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 430,625 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.
(4)	Restricted stock units and performance units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate, excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company, of which 7,936,648 remain available for issuance. The number of available shares assumes that, with respect to outstanding performance units, maximum performance levels will be achieved.

Moore Wallace 2003 Long-Term Incentive Plan

Upon acquiring Moore Wallace, the Company assumed the Moore Wallace 2003 Long-Term Incentive Plan (2003 LTIP). The shareholders of Moore Wallace previously had approved the 2003 LTIP. Under the 2003 LTIP, all employees of Moore Wallace and its subsidiaries who demonstrated significant management potential or who had the capacity for contributing in a substantial measure to the successful performance of Moore Wallace were eligible to participate in the plan. Awards under the 2003 LTIP consisted of restricted stock or restricted stock units, and also pursuant to the plan, a one-time grant of 85,000 options to purchase common shares of Moore Wallace was issued to a particular employee. The 2003 LTIP is administered by the Board of Directors of the Company which may delegate any or all of its responsibilities to the human resources committee of the Board of Directors. In April 2008, the 2003 LTIP was frozen and no new awards may be made under the plan.

There were 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the acquisition of Moore Wallace). As of December 31, 2008, there were 430,625 restricted stock units outstanding under the 2003 LTIP. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”).

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2008, options to purchase 736,736 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the headings “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2009 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2009.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ MILES W. MCHUGH
Miles W. McHugh
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 25th day of February 2009.

Signature and Title	Signature and Title

/S/ THOMAS J. QUINLAN, III Thomas J. Quinlan, III President and Chief Executive Officer, Director (Principal Executive Officer)	/s/ JOHN C. POPE* John C. Pope Director

/S/ MILES W. MCHUGH Miles W. McHugh Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ MICHAEL T. RIORDAN* Michael T. Riordan Director

/S/ ANDREW B. COXHEAD Andrew B. Coxhead Senior Vice President and Controller (Principal Accounting Officer)	/s/ SUSAN M. IVEY* Susan M. Ivey Director

/S/ E. V. GOINGS* E. V. Goings Director	/s/ OLIVER R. SOCKWELL* Oliver R. Sockwell Director

/S/ JUDITH H. HAMILTON* Judith H. Hamilton Director	/s/ LEE A. CHADEN* Lee A. Chaden Director

/S/ THOMAS S. JOHNSON* Thomas S. Johnson Director	/s/ STEPHEN M. WOLF* Stephen M. Wolf Chairman of the Board, Director

By:	/s/ SUZANNE S. BETTMAN
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$11,581.6	$11,587.1	$9,316.6
Cost of sales (exclusive of depreciation and amortization shown below)	8,576.3	8,532.4	6,798.9
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,220.5	1,302.3	1,097.6
Restructuring and impairment charges—net (Note 3)	1,184.7	839.0	206.1
Depreciation and amortization	640.6	598.3	463.3

Total operating expenses	11,622.1	11,272.0	8,565.9

Income (loss) from continuing operations	(40.5)	315.1	750.7
Interest expense—net (Note 13)	226.4	227.3	139.0
Investment and other income (expense)—net (Note 8)	(2.4)	3.6	(10.4)

Earnings (loss) from continuing operations before income taxes and minority interest	(269.3)	91.4	601.3

Income tax expense (benefit) (Note 12)	(83.9)	136.5	196.0
Minority interest	6.3	3.3	2.7

Net earnings (loss) from continuing operations	(191.7)	(48.4)	402.6
Income (loss) from discontinued operations, net of tax	1.8	(0.5)	(2.0)

Net earnings (loss)	$(189.9)	$(48.9)	$400.6

Earnings (loss) per share:
Basic:
Continuing operations	$(0.91)	$(0.22)	$1.86
Discontinued operations	0.01	—	(0.01)

Net earnings (loss) per share, basic	$(0.90)	$(0.22)	$1.85

Diluted:
Continuing operations	$(0.91)	$(0.22)	$1.84
Discontinued operations	0.01	—	(0.01)

Net earnings (loss) per share, diluted	$(0.90)	$(0.22)	$1.83

Weighted average number of common shares outstanding:
Basic	210.2	218.0	216.4
Diluted	210.2	218.0	218.9

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$324.0	$379.0
Restricted cash equivalents	7.9	63.9
Receivables, less allowances for doubtful accounts of $80.5 in 2008 (2007—$63.6) (Note 5)	1,903.2	2,180.7
Income taxes receivable (Note 12)	189.4	0.5
Inventories (Note 6)	695.7	709.5
Prepaid expenses and other current assets	104.6	85.5
Deferred income taxes (Note 12)	56.2	102.2

Total current assets	3,281.0	3,521.3

Property, plant and equipment—net (Note 7)	2,564.0	2,726.0
Goodwill (Note 4)	2,425.9	3,264.9
Other intangible assets—net (Note 4)	831.1	1,323.2
Prepaid pension cost (Note 11)	15.6	833.2
Other noncurrent assets	376.7	418.1

Total assets	$9,494.3	$12,086.7

LIABILITIES
Accounts payable	$767.6	$954.9
Accrued liabilities (Note 9)	795.7	1,085.3
Short-term and current portion of long-term debt (Note 13)	923.5	725.0

Total current liabilities	2,486.8	2,765.2

Long-term debt (Note 13)	3,203.3	3,601.9
Pension liability (Note 11)	491.5	128.9
Postretirement benefits (Note 11)	291.9	247.9
Deferred income taxes (Note 12)	260.9	872.3
Other noncurrent liabilities	441.0	560.2
Liabilities of discontinued operations	0.4	3.0

Total liabilities	7,175.8	8,179.4

Commitments and Contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value	—	—
Authorized: 2.0 shares; Issued: None
Common stock, $1.25 par value	303.7	303.7
Authorized: 500.0 shares; Issued: 243.0 shares in 2008 and 2007
Additional paid-in-capital	2,885.7	2,858.4
Retained earnings	903.8	1,312.9
Accumulated other comprehensive income (loss)	(580.7)	341.3
Treasury stock, at cost, 37.2 shares in 2008 (2007—27.1 shares)	(1,194.0)	(909.0)

Total shareholders’ equity	2,318.5	3,907.3

Total liabilities and shareholders’ equity	$9,494.3	$12,086.7

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net earnings (loss)	$(189.9)	$(48.9)	$400.6
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	(1.8)	0.5	2.0
Impairment charges	1,130.0	778.6	140.9
Depreciation and amortization	640.6	598.3	463.3
Provision for doubtful accounts receivable	52.1	11.2	29.0
Share-based compensation	21.9	27.9	34.6
Deferred taxes	(103.7)	(89.2)	34.8
Reversal of tax reserves	(28.2)	(9.3)	(27.3)
Loss (gain) on sale of investments and other assets—net	(11.7)	2.8	(0.7)
Other	32.1	25.4	19.7
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	164.7	(93.9)	(81.2)
Inventories	(6.6)	(10.1)	(15.7)
Prepaid expenses and other current assets	(17.1)	(2.1)	2.6
Accounts payable	(168.0)	(1.3)	14.3
Income taxes payable and receivable	(213.9)	(37.3)	5.4
Accrued liabilities and other	(283.8)	24.2	(118.6)

Net cash provided by operating activities of continuing operations	1,016.7	1,176.8	903.7
Net cash used in operating activities of discontinued operations	(0.8)	(0.7)	(0.2)

Net cash provided by operating activities	1,015.9	1,176.1	903.5

INVESTING ACTIVITIES
Capital expenditures	(322.9)	(482.0)	(374.3)
Acquisitions of businesses, net of cash acquired	(122.1)	(2,052.4)	(244.3)
Proceeds from return of capital and sale of investments and other assets	53.2	8.3	10.2
Transfers from restricted cash	40.6	15.2	—

Net cash used in investing activities	(351.2)	(2,510.9)	(608.4)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,244.2	—
Net change in short-term debt	6.8	282.1	(21.6)
Payments of current maturities and long-term debt	(10.0)	(5.8)	(246.7)
Payments of credit facility borrowings	(1,475.0)	—	—
Proceeds from credit facility borrowings	1,275.0	400.0	—
Proceeds from termination of cross-currency swaps	22.5	—	—
Debt issuance costs	—	(13.1)	—
Issuance of common stock	1.9	105.1	37.3
Acquisition of common stock	(278.8)	(309.5)	(1.8)
Dividends paid	(219.2)	(226.8)	(225.0)

Net cash (used in) provided by financing activities	(676.8)	1,476.2	(457.8)

Effect of exchange rate on cash flows and cash equivalents	(42.9)	26.2	7.4

Net (decrease) increase in cash and cash equivalents	(55.0)	167.6	(155.3)

Cash and cash equivalents at beginning of year	379.0	211.4	366.7

Cash and cash equivalents at end of year	$324.0	$379.0	$211.4

Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$25.3	$36.5	$—
Acquisition of assets through direct financing	—	—	10.8

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount		Shares	Amount
Balance at January 1, 2006	243.0	$303.7	$2,888.2	(25.5)	$(772.0)	$(44.9)	$1,439.4	$(90.2)	$3,724.2

Net earnings							400.6		400.6
Translation adjustments								57.8	57.8
Minimum pension liability adjustment								(4.5)	(4.5)
Unrealized gain on investment								1.3	1.3
Change in fair value of derivatives and hedge reclassifications								26.4	26.4

Comprehensive income									481.6

SFAS 158 transition adjustment								71.3	71.3
Treasury stock activity				(0.5)	(14.4)				(14.4)
Cash dividends paid							(225.0)		(225.0)
Stock-based awards, net of amortization			(16.4)	1.8	58.5	44.9			87.0

Balance at December 31, 2006	243.0	303.7	2,871.8	(24.2)	(727.9)	—	1,615.0	62.1	4,124.7

Net loss							(48.9)		(48.9)
Translation adjustments								129.4	129.4
Pension and other benefit liability adjustments								85.4	85.4
Unrealized gain on investment								0.5	0.5
Change in fair value of derivatives and hedge reclassifications								0.2	0.2

Comprehensive income									166.6

Cumulative effect of change in accounting principle (“FIN 48”)							(23.0)		(23.0)
SFAS 158 transition adjustment							(3.4)	63.7	60.3
Acquisition of common stock.				(7.7)	(309.5)				(309.5)
Cash dividends paid							(226.8)		(226.8)
Stock-based awards:
Grants, net of amortization.			(13.4)	6.0	172.6				159.2
Withholdings and other.				(1.2)	(44.2)				(44.2)

Balance at December 31, 2007	243.0	303.7	2,858.4	(27.1)	(909.0)	—	1,312.9	341.3	3,907.3

Net loss							(189.9)		(189.9)
Translation adjustments								(154.4)	(154.4)
Pension and other benefit liability adjustments								(772.4)	(772.4)
Changes in investment securities								(1.4)	(1.4)
Change in fair value of derivatives and hedge reclassifications								6.2	6.2

Comprehensive loss									(1,111.9)

Acquisition of common stock.				(10.0)	(278.8)				(278.8)
Cash dividends paid							(219.2)		(219.2)
Stock-based awards:
Grants, net of amortization.			27.3	—	—				27.3
Withholdings and other.				(0.1)	(6.2)				(6.2)

Balance at December 31, 2008	243.0	$303.7	$2,885.7	(37.2)	$(1,194.0)	$—	$903.8	$(580.7)	$2,318.5

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2008, 2007 and 2006 are included in the consolidated financial statements from the dates of acquisition (see Note 2). Certain prior-year amounts have been reclassified to conform to the Company’s current reporting unit structure (see Note 20).

Nature of Operations—The Company provides a wide variety of print and print-related services, including business process outsourcing. The Company also provides logistics and distribution services for its print customers and other mailers.

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, employee benefits, self-insurance reserves, taxes, restructuring and other provisions and contingencies.

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

Fair Value of Financial Instruments—The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for measurement and disclosure with respect to financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

The Company adopted the measurement provisions of SFAS 157 to value its pension and postretirement benefit plan assets as of December 31, 2008 (see Note 11). In addition, SFAS No. 157 was applied in determining the fair value disclosures for debt (see Note 13).

FASB Staff Position FAS 157-2, “Effective date of FASB Statement No. 157”, provides a one year deferral of SFAS No. 157’s effective date for nonfinancial assets and liabilities. Accordingly, for nonfinancial assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

liabilities, SFAS No.157 will become effective for the Company as of January 1, 2009, and may impact the determination of goodwill, intangible assets and other long-lived assets’ fair values recorded in conjunction with business combinations and as part of impairment reviews for goodwill and long-lived assets.

Revenue Recognition—The Company recognizes revenue for the majority of its products upon transfer of title and the passage of the risk of loss, which is generally upon shipment to the customer. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

Revenue from services is recognized as services are performed. Within the Company’s financial print operations, which serve the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed. Revenues related to the Company’s premedia operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services. For each of the years ended December 31, 2008, 2007 and 2006, revenue from services was below 10% of the Company’s consolidated net sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Cash and cash equivalents and restricted cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations. As of December 31, 2008, $7.9 million of restricted cash equivalents was held in a trust to cover payments, both current and long-term, due to retired and former employees of Banta Corporation, some of whom are current employees of RR Donnelley.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2008, 2007 or 2006. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience (see Note 5).

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 76.5% and 66.2% of the inventories at December 31, 2008 and 2007, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

Long-lived Assets—The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets, other than goodwill and intangible assets, that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Goodwill—Goodwill is reviewed annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit’s fair value estimated based on comparable company market valuations and/or expected future discounted cash flows to be generated by the reporting unit to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations in the period identified (see Note 3).

Amortization—Certain costs to acquire and develop internal-use computer software are amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense related to internally-developed software was $23.5 million, $27.5 million and $21.1 million for the years ending December 31, 2008, 2007 and 2006, respectively. Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Identifiable intangible assets with indefinite lives are not amortized.

Financial Instruments—The Company uses derivative financial instruments to hedge exposures to interest rate and foreign exchange fluctuations in the ordinary course of business.

All derivatives are recorded as other assets or other liabilities on the Consolidated Balance Sheets at their respective fair values with unrealized gains and losses recorded in comprehensive income, net of applicable income taxes, or in the results of operations, depending on the purpose for which the derivative is held. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in results of operations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in results of operations.

Share-Based Compensation—The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value (see Note 17).

Pension and Postretirement Plans—The Company records annual income and expense amounts relating to its pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. In accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), the Company adopted the provisions requiring a fiscal year-end measurement date during the first quarter of 2007. The effect of adopting SFAS 158 on the Company’s financial position at December 31, 2006 has been included in the accompanying consolidated financial statements (see Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Taxes on Income—Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. On January 1, 2009, the Company adopted SFAS 141 (R), “Business Combinations,” which requires the Company to recognize, as an adjustment to income tax expense, changes in the valuation allowance for acquired deferred tax assets after expiration of the measurement period. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertain tax positions. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs (see Note 12).

Comprehensive Income (Loss)—Comprehensive income (loss) for the Company consists of net earnings (loss), unrecognized actuarial gains and losses and prior service cost for pension and postretirement benefit plans, unrealized gains and losses on marketable securities available for sale, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Note 2. Acquisitions

2008 Acquisitions

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Taxes. The purchase price for Pro Line was approximately $122.2 million, net of cash acquired of $1.7 million and including acquisition costs of $4.3 million. Pro Line’s operations are included in the U.S. Print and Related Services segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Pro Line and another immaterial printing-company acquisition were recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. Based on these valuations, the final purchase price allocations for 2008 acquisitions is as follows:

Accounts receivable	$17.4
Inventories	7.4
Other current assets	0.7
Property, plant and equipment and other long-term assets	101.8
Amortizable intangible assets	15.5
Goodwill	33.1
Accounts payable and accrued liabilities	(30.4)
Deferred taxes—net	(7.0)

Total purchase price—net of cash acquired	138.5
Less: debt assumed and not repaid	5.9

Net cash paid	$132.6

2007 Acquisitions

On January 9, 2007, the Company acquired Banta Corporation (“Banta”), a provider of comprehensive printing and digital imaging solutions to publishers and direct marketers, including digital content management and e-business services. Additionally, Banta provided a wide range of procurement management and other outsourcing capabilities to technology companies. The purchase price for Banta was approximately $1,352.7 million, net of cash acquired of $72.9 million and including $13.9 million of acquisition costs and the assumption of $17.6 million of Banta’s debt. Banta’s operations are included in the U.S. Print and Related Services segment, with the exception of its Global Turnkey Solutions operations, which are included in the International segment.

On January 24, 2007, the Company acquired Perry Judd’s Holdings Incorporated (“Perry Judd’s”), a provider of consumer and business-to-business catalogs, as well as consumer, trade, and association magazines. The purchase price for Perry Judd’s was approximately $181.5 million, net of cash acquired of $0.3 million and including acquisition costs of $2.6 million. Perry Judd’s operations are included in the U.S. Print and Related Services segment.

On May 16, 2007, the Company acquired Von Hoffmann, a U.S.-based printer of books and other products that serve primarily the education, trade and business-to-business catalog sectors. The purchase price for Von Hoffmann was approximately $412.5 million, including acquisition costs of $7.5 million. Von Hoffmann’s operations are included in the U.S. Print and Related Services segment.

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

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the addition of these businesses is expected to improve the Company’s ability to serve customers, increase capacity utilization and reduce management, procurement and manufacturing costs. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. Based on these valuations, the final purchase price allocations for all of the businesses acquired in 2007 are as follows:

Restricted cash equivalents	$102.5
Accounts receivable	424.3
Inventories	178.0
Other current assets	11.2
Property, plant and equipment and other long-term assets	586.0
Amortizable and non-amortizable intangible assets	621.1
Goodwill	790.4
Accounts payable and accrued liabilities	(328.5)
Postretirement and pension benefits and other long-term liabilities	(50.2)
Deferred taxes—net	(266.5)

Total purchase price—net of cash acquired	2,068.3
Less: debt assumed and not repaid	17.6

Net cash paid	$2,050.7

At December 31, 2007, restricted cash equivalents of $69.9 million, of which $6.0 million was classified in other noncurrent assets, were held in a trust to cover payments, both current and long-term, due to certain current employees of RR Donnelley and retired and former employees of Banta Corporation. This trust was funded by Banta in October 2006 after Banta received an unsolicited proposal from a third party, other than the Company, to acquire Banta. This unsolicited proposal automatically triggered a requirement for Banta to fund the trust to cover such payments. The trust was originally adopted by the Board of Directors of Banta in 1991.

2006 Acquisition

On April 27, 2006, the Company acquired OfficeTiger Holdings, Inc. (“OfficeTiger”), a leading provider of integrated business process outsourcing services through its operations in North America, Europe, India, the Philippines and Sri Lanka. OfficeTiger’s transaction processing services were closely related and complementary to the Company’s pre-existing business process outsourcing resources. The purchase price for OfficeTiger was approximately $239.3 million, net of cash acquired of $5.6 million and including acquisition costs of $4.5 million. OfficeTiger’s operations are included in the International segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The OfficeTiger acquisition was recorded by allocating the cost to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. In the third quarter of 2008, the Company finalized its valuation of certain tax contingencies related to the acquisition. As a result, the Company recorded reductions of $15.0 million to goodwill and accrued liabilities, which are reflected below. Based on these valuations, the final purchase price allocations for the OfficeTiger acquisition in 2006 are as follows:

Accounts receivable	$20.4
Other current assets	1.5
Property, plant and equipment and other long-term assets	7.2
Amortizable intangible assets	54.4
Goodwill	177.6
Deferred taxes—net	1.9
Accounts payable and accrued liabilities	(18.3)
Other long-term liabilities	(5.4)

Net cash paid	$239.3

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2008 and 2007 presents the combined results of operations of the Company and Pro Line as if the acquisition had occurred at January 1, 2008 and 2007, respectively. The pro forma information for the year ended December 31, 2007 also reflects the acquisition of Banta, Perry Judd’s, Von Hoffman and Cardinal Brands as if those acquisitions occurred on January 1, 2007.

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

	2008	2007
Net sales	$11,605.2	$12,056.5
Net loss	(194.4)	(65.9)
Net loss per share:
Basic	$(0.92)	$(0.30)

Diluted	$(0.92)	$(0.30)

The pro forma net loss for 2008 and 2007 include $123.8 and $130.7 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes restructuring and impairment charges from continuing operations of $1,184.7 million and $839.0 million for 2008 and 2007. Also included in the net loss were net earnings from discontinued operations of $1.8 million and a net loss from discontinued operations of $0.5 million, respectively, for 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 3. Restructuring and Impairment

The Company recorded restructuring and impairment charges of $1,184.7 million, $839.0 million and $206.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. The charges in 2008 included $1,125.4 million for the impairment of goodwill and intangible assets, as well as $44.1 million for employee termination costs. Additionally, in 2008, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $10.6 million, as well as $4.6 million of impairment charges for other long-lived assets. The charges in 2007 included $316.1 million for the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. In addition, the 2007 charges included $436.1 million for the impairment of goodwill associated with the business process outsourcing reporting unit within the International segment. The charges in 2006 included $110.0 million for the impairment of goodwill in the business process outsourcing reporting unit within the International segment and $26.3 million for the write-down of the Astron trade name intangible asset.

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

2008	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$22.1	$3.7	$25.8	$380.0	$405.8
International	21.6	3.4	25.0	749.7	774.7
Corporate	0.4	3.5	3.9	0.3	4.2

	$44.1	$10.6	$54.7	$1,130.0	$1,184.7

In the fourth quarter of 2008, the Company recorded a non-cash charge of $1,125.4 million to reflect the impairment of goodwill and intangible assets, of which $749.0 million and $376.4 million are reflected in the International and U.S. Print and Related Services segments, respectively. The goodwill impairment charges of $297.8 million, $249.4 million, $152.0 million, $78.6 million and $22.3 million resulted from reductions in the estimated fair value of the forms and labels, business process outsourcing, Canada, office products and Global Turnkey Solutions reporting units, respectively, based on lower expectations for revenue, profitability and cash flows resulting primarily from the impacts of the global economic downturn and resultant impacts on the Company’s customers. In addition, these reporting units were valued using a higher discount rate applied to estimated future cash flows. The higher discount rates reflect increases in borrowing rates and equity risk premiums implied by market conditions as of October 31, 2008 compared to October 31, 2007. Because the fair values of these reporting units were below their carrying amounts including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of each reporting unit.

The Company also recorded a non-cash charge of $325.3 million for the impairment of acquired customer relationships in the business process outsourcing reporting unit. The impairment of these intangible assets resulted from overall declines in contract renewal rates, net sales growth and profit margins compared to prior estimates. These factors were also reflected in the overall decline in value of the reporting unit that caused impairment of its goodwill. After recording the goodwill and intangible asset impairment charges, remaining intangible assets in the business process outsourcing reporting unit were $24.3 million as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

For the year ended December 31, 2008, the Company also recorded net restructuring charges of $44.1 million, for employee termination costs for 2,245 employees, of whom 2,183 were terminated as of December 31, 2008, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $10.6 million for the year ended December 31, 2008. Finally, for the year ended December 31, 2008, the Company recorded $4.6 million of impairment charges for other long-lived assets.

2007	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$21.0	$2.5	$23.5	$261.6	$285.1
International	20.3	3.8	24.1	514.6	538.7
Corporate	8.0	4.8	12.8	2.4	15.2

	$49.3	$11.1	$60.4	$778.6	$839.0

In the fourth quarter of 2007, the Company recorded a non-cash charge of $436.1 million to reflect impairment of goodwill in the business process outsourcing reporting unit within the International segment. As part of its annual impairment analysis for this reporting unit, the Company determined the fair value of the unit, in part based on estimates of future cash flows. The estimated future cash flows of this reporting unit reflected a reduction in the fair value of the business based on lower expectations for growth and profitability, resulting primarily from increased price competition for significant new contracts. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of the reporting unit.

For the year ended December 31, 2007, the Company also recorded $342.5 million for impairment of other assets, of which $316.1 million reflects the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. Additionally, $26.4 million relates to the impairment of other long-lived assets, of which $19.1 million relates to the write-off of capitalized customer contract set-up costs in the business process outsourcing reporting unit. In addition, charges of $49.3 million were recorded related to workforce reductions of 1,169 employees (all of whom were terminated as of December 31, 2008), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions include management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two manufacturing facilities within the International segment. In addition, $11.1 million of other restructuring costs, which included lease terminations in exited facilities, were recorded for the year ended December 31, 2007.

2006	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$19.7	$2.0	$21.7	$1.9	$23.6
International	12.3	4.1	16.4	138.6	155.0
Corporate	22.1	5.0	27.1	0.4	27.5

	$54.1	$11.1	$65.2	$140.9	$206.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

In the fourth quarter of 2006, the Company recorded a non-cash charge of $110.0 million to reflect impairment of goodwill in the business process outsourcing reporting unit within the International segment. As part of its annual impairment analysis for this reporting unit, the Company determined the fair value of the unit, in part based on estimates of future cash flows. The estimated future cash flows of this reporting unit reflected a reduction in the fair value of the business based on lower near-term profit expectations, as a result of lower sales driven by loss of volume and lower prices on significant customers, primarily in the transactional print and mail revenue streams. Because the fair value of the reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of the reporting unit.

For the year ended December 31, 2006, the Company also recorded $30.9 million for impairment of other assets, of which $26.3 million reflects the write-down of the Astron trade name intangible asset, and $4.6 million relates to the impairment of other long-lived assets. In addition, charges of $54.1 million for workforce reductions of 1,396 employees (all of whom were terminated as of December 31, 2008), associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities and $11.1 million of other restructuring costs, primarily related to lease terminations in exited facilities, were recorded for the year ended December 31, 2006.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2008, the Company recorded $2.1 million of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Pro Line and Cardinal Brands. During 2007 and 2006, the Company recorded $63.7 million and $0.8 million, respectively, of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Banta, Perry Judd’s, Von Hoffman and OfficeTiger.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the year ended December 31, 2008 is as follows:

	December 31, 2007	Restructuring Cost, Net		Cash Paid	December 31, 2008
		Charged to Results of Operations	Capitalized as a Cost of Acquisition
Employee terminations	$32.8	$44.1	$1.7	$55.1	$23.5
Other	13.9	10.6	0.4	13.8	11.1

Total	$46.7	$54.7	$2.1	$68.9	$34.6

The current portion of the restructuring reserve of $30.0 million is included in accrued liabilities at December 31, 2008, while the long-term portion of $4.6 million is included in other noncurrent liabilities at December 31, 2008.

The Company anticipates payments associated with these employee terminations will be substantially completed by the end of 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 4. Goodwill and Other Intangible Assets

Goodwill at December 31, 2008 and 2007 was as follows:

	U.S. Print and Related Services	International	Total
Net book value at December 31, 2006	$1,843.6	$1,043.2	$2,886.8
Acquisitions	705.8	92.6	798.4
Foreign exchange and other adjustments	(4.9)	20.7	15.8
Impairment charge	—	(436.1)	(436.1)

Net book value at December 31, 2007	2,544.5	720.4	3,264.9
Acquisitions	33.1	—	33.1
Foreign exchange and other adjustments	(7.8)	(64.2)	(72.0)
Impairment charges	(376.4)	(423.7)	(800.1)

Net book value at December 31, 2008	$2,193.4	$232.5	$2,425.9

In the fourth quarters of 2008 and 2007, the Company recorded non-cash charges of $800.1 million and $436.1 million, respectively, to reflect impairment of goodwill. See Note 3 for further discussion regarding these impairment charges. Also, during the third quarter of 2008, the Company finalized its valuation of certain tax contingencies related to the 2006 acquisition of OfficeTiger. As a result, the Company recorded reductions of $15.0 million to goodwill and accrued liabilities. OfficeTiger’s operations are included in the International segment.

The components of other intangible assets at December 31, 2008 and 2007 were as follows:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Trademarks, licenses and agreements	$21.9	$(21.9)	$—	$21.9	$(21.6)	$0.3
Patents	98.3	(59.1)	39.2	98.3	(46.9)	51.4
Customer relationship intangibles	1,139.8	(380.7)	759.1	1,449.5	(209.5)	1,240.0
Trade names	19.3	(4.6)	14.7	19.3	(4.2)	15.1

Total amortizable purchased intangible assets	1,279.3	(466.3)	813.0	1,589.0	(282.2)	1,306.8
Indefinite-lived trade names	18.1	—	18.1	16.4	—	16.4

Total purchased intangible assets	$1,297.4	$(466.3)	$831.1	$1,605.4	$(282.2)	$1,323.2

In the fourth quarter of 2008, the Company recorded a non-cash charge of $325.3 million to reflect impairment of customer relationship intangible assets in the business process outsourcing reporting unit. In the second quarter of 2007, the Company recorded a non-cash charge of $316.1 million to reflect the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related services offerings under the single RR Donnelley brand. See Note 3 for further discussion regarding this impairment charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

During the years ended December 31, 2008 and 2007, the Company recorded additions to intangible assets of $17.3 million and $619.3 million, respectively. The components of other intangible assets acquired during 2008 and 2007 were as follows:

	December 31, 2008		December 31, 2007
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Customer relationship intangibles	$15.6	6.4	$610.5	12.6
Indefinite-lived trade names	1.7	—	8.8	—

Total additions	$17.3		$619.3

Amortization expense for other intangibles was $123.3 million, $119.7 million and $73.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2008:

Amount
2009	$95.7
2010	95.6
2011	95.4
2012	83.6
2013	81.5
2014 and thereafter	361.2

Total	$813.0

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Allowance for trade receivable losses:
Balance, beginning of year	$63.6	$79.8	$61.3
Provisions charged to expense	52.1	11.2	29.0
Write-offs and other	(35.2)	(27.4)	(10.5)

Balance, end of year	$80.5	$63.6	$79.8

Note 6. Inventories

The components of the Company’s inventories at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Raw materials and manufacturing supplies	$311.3	$300.7
Work in process	183.2	204.0
Finished goods	296.6	272.4
LIFO reserve	(95.4)	(67.6)

Total	$695.7	$709.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

For financial reporting purposes, the Company recognized LIFO expense of $30.6 million, $0.4 million and $12.8 million in 2008, 2007 and 2006, respectively.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Land	$91.6	$97.2
Buildings	1,143.1	1,164.9
Machinery and equipment	5,935.3	5,826.3

	7,170.0	7,088.4
Less: Accumulated depreciation	(4,606.0)	(4,362.4)

Total	$2,564.0	$2,726.0

During the years ended December 31, 2008, 2007 and 2006, depreciation expense was $493.8 million, $451.1 million and $369.0 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $5.9 million and $11.0 million at December 31, 2008 and 2007, respectively. These assets are included in current assets in the Consolidated Balance Sheet at December 31, 2008 and other noncurrent assets in the Consolidated Balance Sheet at December 31, 2007 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Investments in Affordable Housing

The Company has ownership interests in 26 investment level partnerships, which in turn hold varying ownership percentage interests in limited partnerships that invested in affordable housing (properties that met the Internal Revenue Service requirements for low-income housing tax credits). The Company’s initial total gross investment in affordable housing was approximately $157.7 million. Under the provisions of the Tax Reform Act of 1986, companies that invested in affordable housing were to receive certain tax credits over a 10-year period, a portion of which was subject to recapture, if a company did not retain its investments for a minimum holding period (typically 15 years). These tax credits were provided as a legislative economic incentive to encourage companies to invest in properties dedicated and restricted to lower-income tenants for the 15-year holding period. The Company has the ability and intent to maintain its investments in affordable housing for the qualifying 15-year holding periods, which began to expire in 2008. The Company’s expected recovery of its investments in affordable housing is based on the future tax credits and tax deductions to be received and the estimated residual value of the properties. Residual value represents what the Company expects to realize upon either sale of the underlying properties or the refinancing of the partnership interests at the end of the requisite holding periods.

Total consolidated assets in accordance with Financial Accounting Standard Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” amounted to $16.3 million and $16.5 million at December 31, 2008 and 2007, respectively, and are included in other noncurrent assets. General partners and creditors of the partnerships have no recourse to the general credit of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

During 2008, 2007 and 2006, the Company recorded non-operating pre-tax charges of $0.5 million, $0.2 million and $17.5 million, respectively, to adjust the carrying value of its affordable housing investments to estimated fair value based on the results of its impairment analysis. These charges related to non-consolidated investments only and excluded the investments which were consolidated as a result of the adoption of FIN 46R.

For the year ended December 31, 2008, the reduction in fair value was based on declines in the estimated residual values of certain underlying properties, while the reduction in fair value for the years ended December 31, 2007 and 2006 was based on both declining future tax credits (based on tax credits realized to-date) and declines in the estimated residual values of certain underlying properties, which were deemed to be other than temporary. The Company’s risk of loss related to the remaining unconsolidated investments in affordable housing is generally limited to the carrying value of these investments. As of December 31, 2008 and 2007, the Company’s remaining unconsolidated investments in affordable housing were $11.1 million and $13.0 million, respectively, which were included in other noncurrent assets.

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Employee-related liabilities	$231.6	$464.6
Restructuring liabilities	30.0	43.6
Deferred revenue	153.5	148.6
Other	380.6	428.5

Total accrued liabilities	$795.7	$1,085.3

Employee-related liabilities consist primarily of payroll, incentive compensation, sales commission and employee benefit accruals. Other accrued liabilities include income and other tax liabilities, interest expense accruals and miscellaneous operating accruals. The decrease in employee-related liabilities reflects the decrease in employee incentive compensation earned in 2008, as it will not be paid out.

Note 10. Commitments and Contingencies

As of December 31, 2008, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $100.1 million. Of this total, approximately $73.3 million has been committed. In addition, the Company has a commitment of $23.5 million for severance payments related to restructuring activities. The Company also has contractual commitments of approximately $127.0 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. As of December 31, 2008, the Company was committed to purchase $40.3 million of natural gas under these contracts.

Future minimum rental commitments under non-cancelable leases are as follows:

Year Ended December 31	Amount
2009	$155.6
2010	122.2
2011	96.8
2012	75.3
2013 and thereafter	396.7

$846.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Company has non-cancelable operating lease commitments totaling $846.6 million extending through various periods to 2052. Rent expense was $219.8 million, $219.3 million and $134.6 million in the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense for 2007 included reclassifications of expense not classified as rent in prior years. This change in classification would have increased the rent expense by $28.8 million for the year ended December 31, 2006.

The Company is exposed to credit risk on accounts receivable balances. Although risk is limited by the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors, widespread reductions in credit availability for customers and other factors could result in more significant accounts receivable losses than the Company has experienced historically.

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. We have been designated as a potentially responsible party in twelve federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves, recorded in accrued liabilities, that it believes to be adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

Note 11. Retirement Plans

The Company sponsors various funded and unfunded pension plans for most of its full-time employees in the U.S., Canada and certain international locations. The Company also participates in various multi-employer pension plans. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. Most of the Company’s regular full-time U.S. employees become eligible for these benefits at or after reaching age 50 if working for the Company and having 5 years of vested service.

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

The pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31, with the exception of 2006, which was measured as of September 30. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of its active employees.

In accordance with SFAS 158, during the first quarter of 2007, the Company adopted the measurement date provisions which require a fiscal year-end measurement date. Because the Company’s previous measurement date was September 30, 2006, this change required the Company to remeasure the plan assets and retirement obligations at December 31, 2006. As part of this valuation, the Company updated its assumed discount rates. The weighted-average discount rate used to calculate net periodic benefit expense for pension and postretirement benefits was 5.7% and 5.8%, respectively at December 31, 2006 and 5.8% to determine the benefit obligation for both pension and postretirement benefits at December 31, 2006, the new measurement date. All other assumptions used to calculate net periodic benefit expense remained unchanged from the September 30, 2006 measurement date. The impact of the measurement date change was as follows:

	September 30, 2006 Measurement Date	Effect of Change in Measurement Date	December 31, 2006 Measurement Date
Prepaid pension cost	$638.6	$95.3	$733.9
Accrued pension and postretirement liability	(460.7)	4.3	(456.4)
Deferred income taxes	(87.8)	(39.3)	(127.1)
Accumulated other comprehensive income	(43.1)	(63.7)	(106.8)
Retained Earnings	—	3.4	3.4

On December 31, 2006, the Company adopted the recognition and disclosure requirements of SFAS 158.

SFAS 158 required the Company to recognize the funded status of its postretirement benefit plans in the Consolidated Balance Sheet at December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income. The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The incremental effects of adopting the provisions of SFAS 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s Consolidated Statements of Operations for the year ended December 31, 2006, and it will not affect the Company’s operating results in future periods. Prior to the Company’s adoption of SFAS 158, it recognized an additional minimum liability of $48.8 million at December 31, 2006. The amounts recognized in the Consolidated Balance Sheet upon adoption were as follows:

	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As reported at December 31, 2006
Pension asset	$520.3	$118.3	$638.6
Intangible asset	1.3	(1.3)	—
Accrued pension and postretirement liability	(470.2)	9.5	(460.7)
Deferred tax liabilities	(32.6)	(55.2)	(87.8)
Accumulated other comprehensive income	28.2	(71.3)	(43.1)

The components of the net periodic benefit expense (income) and total expense (income) are as follows:

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$86.3	$93.1	$80.6	$12.4	$12.6	$12.1
Interest cost	168.8	153.2	131.3	30.3	29.1	28.1
Expected return on plan assets	(267.3)	(243.4)	(207.0)	(16.3)	(15.2)	(15.9)
Amortization of prior service credit	(5.2)	(7.3)	(7.4)	(14.6)	(14.6)	(15.8)
Amortization of actuarial loss	0.6	3.8	11.3	0.1	5.5	5.1

Net periodic benefit expense (income)	(16.8)	(0.6)	8.8	11.9	17.4	13.6
Curtailments	(0.1)	(5.2)	—	—	—	—
Special termination benefit cost	—	0.6	—	—	—	—
Settlements	—	—	0.1	—	—	—

Total expense (income)	$(16.9)	$(5.2)	$8.9	$11.9	$17.4	$13.6

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	6.4%	5.7%	5.6%	6.3%	5.8%	5.7%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected return on plan assets	8.3%	8.4%	8.3%	8.0%	7.6%	8.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Benefit obligation at beginning of year	$2,702.4	$2,461.1	$500.2	$519.0
SFAS 158 measurement date adjustment	—	39.6	—	2.5
Service cost	86.3	93.1	12.4	12.6
Interest cost	168.8	153.2	30.3	29.1
Plan participants’ contributions	1.8	1.9	22.0	20.0
Medicare reimbursements	—	—	3.3	3.9
Acquisitions and other	40.2	199.8	—	4.3
Amendments	—	31.3	—	—
Actuarial gain	(64.8)	(168.0)	(46.7)	(46.8)
Curtailments and settlements	(17.4)	(4.5)	—	—
Special termination benefits	—	0.6	—	—
Foreign currency translation	(85.1)	31.1	(5.2)	6.0
Benefits paid	(159.4)	(136.8)	(49.4)	(50.4)

Benefit obligation at end of year	$2,672.8	$2,702.4	$466.9	$500.2

Fair value of plan assets at beginning of year	$3,384.6	$2,940.9	$232.0	$217.1
SFAS 158 measurement adjustment	—	137.8	—	4.1
Actual return on assets	(1,031.4)	181.5	(65.8)	20.8
Acquisitions and other	41.7	211.9	—	—
Employer contributions	39.8	19.7	21.4	20.4
Plan participants’ contributions	1.8	1.9	22.0	20.0
Settlements	(17.4)	—	—	—
Foreign currency translation	(68.3)	27.7	—	—
Benefits paid	(159.4)	(136.8)	(49.4)	(50.4)

Fair value of plan assets at end of year	$2,191.4	$3,384.6	$160.2	$232.0

Funded status at end of year	$(481.4)	$682.2	$(306.7)	$(268.2)

The accumulated benefit obligation for all defined benefit pension plans was $2,616.7 million and $2,617.0 million at December 31, 2008 and December 31, 2007, respectively.

Amounts recognized on the Consolidated Balance Sheets as of December 31, 2008 and 2007 are reflected in the following table. No plan assets are expected to be returned to the Company during the fiscal year ended December 31, 2009.

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Prepaid pension cost	$15.6	$833.2	$—	$—
Accrued benefit cost (included in accrued liabilities)	(5.5)	(22.1)	(14.8)	(20.3)
Pension liability	(491.5)	(128.9)	—	—
Postretirement liability	—	—	(291.9)	(247.9)

Net asset (liability) recognized in the consolidated balance sheet	$(481.4)	$682.2	$(306.7)	$(268.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The amounts in accumulated other comprehensive income on the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2008 and 2007 are as follows:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Accumulated other comprehensive (income) loss
Net actuarial loss (gain)	$1,046.3	$(167.9)	$25.5	$(6.5)
Net transition obligation	0.2	—	—	—
Net prior service credit	(53.6)	(58.9)	(53.2)	(67.8)

Total	$992.9	$(226.8)	$(27.7)	$(74.3)

The amounts recognized in other comprehensive (income) loss in 2008 as components of net periodic benefit costs are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$(0.6)	$(0.1)
Net prior service credit	5.3	14.6
Amounts arising during the period:
Net actuarial loss	1,239.0	29.5
Foreign currency (gain) loss	(24.0)	1.8

Total	$1,219.7	$45.8

Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit costs over the next year are shown below:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial (gain) loss	$4.8	$(2.6)
Net prior service credit	(5.3)	(14.6)

Total	$(0.5)	$(17.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides the weighted average assumptions used to determine the benefit obligation at the measurement date:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Discount rate	6.8%	6.4%	6.9%	6.3%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Health care cost trend:
Current
Pre-Age 65	—	—	8.6%	8.9%
Post-Age 65	—	—	9.7%	9.4%
Ultimate	—	—	6.0%	6.0%

Summary of under-funded or non-funded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2008 and 2007:

	Pension Benefits
	2008	2007
Projected benefit obligation	$2,669.3	$330.6
Fair value of plan assets	2,172.3	195.4

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2008	2007
Accumulated benefit obligation	$2,612.7	$318.1
Fair value of plan assets	2,171.3	195.4

The current health care cost trend rate gradually declines through 2013 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$0.7	$(0.7)
Postretirement benefit obligation	5.1	(4.7)

The allocation percentage of plan assets as of December 31, 2008 and 2007 was:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Equity	63%	73%	59%	79%
Fixed income securities	31%	25%	38%	21%
Cash and other	6%	2%	3%	0%

Total	100%	100%	100%	100%

The Company employs a total return investment approach for its pension and postretirement benefit plans, whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 75% for equity securities and approximately 25% for fixed income and other securities.

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date. The weighted average discount rate used at December 31, 2008 to measure the net benefit obligation was 6.8%.

The Company also maintains several pension plans in international locations. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates, and plan participant profiles.

The Company expects to make cash contributions of approximately $21.5 million to its pension plans and approximately $15.4 million to its postretirement plans in 2009. These contributions are to both funded and unfunded plans and are net of participant contributions. Required contributions to the Company’s pension and postretirement plans are expected to increase significantly by 2010 and in future years.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. During the years ended December 31, 2008 and 2007, the Company received approximately $3.3 million and $3.9 million, respectively, in Medicare reimbursements. Cash flow from the subsidy is expected to be approximately $1.6 million in 2009.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Medicare Subsidy Payments
2009	$147.1	$36.2	$1.6
2010	150.3	37.1	1.5
2011	154.1	37.8	1.5
2012	160.0	37.7	1.5
2013	165.7	38.1	1.5
2014-2018	960.7	193.6	7.0

Employee 401(k) Savings Plans—The Company maintains savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for these plans. Under this plan, employees may contribute a percentage of eligible compensation on both a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. The total expense attributable to the match was $20.6 million, $27.8 million and $35.4 million in 2008, 2007 and 2006, respectively. The Company suspended its 401(k) match for 2009.

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from continuing operations before income taxes and minority interest for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
U.S.	$200.5	$516.3	$582.9
Foreign	(469.8)	(424.9)	18.4

Total	$(269.3)	$91.4	$601.3

The components of income tax expense (benefit) from continuing operations for the years ending December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Federal:
Current	$(49.0)	$189.8	$107.9
Deferred	2.4	(1.0)	59.9
State:
Current	16.2	17.2	34.9
Deferred	(3.6)	(18.7)	(6.0)
Foreign:
Current	52.6	18.7	17.0
Deferred	(102.5)	(69.5)	(17.8)

Total	$(83.9)	$136.5	$196.0

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
International reorganization	89.4	—	—
Restructuring and impairment charges	(113.7)	172.7	6.5
Foreign tax rate differential	7.0	(50.5)	(5.5)
State and local income taxes, net of U.S. federal income tax benefit	(8.3)	16.3	4.2
Adjustment of uncertain tax positions / reversal of tax reserves	6.9	(14.4)	(4.5)
Adjustment of interest on uncertain tax positions / reversal of interest on tax reserves	3.6	14.9	1.8
Change in valuation allowances	5.4	(9.3)	(3.8)
Domestic manufacturing deduction	—	(11.5)	(0.6)
Other	5.9	(3.9)	(0.5)

Effective income tax rate	31.2%	149.3%	32.6%

Included in 2008 is a net benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and $38.0 million from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal income tax audits for the years 2000-2002.

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

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Deferred tax assets:
Pensions and postretirement	$304.3	$126.1
Accrued liabilities	148.6	101.7
Net operating loss and other tax carryforwards	277.0	299.1
Other	89.1	136.4

Total deferred tax assets	819.0	663.3
Valuation allowance	(224.7)	(260.0)

Net deferred tax assets	$594.3	$403.3

Deferred tax liabilities:
Intangible assets	$350.9	$356.9
Accelerated depreciation	298.1	217.5
Investments	15.1	17.2
Pensions	—	286.0
Other	54.6	226.0

Total deferred tax liabilities	718.7	1,103.6

Net deferred tax liabilities	$124.4	$700.3

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate. The decrease in other deferred tax liabilities in 2008 primarily reflects the impairment of intangible assets that were classified in other deferred tax liabilities at December 31, 2007.

As of December 31, 2008, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $67.5 million and $209.5 million, respectively ($52.5 million and $246.6 million, respectively, at December 31, 2007), of which $203.4 million expire between 2009 and 2019. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2008, the valuation allowance decreased by $35.3 million, primarily related to foreign exchange rate movements and utilization.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries, because such excess is considered to be permanently reinvested in those operations.

Cash payments for income taxes were $232.4 million, $191.1 million, and $172.8 million in 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to shareholders’ equity and amounted to $0.4 million in 2008, $20.2 million in 2007, and $6.0 million in 2006.

For the year ended December 31, 2008, the changes in other comprehensive income (loss) were net of tax benefits of $493.1 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost, as well as net of tax provisions of $13.0 million related to unrealized foreign currency gains and $1.3 million related to changes in the fair value of derivatives. For the year ended December 31, 2007, the changes in other comprehensive income (loss) were net of tax provisions of $72.8 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost, as well as net of tax benefits of $5.1 million related to unrealized foreign currency losses and $0.9 million related to changes in the fair value of derivatives. For the year ended December 31, 2006, the changes in other comprehensive income (loss) were net of tax benefits of $8.9 million related to unrealized foreign currency losses and $3.3 million related to changes in the fair value of derivatives. The year ended December 31, 2006 included $9.7 million of previously unrecognized net tax benefits related to the year ended December 31, 2005.

Uncertain tax positions

On January 1, 2007, the Company adopted FIN 48. Upon adoption, the Company recorded increases to other noncurrent liabilities, goodwill and other noncurrent assets of $82.8 million, $29.5 million and $1.4 million, respectively, and decreases to accrued liabilities and noncurrent deferred income tax liabilities of $15.1 million and $13.8 million, respectively. The net effect of these changes to assets and liabilities of $23.0 million was recorded as a cumulative effect adjustment to reduce retained earnings for the year ended December 31, 2007.

The Company’s unrecognized tax benefits December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Balance at beginning of year	$212.2	$224.9
Additions for tax positions of the current year	19.3	8.4
Additions for tax positions of prior years	14.1	10.0
Reductions for tax positions of prior years	(48.1)	(0.9)
Settlements during the year	(17.2)	(6.2)
Lapses of applicable statutes of limitations	(12.5)	(27.6)
Foreign exchange and other	(4.9)	3.6

Balance at end of year	$162.9	$212.2

As of December 31, 2008 and 2007, the Company had $162.9 million and $212.2 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $108.5 million as of December 31, 2008, if recognized, would have increased the income tax benefit and the corresponding effective income tax rate and decreased net loss. Unrecognized tax benefits of $87.5 million as of December 31, 2007, if recognized, would have decreased the effective income tax rate and increased net earnings. This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items. The Company recognized $10.7 million, $4.4 million and $2.1 million of previously unrecognized federal, state and international tax benefits due to settlements during the year. The Company recognized $36.3 million, $16.4 million and $7.9 million of previously unrecognized federal, state and international tax benefits, due to the expiration of statutes of limitations and resolution of audits during the year. As a result, the Company recorded $8.8 million as a reduction of goodwill and $39.9 million as a decrease in income tax expense for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

As of December 31, 2008, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $13.8 million, due to resolution of audits or statute expirations related to state tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to remaining tax uncertainties recognized in the Consolidated Statements of Operations for the year ended December 31, 2008, 2007, and 2006 was $8.9 million, $13.9 million, and $10.6 million, respectively. Penalties in the amount of $1.0 million, $1.4 million, and $0.5 million, respectively, were recognized for the years ended December 31, 2008, 2007, and 2006. Accrued interest of $65.8 million and $80.2 million related to income tax uncertainties was reported as a component of other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Accrued penalties of $3.4 million and $4.0 million related to income tax uncertainties were reported in other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively.

The Company has tax years from 2002 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. The Company’s tax holiday agreements expire at various times; the next expiration will occur in 2009, related to tax holidays in China and India. The aggregate effect on income tax expense in 2008, 2007 and 2006, as a result of these agreements, was approximately $15.3 million, $15.0 million and $14.9 million, respectively.

Note 13. Debt

The Company’s debt consists of the following:

	December 31,
	2008	2007
Commercial paper	$289.8	$308.1
Credit facility borrowings	200.0	400.0
3.75% senior notes due April 1, 2009	400.0	399.9
4.95% senior notes due May 15, 2010	499.6	499.4
5.625% senior notes due January 15, 2012	624.5	624.3
4.95% senior notes due April 1, 2014	598.8	598.5
5.50% senior notes due May 15, 2015	499.5	499.4
6.125% senior notes due January 15, 2017	621.0	620.5
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	44.6	27.8

Total debt	4,126.8	4,326.9
Less: current portion	(923.5)	(725.0)

Long-term debt	$3,203.3	$3,601.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was lower than its book value by approximately $556.2 million and $30.0 million at December 31, 2008 and 2007, respectively.

On January 14, 2009, the Company issued $400.0 million of 11.25% notes due February 1, 2019. The net proceeds from the offering were used to pay down short-term debt. If the Company experiences a downgrade in its credit ratings, these notes are subject to an increase in the 11.25% interest rate, resulting in higher interest payments.

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

On January 8, 2007, the Company entered into a $2.0 billion five-year unsecured and committed revolving credit facility (the “Facility”) which bears interest at variable interest rates plus a basis point spread. The Facility replaced the Company’s previous $1.0 billion unsecured credit facility. The Facility is used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive and financial covenants that, in part, limit the use of proceeds, and limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. The Company pays an annual commitment fee of 0.08% on the Facility.

As of December 31, 2008, the Company had $200.0 million of borrowings outstanding under the Facility. The proceeds from these borrowings were used to repay a portion of the borrowings the Company had outstanding under its commercial paper program. The weighted average interest rate on these borrowings for the year ended December 31, 2008 was 1.5%.

As of December 31, 2008, the Company had $289.8 million of borrowings under its commercial paper program backed by the Facility. The weighted average interest rate on commercial paper borrowings for the year ended December 31, 2008 was 3.6%. At December 31, 2008, approximately $1.5 billion was available under the Facility.

Additionally, the Company had $173.0 million in credit facilities (the “Foreign Facilities”) at its foreign locations, most of which are uncommitted. As of December 31, 2008 and 2007, total borrowings under the Facility and the Foreign Facilities (the “Combined Facilities”) were $231.9 million and $411.9 million, respectively. As of December 31, 2008, the Company had $43.1 million in outstanding letters of credit, of which $37.4 million reduced availability under the Combined Facilities. At December 31, 2008, approximately $1.6 billion was available under the Company’s Combined Facilities.

The Company was in compliance with its debt covenants as of December 31, 2008, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2009 and the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

At December, 31, 2008, the future maturities of debt, including capitalized leases, consisted of the following:

Amount
2009	$923.5
2010	501.6
2011	1.6
2012	626.2
2013	0.9
2014 and thereafter	2,080.6

Total	$4,134.4

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2008	2007	2006
Interest incurred	$240.6	$242.9	$154.1
Less: interest income	(11.7)	(12.1)	(10.2)
Less: interest capitalized as property, plant and equipment	(2.5)	(3.5)	(4.9)

Interest expense, net	$226.4	$227.3	$139.0

Interest paid was $223.8 million, $185.3 million and $139.0 million in 2008, 2007 and 2006, respectively.

Note 14. Derivative Financial Instruments

Periodically, the Company uses foreign exchange forward contracts and cross-currency swaps to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps are generally offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries.

In October 2008, the Company terminated outstanding cross-currency swaps with a notional amount of $1,130.8 million, which were used to hedge against fluctuations in currency rates of the British pound sterling and Euro. This termination resulted in net pre-tax cash proceeds to the Company of $22.5 million and recognition of a pre-tax loss of $9.9 million during 2008.

The fair value and notional amounts of the Company’s swaps and hedges at December 31, 2007 are presented below.

December 31, 2007	Notional Amount	Fair Value (Liability)	Maturity
Cross-currency swaps	$493.8	$(38.2)	May 15, 2015
Cross-currency swaps	182.0	(13.5)	May 15, 2010
Net investment hedge	500.5	(20.3)	May 15, 2010

Foreign Exchange Forward Contracts and Cross-Currency Swaps

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges under Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Instruments and Hedging Activity; accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed.

The fair values of cross-currency interest rate swaps were determined using dealer quotes. The fair values of foreign exchange contracts were determined using market exchange rates.

Terminated Derivatives

As noted above, the Company terminated its outstanding cross-currency swaps in October 2008. These cross-currency swaps consisted of British pound sterling (“GBP”) swaps, which exchanged GBP for U.S. dollars, Eurodollar (“EUR”) swaps, which exchanged EUR for U.S. dollars and GBP swaps, which exchanged GBP for EUR. These swaps required the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount, pay a fixed interest rate on the EUR notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively. The cross-currency interest rate swaps were recorded in other noncurrent liabilities on the Consolidated Balance Sheets at fair value. Changes in the value of the portion of cross-currency derivatives designated as cash flow hedges were recorded in other comprehensive income, with an amount transferred to other income to offset the foreign exchange gains or losses on the hedged item. During the year ended December 31, 2008 and 2007, $68.2 million of exchange gains and $9.5 million of exchange losses, respectively, were transferred from other comprehensive income into other income to offset exchange gains and losses on hedged intercompany loans. Changes in the value of cross-currency swaps designated as hedges of net investments in foreign operations were recorded in the foreign-currency translation component of other comprehensive income. The net amounts paid or received under the cross-currency swaps designated as cash flow hedges were recorded in interest expense. A gain of $1.1 million was recognized in net other expense for the year ended December 31, 2007 for the portion of the changes in fair value of the cross-currency swaps that was ineffective as a net investment hedge.

Note 15. Guarantees

The Company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2008, the maximum principal amount guaranteed was approximately $78.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 16. Earnings per Share

	2008	2007	2006
Numerator:
Net earnings (loss)	$(189.9)	$(48.9)	$400.6
Denominator:
Weighted average number of common shares outstanding	210.2	218.0	216.4
Dilutive options and awards	—	—	2.5

Diluted weighted average number of common shares outstanding	210.2	218.0	218.9

Net earnings (loss) per share:
Basic	$(0.90)	$(0.22)	$1.85

Diluted	$(0.90)	$(0.22)	$1.83

Cash dividends paid per common share	$1.04	$1.04	$1.04

Diluted net earnings (loss) per common share takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the years ended December 31, 2008 and 2007, options to purchase 2.5 million shares and 1.4 million shares, respectively, were outstanding but not included in the computation of diluted net earnings (loss) per share, because of the net losses during 2008 and 2007. Their inclusion would have an anti-dilutive effect. Of these 2.5 million shares and 1.4 million shares, 2.4 million shares and 1.2 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock. For the year ended December 31, 2006, options to purchase 1.8 million shares of common stock were outstanding but not included in the computation of diluted net earnings (loss) per share, because the option exercise price exceeded the fair value of the stock such that their inclusion would have an anti-dilutive effect.

During the year ended December 31, 2008, the Company purchased in the open market 10.0 million shares of its common stock at a total cost of $278.8 million. During the year ended December 31, 2007, the Company purchased in the open market approximately 7.7 million shares of its common stock at a total cost of $309.5 million.

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

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company estimates the fair value of share-based awards on the date of grant, using an option-pricing model where applicable. Share-based compensation expense recognized in the Consolidated Statements of Operations as of December 31, 2008, 2007 and 2006 included compensation expense for share-based awards granted (i) prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

awards, performance share units and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

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

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $21.9 million, $27.9 million and $34.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The income tax benefit related to share-based compensation expense was $8.8 million, $11.2 million and $13.8 million for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, $34.9 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized share-based compensation cost to be recognized in future periods as of December 31, 2008 does not consider the effect of share-based awards that may be issued in subsequent periods. Also, as a result of the adoption of SFAS No. 123(R), $44.9 million of unearned compensation recorded in shareholders’ equity as of January 1, 2006 was reclassified to and reduced the balance of additional paid-in capital.

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

Share-Based Compensation Plans

The Company has one share-based compensation plan available under which it may grant future awards, as described below, and seven terminated or expired share-based compensation plans under which awards remain outstanding.

RR Donnelley 2004 Performance Incentive Plan

The 2004 Performance Incentive Plan (the “2004 PIP”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2004 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There are 17.0 million shares of common stock of the Company reserved and authorized for issuance under the 2004 PIP, as amended.

General Terms of Awards

Under various incentive plans, the Company has granted certain employees non-qualified stock options, restricted stock units and performance share units. The human resources committee of the Board of Directors has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2004 PIP is ten years. At December 31, 2008, there were 11.0 million shares of common stock authorized and available for grant under the 2004 PIP.

For all of the Company’s stock options outstanding at December 31, 2008, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while options granted between November 2004 and December 2006 expire five years from the date of grant.

The rights granted to the recipient of restricted stock unit awards generally accrue ratably over the restriction or vesting period, which is generally four years or less, except that restricted stock units awarded in March 2008 vest 100% on the fourth anniversary of the grant. Restricted stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company expenses the cost of restricted stock unit awards based on the fair market value of the shares at the date of grant ratably over the period during which the restrictions lapse.

The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. Director restricted stock units granted after January 2008 vest ratably over three years from the date of grant. For awards granted prior to January 2008, one-third of the restricted stock units vest on the third anniversary of the grant date, and the remaining two-thirds of the restricted stock units vest upon termination of the holder’s service on the Board of Directors; the holder could also elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the Board of Directors. In the event of termination of service on the Board of Directors prior to a vesting date, all restricted stock units will vest. The restricted stock units are payable in shares of the Company’s common stock or cash, at the discretion of the Company. These awards are classified as liability awards due to their expected settlement in cash and are included in accrued liabilities in the Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period.

The Company has granted performance share unit awards to certain executive officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach 250% of the initial award. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company expenses the cost of the performance share unit awards, based on the fair market value of the awards at the date of grant and assumptions surrounding the achievement of a performance targets, ratably over the performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Stock Options

The Company granted 754,000 and 470,000 stock options in the years ended December 31, 2008 and 2007, respectively. No stock options were granted in 2006. The fair value of each stock option award is estimated on the date of grant using the Black Scholes option pricing model. The fair value of the stock options was determined using the following assumptions:

	2008	2007
Expected volatility	22.78%	20.34%
Risk-free interest rate	2.96%	4.52%
Expected life (years)	6.25	7.00
Expected dividend yield	3.31%	2.85%

The grant date fair value of options granted was $5.63 and $7.84 for the years ended December 31, 2008 and 2007, respectively.

The following table is a summary of the Company’s 2008 stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2007	3,489	$29.64	4.4	$30.4
Granted	754	32.07	9.2
Exercised	(85)	29.66
Cancelled/forfeited/expired	(534)	40.84

Outstanding at December 31, 2008	3,624	$28.76	5.1	$0.7

Vested and expected to vest at December 31, 2008	3,609	$28.74	5.1	$0.7
Exercisable at December 31, 2008	77	$4.57	2.0	$0.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2008 and 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 and 2007. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2008 and 2007 was $1.0 million and $50.6 million, respectively.

Compensation expense recognized related to stock options for the years ended December 31, 2008, 2007 and 2006 was $2.5 million, $2.4 million and $3.6 million, respectively. As of December 31, 2008, $5.4 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.8 years.

Cash received from the option exercises as of and for the year ended December 31, 2008 and 2007 was $1.8 million and $95.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.4 million, $20.2 million and $6.0 million, respectively for the year ended December 31, 2008, 2007 and 2006, respectively.

Excess tax benefits on stock option exercises shown as financing cash inflows as a component in issuance of common stock, net in the Consolidated Statements of Cash Flows were $0.1 million, $9.6 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2008 and 2007, and changes during the year ended December 31, 2008 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2007	1,409	$33.16
Granted	1,032	28.25
Vested	(541)	32.95
Forfeited	(103)	32.43

Nonvested at December 31, 2008	1,797	$30.47

Compensation expense recognized related to restricted stock units was $21.3 million, $21.6 million and $16.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $29.5 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2008, approximately 1.8 million restricted stock unit awards, with a weighted-average grant date fair value of $30.47, are expected to vest over a weighted-average period of 2.4 years.

Performance Share Unit Awards

No performance share unit awards were granted during the years ended December 31, 2008 and 2006. During the year ended December 31, 2007, the Company granted performance share unit awards to certain executive officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could reach 250% of the initial award.

Compensation expense recognized related to performance share unit awards for the years ended December 31, 2007 and 2006 was $3.9 million and $13.8 million, respectively. During 2008, compensation expense related to the awards granted in 2007 was reversed in the amount of $1.9 million, because the Company no longer expected the required performance targets to be achieved. No additional 2008 expense was recorded.

Board of Directors Awards

At December 31, 2008, 2007 and 2006, approximately 223,000, 226,000 and 193,000, respectively, restricted stock units issued to directors were outstanding. For the year ended December 31, 2008, the Company recorded income of $3.0 million due to declines in the Company’s stock price. For the years ended 2007 and 2006, the compensation expense recorded for these restricted stock units was $2.6 million during each year.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plan. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. During the year ended December 31, 2008, the Company purchased in the open market 10.0 million shares of its common stock at a total cost of $278.8 million. On October 29, 2008, the Company’s Board of Directors approved a new share repurchase, authorizing the repurchase of up to 10.0 million shares. As of December 31, 2008, none of these shares had been repurchased.

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

Note 19. Segment Information

The Company operates primarily in the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s reportable segments reflect the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company’s segments and their products and service offerings are summarized below:

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

The U.S. Print and Related Services segment accounted for approximately 75% of the Company’s consolidated net sales in 2008.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe and North America.

The International segment accounted for approximately 25% of the Company’s consolidated net sales in 2008.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources and certain facility costs. In addition, certain costs and earnings of employee benefit plans, primarily components of net pension and postretirement benefits expense other than service cost, are included in Corporate and not allocated to operating segments.

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

	Total Sales	Intersegment Sales	Net Sales	Income (loss) from continuing operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2008
U.S. Print and Related Services	$8,722.9	$(18.7)	$8,704.2	$708.9	$7,108.3	$432.9	$187.9
International	2,937.0	(59.6)	2,877.4	(564.6)	1,975.6	166.4	104.4

Total operating segments	11,659.9	(78.3)	11,581.6	144.3	9,083.9	599.3	292.3
Corporate(1)	—	—	—	(184.8)	410.4	41.3	30.6

Total continuing operations	$11,659.9	$(78.3)	$11,581.6	$(40.5)	$9,494.3	$640.6	$322.9

Year ended December 31, 2007
U.S. Print and Related Services	$8,625.1	$(23.2)	$8,601.9	$823.8	$7,636.8	$405.1	$307.1
International	3,015.0	(29.8)	2,985.2	(315.0)	3,150.2	161.1	151.7

Total operating segments	11,640.1	(53.0)	11,587.1	508.8	10,787.0	566.2	458.8
Corporate(1)	—	—	—	(193.7)	1,299.7	32.1	23.2

Total continuing operations	$11,640.1	$(53.0)	$11,587.1	$315.1	$12,086.7	$598.3	$482.0

Year ended December 31, 2006 (Reclassified)
U.S. Print and Related Services	$7,162.7	$(21.1)	$7,141.6	$925.0	$5,723.1	$306.4	$264.0
International	2,182.5	(7.5)	2,175.0	42.9	2,903.8	127.6	88.4

Total operating segments	9,345.2	(28.6)	9,316.6	967.9	8,626.9	434.0	352.4
Corporate(1)	—	—	—	(217.2)	1,008.9	29.3	21.9

Total continuing operations	$9,345.2	$(28.6)	$9,316.6	$750.7	$9,635.8	$463.3	$374.3

(1)	Corporate assets consist primarily of the following items at December 31, 2008: cash and cash equivalents of $60.0 million, benefit plan assets of $14.3 million, investments in affordable housing of $27.4 million and fixed assets of $65.9 million; December 31, 2007: cash and cash equivalents of $99.3 million, benefit plan assets of $833.2 million, investments in affordable housing of $29.5 million and fixed assets of $77.6 million; and December 31, 2006: cash and cash equivalents of $75.1 million, benefit plan assets of $638.6 million, investments in affordable housing of $35.1 million and fixed assets of $82.6 million.

Restructuring and impairment charges by segment for 2008, 2007 and 2006 are described in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 20. Geographic Area and Product Information

The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in Note 19 because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	U.S.	Europe	Asia	Other	Combined
2008
Net sales	$8,938.4	$1,409.6	$509.7	$723.9	$11,581.6
Long-lived assets(1)	2,345.6	276.8	180.9	153.0	2,956.3

2007
Net sales	$8,883.2	$1,563.4	$457.5	$683.0	$11,587.1
Long-lived assets(1)	3,271.2	356.2	156.2	193.7	3,977.3

2006
Net sales	$7,211.8	$1,155.0	$349.0	$600.8	$9,316.6
Long-lived assets(1)	2,519.4	282.6	114.8	195.4	3,112.2

(1)	Includes net property, plant and equipment, prepaid pension cost and other noncurrent assets.

Products and services	2008 Net Sales	2007 Net Sales	2006 Net Sales
Magazines, catalogs and retail inserts(1)	$3,183.7	$2,879.5	$2,176.4
Books and directories(1)	2,165.0	2,465.2	1,922.9
Variable printing(1)	1,553.9	1,639.9	1,501.7
Forms and labels(1)	1,242.5	1,251.9	1,187.2
Commercial printing(1)	746.1	797.9	809.5
Financial print	645.7	685.0	602.3
Global Turnkey Solutions	455.1	468.5	—
Office products(1)	271.7	107.7	80.9
Print management(1)	201.3	274.4	285.7

Total products	10,465.0	10,570.0	8,566.6

Logistics services	667.0	569.9	459.0
Premedia and related services	178.7	166.4	130.6
Business process outsourcing	270.9	280.8	160.4

Total services	1,116.6	1,017.1	750.0

Total net sales	$11,581.6	$11,587.1	$9,316.6

(1)	Certain prior year amounts have been reclassified to reflect the Company’s current reporting unit structure.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which the Company adopted January 1, 2009. SFAS 141(R) retains the fundamental requirements in Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires that the acquisition method of accounting (formerly known as the purchase method) is used for all business combinations and changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS 141(R) retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. This standard is required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions. The Company expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which amends the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies the definition and classification of a noncontrolling interest, revises the presentation of noncontrolling interests in the consolidated income statement, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and requires that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The Company adopted SFAS 160 as of January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends the disclosure requirements for derivative instruments and hedging activities. This statement requires that entities provide enhanced disclosures about how and why an entity uses derivative instruments, how those instruments are accounted for, and how derivative instruments affect the entity’s statements of financial position, operations or cash flows. SFAS 161 will be effective for the Company beginning in 2009. The Company does not expect the adoption to affect its disclosures on derivatives.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the preparation of the Company’s consolidated financial statements.

Note 22. Subsequent Events

On January 2, 2009, the Company acquired the assets of PROSA, a Chilean web printing company located in Santiago, Chile, for a purchase price of $23.5 million. PROSA, which produces magazines, catalogs, retail inserts and soft-cover textbooks, will be included in the Company’s Latin American platform in the International segment.

On January 14, 2009, the Company issued $400 million of 11.25% notes due February 1, 2019. The net proceeds from the offering were used to pay down short-term debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for and disclosure of uncertain tax positions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2009

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2008
Net sales(1)	$2,997.1	$2,923.6	$2,864.6	$2,796.3	$11,581.6
Gross profit(1)(3)	778.9	780.1	774.3	672.0	3,005.3
Net earnings (loss) from continuing operations(1)	182.0	145.1	168.2	(687.0)	(191.7)
Net earnings (loss) per diluted share from continuing operations(1)(2)	0.85	0.68	0.80	(3.35)	(0.91)
Net earnings (loss)(1)	182.5	146.3	168.2	(686.9)	(189.9)
Net earnings (loss) per diluted share(1)(2)	0.85	0.69	0.80	(3.35)	(0.90)
Stock price high	38.19	33.29	30.00	24.46	38.19
Stock price low	28.52	28.82	22.72	9.53	9.53
Stock price closing price	30.31	29.69	24.53	13.58	13.58
2007
Net sales(1)	$2,792.6	$2,796.3	$2,910.0	$3,088.2	$11,587.1
Gross profit(1)(3)	736.6	756.5	787.6	774.0	3,054.7
Net earnings (loss) from continuing operations(1)	138.9	(69.4)	175.0	(292.9)	(48.4)
Net earnings (loss) per diluted share from continuing operations(1)(2)	0.63	(0.32)	0.80	(1.37)	(0.22)
Net earnings (loss)(1)	138.8	(69.4)	175.0	(293.3)	(48.9)
Net earnings (loss) per diluted share(1)(2)	0.63	(0.32)	0.80	(1.37)	(0.22)
Stock price high	38.71	44.34	45.25	40.98	45.25
Stock price low	34.58	36.52	32.59	35.01	32.59
Stock price closing price	36.59	43.51	36.56	37.74	37.74

Stock prices reflect New York Stock Exchange composite quotes.

Dividend Summary

	2008	2007	2006	2005	2004
Quarterly rate per common share	$0.26	$0.26	$0.26	$0.26	$0.26
Yearly rate per common share	1.04	1.04	1.04	1.04	1.04

(1)	Reflects results of acquired businesses from the relevant acquisition dates.
(2)	Full-year amounts do not equal the sum of the quarters due to rounding and a net loss in the second quarter of 2007 and fourth quarters of 2007 and 2008.
(3)	Excludes depreciation expense.

Includes the following significant items:

•

For 2008: Restructuring and impairment charges of $1,184.7 million (first quarter $6.9 million, second quarter $16.2 million, third quarter $23.4 million, fourth quarter $1,138.2 million); $9.9 million pre-tax loss associated with termination of cross-currency swaps in the fourth quarter; a tax benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment in the fourth quarter; a tax benefit of $38.0 million from the recognition of uncertain tax positions upon settlement of certain U.S. federal income tax audits for the years 2000-2002 in the first quarter.

•

For 2007: Restructuring and impairment charges of 839.0 million (first quarter $11.4 million, second quarter $330.5 million, third quarter $19.9 million, fourth quarter $477.2 million); tax benefit of $9.3 million in the second quarter.

Financial Summary

	2008	2007	2006	2005	2004
Net sales	$11,581.6	$11,587.1	$9,316.6	$8,430.2	$7,156.4
Net earnings (loss) from continuing operations	(191.7)	(48.4)	402.6	95.6	264.9
Net earnings (loss) per diluted share from continuing operations	(0.91)	(0.22)	1.84	0.44	1.30
Income (loss) from discontinued operations	1.8	(0.5)	(2.0)	41.5	(80.0)
Net earnings (loss)	(189.9)	(48.9)	400.6	137.1	178.3
Net earnings (loss) per diluted share	(0.90)	(0.22)	1.83	0.63	0.88
Total assets	9,494.3	12,086.7	9,635.8	9,373.7	8,553.7
Long-term debt	3,203.3	3,601.9	2,358.6	2,365.4	1,581.2

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2008: Pre-tax restructuring and impairment charges of $1,184.7 million, a $9.9 million pre-tax loss associated with the termination of cross-currency swaps, a tax benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and a tax benefit of $38.0 million from the recognition of uncertain tax positions upon settlement of certain U.S. federal income tax audits for the years 2000-2002;

•	For 2007: Pre-tax restructuring and impairment charges of $839.0 million and a tax benefit of $9.3 million;

•

For 2006: Pre-tax restructuring and impairment charges of $206.1 million, write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million and a tax benefit of $23.5 million;

•	For 2005: Pre-tax restructuring and impairment charges of $419.8 million and acquisition-related charges of $8.3 million; and

•

For 2004: Pre-tax restructuring and impairment charges of $107.4 million, acquisition-related charges of $80.8 million, a net gain on sale of investments of $14.3 million, write-down of investments in affordable housing of $14.4 million and a tax benefit of $37.6 million.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

E-1

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan, as amended (filed herewith)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2003 Long Term Incentive Plan, as amended (filed herewith)*

10.13	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.14	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.15	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.16	Form of Performance Share Unit Award Agreement for certain executive officers, as amended (filed herewith)*

10.17	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (filed herewith)*

10.18	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (filed herewith)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (filed herewith)*

10.20	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.22	Form of Amendment to Director Restricted Stock Unit Awards (filed herewith)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (filed herewith)*

10.24	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (filed herewith)*

10.25	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (filed herewith)*

10.26	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (filed herewith)*

10.27	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (filed herewith)*

10.28	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (filed herewith)*

E-2

10.29	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.30	Management By Objective Plan (filed herewith)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

*	Management contract or compensatory plan or arrangement.

E-3