Form 10-Q
period 2009-03-31
RR Donnelley & Sons Co
filed 2009-05-06
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated Filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, 205.2 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,027.6	$324.0
Restricted cash equivalents	0.2	7.9
Receivables, less allowance for doubtful accounts of $86.4 in 2009 (2008—$80.5)	1,706.3	1,903.2
Income taxes receivable	27.9	189.4
Inventories (Note 3)	592.2	695.7
Prepaid expenses and other current assets	88.6	104.6
Deferred income taxes	55.3	56.2

Total current assets	3,498.1	3,281.0

Property, plant and equipment—net (Note 4)	2,462.8	2,564.0
Goodwill (Note 5)	2,431.7	2,425.9
Other intangible assets—net (Note 5)	810.5	831.1
Other noncurrent assets	392.2	392.3

Total assets	$9,595.3	$9,494.3

LIABILITIES
Accounts payable	$718.9	$767.6
Accrued liabilities	764.5	795.7
Short-term and current portion of long-term debt (Note 14)	826.7	923.5

Total current liabilities	2,310.1	2,486.8

Long-term debt (Note 14)	3,603.3	3,203.3
Pension liability	482.7	491.5
Postretirement benefits	292.5	291.9
Deferred income taxes	255.9	260.9
Other noncurrent liabilities	407.8	417.6
Liabilities of discontinued operations	0.4	0.4

Total liabilities	7,352.7	7,152.4

Commitments and Contingencies (Note 13)

EQUITY (Note 11)
RR Donnelley shareholders’ equity Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2009 and 2008	303.7	303.7
Additional paid-in capital	2,892.2	2,885.7
Retained earnings	864.6	903.8
Accumulated other comprehensive loss	(647.2)	(580.7)
Treasury stock, at cost, 37.3 shares in 2009 (2008—37.2 shares)	(1,195.7)	(1,194.0)

Total RR Donnelley shareholders’ equity	2,217.6	2,318.5
Noncontrolling interests	25.0	23.4

Total equity	2,242.6	2,341.9

Total liabilities and equity	$9,595.3	$9,494.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Net sales	$2,455.6	$2,997.1

Cost of sales (exclusive of depreciation and amortization shown below)	1,882.8	2,218.2
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	283.2	344.7
Restructuring and impairment charges—net (Note 6)	54.2	6.9
Depreciation and amortization	148.0	157.6

Total operating expenses	2,368.2	2,727.4

Income from continuing operations	87.4	269.7
Interest expense—net	59.1	57.0
Investment and other income (expense)—net	(0.3)	4.6

Earnings from continuing operations before income taxes	28.0	217.3
Income tax expense	11.6	35.4

Net earnings from continuing operations	16.4	181.9
Income from discontinued operations, net of tax	—	0.5

Net earnings	16.4	182.4
Less: (Income) loss attributable to noncontrolling interests	(2.5)	0.1

Net earnings attributable to RR Donnelley common shareholders	$13.9	$182.5

Earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic:
Net earnings from continuing operations	$0.07	$0.85
Income from discontinued operations, net of tax	—	—

Net earnings per share attributable to RR Donnelley common shareholders	$0.07	$0.85

Diluted:
Net earnings from continuing operations	$0.07	$0.85
Income from discontinued operations, net of tax	—	—

Net earnings per share attributable to RR Donnelley common shareholders	$0.07	$0.85

Dividends declared per common share	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	205.2	214.5
Diluted	206.7	215.0
Amounts attributable to RR Donnelley common shareholders:
Net earnings from continuing operations	$13.9	$182.0
Income from discontinued operations, net of tax	—	0.5

Net earnings attributable to RR Donnelley common shareholders	$13.9	$182.5

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net earnings	$16.4	$182.4
Adjustments to reconcile net earnings to cash provided by operating activities:
(Income) loss from discontinued operations	—	(0.5)
Impairment charges	12.8	1.7
Depreciation and amortization	148.0	157.6
Provision for doubtful accounts receivable	8.4	11.9
Share-based compensation	6.4	7.5
Deferred taxes	(1.9)	(0.3)
(Gain) loss on sale of property, plant and equipment	0.3	(7.8)
Other	9.5	7.1
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	167.3	(51.5)
Inventories	98.0	(13.8)
Prepaid expenses and other current assets	22.6	2.5
Accounts payable	(39.2)	(39.1)
Income taxes payable and receivable	151.8	21.1
Accrued liabilities and other	(61.7)	(152.3)

Net cash provided by operating activities of continuing operations	538.7	126.5
Net cash used in operating activities of discontinued operations	—	(0.8)

Net cash provided by operating activities	538.7	125.7

INVESTING ACTIVITIES
Capital expenditures	(54.9)	(71.9)
Acquisition of businesses, net of cash acquired	(23.6)	(121.3)
Proceeds from return of capital and sale of investments and other assets	0.3	14.5
Transfers from restricted cash	6.0	8.7

Net cash used in investing activities	(72.2)	(170.0)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	—
Net change in short-term debt	(293.1)	217.5
Payments of current maturities and long-term debt	(0.3)	(4.4)
Payments on credit facility borrowings	(200.0)	(50.0)
Proceeds from credit facility borrowings	400.0	—
Debt issuance costs	(3.3)	—
Issuance of common stock	—	1.1
Acquisition of common stock	—	(59.2)
Dividends paid	(53.1)	(55.9)
Distributions to noncontrolling interests	(0.9)	(0.7)

Net cash provided by financing activities	249.3	48.4

Effect of exchange rate on cash flows and cash equivalents	(12.2)	14.6
Net increase in cash and cash equivalents	703.6	18.7
Cash and cash equivalents at beginning of period	324.0	379.0

Cash and cash equivalents at end of period	$1,027.6	$397.7

Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$0.1	$24.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

2. ACQUISITIONS

2009 Acquisition

On January 2, 2009, the Company acquired the assets of PROSA, a web printing company located in Santiago, Chile. The purchase price for PROSA was approximately $23.6 million. PROSA’s operations are included in the International segment.

The operations of PROSA are complementary to the Company’s existing facility in Chile, and the acquisition is expected to improve the Company’s ability to serve customers in Latin America, increase capacity utilization, and reduce management, procurement and manufacturing costs.

The PROSA acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, none of which is tax deductible. The final purchase price allocation is as follows:

Accounts receivable	$2.5
Property, plant and equipment	9.1
Amortizable intangible assets	8.6
Goodwill	6.5
Accounts payable and accrued liabilities	(2.5)
Deferred taxes—net	(0.6)

Net cash paid	$23.6

The fair values of machinery and equipment, goodwill and intangible assets associated with the acquisition of PROSA were determined to be Level 3 under the fair value hierarchy in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). Plant and equipment values were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

related to the equipment and current marketplace conditions. Intangible asset values, including customer relationships and a non-compete agreement, were estimated based on future cash flows and customer attrition rates discounted using an estimated weighted-average cost of capital.

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

The Pro Line and another immaterial printing-company acquisition were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. Based on these valuations, the final purchase price allocation is as follows:

Accounts receivable	$17.4
Inventories	7.4
Other current assets	0.7
Property, plant and equipment and other long-term assets	101.8
Amortizable intangible assets	15.5
Goodwill	33.1
Accounts payable and accrued liabilities	(30.4)
Deferred taxes—net	(7.0)

Total purchase price—net of cash acquired	138.5
Less: debt assumed and not repaid	5.9

Total purchase price—net of cash acquired	$132.6

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2008 presents the combined results of operations of the Company, PROSA and Pro Line as if the acquisitions of PROSA and Pro Line had occurred at January 1, 2008. The unaudited pro forma financial information for the three months ended March 31, 2009 presents the combined results of operations of the Company and PROSA.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

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

	Three Months Ended March 31,
	2009	2008
Net sales	$2,455.6	$3,025.9
Net earnings attributable to RR Donnelley common shareholders	13.9	177.8
Earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.07	$0.83

Diluted	$0.07	$0.83

The unaudited pro forma financial information for the three months ended March 31, 2009 and 2008 include $24.3 million and $32.9 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information for the three months ended March 31, 2009 and 2008 also includes net restructuring and impairment charges of $54.2 million and $6.9 million, respectively (see Note 6).

3. INVENTORIES

	March 31, 2009	December 31, 2008
Raw materials and manufacturing supplies	$274.6	$311.3
Work-in-process	156.7	183.2
Finished goods	258.8	296.6
LIFO reserve	(97.9)	(95.4)

Total	$592.2	$695.7

4. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2009	December 31, 2008
Land	$90.7	$91.6
Buildings	1,135.3	1,143.1
Machinery and equipment	5,915.7	5,935.3

	7,141.7	7,170.0
Less: Accumulated depreciation	(4,678.9)	(4,606.0)

Total	$2,462.8	$2,564.0

Assets Held for Sale

Primarily as a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.8 million at March 31, 2009 and $5.9 million at December 31, 2008. These assets are included in other current assets in the Condensed Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 2009 and December 31, 2008 was as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2008	$2,193.4	$232.5	$2,425.9
Acquisitions	—	6.5	6.5
Foreign exchange and other adjustments	—	(0.7)	(0.7)

Net book value at March 31, 2009	$2,193.4	$238.3	$2,431.7

The components of other intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009			December 31, 2008
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Trademarks, licenses and agreements	$22.5	$(21.8)	$0.7	$21.9	$(21.9)	$—
Patents	98.3	(62.2)	36.1	98.3	(59.1)	39.2
Customer relationship intangibles	1,147.8	(406.8)	741.0	1,139.8	(380.7)	759.1
Trade names	19.3	(4.7)	14.6	19.3	(4.6)	14.7

Total amortizable purchased intangible assets	1,287.9	(495.5)	792.4	1,279.3	(466.3)	813.0
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,306.0	$(495.5)	$810.5	$1,297.4	$(466.3)	$831.1

During the three months ended March 31, 2009 and the year ended December 31, 2008, the Company recorded additions to intangible assets of $8.6 million and $17.3 million, respectively. The components of other intangible assets acquired during the three months ended March 31, 2009 and the year ended December 31, 2008, were as follows:

	Three months ended March 31, 2009		Year ended December 31, 2008
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$0.6	8.0	$—	—
Customer relationship intangibles	8.0	8.0	15.6	6.4
Indefinite-lived trade names	—	—	1.7	—

Total additions	$8.6		$17.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Amortization expense for other intangible assets was $24.3 million and $32.1 million for the three months ended March 31, 2009 and 2008, respectively. The estimated annual amortization expense related to intangible assets as of March 31, 2009 is as follows.

Amount
For the year ending December 31,
2009	$96.7
2010	96.7
2011	96.5
2012	84.7
2013	82.6
2014 and thereafter	359.5

Total	$816.7

6. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2009 and 2008, the Company recorded the following net restructuring and impairment charges:

	March 31, 2009				March 31, 2008
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$23.3	$1.0	$8.4	$32.7	$2.6	$1.0	$1.7	$5.3
International	13.6	0.3	4.4	18.3	2.5	0.3	—	2.8
Corporate	2.1	1.1	—	3.2	(0.5)	(0.7)	—	(1.2)

	$39.0	$2.4	$12.8	$54.2	$4.6	$0.6	$1.7	$6.9

For the three months ended March 31, 2009, the Company recorded net restructuring charges of $39.0 million for employee termination costs for 2,693 employees, of whom 1,709 were terminated as of March 31, 2009, associated with actions resulting from the reorganization of certain operations. These actions included the announced closings of two catalog, magazine and retail insert manufacturing facilities, one book manufacturing facility and one digital solutions facility within the U.S. Print and Related Services segment. In addition, these actions included the announced closings of one Global Turnkey Solutions manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $2.4 million for the three months ended March 31, 2009. For the three months ended March 31, 2009, the Company also recorded $12.8 million of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy in accordance with SFAS 157 and were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise related to the equipment and current marketplace conditions.

For the three months ended March 31, 2008, the Company recorded net restructuring charges of $4.6 million for employee termination costs for 230 employees (all of whom were terminated as of March 31, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These activities included the realignment and consolidation of financial print organizations in the U.S.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Print and Related Services and International segments. Additionally, the Company recorded $1.7 million of impairment charges of other long-lived assets and $0.6 million of other restructuring costs, including lease and other facility closure costs.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the three months ended March 31, 2009 is as follows:

	December 31, 2008	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	March 31, 2009
Employee terminations	$23.5	$39.0	$(0.5)	$18.6	$43.4
Other	11.1	2.4	(0.4)	3.0	10.1

Total	$34.6	$41.4	$(0.9)	$21.6	$53.5

$49.5 million of the total restructuring reserve is current and included in accrued liabilities at March 31, 2009, while the long-term portion of $4.0 million is included in other noncurrent liabilities at March 31, 2009.

The Company anticipates that payments associated with employee terminations will be substantially completed by March of 2010.

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

7. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Pension expense
Service cost	$17.4	$21.5
Interest cost	44.0	42.1
Expected return on assets	(63.6)	(66.6)
Amortization, net	1.7	(1.2)
Settlement	—	(0.1)

Net pension benefit	$(0.5)	$(4.3)

Postretirement benefits expense
Service cost	$2.6	$3.1
Interest cost	7.7	7.6
Expected return on assets	(3.9)	(4.1)
Amortization, net	(4.3)	(3.6)

Net postretirement benefits expense	$2.1	$3.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

8. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $6.4 million and $7.5 million for the three months ended March 31, 2009 and 2008, respectively.

Stock Options

The Company granted 1,520,468 and 754,000 stock options during the three months ended March 31, 2009 and 2008, respectively. The fair value of each stock option award is estimated on the date of grant using the Black Scholes Option Pricing Model. The fair value of these stock options was determined using the following assumptions:

	2009	2008
Expected volatility	29.67%	22.78%
Risk-free interest rate	2.27%	2.96%
Expected life (years)	6.25	6.25
Expected dividend yield	3.63%	3.31%

The weighted-average grant date fair value of these options was $1.47 and $5.63 per stock option for the first quarter of 2009 and 2008, respectively.

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at December 31, 2008	3,624	$28.76	5.1	$0.7
Granted	1,520	7.09	9.9
Exercised	(3)	13.25
Cancelled/forfeited/expired	(319)	33.89

Outstanding at March 31, 2009	4,822	21.60	6.8	$0.6

Exercisable at March 31, 2009	68	$4.33	1.7	$0.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2009 and December 31, 2008, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009 and December 31, 2008. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2009 and 2008 was less than $0.1 million and $0.5 million, respectively.

Compensation expense recognized related to stock options for the three months ended March 31, 2009 and 2008 was $0.5 million and $0.4 million, respectively. As of March 31, 2009, $7.1 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted average period of 3.0 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restricted Stock Units

Nonvested restricted stock unit awards as of March 31, 2009 and December 31, 2008 and changes during the three months ended March 31, 2009 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,797	$30.47
Granted	3,952	4.53
Vested	(359)	33.49
Forfeited	(16)	30.72

Nonvested at March 31, 2009	5,374	$11.19

Compensation expense recognized related to restricted stock units for the three months ended March 31, 2009 and 2008 was $5.9 million and $6.5 million, respectively. As of March 31, 2009, there was $40.3 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards that are expected to vest over the weighted-average period of 2.8 years.

Performance Share Unit Awards

No performance share unit awards were granted during the three months ended March 31, 2009 and 2008. There was no compensation expense recognized related to performance share unit awards for the three months ended March 31, 2009. Compensation expense recognized related to performance share unit awards for the three months ended March 31, 2008 was $0.6 million.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. During the three months ended March 31, 2009, the Company did not purchase any of its common stock in the open market. As of March 31, 2009, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

9. EARNINGS PER SHARE ATTRIBUTABLE TO RR DONNELLEY COMMON SHAREHOLDERS

	Three Months Ended March 31,
	2009	2008
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$13.9	$182.5
Denominator:
Weighted average number of common shares outstanding	205.2	214.5
Dilutive options and awards(a)	1.5	0.5

Diluted weighted average number of common shares outstanding	206.7	215.0

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.07	$0.85

Diluted	$0.07	$0.85

Cash dividends paid per common share	$0.26	$0.26

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

(a)	Diluted net earnings per common share takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three months ended March 31, 2009 and 2008, 3.7 million and 2.0 million common stock equivalents, respectively, were excluded as their effect would be anti-dilutive.

10. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2009	2008
Net earnings	$16.4	$182.4
Translation adjustments	(56.3)	55.4
Unrealized loss on investments, net of tax	—	(0.3)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(10.4)	(1.0)
Change in fair value of derivatives, net of tax	0.2	17.7

Comprehensive income (loss)	(50.1)	254.2

Less: comprehensive (income) loss attributable to noncontrolling interests	(2.5)	0.1

Comprehensive income (loss) attributable to RR Donnelley common shareholders	$(52.6)	$254.3

For the three months ended March 31, 2009, the changes in other comprehensive income were net of tax provisions of $0.2 million related to the change in fair value of derivatives and tax benefits of $1.3 million for the adjustment for net periodic pension and postretirement benefit cost. For the three months ended March 31, 2008, the changes in other comprehensive income were net of tax provisions of $2.6 million related to unrealized foreign currency gains and $11.8 million related to changes in the fair value of derivatives, as well as tax benefits of $2.2 million for the adjustment for net periodic pension and postretirement benefit cost.

11. EQUITY

The following table summarizes the Company’s equity activity for the three months ended March 31, 2009:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$2,318.5	$23.4	$2,341.9
Net earnings	13.9	2.5	16.4
Other comprehensive loss	(66.5)	—	(66.5)
Stock-based awards	6.5	—	6.5
Stock-based awards withholdings and other	(1.7)	—	(1.7)
Cash dividends paid	(53.1)	—	(53.1)
Distributions to noncontrolling interests	—	(0.9)	(0.9)

Balance at March 31, 2009	$2,217.6	$25.0	$2,242.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2009
U.S. Print and Related Services	$1,914.4	$(7.0)	$1,907.4	$114.4	$6,799.8	$107.7	$35.7
International	561.9	(13.7)	548.2	16.5	1,947.1	30.3	16.2

Total operating segments	2,476.3	(20.7)	2,455.6	130.9	8,746.9	138.0	51.9
Corporate	—	—	—	(43.5)	848.4	10.0	3.0

Total continuing operations	$2,476.3	$(20.7)	$2,455.6	$87.4	$9,595.3	$148.0	$54.9

Three months ended March 31, 2008
U.S. Print and Related Services	$2,245.3	$(4.6)	$2,240.7	$266.7	$7,778.6	$104.3	$47.7
International	768.9	(12.5)	756.4	49.0	3,257.2	42.9	21.2

Total operating segments	3,014.2	(17.1)	2,997.1	315.7	11,035.8	147.2	68.9
Corporate	—	—	—	(46.0)	1,211.4	10.4	3.0

Total continuing operations	$3,014.2	$(17.1)	$2,997.1	$269.7	$12,247.2	$157.6	$71.9

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in twelve federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate six other previously owned facilities and four other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

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

14. DEBT

The Company’s debt consists of the following:

	March 31, 2009	December 31, 2008
Commercial paper	$—	$289.8
Credit facility borrowings	400.0	200.0
3.75% senior notes due April 1, 2009	400.0	400.0
4.95% senior notes due May 15, 2010	499.7	499.6
5.625% senior notes due January 15, 2012	624.5	624.5
4.95% senior notes due April 1, 2014	598.8	598.8
5.50% senior notes due May 15, 2015	499.5	499.5
6.125% senior notes due January 15, 2017	621.2	621.0
11.25% senior notes due February 1, 2019	400.0	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	37.3	44.6

Total debt	4,430.0	4,126.8
Less: current portion	(826.7)	(923.5)

Long-term debt	$3,603.3	$3,203.3

On January 14, 2009, the Company issued $400.0 million of 11.25% senior notes due February 1, 2019. The net proceeds from the offering were used to pay down short-term debt.

The Company used $400.0 million of available cash to pay off its 3.75% senior notes that matured on April 1, 2009.

15. DERIVATIVES

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”), all derivatives are recorded as other assets or other liabilities on the condensed consolidated balance sheets at their respective fair values with unrealized gains and losses recorded in other comprehensive income (loss), net of applicable income taxes, or in the condensed consolidated statements of operations, depending on the purpose for which the derivative is held. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the condensed consolidated statements of operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the condensed consolidated statements of operations.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries, because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts and cross-currency swaps to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps are generally offset by gains and losses on underlying payables, receivables, and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges under SFAS 133, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the condensed consolidated statements of operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at March 31, 2009 and December 31, 2008 was $167.8 million and $299.4 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy in accordance with SFAS 157 and are valued using market exchange rates.

At March 31, 2009 and December 31, 2008, the total fair value of the Company’s forward contracts and the accounts in the condensed consolidated balance sheets in which the fair value amounts are included are shown below:

	March 31, 2009	December 31, 2008
Derivatives not designated as hedges
Prepaid expenses and other current assets	$1.4	$9.7
Accrued liabilities	1.0	3.0

The losses recognized in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 are shown in the table below:

	Classification of Loss Recognized in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2009	2008
Derivatives designated as hedges
Cross-currency swaps	Investment and other expense	$—	$(0.4)
Interest rate lock	Interest expense—net	(0.4)	(0.4)

Total		(0.4)	(0.8)

Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	(9.9)	(7.3)

Total loss recognized in the condensed consolidated statements of operations		$(10.3)	$(8.1)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The gains (losses) recognized in other comprehensive income (loss) for the three months ended March 31, 2009 and 2008 are shown in the table below:

	Three Months Ended March 31,
	2009	2008
Derivatives designated as hedges
Cross-currency swaps	$—	$28.7
Net investment hedge	—	(4.2)

Total gain recognized in other comprehensive income (loss)	$—	$24.5

Terminated Derivatives

In October 2008, the Company terminated its outstanding cross-currency swaps, which were used to hedge against fluctuations in currency rates of the British pound sterling and Euro.

In May 2005, the Company terminated its interest rate lock agreements which were used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive income, which is being recognized in interest expense over the term of the hedged forecasted interest payments. The Company expects to recognize $1.6 million of this pre-tax loss as interest expense in 2009.

16. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which was adopted in the first quarter of 2008 for financial assets and the first quarter of 2009 for non-financial assets. This statement clarified the definition of fair value, established a framework for measuring fair value, and expanded the disclosures on fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which the Company adopted January 1, 2009. SFAS 141(R) retained the fundamental requirements in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which required that the acquisition method of accounting (formerly known as the purchase method) be used for all business combinations and changed the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS 141(R) retained the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. This statement was required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions. The adoption of SFAS 141(R) by the Company during the first quarter of 2009 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The Company expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which amended the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

deconsolidation of a subsidiary. SFAS 160 clarified the definition and classification of a noncontrolling interest, revised the presentation of noncontrolling interests in the consolidated income statement, established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and required that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. SFAS 160 also required expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 was adopted by the Company as of January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The required changes in presentation have been reflected in the condensed consolidated balance sheets, statements of operations, statements of cash flows and in the notes to condensed consolidated financial statements, where applicable.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amended the disclosure requirements for derivative instruments and hedging activities. SFAS 161 required that entities provide enhanced disclosures about how and why an entity uses derivative instruments, how those instruments are accounted for, and how derivative instruments affect the entity’s statements of financial position, operations or cash flows. SFAS 161 was adopted by the Company during the first quarter of 2009. The adoption of SFAS 161, as reflected in Note 15 to the condensed consolidated financial statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”), which the Company adopted as of January 1, 2009. FSP FAS 141(R)-1 amends SFAS 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value in accordance with SFAS 157, if fair value can be determined during the measurement period. If the fair value cannot be determined, the contingency is recognized at the acquisition date in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” if it meets the criteria for recognition in that guidance. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,”, “us,” and “our”) is the world’s premier full-service provider of print and related services, including business process outsourcing. Founded more than 145 years ago, the Company provides products and solutions in commercial printing, direct mail, financial printing, print fulfillment, labels, forms, logistics, call centers, transactional print-and-mail, print management, online services, digital photography, color services, and content and database management to customers in the publishing, healthcare, advertising, retail, technology, financial services and many other industries. The largest companies in the world and others rely on RR Donnelley’s scale, scope and insight through a comprehensive range of online tools, variable printing services and market-specific solutions.

BUSINESS ACQUISITIONS

On January 2, 2009, the Company acquired the assets of PROSA, a web printing company located in Santiago, Chile. PROSA’s operations, which produce magazines, catalogs, retail inserts and soft-cover textbooks, are included in the International segment.

On March 14, 2008, the Company acquired Pro Line Printing, Inc. (“Pro Line”), a multi-facility, privately held producer of newspaper inserts headquartered in Irving, Texas. Pro Line’s operations are included in the U.S. Print and Related Services segment.

SEGMENT DESCRIPTIONS

The Company operates primarily in the commercial print portion of the printing industry, with related products and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and their products and service offerings are summarized below:

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

EXECUTIVE SUMMARY

Financial Performance: Three Months Ended March 31, 2009

The changes in the Company’s income from continuing operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2009, from the three months ended March 31, 2008, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended March 31, 2008	$269.7	9.0%	$182.5	$0.85
2009 restructuring and impairment charges	(54.2)	(2.2%)	(35.3)	(0.17)
2008 restructuring and impairment charges	6.9	0.2%	4.5	0.02
Non-recurring tax benefits	—	—	(38.0)	(0.18)
Discontinued operations	—	—	(0.5)	—
Operations	(135.0)	(3.4%)	(99.3)	(0.45)

For the three months ended March 31, 2009	$87.4	3.6%	$13.9	$0.07

2009 pre-tax restructuring and impairment charges: included charges of $39.0 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $2.4 million of other restructuring costs, primarily lease termination costs; and $12.8 million for impairment of long-lived assets.

2008 pre-tax restructuring and impairment charges: included $4.6 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $0.6 million of other restructuring costs; and $1.7 million for impairment of long-lived assets.

Non-recurring tax benefits: reflected a benefit of $38.0 million in 2008 from the recognition of uncertain tax positions upon the final settlement of U.S. federal tax audits for the years 2000 – 2002.

Operations: reflected lower net sales driven by the global economic slowdown, partially offset by cost savings from restructuring actions, productivity efforts, lower incentive compensation expense, and the impact of 2008 share repurchases. See further details in the review of operating results by segment that follows below.

First quarter overview

The impact of the recession on the global economy and on our customers resulted in significant declines in volume across nearly all products and services in the first quarter of 2009. On a consolidated pro forma basis, net sales declined approximately 18.8% (See Note 2 to the Condensed Consolidated Financial Statements). Changes in foreign exchange rates resulted in declines of net sales by $104.4 million or 3.5%. Volume declines were experienced across most products and services in both operating segments. Despite the overall slowdown in demand for print and related services, the Company has continued to have success in renewing and extending customer contracts, expanding the scope of services with existing customers and winning new business. The impact of these successes has offset the impacts of the economic crisis and should position the Company for stronger growth when the economy recovers.

The cost containment initiatives and restructuring activities put in place in 2008, along with additional actions taken during the first quarter of 2009, have helped to mitigate the effects of the volume shortfalls. In addition, the Company was able to achieve cost savings through the integration of the PROSA and Pro Line acquisitions. The Company expects to continue its focus on cost control and productivity improvement as it continues to face an uncertain economic environment in the remainder of 2009.

Cash flows from continuing operations for the three months ended March 31, 2009 increased $412.2 million compared to the three months ended March 31, 2008, despite the declines in net sales and earnings. This increase reflected the receipt of income tax refunds of $157.8 million and decreases in working capital requirements driven by the volume declines and a focus on improved working capital management. The Company also reduced its capital expenditures by $17.0 million, or 23.6%, compared to the three months ended March 31, 2008. The strong operating cash flow in the three months ended March 31, 2009 enabled the Company to improve its total available liquidity. As of March 31, 2009, cash and cash equivalents totaled $1,027.6 million and approximately $1.6 billion was available for borrowings under the Company’s committed credit facilities. Total debt, less cash and cash equivalents, decreased from $3.8 billion at December 31, 2008 to $3.4 billion at March 31, 2009. The Company used $400.0 million of available cash to pay off its senior notes that matured on April 1, 2009. See Liquidity and Capital Resources for further discussion.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. Industry sales declines are expected to continue in 2009 and possibly longer, with modest growth projected once the economy recovers. The additional excess capacity created by these declining volumes has resulted in intensified price competition. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. In the current economic environment, the Company believes it needs to continue to lower its cost structure and focus on differentiating its products and service offerings in its core print and related services.

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to leverage distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to leverage its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services needs. The Company also believes that its strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. Especially in the current economic environment, the Company’s financial strength is seen as a competitive advantage. The Company has made targeted acquisitions that offer customers greater capacity and flexibility and further secure the Company’s position as a leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. During 2008, the seasonality impact was significantly lower as compared to 2007 due to the volume declines driven by the credit crisis and related slowdown in the global economy, along with the impact of foreign exchange rates. The Company expects the seasonality impact in 2009 and future years to be more in line with historical patterns; however, the Company cannot predict the timing of an economic recovery.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. While prices for certain paper grades used by the Company decreased in the first quarter of 2009, the overall paper price environment was mixed. Customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. Crude oil prices have continued to drop, resulting in lower fuel costs in the first quarter of 2009 compared to the first quarter of 2008. The price of crude oil, however, is expected to remain volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of any increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs, and increases in energy prices in recent years have resulted in higher manufacturing costs for certain of the Company’s operations. The Company expects the worldwide economic slowdown to result in comparatively lower energy prices in 2009 as compared to 2008. However, the Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On May 12, 2008, new postage rates went into effect for all mail classes in the United States. The new rates increased the cost of mailing by approximately 2.9%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. A 2009 postal rate increase will become effective May 11, 2009 based on the new pricing process developed under the Act. The average increase across all classes of mail is 3.9%. As a leading provider of print logistics and the largest mailer of standard mail in the United States, the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services are expected to be impacted by changes in the postal rates. In addition, the Company has developed innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Risks Related to Market Conditions

The Company’s annual review for impairment of goodwill is completed as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Since October 31, 2008, the date of the Company’s last annual review for impairment, the market value of the Company’s stock has declined. Management has considered the resulting decline in the Company’s market capitalization in performing its assessment of whether an interim impairment review was required for any reporting units. As part of this assessment, management analyzed the potential declines in value of individual reporting units based on each reporting unit’s operating results for the three months ended March 31, 2009 compared to expected results as of October 31, 2008. In addition, management considered how other key assumptions, including discount rates used in the last fiscal year’s impairment analysis, could be impacted by recent market and economic events. Based on this interim assessment, management concluded that as of March 31, 2009, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. A continued global economic slowdown could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to October 31, 2009, the Company’s next annual measurement date, and a potential corresponding impairment charge.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of securities held by the plans could reduce their funded status and affect the level of pension expense and required contributions in 2010 and future years. In addition, the Company’s required funding may be affected by changes in pension regulations. The Company expects to make contributions of $21.5 million to its pension plans in 2009, although additional non-required contributions could be made. Because of the uncertainties impacting future funding requirements, the Company cannot currently estimate the amount of pension plan contributions that will be required in 2010 and future years.

The impact of the recession on the global economy and on our customers has increased the Company’s credit risk on accounts receivable. During the latter part of 2008 and continuing into 2009, more of the Company’s customers have experienced liquidity issues and bankruptcy filings have increased. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded, and the current economic crisis could result in significant additional charges.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AS

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The following table shows the results of operations for the three months ended March 31, 2009 and 2008, which reflect the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)
Net sales	$2,455.6	$2,997.1	$(541.5)	(18.1)%
Cost of sales (exclusive of depreciation and amortization shown below)	1,882.8	2,218.2	(335.4)	(15.1)%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	283.2	344.7	(61.5)	(17.8)%
Restructuring and impairment charges	54.2	6.9	47.3	685.5%
Depreciation and amortization	148.0	157.6	(9.6)	(6.1)%

Total operating expenses	2,368.2	2,727.4	(359.2)	(13.2)%

Income from continuing operations	$87.4	$269.7	$(182.3)	(67.6)%

Consolidated

Net sales for the three months ended March 31, 2009 decreased $541.5 million, or 18.1%, to $2,455.6 million versus the same period in the prior year. Changes in foreign exchange rates decreased net sales by $104.4 million, or 3.5%, while net sales increased $23.3 million, or 0.8%, due to the acquisitions of PROSA and Pro Line. The remaining decreases were primarily attributable to significant volume declines across most products and services as customer demand decreased due to the global economic slowdown and continued price pressure.

Cost of sales decreased $335.4 million to $1,882.8 million for the three months ended March 31, 2009 versus the same period in the prior year primarily due to volume decreases. Cost of sales as a percentage of consolidated net sales increased from 74.0% to 76.7%, reflecting reduced leverage of fixed manufacturing costs, the impact of price pressures on net sales and lower pricing on by-products sales.

Selling, general and administrative expenses decreased $61.5 million to $283.2 million for the three months ended March 31, 2009 versus the same period in the prior year due to restructuring-driven cost reductions, lower sales commissions based on reduced volume, lower incentive compensation expense, the elimination of the Company’s 401(k) match and changes in foreign exchange rates, partially offset by the acquisitions. Selling, general and administrative expenses as a percentage of consolidated net sales remained constant at 11.5%.

For the three months ended March 31, 2009, the Company recorded a net restructuring and impairment provision of $54.2 million compared to $6.9 million in the same period of 2008. In 2009, these charges included $39.0 million for workforce reductions of 2,693 employees (of whom 1,709 were terminated as of March 31, 2009) associated with actions resulting from the reorganization of certain operations. These actions included the announced closings of two catalog, magazine and retail insert manufacturing facilities, one book manufacturing facility and one digital solutions facility within the U.S. Print and Related Services segment. In addition, these actions included the announced closings of one Global Turnkey Solutions manufacturing facility and one European manufacturing facility within the International segment. In addition, the Company recorded $12.8 million of impairment charges of other long-lived assets and $2.4 million of other restructuring costs, including lease termination and other facility closure costs. Restructuring charges for the three months ended March 31, 2008 included $4.6 million for workforce reductions of 230 employees (all of whom were terminated as of March 31, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. In addition, these charges included $1.7 million of impairment charges of other long-lived assets and $0.6 million of other restructuring costs primarily related to lease terminations and other facility closure costs. Management believes that certain restructuring activities will continue throughout the remainder of 2009, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $9.6 million to $148.0 million for the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the impairment of customer relationship intangible assets in the business process outsourcing reporting unit in 2008. Also impacting lower depreciation and amortization were changes in foreign exchange rates and lower capital expenditures in both 2008 and the three months ended March 31, 2009. Depreciation and amortization included $24.3 million and $32.1 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended March 31, 2009 and 2008, respectively.

Income from continuing operations for the three months ended March 31, 2009 was $87.4 million, a decrease of 67.6% compared to the three months ended March 31, 2008. The decrease was driven by the significant declines in volumes along with cost inflation and price pressures across both segments as well as higher restructuring costs, partially offset by acquisitions, lower incentive compensation and the benefits achieved from procurement savings and restructuring activities.

Net interest expense increased by $2.1 million for the three months ended March 31, 2009 versus the same period in 2008, primarily due to higher interest expense due to the issuance on January 14, 2009 of $400 million of 11.25% senior notes on January 14, 2009 and lower international interest income as a result of lower average interest rates, partially offset by lower average short-term borrowings.

Net investment and other income for the three months ended March 31, 2009 and 2008 was an expense of $0.3 million and income of $4.6 million, respectively. For the three months ended March 31, 2008, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million.

The effective income tax rate for the three months ended March 31, 2009 was 41.4% compared to 16.3% in the same period of 2008. The 2008 rate reflected the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of U.S. federal tax audits for the years 2000 – 2002. In addition, the rate for the three months ended March 31, 2009 is higher due to the loss of tax benefits in certain foreign tax jurisdictions.

Net earnings from continuing operations attributable to RR Donnelley common shareholders for the three months ended March 31, 2009 was $13.9 million or $0.07 per diluted share compared to $182.0 million or $0.85 per diluted share for the three months ended March 31, 2008. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 8.3 million, primarily resulting from the Company’s repurchases of 8.0 million shares of its common stock between March 31, 2008 and September 30, 2008.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net sales	$1,907.4	$2,240.7
Income from continuing operations	114.4	266.7
Operating margin	6.0%	11.9%
Restructuring and impairment charges	32.7	5.3

	For the Three Months Ended March, 31,		$ Change	% Change
Reporting unit(1)	2009	2008
	(in millions)
Magazines, catalogs and retail inserts	$516.4	$604.7	$(88.3)	(14.6)%
Books and directories	372.9	447.4	(74.5)	(16.7)%
Variable print	308.4	354.7	(46.3)	(13.1)%
Forms and labels	212.7	235.1	(22.4)	(9.5)%
Commercial	155.8	191.6	(35.8)	(18.7)%
Financial print	127.2	149.8	(22.6)	(15.1)%
Logistics	114.7	145.7	(31.0)	(21.3)%
Office products	62.1	68.9	(6.8)	(9.9)%
Digital Solutions	37.2	42.8	(5.6)	(13.1)%

Total U.S. Print and Related Services	$1,907.4	$2,240.7	$(333.3)	(14.9)%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended March 31, 2009 were $1,907.4 million, a decrease of $333.3 million, or 14.9%, compared to the same period in 2008. Sales from the acquired facilities of Pro Line increased sales by $17.5 million, or 0.8%. The increases due to the acquisition were more than offset by volume and price declines across most products and services due to the economic crisis. Sales of catalogs, retail inserts and magazines decreased due to lower page volumes resulting from reduced advertising spending and lower prices on contract renewals. Sales of books and directories decreased due to lower volume in educational books and related materials, as well as directories, and lower prices from major customer contract renewals. Sales of variable printing decreased due to an unfavorable shift in product mix, lower sales of direct mailings from financial service companies and non-profit customers and reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to increased price pressure and lower volume from major customers. Commercial printing sales decreased due to lower volume as a result of the economic slowdown and increased price pressure. Sales of financial printing decreased compared to the prior year due to decreases in the size and number of capital market transactions. Sales of logistics services decreased primarily due to lower print volumes and decreases in fuel surcharges. Sales of office products decreased primarily due to lower volume from large retail customers. Finally, sales of digital solutions declined due to lower volume from existing customers.

U.S. Print and Related Services segment income from continuing operations decreased $152.3 million mainly driven by the volume and price declines discussed above, increased restructuring and impairment charges and lower pricing on by-products sales, partially offset by lower incentive compensation expense and operating cost reductions driven by restructuring actions and productivity initiatives. Operating margins in the U.S. Print and Related Services segment decreased from 11.9% to 6.0% for the three months ended March 31, 2009. The margin declines resulted from the impact of pricing pressures and volume declines, as well as higher restructuring and impairment charges, partially offset by cost savings, as discussed above.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Net sales	$548.2	$756.4
Income from continuing operations	16.5	49.0
Operating margin	3.0%	6.5%
Restructuring and impairment charges	18.3	2.8

	Net Sales for the Three Months Ended March, 31,		$ Change	% Change
Reporting unit	2009	2008
		(in millions)
Business process outsourcing	$145.9	$207.5	$(61.6)	(29.7)%
Latin America	107.8	112.7	(4.9)	(4.3)%
Europe	91.9	130.4	(38.5)	(29.5)%
Asia	86.8	107.4	(20.6)	(19.2)%
Global Turnkey Solutions	64.3	131.9	(67.6)	(51.3)%
Canada	51.5	66.5	(15.0)	(22.6)%

Total International	$548.2	$756.4	$(208.2)	(27.5)%

Net sales for the International segment for the three months ended March 31, 2009 were $548.2 million, a decrease of $208.2 million, or 27.5%, compared to the same period in 2008. Net sales decreased approximately $104.4 million, or 13.8%, due to the impact of changes in foreign exchange rates. Although net sales increased approximately $5.8 million, or 0.8%, due to the acquisition of PROSA, this increase was more than offset by volume and price declines resulting from the global economic slowdown. Business process outsourcing net sales decreased due to changes in foreign exchange rates, lower volume and lost customers in print management and outsourcing services. In Latin America, net sales decreased due to changes in foreign exchange rates, partially offset by the acquisition of PROSA. Net sales in Europe decreased due to volume declines, unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector, partially offset by changes in foreign exchange rates. Sales in Asia decreased due to declining volumes in books exported to the U.S. and Europe and lower prices on products for the technology and telecommunications sectors, partially offset by changes in foreign exchange rates. Global Turnkey Solutions net sales decreased due to lower volume from large existing customers, as well as changes in foreign exchange rates. The decrease in net sales in Canada was due to lower commercial print and statement printing volume and changes in foreign exchange rates.

Income from continuing operations decreased $32.5 million primarily due to volume declines, higher restructuring and impairment charges and the ongoing impact of competitive price pressures and unfavorable product mix. Operating margins as a percentage of sales decreased from 6.5% to 3.0% for the three months ended March 31, 2009 due to the impact of volume and price declines, as well as higher restructuring and impairment charges.

Corporate

Corporate operating expenses in the three months ended March 31, 2009 were $43.5 million, a decline of $2.5 million compared to the same period in 2008. The decrease was driven by decreases in employee benefit and incentive compensation costs, the elimination of the Company’s 401(k) match and a lower provision for doubtful accounts receivable and cost reductions from productivity and restructuring actions partially offset by higher restructuring and impairment charges of $4.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the three months ended March 31, 2009 and 2008.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $538.7 million for the three months ended March 31, 2009, compared to $126.5 million for the same period last year. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest and other activities. The increase in operating cash flow reflects the receipt of income tax refunds of $157.8 million, lower incentive compensation payments in the first quarter of 2009 as compared to 2008 and reductions in accounts receivable and inventories resulting from volume declines and a focus on improved working capital management, partially offset by lower operating earnings driven by significant volume declines.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the three months ended March 31, 2009 was $72.2 million compared to $170.0 million for the three months ended March 31, 2008. Net cash used for acquisition of businesses in the three months ended March 31, 2009 and 2008 included $23.6 million for the acquisition of PROSA and $121.3 million for the acquisition of Pro Line, respectively. The Company received proceeds from the sale of investments and other assets of $0.3 million in the first quarter of 2009 compared to $14.5 million in the first quarter of 2008. Capital expenditures were $54.9 million, a decrease of $17.0 million compared to the first quarter of 2008, reflecting lower spending on capacity growth due to the significant reduction in production volumes resulting from the recession. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2009 will be approximately $250 million.

Cash Flows From Financing Activities

Net cash provided by financing activities of continuing operations for the three months ended March 31, 2009 was $249.3 million compared to $48.4 million in the same period of 2008. In the three months ended March 31, 2009, the Company received proceeds of $400.0 million from the issuance of long-term senior notes in order to pay down commercial paper and borrowings under the Company’s revolving credit facility (the “Facility) in anticipation of the maturity of $400.0 million in senior notes due April 1, 2009. Net borrowings under the Facility were $200.0 million for the three months ended March 31, 2009. The net change in short-term debt was a cash outflow of $293.1 million in the three months ended March 31, 2009 primarily due to the pay down of commercial paper. The net change in short-term debt for the three months ended March 31, 2008 was a cash inflow of $217.5 million due to the issuance of commercial paper related to the Pro Line acquisition. Additionally, $59.2 million was utilized during the three months ended March 31, 2008 to acquire 2.0 million shares under the Company’s share repurchase program.

Dividends

On January 8, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable to RR Donnelley shareholders of record on January 23, 2009, and the total amount of $53.1 million was paid on March 2, 2009. On April 1, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2009 to RR Donnelly shareholders of record on April 16, 2009. The Company continues to evaluate the ongoing payment of its quarterly dividend to ensure it maintains liquidity and operational flexibility.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, capital expenditures as necessary to support growth and productivity improvement, completion of restructuring programs, dividend payments that may be approved by the Board of Directors, additional acquisitions and future common stock or debt repurchases based upon market conditions. As further discussed below, the severe credit crisis has increased the Company’s borrowing costs.

Cash and cash equivalents of $1,027.6 million as of March 31, 2009 included $616.2 million that was readily available in the U.S., of which $400.0 million was used to repay the senior notes that matured April 1, 2009, and $411.4 million that was available at international locations, most of which is subject to U.S. federal income taxes and some of which is subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs.

The Company has a $2.0 billion committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s $2.0 billion commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. In the event that the entire Facility were utilized, the Company would not have been in violation of those financial covenants based on its results of operations for the twelve months ended March 31, 2009. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at March 31, 2009. The Company pays an annual commitment fee of 0.10% and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 6, 2012. As of March 31, 2009, there were $400.0 million of borrowings outstanding under the Facility that were used to repay the senior notes that matured April 1, 2009. The Company also has $168.3 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2009, the Company had $43.0 million in outstanding letters of credit, of which $35.5 million reduced availability under the Facility and $1.9 million reduced availability under uncommitted facilities outside of the U.S. Additionally, as of March 31, 2009, there were no borrowings outstanding under the Company’s commercial paper program. At March 31, 2009, approximately $1.7 billion was available under the Company’s credit facilities, of which approximately $1.6 billion was available under the committed Facility. The failure of a financial institution supporting the Facility would reduce the size of our committed facility unless a replacement institution was added. Currently, the Facility is supported by 17 U.S. and international financial institutions.

The credit markets, including commercial paper markets in the United States, remained volatile during the first quarter of 2009. At times, volatility in the capital markets increased costs associated with issuing commercial paper or other debt instruments, due to increased spreads over relevant interest rate benchmarks, or affected the Company’s ability to access the credit markets. Despite these adverse market conditions, we currently believe that current cash balances and cash generated by operations, together with access to external sources of funds described previously, will be sufficient to meet our operating and capital needs in the foreseeable future.

On March 13, 2009, Standard & Poor’s Ratings Services lowered the Company’s long-term corporate credit and senior unsecured debt ratings to BBB from BBB+ and lowered the Company’s short-term credit rating to A-3 from A-2. On April 8, 2009, Moody’s Investors Service downgraded the Company’s senior unsecured debt ratings to Baa3 from Baa2 while also downgrading the Company’s short-term credit rating to P-3 from P-2. The interest margin and the annual commitment fee under the revolving credit facility increased by 8 basis points and 2 basis points, respectively, following the downgrade. The downgrades will likely limit the Company’s access to and capacity in the commercial paper market, but they did not affect our capacity and ability to borrow amounts under the Facility.

On January 14, 2009, the Company issued $400 million of 11.25% senior notes due February 1, 2019. The Company used the net proceeds to pay down commercial paper and borrowings under the Facility. If the Company experiences a downgrade in its credit ratings below investment grade, these senior notes are subject to an increase from the 11.25% interest rate resulting in higher interest payments. The recent downgrades of the Company’s debt ratings did not result in an increase in the interest rate for these senior notes. As noted above, the Company then borrowed $400.0 million in March 2009 under the Facility to repay the April 1, 2009 maturity of $400 million in senior notes.

On January 2, 2009, the Company acquired the assets of PROSA, for a purchase price of approximately $23.6 million. The Company financed this acquisition with cash on hand.

The Company was in compliance with its debt covenants as of March 31, 2009, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2009 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Facility as of March 31, 2009 and management expects the Company to continue to meet the applicable borrowing conditions.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of March 31, 2009, excluding the $400 million in senior notes repaid on April 1, 2009, approximately 89% of the Company’s outstanding debt was comprised of fixed-rate debt. At March 31, 2009, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $428.2 million, substantially all of which is short-term LIBOR based borrowings under the Facility and borrowings under credit facilities outside of the United States.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge that currency risk. As of March 31, 2009, the aggregate notional amount of outstanding forward contracts was approximately $167.8 million. Unrealized gains from these foreign currency contracts were $0.3 million at March 31, 2009. The Company does not use derivative financial instruments for trading or speculative purposes.

CAUTIONARY STATEMENT

We have made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words “may,” “will,” “should,” “might,” “could,” “would,” “potential,” “possible,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “hope” or similar expressions. The Company claims the protection of the Safe Harbor for Forward-Looking Statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	successful execution and integration of acquisitions;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access unsecured debt in the capital markets and the participants’ ability to perform to our contractual lending and insurance agreements;

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

•

changes in ratings of the Company’s debt securities, as a result of financial community and rating agency perceptions of the Company’s business, operations and financial condition and the industry in which the Company operates;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2009 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2009 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2009—January 31, 2009	108,249	$13.87	—	10,000,000
February 1, 2009—February 28, 2009	4,962	8.48	—	10,000,000
March 1, 2009—March 31, 2009	4,516	8.10	—	10,000,000

Total	117,727	$13.42	—	10,000,000

(1)	As of March 31, 2009, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.5	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.6	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.13	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.14	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.15	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.16	Form of Performance Share Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.17	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.22	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.30	Management By Objective Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

Date: May 6, 2009