Form 10-Q
period 2009-06-30
RR Donnelley & Sons Co
filed 2009-08-05
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, 205.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$470.9	$324.0
Restricted cash equivalents	0.2	7.9
Receivables, less allowance for doubtful accounts of $87.8 in 2009 (2008—$80.5)	1,694.7	1,903.2
Income taxes receivable	41.2	189.4
Inventories (Note 3)	524.9	695.7
Prepaid expenses and other current assets	106.0	104.6
Deferred income taxes	52.5	56.2

Total current assets	2,890.4	3,281.0

Property, plant and equipment—net (Note 4)	2,398.4	2,564.0
Goodwill (Note 5)	2,449.0	2,425.9
Other intangible assets—net (Note 5)	795.8	831.1
Other noncurrent assets	395.2	392.3

Total assets	$8,928.8	$9,494.3

LIABILITIES
Accounts payable	$768.7	$767.6
Accrued liabilities	760.5	795.7
Short-term and current portion of long-term debt (Note 14)	517.4	923.5

Total current liabilities	2,046.6	2,486.8

Long-term debt (Note 14)	3,103.5	3,203.3
Pension liability	484.7	491.5
Postretirement benefits	296.6	291.9
Deferred income taxes	256.4	260.9
Other noncurrent liabilities	419.4	418.0

Total liabilities	6,607.2	7,152.4

Commitments and Contingencies (Note 13)

EQUITY (Note 11)
RR Donnelley shareholders’ equity Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2009 and 2008	303.7	303.7
Additional paid-in capital	2,899.6	2,885.7
Retained earnings	836.2	903.8
Accumulated other comprehensive loss	(547.8)	(580.7)
Treasury stock, at cost, 37.3 shares in 2009 (2008—37.2 shares)	(1,195.5)	(1,194.0)

Total RR Donnelley shareholders’ equity	2,296.2	2,318.5
Noncontrolling interests	25.4	23.4

Total equity	2,321.6	2,341.9

Total liabilities and equity	$8,928.8	$9,494.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$2,355.6	$2,923.6	$4,811.2	$5,920.7

Cost of sales (exclusive of depreciation and amortization shown below)	1,756.3	2,143.5	3,639.1	4,361.7
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	272.4	323.3	555.6	668.0
Restructuring and impairment charges—net (Note 6)	48.2	16.2	102.4	23.1
Depreciation and amortization	143.7	164.2	291.7	321.8

Total operating expenses	2,220.6	2,647.2	4,588.8	5,374.6

Income from continuing operations	135.0	276.4	222.4	546.1
Interest expense—net	60.0	57.8	119.1	114.8
Investment and other income (expense)—net	(1.0)	3.4	(1.3)	8.0

Earnings from continuing operations before income taxes	74.0	222.0	102.0	439.3
Income tax expense	47.8	74.4	59.4	109.8

Net earnings from continuing operations	26.2	147.6	42.6	329.5
Income from discontinued operations, net of tax	—	1.2	—	1.7

Net earnings	26.2	148.8	42.6	331.2
Less: Income attributable to noncontrolling interests	(1.0)	(2.5)	(3.5)	(2.4)

Net earnings attributable to RR Donnelley common shareholders	$25.2	$146.3	$39.1	$328.8

Earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic:
Net earnings from continuing operations	$0.12	$0.68	$0.19	$1.53
Income from discontinued operations, net of tax	—	0.01	—	0.01

Net earnings attributable to RR Donnelley common shareholders	$0.12	$0.69	$0.19	$1.54

Diluted:
Net earnings from continuing operations	$0.12	$0.68	$0.19	$1.53
Income from discontinued operations, net of tax	—	0.01	—	0.01

Net earnings attributable to RR Donnelley common shareholders	$0.12	$0.69	$0.19	$1.54

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Weighted average number of common shares outstanding (Note 9):
Basic	205.2	212.3	205.2	213.4
Diluted	207.7	212.9	207.2	213.9
Amounts attributable to RR Donnelley common shareholders:
Net earnings from continuing operations	$25.2	$145.1	$39.1	$327.1
Income from discontinued operations, net of tax	—	1.2	—	1.7

Net earnings attributable to RR Donnelley common shareholders	$25.2	$146.3	$39.1	$328.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net earnings	$42.6	$331.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Income from discontinued operations	—	(1.7)
Impairment charges	20.9	2.1
Depreciation and amortization	291.7	321.8
Provision for doubtful accounts receivable	16.7	18.0
Share-based compensation	13.8	13.8
Deferred taxes	3.8	(8.9)
Reversal of tax reserves	—	(39.0)
(Gain) loss on disposal of property, plant and equipment	1.5	(8.8)
Other	19.1	15.3
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	211.3	44.3
Inventories	175.2	(29.0)
Prepaid expenses and other current assets	18.1	6.9
Accounts payable	(13.9)	(120.0)
Income taxes payable and receivable	136.1	(25.9)
Accrued liabilities and other	(86.2)	(146.6)

Net cash provided by operating activities of continuing operations	850.7	373.5
Net cash used in operating activities of discontinued operations	—	(0.8)

Net cash provided by operating activities	850.7	372.7

INVESTING ACTIVITIES
Capital expenditures	(92.1)	(157.4)
Acquisition of businesses, net of cash acquired	(26.6)	(122.2)
Proceeds from return of capital and sale of investments and other assets	0.3	42.2
Transfers from restricted cash	6.0	40.4

Net cash used in investing activities	(112.4)	(197.0)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	—
Net change in short-term debt	(303.5)	184.7
Payments of current maturities and long-term debt	(400.7)	(4.7)
Payments on credit facility borrowings	(600.0)	(100.0)
Proceeds from credit facility borrowings	400.0	—
Debt issuance costs	(3.3)	—
Issuance of common stock	—	1.7
Acquisition of common stock	—	(105.0)
Dividends paid	(106.7)	(111.2)
Distributions to noncontrolling interests	(1.6)	(1.8)

Net cash used in financing activities	(615.8)	(136.3)

Effect of exchange rate on cash flows and cash equivalents	24.4	16.9
Net increase in cash and cash equivalents	146.9	56.3
Cash and cash equivalents at beginning of period	324.0	379.0

Cash and cash equivalents at end of period	$470.9	$435.3

Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$0.2	$24.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

In accordance with Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), the Company performed an evaluation of subsequent events for the accompanying condensed consolidated interim financial statements and footnotes through August 5, 2009, the date of issuance of its Form 10-Q for the quarter ended June 30, 2009.

2. ACQUISITIONS

2009 Acquisition

On June 18, 2009, the Company acquired Prospectus Central, LLC (“Prospectus”), an e-delivery company located in Fitzgerald, Georgia. The purchase price for Prospectus was $3.0 million. Prospectus’s operations are included in the U.S. Print and Related Services segment.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The PROSA and Prospectus acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, none of which is tax deductible. Based on the valuations, the final purchase price allocation for these 2009 acquisitions is as follows:

Accounts receivable	$2.5
Property, plant and equipment	9.2
Amortizable intangible assets	11.5
Goodwill	6.5
Accounts payable and accrued liabilities	(2.5)
Deferred taxes—net	(0.6)

Net cash paid	$26.6

The fair values of property, plant and equipment, goodwill and intangible assets associated with the acquisitions of PROSA and Prospectus were determined to be Level 3 under the fair value hierarchy in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise related to the equipment and current marketplace conditions. Intangible asset values, including customer relationships and a non-compete agreement, were estimated based on future cash flows and customer attrition rates discounted using an estimated weighted-average cost of capital.

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

Accounts receivable	$17.4
Inventories	7.0
Other current assets	0.7
Property, plant and equipment and other long-term assets	101.8
Amortizable intangible assets	15.5
Goodwill	33.0
Accounts payable and accrued liabilities	(29.9)
Deferred taxes—net	(7.0)

Total purchase price—net of cash acquired	138.5
Less: debt assumed and not repaid	5.9

Net cash paid	$132.6

Pro forma results

The unaudited pro forma financial information for the three and six months ended June 30, 2008 presents the combined results of operations of the Company, PROSA, Prospectus, Pro Line and another immaterial acquisition as if each acquisition had occurred at January 1, 2008. For the three and six months ended June 30, 2009, there was no material impact from pro forma adjustments on net sales or net earnings attributable to RR Donnelley common shareholders.

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

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net sales	$2,930.5	$5,956.4
Net earnings attributable to RR Donnelley common shareholders	145.4	323.1
Earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.68	$1.51

Diluted	$0.68	$1.51

The unaudited pro forma financial information for the three and six months ended June 30, 2008 includes $33.5 million and $66.5 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information for the three and six months ended June 30, 2008 also includes net restructuring and impairment charges of $16.2 million and $23.1 million, respectively (see Note 6).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

3. INVENTORIES

	June 30, 2009	December 31, 2008
Raw materials and manufacturing supplies	$229.5	$311.3
Work-in-process	156.1	183.2
Finished goods	233.0	296.6
LIFO reserve	(93.7)	(95.4)

Total	$524.9	$695.7

4. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2009	December 31, 2008
Land	$87.2	$91.6
Buildings	1,133.9	1,143.1
Machinery and equipment	5,983.6	5,935.3

	7,204.7	7,170.0
Less: Accumulated depreciation	(4,806.3)	(4,606.0)

Total	$2,398.4	$2,564.0

Assets Held for Sale

Primarily as a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $15.2 million at June 30, 2009 and $5.9 million at December 31, 2008. These assets are included in other current assets in the Condensed Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2009 and December 31, 2008 was as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2008	$2,193.4	$232.5	$2,425.9
Acquisitions	—	6.5	6.5
Foreign exchange and other adjustments	(0.2)	16.8	16.6

Net book value at June 30, 2009	$2,193.2	$255.8	$2,449.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The components of other intangible assets at June 30, 2009 and December 31, 2008 were as follows:

Other Intangible Assets	June 30, 2009			December 31, 2008
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Book Value	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Book Value
Trademarks, licenses and agreements	$26.7	$(23.2)	$3.5	$23.1	$(23.1)	$—
Patents	98.3	(65.2)	33.1	98.3	(59.1)	39.2
Customer relationship intangibles	1,123.9	(397.2)	726.7	1,105.6	(346.5)	759.1
Trade names	21.4	(7.0)	14.4	19.4	(4.7)	14.7

Total amortizable purchased intangible assets	1,270.3	(492.6)	777.7	1,246.4	(433.4)	813.0
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,288.4	$(492.6)	$795.8	$1,264.5	$(433.4)	$831.1

(1)	Includes foreign exchange. Certain prior year amounts have been reclassified to reflect the Company’s current presentation of intangible assets.

During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company recorded additions to intangible assets of $11.5 million and $17.3 million, respectively. The components of other intangible assets acquired during the six months ended June 30, 2009 and the year ended December 31, 2008, were as follows:

	Six months ended June 30, 2009		Year ended December 31, 2008
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$3.5	5.5	$—	—
Customer relationship intangibles	8.0	8.0	15.6	6.4
Indefinite-lived trade names	—	—	1.7	—

Total additions	$11.5		$17.3

Amortization expense for other intangibles was $24.4 million and $32.9 million for the three months ended June 30, 2009 and 2008, respectively, and $48.7 million and $65.0 million for the six months ended June 30, 2009 and 2008, respectively. The estimated annual amortization expense related to intangible assets as of June 30, 2009 is as follows:

Amount
For the year ending December 31,
2009	$98.4
2010	98.6
2011	97.7
2012	85.1
2013	82.8
2014 and thereafter	363.8

Total	$826.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

6. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2009 and 2008, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$8.1	$13.0	$4.9	$26.0	$2.5	$1.4	$—	$3.9
International	16.0	1.7	3.2	20.9	7.8	1.4	—	9.2
Corporate	0.7	0.6	—	1.3	—	2.7	0.4	3.1

Total	$24.8	$15.3	$8.1	$48.2	$10.3	$5.5	$0.4	$16.2

For the six months ended June 30, 2009 and 2008, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$31.4	$14.0	$13.3	$58.7	$5.1	$2.4	$1.7	$9.2
International	29.6	2.0	7.6	39.2	10.4	1.6	—	12.0
Corporate	2.8	1.7	—	4.5	(0.5)	2.0	0.4	1.9

Total	$63.8	$17.7	$20.9	$102.4	$15.0	$6.0	$2.1	$23.1

For the three and six months ended June 30, 2009, the Company recorded net restructuring charges of $24.8 million and $63.8 million, respectively, for employee termination costs for 3,291 employees, of whom 2,882 were terminated as of June 30, 2009, associated with actions resulting from the reorganization of certain operations. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one European manufacturing facility, one business process outsourcing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $15.3 million and $17.7 million, respectively, for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2009, the Company also recorded $8.1 million and $20.9 million, respectively, of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy in accordance with SFAS 157 and were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise related to the equipment and current marketplace conditions.

For the three and six months ended June 30, 2008, the Company recorded net restructuring charges of $10.3 million and $15.0 million, respectively, for employee termination costs for 578 employees, all of whom were terminated as of June 30, 2009, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Canadian organization, management reorganization within Latin America, the closing of one Global Turnkey Solutions manufacturing facility within the International segment and the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. The Company incurred other restructuring charges, including lease termination and other facility closure costs, of $5.5 million and $6.0 million, respectively, for the three and six months ended June 30, 2008. Additionally, for the three and six months ended June 30, 2008, the Company recorded $0.4 million and $2.1 million, respectively, of impairment charges for other long-lived assets.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the six months ended June 30, 2009 is as follows:

	December 31, 2008	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	June 30, 2009
Employee terminations	$23.5	$63.8	$(0.2)	$45.0	$42.1
Other	11.1	17.7	(1.0)	7.7	20.1

Total	$34.6	$81.5	$(1.2)	$52.7	$62.2

$53.0 million of the total restructuring reserve is current and included in accrued liabilities at June 30, 2009, while the long-term portion of $9.2 million, primarily related to lease exit costs, is included in other noncurrent liabilities at June 30, 2009.

The Company anticipates that payments associated with these employee terminations will be substantially completed by June of 2010.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

7. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pension expense
Service cost	$17.5	$21.5	$34.9	$43.0
Interest cost	44.4	42.1	88.4	84.2
Expected return on assets	(63.9)	(66.6)	(127.5)	(133.2)
Amortization, net	1.9	(1.2)	3.6	(2.4)
Settlement	—	—	—	(0.1)

Net pension benefit	$(0.1)	$(4.2)	$(0.6)	$(8.5)

Postretirement benefits expense
Service cost	$2.5	$3.1	$5.1	$6.2
Interest cost	7.7	7.6	15.4	15.2
Expected return on assets	(3.9)	(4.1)	(7.8)	(8.2)
Amortization, net	(4.3)	(3.6)	(8.6)	(7.2)

Net postretirement benefits expense	$2.0	$3.0	$4.1	$6.0

8. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $7.4 million and $13.8 million for the three and six months ended June 30, 2009, respectively. The total compensation expense related to all share-based compensation plans was $6.3 million and $13.8 million for the three and six months ended June 30, 2008, respectively.

Stock Options

The Company granted 1,520,468 and 754,000 stock options during the six months ended June 30, 2009 and 2008, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes Option Pricing Model. The fair value of these stock options was determined using the following assumptions:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Expected volatility	29.67%	22.78%
Risk-free interest rate	2.27%	2.96%
Expected life (years)	6.25	6.25
Expected dividend yield	3.63%	3.31%

The weighted average grant date fair value of these options was $1.47 and $5.63 per stock option for the grants in the first six months of 2009 and 2008, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	3,624	$28.76	5.1	$0.7
Granted	1,520	7.09	9.7
Exercised	(3)	13.25
Cancelled/forfeited/expired	(355)	32.52

Outstanding at June 30, 2009	4,786	21.61	6.6	$7.4

Exercisable at June 30, 2009	75	$4.58	1.5	$0.5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2009 and December 31, 2008, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009 and December 31, 2008. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the six months ended June 30, 2009 was less than $0.1 million. Total intrinsic value of options exercised for the three and six months ended June 30, 2008 was $0.2 million and $0.7 million, respectively.

Compensation expense recognized related to stock options for the three and six months ended June 30, 2009 was $0.7 million and $1.2 million, respectively. Compensation expense recognized related to stock options for the three and six months ended June 30, 2008 was $0.8 million and $1.2 million, respectively. As of June 30, 2009, $6.5 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of June 30, 2009 and December 31, 2008 and changes during the six months ended June 30, 2009 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,797	$30.47
Granted	4,200	5.83
Vested	(385)	32.36
Forfeited	(51)	25.67

Nonvested at June 30, 2009	5,561	$11.53

Compensation expense recognized related to restricted stock units for the three and six months ended June 30, 2009 was $6.7 million and $12.6 million, respectively. Compensation expense recognized related to restricted stock units for the three and six months ended June 30, 2008 was $4.9 million and $11.4 million, respectively. As of June 30, 2009, there was $35.3 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards that are expected to vest over a weighted-average period of 2.6 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Performance Share Unit Awards

No performance share unit awards were granted during the six months ended June 30, 2009 and 2008. There was no compensation expense recognized related to performance share unit awards for the three and six months ended June 30, 2009. Compensation expense recognized related to performance share unit awards for the three and six months ended June 30, 2008 was $0.6 million and $1.2 million, respectively.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the foreseeable future. During the six months ended June 30, 2009, the Company did not purchase any of its common stock in the open market. As of June 30, 2009, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

9. EARNINGS PER SHARE ATTRIBUTABLE TO RR DONNELLEY COMMON SHAREHOLDERS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$25.2	$146.3	$39.1	$328.8
Denominator:
Weighted average number of common shares outstanding	205.2	212.3	205.2	213.4
Dilutive options and awards(a)	2.5	0.6	2.0	0.5

Diluted weighted average number of common shares outstanding	207.7	212.9	207.2	213.9

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.12	$0.69	$0.19	$1.54

Diluted	$0.12	$0.69	$0.19	$1.54

Cash dividends paid per common share	$0.26	$0.26	$0.52	$0.52

(a)	Diluted net earnings per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three and six months ended June 30, 2009, common stock equivalents of 7.8 million and 8.3 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2009, restricted stock units of 3.4 million and 3.7 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2009, options to purchase 4.4 million shares and 4.6 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

For the three and six months ended June 30, 2008, common stock equivalents of 4.8 million and 4.9 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2008, restricted stock units of 1.5 million and 1.6 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2008, options to purchase 3.3 million shares were anti-dilutive because the option exercise price exceeded the fair value of stock.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

10. COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$26.2	$148.8	$42.6	$331.2
Translation adjustments	101.0	2.7	44.7	58.1
Unrealized loss on investments, net of tax	—	(1.1)	—	(1.4)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(1.7)	(2.8)	(12.1)	(3.8)
Change in fair value of derivatives, net of tax	0.2	11.8	0.4	29.5

Comprehensive income	125.7	159.4	75.6	413.6
Less: comprehensive income attributable to noncontrolling interests	(1.1)	(3.1)	(3.6)	(3.0)

Comprehensive income attributable to RR Donnelley common shareholders	$124.6	$156.3	$72.0	$410.6

For the three and six months ended June 30, 2009, the changes in other comprehensive income were net of tax provisions of $0.1 million and $0.3 million, respectively, related to the change in fair value of derivatives and tax benefits of $1.3 million and $2.6 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs. For the three and six months ended June 30, 2008, the changes in other comprehensive income were net of tax benefits of $1.1 million and tax provisions of $1.5 million, respectively, related to unrealized foreign currency gains and losses, net of tax provisions of $7.8 million and $19.6 million, respectively, related to changes in the fair value of derivatives and hedge reclassifications and net of tax benefits of $2.5 million and $4.7 million, respectively, related to the adjustment for net periodic pension and postretirement benefit cost.

11. EQUITY

The following table summarizes the Company’s equity activity for the six months ended June 30, 2009:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$2,318.5	$23.4	$2,341.9
Net earnings	39.1	3.5	42.6
Other comprehensive income	32.9	0.1	33.0
Stock-based awards	13.8	—	13.8
Stock-based awards withholdings and other	(1.4)	—	(1.4)
Cash dividends paid	(106.7)	—	(106.7)
Distributions to noncontrolling interests	—	(1.6)	(1.6)

Balance at June 30, 2009	$2,296.2	$25.4	$2,321.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The following table summarizes the Company’s equity activity for the six months ended June 30, 2008:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2007	$3,907.3	$19.0	$3,926.3
Net earnings	328.8	2.4	331.2
Other comprehensive income	81.8	0.6	82.4
Stock-based awards	13.8	—	13.8
Stock-based awards withholdings and other	(4.2)	—	(4.2)
Acquisition of common stock	(123.3)	—	(123.3)
Cash dividends paid	(111.2)	—	(111.2)
Distributions to noncontrolling interests	—	(1.8)	(1.8)

Balance at June 30, 2008	$4,093.0	$20.2	$4,113.2

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2009
U.S. Print and Related Services	$1,789.4	$(8.2)	$1,781.2	$138.5	$104.7	$19.0
International	591.3	(16.9)	574.4	22.9	30.7	12.8

Total operating segments	2,380.7	(25.1)	2,355.6	161.4	135.4	31.8
Corporate	—	—	—	(26.4)	8.3	5.4

Total continuing operations	$2,380.7	$(25.1)	$2,355.6	$135.0	$143.7	$37.2

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2008
U.S. Print and Related Services	$2,166.5	$(4.9)	$2,161.6	$282.6	$109.2	$53.6
International	776.8	(14.8)	762.0	38.5	44.8	26.4

Total operating segments	2,943.3	(19.7)	2,923.6	321.1	154.0	80.0
Corporate	—	—	—	(44.7)	10.2	5.5

Total continuing operations	$2,943.3	$(19.7)	$2,923.6	$276.4	$164.2	$85.5

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2009
U.S. Print and Related Services	$3,703.8	$(15.2)	$3,688.6	$252.9	$6,573.3	$212.4	$54.7
International	1,153.2	(30.6)	1,122.6	39.4	2,149.6	61.0	29.0

Total operating segments	4,857.0	(45.8)	4,811.2	292.3	8,722.9	273.4	83.7
Corporate	—	—	—	(69.9)	205.9	18.3	8.4

Total continuing operations	$4,857.0	$(45.8)	$4,811.2	$222.4	$8,928.8	$291.7	$92.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2008
U.S. Print and Related Services	$4,411.8	$(9.5)	$4,402.3	$549.3	$7,663.8	$213.5	$101.3
International	1,545.7	(27.3)	1,518.4	87.4	3,261.7	87.7	47.6

Total operating segments	5,957.5	(36.8)	5,920.7	636.7	10,925.5	301.2	148.9
Corporate	—	—	—	(90.6)	1,245.4	20.6	8.5

Total continuing operations	$5,957.5	$(36.8)	$5,920.7	$546.1	$12,170.9	$321.8	$157.4

13. COMMITMENTS AND CONTINGENCIES

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in twelve federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate five other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

14. DEBT

The Company’s debt consists of the following:

	June 30, 2009	December 31, 2008
Commercial paper	$—	$289.8
Credit facility borrowings	—	200.0
3.75% senior notes due April 1, 2009	—	400.0
4.95% senior notes due May 15, 2010	499.8	499.6
5.625% senior notes due January 15, 2012	624.6	624.5
4.95% senior notes due April 1, 2014	598.9	598.8
5.50% senior notes due May 15, 2015	499.5	499.5
6.125% senior notes due January 15, 2017	621.3	621.0
11.25% debentures due February 1, 2019	400.0	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.2	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	27.8	44.6

Total debt	3,620.9	4,126.8
Less: current portion	(517.4)	(923.5)

Long-term debt	$3,103.5	$3,203.3

The fair value of debt was determined to be Level 2 under the fair value hierarchy in accordance with SFAS 157 and based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was lower than its book value by approximately $260.0 million and $556.2 million at June 30, 2009 and December 31, 2008, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges under SFAS 133, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the condensed consolidated statements of operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at June 30, 2009 and December 31, 2008 was $224.3 million and $299.4 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy in accordance with SFAS 157 and are valued using market exchange rates.

At June 30, 2009 and December 31, 2008, the total fair value of the Company’s forward contracts and the accounts in the condensed consolidated balance sheets in which the fair value amounts are included are shown below:

	June 30, 2009	December 31, 2008
Derivatives not designated as hedges
Prepaid expenses and other current assets	$1.5	$9.7
Accrued liabilities	0.3	3.0

The gains (losses) recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Derivatives designated as hedges
Cross-currency swaps	Investment and other expense	$—	$—	$—	$—
Interest rate lock	Interest expense—net	(0.4)	(0.4)	(0.8)	(0.8)

Total		(0.4)	(0.4)	(0.8)	(0.8)
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	1.8	(0.5)	(12.1)	(5.4)

Total gain (loss) recognized in the condensed consolidated statements of operations		$1.4	$(0.9)	$(12.9)	$(6.2)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The pre-tax gains (losses) recognized in other comprehensive income for the three and six months ended June 30, 2009 and 2008 are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Derivatives designated as hedges
Cross-currency swaps	$—	$0.5	$—	$29.2
Net investment hedge	—	(0.9)	—	(5.1)
Interest rate lock	0.4	0.4	0.8	0.8

Total gain recognized in other comprehensive income	$0.4	$—	$0.8	$24.9

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which the Company adopted January 1, 2009. SFAS 141(R) retained the fundamental requirements in Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which required that the acquisition method of accounting (formerly known as the purchase method) be used for all business combinations and changed the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. SFAS 141(R) retained the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. This statement was required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions. The Company adopted SFAS 141(R) as of January 1, 2009. The impact of 141(R) during the first half of 2009 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The Company expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which amended the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarified the definition and classification of a noncontrolling interest, revised the presentation of noncontrolling interests in the consolidated income statement, established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and required that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. SFAS 160 also required expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 was adopted by the Company as of January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The required changes in presentation have been reflected in the condensed consolidated balance sheets, statements of operations and statements of cash flows and in the notes to the condensed consolidated financial statements, where applicable.

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

In April 2009, the FASB issued FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which was adopted by the Company during the second quarter of 2009. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The adoption of FSP FAS 107-1, as reflected in Note 14 to the condensed consolidated financial statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”), which was adopted by the Company during the second quarter of 2009. SFAS 165 established the principles and requirements for subsequent events. The adoption of SFAS 165, as reflected in Note 1 to the condensed consolidated financial statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP)—a replacement of FASB Statement No. 162” (“Codification”). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. The Codification did not change GAAP, but organized it into an online research system sorted by accounting topics. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The Company does not expect the adoption of the Codification to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is a global provider of integrated communications. Founded more than 144 years ago, the Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing services to leading clients in virtually every private and public sector.

BUSINESS ACQUISITIONS

On June 18, 2009, the Company acquired Prospectus Central, LLC (“Prospectus”), an e-delivery company located in Fitzgerald, Georgia. Prospectus’s operations are included in the U.S. Print and Related Services segment.

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

EXECUTIVE SUMMARY

Financial Performance: Three Months Ended June 30, 2009

The changes in the Company’s income from continuing operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2009, from the three months ended June 30, 2008, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended June 30, 2008	$276.4	9.5%	$146.3	$0.69
2009 restructuring and impairment charges	(48.2)	(2.0%)	(50.2)	(0.24)
2008 restructuring and impairment charges	16.2	0.6%	11.3	0.05
2009 acquisition-related expenses	(1.4)	(0.1%)	(0.9)	—
Discontinued operations	—	—	(1.2)	(0.01)
Operations	(108.0)	(2.3%)	(80.1)	(0.37)

For the three months ended June 30, 2009	$135.0	5.7%	$25.2	$0.12

2009 restructuring and impairment charges: included charges of $24.8 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $15.3 million of other restructuring costs, primarily lease termination costs; and $8.1 million for impairment of long-lived assets.

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

2009 acquisition-related expenses: legal, accounting and other expenses associated with current year acquisitions completed or contemplated.

Operations: reflected lower net sales driven by the global economic slowdown, partially offset by cost savings from restructuring actions, productivity efforts, lower incentive compensation expense and the impact of 2008 share repurchases. See further details in the review of operating results by segment that follows.

Financial Performance: Six Months Ended June 30, 2009

The changes in the Company’s income from continuing operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2009, from the six months ended June 30, 2008, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the six months ended June 30, 2008	$546.1	9.2%	$328.8	$1.54
2009 restructuring and impairment charges	(102.4)	(2.1%)	(85.5)	(0.41)
2008 restructuring and impairment charges	23.1	0.4%	15.8	0.07
2009 acquisition-related expenses	(1.4)	0.0%	(0.9)	—
Non-recurring tax benefits	—	—	(38.0)	(0.17)
Discontinued operations	—	—	(1.7)	(0.01)
Operations	(243.0)	(2.9%)	(179.4)	(0.83)

For the six months ended June 30, 2009	$222.4	4.6%	$39.1	$0.19

2009 restructuring and impairment charges: included charges of $63.8 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $17.7 million of other restructuring costs, primarily lease termination costs; and $20.9 million for impairment of long-lived assets.

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

2009 acquisition-related expenses: legal, accounting and other expenses associated with current year acquisitions completed or contemplated.

Non-recurring tax benefits: reflected a benefit of $38.0 million in 2008 from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002.

Operations: reflected lower net sales driven by the global economic slowdown, partially offset by cost savings from restructuring actions, productivity efforts, lower incentive compensation expense and the impact of 2008 share repurchases. See further details in the review of operating results by segment that follows.

Overview

The impact of the recession on the global economy and on our customers resulted in significant declines in volume across nearly all products and services in the first half of 2009, particularly in the magazines, catalogs and retail inserts and books and directories reporting units. On a consolidated pro forma basis, net sales declined approximately 19.6% and 19.2% for the three months and six months ended June 30, 2009, respectively (See Note 2 to the Condensed Consolidated Financial Statements). Changes in foreign exchange rates resulted in declines of net sales of $87.1 million, or 3.0%, for the three months ended June 30, 2009 and $191.1 million, or 3.2%, for the six months ended June 30, 2009. Despite the overall slowdown in demand for print and related services, the Company has continued to have success in renewing and extending customer contracts, expanding the scope of services with existing customers and winning new business. The impact of these successes has partially offset the impact of the economic crisis and should position the Company for stronger growth when the economy recovers.

The Company has aggressively implemented restructuring actions and other cost containment initiatives, which have helped to partially mitigate the effects of the volume shortfalls. In addition, the Company was able to achieve cost savings through the integration of the PROSA and Pro Line acquisitions. The Company expects to continue its focus on cost control and productivity improvement as it continues to face an uncertain economic environment in the remainder of 2009.

Cash flows from continuing operations for the six months ended June 30, 2009 increased $477.2 million compared to the six months ended June 30, 2008, despite the declines in net sales and earnings. This increase reflected the receipt of income tax refunds of $159.2 million and decreases in working capital requirements driven by volume declines and a focus on improved working capital management. The Company also reduced its discretionary capital expenditures by $65.3 million, or 41.5%, compared to the six months ended June 30, 2008. The strong operating cash flow in the six months ended June 30, 2009 enabled the Company to improve its total available liquidity. As of June 30, 2009, cash and cash equivalents totaled $470.9 million and approximately $2.0 billion was available for borrowings under the Company’s committed credit facilities. Total debt decreased from $4.1 billion at December 31, 2008 to $3.6 billion at June 30, 2009. See Liquidity and Capital Resources for further discussion.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. Industry sales declines are expected to continue in 2009 and possibly longer, with modest growth projected once the economy recovers. The additional excess capacity created by these declining volumes has resulted in intensified price competition in some product lines. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. In the current economic environment, the Company believes it needs to continue to lower its cost structure and focus on differentiating its products and service offerings.

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

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. In addition, during the second quarter of 2009, the Company reached an agreement in principle proposing to terminate a significant customer contract in the International segment. If a definitive agreement is reached and the contract is terminated as contemplated, the Company will be able to withdraw from certain unprofitable operations in this area. As a result, the Company expects to record restructuring charges of approximately $120 million in the third quarter of 2009. Payments related to these charges are expected to be made through 2011, with approximately $20 million expected to be paid in 2009. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. During 2008, the seasonality impact was significantly lower as compared to 2007 due to the volume declines driven by the credit crisis and related slowdown in the global economy, along with the impact of foreign exchange rates. Compared to 2008, the Company expects the seasonality impact in 2009 and future years to be more in line with historical patterns. The Company cannot predict the timing of an economic recovery, however, the Company expects net sales in the second half of 2009 to be less than 2008.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. While prices for certain paper grades used by the Company decreased in the first half of 2009, the overall paper price environment was mixed. Customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may also have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. Crude oil prices continued to be volatile in 2009; however, fuel costs in the first six months of 2009 were generally lower compared to the first six months of 2008. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company currently expects the worldwide economic slowdown to result in comparatively lower energy prices in 2009 as compared to 2008. However, the Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On May 11, 2009, new postage rates went into effect for all mail classes in the United States. The new rates increased the cost of mailing by approximately 3.9%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services are expected to be impacted by changes in the postal rates. In addition, the Company has developed innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Risks Related to Market Conditions

The Company’s annual review for impairment of goodwill is completed as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Since October 31, 2008, the date of the Company’s last annual review for impairment, the market value of the Company’s stock has declined. Management has considered the resulting decline in the Company’s market capitalization in performing its assessment of whether an interim impairment review was required for any reporting units. As part of this assessment, management analyzed the potential declines in value of individual reporting units based on each reporting unit’s operating results for the six months ended June 30, 2009 compared to expected results as of October 31, 2008. In addition, management considered how other key assumptions, including discount rates used in last fiscal year’s impairment analysis, could be impacted by recent market and economic events. Based on this interim assessment, management concluded that as of June 30, 2009, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. A continued global economic slowdown could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to October 31, 2009, the Company’s next annual measurement date, and a potential corresponding impairment charge.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of securities held by the plans could reduce their funded status and affect the level of pension expense and required contributions in 2010 and future years. In addition, the Company’s required funding may be affected by changes in pension regulations. The Company expects to make contributions of $21.5 million to its pension plans in 2009. The Company does not expect a substantial increase in contributions during 2010, but additional non-required contributions could be made. While the Company cannot currently estimate the amount of pension plan contributions that will be required in 2011 and future years, larger contributions to the pension plans could be necessary.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AS

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

The following table shows the results of operations for the three months ended June 30, 2009 and 2008, which reflect the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in millions)
Net sales	$2,355.6	$2,923.6	$(568.0)	(19.4%)
Cost of sales (exclusive of depreciation and amortization shown below)	1,756.3	2,143.5	(387.2)	(18.1%)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	272.4	323.3	(50.9)	(15.7%)
Restructuring and impairment charges	48.2	16.2	32.0	197.5%
Depreciation and amortization	143.7	164.2	(20.5)	(12.5%)

Total operating expenses	2,220.6	2,647.2	(426.6)	(16.1%)

Income from continuing operations	$135.0	$276.4	$(141.4)	(51.2%)

Consolidated

Net sales for the three months ended June 30, 2009 decreased $568.0 million, or 19.4%, to $2,355.6 million versus the same period in the prior year. Changes in foreign exchange rates decreased net sales by $87.1 million, or 3.0%, while the acquisition of PROSA increased net sales $4.8 million, or 0.2%. The remaining decreases were primarily attributable to significant volume declines and continued price pressures across most products and services as customer demand decreased due to the global economic slowdown.

Cost of sales decreased $387.2 million to $1,756.3 million for the three months ended June 30, 2009 versus the same period in the prior year primarily due to volume decreases and lower LIFO inventory provisions. Cost of sales as a percentage of consolidated net sales increased from 73.3% to 74.6%, reflecting the impact of price pressures on net sales and lower pricing on by-products sales, offset in part by the benefits of continued productivity efforts and lower variable compensation expense.

Selling, general and administrative expenses decreased $50.9 million to $272.4 million for the three months ended June 30, 2009 versus the same period in the prior year due to restructuring-driven cost reductions, lower sales commissions based on reduced volume, lower incentive compensation, the elimination of the Company’s 401(k) match and changes in foreign exchange rates, partially offset by the acquisitions. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 11.1% to 11.6%, as the impact of the net sales decline and higher acquisition-related expenses more than offset the benefit of productivity efforts.

For the three months ended June 30, 2009, the Company recorded a net restructuring and impairment provision of $48.2 million compared to $16.2 million in the same period of 2008. In 2009, these charges included $24.8 million for workforce reductions of 598 employees (of whom 447 were terminated as of June 30, 2009) associated with actions resulting from the reorganization of certain operations. These actions included the closing of one catalog, magazine and retail insert manufacturing facility and two book manufacturing facilities within the U.S. Print and Related Services segment and the closing of one business process outsourcing facility and one Global Turnkey Solutions manufacturing facility within the International segment. In addition, the Company recorded $8.1 million of impairment charges of other long-lived assets and $15.3 million of other restructuring costs, including lease termination and other facility closure costs. Net restructuring and impairment charges for the three months ended June 30, 2008 included $10.3 million for workforce reductions of 348 employees (all of whom were terminated as of June 30, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America and the closing of one Global Turnkey Solutions manufacturing facility within the International segment. In addition, these charges included $5.5 million of other restructuring costs for lease termination and other facility closure costs and $0.4 million for the impairment of other long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2009, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $20.5 million to $143.7 million for the three months ended June 30, 2009 compared to the same period in 2008, primarily due to reduced spending on capital expenditures as compared to historical levels and the reduced balance of amortizable intangible assets resulting from the impairment of customer relationship intangible assets in the business process outsourcing reporting unit in 2008. Changes in foreign exchange rates also caused the lower depreciation and amortization expense. Depreciation and amortization included $24.4 million and $32.9 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the three months ended June 30, 2009 and 2008, respectively.

Income from continuing operations for the three months ended June 30, 2009 was $135.0 million, a decrease of 51.2% compared to the three months ended June 30, 2008. The decrease was driven by the significant declines in volumes along with price pressures across both segments as well as higher restructuring costs, partially offset by lower incentive compensation, lower LIFO inventory provisions, acquisitions and the benefits achieved from procurement savings and restructuring activities.

Net interest expense increased by $2.2 million for the three months ended June 30, 2009 versus the same period in 2008, primarily due to the issuance of $400 million of 11.25% senior notes on January 14, 2009 and lower international interest income as a result of lower average interest rates, partially offset by lower average short-term borrowings.

Net investment and other income (expense) for the three months ended June 30, 2009 and 2008 was an expense of $1.0 million and income of $3.4 million, respectively. During the second quarter of 2008, the Company sold certain securities resulting in a gain of $1.0 million.

The effective income tax rate for the three months ended June 30, 2009 was 64.6% compared to 33.5% for the same period in 2008. The higher rate reflects the Company’s expectation of a higher full-year effective tax rate in 2009. The higher full-year rate is primarily driven by the impact of foreign restructuring and impairment charges on which the Company does not expect to realize tax benefits in line with the U.S. statutory rate.

Net earnings from continuing operations attributable to RR Donnelley common shareholders for the three months ended June 30, 2009 was $25.2 million, or $0.12 per diluted share, compared to $145.1 million, or $0.68 per diluted share, for the three months ended June 30, 2008. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 5.2 million, primarily resulting from the Company’s repurchases of 5.9 million shares of its common stock since June 30, 2008.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended June 30,
	2009	2008
	(in millions)
Net sales	$1,781.2	$2,161.6
Income from continuing operations	138.5	282.6
Operating margin	7.8%	13.1%
Restructuring and impairment charges	26.0	3.9

	Net Sales for the Three Months Ended June 30,		$ Change	% Change
Reporting unit(1)	2009	2008
		(in millions)
Magazines, catalogs and retail inserts	$489.3	$602.7	$(113.4)	(18.8%)
Books and directories	350.2	456.7	(106.5)	(23.3%)
Variable print	255.2	289.3	(34.1)	(11.8%)
Forms and labels	198.2	222.3	(24.1)	(10.8%)
Commercial	139.3	166.6	(27.3)	(16.4%)
Financial print	145.3	166.0	(20.7)	(12.5%)
Logistics	110.9	143.1	(32.2)	(22.5%)
Office products	55.4	69.2	(13.8)	(19.9%)
Digital Solutions	37.4	45.7	(8.3)	(18.2%)

Total U.S. Print and Related Services	$1,781.2	$2,161.6	$(380.4)	(17.6%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended June 30, 2009 were $1,781.2 million, a decrease of $380.4 million, or 17.6%, compared to the same period in 2008. The decrease was due to volume and price declines across all products and services due to the economic crisis. Sales of magazines, catalogs and retail inserts decreased due to lower page counts resulting from reduced advertising spending and lower circulation volume. Sales of books and directories decreased due to continued lower volume in educational books and related materials, as well as directories. Sales of variable printing decreased due to an unfavorable shift in product mix, lower sales of direct mailings from financial service companies and retail customers and reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to increased price pressure and lower volume from major customers. Commercial printing sales decreased due to lower volume as a result of the economic slowdown and increased price pressure. Sales of financial printing decreased due to decreases in the size and number of capital market transactions, as well as increased price pressure. Sales of logistics services decreased primarily due to lower print volumes and decreases in fuel surcharges. Sales of office products decreased primarily due to lower volume from large retail customers. Finally, sales of digital solutions declined due to lower volume from existing customers.

U.S. Print and Related Services segment income from continuing operations decreased $144.1 million mainly driven by the volume and price declines discussed above, increased restructuring and impairment charges and lower pricing on by-product sales, partially offset by lower incentive compensation expense and operating cost reductions driven by restructuring actions and productivity initiatives. Operating margins in the U.S. Print and Related Services segment decreased from 13.1% for the three months ended June 30, 2008 to 7.8% for the three months ended June 30, 2009. The margin declines resulted from the impact of volume declines, pricing pressures and lower pricing on by-products sales, as well as higher restructuring and impairment charges, partially offset by cost savings, as discussed above.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2009	2008
	(in millions)
Net sales	$574.4	$762.0
Income from continuing operations	22.9	38.5
Operating margin	4.0%	5.1%
Restructuring and impairment charges	20.9	9.2

	Net Sales for the Three Months Ended June 30,		$ Change	% Change
Reporting unit	2009	2008
	(in millions)
Business process outsourcing	$138.2	$190.6	$(52.4)	(27.5%)
Latin America	110.9	121.3	(10.4)	(8.6%)
Asia	115.5	128.8	(13.3)	(10.3%)
Europe	88.3	130.7	(42.4)	(32.4%)
Global Turnkey Solutions	70.6	128.0	(57.4)	(44.8%)
Canada	50.9	62.6	(11.7)	(18.7%)

Total International	$574.4	$762.0	$(187.6)	(24.6%)

Net sales for the International segment for the three months ended June 30, 2009 were $574.4 million, a decrease of $187.6 million, or 24.6%, compared to the same period in 2008. Net sales decreased approximately $87.1 million, or 11.4%, due to the impact of changes in foreign exchange rates. Although the acquisition of PROSA resulted in a net sales increase of $4.8 million, or 0.6%, this increase was more than offset by volume and price declines resulting from the global economic slowdown. Business process outsourcing net sales decreased due to changes in foreign exchange rates and lower volume in design and print management services. In Latin America, net sales decreased due to changes in foreign exchange rates, partially offset by the acquisition of PROSA. Sales in Asia decreased due to lower export book sales and prices on products for the technology and telecommunications sectors, which more than offset higher technology and telecommunications volume. Net sales in Europe decreased due to changes in foreign exchange rates and lower sales of commercial print and directories, as well as unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector. Global Turnkey Solutions net sales decreased due to the lower volume from large existing customers, as well as changes in foreign exchange rates. The decrease in net sales in Canada was due to changes in foreign exchange rates and lower sales of forms and labels, statement printing and commercial print products.

Income from continuing operations decreased $15.6 million primarily due to volume declines, higher restructuring and impairment charges and the ongoing impact of competitive price pressures and unfavorable product mix. Operating margins as a percentage of sales decreased from 5.1% for the three months ended June 30, 2008 to 4.0% for the three months ended June 30, 2009 due to the impact of volume and price declines, as well as higher restructuring and impairment charges, partially offset by the impact of changes in foreign exchange rates and cost reductions driven by restructuring actions and productivity improvements.

Corporate

Corporate operating expenses in the three months ended June 30, 2009 were $26.4 million, a decline of $18.3 million compared to the same period in 2008. The decrease was driven by lower LIFO inventory provisions, decreases in employee benefit and incentive compensation costs, the elimination of the Company’s 401(k) match and cost reductions from productivity and restructuring actions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

The following table shows the results of operations for the six months ended June 30, 2009 and 2008, which reflect the results of acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in millions)
Net sales	$4,811.2	$5,920.7	$(1,109.5)	(18.7%)
Cost of sales (exclusive of depreciation and amortization shown below)	3,639.1	4,361.7	(722.6)	(16.6%)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	555.6	668.0	(112.4)	(16.8%)
Restructuring and impairment charges	102.4	23.1	79.3	343.3%
Depreciation and amortization	291.7	321.8	(30.1)	(9.4%)

Total operating expenses	4,588.8	5,374.6	(785.8)	(14.6%)

Income from continuing operations	$222.4	$546.1	$(323.7)	(59.3%)

Consolidated

Net sales for the six months ended June 30, 2009 decreased $1,109.5 million, or 18.7%, to $4,811.2 million versus the same period in the prior year. Changes in foreign exchange rates decreased net sales by $191.1 million, or 3.2%, while the acquisitions of PROSA and Pro Line increased net sales $28.1 million, or 0.5%. The remaining decreases were primarily attributable to significant volume declines and continued price pressure across most products and services as customer demand decreased due to the global economic slowdown.

Cost of sales decreased $722.6 million to $3,639.1 million for the six months ended June 30, 2009 versus the same period in the prior year primarily due to volume decreases and lower LIFO inventory provisions. Cost of sales as a percentage of consolidated net sales increased from 73.7% to 75.6%, reflecting the impact of price pressures on net sales and lower pricing on by-products sales, offset in part by the benefits of continued productivity efforts and lower variable compensation expense.

Selling, general and administrative expenses decreased $112.4 million to $555.6 million for the six months ended June 30, 2009 versus the same period in the prior year due to restructuring-driven cost reductions, lower sales commissions based on reduced volume, lower incentive compensation expense, the elimination of the Company’s 401(k) match and changes in foreign exchange rates, partially offset by acquisitions. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 11.3% to 11.5%, reflecting the impact of the net sales decline and higher acquisition-related expenses, which more than offset the benefit of productivity efforts.

For the six months ended June 30, 2009, the Company recorded a net restructuring and impairment provision of $102.4 million compared to $23.1 million in the same period of 2008. In 2009, these charges included $63.8 million for workforce reductions of 3,291 employees (of whom 2,882 were terminated as of June 30, 2009) associated with actions resulting from the reorganization of certain operations. These actions included the closings of two catalog, magazine and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one European manufacturing facility, one business process outsourcing facility and one Global Turnkey Solutions manufacturing facility within the International segment. In addition, the Company recorded $20.9 million of impairment charges of other long-lived assets and $17.7 million of other restructuring costs, including lease termination and other facility closure costs. For the six months ended June 30, 2008, these charges included $15.0 million for workforce reductions of 578 employees (all of whom were terminated as of June 30, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of one Global Turnkey Solutions manufacturing facility within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $2.1 million of impairment charges of other long-lived assets and recorded $6.0 million of other restructuring costs.

Depreciation and amortization decreased $30.1 million to $291.7 million for the six months ended June 30, 2009 compared to the same period in 2008, primarily due to reduced capital expenditures and the reduced balance of amortizable intangible assets resulting from the impairment of customer relationship intangible assets in the business process outsourcing reporting unit in 2008. Changes in foreign exchange rates also caused the lower depreciation and amortization expense, as well as lower capital expenditures in both 2008 and the six months ended June 30, 2009. Depreciation and amortization included $48.7 million and $65.0 million of amortization of purchased intangibles related to customer relationships, trade names and patents for the six months ended June 30, 2009 and 2008, respectively.

Income from continuing operations for the six months ended June 30, 2009 was $222.4 million, a decrease of 59.3% compared to the six months ended June 30, 2008. The decrease was driven by the significant declines in volume along with price pressures across both segments and higher restructuring costs, partially offset by acquisitions, lower incentive compensation, lower LIFO inventory provisions and the benefits achieved from procurement savings and restructuring activities.

Net interest expense increased by $4.3 million for the six months ended June 30, 2009 versus the same period in 2008, primarily due to the issuance of $400 million of 11.25% senior notes on January 14, 2009 and lower international interest income as a result of lower interest rates, partially offset by lower average short-term borrowings.

Net investment and other income (expense) for the six months ended June 30, 2009 and 2008 was an expense of $1.3 million and income of $8.0 million, respectively. For the six months ended June 30, 2008, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million.

The effective income tax rate for the six months ended June 30, 2009 was 58.2% compared to 25.0% in the same period of 2008. The higher rate reflects the Company’s expectation of a higher full-year effective tax rate in 2009. The higher full-year rate is primarily driven by the impact of foreign restructuring and impairment charges on which the Company does not expect to realize tax benefits in line with the U.S. statutory rate. In addition, the effective income tax rate for the six months ended June 30, 2008 reflected the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of U.S. federal tax audits for the years 2000 – 2002.

Net earnings from continuing operations attributable to RR Donnelley common shareholders for the six months ended June 30, 2009 was $39.1 million, or $0.19 per diluted share, compared to $327.1 million, or $1.53 per diluted share, for the six months ended June 30, 2008. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 6.7 million, primarily resulting from the Company’s repurchases of 10.0 million shares of its common stock since January 1, 2008.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Net sales	$3,688.6	$4,402.3
Income from continuing operations	252.9	549.3
Operating margin	6.9%	12.5%
Restructuring and impairment charges	58.7	9.2

	Net Sales for the Six Months Ended June, 30,		$ Change	% Change
Reporting unit(1)	2009	2008
	(in millions)
Magazines, catalogs and retail inserts	$1,005.7	$1,207.4	$(201.7)	(16.7%)
Books and directories	723.1	904.1	(181.0)	(20.0%)
Variable print	563.6	644.0	(80.4)	(12.5%)
Forms and labels	410.9	457.4	(46.5)	(10.2%)
Commercial	295.1	358.2	(63.1)	(17.6%)
Financial print	272.5	315.8	(43.3)	(13.7%)
Logistics	225.6	288.8	(63.2)	(21.9%)
Office products	117.5	138.1	(20.6)	(14.9%)
Digital Solutions	74.6	88.5	(13.9)	(15.7%)

Total U.S. Print and Related Services	$3,688.6	$4,402.3	$(713.7)	(16.2%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the six months ended June 30, 2009 were $3,688.6 million, a decrease of $713.7 million, or 16.2%, compared to the same period in 2008. The acquisition of Pro Line increased net sales $17.5 million, or 0.4%. The increases due to the acquisition were more than offset by volume and price declines across all products and services due to the economic crisis. Sales of magazines, catalogs and retail inserts decreased due to lower page counts resulting from reduced advertising spending and lower circulation volume. Sales of books and directories decreased due to lower volume in educational books and related materials, as well as directories. Sales of variable printing decreased due to an unfavorable shift in product mix, lower sales of direct mailings from financial service companies and retail customers and reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to increased price pressure and lower volume from major customers. Commercial printing sales decreased due to lower volume, as a result of the economic slowdown, and increased price pressure. Sales of financial printing decreased compared to the prior year due to decreases in the size and number of capital market transactions. Sales of logistics services decreased primarily due to lower print volumes and decreases in fuel surcharges. Sales of office products decreased primarily due to lower volume from large retail customers. Finally, sales of digital solutions declined due to lower volume from existing customers.

U.S. Print and Related Services segment income from continuing operations decreased $296.4 million mainly driven by the volume and price declines discussed above, increased restructuring and impairment charges and lower pricing on by-products sales, partially offset by lower incentive compensation expense and operating cost reductions driven by the restructuring actions and productivity initiatives. Operating margins in the U.S. Print and Related Services segment decreased from 12.5% for the six months ended June 30, 2008 to 6.9% for the six months ended June 30, 2009. The margin declines resulted from the impact of price pressures and volume declines, as well as higher restructuring and impairment charges, partially offset by cost savings, as discussed above.

International

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the International segment:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Net sales	$1,122.6	$1,518.4
Income from continuing operations	39.4	87.4
Operating margin	3.5%	5.8%
Restructuring and impairment charges	39.2	12.0

	Net Sales for the Six Months Ended June 30,		$ Change	% Change
Reporting unit	2009	2008
	(in millions)
Business process outsourcing	$284.1	$398.0	$(113.9)	(28.6%)
Latin America	218.7	234.0	(15.3)	(6.5%)
Asia	202.3	236.2	(33.9)	(14.4%)
Europe	180.2	261.1	(80.9)	(31.0%)
Global Turnkey Solutions	134.9	260.0	(125.1)	(48.1%)
Canada	102.4	129.1	(26.7)	(20.7%)

Total International	$1,122.6	$1,518.4	$(395.8)	(26.1%)

Net sales for the International segment for the six months ended June 30, 2009 were $1,122.6 million, a decrease of $395.8 million, or 26.1%, compared to the same period in 2008. Net sales decreased approximately $191.1 million, or 12.6%, due to the impact of changes in foreign exchange rates. Although the acquisition of PROSA resulted in a net sales increase of $10.6 million, or 0.7%, this increase was more than offset by volume and price declines resulting from the global economic slowdown. Business process outsourcing net sales decreased due to changes in foreign exchange rates, lower volume in transactional print and mail and design and print management services. In Latin America, net sales decreased due to changes in foreign exchange rates, partially offset by the acquisition of PROSA. Sales in Asia decreased due to lower volumes and prices on products for the technology and telecommunications sectors, which more than offset increases in export book sales. Net sales in Europe decreased due to changes in foreign exchange rates and lower sales of directories and commercial print, as well as unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector. Global Turnkey Solutions net sales decreased due to lower volume from large existing customers, as well as changes in foreign exchange rates. The decrease in net sales in Canada was due to changes in foreign exchange rates and lower sales of forms and labels, statement printing and commercial print products.

Income from continuing operations decreased $48.0 million primarily due to volume declines, higher restructuring and impairment charges and the ongoing impact of competitive price pressures and unfavorable product mix. Operating margins as a percentage of sales decreased from 5.8% for the six months ended June 30, 2008 to 3.5% for the six months ended June 30, 2009 due to the impact of volume and price declines, as well as higher restructuring and impairment charges.

Corporate

Corporate operating expenses in the six months ended June 30, 2009 were $69.9 million, a decline of $20.7 million compared to the same period in 2008. The decrease was driven by lower LIFO inventory provisions, decreases in incentive compensation costs, the elimination of the Company’s 401(k) match and cost reductions from productivity and restructuring actions, partially offset by higher restructuring and impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the six months ended June 30, 2009 and 2008.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $850.7 million for the six months ended June 30, 2009, compared to $373.5 million for the same period last year. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest and other activities. The increase in operating cash flow reflects reductions in inventories and accounts receivable resulting from volume declines and a focus on improved working capital management, the receipt of income tax refunds of $159.2 million and lower incentive compensation payments in the first quarter of 2009 as compared to 2008, partially offset by lower operating earnings driven by significant volume declines.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the six months ended June 30, 2009 was $112.4 million compared to $197.0 million for the six months ended June 30, 2008. Net cash used for acquisition of businesses in the six months ended June 30, 2009 and 2008 included $26.6 million for the acquisition of PROSA and Prospectus and $122.2 million for the acquisition of Pro Line, respectively. The Company received proceeds from the sale of investments and other assets of $0.3 million in the first six months of 2009 compared to $42.2 million in the first six months of 2008, which included $27.3 million of net proceeds from the sale of certain investment securities related to the planned liquidation of a captive insurance subsidiary. Capital expenditures were $92.1 million, a decrease of $65.3 million compared to the first six months of 2008, reflecting lower spending on capacity growth due to the significant reduction in production volumes resulting from the recession. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2009 will be approximately $225 million. Finally, the Company received transfers of $40.4 million of restricted cash in 2008 mostly due to the release of excess funding from a trust associated with the Company’s acquisition of Banta.

Cash Flows From Financing Activities

Net cash used in financing activities of continuing operations for the six months ended June 30, 2009 was $615.8 million compared to $136.3 million in the same period of 2008. In the six months ended June 30, 2009, the Company received proceeds of $400.0 million from the issuance of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009. Net repayments under the Company’s revolving credit facility (the “Facility”) were $200.0 million for the six months ended June 30, 2009 compared to $100.0 million for the six months ended June 30, 2008. The net change in short-term debt was a cash outflow of $303.5 million in the six months ended June 30, 2009 primarily due to the pay down of commercial paper. The net change in short-term debt for the six months ended June 30, 2008 was a cash inflow of $184.7 million due to the issuance of commercial paper related to the Pro Line acquisition. Additionally, $105.0 million was utilized during the six months ended June 30, 2008 to acquire 3.5 million shares under the Company’s share repurchase program.

Dividends

During the six months ended June 30, 2009, the Company paid cash dividends of $106.7 million. On July 22, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 1, 2009 to RR Donnelley shareholders of record on August 6, 2009.

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

Cash and cash equivalents of $470.9 million as of June 30, 2009 included $74.5 million that were readily available in the U.S. and $396.4 million that was available at international locations, most of which is subject to U.S. federal income taxes and some of which is subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs.

The Company has a $2.0 billion committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. In the event that the entire Facility were utilized, the Company would not have been in violation of those financial covenants based on its results of operations for the twelve months ended June 30, 2009. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at June 30, 2009. The Company pays an annual commitment fee of 0.10% and LIBOR plus a spread on borrowings under the Facility. The Facility has a maturity date of January 6, 2012. The Company also has $171.2 million in credit facilities outside of the U.S., most of which are uncommitted. As of June 30, 2009, the Company had $40.1 million in outstanding letters of credit, of which $33.1 million reduced availability under the Facility and $1.9 million reduced availability under uncommitted facilities outside of the U.S. As of June 30, 2009, there were no borrowings outstanding under the Company’s commercial paper program. At June 30, 2009, approximately $2.1 billion was available under the Company’s credit facilities, of which $2.0 billion was available under the committed Facility. The failure of a financial institution supporting the Facility would reduce the size of our committed facility unless a replacement institution were added. Currently, the Facility is supported by 17 U.S. and international financial institutions.

The credit markets, including commercial paper markets in the U.S., remained volatile during the first six months of 2009. At times, volatility in the capital markets increased costs associated with issuing commercial paper or other debt instruments, due to increased spreads over relevant interest rate benchmarks, or affected the Company’s ability to access the credit markets. Despite these adverse market conditions, we believe that current cash balances and cash generated by operations, together with access to external sources of funds described previously, will be sufficient to meet our operating and capital needs in the foreseeable future.

On March 13, 2009, Standard & Poor’s Ratings Services lowered the Company’s long-term corporate credit and senior unsecured debt ratings to BBB from BBB+ and lowered the Company’s short-term credit rating to A-3 from A-2. On April 8, 2009, Moody’s Investors Service downgraded the Company’s senior unsecured debt ratings to Baa3 from Baa2 while also downgrading the Company’s short-term credit rating to P-3 from P-2. The interest margin and the annual commitment fee under the revolving credit facility increased by 8 basis points and 2 basis points, respectively, following the downgrade. The downgrades will likely limit the Company’s capacity in the commercial paper market, but they did not affect our capacity and ability to borrow amounts under the Facility.

On January 14, 2009, the Company issued $400 million of 11.25% senior notes due February 1, 2019. The Company used the net proceeds to pay down commercial paper and borrowings under the Facility. If the

Company experiences a downgrade in its credit ratings below investment grade, these senior notes are subject to an increase from the 11.25% interest rate. The first quarter 2009 downgrades of the Company’s debt ratings did not result in an increase in the interest rate for these senior notes. The Company borrowed $400.0 million in March 2009 under the Facility to repay the April 1, 2009 maturity of $400 million in senior notes. During the second quarter 2009, the Company repaid the $400 million of Facility borrowings.

In the second quarter of 2009, the Company reached an agreement in principle proposing to terminate a significant customer contract in the International segment. If a definitive agreement is reached and the contract is terminated as contemplated, the Company expects to pay approximately $120 million in related restructuring costs, of which approximately $20 million will be paid in the third quarter of 2009 and the remaining amount will be paid in 2010 and 2011.

On January 2, 2009, the Company acquired the assets of PROSA, for a purchase price of approximately $23.6 million. The Company financed this acquisition with cash on hand.

The Company was in compliance with its debt covenants as of June 30, 2009, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2009 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Facility as of June 30, 2009 and management expects the Company to continue to meet the applicable borrowing conditions.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of June 30, 2009, approximately 99.5% of the Company’s outstanding debt was comprised of fixed-rate debt. At June 30, 2009, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $19.1 million, most of which were borrowings under credit facilities outside of the United States.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge that currency risk. As of June 30, 2009, the aggregate notional amount of outstanding forward contracts was approximately $224.3 million. Unrealized gains from these foreign currency contracts were $1.2 million at June 30, 2009. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in global economy;

•	successful execution and integration of acquisitions;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access unsecured debt in the capital markets and the participants’ ability to perform to our contractual lending and insurance agreements;

•

factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets, changes in advertising markets, the rate of migration from paper-based forms to digital formats, customers’ budgetary constraints, and customers’ changes in short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations and financial strength;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel) or in prices received for the sale of by-products;

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

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional, customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of labor disruptions or labor shortages;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	the possibility of a regional or global health pandemic outbreak;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including under “Risk Factors” in the Company’s Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2009 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2009 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2009—April 30, 2009	1,168	$11.06	—	10,000,000
May 1, 2009—May 31, 2009	536	8.08	—	10,000,000
June 1, 2009—June 30, 2009	4,563	15.20	—	10,000,000

Total	6,267	$13.82	—	10,000,000

(1)	Shares withheld for tax liabilities upon vesting of certain equity awards.
(2)	As of June 30, 2009, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on May 21, 2009.

(b) The following matters were voted upon at the Annual Meeting of Stockholders.

1. The election of the nominees for Directors was voted on by the Stockholders. The nominees, all of whom were elected, were Thomas J. Quinlan III, Stephen M. Wolf, Lee A. Chaden, E.V. (Rick) Goings, Judith H. Hamilton, Susan M. Ivey, Thomas S. Johnson, John C. Pope, Michael T. Riordan and Oliver R. Sockwell. The Inspectors of Election certified the following vote tabulations:

	For	Against	Withhold Authority
Thomas J. Quinlan III	173,661,293	4,538,320	392,528
Stephen M. Wolf	171,208,843	7,065,317	317,980
Lee A. Chaden	175,451,982	2,854,249	285,909
E.V. (Rick) Goings	172,896,739	5,400,635	294,767
Judith H. Hamilton	171,787,387	6,497,679	307,075
Susan M. Ivey	175,457,223	2,855,824	279,094
Thomas S. Johnson	165,551,873	12,683,089	357,180
John C. Pope	166,187,549	12,091,930	312,663
Michael T. Riordan	175,401,142	2,884,542	306,458
Oliver R. Sockwell	173,353,729	4,932,187	306,226

2. The Stockholders voted to ratify the Audit Committee’s appointment of Deloitte & Touche LLP as the independent registered public accounting firm to audit the financial statements of the Company for fiscal year 2009. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
177,635,949	504,268	451,924	-0-

3. A stockholder proposal recommending preparation of a sustainable forestry report was rejected by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
11,744,679	123,497,424	26,665,635	16,684,403

4. A stockholder proposal recommending that the Board of Directors amend the bylaws of the Company to allow stockholders to call special meetings was approved by the Stockholders. The Inspectors of Election certified the following vote tabulation:

FOR	AGAINST	ABSTAIN	NON-VOTES
98,168,363	63,337,472	401,903	16,684,403

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

4.7	Amendment No. 1 dated July 14, 2009 to Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (filed herewith)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (filed herewith)*

10.5	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.6	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.7	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.8	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on May 14, 2003)*

10.12	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.13	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.14	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.15	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.16	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.17	Form of Performance Share Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.23	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (filed herewith)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Director Restricted Stock Unit Awards (filed herewith)*

10.27	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of November 38, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.33	Management By Objective Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

Date: August 5, 2009