Form 10-Q
period 2009-09-30
RR Donnelley & Sons Co
filed 2009-11-04
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 205.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$414.9	$324.0
Restricted cash equivalents	—	7.9
Receivables, less allowance for doubtful accounts of $80.1 in 2009 (2008—$80.5)	1,772.4	1,903.2
Income taxes receivable	51.6	189.4
Inventories (Note 3)	563.1	695.7
Prepaid expenses and other current assets	104.7	104.6
Deferred income taxes	59.7	56.2

Total current assets	2,966.4	3,281.0

Property, plant and equipment—net (Note 4)	2,332.7	2,564.0
Goodwill (Note 5)	2,457.9	2,425.9
Other intangible assets—net (Note 5)	773.0	831.1
Other noncurrent assets	390.8	392.3

Total assets	$8,920.8	$9,494.3

LIABILITIES
Accounts payable	$863.4	$767.6
Accrued liabilities	843.6	795.7
Short-term and current portion of long-term debt (Note 14)	431.9	923.5

Total current liabilities	2,138.9	2,486.8

Long-term debt (Note 14)	2,982.4	3,203.3
Pension liability	461.7	491.5
Postretirement benefits	298.3	291.9
Deferred income taxes	242.8	260.9
Other noncurrent liabilities	468.3	418.0

Total liabilities	6,592.4	7,152.4

Commitments and Contingencies (Note 13)
EQUITY (Note 11)
RR Donnelley shareholders’ equity Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2009 and 2008	303.7	303.7
Additional paid-in capital	2,905.1	2,885.7
Retained earnings	795.9	903.8
Accumulated other comprehensive loss	(506.8)	(580.7)
Treasury stock, at cost, 37.3 shares in 2009 (2008—37.2 shares)	(1,195.7)	(1,194.0)

Total RR Donnelley shareholders’ equity	2,302.2	2,318.5
Noncontrolling interests	26.2	23.4

Total equity	2,328.4	2,341.9

Total liabilities and equity	$8,920.8	$9,494.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$2,463.1	$2,864.6	$7,274.3	$8,785.3

Cost of sales (exclusive of depreciation and amortization shown below)	1,841.4	2,090.3	5,480.5	6,452.0
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	251.6	279.8	807.2	947.9
Restructuring and impairment charges—net (Note 6)	131.7	23.4	234.1	46.5
Depreciation and amortization	145.0	164.7	436.7	486.5

Total operating expenses	2,369.7	2,558.2	6,958.5	7,932.9

Income from continuing operations	93.4	306.4	315.8	852.4
Interest expense—net	59.6	56.2	178.7	171.0
Investment and other income (expense)—net	(13.6)	(1.1)	(14.9)	7.0

Earnings from continuing operations before income taxes	20.2	249.1	122.2	688.4
Income tax expense	5.6	79.7	65.0	189.5

Net earnings from continuing operations	14.6	169.4	57.2	498.9
Income from discontinued operations, net of tax	—	—	—	1.7

Net earnings	14.6	169.4	57.2	500.6
Less: Income attributable to noncontrolling interests	(1.5)	(1.2)	(5.0)	(3.6)

Net earnings attributable to RR Donnelley common shareholders	$13.1	$168.2	$52.2	$497.0

Earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic:
Net earnings from continuing operations	$0.06	$0.80	$0.25	$2.33
Income from discontinued operations, net of tax	—	—	—	0.01

Net earnings attributable to RR Donnelley common shareholders	$0.06	$0.80	$0.25	$2.34

Diluted:
Net earnings from continuing operations	$0.06	$0.80	$0.25	$2.33
Income from discontinued operations, net of tax	—	—	—	0.01

Net earnings attributable to RR Donnelley common shareholders	$0.06	$0.80	$0.25	$2.34

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Weighted average number of common shares outstanding (Note 9):
Basic	205.3	209.1	205.2	212.0
Diluted	208.5	209.7	207.7	212.5
Amounts attributable to RR Donnelley common shareholders:
Net earnings from continuing operations	$13.1	$168.2	$52.2	$495.3
Income from discontinued operations, net of tax	—	—	—	1.7

Net earnings attributable to RR Donnelley common shareholders	$13.1	$168.2	$52.2	$497.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net earnings	$57.2	$500.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Income from discontinued operations	—	(1.7)
Impairment charges	22.9	2.6
Depreciation and amortization	436.7	486.5
Provision for doubtful accounts receivable	12.4	26.3
Share-based compensation	19.3	20.2
Deferred taxes	(19.7)	(41.2)
Reversal of tax reserves	(2.6)	(46.3)
(Gain) loss on disposal of property, plant and equipment	1.8	(11.2)
Loss on debt extinguishment	10.3	—
Other	31.7	23.3
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	148.3	29.2
Inventories	141.7	(82.6)
Prepaid expenses and other current assets	19.1	5.8
Accounts payable	74.8	(67.8)
Income taxes payable and receivable	129.8	4.1
Accrued liabilities and other	14.8	(155.3)

Net cash provided by operating activities of continuing operations	1,098.5	692.5
Net cash used in operating activities of discontinued operations	—	(0.8)

Net cash provided by operating activities	1,098.5	691.7

INVESTING ACTIVITIES
Capital expenditures	(132.9)	(238.7)
Acquisition of businesses, net of cash acquired	(26.6)	(121.5)
Proceeds from return of capital and sale of investments and other assets	0.4	42.9
Purchases of other investments	(4.0)	—
Transfers from restricted cash	6.1	40.5

Net cash used in investing activities	(157.0)	(276.8)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	750.0	—
Net change in short-term debt	(304.3)	191.7
Payments of current maturities and long-term debt	(1,051.9)	(5.1)
Payments of credit facility borrowings	(700.0)	(400.0)
Proceeds from credit facility borrowings	590.0	275.0
Debt issuance costs	(5.9)	—
Issuance of common stock	—	2.2
Acquisition of common stock	—	(245.4)
Dividends paid	(160.1)	(165.8)
Distributions to noncontrolling interests	(2.2)	(2.1)

Net cash used in financing activities	(884.4)	(349.5)

Effect of exchange rate on cash and cash equivalents	33.8	(8.7)
Net increase in cash and cash equivalents	90.9	56.7
Cash and cash equivalents at beginning of period	324.0	379.0

Cash and cash equivalents at end of period	$414.9	$435.7

Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$0.5	$25.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

The Company evaluated and disclosed material subsequent events in the accompanying condensed consolidated interim financial statements and footnotes through November 4, 2009, the date of issuance of its Form 10-Q for the quarter ended September 30, 2009.

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

(Tabular amounts in millions, except per share data and unless otherwise indicated)

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

Accounts receivable	$2.4
Property, plant and equipment	9.2
Amortizable intangible assets	11.6
Goodwill	6.5
Accounts payable and accrued liabilities	(2.5)
Deferred taxes—net	(0.6)

Net cash paid	$26.6

The fair values of property, plant and equipment, goodwill and intangible assets associated with the acquisitions of PROSA and Prospectus were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise related to the equipment and current marketplace conditions. Intangible asset values, including customer relationships and a non-compete agreement, were estimated based on future cash flows and customer attrition rates discounted using an estimated weighted-average cost of capital.

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

(Tabular amounts in millions, except per share data and unless otherwise indicated)

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

Pro forma results

The unaudited pro forma financial information for the three and nine months ended September 30, 2008 presents the combined results of operations of the Company, PROSA, Prospectus, Pro Line and another immaterial acquisition as if each acquisition had occurred at January 1, 2008. For the three and nine months ended September 30, 2009, there was no material impact from pro forma adjustments on net sales or net earnings attributable to RR Donnelley common shareholders.

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net sales	$2,869.5	$8,825.9
Net earnings attributable to RR Donnelley common shareholders	167.5	490.4
Earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.80	$2.31

Diluted	$0.80	$2.31

The unaudited pro forma financial information for the three and nine months ended September 30, 2008 includes $32.7 million and $99.4 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information for the three and nine months ended September 30, 2008 also includes net restructuring and impairment charges of $23.4 million and $46.5 million, respectively (see Note 6).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

3. INVENTORIES

	September 30, 2009	December 31, 2008
Raw materials and manufacturing supplies	$226.9	$311.3
Work-in-process	194.9	183.2
Finished goods	221.9	296.6
LIFO reserve	(80.6)	(95.4)

Total	$563.1	$695.7

4. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2009	December 31, 2008
Land	$89.3	$91.6
Buildings	1,138.4	1,143.1
Machinery and equipment	6,002.1	5,935.3

	7,229.8	7,170.0
Less: Accumulated depreciation	(4,897.1)	(4,606.0)

Total	$2,332.7	$2,564.0

Assets Held for Sale

Primarily as a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $15.2 million at September 30, 2009 and $5.9 million at December 31, 2008. These assets are included in other current assets in the Condensed Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2009 and December 31, 2008 was as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2008	$2,193.4	$232.5	$2,425.9
Acquisitions	—	6.5	6.5
Foreign exchange and other adjustments	(0.2)	25.7	25.5

Net book value at September 30, 2009	$2,193.2	$264.7	$2,457.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

The components of other intangible assets at September 30, 2009 and December 31, 2008 were as follows:

Other Intangible Assets	September 30, 2009			December 31, 2008
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Book Value	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Book Value
Trademarks, licenses and agreements	$25.6	$(22.1)	$3.5	$21.9	$(21.9)	$—
Patents	98.3	(68.3)	30.0	98.3	(59.1)	39.2
Customer relationship intangibles	1,125.7	(418.6)	707.1	1,106.2	(347.1)	759.1
Trade names	21.4	(7.1)	14.3	19.4	(4.7)	14.7

Total amortizable purchased intangible assets	1,271.0	(516.1)	754.9	1,245.8	(432.8)	813.0
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,289.1	$(516.1)	$773.0	$1,263.9	$(432.8)	$831.1

(1)	Includes foreign exchange. Certain prior year amounts have been reclassified to reflect the Company’s current presentation of intangible assets.

During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company recorded additions to intangible assets of $11.6 million and $17.3 million, respectively. The components of other intangible assets acquired during the nine months ended September 30, 2009 and the year ended December 31, 2008, were as follows:

	Nine months ended September 30, 2009		Year ended December 31, 2008
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$3.6	5.5	$—	—
Customer relationship intangibles	8.0	8.0	15.6	6.4
Indefinite-lived trade names	—	—	1.7	—

Total additions	$11.6		$17.3

Amortization expense for other intangibles was $25.7 million and $32.2 million for the three months ended September 30, 2009 and 2008, respectively, and $74.4 million and $97.2 million for the nine months ended September 30, 2009 and 2008, respectively. The estimated annual amortization expense related to intangible assets as of September 30, 2009 is as follows:

Amount
For the year ending December 31,
2009	$99.2
2010	99.1
2011	98.2
2012	85.5
2013	83.2
2014 and thereafter	364.1

Total	$829.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

6. RESTRUCTURING AND IMPAIRMENT CHARGES

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2009 and 2008, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$2.0	$2.3	$(0.7)	$3.6	$16.3	$—	$0.4	$16.7
International	5.6	119.0	2.7	127.3	4.2	0.7	0.1	5.0
Corporate	—	0.8	—	0.8	1.1	0.6	—	1.7

Total	$7.6	$122.1	$2.0	$131.7	$21.6	$1.3	$0.5	$23.4

For the nine months ended September 30, 2009 and 2008, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$33.4	$16.3	$12.6	$62.3	$21.4	$2.4	$2.1	$25.9
International	35.2	121.0	10.3	166.5	14.6	2.3	0.2	17.1
Corporate	2.8	2.5	—	5.3	0.6	2.6	0.3	3.5

Total	$71.4	$139.8	$22.9	$234.1	$36.6	$7.3	$2.6	$46.5

For the three and nine months ended September 30, 2009, the Company recorded net restructuring and impairment charges, discounted for future cash payments, of $117.3 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $116.4 million, $0.8 million and $0.1 million are reflected in other charges, impairment and employee terminations, respectively. In addition, for the three and nine months ended September 30, 2009, the Company recorded net restructuring charges of $7.5 million and $71.3 million, respectively, for employee termination costs for 3,635 employees, of whom 3,438 were terminated as of September 30, 2009, associated with actions resulting from the reorganization of certain operations. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one Global Turnkey Solutions manufacturing facility, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges of $5.7 million and $23.4 million for the three and nine months ended September 30, 2009, respectively, including lease termination and other facility closure costs. For the three and nine months ended September 30, 2009, the Company also recorded $1.2 million and $22.1 million, respectively, of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, internal expertise related to the equipment and current marketplace conditions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

For the three and nine months ended September 30, 2008, the Company recorded net restructuring charges of $21.6 million and $36.6 million, respectively, for employee termination costs for 1,338 employees, all of whom were terminated as of September 30, 2009, associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $1.3 million and $7.3 million, respectively, for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2008, the Company recorded $0.5 million and $2.6 million, respectively, of impairment charges for other long-lived assets.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the nine months ended September 30, 2009 is as follows:

	December 31, 2008	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	September 30, 2009
Employee terminations	$23.5	$71.4	$—	$63.9	$31.0
Other	11.1	139.8	3.6	36.6	117.9

Total	$34.6	$211.2	$3.6	$100.5	$148.9

$100.3 million of the restructuring reserve is current and included in accrued liabilities at September 30, 2009, while the long-term portion of $48.6 million, primarily related to the termination of the significant long-term customer contract referred to above and lease termination costs, is included in other noncurrent liabilities at September 30, 2009.

The Company anticipates that payments associated with employee terminations will be substantially completed by September of 2010.

The restructuring liabilities classified as “other” consist of the estimated remaining payments related to the termination of the significant long-term customer contract referred to above, lease termination costs and other facility closing costs. The Company expects to pay approximately $59 million and $43 million, both subject to changes in foreign exchange rates, in January 2010 and 2011, respectively, related to the termination of the significant long-term customer contract. Payments on certain lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the consolidated financial statements of future periods.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

7. EMPLOYEE BENEFITS

The components of the estimated pension and postretirement benefits expense for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Pension expense
Service cost	$17.5	$21.5	$52.4	$64.4
Interest cost	44.5	42.1	132.9	126.2
Expected return on assets	(64.2)	(66.7)	(191.7)	(199.9)
Amortization, net	—	(1.2)	3.6	(3.5)
Settlement	—	—	—	(0.1)

Net pension benefit	$(2.2)	$(4.3)	$(2.8)	$(12.9)

Postretirement benefits expense
Service cost	$2.6	$3.1	$7.7	$9.3
Interest cost	7.7	7.6	23.1	22.7
Expected return on assets	(3.9)	(4.1)	(11.7)	(12.2)
Amortization, net	(4.3)	(3.6)	(12.9)	(10.9)

Net postretirement benefits expense	$2.1	$3.0	$6.2	$8.9

8. SHARE-BASED COMPENSATION

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $5.5 million and $19.3 million for the three and nine months ended September 30, 2009, respectively. The total compensation expense related to all share-based compensation plans was $6.4 million and $20.2 million for the three and nine months ended September 30, 2008, respectively.

Stock Options

The Company granted 1,520,468 and 754,000 stock options during the nine months ended September 30, 2009 and 2008, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton Formula. The fair value of these stock options was determined using the following assumptions:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Expected volatility	29.67%	22.78%
Risk-free interest rate	2.27%	2.96%
Expected life (years)	6.25	6.25
Expected dividend yield	3.63%	3.31%

The weighted average grant date fair value of these options was $1.47 and $5.63 per stock option for the grants in the first nine months of 2009 and 2008, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	3,624	$28.76	5.1	$0.7
Granted	1,520	7.09	9.4
Exercised	(4)	15.96
Cancelled/forfeited/expired	(419)	31.05

Outstanding at September 30, 2009	4,721	21.60	6.4	$24.3

Exercisable at September 30, 2009	905	$18.24	2.2	$2.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2009 and December 31, 2008, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009 and December 31, 2008. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and nine months ended September 30, 2009 was less than $0.1 million in each period. Total intrinsic value of options exercised for the three and nine months ended September 30, 2008 was $0.2 million and $1.0 million, respectively.

Compensation expense recognized related to stock options for the three and nine months ended September 30, 2009 was $0.6 million and $1.8 million, respectively. Compensation expense recognized related to stock options for the three and nine months ended September 30, 2008 was $0.7 million and $1.8 million, respectively. As of September 30, 2009, $5.8 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of September 30, 2009 and December 31, 2008 and changes during the nine months ended September 30, 2009 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,797	$30.47
Granted	4,200	5.83
Vested	(385)	32.36
Forfeited	(83)	24.16

Nonvested at September 30, 2009	5,529	$11.11

Compensation expense recognized related to restricted stock units for the three and nine months ended September 30, 2009 was $4.9 million and $17.5 million, respectively. Compensation expense recognized related to restricted stock units for the three and nine months ended September 30, 2008 was $5.1 million and $16.5 million, respectively. As of September 30, 2009, there was $30.7 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards that are expected to vest over a weighted-average period of 2.4 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

Performance Share Unit Awards

No performance share unit awards were granted during the nine months ended September 30, 2009 and 2008. There was no compensation expense recognized related to performance share unit awards for the three and nine months ended September 30, 2009. Compensation expense recognized related to performance share unit awards for the three and nine months ended September 30, 2008 was $0.6 million and $1.9 million, respectively.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the foreseeable future. During the nine months ended September 30, 2009, the Company did not purchase any of its common stock in the open market. As of September 30, 2009, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

9. EARNINGS PER SHARE ATTRIBUTABLE TO RR DONNELLEY COMMON SHAREHOLDERS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$13.1	$168.2	$52.2	$497.0
Denominator:
Weighted average number of common shares outstanding	205.3	209.1	205.2	212.0
Dilutive options and awards(a)	3.2	0.6	2.5	0.5

Diluted weighted average number of common shares outstanding	208.5	209.7	207.7	212.5

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.06	$0.80	$0.25	$2.34

Diluted	$0.06	$0.80	$0.25	$2.34

Cash dividends paid per common share	$0.26	$0.26	$0.78	$0.78

(a)	Diluted net earnings per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three and nine months ended September 30, 2009, common stock equivalents of 7.0 million and 7.9 million, respectively, were excluded as their effect would be anti-dilutive. For the three and nine months ended September 30, 2009, restricted stock units of 2.8 million and 3.4 million, respectively, were excluded as their effect would be anti-dilutive. For the three and nine months ended September 30, 2009, options to purchase 4.2 million shares and 4.5 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

For the three and nine months ended September 30, 2008, common stock equivalents of 4.8 million and 4.9 million, respectively, were excluded as their effect would be anti-dilutive. For the three and nine months ended September 30, 2008, restricted stock units of 1.4 million and 1.5 million, respectively, were excluded as their effect would be anti-dilutive. For the three and nine months ended September 30, 2008, options to purchase 3.4 million shares were anti-dilutive because the option exercise price exceeded the fair value of stock.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

10. COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings	$14.6	$169.4	$57.2	$500.6
Translation adjustments	39.4	(37.7)	84.1	20.4
Unrealized loss on investments, net of tax	—	—	—	(1.4)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	(0.4)	(2.8)	(12.5)	(6.6)
Change in fair value of derivatives, net of tax	1.8	(19.3)	2.2	10.2

Comprehensive income	55.4	109.6	131.0	523.2
Less: comprehensive income attributable to noncontrolling interests	(1.4)	(1.1)	(5.0)	(4.1)

Comprehensive income attributable to RR Donnelley common shareholders	$54.0	$108.5	$126.0	$519.1

For the three and nine months ended September 30, 2009, the changes in other comprehensive income were net of tax provisions of $1.1 million and $1.4 million, respectively, related to the change in fair value of derivatives and tax benefits of $1.8 million and $4.4 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs. For the three and nine months ended September 30, 2008, the changes in other comprehensive income were net of tax provisions of $8.3 million and $9.8 million, respectively, related to unrealized foreign currency gains, net of tax benefits of $12.2 million and tax provisions of $7.4 million, respectively, related to changes in the fair value of derivatives and hedge reclassifications and net of tax benefits of $1.7 million and $6.4 million, respectively, related to the adjustment for net periodic pension and postretirement benefit cost.

11. EQUITY

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2009:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$2,318.5	$23.4	$2,341.9
Net earnings	52.2	5.0	57.2
Other comprehensive income	73.8	—	73.8
Share-based compensation	19.3	—	19.3
Withholdings for share-based awards and other	(1.5)	—	(1.5)
Cash dividends paid	(160.1)	—	(160.1)
Distributions to noncontrolling interests	—	(2.2)	(2.2)

Balance at September 30, 2009	$2,302.2	$26.2	$2,328.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2008:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2007	$3,907.3	$19.0	$3,926.3
Net earnings	497.0	3.6	500.6
Other comprehensive income	22.1	0.5	22.6
Share-based compensation	20.2	—	20.2
Withholdings for share-based awards and other	(3.6)	—	(3.6)
Acquisition of common stock	(278.8)	—	(278.8)
Cash dividends paid	(165.8)	—	(165.8)
Distributions to noncontrolling interests	—	(2.1)	(2.1)
Other	—	(0.2)	(0.2)

Balance at September 30, 2008	$3,998.4	$20.8	$4,019.2

12. SEGMENT INFORMATION

The Company operates primarily in the printing industry, with related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s reportable segments reflect the management reporting structure of the organization and the manner in which the chief operating decision-maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company’s segments and their products and service offerings are summarized below:

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

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

(Tabular amounts in millions, except per share data and unless otherwise indicated)

The Company has disclosed income (loss) from continuing operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the condensed consolidated financial statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2009
U.S. Print and Related Services	$1,829.8	$(5.0)	$1,824.8	$164.9	$106.4	$27.8
International	651.0	(12.7)	638.3	(72.3)	30.6	8.7

Total operating segments	2,480.8	(17.7)	2,463.1	92.6	137.0	36.5
Corporate	—	—	—	0.8	8.0	4.3

Total continuing operations	$2,480.8	$(17.7)	$2,463.1	$93.4	$145.0	$40.8

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2008
U.S. Print and Related Services	$2,147.8	$(4.4)	$2,143.4	$287.9	$109.3	$42.3
International	736.8	(15.6)	721.2	60.9	45.2	24.9

Total operating segments	2,884.6	(20.0)	2,864.6	348.8	154.5	67.2
Corporate	—	—	—	(42.4)	10.2	14.0

Total continuing operations	$2,884.6	$(20.0)	$2,864.6	$306.4	$164.7	$81.2

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Total Assets	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2009
U.S. Print and Related Services	$5,533.6	$(20.2)	$5,513.4	$417.8	$6,573.4	$318.8	$82.5
International	1,804.2	(43.3)	1,760.9	(32.9)	2,198.5	91.6	37.7

Total operating segments	7,337.8	(63.5)	7,274.3	384.9	8,771.9	410.4	120.2
Corporate	—	—	—	(69.1)	148.9	26.3	12.7

Total continuing operations	$7,337.8	$(63.5)	$7,274.3	$315.8	$8,920.8	$436.7	$132.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Continuing Operations	Total Assets	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2008
U.S. Print and Related Services	$6,559.7	$(13.9)	$6,545.8	$837.2	$7,669.2	$322.7	$143.6
International	2,282.4	(42.9)	2,239.5	148.3	3,053.8	132.9	72.6

Total operating segments	8,842.1	(56.8)	8,785.3	985.5	10,723.0	455.6	216.2
Corporate	—	—	—	(133.1)	1,214.1	30.9	22.5

Total continuing operations	$8,842.1	$(56.8)	$8,785.3	$852.4	$11,937.1	$486.5	$238.7

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

14. DEBT

The Company’s debt consists of the following:

	September 30, 2009	December 31, 2008
Commercial paper	$—	$289.8
Credit facility borrowings	90.0	200.0
3.75% senior notes due April 1, 2009	—	400.0
4.95% senior notes due May 15, 2010	325.6	499.6
5.625% senior notes due January 15, 2012	158.5	624.5
4.95% senior notes due April 1, 2014	598.9	598.8
5.50% senior notes due May 15, 2015	499.5	499.5
8.60% senior notes due August 15, 2016	345.2	—
6.125% senior notes due January 15, 2017	621.4	621.0
11.25% debentures due February 1, 2019	400.0	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	26.1	44.6

Total debt	3,414.3	4,126.8
Less: current portion	(431.9)	(923.5)

Long-term debt	$2,982.4	$3,203.3

The fair value of debt was determined to be Level 2 under the fair value hierarchy and based upon the interest rates available to the Company for borrowings with similar terms and maturities, the fair value of the Company’s debt was greater than its book value by $22.3 million at September 30, 2009 and lower by $556.2 million at December 31, 2008.

On January 14, 2009, the Company issued $400.0 million of 11.25% senior notes due February 1, 2019. The net proceeds from the offering were used to pay down short-term debt.

On August 26, 2009, the Company issued $350.0 million of 8.60% senior notes due August 15, 2016. The net proceeds from the offering, along with borrowings under the credit facility and cash on hand, were used to repurchase $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010. These repurchases resulted in a pre-tax loss on debt extinguishment of $10.3 million, which is reflected in investment and other expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009.

15. DERIVATIVES

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

(Tabular amounts in millions, except per share data and unless otherwise indicated)

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the condensed consolidated statements of operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at September 30, 2009 and December 31, 2008 was $322.0 million and $299.4 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

At September 30, 2009 and December 31, 2008, the total fair value of the Company’s forward contracts and the accounts in the condensed consolidated balance sheets in which the fair value amounts are included are shown below:

	September 30, 2009	December 31, 2008
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.8	$9.7
Accrued liabilities	1.5	3.0

The pre-tax losses recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 are shown in the table below:

	Classification of Loss Recognized in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Derivatives designated as hedges
Cross-currency swaps	Investment and other expense	$—	$—	$—	$—
Interest rate lock	Interest expense—net	(0.1)	(0.4)	(0.9)	(1.2)
Interest rate lock	Investment and other expense	(2.7)	—	(2.7)	—

Total		(2.8)	(0.4)	(3.6)	(1.2)
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	(1.6)	(2.7)	(13.7)	(8.1)

Total loss recognized in the condensed consolidated statements of operations		$(4.4)	$(3.1)	$(17.3)	$(9.3)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

The pre-tax gains recognized in other comprehensive income for the three and nine months ended September 30, 2009 and 2008 are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Derivatives designated as hedges
Cross-currency swaps	$—	$45.8	$—	$75.0
Net investment hedge	—	23.9	—	18.8
Interest rate lock	2.8	0.4	3.6	1.2

Total gain recognized in other comprehensive income	$2.8	$70.1	$3.6	$95.0

Terminated Derivatives

In October 2008, the Company terminated its outstanding cross-currency swaps, which were used to hedge against fluctuations in currency rates of the British pound sterling and Euro.

In May 2005, the Company terminated its interest rate lock agreements which were used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive income, which is being recognized in interest expense over the term of the hedged forecasted interest payments. During the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were hedged as part of the interest rate lock agreements. A pre-tax loss of $2.7 million was reclassified from accumulated other comprehensive income to investment and other expense in the condensed consolidated statement of operations as a result of the change in expected forecasted interest payments for the senior notes due May 15, 2010. The Company expects to recognize a total of $1.1 million of pre-tax loss as interest expense in 2009, of which $0.9 million has been expensed during the nine months ended September 30, 2009. At September 30, 2009, a balance of $2.7 million remains in accumulated other comprehensive income.

16. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP) (“Codification”). The Codification is the single official source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. The Codification did not change GAAP, but organized it into an online research system sorted by individual accounting Topics, which are further divided into Subtopics. The FASB now issues new standards in the form of Accounting Standards Updates. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In September 2006, the FASB issued Accounting Standards Codification 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which was adopted in the first quarter of 2008 for financial assets and the first quarter of 2009 for non-financial assets. This Topic clarified the definition of fair value, established a framework for measuring fair value and expanded the disclosures on fair value measurements. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

In December 2007, the FASB issued Accounting Standards Codification 805 “Business Combinations” (“ASC 805”), which the Company adopted January 1, 2009. ASC 805 retained the requirement that the acquisition method of accounting (formerly known as the purchase method) be used for all business combinations and changed the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. It continued to require the identification and recognition of intangible assets separate from goodwill and was required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions. The impact of adopting ASC 805 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The Company expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued Accounting Standards Codification 810-10-65-1 (“ASC 810-10-65-1”) within the Consolidation Topic, which amended the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarified the definition and classification of a noncontrolling interest, revised the presentation of noncontrolling interests in the consolidated income statement, established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and required that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. It also required expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. ASC 810-10-65-1 was adopted by the Company as of January 1, 2009 and did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The required changes in presentation have been reflected in the condensed consolidated balance sheets, statements of operations and statements of cash flows and in the notes to the condensed consolidated financial statements, where applicable.

In March 2008, the FASB issued Accounting Standards Codification 815-10-65-1 (“ASC 815-10-65-1”), which amended the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosures about how and why an entity uses derivative instruments, how those instruments are accounted for, and how derivative instruments affect the entity’s statements of financial position, operations or cash flows. ASC 815-10-65-1 was adopted by the Company during the first quarter of 2009 and, as reflected in Note 15 to the condensed consolidated financial statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In April 2009, the FASB issued new guidance within the Business Combinations Subtopic, Accounting Standards Codification 805-20 (“ASC 805-20”), which the Company adopted as of January 1, 2009. This new guidance amended the Business Combinations Subtopic to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. If the fair value cannot be determined, the contingency is recognized at the acquisition date in accordance with Accounting Standards Codification 450 “Contingencies,” if it meets the criteria for recognition in that guidance. The adoption of the new guidance within ASC 805-20 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In April 2009, the FASB issued new guidance within the Fair Value Measurements and Disclosures Subtopic, Accounting Standards Codification 820-10 (“ASC 820-10”), which the Company adopted during the second quarter of 2009. This new guidance amended the Fair Value Measurements and Disclosures Subtopic to require disclosures about fair value of financial instruments for interim reporting periods, as well as in annual

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

financial statements. The adoption of these new disclosure requirements, as reflected in Note 14 to the condensed consolidated financial statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In May 2009, the FASB issued Accounting Standards Codification 855 “Subsequent Events” (“ASC 855”), which established the principles for subsequent events and was adopted by the Company during the second quarter of 2009. The adoption of ASC 855, as reflected in Note 1 to the condensed consolidated financial statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which amends the Fair Value Measurements and Disclosures Topic by providing additional guidance clarifying the measurement of liabilities at fair value. ASU 2009-05 will be effective for the Company in the fourth quarter of 2009. The adoption of ASU 2009-05 is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is a global provider of integrated communications. Founded more than 145 years ago, the Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing services to leading clients in virtually every private and public sector.

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

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

EXECUTIVE SUMMARY

Financial Performance: Three Months Ended September 30, 2009

The changes in the Company’s income from continuing operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended September 30, 2009, from the three months ended September 30, 2008, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended September 30, 2008	$306.4	10.7%	$168.2	$0.80
2009 restructuring and impairment charges	(131.7)	(5.3%)	(90.8)	(0.44)
2008 restructuring and impairment charges	23.4	0.8%	15.0	0.07
2009 acquisition-related expenses	(0.1)	0.0%	—	—
2009 losses related to debt extinguishment	—	—	(8.0)	(0.04)
Operations	(104.6)	(2.4%)	(71.3)	(0.33)

For the three months ended September 30, 2009	$93.4	3.8%	$13.1	$0.06

2009 restructuring and impairment charges: included charges, discounted for future cash payments, of $117.3 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $116.4 million, $0.8 million and $0.1 million are reflected as other restructuring charges, impairment and employee terminations, respectively; $7.5 million for other employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $5.7 million of other restructuring costs, primarily lease termination costs; and $1.2 million for impairment of long-lived assets.

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

2009 losses related to debt extinguishment: included a $10.3 million pre-tax loss on the repurchases of $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010, as well as the reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the change in the hedged forecasted interest payments resulting from the repurchase of the 4.95% senior notes.

Operations: reflected lower net sales primarily driven by the global economic slowdown, higher incentive compensation expense and lower pricing on by-products sales, partially offset by cost savings from restructuring actions and productivity efforts, a benefit resulting from lower LIFO inventory provisions, transition fees of $12.2 million received from another business process outsourcing contract termination and the impact of 2008 share repurchases. See further details in the review of operating results by segment that follows.

Financial Performance: Nine Months Ended September 30, 2009

The changes in the Company’s income from continuing operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the nine months ended September 30, 2009, from the nine months ended September 30, 2008, were due primarily to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the nine months ended September 30, 2008	$852.4	9.7%	$497.0	$2.34
2009 restructuring and impairment charges	(234.1)	(3.2%)	(176.3)	(0.85)
2008 restructuring and impairment charges	46.5	0.5%	30.8	0.14
2009 acquisition-related expenses	(1.5)	0.0%	(0.9)	—
2009 losses related to debt extinguishment	—	—	(8.0)	(0.04)
Non-recurring tax benefits	—	—	(38.0)	(0.18)
Discontinued operations	—	—	(1.7)	(0.01)
Operations	(347.5)	(2.7%)	(250.7)	(1.15)

For the nine months ended September 30, 2009	$315.8	4.3%	$52.2	$0.25

2009 restructuring and impairment charges: included charges, discounted for future cash payments, of $117.3 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $116.4 million, $0.8 million and $0.1 million are reflected as other restructuring charges, impairment and employee terminations, respectively; $71.3 million for other employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $23.4 million of other restructuring costs, primarily lease termination costs; and $22.1 million for impairment of long-lived assets.

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

2009 losses related to debt extinguishment: included a $10.3 million pre-tax loss on the repurchases of $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010, as well as the reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the change in the hedged forecasted interest payments resulting from the repurchase of the 4.95% senior notes.

Non-recurring tax benefits: reflected a benefit in 2008 from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002.

Operations: reflected lower net sales primarily driven by the global economic slowdown, lower pricing on by-product sales and higher incentive compensation expense, partially offset by cost savings from restructuring actions and productivity efforts, a benefit resulting from lower LIFO inventory provisions and the impact of 2008 share repurchases. See further details in the review of operating results by segment that follows.

Overview

The impact of the recession on the global economy and on our customers resulted in significant declines in volume across nearly all products and services in the first nine months of 2009, particularly in the magazines, catalogs and retail inserts and books and directories reporting units. On a consolidated pro forma basis, net sales declined approximately 14.2% and 17.6% for the three and nine months ended September 30, 2009, respectively (See Note 2 to the Condensed Consolidated Financial Statements). Changes in foreign exchange rates resulted in declines of net sales of $50.6 million, or 1.8%, for the three months ended September 30, 2009 and $241.0 million, or 2.7%, for the nine months ended September 30, 2009. The year over year rate of decline in net sales slowed during the latter part of the third quarter, which showed sequential improvement as compared to the second quarter, and the Company expects that trend to continue in the fourth quarter. Further, the Company has continued to have success in renewing and extending customer contracts, expanding the scope of services with existing customers and winning new business.

In addition, the Company has aggressively implemented restructuring actions and other cost containment initiatives, which have helped to partially mitigate the effects of the volume shortfalls. During the third quarter of 2009, the Company signed an agreement to terminate a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. As a result, the Company recorded net restructuring and impairment charges, discounted for future cash payments, of $117.3 million in the third quarter of 2009. Payments related to these changes are expected to be made through 2011, with $22.2 million already paid in the third quarter of 2009. The Company expects to continue its focus on cost control and productivity improvement as it continues to face an uncertain economic environment in the remainder of 2009.

As a result of its cost reduction efforts, as well as the improving trends in net sales, the Company anticipates higher full-year payouts under its employee incentive compensation plans as compared to 2008, for which no payouts were made under the Company’s primary incentive compensation plans. Incentive compensation expense in the third quarter of 2009 totaled approximately $40 million, an increase of approximately $77 million as compared to the third quarter of 2008, during which the Company reduced its accrued liabilities for these plans because of the declining economy. Of this increase, approximately $56 million, $13 million and $8 million was reflected in the U.S. Print and Related Services segment, International segment and Corporate, respectively.

Cash flows from continuing operations for the nine months ended September 30, 2009 increased $406.0 million compared to the nine months ended September 30, 2008, despite the declines in net sales and earnings. This increase reflected the receipt of income tax refunds of $161.4 million and decreases in working capital requirements driven by volume declines and a focus on improved working capital management. The Company also reduced its capital expenditures by $105.8 million, or 44.3%, compared to the nine months ended September 30, 2008. The strong operating cash flow in the nine months ended September 30, 2009 enabled the Company to improve its total available liquidity. As of September 30, 2009, cash and cash equivalents totaled $414.9 million and approximately $1.7 billion was available for borrowings under the Company’s committed credit facilities. Total debt decreased from $4.1 billion at December 31, 2008 to $3.4 billion at September 30, 2009. In addition, the Company received proceeds from the issuance of $350.0 million of long-term senior notes, which the Company used, along with borrowings under the credit facility and cash on hand, to repurchase $640.6 million of senior notes. See “Liquidity and Capital Resources” for further discussion.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. Industry sales declines are expected to continue for the remainder of 2009 and possibly longer, with modest growth projected once the economy recovers. The additional excess capacity created by these declining volumes has resulted in intensified price competition in some product lines. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. In the current economic environment, the Company believes it needs to continue to lower its cost structure and differentiate its products and service offerings.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. During 2008, the seasonality impact was significantly lower as compared to 2007 due to the volume declines driven by the credit crisis and related slowdown in the global economy, along with the impact of foreign exchange rates. Compared to 2008, the Company expects the seasonality impact in 2009 and future years to be more in line with historical patterns. The Company cannot predict the timing of an economic recovery; however, the Company expects net sales in the fourth quarter of 2009 to be less than the fourth quarter of 2008.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. The cost and supply of certain paper grades used in the manufacturing process may continue to affect the Company’s consolidated financial results. While prices for certain paper grades used by the Company decreased in the first nine months of 2009, the overall paper price environment was mixed. Customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may also have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs. Crude oil prices continued to be volatile in 2009; however, fuel costs in the first nine months of 2009 were generally lower compared to the first nine months of 2008. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On May 11, 2009, new postage rates went into effect for all mail classes in the United States. The new rates increased the cost of mailing by approximately 3.9%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. On October 15, 2009, the United States Postal Service announced that it does not intend to seek a rate increase for 2010. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services are expected to be impacted by changes in the postal rates. In addition, the Company has developed innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Risks Related to Market Conditions

The Company’s annual review for impairment of goodwill is completed as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the nine months ended September 30, 2009 compared to expected results as of October 31, 2008. In addition, management considered how other key assumptions, including discount rates used in last fiscal year’s impairment analysis, could be impacted by recent market and economic events. Based on this interim assessment, management concluded that as of September 30, 2009, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. A continued global economic slowdown could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and may result in material impairments when the Company completes its annual impairment test as of October 31, 2009.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of securities held by the plans and decreases in discount rates could reduce their funded status and materially affect the level of pension expense and required contributions in 2010 and future years. In addition, the Company’s required funding may be affected by changes in pension regulations. The Company expects to make contributions of $17.6 million to its pension plans in 2009. The Company does not expect a substantial increase in contributions during 2010, but additional non-required contributions could be made. While the Company cannot currently estimate the amount of pension plan contributions that will be required in 2011 and future years, larger contributions to the pension plans could be necessary.

The impact of the recession on the global economy and on our customers has increased the Company’s credit risk on accounts receivable. During the latter part of 2008 and continuing into 2009, more of the Company’s customers have experienced liquidity issues and bankruptcy filings have increased. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded, and current economic conditions could result in significant additional charges.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

The following table shows the results of operations for the three months ended September 30, 2009 and 2008, which reflect the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in millions)
Net sales	$2,463.1	$2,864.6	$(401.5)	(14.0%)
Cost of sales (exclusive of depreciation and amortization shown below)	1,841.4	2,090.3	(248.9)	(11.9%)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	251.6	279.8	(28.2)	(10.1%)
Restructuring and impairment charges	131.7	23.4	108.3	462.8%
Depreciation and amortization	145.0	164.7	(19.7)	(12.0%)

Total operating expenses	2,369.7	2,558.2	(188.5)	(7.4%)

Income from continuing operations	$93.4	$306.4	$(213.0)	(69.5%)

Consolidated

Net sales for the three months ended September 30, 2009 decreased $401.5 million, or 14.0%, to $2,463.1 million versus the same period in the prior year. Changes in foreign exchange rates decreased net sales by $50.6 million, or 1.8%, while the acquisition of PROSA increased net sales $4.2 million, or 0.1%. The remaining decreases were primarily attributable to significant volume declines and continued price pressures across most products and services as customer demand decreased due to the global economic slowdown.

Cost of sales decreased $248.9 million to $1,841.4 million for the three months ended September 30, 2009 versus the same period in the prior year primarily due to volume decreases and lower LIFO inventory provisions. Cost of sales as a percentage of consolidated net sales increased from 73.0% to 74.8%, reflecting higher incentive compensation expense, the impact of price pressures on net sales and lower pricing on by-products sales, offset in part by a benefit resulting from lower LIFO inventory provisions and the benefits of continued productivity efforts.

Selling, general and administrative expenses decreased $28.2 million to $251.6 million for the three months ended September 30, 2009 versus the same period in the prior year due to restructuring-driven cost reductions, lower sales commissions driven by reduced volume, the elimination of the Company’s 401(k) match and changes in foreign exchange rates, partially offset by higher incentive compensation expense and the acquisitions. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 9.8% to 10.2%, as the impact of higher incentive compensation expense and the net sales decline more than offset the benefit of productivity efforts.

For the three months ended September 30, 2009, the Company recorded a net restructuring and impairment provision of $131.7 million compared to $23.4 million in the same period of 2008. In 2009, these charges included $117.3 million, discounted for future cash payments, for the termination of a long-term significant customer contract in the business process outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. In addition, these charges included $7.5 million for workforce reductions of 344 employees (of whom 295 were terminated as of September 30, 2009) associated with actions resulting from the reorganization of certain operations. These actions also included the closing of one Latin America manufacturing facility within the International segment. In addition, the Company recorded $1.2 million of impairment charges of other long-lived assets and $5.7 million of other restructuring costs, including lease termination and other facility closure costs. Net restructuring and impairment charges for the three months ended September 30, 2008 included $21.6 million for workforce reductions of 760 employees (all of whom were terminated as of September 30, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the closing of one Global Turnkey Solutions manufacturing facility within the International segment and closing of one financial facility within the U.S. Print and Related Services segment. In addition, these charges included $1.3 million of other restructuring costs for lease termination and other facility closure costs and $0.5 million for the impairment of other long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2009, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $19.7 million to $145.0 million for the three months ended September 30, 2009 compared to the same period in 2008, primarily due to reduced spending on capital expenditures as compared to historical levels and the reduced balance of amortizable intangible assets resulting from the impairment of customer relationship intangible assets in the business process outsourcing reporting unit in 2008. Changes in foreign exchange rates also caused the lower depreciation and amortization expense. Depreciation and amortization included $25.7 million and $32.2 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the three months ended September 30, 2009 and 2008, respectively.

Income from continuing operations for the three months ended September 30, 2009 was $93.4 million, a decrease of 69.5% compared to the three months ended September 30, 2008. The decrease was driven by higher restructuring costs, the significant declines in volumes along with price pressures across both segments and higher incentive compensation expense, partially offset by a benefit resulting from lower LIFO inventory provisions due to reduced projected inventory levels and lower inventory and commodity prices, transition fees of $12.2 million received from a business process outsourcing contract termination and the benefits achieved from procurement savings and restructuring activities.

Net interest expense increased by $3.4 million for the three months ended September 30, 2009 versus the same period in 2008, primarily due to the issuance of $400 million of 11.25% senior notes and $350 million of 8.60% senior notes on January 14, 2009 and August 26, 2009, respectively, as well as the accelerated amortization of debt issuance costs and unamortized discounts related to the repurchase of $640.6 million senior notes maturing in 2012 and 2010 and lower international interest income as a result of lower average interest rates, partially offset by lower average short-term borrowings.

Net investment and other expense for the three months ended September 30, 2009 and 2008 was $13.6 million and $1.1 million, respectively. The Company’s repurchases of $640.6 million of its senior notes maturing in 2012 and 2010 resulted in a loss on the debt extinguishment of $10.3 million. In addition, as a result of the repurchase of the senior notes due May 15, 2010, the Company reclassified a loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the changes in the hedged forecasted interest payments.

The effective income tax rate for the three months ended September 30, 2009 was 27.7% compared to 32.0% for the same period in 2008.

Net earnings from continuing operations attributable to RR Donnelley common shareholders for the three months ended September 30, 2009 was $13.1 million, or $0.06 per diluted share, compared to $168.2 million, or $0.80 per diluted share, for the three months ended September 30, 2008. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 1.2 million.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended September 30,
	2009	2008
	(in millions)
Net sales	$1,824.8	$2,143.4
Income from continuing operations	164.9	287.9
Operating margin	9.0%	13.4%
Restructuring and impairment charges	3.6	16.7

	Net Sales for the Three Months Ended September 30,		$ Change	% Change
Reporting unit(1)	2009	2008
		(in millions)
Magazines, catalogs and retail inserts	$498.9	$642.1	$(143.2)	(22.3%)
Books and directories	379.5	454.8	(75.3)	(16.6%)
Variable print	269.0	293.1	(24.1)	(8.2%)
Forms and labels	206.6	222.0	(15.4)	(6.9%)
Commercial	144.8	166.3	(21.5)	(12.9%)
Financial print	100.0	107.6	(7.6)	(7.1%)
Logistics	124.8	143.5	(18.7)	(13.0%)
Office products	59.6	71.4	(11.8)	(16.5%)
Digital Solutions	41.6	42.6	(1.0)	(2.3%)

Total U.S. Print and Related Services	$1,824.8	$2,143.4	$(318.6)	(14.9%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended September 30, 2009 were $1,824.8 million, a decrease of $318.6 million, or 14.9%, compared to the same period in 2008. The decrease was due to volume and price declines across all products and services primarily due to the global economic slowdown. Sales of magazines, catalogs and retail inserts decreased due to lower page counts resulting from reduced advertising spending, lower circulation volumes and the elimination of certain publications. Sales of books and directories decreased due to continued lower volume in educational books and related materials, as well as directories. Sales of variable printing decreased due to an unfavorable shift in product mix, lower sales of direct mailings from financial service companies and retail customers and reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to increased price pressure and lower volume from major customers. Commercial printing sales decreased due to lower volume as a result of the economic slowdown and increased price pressure. Sales of financial printing decreased due to reductions in investment mutual fund volume as well as increased price pressure, partially offset by a slightly higher number of domestic capital market transactions. Sales of logistics services decreased primarily due to lower print volumes and decreases in fuel surcharges, partially offset by higher mail services volume. Sales of office products decreased primarily due to lower volume from large retail customers. Finally, sales of digital solutions declined slightly due to lost volume from a bankrupt customer, partially offset by increased volume from new customers.

U.S. Print and Related Services segment income from continuing operations decreased $123.0 million mainly because of the volume and price declines discussed above, higher incentive compensation expense and lower pricing on by-product sales, partially offset by operating cost reductions driven by restructuring actions and productivity initiatives and lower restructuring and impairment charges. Operating margins in the U.S. Print and Related Services segment decreased from 13.4% for the three months ended September 30, 2008 to 9.0% for the three months ended September 30, 2009. The margin declines resulted from higher incentive compensation, the impact of volume declines, pricing pressures and lower pricing on by-products sales, partially offset by lower restructuring and impairment charges and cost savings, as discussed above.

International

The following table summarizes net sales, income (loss) from continuing operations and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2009	2008
	(in millions)
Net sales	$638.3	$721.2
Income (loss) from continuing operations	(72.3)	60.9
Operating margin	(11.3%)	8.4%
Restructuring and impairment charges	127.3	5.0

	Net Sales for the Three Months Ended September 30,		$ Change	% Change
Reporting unit	2009	2008
	(in millions)
Business process outsourcing	$165.7	$176.7	$(11.0)	(6.2%)
Latin America	111.7	135.1	(23.4)	(17.3%)
Asia	124.2	132.0	(7.8)	(5.9%)
Europe	100.8	118.7	(17.9)	(15.1%)
Global Turnkey Solutions	85.5	104.1	(18.6)	(17.9%)
Canada	50.4	54.6	(4.2)	(7.7%)

Total International	$638.3	$721.2	$(82.9)	(11.5%)

Net sales for the International segment for the three months ended September 30, 2009 were $638.3 million, a decrease of $82.9 million, or 11.5%, compared to the same period in 2008. Of the net sales decrease, $50.6 million, or 7.0%, was due to the impact of changes in foreign exchange rates and the remainder was primarily driven by volume and price declines resulting from the global economic slowdown. Business process outsourcing net sales decreased due to changes in foreign exchange rates and lower volume in design and print management services, partially offset by transition fees of $12.5 million received from a contract termination. In Latin America, net sales decreased due to lower sales of forms and commercial print and changes in foreign exchange rates, partially offset by an increase of $4.2 million, or 3.1%, due to the acquisition of PROSA. Sales in Asia decreased due to lower export book sales and prices on products for the technology and telecommunications sectors. Net sales in Europe decreased due to changes in foreign exchange rates, as well as unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector. Global Turnkey Solutions net sales decreased due to the lower volume from large existing customers, as well as changes in foreign exchange rates. The decrease in net sales in Canada was due to changes in foreign exchange rates and lower sales of forms and labels and statement printing.

Income (loss) from continuing operations decreased $133.2 million primarily due to higher restructuring and impairment charges, volume declines and the ongoing impact of competitive price pressures and unfavorable product mix. Operating margins as a percentage of sales decreased from 8.4% for the three months ended

September 30, 2008 to a loss of 11.3% for the three months ended September 30, 2009. Of this margin change, 19.2 percentage points were attributable to higher restructuring and impairment charges. In addition, the impact of volume and price declines and higher incentive compensation were partially offset by transition fees of $12.2 million received from a business process outsourcing contract termination and cost reductions driven by restructuring actions and productivity improvements.

Corporate

Corporate operating income in the three months ended September 30, 2009 was $0.8 million compared to expense of $42.4 million during the same period in 2008. The decrease was driven by a benefit resulting from lower LIFO inventory provisions due to reduced projected inventory levels and lower inventory and commodity prices, the elimination of the Company’s 401(k) match and cost reductions from productivity and restructuring actions offset by higher incentive compensation expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AS

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

The following table shows the results of operations for the nine months ended September 30, 2009 and 2008, which reflect the results of acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in millions)
Net sales	$7,274.3	$8,785.3	$(1,511.0)	(17.2%)
Cost of sales (exclusive of depreciation and amortization shown below)	5,480.5	6,452.0	(971.5)	(15.1%)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	807.2	947.9	(140.7)	(14.8%)
Restructuring and impairment charges	234.1	46.5	187.6	403.4%
Depreciation and amortization	436.7	486.5	(49.8)	(10.2%)

Total operating expenses	6,958.5	7,932.9	(974.4)	(12.3%)

Income from continuing operations	$315.8	$852.4	$(536.6)	(63.0%)

Consolidated

Net sales for the nine months ended September 30, 2009 decreased $1,511.0 million, or 17.2%, to $7,274.3 million versus the same period in the prior year. Changes in foreign exchange rates decreased net sales by $241.0 million, or 2.7%, while the acquisitions of PROSA and Pro Line increased net sales $32.3 million, or 0.4%. The remaining decreases were primarily attributable to significant volume declines and continued price pressure across most products and services as customer demand decreased primarily due to the global economic slowdown.

Cost of sales decreased $971.5 million to $5,480.5 million for the nine months ended September 30, 2009 versus the same period in the prior year primarily due to volume decreases and a benefit resulting from lower LIFO inventory provisions, offset by lower pricing on by-product sales and higher incentive compensation expense. Cost of sales as a percentage of consolidated net sales increased from 73.4% to 75.3%, reflecting the impact of price pressures on net sales, volume declines, lower pricing on by-products sales and higher incentive compensation expense, offset in part by the benefits of continued productivity efforts.

Selling, general and administrative expenses decreased $140.7 million to $807.2 million for the nine months ended September 30, 2009 versus the same period in the prior year due to restructuring-driven cost reductions, lower sales commissions based on reduced volume, the elimination of the Company’s 401(k) match and changes in foreign exchange rates, partially offset by higher incentive compensation expense and acquisitions. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 10.8% to 11.1%, reflecting the impact of the net sales decline and higher incentive compensation expense, which more than offset the benefit of productivity efforts.

For the nine months ended September 30, 2009, the Company recorded a net restructuring and impairment provision of $234.1 million compared to $46.5 million in the same period of 2008. In 2009, these charges included $117.3 million, discounted for future cash payments, for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. In addition, these charges included $71.3 million for workforce reductions of 3,635 employees (of whom 3,438 were terminated as of September 30, 2009) associated with actions resulting from the reorganization of certain operations. These actions also included the closings of two catalog, magazine and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one Global Turnkey Solutions manufacturing facility, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. In addition, the Company recorded $22.1 million of impairment charges of other long-lived assets and $23.4 million of other restructuring costs, including lease termination and other facility closure costs. For the nine months ended September 30, 2008, these charges included $36.6 million for workforce reductions of 1,338 employees (all of whom were terminated as of September 30, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $2.6 million of impairment charges of other long-lived assets and recorded $7.3 million of other restructuring costs.

Depreciation and amortization decreased $49.8 million to $436.7 million for the nine months ended September 30, 2009 compared to the same period in 2008, primarily due to reduced capital expenditures and the reduced balance of amortizable intangible assets resulting from the impairment of customer relationship intangible assets in the business process outsourcing reporting unit in 2008. Changes in foreign exchange rates also caused the lower depreciation and amortization expense. Depreciation and amortization included $74.4 million and $97.2 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the nine months ended September 30, 2009 and 2008, respectively.

Income from continuing operations for the nine months ended September 30, 2009 was $315.8 million, a decrease of 63.0% compared to the nine months ended September 30, 2008. The decrease was driven by the significant declines in volume along with price pressures across both segments, higher restructuring costs and higher incentive compensation, partially offset by the benefits achieved from procurement savings and restructuring activities, a benefit resulting from lower LIFO inventory provisions due to reduced projected inventory levels and lower inventory and commodity prices and lower intangible amortization expense.

Net interest expense increased by $7.7 million for the nine months ended September 30, 2009 versus the same period in 2008, primarily due to the issuance of $400 million of 11.25% senior notes and $350 million of 8.60% senior notes on January 14, 2009 and August 26, 2009, respectively, as well as the accelerated amortization of debt issuance costs and unamortized discounts related to the repurchase of $640.6 million of senior notes maturing 2012 and 2010 and lower international interest income as a result of lower interest rates, partially offset by lower average short-term borrowings.

Net investment and other income (expense) for the nine months ended September 30, 2009 and 2008 was an expense of $14.9 million and income of $7.0 million, respectively. The Company’s repurchases of $640.6 million of its senior notes maturing in 2012 and 2010 resulted in a loss on the debt extinguishment of $10.3 million for the nine months ended September 30, 2009. In addition, as a result of the repurchase of the senior notes due May 15, 2010, the Company reclassified a loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the changes in the hedged forecasted interest payments. In the nine months ended September 30, 2008, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million.

The effective income tax rate for the nine months ended September 30, 2009 was 53.2% compared to 27.5% in the same period of 2008. The higher rate reflects the Company’s expectation of a higher full-year effective tax rate in 2009. The higher full-year rate is primarily driven by the impact of foreign restructuring and impairment charges on which the Company does not expect to realize tax benefits in line with the U.S. statutory rate. In addition, the effective income tax rate for the nine months ended September 30, 2008 reflected the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of U.S. federal tax audits for the years 2000 – 2002.

Net earnings from continuing operations attributable to RR Donnelley common shareholders for the nine months ended September 30, 2009 was $52.2 million, or $0.25 per diluted share, compared to $495.3 million, or $2.33 per diluted share, for the nine months ended September 30, 2008. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 4.8 million, primarily resulting from the Company’s repurchases of 10.0 million shares of its common stock since January 1, 2008.

U.S. Print and Related Services

The following table summarizes net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Net sales	$5,513.4	$6,545.8
Income from continuing operations	417.8	837.2
Operating margin	7.6%	12.8%
Restructuring and impairment charges	62.3	25.9

	Net Sales for the Nine Months Ended September 30,		$ Change	% Change
Reporting unit(1)	2009	2008
	(in millions)
Magazines, catalogs and retail inserts	$1,504.6	$1,849.5	$(344.9)	(18.6%)
Books and directories	1,102.6	1,358.9	(256.3)	(18.9%)
Variable print	832.6	937.1	(104.5)	(11.2%)
Forms and labels	617.5	679.4	(61.9)	(9.1%)
Commercial	439.9	524.5	(84.6)	(16.1%)
Financial print	372.5	423.4	(50.9)	(12.0%)
Logistics	350.4	432.3	(81.9)	(18.9%)
Office products	177.1	209.6	(32.5)	(15.5%)
Digital Solutions	116.2	131.1	(14.9)	(11.4%)

Total U.S. Print and Related Services	$5,513.4	$6,545.8	$(1,032.4)	(15.8%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the nine months ended September 30, 2009 were $5,513.4 million, a decrease of $1,032.4 million, or 15.8%, compared to the same period in 2008. The acquisition of Pro Line increased net sales $17.5 million, or 0.3%. The increases due to the acquisition were more than offset by volume and price declines across all products and services primarily due to the global economic slowdown. Sales of magazines, catalogs and retail inserts decreased due to lower page counts resulting from reduced advertising spending and lower circulation volume. Sales of books and directories decreased due to lower volume in educational books and related materials, as well as directories. Sales of variable printing decreased due to an unfavorable shift in product mix, lower sales of direct mailings from financial service companies and retail customers and reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to increased price pressure and lower volume from major customers. Commercial printing sales decreased due to lower volume as a result of the economic slowdown and increased price pressure. Sales of financial printing decreased compared to the prior year due to decreases in the size and number of capital market transactions and increased price pressure. Sales of logistics services decreased primarily due to lower print volumes and decreases in fuel surcharges. Sales of office products decreased primarily due to lower volume from large retail customers. Finally, sales of digital solutions declined due to lower volume from existing customers.

U.S. Print and Related Services segment income from continuing operations decreased $419.4 million mainly because of the volume and price declines discussed above, lower pricing on by-products sales, increased restructuring and impairment charges and higher incentive compensation expense, partially offset by operating cost reductions driven by the restructuring actions and productivity initiatives. Operating margins in the U.S. Print and Related Services segment decreased from 12.8% for the nine months ended September 30, 2008 to 7.6% for the nine months ended September 30, 2009. The margin declines resulted from the impact of volume declines, price pressures and higher incentive compensation expense, as well as higher restructuring and impairment charges, partially offset by cost savings, as discussed above.

International

The following table summarizes net sales, income (loss) from continuing operations and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Net sales	$1,760.9	$2,239.5
Income (loss) from continuing operations	(32.9)	148.3
Operating margin	(1.9%)	6.6%
Restructuring and impairment charges	166.5	17.1

	Net Sales for the Nine Months Ended September 30,		$ Change	% Change
Reporting unit	2009	2008
	(in millions)
Business process outsourcing	$449.8	$574.5	$(124.7)	(21.7%)
Latin America	330.4	369.1	(38.7)	(10.5%)
Asia	326.5	368.3	(41.8)	(11.3%)
Europe	281.0	379.9	(98.9)	(26.0%)
Global Turnkey Solutions	220.4	364.0	(143.6)	(39.5%)
Canada	152.8	183.7	(30.9)	(16.8%)

Total International	$1,760.9	$2,239.5	$(478.6)	(21.4%)

Net sales for the International segment for the nine months ended September 30, 2009 were $1,760.9 million, a decrease of $478.6 million, or 21.4%, compared to the same period in 2008. The decrease in net sales was primarily due to changes in foreign exchange rates of $241.0 million, or 10.8%, and volume and price declines resulting from the global economic slowdown. Business process outsourcing net sales decreased due to changes in foreign exchange rates, as well as lower volume in transactional print and mail and design and print management services. In Latin America, net sales decreased due to changes in foreign exchange rates and lower sales of forms, partially offset by the acquisition of PROSA which increased net sales by $14.8 million, or 4.0%. Sales in Asia decreased due to reduced export book sales and lower volumes and prices on products for the technology and telecommunications sectors. Net sales in Europe decreased due to changes in foreign exchange rates and lower sales of directories and commercial print, as well as unfavorable product mix changes and declining prices, largely related to the technology and telecommunications sector. Global Turnkey Solutions net sales decreased due to lower volume from large existing customers, as well as changes in foreign exchange rates. The decrease in net sales in Canada was due to changes in foreign exchange rates and lower sales of forms and labels, statement printing and commercial print products.

Income (loss) from continuing operations decreased $181.2 million primarily due to higher restructuring and impairment charges, volume declines and the ongoing impact of competitive price pressures and unfavorable product mix. Operating margins as a percentage of sales decreased from 6.6% for the nine months ended September 30, 2008 to a loss of 1.9% for the nine months ended September 30, 2009. Of this margin change, 8.7 percentage points were attributable to the impact of higher restructuring charges, as well as volume and price declines, partially offset by cost reductions driven by restructuring actions and productivity improvements.

Corporate

Corporate operating expenses in the nine months ended September 30, 2009 were $69.1 million, a decline of $64.0 million compared to the same period in 2008. The decrease was driven by a benefit resulting from lower LIFO inventory provisions, the elimination of the Company’s 401(k) match and cost reductions from productivity and restructuring actions, partially offset by higher incentive compensation expense and higher restructuring and impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the nine months ended September 30, 2009 and 2008.

Cash Flows From Operating Activities

Net cash provided by operating activities of continuing operations was $1,098.5 million for the nine months ended September 30, 2009, compared to $692.5 million for the same period last year. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest and other activities. The increase in operating cash flow reflects reductions in inventories and accounts receivable resulting from volume declines and a focus on improved working capital management, the receipt of income tax refunds of $161.4 million and lower incentive compensation payments in the first quarter of 2009 as compared to 2008, partially offset by lower operating earnings driven by significant volume declines.

Cash Flows From Investing Activities

Net cash used in investing activities of continuing operations for the nine months ended September 30, 2009 was $157.0 million compared to $276.8 million for the nine months ended September 30, 2008. Net cash used for acquisition of businesses in the nine months ended September 30, 2009 included $26.6 million for the acquisition of PROSA and Prospectus. In the nine months ended September 30, 2008, net cash used for acquisitions included $132.0 million for the acquisition of Pro Line and another smaller acquisition offset by proceeds of $10.5 million from purchase price adjustments related to previous acquisitions. The Company received proceeds from the sale of investments and other assets of $0.4 million in the first nine months of 2009 compared to $42.9 million in the first nine months of 2008, which included $27.3 million of net proceeds from the sale of certain investment securities related to the planned liquidation of a captive insurance subsidiary. Capital expenditures were $132.9 million, a decrease of $105.8 million compared to the first nine months of 2008, reflecting lower spending on capacity growth due to the significant reduction in production volumes resulting from the global economic slowdown. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2009 will be approximately $185 million to $200 million. Finally, the Company received transfers of $40.5 million of restricted cash in 2008 primarily due to the release of excess funding from a trust associated with the Company’s acquisition of Banta.

Cash Flows From Financing Activities

Net cash used in financing activities of continuing operations for the nine months ended September 30, 2009 was $884.4 million compared to $349.5 million in the same period of 2008. In the nine months ended September 30, 2009, the Company received proceeds from the issuance of $750.0 million of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009. In addition, the Company repurchased $466.4 million and $174.2 million of senior notes maturing January 15, 2012 and May 15, 2010, respectively. Net repayments under the Company’s revolving credit facility (the “Facility”) were $110.0 million for the nine months ended September 30, 2009 compared to $125.0 million for the nine months ended September 30, 2008. The net change in other short-term debt was a cash outflow of $304.3 million in the nine months ended September 30, 2009 primarily due to the pay down of commercial paper. The net change in other short-term debt for the nine months ended September 30, 2008 was a cash inflow of $191.7 million due to the issuance of commercial paper related to the Pro Line acquisition. Additionally, $245.4 million was utilized during the nine months ended September 30, 2008 to acquire 8.6 million shares of RR Donnelley common stock under the Company’s share repurchase program.

Dividends

During the nine months ended September 30, 2009, the Company paid cash dividends of $160.1 million. On October 28, 2009, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 1, 2009 to RR Donnelley shareholders of record on November 12, 2009.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, capital expenditures as necessary to support productivity improvement and growth, completion of restructuring programs, dividend payments that may be approved by the Board of Directors, additional acquisitions and future common stock or debt repurchases based upon market conditions. As further discussed below, the severe credit crisis has increased the Company’s borrowing costs.

Cash and cash equivalents of $414.9 million as of September 30, 2009 included $51.3 million that were readily available in the U.S. and $363.6 million that were available at international locations, most of which is subject to U.S. federal income taxes and some of which is subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs.

The Company has a $2.0 billion committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. Based on the Company’s results of operations for the twelve months ended September 30, 2009 and existing term debt structure, as shown in the table below, the Company could utilize approximately $1.8 billion of the $2.0 billion Facility and not be in violation of those financial covenants. A further reduction in earnings year over year in the fourth quarter of 2009 would likely decrease the amount available under the Facility. However, the Company does not expect the reduction in availability on the Facility to impact its ability to meet its liquidity requirements. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at September 30, 2009. The Company pays an annual commitment fee of 0.10%, and LIBOR plus a spread on borrowings under the Facility. The Facility has a maturity date of January 6, 2012. As of September 30, 2009, there were $90.0 million of borrowings outstanding under the Facility. The Company also has $172.6 million in credit facilities outside of the U.S., most of which are uncommitted. As of September 30, 2009, the Company had $43.2 million in outstanding letters of credit, of which $36.1 million reduced availability under the Facility and $1.9 million reduced availability under uncommitted facilities outside of the U.S. As of September 30, 2009, there were no borrowings outstanding under the Company’s commercial paper program. The failure of a financial institution supporting the Facility would reduce the size of our committed facility unless a replacement institution was added. Currently, the Facility is supported by 17 U.S. and international financial institutions. The current availability on the Facility is shown in the following table:

September 30, 2009
(in millions)
Availability
Committed credit facility	$2,000.0
Availability reduction from covenants	238.6

1,761.4
Usage
Borrowings	90.0
Letters of credit outstanding	36.1

126.1

Current availability at September 30, 2009	$1,635.3

The Company was in compliance with its debt covenants as of September 30, 2009, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2009 and the foreseeable future; however, as of September 30, 2009, as shown in the table above, the Company may borrow an additional $1.6 billion of the $1.9 billion currently unutilized under the Facility, as borrowings above $1.6 billion would cause the Company to violate certain debt covenants in the Facility. In addition, the Company met all the conditions required to borrow under the Facility as of September 30, 2009 and management expects the Company to continue to meet the applicable borrowing conditions.

While the credit markets have been volatile during the first nine months of 2009, conditions have stabilized during recent months. At times during the year, volatility in the capital markets increased costs associated with issuing commercial paper or other debt instruments due to increased spreads over relevant interest rate benchmarks, or affected the Company’s ability to access the credit markets. Despite these adverse market conditions, we believe that current cash balances and cash generated by operations, together with access to external sources of funds described previously, will be sufficient to meet our operating and capital needs in the foreseeable future.

On March 13, 2009, Standard & Poor’s Ratings Services lowered the Company’s long-term corporate credit and senior unsecured debt ratings to BBB from BBB+ and lowered the Company’s short-term credit rating to A-3 from A-2. On April 8, 2009, Moody’s Investors Service downgraded the Company’s senior unsecured debt ratings to Baa3 from Baa2 while also downgrading the Company’s short-term credit rating to P-3 from P-2. The interest margin and the annual commitment fee under the revolving credit facility increased by 8 basis points and 2 basis points, respectively, following the downgrade. The downgrades limited the Company’s capacity in the commercial paper market, but they did not affect our ability to borrow amounts under the Facility.

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

On August 26, 2009, the Company issued $350 million of 8.60% senior notes due August 15, 2016. The Company used the net proceeds, along with borrowings under the Facility and cash on hand, to repurchase $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010.

In the third quarter of 2009, the Company terminated a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The Company expects to pay approximately $123.7 million, subject to changes in foreign exchange rates, in related restructuring costs, of which $22.2 million was paid in the third quarter of 2009, approximately $59 million will be paid in January 2010 and approximately $43 million will be transferred to restricted cash in December 2009 for payment in January of 2011.

On January 2, 2009, the Company acquired the assets of PROSA, for a purchase price of approximately $23.6 million. The Company financed this acquisition with cash on hand.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of September 30, 2009, approximately 96.8% of the Company’s outstanding debt was comprised of fixed-rate debt. At September 30, 2009, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $107.7 million, most of which were borrowings under credit facilities.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge that currency risk. As of September 30, 2009, the aggregate notional amount of outstanding forward contracts was approximately $322.0 million. Net unrealized losses from these foreign currency contracts were $0.7 million at September 30, 2009. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2009 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2009 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2009—July 31, 2009	—	$—	—	10,000,000
August 1, 2009—August 31, 2009	—	—	—	10,000,000
September 1, 2009—September 30, 2009	—	—	—	10,000,000

Total	—	$—	—	10,000,000

(1)	As of September 30, 2009, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

4.7	Amendment No. 1 dated July 14, 2009 to Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.5	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.6	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.7	1995 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.8	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on May 14, 2003)*

10.12	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.13	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.14	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.15	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.16	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.17	Form of Performance Share Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.23	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.27	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of November 38, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.33	Management By Objective Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

Date: November 4, 2009