Form 10-K
period 2009-12-31
RR Donnelley & Sons Co
filed 2010-02-24
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-4694

R. R. DONNELLEY & SONS COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1004130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 South Wacker Drive, Chicago, Illinois	60606
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number—(312) 326-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $1.25)	NASDAQ and Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $2,378,909,775.

As of February 19, 2010, 205,474,233 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 20, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is a global provider of integrated communications. Founded more than 145 years ago, the Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing products and services to leading clients in virtually every private and public sector.

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

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial print, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

The U.S. Print and Related Services segment accounted for approximately 75% of the Company’s consolidated net sales in 2009.

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

The International segment accounted for approximately 25% of the Company’s consolidated net sales in 2009.

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

Competition and strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. Industry sales declined significantly during 2009 and could continue to decline in 2010, with modest growth projected as the economy recovers. The additional excess capacity created by these declining volumes has resulted in intensified price competition in some product lines. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. In the current economic environment, the Company believes it needs to continue to lower its cost structure and differentiate its products and service offerings.

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to leverage the distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to leverage its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services needs. The Company also believes that its strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. Especially in the current uncertain economic environment, the Company’s financial strength is seen as a competitive advantage. The Company has made targeted acquisitions that offer customers greater capacity and flexibility and further secure the Company’s position as a leader in the industry.

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. This typical seasonal pattern can be impacted by overall trends in the US and world economy. For example, the Company experienced lower net sales in the second half of 2008 than in the first half due to the significant volume declines driven by the credit crisis and related slowdown in the global economy, along with the impact of foreign exchange rates. Compared to 2008, the seasonal pattern in 2009 was more in line with historical trends.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades used in the manufacturing process may affect the Company’s consolidated financial results. Prices for paper grades used by the Company generally declined in the first half of 2009 as overall market demand weakened with the economy but stabilized in the second half of the year. Recent strengthening of economic conditions, combined with paper industry capacity reductions, may cause prices to increase in 2010. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may also have an impact on customers’ demand for printed products.

The Company continues to monitor changes in the price of crude oil and other energy costs, which impacts the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil prices continued to be volatile in 2009; however, fuel costs in 2009 were generally lower compared to 2008. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On May 11, 2009, new postage rates went into effect for all mail classes in the United States. The new rates increased the cost of mailing by approximately 3.9%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. On October 15, 2009, the United States Postal Service announced that it does not intend to seek a rate increase for 2010. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in postal rates. In addition, the Company offers innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Customers

For each of the years ended December 31, 2009, 2008 and 2007, no customer accounted for 10% or more of the Company’s consolidated net sales.

Research and Development

The Company has a research facility in Grand Island, New York that supports the development and implementation of new technologies to meet customer needs and improve operating efficiencies. The Company’s cost for research and development activities is not material to the Company’s consolidated annual results of operations, financial position or cash flows.

Environmental Compliance

It is the Company’s policy to conduct its global operations in accordance with all applicable laws, regulations and other requirements. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Employees

As of December 31, 2009, the Company had approximately 56,800 employees.

Available Information

The Company maintains an Internet website at www.rrdonnelley.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	successful execution and integration of acquisitions;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access unsecured debt in the capital markets and the participants’ ability to perform to our contractual lending and insurance agreements;

•

factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets, changes in advertising markets, the rate of migration from paper-based formats to digital formats, customers’ budgetary constraints and changes in customers’ short-range and long-range plans;

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

Risks Relating to the Businesses of the Company

Global market and economic conditions, as well as the effects of these conditions on our customers’ businesses, have adversely affected the Company and those effects could continue.

Global economic conditions affect our customers’ businesses and the markets they serve. Demand for advertising tends to correlate with changes in the level of economic activity in the markets our customers serve. Because a significant part of our business relies on our customers’ advertising spending, a prolonged downturn in the global economy and an uncertain economic outlook has and could further reduce the demand for printing and related services that we provide these customers. Economic weakness and constrained advertising spending have resulted, and may result in the future, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. We have experienced, and expect to experience in the future, reduced demand for our businesses due to financial turmoil affecting the banking system and financial markets, conditions in the residential real estate and mortgage markets, access to credit and other macroeconomic factors affecting consumers’ and businesses’ spending behavior. In addition, customer difficulties have resulted, and might result in the future, in increases in bad debt write-offs and our allowance for doubtful accounts receivable. In particular, our exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse effect on our results of operations. We also have experienced, and expect to experience in the future, operating margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs and increases in pension and postretirement benefit expenses and funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in our customers’ spending are expected to have an adverse effect on demand for our products and services, and consequently our results of operations, financial position and cash flow and those adverse effects could be material. Finally, economic downturns may affect our credit ratings, which, if downgraded, could impact our ability to borrow needed funds and cause an increase in borrowing costs.

Fluctuations in the costs of paper, ink, energy and other raw materials may adversely impact the Company.

Purchases of paper, ink, energy and other raw materials represent a large portion of the Company’s costs. Increases in the costs of these inputs may increase the Company’s costs, and the Company may not be able to pass these costs on to customers through higher prices. In addition, the Company may not be able to resell waste paper and other by-products or may be adversely impacted by decreases in the prices for these by-products. Increases in the cost of materials may adversely impact our customers’ demand for printing and related services.

The Company may be adversely affected by a decline in the availability of raw materials.

The Company is dependent on the availability of paper, ink and other raw materials to support its operations. Unforeseen developments in these markets could result in a decrease in the supply of paper, ink or other raw materials and could cause a decline in the Company’s revenues.

The financial condition of our customers may deteriorate.

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result. A decline in the financial condition of our customers would hinder the Company’s ability to collect amounts owed by customers. In addition, such a decline would result in lower demand for the Company’s products and services. A continued lack of liquidity in the capital markets or a further sustained period of unfavorable economic conditions will increase our exposure to credit risks and result in increases in bad debt write-offs and our allowance for doubtful accounts.

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

Achieving the anticipated benefits of acquisitions will depend in part upon the Company’s ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, the Company may not be able to realize the benefits of anticipated integration of sales forces, asset rationalization, systems integration, and more comprehensive product and service offerings.

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

The trend in increasing costs to provide health care and other benefits to the Company’s employees and retirees may continue.

The Company provides health care and other benefits to both employees and retirees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the Company’s cost to provide such benefits could increase, adversely impacting the Company’s profitability. Changes to health care regulations in the U.S. may also increase the Company’s cost of providing such benefits. In addition, the funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of the securities held by plans have reduced and could again in the future materially reduce the funded status of the plans. These reductions have increased the level of expected pension expense and required contributions in future years and further increases in these costs could occur. Current market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. If the current economic crisis continues for an extended period of time, our costs and required cash contributions associated with pension plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations outside the United States accounted for approximately 25% of the Company’s consolidated net sales for the year ended December 31, 2009. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. The volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which the Company has operations. In early 2010, the Company incurred a loss upon the devaluation of currency in Venezuela, and similar losses there or in other countries could occur again in the future.

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

The Company holds material amounts of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, particularly if there is a continued decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived assets or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our consolidated results of operations and financial position.

Risks Related to Our Industry

The highly competitive market for the Company’s products and industry consolidation may continue to create adverse pricing pressures.

The markets for the majority of the Company’s product categories are highly fragmented and the Company has a large number of competitors. We believe that excess capacity in the Company’s markets has caused downward pricing pressure and that this trend is likely to continue. In addition, consolidation in the markets in which the Company competes may increase competitive pricing pressures due to competitors lowering prices as a result of synergies achieved.

The substitution of electronic delivery for printed materials may continue to adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumer acceptance of electronic delivery is uncertain, as is the extent to which consumers are replacing traditional reading of print materials with online, hosted media content or other e-reading devices, and we have no ability to predict the rates of acceptance of these alternatives. To the extent that consumers, our customers and regulators accept these alternatives, many of our products, such as books, magazines, directories, statement printing and forms, may be adversely affected.

Changes in the rules and regulations to which the Company is subject may increase the Company’s costs.

The Company is subject to numerous rules and regulations, including, but not limited to, product safety, environmental and health and welfare benefit regulations. These rules and regulations may be changed by local, state or federal governments in countries in which the Company operates. Changes in these regulations may result in a significant increase in the Company’s costs to comply. Compliance with changes in rules and regulations could require increases to the Company’s workforce, increased cost for compensation and benefits, or investments in new or upgraded equipment. In addition, growing concerns about climate change, including the impact of global warming, may result in new regulations with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation. Compliance with this legislation could result in additional costs to the Company.

Declines in the general economic conditions may adversely impact the Company’s business.

In general, demand for our products and services is highly correlated with general economic conditions. Declines in economic conditions in the U.S. or in other countries in which the Company operates may adversely impact the Company’s consolidated financial results. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for the Company’s products and services. The overall business climate may also be impacted by wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for the Company’s products and services.

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

Changes in the advertising, retail and capital markets may impact the demand for printing and related services.

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

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2009, the Company leases or owns 344 U.S. facilities, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 38.8 million square feet. The Company leases or owns 203 international facilities encompassing approximately 8.7 million square feet in Canada, Latin America, South America, Europe, and Asia. Of our U.S. and international facilities, approximately 16.8 million square feet of space is owned, while the remaining 30.7 million square feet of space is leased.

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

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return. Management believes that the final resolution of these preference items will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

In addition, the Company may be party to certain litigation arising in the ordinary course of business that, in the opinion of management, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended December 31, 2009.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 47, President and Chief Executive Officer	2004	Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as RR Donnelley’s Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004. Prior to this, served in various capacities at Moore Wallace Incorporated and its predecessor, Moore Corporation Limited that included: Executive Vice President—Business Integration since May 2003; and Executive Vice President—Office of the Chief Executive from January 2003 until May 2003.

Suzanne S. Bettman 45, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004	Served as RR Donnelley’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 41, Senior Vice President, Controller and Chief Accounting Officer	2007	Served as Senior Vice President, Controller since October 2007. Prior to this, served as Vice President, Assistant Controller since September 2006. Prior to this, from 1995 until 2006, served in various capacities with RR Donnelley in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions.

Dan L. Knotts 45, Executive Vice President, Group President	2007	Served as RR Donnelley’s Executive Vice President and Group President since April 2007. Prior to this, served as Chief Operating Officer, Global Print Solutions since January 2007. Prior to this, from 1986 until 2007, served in various capacities with RR Donnelley, including Group Executive Vice President, Operations, Publishing and Retail Services and President, Catalog/Retail/Magazine Solutions, RR Donnelley Print Solutions.

Daniel N. Leib 43, Group Chief Financial Officer	2009	Served as RR Donnelley’s Group Chief Financial Officer and Senior Vice President, Mergers and Acquisitions since August 2009 and Treasurer until February 2010. Prior to this, served as RR Donnelley’s Senior Vice President, Treasurer, Mergers and Acquisitions and Investor Relations since July 2007. Prior to this, from May 2004 to 2007, served in various capacities in financial management, corporate strategy and investor relations.

Miles W. McHugh 45, Executive Vice President and Chief Financial Officer	2006	Served as RR Donnelley’s Executive Vice President and Chief Financial Officer since October 2007. Prior to this, served as Senior Vice President, Controller since June 2006. Prior to this, served as the Chief Financial Officer of RR Donnelley Logistics since 2004 and as Assistant Controller of RR Donnelley since October 2003.

John R. Paloian 51, Chief Operating Officer	2004	Served as RR Donnelley’s Chief Operating Officer since April 2007. Served previously as RR Donnelley’s Group President, Global Print Solutions since March 2004.

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the NASDAQ Stock Market and the Chicago Stock Exchange.

As of February 12, 2010, there were approximately 9,070 stockholders of record of our common stock. Quarterly prices of the Company’s common stock, as reported on NASDAQ effective August 5, 2009 and New York Stock Exchange-Composite Transactions prior to August 5, 2009, and dividends paid per share during the years ended December 31, 2009 and 2008, are contained in the chart below:

	Dividends Paid		Common Stock Prices
			2009		2008
	2009	2008	High	Low	High	Low
First Quarter	$0.26	$0.26	$15.16	$5.58	$38.19	$28.52
Second Quarter	0.26	0.26	14.43	8.08	33.29	28.82
Third Quarter	0.26	0.26	21.71	10.41	30.00	22.72
Fourth Quarter	0.26	0.26	22.71	20.08	24.46	9.53

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2009–October 31, 2009	—	$—	—	10,000,000
November 1, 2009–November 30, 2009	—	—	—	10,000,000
December 1, 2009–December 31, 2009	—	—	—	10,000,000

Total	—	$—	—	10,000,000

(1)	The Company did not repurchase any of its shares under its share repurchase program during 2009. As of December 31, 2009, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The figures assume all dividends have been reinvested, and assume an initial investment of $100 on December 31, 2004. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

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

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

Company Name / Index	Base Period 2004	Fiscal Years Ended December 31,
		2005	2006	2007	2008	2009
RR Donnelley	100	99.90	107.06	116.84	43.99	77.79
Standard & Poor’s 500	100	104.91	121.48	128.16	80.74	102.11
Peer Group	100	89.54	99.23	76.01	32.33	49.27

Below are the specific companies included in the peer group and the class of stock used if not common stock.

*Peer Group Companies
A.H. Belo Corp.	McClatchy Co.
American Greetings	McGraw-Hill Companies
Bowne & Co Inc.	Media General
Consolidated Graphics Inc.	Meredith Corp.
Deluxe Corp.	New York Times Co.
EW Scripps	Scholastic Corp.
Gannet Co.	Washington Post
Journal Communications Inc.	Wiley (John) & Sons

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	2009	2008	2007	2006	2005
Net sales	$9,857.4	$11,581.6	$11,587.1	$9,316.6	$8,430.2
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	(27.3)	(191.7)	(48.4)	402.6	95.6
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders per diluted share	(0.13)	(0.91)	(0.22)	1.84	0.44
Income (loss) from discontinued operations, net of tax	—	1.8	(0.5)	(2.0)	41.5
Net earnings (loss) attributable to RR Donnelley common shareholders	(27.3)	(189.9)	(48.9)	400.6	137.1
Net earnings (loss) attributable to RR Donnelley common shareholders per diluted share	(0.13)	(0.90)	(0.22)	1.83	0.63
Total assets	8,747.6	9,494.3	12,086.7	9,635.8	9,373.7
Long-term debt	2,982.5	3,203.3	3,601.9	2,358.6	2,365.4
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2009: Pre-tax restructuring and impairment charges of $382.7 million, $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $10.3 million pre-tax loss on the repurchases of $640.6 million of senior notes, reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the change in the hedged forecasted interest payments resulting from the repurchase of senior notes, a $2.4 million write-down of affordable housing investments and $1.6 million of acquisition-related expenses;

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

•

For 2006: Pre-tax restructuring and impairment charges of $206.1 million, a write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million, and a tax benefit from the realization of a deferred tax asset of $23.5 million; and

•	For 2005: Pre-tax restructuring and impairment charges of $419.8 million and acquisition-related charges of $8.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of RR Donnelley’s financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Annual Report on Form 10-K.

Business

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is a global provider of integrated communications. Founded more than 145 years ago, the Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing products and services to leading clients in virtually every private and public sector.

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

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

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

Executive Overview

2009 FINANCIAL PERFORMANCE

The changes in the Company’s income (loss) from continuing operations, operating margin, net loss attributable to RR Donnelley common shareholders and net loss attributable to RR Donnelley common shareholders per diluted share for the year ended December 31, 2009, from the year ended December 31, 2008, were primarily due to the following (in millions, except per share data):

	Income (Loss) from Continuing Operations	Operating Margin	Net Loss Attributable to RR Donnelley Common Shareholders	Net Loss Attributable to RR Donnelley Common Shareholders per Diluted Share
For the year ended December 31, 2008	$(40.5)	(0.3%)	$(189.9)	$(0.90)
2009 restructuring and impairment charges	(382.7)	(3.9%)	(334.0)	(1.63)
2008 restructuring and impairment charges	1,184.7	10.2%	1,073.9	5.11
2009 acquisition-related expenses	(1.6)	0.0%	(1.0)	—
2009 losses related to debt extinguishment	—	—	(8.0)	(0.04)
2009 write-down of affordable housing investments	—	—	(1.5)	(0.01)
2008 loss on termination of cross-currency swaps	—	—	1.8	0.01
Non-recurring income taxes—net	—	—	(282.4)	(1.35)
Discontinued operations	—	—	(1.8)	(0.01)
Operations	(415.6)	(2.5%)	(284.4)	(1.31)

For the year ended December 31, 2009	$344.3	3.5%	$(27.3)	$(0.13)

2009 pre-tax restructuring and impairment charges: included $128.5 million of non-cash charges for the impairment of goodwill; charges of $118.6 million, discounted for future cash payments, for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected as other restructuring charges, impairment and employee terminations, respectively; $78.8 million for other employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $32.1 million of other restructuring costs, primarily lease termination costs; and $24.7 million for impairment of long-lived assets.

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

2009 write-down of affordable housing investments: Investment and other income (expense) included a $2.4 million ($1.5 million after tax) write-down of the Company’s affordable housing investments in 2009.

2008 pre-tax loss on termination of cross-currency swaps: Investment and other income (expense) included a $9.9 million ($1.8 million after tax) loss in 2008 resulting from the Company’s termination of its cross-currency swaps.

Non-recurring income taxes: included $15.6 million of income tax expense in 2009 due to the reorganization of entities within the International segment. In addition, reflected tax benefits of $228.8 million realized in 2008 related to the decline in value and reorganization of certain entities within the International segment, as well as a benefit of $38.0 million in 2008 from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002.

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

2009 Overview

The impact of the recession on the global economy and on our customers resulted in significant volume declines across nearly all products and services during 2009, particularly in the magazines, catalogs and retail inserts and books and directories reporting units. On a consolidated pro forma basis, net sales declined approximately 15.2% (See Note 2 to the consolidated financial statements). Included in this decline were changes in foreign exchange rates that resulted in declines of net sales of $201.1 million, or 1.7%, during 2009. The year over year rate of decline in net sales slowed during the last four months of the year, which showed sequential improvement as compared to the first half of the year. The Company has continued to have success in renewing and extending customer contracts, some of which have been at reduced prices, while further expanding the scope of services with existing customers and winning new business.

In addition, the Company has aggressively implemented restructuring actions and other cost containment initiatives, which have helped to partially mitigate the effects of the volume shortfalls. During the third quarter of 2009, the Company signed an agreement to terminate a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. As a result, the Company recorded net restructuring and impairment charges, discounted for future cash payments, of $118.6 million for the year ended December 31, 2009. Payments related to these charges are expected to be made through 2011, with $22.2 million paid in 2009 and $57.5 million paid in January 2010. The Company expects to continue its focus on cost control and productivity improvement as it continues to face an uncertain economic environment.

As a result of targets achieved related to increased cash flow from operations, improved working capital management and productivity, as well as the improving trends in net sales, the Company will have higher full-year payouts under its employee incentive compensation plans as compared to 2008, for which no payouts were made under the Company’s primary incentive compensation plans. Incentive compensation expense for all plans in 2009 totaled approximately $113.9 million, an increase of approximately $97.2 million as compared to 2008. Of this increase, approximately $72.5 million, $10.7 million and $14.0 million was reflected in the U.S. Print and Related Services segment, International segment and Corporate, respectively.

Cash flows from continuing operations for the year ended December 31, 2009 increased $407.0 million compared to the year ended December 31, 2008, despite the declines in net sales and earnings. This increase reflected the receipt of income tax refunds of $164.1 million and decreases in working capital requirements driven by volume declines and a focus on improved working capital management. The Company also reduced its capital expenditures by $127.9 million, or 39.6%, compared to the year ended December 31, 2008. The strong operating cash flow in the year ended December 31, 2009 enabled the Company to maintain its total available liquidity while also reducing long-term debt. As of December 31, 2009, cash and cash equivalents totaled

$499.2 million and approximately $1.4 billion was available for borrowings under the Company’s committed credit facilities. Total debt decreased from $4.1 billion at December 31, 2008 to $3.3 billion at December 31, 2009.

OUTLOOK

Vision and Strategy

RR Donnelley’s vision is to improve on our existing position as a global provider of integrated communications by providing our customers with the highest quality products and services.

The Company’s long-term strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing its focus on productivity and maintaining a disciplined approach to capital deployment. To increase shareholder value, the Company pursues three major strategic objectives. These objectives are summarized below, along with more specific areas of focus.

Strategic Objective	Focus Areas	2010 Priorities
Profitable growth	—Optimize platform utilization —Leverage global customer relationships —Focus on core print operations	—Leverage existing relationships to generate organic growth —Cost-saving solutions for customers —Grow digital platforms as an integral element of market offering

Productivity	—Disciplined cost management —Productivity-focused investment plans —Streamline and standardize processes	—Leverage scale to optimize asset utilization and procurement —Further streamline sales and operations —Leverage global capabilities —Use technology to increase productivity

Disciplined capital deployment	—Maintain strong financial position —Targeted mergers and acquisitions	—Maintain dividend —Improve liquidity and reduce debt —Meet changing customer demands —Disciplined due diligence and financial analysis

Despite the current recessionary environment, the Company’s long-term strategy is to generate profitable growth. In order to accomplish this, the Company will continue to make targeted capital investments to support new business and leverage its global platform. The Company is focusing its information technology efforts on projects that facilitate integration and make it easier for customers to manage their full range of communication needs. The Company is also working to more fully integrate its sales efforts to broaden customer relationships and meet our customers’ demands. The Company’s global platform provides differentiated solutions for its customers through its broad range of complementary print-related services, strong logistics capabilities, and its innovative leadership in both conventional and digital technologies.

Management believes productivity improvement and cost reduction are critical to the Company’s competitiveness, while enhancing the value the Company delivers to its customers. The Company has implemented strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity, including restructuring, consolidation, reorganization and integration of operations, and streamlining of administrative and support activities.

The Company seeks to deploy its capital using a disciplined and balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, dividend payments to shareholders, capital expenditures, targeted acquisitions and share repurchases. In order to manage through credit market disruptions in the current economic environment, maintaining liquidity and reducing debt is a high priority. The Company believes that its strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. Especially in the current economic environment, the Company’s financial strength is seen as a competitive advantage. The Company also expects the current economic environment to create opportunities for targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include net sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while achieving modest growth in operating margins. Combined with working capital management, this growth is expected to drive increasing cash flow from operations over time. Cash flow from operations can, however, be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures.

Industry Environment

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Item 1A, Risk Factors, discusses many of these issues, but the Company’s strategy is primarily focused on meeting the challenges of industry-wide price competition and the advancement of technology.

Overcapacity and pricing environment

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. The additional excess capacity created by the recent declines in industry volume has resulted in intensified price competition in some product lines. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. As a result of these ongoing industry dynamics, the Company believes it needs to continuously lower its cost structure and further differentiate its products and service offerings.

Technology

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

As a substitute for print, the impact of digital technologies has been felt mainly in directories, forms and statement printing, as electronic communication and transaction technology has eliminated or devalued the role of many traditional paper forms. Electronic substitution has continued to accelerate in directory printing in part driven by environmental concerns and cost pressures at key customers. Despite rapid growth in the adoption of e-books, the Company does not believe there has been a significant impact on the volume of print, and management does not expect any significant reductions in the short-term. However, management does expect to see lower long-term growth in print book volume as e-book penetration continues to expand. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies.

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

2010 Outlook

In 2010, the Company expects net sales to increase from 2009, although the uncertain economic outlook makes the magnitude of this increase very difficult to predict. The Company’s plans assume the lingering effects of the economic crisis will continue to impact 2010, resulting in a slow and uneven recovery. The Company expects a small improvement in consumer spending and the start of a gradual return to historical advertising levels by our customers. In addition, the highly competitive market conditions and increased unused industry capacity will continue to put pressure on prices for both transactional work and contract renewals. We anticipate further consolidation of printers during 2010, which may result in some reductions in industry overcapacity. We will continue to leverage the “One RR Donnelley” platform and powerful customer relationships in order to provide a larger share of our customers’ print and related needs. Given the continuing difficult market conditions, the Company expects to continue cost control initiatives through productivity initiatives and selected facility consolidations across certain platforms, and by reducing selling, general and administrative expenses, including the continued suspension of the Company’s matching contribution under its 401(k) plan. Significant increases in pension and postretirement benefits expense and LIFO inventory provisions, however, will have a negative impact on operating earnings.

U.S. Print and Related Services

Net sales in U.S. Print and Related Services are expected to increase slightly in 2010 driven primarily by the economic recovery. Other than magazine, catalog and retail, all units are expected to increase in net sales. Magazine, catalog and retail volumes are expected to increase modestly as the economy recovers; however, these gains are likely to be more than offset by lower prices on contract renewals and new business. Increased consumer spending and government education funding are expected to increase book sales and directory volume will be enhanced by the commencement of new work under a large customer contract. For variable print, production of mailings for the US Census is projected to increase sales in 2010. In forms and labels and office products, the Company is expecting to offset the impacts of ongoing electronic substitution and continuing price declines with volume increases from new and existing customers. Commercial print sales are expected to benefit from even a modest economic recovery, with volume increases also driven by the Company’s focus on integrated print management services. Net sales of logistics services are expected to increase, driven by continuing growth in mail center and commingling services, along with a rebound in freight volumes. Sales of financial print services are expected to increase, as capital markets activity rebounds from depressed levels in 2009.

The overall net sales increase in U.S. Print and Related services, combined with an improved cost structure resulting from restructuring activities undertaken in 2009 and ongoing productivity efforts, is expected to result in increased operating income.

International

Net sales in the International segment are expected to increase from 2009 primarily driven by the global economic recovery and increased business in Asia and Global Turnkey Solutions. Net sales in business process outsourcing are expected to increase slightly as increased business activity and an expanded relationship with a long-time large customer offset the sales loss due to the termination in 2009 of another major customer contract. The Company expects to broaden its product offering in Asia to drive sales growth, with continued increases in volume due to the increased export activity as economies in Europe and the U.S. improve. The Company generally expects volumes in Latin America to increase due to the rebound in the economy. Net sales in Europe are expected to increase due to the rebound in the economy, partially offset by declines due to the pricing pressure on technology manuals and directories. A major new customer is expected to drive an increase in sales in Global Turnkey Solutions. Improvement in commercial print and forms demand is expected to increase sales in Canada.

The International segment is expected to generate an increase in operating income in 2010 based on the expected net sales increase, the lower cost structure of operations in all platforms, the termination of the unprofitable business process outsourcing customer contract in 2009 and productivity initiatives.

Other

Pension and postretirement benefits expenses are expected to increase by approximately $43.8 million in 2010, reflecting the impact of increases in these liabilities due to lower discount rates and further recognition in operating earnings of 2008 asset losses that were initially recorded in other comprehensive income. Although the market value of securities in these plans rebounded in 2009, the Company’s pension plans remain underfunded by $513.7 million as of December 31, 2009 as reported in the Company’s Consolidated Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under U.S. GAAP for financial statement preparation. Based on the plans’ regulatory funded status as of January 1, 2009 and future years, required contributions in 2010 under all pension plans are expected to be similar to recent years at approximately $21.8 million. The Company expects that required contributions in future years will increase, and may elect to make additional non-required contributions to its plans in 2010.

The Company’s cost of sales in 2009 was reduced by $17.6 million for reductions in LIFO inventory reserves compared to expense of $30.6 million from increases in LIFO inventory reserves in 2008. These reductions in LIFO inventory reserves resulted from deflation in certain product and commodity prices during 2009 and reductions in the Company’s inventory levels driven by volume declines and working capital management initiatives. For 2010, the Company expects LIFO inventory provisions to be more consistent with historical levels, as the Company’s volume and related inventory increases and the economic recovery drives higher inflation.

As a result of a non-recurring tax refund received in 2009 and the significant benefit of working capital reductions driven by volume declines and working capital management, the Company expects to generate lower cash flow from operating activities in 2010 compared to 2009. However, the Company expects to have sufficient cash flows from operations to maintain capital expenditures at a level consistent with 2009, further reduce debt levels through repayment of its $326 million maturity in May 2010 and maintain its quarterly dividend at current levels. Significant changes in market conditions or the consummation of one or more significant acquisitions could result in increased borrowings, reductions in capital expenditures or the dividend, or other changes to the Company’s capital structure.

The effective tax rate in 2010 is expected to be more reflective of the applicable statutory rates in contrast with the 2009 rate that was impacted by the non-deductible, non-cash $128.5 million goodwill impairment charge and the less than fully-deductible charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment.

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

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, each contract is evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement, bears all credit risk and bears the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis. As a result, the Company’s reported sales and margins may be impacted by the mix of customer-supplied paper and Company-supplied paper.

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future if a major customer’s creditworthiness deteriorates, or if actual defaults are higher than the Company’s historical experience.

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

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its organization structure, the Company has identified fifteen reporting units for which cash flows are determinable and to which goodwill is allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. When the Company’s organization structure changes, new or revised reporting units may be identified, and goodwill is reallocated, if necessary, based on relative excess fair value.

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A two-step method is used for determining goodwill impairment. In the first step, the Company compares the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2009, the Company recorded a total non-cash charge of approximately $128.5 million to reflect impairment of goodwill in the following reporting units; $93.8 million for forms and labels and $34.7 million for Canada.

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

The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment (valued at replacement costs). Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) the first step of the goodwill impairment test. For the thirteen units that passed step one, fair value exceeded the carrying amount by between 6% to 196% of their respective estimated fair values. The fair values for the magazines, catalogs and retail inserts, commercial and Europe reporting units each exceeded their carrying amounts by less than 10%. Goodwill allocated to the magazines, catalogs and retail inserts, commercial and Europe reporting units was $381.1 million, $178.6 million and $50.0 million, respectively, at October 31, 2009. For each of these reporting units, relatively small changes in the Company’s key assumptions may have resulted in the recognition of significant goodwill impairment charges. For the forms and labels and Canada reporting units that failed, the carrying amount exceeded fair value by 6% and 38%, respectively, of their respective estimated fair values. For the forms and labels reporting unit, relatively small changes in certain key assumptions would have resulted in no impairment of goodwill.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. The estimated long-term rate of net sales growth can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. For the magazines, catalogs and retail inserts and commercial reporting units, a 1% decrease in the long-term net sales growth rate would have resulted in the reporting units failing the first step of the goodwill impairment test. For the Europe reporting unit, a 1% decrease in the assumed long-term net sales growth rate would not have changed the result of the step one test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for each reporting unit in the U.S. Print and Related Services segment was estimated to be 9.5% as of October 31, 2009. Estimated discount rates for units in the International segment ranged from 9.0% to 14.0%. A 1.0 percentage point increase in estimated discount rates would have resulted in the magazines, catalogs and retail inserts and commercial reporting units failing step one. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration on contract renewals and new business along with lost or reduced volume could have a significant impact on the fair value for these reporting units.

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

Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to environmental, employment and other matters, as well as preference claims related to amounts received from customers and others prior to their seeking bankruptcy protection. Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the related liability is estimable, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and may revise its estimates.

The Company purchases third-party insurance for workers’ compensation, automobile and general liability claims that exceed a certain level. The Company is responsible for the payment of claims below these insured limits, and consulting actuaries are utilized to assist the Company in estimating the obligation associated with incurred losses, which are recorded in accrued liabilities and other non-current liabilities. Historical loss development factors for both the Company and the industry are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claims experience and settlement. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required.

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

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The consolidated financial statements as of December 31, 2009 and 2008 reflect these tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period, and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2009 and 2008, valuation allowances of $277.5 million and $224.7 million, respectively, were recorded.

Share-Based Compensation

The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The amount of expense recognized for these awards is determined by the Company’s estimates of several factors, including future forfeitures of awards, expected volatility of the Company’s stock, and the average life of options prior to expiration. See Note 17, Stock and Incentive Programs for Employees, to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The discount rates for pension benefits at December 31, 2009 and 2008 were 6.0% and 6.8%, respectively. The discount rates for postretirement benefits at December 31, 2009 and 2008 were 5.7% and 6.9%, respectively. A one percentage point decrease in the discount rates at December 31, 2009 would increase the pension plans’ accumulated benefit obligation and projected benefit obligation by approximately $433.6 million and $448.6 million, respectively. A one percentage point decrease in the discount rates at December 31, 2009 would increase the postretirement plans’ accumulated benefit obligation by approximately $46.0 million.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan contributions by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The prospective target asset allocation percentage for both the pension and postretirement benefit plans is approximately 75% for equity and other securities and approximately 25% for fixed income. The expected return on plan assets assumption at December 31, 2009 ranged from 7.5% to 8.5% for the Company’s major U.S. and Canadian pension plans and was 7.6% for the Company’s partially funded U.S. postretirement medical benefit plans.

The Company also maintains several pension plans in other international locations. The assets, liabilities and expense associated with these plans are not material to the Company’s consolidated financial statements. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2009, the current weighted average health care trend rate assumption for the major U.S. postretirement plans was 6.8% for both pre-age and post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 6.0%. The current weighted average health care trend rate assumption for the Canada postretirement plan was 9.0% for both pre-age and post-age 65 participants, gradually decreasing to an ultimate trend rate of 5.5%.

A one-percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$6.2
Total postretirement benefit service and interest cost components net	0.5

A one-percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(5.6)
Total postretirement benefit service and interest cost components net	(0.5)

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

The following table shows the results of operations for the years ended December 31, 2009 and 2008, which reflects the results of acquired businesses from the relevant acquisition dates:

	2009	2008	$ Change	% Change
	(in millions)
Net sales	$9,857.4	$11,581.6	$(1,724.2)	(14.9%)
Cost of sales (exclusive of depreciation and amortization shown below)	7,462.9	8,576.3	(1,113.4)	(13.0%)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,088.5	1,220.5	(132.0)	(10.8%)
Restructuring and impairment charges	382.7	1,184.7	(802.0)	(67.7%)
Depreciation and amortization	579.0	640.6	(61.6)	(9.6%)

Total operating expenses	9,513.1	11,622.1	(2,109.0)	(18.1%)

Income (loss) from continuing operations	$344.3	$(40.5)	$384.8	950.1%

Consolidated

Net sales for the year ended December 31, 2009 decreased $1,724.2 million, or 14.9%, to $9,857.4 million versus the prior year. Changes in foreign exchange rates decreased net sales by $201.1 million, or 1.7%, while the acquisitions of PROSA and Pro Line increased net sales by $36.2 million, or 0.3%. The remaining decreases were primarily attributable to significant volume declines and continued price pressure across most products and services as customer demand decreased primarily due to the global economic slowdown.

Cost of sales decreased $1,113.4 million to $7,462.9 million for the year ended December 31, 2009 versus the prior year, primarily due to volume decreases and a benefit resulting from lower LIFO inventory provisions, offset by lower pricing on by-product sales and higher incentive compensation expense. Cost of sales as a percentage of consolidated net sales increased from 74.1% to 75.7%, reflecting the impact of price pressures on net sales, volume declines, lower pricing on by-products sales and higher incentive compensation expense, offset in part by the benefits of continued productivity efforts and lower LIFO inventory provisions.

Selling, general and administrative expenses decreased $132.0 million to $1,088.5 million for the year ended December 31, 2009 versus the prior year due to restructuring-driven cost reductions, lower sales commissions based on reduced volume, decreased bad debt expenses, the elimination of the Company’s 401(k) match and changes in foreign exchange rates, partially offset by higher incentive compensation expense. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 10.5% to 11.0%, reflecting the impact of the net sales decline and higher incentive compensation expense, which more than offset the benefit of productivity efforts.

For the year ended December 31, 2009, the Company recorded a net restructuring and impairment provision of $382.7 million compared to $1,184.7 million in 2008. In 2009, these charges included a non-cash pre-tax charge of $128.5 million for the impairment of goodwill and $118.6 million, discounted for future cash payments, for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. In addition, these charges included $78.8 million for workforce reductions of 4,043 employees (of whom 3,779 were terminated as of December 31, 2009) associated with actions resulting from the reorganization of certain operations. These actions also included the closings of two catalog, magazine and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of one Global Turnkey Solutions manufacturing facility, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company recorded $24.7 million of impairment charges for other long-lived assets and $32.1 million of other restructuring costs, including lease termination and other facility closure costs. For the year ended December 31, 2008, these charges included non-cash, pre-tax charges of $1,125.4 million for the impairment of goodwill and other intangible assets and $44.1 million for workforce reductions of 2,245 employees (all of whom were terminated as of December 31, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $10.6 million of other restructuring costs, mainly related to lease terminations in exited facilities.

Depreciation and amortization decreased $61.6 million to $579.0 million for the year ended December 31, 2009 compared to 2008, primarily due to reduced capital expenditures and the reduced balance of amortizable intangible assets resulting from the impairment of customer relationship intangible assets in the business process outsourcing unit in 2008. Changes in foreign exchange rates also caused the lower depreciation and amortization expense. Depreciation and amortization included $99.1 million and $123.3 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the year ended December 31, 2009 and 2008, respectively.

Income from continuing operations for the year ended December 31, 2009 was $344.3 million compared to a loss from continuing operations of $40.5 million for the year ended December 31, 2008. The increase in earnings was primarily driven by the higher non-cash impairment charges recorded in 2008, as well as the cost savings achieved from restructuring activities and productivity efforts, a benefit resulting from lower LIFO inventory provisions due to reduced inventory levels and lower inventory and commodity prices, decreased bad debt expenses and lower intangible amortization expense, partially offset by the lower net sales primarily driven by the global economic slowdown, higher incentive compensation expense and lower pricing on by-products sales.

Net interest expense increased by $8.2 million for the year ended December 31, 2009 versus the prior year, primarily due to the issuance of $400 million of 11.25% senior notes and $350 million of 8.60% senior notes on January 14, 2009 and August 26, 2009, respectively, as well as the accelerated amortization of debt issuance costs and unamortized discounts related to the repurchase of $640.6 million of senior notes maturing in 2012 and 2010 and lower international interest income as a result of lower interest rates, partially offset by lower average short-term borrowings.

Net investment and other expense for the year ended December 31, 2009 and 2008 was $16.6 million and $2.4 million, respectively. In 2009, the Company’s repurchases of $640.6 million of its senior notes maturing in 2012 and 2010 resulted in a loss on the debt extinguishment of $10.3 million. In addition, as a result of the repurchase of the senior notes due May 15, 2010, the Company reclassified a loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to changes in the hedged forecasted interest payments. Additionally, the Company recorded a $2.4 million write-down on its affordable housing investments. For the year ended December 31, 2008, the Company terminated its cross-currency swaps, which resulted in a loss of $9.9 million. In addition, the Company sold an equity investment in Latin America, which resulted in a gain of $4.9 million.

The effective income tax rate for the year ended December 31, 2009 was a provision of 123.0% compared to a benefit of 31.2% in 2008. The effective tax rate for the year ended December 31, 2009 was impacted by the non-deductible, non-cash goodwill impairment charge of $128.5 million and the partially deductible charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The 2008 effective income tax rate was impacted by the non-deductible goodwill impairment charge of $800.1 million and by tax benefits of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and related tax benefits realized upon the reorganization of certain foreign entities therein and the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of certain U.S. federal income tax audits for the years 2000-2002.

Net loss from continuing operations attributable to RR Donnelley common shareholders for the year ended December 31, 2009 was $27.3 million, or $0.13 per diluted share, compared to $191.7 million, or $0.91 per diluted share, for the year ended December 31, 2008. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 5.0 million, primarily resulting from the Company’s repurchase of 10.0 million shares of its common stock in 2008.

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2009	2008
	(in millions)
Net sales	$7,437.0	$8,704.2
Income from continuing operations	489.2	708.9
Operating margin	6.6%	8.1%
Restructuring and impairment charges	163.8	405.8

Reporting unit(1)	2009 Net Sales	2008 Net Sales	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$2,053.6	$2,527.1	$(473.5)	(18.7%)
Books and directories	1,462.1	1,764.5	(302.4)	(17.1%)
Variable print	1,142.8	1,254.2	(111.4)	(8.9%)
Forms and labels	829.5	908.2	(78.7)	(8.7%)
Commercial	592.1	706.4	(114.3)	(16.2%)
Logistics	491.0	573.1	(82.1)	(14.3%)
Financial print	482.5	528.0	(45.5)	(8.6%)
Office products	228.7	270.5	(41.8)	(15.5%)
Premedia	154.7	172.2	(17.5)	(10.2%)

Total U.S. Print and Related Services	$7,437.0	$8,704.2	$(1,267.2)	(14.6%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2009 were $7,437.0 million, a decrease of $1,267.2 million, or 14.6%, compared to 2008. The acquisition of Pro Line increased net sales $17.5 million, or 0.2%. The increase due to the acquisition was more than offset by volume and price declines across all products and services primarily due to the global economic slowdown. Sales of magazines, catalogs and retail inserts decreased due to lower page counts resulting from reduced advertising spending, lower circulation volume and price pressure on new and existing customer contracts. Sales of books and directories decreased due to lower volume in educational books, related materials and directories. Sales of variable printing decreased due to an unfavorable shift in product mix, lower sales of direct mailings from financial service companies and retail customers and reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to lower volume from major customers and increased price pressure. Commercial printing sales decreased due to lower volume as a result of the economic slowdown and increased price pressure. Sales of financial printing decreased compared to the prior year due to reductions in the size and number of capital market transactions and increased price pressure. Sales of logistics services decreased primarily due to lower print volumes and reductions in fuel surcharges. Sales of office products decreased primarily due to lower volume from large retail customers. Finally, sales of premedia declined due to lower volume from existing customers for print related products.

U.S. Print and Related Services segment income from continuing operations decreased $219.7 million mainly because of the volume and price declines discussed above, lower pricing on by-products sales and higher incentive compensation expense, partially offset by lower restructuring and impairment charges, operating cost reductions driven by the restructuring actions and productivity initiatives. Operating margins in the U.S. Print and Related Services segment decreased from 8.1% for the year ended December 31, 2008 to 6.6% for the year ended December 31, 2009. The margin declines resulted from the impact of volume declines, price pressures, lower pricing on by-products sales and higher incentive compensation expense, partially offset by lower restructuring and impairment charges and cost savings, as discussed above.

International

The following tables summarize net sales, income (loss) from continuing operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2009	2008
	(in millions)
Net sales	$2,420.4	$2,877.4
Income (loss) from continuing operations	(36.0)	(564.6)
Operating margin	(1.5%)	(19.6%)
Restructuring and impairment charges	210.7	774.7

Reporting unit	2009 Net Sales	2008 Net Sales	$ Change	% Change
	(in millions)
Business process outsourcing	$603.3	$734.0	$(130.7)	(17.8%)
Latin America	467.9	485.2	(17.3)	(3.6%)
Asia	436.2	473.0	(36.8)	(7.8%)
Europe	388.7	498.0	(109.3)	(21.9%)
Global Turnkey Solutions	321.6	455.0	(133.4)	(29.3%)
Canada	202.7	232.2	(29.5)	(12.7%)

Total International	$2,420.4	$2,877.4	$(457.0)	(15.9%)

Net sales for the International segment for the year ended December 31, 2009 were $2,420.4 million, a decrease of $457.0 million, or 15.9%, compared to 2008. The decrease in net sales was primarily due to changes in foreign exchange rates of $201.1 million, or 7.0%, and volume and price declines resulting from the global economic slowdown. Business process outsourcing net sales decreased due to changes in foreign exchange rates, as well as lower volume in transactional print and mail and design and print management services. In Latin America, net sales decreased due to changes in foreign exchange rates and lower sales of forms, partially offset by the acquisition of PROSA which increased net sales by $18.7 million, or 3.9%. Sales in Asia decreased due to reduced export book sales and lower volumes and prices on print packaging products. Net sales in Europe decreased due to changes in foreign exchange rates and lower sales of directories and commercial print, as well as unfavorable product mix changes and declining prices, largely related to technology manuals and other related packaging products. Global Turnkey Solutions net sales decreased due to lower volume from retail and technology customers, as the economic slowdown impacted both consumer and business spending on their products, as well as changes in foreign exchange rates. The decrease in net sales in Canada was due to changes in foreign exchange rates and lower sales of forms and labels, statement printing and commercial print products.

Loss from continuing operations decreased $528.6 million primarily due to lower restructuring and impairment charges, partially offset by volume declines, the ongoing impact of competitive price pressures, unfavorable product mix and higher incentive compensation expense, partially offset by lower intangible amortization expense. Operating margins as a percentage of sales increased from (19.6%) for the year ended December 31, 2008 to (1.5%) for the year ended December 31, 2009. Of this margin change, 19.6 percentage points were attributable to the impact of lower restructuring and impairment charges. In addition, the margin increase was due to cost reductions driven by restructuring actions and productivity improvements, partially offset by volume and price declines.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2009	2008
	(in millions)
Operating expenses	$108.9	$184.8
Restructuring and impairment charges	8.2	4.2

Corporate operating expenses for the year ended December 31, 2009 were $108.9 million, a decrease of $75.9 million compared to 2008. The decrease was primarily driven by a benefit resulting from the reduction in the LIFO inventory reserve of $17.6 million in 2009 as compared to an expense of $30.6 million in 2008, the elimination of the Company’s 401(k) match and cost reductions from productivity and restructuring actions, partially offset by higher incentive compensation expense and higher restructuring and impairment charges.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007 (in millions, except per share data)

	Income (Loss) from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the year ended December 31, 2007	$315.1	2.7%	$(48.9)	$(0.22)
2008 restructuring and impairment charges	(1,184.7)	(10.2%)	(1,073.9)	(5.11)
2007 restructuring and impairment charges	839.0	7.2%	702.9	3.22
Loss on termination of cross-currency swaps	—	—	(1.8)	(0.01)
Non-recurring tax benefits-net	—	—	257.5	1.23
Discontinued operations	—	—	2.3	0.01
Operations	(9.9)	0.0%	(28.0)	(0.02)

For the year ended December 31, 2008	$(40.5)	(0.3%)	$(189.9)	$(0.90)

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

Operations: reflected lower net sales driven by the global economic slowdown, partially offset by cost savings from restructuring actions, productivity efforts and lower incentive compensation expense and the impact of the Von Hoffmann, Banta, Perry Judd’s, Cardinal Brands and Pro Line acquisitions. See further details in the review of operating results by segment that follows below.

The following table shows the results of operations for the years ended December 31, 2008 and 2007, which reflects the results of acquired businesses from the relevant acquisition dates.

	2008	2007	$ Change	% Change
	(in millions)
Net sales	$11,581.6	$11,587.1	$(5.5)	0.0%
Cost of sales (exclusive of depreciation and amortization shown below)	8,576.3	8,532.4	43.9	0.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,220.5	1,302.3	(81.8)	(6.3%)
Restructuring and impairment charges	1,184.7	839.0	345.7	41.2%
Depreciation and amortization	640.6	598.3	42.3	7.1%

Total operating expenses	11,622.1	11,272.0	350.1	3.1%

Income (loss) from continuing operations	$(40.5)	$315.1	$(355.6)	(112.9%)

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

For the year ended December 31, 2008, the Company recorded a net restructuring and impairment provision of $1,184.7 million compared to $839.0 million in 2007. In 2008, these charges included non-cash, pre-tax charges of $1,125.4 million for the impairment of goodwill and other intangible assets and $44.1 million for workforce reductions of 2,245 employees (all of whom were terminated as of December 31, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $10.6 million of other restructuring costs, mainly related to lease terminations in exited facilities. For the year ended December 31, 2007, these charges included $436.1 million for the impairment of goodwill for the business process outsourcing operations and a non-cash pre-tax charge of $316.1 million reflecting the write-off of the Moore Wallace, OfficeTiger and other trade names, most of which were indefinite-lived. In addition, these charges included $49.3 million for workforce reductions of 1,169 employees (all of whom were terminated as of December 31, 2009) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two facilities within the International segment. Further, these charges included $11.1 million of other restructuring costs primarily related to lease terminations in exited facilities and $26.4 million for the impairment of other long-lived assets, of which $19.1 million related to the write-off of capitalized customer contract set-up costs in the business process outsourcing unit. Management believes that certain restructuring activities will continue in 2009, as the Company continues to streamline its manufacturing, sales and administrative operations.

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

The effective income tax rate for the year ended December 31, 2008 was a benefit of 31.2% compared to a provision of 149.3% in 2007. The effective income tax rate for the year ended December 31, 2008 was impacted by the non-deductible goodwill impairment charge of $800.1 million and by tax benefits of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and related tax benefits realized upon the reorganization of certain foreign entities therein and the benefit of $38.0 million from the recognition of uncertain tax positions upon final settlement of certain U.S. federal income tax audits for the years 2000-2002. The 2007 effective tax rate included the impact of the non-deductible goodwill impairment charge of $436.1 million, tax benefits of $107.0 million associated with the $316.1 million charge for the write-off of the Moore Wallace, OfficeTiger and other trade names, the enactment of a lower statutory tax rate in the United Kingdom, an increased benefit from the domestic manufacturing deduction and the impact of the increased proportion of the Company’s taxable income derived from lower-tax jurisdictions.

The net loss from continuing operations attributable to RR Donnelley common shareholders for the year ended December 31, 2008 was $191.7 million, or $0.91 per diluted share, compared to $48.4 million, or $0.22 per diluted share, for the year ended December 31, 2007. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 7.8 million, primarily resulting from the Company’s repurchase of 10.0 million shares of its common stock in 2008.

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability, which reflect the results of acquired businesses from the relevant acquisition dates, within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2008	2007
	(in millions)
Net sales	$8,704.2	$8,601.9
Income from continuing operations	708.9	823.8
Operating margin	8.1%	9.6%
Restructuring and impairment charges	405.8	285.1

Reporting unit(1)	2008 Net Sales	2007 Net Sales	$ Change	% Change
	(in millions)
Magazines catalogs and retail inserts	$2,527.1	$2,514.2	$12.9	0.5%
Books and directories	1,764.5	1,771.5	(7.0)	(0.4%)
Variable print	1,254.2	1,272.8	(18.6)	(1.5%)
Forms and labels	908.2	952.4	(44.2)	(4.6%)
Commercial	706.4	767.7	(61.3)	(8.0%)
Logistics	573.1	489.3	83.8	17.1%
Financial print	528.0	560.1	(32.1)	(5.7%)
Office products	270.5	107.7	162.8	151.2%
Premedia	172.2	166.2	6.0	3.6%

Total U.S. Print and Related Services	$8,704.2	$8,601.9	$102.3	1.2%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2008 were $8,704.2 million, an increase of $102.3 million, or 1.2%, compared to 2007. Sales from the acquired facilities of Banta, Perry Judd’s, Von Hoffmann, Cardinal Brands and Pro Line increased sales by $399.3 million, or 4.6%.

The increases due to acquisitions were offset by volume and price declines across most products and services due to the economic crisis that worsened in the second half of 2008. Sales of magazines, catalogs and retail inserts increased slightly due to acquisitions and new catalog customers, partially offset by lower volume resulting from reduced advertising spending and lower volume from existing customers. Sales of books and directories decreased slightly as the impact of acquisitions was more than offset by the impact of lower prices from major customer contract renewals and reduced volume in sales of directories. Sales of variable printing products decreased due to lower direct mail sales and reduced fulfillment and distribution volume. Sales of forms and labels decreased due to lower sales of forms, resulting from increased price pressure and lower demand for consumable forms products. Commercial printing sales decreased due to the economic slowdown. Sales of logistics services increased primarily due to higher fuel surcharges. Sales of financial printing decreased due to decreases in the size and number of capital market transactions. Sales of office products increased due to an acquisition. Finally, sales of premedia grew slightly due to acquisitions and increased volume from new customers.

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

International

The following tables summarize net sales, loss from continuing operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2008	2007
	(in millions)
Net sales	$2,877.4	$2,985.2
Loss from continuing operations	(564.6)	(315.0)
Operating margin	(19.6%)	(10.6%)
Restructuring and impairment charges	774.7	538.7

Reporting unit	2008 Net Sales	2007 Net Sales	$ Change	% Change
	(in millions)
Business process outsourcing	$734.0	$809.7	$(75.7)	(9.3%)
Europe	498.0	572.7	(74.7)	(13.0%)
Latin America	485.2	436.8	48.4	11.1%
Asia	473.0	457.5	15.5	3.4%
Global Turnkey Solutions	455.0	468.5	(13.5)	(2.9%)
Canada	232.2	240.0	(7.8)	(3.3%)

Total International	$2,877.4	$2,985.2	$(107.8)	(3.6%)

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

The loss from continuing operations increased $249.6 million mainly due to the $236.0 million increase in restructuring and impairment charges. The impact of the net sales decline was partially offset by productivity improvement, cost control and lower incentive compensation expense. Operating margins decreased from (10.6%) to (19.6%) for the year ended December 31, 2008. Higher restructuring and impairment charges drove an 8.9 percentage point margin decrease, with the balance of the decrease attributed to the negative impact of volume and price declines.

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

RESTRUCTURING, IMPAIRMENT, AND ACQUISITION-RELATED CHARGES

During 2009, the Company recorded net restructuring and impairment charges of $382.7 million. These charges included $128.5 million for the impairment of goodwill and $24.7 million for the impairment of other long-lived assets. In addition, the Company recorded charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. Additionally, these charges included $78.8 million related to workforce reductions of 4,043 employees (3,779 of whom were terminated as of December 31, 2009), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of two Global Turnkey Solutions manufacturing facilities, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Finally, the Company incurred other restructuring charges of $32.1 million, including lease termination and other facility closure costs.

During 2008, the Company recorded restructuring and impairment charges of $1,184.7 million. These charges included $800.1 million for the impairment of goodwill, $325.3 million for the impairment of customer relationships intangible assets and $4.6 million for the impairment of other long-lived assets. In addition, these charges included $44.1 million related to workforce reductions of 2,245 employees (all of whom were terminated as of December 31, 2009), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, $10.6 million of other restructuring costs, including lease terminations in exited facilities, were recorded for the year ended December 31, 2008.

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

The Company made cash payments of $126.4 million, $68.9 million and $112.7 million for restructuring activities during the years ended December 31, 2009, 2008 and 2007, respectively. $22.2 million of the $126.4 million paid in 2009 related to the terminated customer contract discussed previously. In addition, during 2009, the Company transferred $43.7 million to restricted cash within other noncurrent assets on the Consolidated Balance Sheets related to this terminated customer contract. The $43.7 million, subject to changes in foreign exchange rates, will be paid to the customer in January 2011. Additionally, during January 2010, the Company paid $57.5 million related to this terminated customer contract. These outlays were all funded using cash generated from operations and cash on hand.

In 2010, the Company expects to realize further cost savings associated with the restructuring actions taken in 2009 and 2008, primarily through reduced employee and facility costs. The Company expects to identify further cost reduction opportunities within both current and newly acquired businesses and possibly take additional actions in 2010, which may result in significant additional restructuring charges. If these restructuring actions occur, they will be funded by cash generated from operations and cash on hand or, if necessary, the Company will fund these costs by utilizing its credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the years ended December 31, 2009, 2008 and 2007.

Cash Flows From Operating Activities

2009 compared to 2008

Net cash provided by operating activities of continuing operations was $1,425.8 million for the year ended December 31, 2009, compared to $1,018.8 million for the year ended December 31, 2008. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other activities. The increase in operating cash flow reflects the extending of payment terms on accounts payable, the receipt of income tax refunds of $164.1 million, reductions in inventories and accounts receivable resulting from volume declines and a focus on improved working capital management, lower incentive compensation payments in 2009 as compared to 2008 and lower income tax payments due to decreased taxable income, partially offset by lower operating earnings driven by significant volume declines.

2008 compared to 2007

Net cash provided by operating activities of continuing operations was $1,018.8 million for the year ended December 31, 2008, compared to $1,181.7 million for the year ended December 31, 2007. The decrease in operating cash flow from 2007 reflected higher interest payments from the issuance of approximately $1.25 billion of debt in January 2007 to fund a portion of the acquisitions of Banta and Perry Judd’s, a larger decrease in accounts payable due to the timing of vendor payments, partially offset by a decrease in accounts receivable and lower cash payments for income taxes. The reduction in incentive compensation expense that increased net earnings will impact net cash provided by continuing operations in 2009 as compared to 2008, as most annual incentive compensation is paid in the first quarter of the following year.

Cash Flows From Investing Activities

2009 compared to 2008

Net cash used in investing activities of continuing operations for the year ended December 31, 2009 was $260.9 million compared to $351.2 million for the year ended December 31, 2008. Net cash used for acquisition of businesses during 2009 included $26.6 million for the acquisition of PROSA and Prospectus. For the year ended December 31, 2008, net cash used for acquisitions included $132.6 million for the acquisition of Pro Line and another smaller acquisition, offset by proceeds of $10.5 million from purchase price adjustments related to previous acquisitions. The Company received proceeds from the sale of investments and other assets of $2.2 million during 2009 compared to $53.2 million during 2008, which included $27.3 million of net proceeds from the sale of certain investment securities related to the planned liquidation of a captive insurance subsidiary. Capital expenditures were $195.0 million, a decrease of $127.9 million compared to 2008, reflecting lower spending on capacity growth due to the significant reduction in production volumes resulting from the global economic slowdown. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2010 will be approximately $200 million. Finally, the Company transferred $43.7 million to restricted cash within other noncurrent assets on the Consolidated

Balance Sheets related to a customer contract termination payment in 2009 and received transfers of $40.6 million of restricted cash in 2008 primarily due to the release of excess funding from a trust associated with the Company’s acquisition of Banta.

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

Cash Flows From Financing Activities

2009 compared to 2008

Net cash used in financing activities of continuing operations for the year ended December 31, 2009 was $1,028.0 million compared to $678.9 million in 2008. During 2009, the Company received proceeds from the issuance of $750.0 million of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009. In addition, the Company repurchased $466.4 million and $174.2 million of senior notes maturing January 15, 2012 and May 15, 2010, respectively. Net repayments under the Company’s revolving credit facility (the “Facility”) were $200.0 million for each of the years ended December 31, 2009 and 2008. The net change in other short-term debt was a cash outflow of $305.6 million during 2009 primarily due to the pay down of commercial paper. The net change in other short-term debt for the year ended December 31, 2008 was a cash inflow of $6.8 million due to borrowings under international credit facilities, partially offset by the repayment of commercial paper. Additionally, $278.8 million was utilized during the year ended December 31, 2008 to acquire 10.0 million shares of common stock under the Company’s share repurchase program.

2008 compared to 2007

Net cash used in financing activities of continuing operations for the year ended December 31, 2008 was $678.9 million compared to net cash provided by financing activities of $1,471.3 million in 2007. During the year ended December 31, 2007, the Company received proceeds of $1,244.2 million from an issuance of long-term debt in order to fund a portion of the acquisitions of Banta and Perry Judd’s. In 2008, $1,275.0 million was borrowed under the Facility, while $1,475.0 million was used to pay down borrowings under the Facility. The net change in short-term debt was a cash inflow of $6.8 million in the year ended December 31, 2008 due to borrowings under international credit facilities, partially offset by the repayment of commercial paper. The net change in other short-term debt for the year ended December 31, 2007 was a cash inflow of $282.1 million due to borrowings under the Facility and the issuance of commercial paper related to Banta, Perry Judd’s and Von Hoffmann acquisitions. Additionally, $278.8 million was utilized during the year ended December 31, 2008 to acquire 10.0 million shares of common stock under the Company’s share repurchase program, compared to $309.5 million to acquire approximately 7.7 million shares of common stock in 2007. In the year ended December 31, 2007, the Company received proceeds of $105.1 million for the exercise of stock options, including excess tax benefits of $9.6 million.

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

Included in cash and cash equivalents of $499.2 million at December 31, 2009 were short-term investments in the amount of $113.3 million, which primarily consist of certificate and short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are believed to be highly liquid.

Dividends

Cash dividends paid to shareholders totaled $213.6 million, $219.2 million and $226.8 million in 2009, 2008 and 2007, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2010. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors. On January 7, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2010 to shareholders of record on January 22, 2010.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations as of December 31, 2009:

	Payments Due In
	Total	2010	2011	2012	2013	2014	Thereafter
	(in millions)
Total debt (1)	$4,977.4	$540.4	$194.0	$348.0	$184.2	$769.5	$2,941.3
Operating leases	625.6	137.4	108.8	84.5	66.5	53.1	175.3
Other (2)	401.1	246.0	116.3	26.0	7.0	5.5	0.3

Total as of December 31, 2009	$6,004.1	$923.8	$419.1	$458.5	$257.7	$828.1	$3,116.9

(1)	Total debt includes $1,644.4 million of scheduled interest payments, of which the Company expects to pay $200.5 million in 2010.
(2)	Other represents contractual obligations for outsourced services ($215.3 million), contract termination payments ($99.0 million), purchases of property, plant and equipment ($49.5 million), restructuring-related severance payments ($20.4 million) and purchases of natural gas ($12.3 million). The Company has included $4.6 million of uncertain tax liabilities that are classified as current liabilities on the Consolidated Balance Sheets. Excluded from the table are $171.8 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

The Company expects to make cash contributions of approximately $21.8 million to its pension plans and approximately $10.5 million to its postretirement benefit plans in 2010, which are not reflected above.

As of December 31, 2009, the Company is authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

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

Cash and cash equivalents of $499.2 million as of December 31, 2009 included $87.3 million that were readily available in the U.S. and $411.9 million that were available at international locations, most of which is subject to U.S. federal income taxes and some of which is subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $2.0 billion committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. Based on the Company’s results of operations for the twelve months ended December 31, 2009 and existing term debt structure, as shown in the table below, the Company could utilize approximately $1.4 billion of the $2.0 billion Facility and not be in violation of those financial covenants. A further reduction in earnings year over year in 2010 would likely further decrease the amount available under the Facility. However, the Company does not expect the reduction in availability on the Facility to impact its ability to meet its liquidity requirements. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at December 31, 2009. The Company pays an annual commitment fee of 0.10%, and LIBOR plus a spread on borrowings under the Facility. The Facility has a maturity date of January 6, 2012. As of December 31, 2009, there were no borrowings outstanding under the Facility. The Company also has $138.7 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2009, the Company had $44.1 million in outstanding letters of credit, of which $35.9 million reduced availability under the Facility and $1.9 million reduced availability under uncommitted facilities outside of the U.S. As of December 31, 2009, there were no borrowings outstanding under the Company’s commercial paper program. The failure of a financial institution supporting the Facility would reduce the size of our committed facility unless a replacement institution were added. Currently, the Facility is supported by 17 U.S. and international financial institutions. The current availability on the Facility is shown in the following table:

December 31, 2009
(in millions)
Availability
Committed credit facility	$2,000.0
Availability reduction from covenants	562.9

1,437.1
Usage
Borrowings	—
Letters of credit outstanding	35.9

35.9

Current availability at December 31, 2009	$1,401.2

The Company was in compliance with its debt covenants as of December 31, 2009, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2010 and the foreseeable future; however, as of December 31, 2009, as shown in the table above, the Company may borrow an additional $1.4 billion of the $2.0 billion currently not utilized under the Facility, as borrowings above $1.4 billion would cause the Company to violate certain debt covenants in the Facility. In addition, the Company met all the conditions required to borrow under the Facility as of December 31, 2009 and management expects the Company to continue to meet the applicable borrowing conditions.

While the credit markets were volatile during the first nine months of 2009, conditions have stabilized during recent months. At times during the year, volatility in the capital markets increased costs associated with issuing commercial paper or other debt instruments due to increased spreads over relevant interest rate benchmarks, or affected the Company’s ability to access the credit markets. Despite these adverse market conditions, we believe that current cash balances and cash generated by operations, together with access to external sources of funds described previously, will be sufficient to meet our operating and capital needs in the foreseeable future.

On March 13, 2009, Standard & Poor’s Ratings Services lowered the Company’s long-term corporate credit and senior unsecured debt ratings to BBB from BBB+ and lowered the Company’s short-term credit rating to A-3 from A-2. On April 8, 2009, Moody’s Investors Service downgraded the Company’s senior unsecured debt ratings to Baa3 from Baa2 while also downgrading the Company’s short-term credit rating to P-3 from P-2. The interest margin and the annual commitment fee under the Facility increased by 8 basis points and 2 basis points, respectively, following the downgrade. The downgrades limited the Company’s capacity in the commercial paper market, but they did not affect our ability to borrow amounts under the Facility.

On January 14, 2009, the Company issued $400 million of 11.25% senior notes due February 1, 2019. The Company used the net proceeds to pay down commercial paper and borrowings under the Facility. If the Company experiences a downgrade in its credit ratings below investment grade, these senior notes are subject to an increase from the 11.25% interest rate. The downgrades of the Company’s debt ratings described above did not result in an increase in the interest rate for these senior notes. The Company borrowed $400.0 million in March 2009 under the Facility to repay the April 1, 2009 maturity of $400 million in senior notes. During the second quarter 2009, the Company repaid the $400 million of Facility borrowings.

On August 26, 2009, the Company issued $350 million of 8.60% senior notes due August 15, 2016. The Company used the net proceeds, along with borrowings under the Facility and cash on hand, to repurchase $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010.

In the third quarter of 2009, the Company terminated a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The Company expects to pay approximately $121.3 million in related restructuring costs, of which $22.2 million was paid in the third quarter of 2009, $57.5 million was paid in January 2010 and $43.7 million was transferred to restricted cash within other noncurrent assets on the Consolidated Balance Sheets in December 2009 for payment in January of 2011. The January 2011 payment, projected to be $41.6 million as of December 31, 2009, is subject to changes in foreign exchange rates.

On January 2, 2009, the Company acquired the assets of PROSA, for a purchase price of approximately $24 million. The Company financed this acquisition with cash on hand.

On March 14, 2008, the Company acquired Pro Line, for a purchase price of approximately $122 million. The Company financed this acquisition with cash on hand and through issuances of commercial paper.

For the year ended December 31, 2008, the Company purchased in the open market 10.0 million shares of its common stock at a total cost of $278.8 million. All of these repurchases were funded with cash on hand and through issuances of commercial paper. As of December 31, 2009, the Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of December 31, 2009, approximately 99.5% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2009, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $15.7 million, most of which were borrowings under international credit facilities.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2009, the aggregate notional amount of outstanding forward contracts was approximately $437.0 million. Net unrealized losses from these foreign currency contracts were $5.5 million at December 31, 2009. The Company does not use derivative financial instruments for trading or speculative purposes.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2009, 2008 and 2007, the Company adopted various accounting standards as described in Note 21, New Accounting Pronouncements, to the Consolidated Financial Statements.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 21, New Accounting Pronouncements, to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. As of December 31, 2009, approximately 99.5% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2009, the Company’s exposure to rate fluctuations on variable-interest borrowings is limited to $15.7 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating units, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge the currency risk. As of December 31, 2009 and 2008, the aggregate notional amount of outstanding forward contracts was approximately $437.0 million and $299.4 million, respectively.

As of December 31, 2009, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index exceeded 100%. As a result, as of January 1, 2010, Venezuela’s economy is considered to be highly inflationary and the financial statements of the Company’s Venezuelan entity will be remeasured as if the functional currency were the U.S. Dollar. Consistent with historical practices and the Company’s future intent, the financial statements will be remeasured based on the official rate. On January 8, 2010, the government of Venezuela changed its primary fixed exchange rate from 2.15 Bolivars per U.S. Dollar to 4.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 50%. This devaluation will result in an estimated pre-tax loss of $11.1 million and a reduction in income attributable to noncontrolling interests of $4.7 million. Further devaluations of Venezuela’s Bolívar could increase the significance of the remeasurement.

The Company assesses market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would have an effect of $3.1 million on foreign currency gains and losses, but would not have a material effect on interest income or expense and cash flows; and would change the fair values of fixed-rate debt at December 31, 2009 and 2008 by approximately $101.0 million and $151.9 million, respectively.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2009, 2008 or 2007. The Company maintains provisions for potential credit losses and any such losses to date have normally been within the Company’s expectations. However, as a result of the unprecedented credit crisis and economic downturn in 2008 and 2009, more of the Company’s customers experienced liquidity issues during the year, while bankruptcy filings also increased. As a result of these conditions, the Company’s bad debt expense increased by $40.9 million in 2008 compared to 2007; however, bad debt expense decreased $32.4 million in 2009 compared to 2008, as economic conditions began to stabilize. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded, and additional economic disruptions or a further slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 20, 2010 (the “2010 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

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

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2010 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2009 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands) (a)		(b)	(in thousands) (c)
Equity compensation plans approved by security holders(2)	8,732.7	(2)	$7.59	5,851.3	(5)
Equity compensation plans not approved by security holders(3)	932.8		17.72	—

Total	9,665.5		$8.57	5,851.3

(1)

Upon the acquisition of Moore Wallace on February 27, 2004, stock options and units outstanding under certain Moore Wallace plans were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2009, 182,200 shares were issuable upon the exercise of stock options with a weighted average exercise price per share of $12.31. Information regarding these awards is not included in the table.

(2)	Includes 5,408,628 shares issuable upon the vesting of restricted stock units. The performance period for the performance share units previously issued under the Company’s 2004 Performance Incentive Plan ended December 31, 2009 and the minimum performance targets for these awards were not reached. Therefore, no shares were awarded pursuant to these units and the units expired per the terms of the awards.
(3)	Represents the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 266,625 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.
(4)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate, excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company, of which 3,848,895 remain available for issuance.

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

There were 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the acquisition of Moore Wallace). As of December 31, 2009, there were 266,625 restricted stock units outstanding under the 2003 LTIP. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”).

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2009, options to purchase 666,130 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2010 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2010.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ MILES W. MCHUGH
Miles W. McHugh Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of February 2010.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$9,857.4	$11,581.6	$11,587.1
Cost of sales (exclusive of depreciation and amortization shown below)	7,462.9	8,576.3	8,532.4
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,088.5	1,220.5	1,302.3
Restructuring and impairment charges—net (Note 3)	382.7	1,184.7	839.0
Depreciation and amortization	579.0	640.6	598.3

Total operating expenses	9,513.1	11,622.1	11,272.0

Income (loss) from continuing operations	344.3	(40.5)	315.1
Interest expense—net (Note 13)	234.6	226.4	227.3
Investment and other income (expense)—net	(16.6)	(2.4)	3.6

Earnings (loss) from continuing operations before income taxes	93.1	(269.3)	91.4

Income tax expense (benefit) (Note 12)	114.5	(83.9)	136.5

Net loss from continuing operations	(21.4)	(185.4)	(45.1)
Income (loss) from discontinued operations, net of tax	—	1.8	(0.5)

Net loss	(21.4)	(183.6)	(45.6)
Less: Income attributable to noncontrolling interests	(5.9)	(6.3)	(3.3)

Net loss attributable to RR Donnelley common shareholders	$(27.3)	$(189.9)	$(48.9)

Net loss per share attributable to RR Donnelley common shareholders (Note 16):
Basic:
Net loss from continuing operations	$(0.13)	$(0.91)	$(0.22)
Income from discontinued operations, net of tax	—	0.01	—

Net loss attributable to RR Donnelley common shareholders	$(0.13)	$(0.90)	$(0.22)

Diluted:
Net loss from continuing operations	$(0.13)	$(0.91)	$(0.22)
Income from discontinued operations, net of tax	—	0.01	—

Net loss attributable to RR Donnelley common shareholders	$(0.13)	$(0.90)	$(0.22)

Weighted average number of common shares outstanding (Note 16):
Basic	205.2	210.2	218.0
Diluted	205.2	210.2	218.0
Amounts attributable to RR Donnelley common shareholders:
Net loss from continuing operations	$(27.3)	$(191.7)	$(48.4)
Income from discontinued operations, net of tax	—	1.8	(0.5)

Net loss attributable to RR Donnelley common shareholders	$(27.3)	$(189.9)	$(48.9)

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$499.2	$324.0
Restricted cash equivalents	—	7.9
Receivables, less allowances for doubtful accounts of $70.3 in 2009 (2008—$80.5) (Note 5)	1,675.9	1,903.2
Income taxes receivable (Note 12)	63.2	189.4
Inventories (Note 6)	561.8	695.7
Prepaid expenses and other current assets	87.0	104.6
Deferred income taxes (Note 12)	73.8	56.2

Total current assets	2,960.9	3,281.0

Property, plant and equipment—net (Note 7)	2,271.4	2,564.0
Goodwill (Note 4)	2,333.3	2,425.9
Other intangible assets—net (Note 4)	747.4	831.1
Other noncurrent assets	434.6	392.3

Total assets	$8,747.6	$9,494.3

LIABILITIES
Accounts payable	$886.4	$767.6
Accrued liabilities (Note 9)	813.4	795.7
Short-term debt and current portion of long-term debt (Note 13)	339.9	923.5

Total current liabilities	2,039.7	2,486.8

Long-term debt (Note 13)	2,982.5	3,203.3
Pension liability (Note 11)	509.8	491.5
Postretirement benefits (Note 11)	324.5	291.9
Deferred income taxes (Note 12)	205.5	260.9
Other noncurrent liabilities	524.6	418.0

Total liabilities	6,586.6	7,152.4

Commitments and Contingencies (Note 10)

EQUITY
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2009 and 2008	303.7	303.7
Additional paid-in-capital	2,906.2	2,885.7
Retained earnings	662.9	903.8
Accumulated other comprehensive loss	(545.0)	(580.7)
Treasury stock, at cost, 37.3 shares in 2009 (2008—37.2 shares)	(1,193.8)	(1,194.0)

Total RR Donnelley shareholders’ equity	2,134.0	2,318.5
Noncontrolling interests	27.0	23.4

Total equity	2,161.0	2,341.9

Total liabilities and equity	$8,747.6	$9,494.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net loss	$(21.4)	$(183.6)	$(45.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(1.8)	0.5
Impairment charges	154.0	1,130.0	778.6
Depreciation and amortization	579.0	640.6	598.3
Provision for doubtful accounts receivable	19.7	52.1	11.2
Share-based compensation	24.0	21.9	27.9
Deferred taxes	(54.1)	(103.7)	(89.2)
Reversal of tax reserves	(2.6)	(28.2)	(9.3)
Loss (gain) on sale of investments and other assets—net	3.2	(11.7)	2.8
Loss on debt extinguishment	10.3	—	—
Other	41.8	32.1	25.4
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	244.0	164.7	(93.9)
Inventories	145.5	(6.6)	(10.1)
Prepaid expenses and other current assets	31.4	(17.1)	(2.1)
Accounts payable	94.9	(168.0)	(1.3)
Income taxes payable and receivable	114.6	(213.9)	(37.3)
Accrued liabilities and other	41.5	(288.0)	25.8

Net cash provided by operating activities of continuing operations	1,425.8	1,018.8	1,181.7
Net cash used in operating activities of discontinued operations	—	(0.8)	(0.7)

Net cash provided by operating activities	1,425.8	1,018.0	1,181.0

INVESTING ACTIVITIES
Capital expenditures	(195.0)	(322.9)	(482.0)
Acquisitions of businesses, net of cash acquired	(26.6)	(122.1)	(2,052.4)
Proceeds from return of capital and sale of investments and other assets	2.2	53.2	8.3
Purchases of other investments	(4.0)	—	—
Transfers (to)/from restricted cash	(37.5)	40.6	15.2

Net cash used in investing activities	(260.9)	(351.2)	(2,510.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	750.0	—	1,244.2
Net change in short-term debt	(305.6)	6.8	282.1
Payments of current maturities and long-term debt	(1,051.9)	(10.0)	(5.8)
Payments of credit facility borrowings	(845.0)	(1,475.0)	—
Proceeds from credit facility borrowings	645.0	1,275.0	400.0
Proceeds from termination of cross-currency swaps	—	22.5	—
Debt issuance costs	(6.0)	—	(13.1)
Issuance of common stock	1.5	1.9	105.1
Acquisition of common stock	—	(278.8)	(309.5)
Dividends paid	(213.6)	(219.2)	(226.8)
Distributions to noncontrolling interests	(2.4)	(2.1)	(4.9)

Net cash (used in) provided by financing activities	(1,028.0)	(678.9)	1,471.3

Effect of exchange rate on cash and cash equivalents	38.3	(42.9)	26.2

Net (decrease) increase in cash and cash equivalents	175.2	(55.0)	167.6

Cash and cash equivalents at beginning of year	324.0	379.0	211.4

Cash and cash equivalents at end of year	$499.2	$324.0	$379.0

Supplemental non-cash disclosure:
Use of restricted cash to fund obligations associated with deferred compensation plans	$0.9	$25.3	$36.5

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total RR Donnelley’s Shareholders’ Equity	Noncon- trolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2007	243.0	$303.7	$2,871.8	(24.2)	$(727.9)	$1,615.0	$62.1	$4,124.7	$19.3	$4,144.0

Net earnings (loss)						(48.9)		(48.9)	3.3	(45.6)
Translation adjustments							129.4	129.4	0.9	130.3
Pension and other benefit liability adjustments							85.4	85.4		85.4
Unrealized gain on investment							0.5	0.5		0.5
Change in fair value of derivatives and hedge reclassifications							0.2	0.2		0.2

Comprehensive income								166.6	4.2	170.8

Cumulative effect of change in accounting principle (“FIN 48”)						(23.0)		(23.0)		(23.0)
SFAS 158 transition adjustment						(3.4)	63.7	60.3		60.3
Acquisition of common stock				(7.7)	(309.5)			(309.5)		(309.5)
Share-based compensation			(13.4)	6.0	172.6			159.2		159.2
Withholdings for share-based awards and other				(1.2)	(44.2)			(44.2)		(44.2)
Cash dividends paid						(226.8)		(226.8)		(226.8)
Contributions by noncontrolling interests								—	0.3	0.3
Distributions to noncontrolling interests								—	(4.9)	(4.9)
Other								—	0.1	0.1

Balance at December 31, 2007	243.0	303.7	2,858.4	(27.1)	(909.0)	1,312.9	341.3	3,907.3	19.0	3,926.3

Net earnings (loss)						(189.9)		(189.9)	6.3	(183.6)
Translation adjustments							(154.4)	(154.4)	0.5	(153.9)
Pension and other benefit liability adjustments							(772.4)	(772.4)		(772.4)
Changes in investment securities							(1.4)	(1.4)		(1.4)
Change in fair value of derivatives and hedge reclassifications							6.2	6.2		6.2

Comprehensive income (loss)								(1,111.9)	6.8	(1,105.1)

Acquisition of common stock				(10.0)	(278.8)			(278.8)		(278.8)
Share-based compensation.			27.3	—	—			27.3		27.3
Withholdings for share-based awards and other.				(0.1)	(6.2)			(6.2)		(6.2)
Cash dividends paid						(219.2)		(219.2)		(219.2)
Distributions to noncontrolling interests								—	(2.1)	(2.1)
Other								—	(0.3)	(0.3)

Balance at December 31, 2008	243.0	303.7	2,885.7	(37.2)	(1,194.0)	903.8	(580.7)	2,318.5	23.4	2,341.9

Net earnings (loss)						(27.3)		(27.3)	5.9	(21.4)
Translation adjustments							99.1	99.1	0.1	99.2
Pension and other benefit liability adjustments							(65.7)	(65.7)		(65.7)
Change in fair value of derivatives and hedge reclassifications							2.3	2.3		2.3

Comprehensive income								8.4	6.0	14.4

Share-based compensation.			20.5	0.1	2.8			23.3		23.3
Withholdings for share-based awards and other.				(0.2)	(2.6)			(2.6)		(2.6)
Cash dividends paid						(213.6)		(213.6)		(213.6)
Distributions to noncontrolling interests								—	(2.4)	(2.4)

Balance at December 31, 2009	243.0	$303.7	$2,906.2	(37.3)	$(1,193.8)	$662.9	$(545.0)	$2,134.0	$27.0	$2,161.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2009, 2008 and 2007 are included in the consolidated financial statements from the dates of acquisition (see Note 2).

Nature of Operations—The Company is a global provider of integrated communications which works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing products and services to leading clients in virtually every private and public sector.

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

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of impairment charges. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its forward contracts, pension plans and other postretirement plans on a recurring basis. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

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

Revenue from services is recognized as services are performed. Within the Company’s financial print operations, which serve the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed. Revenues related to the Company’s premedia operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services. For each of the years ended December 31, 2009, 2008 and 2007, revenue from services was below 10% of the Company’s consolidated net sales.

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, each contract is evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement, bears all credit risk and bears the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis.

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

Long-term restricted cash equivalents—As of December 31, 2009, $41.6 million of restricted cash equivalents was held in trust to cover the January 2011 payment related to the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The long-term restricted cash equivalent is classified within other noncurrent assets in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2009, 2008 or 2007. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5 for details of activity affecting the allowance for doubtful accounts.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 70.4% and 76.5% of the inventories at December 31, 2009 and 2008, respectively, has been determined using the Last-In, First-Out (LIFO) method. The decrease in this percentage from 2008 is primarily related to inventory reductions in the U.S. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

Goodwill—Goodwill is reviewed annually for impairment as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations in the period identified (see Note 3).

Amortization—Certain costs to acquire and develop internal-use computer software are amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense related to internally-developed software was $18.0 million, $23.5 million and $27.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Identifiable intangible assets with indefinite lives are not amortized.

Financial Instruments—The Company uses derivative financial instruments to hedge exposures to interest rate and foreign exchange fluctuations in the ordinary course of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded in comprehensive income (loss), net of applicable income taxes, or in the results of operations, depending on the purpose for which the derivative is held. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in results of operations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in results of operations.

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

Pension and Postretirement Plans—The Company records annual income and expense amounts relating to its pension and postretirement plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. See Note 11 for further discussion.

Taxes on Income—Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes, as an adjustment to income tax expense, changes in the valuation allowance for acquired deferred tax assets after expiration of the measurement period. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is regularly audited by foreign and domestic tax authorities. These audits occasionally result in proposed assessments where the ultimate resolution might result in the Company owing additional taxes, including in some cases, penalties and interest. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s financial statements. The Company adjusts such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. See Note 12 for further discussion.

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

2009 Acquisitions

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

The PROSA and Prospectus acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, none of which is tax deductible. Based on the valuations, the final purchase price allocations for these 2009 acquisitions are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Pro Line and another immaterial printing-company acquisition were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. Based on these valuations, the final purchase price allocations are as follows:

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

The operations of these acquired businesses were complementary to the Company’s existing products and services. As a result, the addition of these businesses improved the Company’s ability to serve customers, increased capacity utilization and reduced management, procurement and manufacturing costs. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

acquisitions were recorded by allocating the cost of the assets acquired, including intangible assets and liabilities assumed, based on their estimated fair values at the acquisition dates. The excess of the cost of each acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which is tax deductible. Based on these valuations, the final purchase price allocations for all of the businesses acquired in 2007 are as follows:

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

Pro forma results

The unaudited pro forma financial information for the year ended December 31, 2008 presents the combined results of operations of the Company, PROSA, Prospectus, Pro Line and another immaterial acquisition as if each acquisition had occurred at January 1, 2008. For the year ended December 31, 2009, there was no material impact from pro forma adjustments on net sales or net loss attributable to RR Donnelley common shareholders.

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

2008
Net sales	$11,627.2
Net loss attributable to RR Donnelley common shareholders	(196.9)
Net loss per share attributable to RR Donnelley common shareholders:
Basic	$(0.94)

Diluted	$(0.94)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The unaudited pro forma financial information for 2008 includes $125.7 million for the amortization of purchased intangibles and $1,184.7 million for restructuring and impairment charges.

Note 3. Restructuring and Impairment

The Company recorded restructuring and impairment charges of $382.7 million, $1,184.7 million and $839.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. The charges in 2009 included $128.5 million for the impairment of goodwill, as well as charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. Additionally in 2009, the Company recorded restructuring charges of $78.8 million for employee termination costs, other restructuring charges, including lease termination and other facility closure costs, of $32.1 million and $24.7 million of impairment charges for other long-lived assets. The charges in 2008 included $1,125.4 million for the impairment of goodwill and intangible assets, as well as $44.1 million for employee termination costs. Additionally, in 2008, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $10.6 million, as well as $4.6 million of impairment charges for other long-lived assets. The charges in 2007 included $316.1 million for the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. In addition, the 2007 charges included $436.1 million for the impairment of goodwill associated with the business process outsourcing reporting unit within the International segment.

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

2009	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$36.5	$19.2	$55.7	$108.1	$163.8
International	40.5	124.3	164.8	45.9	210.7
Corporate	2.4	5.8	8.2	—	8.2

	$79.4	$149.3	$228.7	$154.0	$382.7

In the fourth quarter of 2009, the Company recorded a non-cash charge of $128.5 million to reflect the impairment of goodwill, of which $93.8 million and $34.7 million are reflected in the U.S. Print and Related Services and International segments, respectively. The goodwill impairment charges of $93.8 million and $34.7 million resulted from reductions in the estimated fair value of the forms and labels and Canada reporting units, respectively, based on lower expectations for revenue due to declines in business and consumer spending and continued price pressure. Because the fair value of these reporting units was below their carrying amounts including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of each reporting unit.

For the year ended December 31, 2009, the Company also recorded net restructuring and impairment charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. In addition, for the year ended December 31, 2009, the Company recorded net restructuring charges of $78.8 million for employee termination costs for 4,043 employees, of whom 3,779 were terminated as of December 31, 2009, associated with actions resulting from the reorganization of certain operations. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of two Global Turnkey Solutions manufacturing facilities, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $32.1 million for the year ended December 31, 2009. Finally, for the year ended December 31, 2009, the Company recorded $24.7 million of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, internal expertise related to the equipment and current marketplace conditions.

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

For the year ended December 31, 2008, the Company also recorded net restructuring charges of $44.1 million, for employee termination costs for 2,245 employees, all of whom were terminated as of December 31, 2009, associated with actions resulting from the reorganization of certain operations and the exiting of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $10.6 million for the year ended December 31, 2008. Finally, for the year ended December 31, 2008, the Company recorded $4.6 million of impairment charges for other long-lived assets.

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

For the year ended December 31, 2007, the Company also recorded $342.5 million for impairment of other assets, of which $316.1 million reflects the write-off of the Moore Wallace, OfficeTiger and other trade names associated with the Company’s decision in June 2007 to unify most of its printing and related service offerings under the single RR Donnelley brand. Additionally, $26.4 million relates to the impairment of other long-lived assets, of which $19.1 million relates to the write-off of capitalized customer contract set-up costs in the business process outsourcing reporting unit. In addition, charges of $49.3 million were recorded related to workforce reductions of 1,169 employees (all of whom were terminated as of December 31, 2009), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions include management changes to simplify the management reporting structure and cost structure reductions including the closing of two manufacturing facilities within the U.S. Print and Related Services segment and two manufacturing facilities within the International segment. In addition, $11.1 million of other restructuring costs, which included lease terminations in exited facilities, were recorded for the year ended December 31, 2007.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2008 and 2007, the Company recorded $2.1 million and $63.7 million, respectively of restructuring costs related to employee terminations and other costs in connection with the acquisitions of Pro Line, Cardinal Brands, Banta, Perry Judd’s and Von Hoffman.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the year ended December 31, 2009 is as follows:

	December 31, 2008	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	December 31, 2009
Employee terminations	$23.5	$79.4	$0.5	$83.0	$20.4
Other	11.1	149.3	3.5	43.4	120.5

Total	$34.6	$228.7	$4.0	$126.4	$140.9

$92.2 million of the restructuring reserve is current and included in accrued liabilities at December 31, 2009, while the long-term portion of $48.7 million, primarily related to the termination of the significant long-term customer contract referred to above and lease termination costs, is included in other noncurrent liabilities at December 31, 2009.

The Company anticipates payments associated with employee terminations will be substantially completed by the end of 2010.

The restructuring liabilities classified as “other” consist of the estimated remaining payments related to the termination of the significant long-term customer contract referred to above, lease termination costs and other facility closing costs. The Company paid $57.5 million in January 2010 and expects to pay approximately $41.6 million as of December 31, 2009, subject to changes in foreign exchange rates, in January 2011, related to the termination of the significant long-term customer contract. The Company transferred funds to long-term restricted cash within other noncurrent assets in December 2009 for the January 2011 payment. Payments on certain lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2009 and 2008 was as follows:

	U.S. Print and Related Services	International	Total
Net book value at January 1, 2008
Goodwill	$2,952.5	$1,317.2	$4,269.7
Accumulated impairment losses	(408.0)	(596.8)	(1,004.8)

Total	2,544.5	720.4	3,264.9

Acquisitions	33.1	—	33.1
Foreign exchange and other adjustments	(7.8)	(64.2)	(72.0)
Impairment charge	(376.4)	(423.7)	(800.1)

Net book value at December 31, 2008
Goodwill	2,977.8	1,253.0	4,230.8
Accumulated impairment losses	(784.4)	(1,020.5)	(1,804.9)

Total	2,193.4	232.5	2,425.9

Acquisitions	—	6.5	6.5
Foreign exchange and other adjustments	(0.2)	29.6	29.4
Impairment charges	(93.8)	(34.7)	(128.5)

Net book value at December 31, 2009
Goodwill	2,977.6	1,289.1	4,266.7
Accumulated impairment losses	(878.2)	(1,055.2)	(1,933.4)

Total	$2,099.4	$233.9	$2,333.3

In the fourth quarters of 2009 and 2008, the Company recorded non-cash charges of $128.5 million and $800.1 million, respectively, to reflect impairment of goodwill. See Note 3 for further discussion regarding these impairment charges. Also, during the third quarter of 2008, the Company finalized its valuation of certain tax contingencies related to the 2006 acquisition of OfficeTiger. As a result, the Company recorded reductions of $15.0 million to goodwill and accrued liabilities. OfficeTiger’s operations are included in the International segment.

The components of other intangible assets at December 31, 2009 and 2008 were as follows:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Book Value	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Book Value
Trademarks, licenses and agreements	$25.6	$(22.3)	$3.3	$21.9	$(21.9)	$—
Patents	98.3	(71.4)	26.9	98.3	(59.1)	39.2
Customer relationship intangibles	1,125.0	(440.1)	684.9	1,106.2	(347.1)	759.1
Trade names	21.4	(7.2)	14.2	19.4	(4.7)	14.7

Total amortizable purchased intangible assets	1,270.3	(541.0)	729.3	1,245.8	(432.8)	813.0
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,288.4	$(541.0)	$747.4	$1,263.9	$(432.8)	$831.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

(1)	Includes foreign exchange. Certain prior year amounts have been reclassified to reflect the Company’s current presentation of intangible assets.

In the fourth quarter of 2008, the Company recorded a non-cash charge of $325.3 million to reflect impairment of customer relationship intangible assets in the business process outsourcing reporting unit.

During the years ended December 31, 2009 and 2008, the Company recorded additions to intangible assets of $11.6 million and $17.3 million, respectively. The components of other intangible assets acquired during 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$3.6	5.5	$—	—
Customer relationship intangibles	8.0	8.0	15.6	6.4
Indefinite-lived trade names	—	—	1.7	—

Total additions	$11.6		$17.3

Amortization expense for other intangibles was $99.1 million, $123.3 million and $119.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2009:

Amount
2010	$99.0
2011	98.1
2012	85.4
2013	83.1
2014	80.6
2015 and thereafter	283.1

Total	$729.3

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Balance, beginning of year	$80.5	$63.6	$79.8
Provisions charged to expense	19.7	52.1	11.2
Write-offs and other	(29.9)	(35.2)	(27.4)

Balance, end of year	$70.3	$80.5	$63.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 6. Inventories

The components of the Company’s inventories at December 31, 2009 and 2008 were as follows:

	2009	2008
Raw materials and manufacturing supplies	$229.9	$311.3
Work in process	190.1	183.2
Finished goods	219.6	296.6
LIFO reserve	(77.8)	(95.4)

Total	$561.8	$695.7

The Company recognized a LIFO benefit of $17.6 million in 2009 and LIFO expense of $30.6 million and $0.4 million in 2008 and 2007, respectively.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2009 and 2008 were as follows:

	2009	2008
Land	$89.6	$91.6
Buildings	1,140.0	1,143.1
Machinery and equipment	6,001.7	5,935.3

	7,231.3	7,170.0
Less: Accumulated depreciation	(4,959.9)	(4,606.0)

Total	$2,271.4	$2,564.0

During the years ended December 31, 2009, 2008 and 2007, depreciation expense was $461.6 million, $493.8 million and $451.1 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $8.7 million and $5.9 million at December 31, 2009 and 2008, respectively, which were included in current assets in the Consolidated Balance Sheets at December 31, 2009 and 2008 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are forward contracts which are valued using market exchange rates. See Note 14 for further discussion on the fair value of the Company’s forward contracts as of December 31, 2009 and 2008.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition and still held at December 31, 2009 are summarized below:

	Impairment charge	Fair value measurement (Level 3)	December 31, 2009 net book value
Long-lived assets held and used(1)	$20.2	$4.0	$3.8
Long-lived assets held for sale(2)	5.0	6.5	6.1
Goodwill(3)	128.5	184.2	184.9

Total	$153.7	$194.7	$194.8

(1)	Long-lived assets held and used with a carrying amount of $24.2 million were written down to their fair value of $4.0 million, resulting in an impairment charge of $20.2 million for the year. The fair values of machinery and equipment, used for measuring impairment, were determined using Level 3 inputs and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to equipment and current marketplace conditions.
(2)	Long-lived assets held for sale with a carrying amount of $11.1 million were written down to their fair value of $6.5 million, less costs to sell of $0.4 million, resulting in an impairment charge of $5.0 million and a net book value of $6.1 million. The fair values of the land and buildings classified as held for sale were determined using Level 3 inputs and were estimated based on discussions with real estate brokers, review of comparable properties, if available, and internal expertise related to the current marketplace conditions.
(3)	Goodwill for the forms and labels and Canada reporting units with a carrying amount of $257.4 million and $55.3 million, respectively, was written down to its implied fair value of $163.6 million and $20.6 million, respectively, resulting in a combined impairment charge of $128.5 million for the year. The determination of the goodwill impairment was based on Level 3 inputs, which included discounted cash flow analyses, comparable marketplace fair value data, as well as management’s assumptions in valuing significant tangible and intangible assets. See Note 3 for further discussion on the factors leading to the recognition of the impairment.

See Note 11 for the fair value of the Company’s pension and other postretirement plan assets and Note 13 for the fair value of the Company’s debt.

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Employee-related liabilities	$202.7	$231.6
Restructuring liabilities	92.2	30.0
Deferred revenue	151.4	153.5
Other	367.1	380.6

Total accrued liabilities	$813.4	$795.7

Employee-related liabilities consist primarily of payroll, incentive compensation, sales commission and employee benefit accruals. Other accrued liabilities include income and other tax liabilities, interest expense accruals and miscellaneous operating accruals. The increase in restructuring liabilities is related to the termination of the long-term customer contract. The Company paid $57.5 million of this liability in January 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 10. Commitments and Contingencies

As of December 31, 2009, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $54.5 million. Of this total, approximately $49.5 million has been committed. In addition, as of December 31, 2009, the Company has a commitment of $20.4 million for severance payments related to restructuring activities and $99.0 million for the termination of the long-term customer contract, of which $57.5 million was paid in January 2010 and $41.6 million, subject to changes in foreign exchange rates, will be paid in January 2011. The Company transferred $43.7 million to restricted cash within other noncurrent assets on the Consolidated Balance Sheets in December 2009 for the January 2011 payment. The Company also has contractual commitments of approximately $215.3 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. As of December 31, 2009, the Company was committed to purchase $12.3 million of natural gas under these contracts.

Future minimum rental commitments under non-cancelable operating leases are as follows:

Year Ended December 31	Amount
2010	$137.4
2011	108.8
2012	84.5
2013	66.5
2014 and thereafter	228.4

$625.6

The Company has non-cancelable operating lease commitments totaling $625.6 million extending through various periods to 2052. Rent expense was $215.0 million, $219.8 million and $219.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Note 11. Retirement Plans

The Company sponsors various funded and unfunded pension plans for most of its full-time employees in the U.S., Canada and certain international locations. The Company also participates in various multi-employer pension plans. Benefits are generally based upon years of service and compensation. These plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all qualified plans using actuarial cost methods and assumptions acceptable under government regulations. Most of the Company’s regular full-time U.S. employees become eligible for these benefits at or after reaching age 50 while working for the Company and having 5 years of vested service.

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

The pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of active plan participants.

The components of the net periodic benefit expense (income) and total expense (income) are as follows:

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$70.1	$86.3	$93.1	$10.3	$12.4	$12.6
Interest cost	177.6	168.8	153.2	31.0	30.3	29.1
Expected return on plan assets	(256.2)	(267.3)	(243.4)	(15.5)	(16.3)	(15.2)
Amortization of prior service credit	(5.3)	(5.2)	(7.3)	(14.6)	(14.6)	(14.6)
Amortization of actuarial loss	8.9	0.6	3.8	(2.6)	0.1	5.5

Net periodic benefit expense (income)	(4.9)	(16.8)	(0.6)	8.6	11.9	17.4
Curtailments	—	(0.1)	(5.2)	—	—	—
Special termination benefit cost	—	—	0.6	—	—	—

Total expense (income)	$(4.9)	$(16.9)	$(5.2)	$8.6	$11.9	$17.4

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	6.8%	6.4%	5.7%	6.9%	6.3%	5.8%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected return on plan assets	8.3%	8.3%	8.4%	8.0%	8.0%	7.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Benefit obligation at beginning of year	$2,672.8	$2,702.4	$466.9	$500.2
Service cost	70.1	86.3	10.3	12.4
Interest cost	177.6	168.8	31.0	30.3
Plan participants’ contributions	1.3	1.8	19.5	22.0
Medicare reimbursements	—	—	3.0	3.3
Acquisitions and other	—	40.2	—	—
Actuarial loss (gain)	348.9	(64.8)	24.8	(46.7)
Curtailments and settlements	—	(17.4)	—	—
Foreign currency translation	39.8	(85.1)	3.9	(5.2)
Benefits paid	(142.4)	(159.4)	(45.7)	(49.4)

Benefit obligation at end of year	$3,168.1	$2,672.8	$513.7	$466.9

Fair value of plan assets at beginning of year	$2,191.4	$3,384.6	$160.2	$232.0
Actual return on assets	548.6	(1,031.4)	20.7	(65.8)
Acquisitions and other	(0.3)	41.7	—	—
Employer contributions	22.2	39.8	24.9	21.4
Plan participants’ contributions	1.3	1.8	22.5	22.0
Settlements	—	(17.4)	—	—
Foreign currency translation	33.6	(68.3)	—	—
Benefits paid	(142.4)	(159.4)	(45.7)	(49.4)

Fair value of plan assets at end of year	$2,654.4	$2,191.4	$182.6	$160.2

Funded status at end of year	$(513.7)	$(481.4)	$(331.1)	$(306.7)

The accumulated benefit obligation for all defined benefit pension plans was $3,091.3 million and $2,616.7 million at December 31, 2009 and December 31, 2008, respectively.

Amounts recognized on the Consolidated Balance Sheets as of December 31, 2009 and 2008 are reflected in the following table.

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Prepaid pension cost (included in other noncurrent assets)	$1.8	$15.6	$—	$—
Accrued benefit cost (included in accrued liabilities)	(5.7)	(5.5)	(6.6)	(14.8)
Pension liability	(509.8)	(491.5)	—	—
Postretirement benefits	—	—	(324.5)	(291.9)

Net liability recognized in the consolidated balance sheets	$(513.7)	$(481.4)	$(331.1)	$(306.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The amounts in accumulated other comprehensive loss on the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 and 2008 are as follows:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Accumulated other comprehensive (income) loss
Net actuarial loss	$1,102.8	$1,046.3	$46.8	$25.5
Net transition obligation	0.3	0.2	—	—
Net prior service credit	(48.3)	(53.6)	(38.6)	(53.2)

Total	$1,054.8	$992.9	$8.2	$(27.7)

The amounts recognized in other comprehensive income in 2009 as components of net periodic benefit costs are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial (gain) loss	$(8.9)	$2.6
Net prior service credit	5.3	14.6
Amounts arising during the period:
Net actuarial loss	55.4	19.6
Foreign currency loss (gain)	10.1	(0.9)

Total	$61.9	$35.9

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

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$30.8	$1.3
Net prior service credit	(5.3)	(10.8)

Total	$25.5	$(9.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides the weighted average assumptions used to determine the benefit obligation at the measurement date:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Discount rate	6.0%	6.8%	5.7%	6.9%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%
Health care cost trend:
Current
Pre-Age 65	—	—	7.0%	8.6%
Post-Age 65	—	—	7.0%	9.7%
Ultimate	—	—	6.0%	6.0%

Summary of under-funded or unfunded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2009 and 2008:

	Pension Benefits
	2009	2008
Projected benefit obligation	$3,161.9	$2,669.3
Fair value of plan assets	2,645.0	2,172.3

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2009	2008
Accumulated benefit obligation	$3,084.6	$2,612.7
Fair value of plan assets	2,643.6	2,171.3

The current health care cost trend rate gradually declines through 2019 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$0.5	$(0.5)
Postretirement benefit obligation	6.2	(5.6)

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

The Company expects to make cash contributions of approximately $21.8 million to its pension plans and approximately $10.5 million to its postretirement plans in 2010, and additional non-required contributions could be made. While the Company cannot currently estimate the amount of pension plan contributions that will be required in 2011 and future years, larger contributions to the pension plans could be necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. During the years ended December 31, 2009 and 2008, the Company received approximately $3.0 million and $3.3 million, respectively, in Medicare reimbursements. Cash flow from the subsidy is expected to be approximately $1.4 million in 2010.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Medicare Subsidy Reimbursements
2010	$157.9	$34.9	$1.4
2011	160.8	35.8	1.4
2012	166.4	36.0	1.4
2013	171.9	36.8	1.4
2014	178.1	37.5	1.4
2015-2019	1,032.5	193.4	6.3

Employee 401(k) Savings Plans—The Company maintains savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for these plans. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company generally matches a percentage of a participating employee’s before-tax contributions. The Company suspended its 401(k) match for 2009. The total expense attributable to the match was $20.6 million and $27.8 million in 2008 and 2007, respectively.

Plan Assets

The Company employs a total return investment approach for its pension and postretirement benefit plans, whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 75% for equity and other securities and approximately 25% for fixed income.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2009 and 2008:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets are classified as Level 1.

Equity—The values of individual equity securities were based on quoted prices in active markets. As such, these assets are classified as Level 1. Additionally, the Company invests in certain equity funds that are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

valued at calculated net asset value per share (“NAV”), but are not quoted on active markets. As such, these assets were classified as Level 2.

Fixed income—Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. Inputs to the valuation models include utilizing dealer quotes, analyzing market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2. The Company also invests in certain fixed income funds that were priced on active markets and were classified as Level 1.

Derivatives and other—This category includes assets and liabilities that are futures or swaps traded on a primary exchange and are priced by multiple providers. Accordingly, the Company classified these assets and liabilities as Level 1. This category also includes various other assets in which carrying value approximates fair value.

Real estate—The fair market value of real estate investment trusts is based on observable inputs for similar assets in active markets, for instance, appraisals and market comparables. Accordingly, the real estate investments were categorized as Level 2. The Company also invests in certain exchange traded real estate investment trust funds that were classified as Level 1.

Private equity—Includes the Company’s interest in various private equity funds that are valued by the investment manager on a periodic basis with models that use market, income and cost valuation methods. The valuation inputs are not highly observable, and these interests are not actively traded on an open market. Accordingly, this interest was categorized as Level 3.

Guaranteed investment contract—Includes various insurance contracts that have a contractual value that is a function of the number of units and unit value for each of these investment options, but is not a direct, look-through ownership interest. The accounts are predominately invested in equity securities that are priced on the active markets in which the security is traded. As such, these assets are classified as Level 2.

The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts. The Company invests in various assets in which valuation is determined by NAV. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption on these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$37.3	$37.3	$—	$—
Equity	1,736.2	1,422.3	313.9	—
Fixed income	735.9	211.2	524.7	—
Derivatives and other	2.9	0.7	2.2	—
Real estate	62.4	5.9	56.5	—
Private equity	6.9	—	—	6.9
Guaranteed investment contracts	72.8	—	72.8	—

Total	$2,654.4	$1,677.4	$970.1	$6.9

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2009, by asset category are as follows:

Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$0.9	$0.9	$—	$—
Equity	10.6	10.6	—	—
Derivatives and other	8.2	8.2	—	—
Guaranteed investment contracts	162.9	—	162.9	—

Total	$182.6	$19.7	$162.9	$—

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets:

Private Equity
Balance at January 1, 2009	$2.5
Unrealized losses	(1.0)
Purchases, sales and settlements	5.4

Balance at December 31, 2009	$6.9

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from continuing operations before income taxes for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
U.S.	$123.9	$200.5	$516.3
Foreign	(30.8)	(469.8)	(424.9)

Total	$93.1	$(269.3)	$91.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Federal:
Current	$95.0	$(49.0)	$189.8
Deferred	(35.5)	2.4	(1.0)
State:
Current	21.1	16.2	17.2
Deferred	(2.5)	(3.6)	(18.7)
Foreign:
Current	52.5	52.6	18.7
Deferred	(16.1)	(102.5)	(69.5)

Total	$114.5	$(83.9)	$136.5

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
International reorganization	16.9	89.4	—
Restructuring and impairment charges	91.6	(113.7)	172.7
Foreign tax rate differential	(51.7)	7.0	(50.5)
State and local income taxes, net of U.S. federal income tax benefit	10.2	(8.3)	16.3
Adjustment of uncertain tax positions	6.5	6.9	(14.4)
Adjustment of interest on uncertain tax positions	(4.7)	3.6	14.9
Change in valuation allowances	27.6	5.4	(9.3)
Domestic manufacturing deduction	(7.1)	—	(11.5)
Other	(1.3)	5.9	(3.9)

Effective income tax rate	123.0%	31.2%	149.3%

Included in 2009 is an expense of $15.6 million relating to the reorganization of certain entities within the international segment.

Included in 2008 is a benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and $38.0 million from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal income tax audits for the years 2000-2002.

Included in 2007 is a benefit of $9.3 million from the reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Pensions and postretirement	$321.7	$304.3
Accrued liabilities	193.5	148.6
Net operating loss and other tax carryforwards	306.8	277.0
Other	90.0	89.1

Total deferred tax assets	912.0	819.0
Valuation allowance	(277.5)	(224.7)

Net deferred tax assets	$634.5	$594.3

Deferred tax liabilities:
Intangible assets	$328.8	$350.9
Accelerated depreciation	295.6	298.1
Investments	8.7	15.1
Other	46.2	54.6

Total deferred tax liabilities	679.3	718.7

Net deferred tax liabilities	$44.8	$124.4

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate on a jurisdiction by jurisdiction basis.

As of December 31, 2009, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $17.2 million and $289.6 million, respectively ($67.5 million and $209.5 million, respectively, at December 31, 2008), of which $190.4 million expire between 2010 and 2019. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2009, the valuation allowance increased $52.8 million, of which $36.8 million related to the net operating loss resulting from the termination of a significant long-term customer contract that will not be fully realized.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries, because such excess is considered to be permanently reinvested in those operations.

Cash payments for income taxes were $198.9 million, $241.6 million and $191.1 million in 2009, 2008 and 2007, respectively. Cash refunds for income taxes were $164.1 million, $9.2 million and less than $0.1 million in 2009, 2008 and 2007, respectively.

The Company’s income taxes payable for federal and state purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to RR Donnelley shareholders’ equity and amounted to $0.4 million in 2008 and $20.2 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

For the year ended December 31, 2009, the changes in other comprehensive income were net of tax benefits of $36.2 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost and net of tax provisions of $1.5 million related to changes in the fair value of derivatives. For the year ended December 31, 2008, the changes in other comprehensive income were net of tax benefits of $493.1 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost, as well as net of tax provisions of $13.0 million related to unrealized foreign currency gains and $1.3 million related to changes in the fair value of derivatives. For the year ended December 31, 2007, the changes in other comprehensive income were net of tax provisions of $72.8 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost, as well as net of tax benefits of $5.1 million related to unrealized foreign currency losses and $0.9 million related to changes in the fair value of derivatives.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Balance at beginning of year	$162.9	$212.2	$224.9
Additions for tax positions of the current year	19.2	19.3	8.4
Additions for tax positions of prior years	2.4	14.1	10.0
Reductions for tax positions of prior years	(3.5)	(48.1)	(0.9)
Settlements during the year	(1.5)	(17.2)	(6.2)
Lapses of applicable statutes of limitations	(7.3)	(12.5)	(27.6)
Foreign exchange and other	4.2	(4.9)	3.6

Balance at end of year	$176.4	$162.9	$212.2

As of December 31, 2009, 2008 and 2007, the Company had $176.4 million, $162.9 million and $212.2 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $127.3 million as of December 31, 2009, if recognized, would have decreased income taxes, the corresponding effective income tax rate and net loss. This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items. The Company recognized $0.6 million and $0.9 million of previously unrecognized state and international tax benefits, respectively, due to settlements during the year. The Company recognized $1.8 million, $8.5 million and $0.4 million of previously unrecognized federal, state and international tax benefits, due to the expiration of statutes of limitations and resolution of audits during the year. As a result, the Company recorded $10.9 million as a decrease in income tax expense for the year ended December 31, 2009.

As of December 31, 2009, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $17.8 million due to resolution of audits or expirations of statutes of limitations related to U.S. federal and state tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to remaining tax uncertainties recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 was $6.2 million, $8.9 million and $13.9 million, respectively. Additionally, for the year ended December 31, 2009, the Company recorded a reduction of $8.3 million in the interest component of income tax expense resulting from adjustments to its estimate of accumulated interest associated with income tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

uncertainties. Penalties in the amount of $0.7 million, $1.0 million and $1.4 million, respectively, were recognized for the years ended December 31, 2009, 2008 and 2007. Accrued interest of $52.1 million and $65.8 million related to income tax uncertainties were reported as a component of other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. Accrued penalties of $5.8 million and $3.4 million related to income tax uncertainties were reported in other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

The Company has tax years from 2000 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. The Company’s tax holiday agreements expire from 2010 through 2011. The aggregate effect on income tax expense in 2009, 2008 and 2007, as a result of these agreements, was approximately $10.6 million, $15.3 million and $15.0 million, respectively.

Note 13. Debt

The Company’s debt at December 31, 2009 and 2008 consists of the following:

	2009	2008
Commercial paper	$—	$289.8
Credit facility borrowings	—	200.0
3.75% senior notes due April 1, 2009	—	400.0
4.95% senior notes due May 15, 2010	325.7	499.6
5.625% senior notes due January 15, 2012	158.5	624.5
4.95% senior notes due April 1, 2014	599.0	598.8
5.50% senior notes due May 15, 2015	499.6	499.5
8.60% senior notes due August 15, 2016	345.3	—
6.125% senior notes due January 15, 2017	621.5	621.0
11.25% senior notes due February 1, 2019	400.0	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.2
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	23.7	44.6

Total debt	3,322.4	4,126.8
Less: current portion	(339.9)	(923.5)

Long-term debt	$2,982.5	$3,203.3

The fair value of debt was determined to be Level 2 under the fair value hierarchy and was based upon the interest rates available to the Company for borrowings with similar terms and maturities. The fair value of the Company’s debt was greater than its book value by approximately $177.9 million at December 31, 2009 and lower by $556.2 million at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

On January 14, 2009, the Company issued $400.0 million of 11.25% senior notes due February 1, 2019. The net proceeds from the offering were used to pay down short-term debt. If the Company experiences certain downgrades in its credit ratings, these notes would be subject to a coupon step-up resulting in higher interest payments.

On August 26, 2009, the Company issued $350.0 million of 8.60% senior notes due August 15, 2016. The net proceeds from the offering, along with borrowings under the Company’s revolving credit facility (the “Facility”) and cash on hand, were used to repurchase $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010. These repurchases resulted in a pre-tax loss on debt extinguishment of $10.3 million, which is reflected in investment and other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2009.

As of December 31, 2009, the Company had no borrowings outstanding under the Facility. The weighted average interest rate on borrowings during the year ended December 31, 2009 was 1.3%.

Additionally, the Company had $138.7 million in credit facilities (the “Foreign Facilities”) at its foreign locations, most of which are uncommitted. As of December 31, 2009 and 2008, total borrowings under the Facility and the Foreign Facilities (the “Combined Facilities”) were $12.7 million and $231.9 million, respectively. As of December 31, 2009, the Company had $44.1 million in outstanding letters of credit, of which $37.8 million reduced availability under the Combined Facilities. At December 31, 2009, approximately $2.1 billion was available under the Company’s Combined Facilities, of which the Company may borrow an additional $1.4 billion, as borrowings above $1.4 billion would cause the Company to violate certain debt covenants in the Facility.

The Company was in compliance with its debt covenants as of December 31, 2009, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2010 and the foreseeable future.

At December, 31, 2009, the future maturities of debt, including capitalized leases, consisted of the following:

Amount
2010	$339.9
2011	1.6
2012	160.1
2013	0.8
2014	600.9
2015 and thereafter	2,229.7

Total	$3,333.0

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2009	2008	2007
Interest incurred	$246.6	$240.6	$242.9
Less: interest income	(9.9)	(11.7)	(12.1)
Less: interest capitalized as property, plant and equipment	(2.1)	(2.5)	(3.5)

Interest expense, net	$234.6	$226.4	$227.3

Interest paid was $226.5 million, $223.8 million and $185.3 million in 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 14. Derivatives

All derivatives are recorded as other assets or other liabilities on the Consolidated Balance Sheets at their respective fair values with unrealized gains and losses recorded in other comprehensive income (loss), net of applicable income taxes, or in the Consolidated Statements of Operations, depending on the purpose for which the derivative is held. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the Consolidated Statements of Operations.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts and cross-currency swaps to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts and cross-currency interest rate swaps are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at December 31, 2009 and 2008 was $437.0 million and $299.4 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

At December 31, 2009 and 2008, the total fair value of the Company’s forward contracts and the accounts in the Consolidated Balance Sheets in which the fair value amounts are included are shown below:

Derivatives not designated as hedges	2009	2008
Prepaid expenses and other current assets	$1.3	$9.7
Accrued liabilities	6.8	3.0

The pre-tax gains (losses) related to derivatives not designated as hedges recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Consolidated Statements of Operations	2009	2008	2007
Foreign exchange forward contracts	Selling, general and administrative expenses	$(13.7)	$—	$1.0

Total gain (loss) recognized in the consolidated statements of operations		$(13.7)	$—	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The pre-tax gains (losses) related to derivatives designated as hedges for the years ended December 31, 2009 and 2008 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Cash Flow Hedges
Cross-currency swaps	$—	$68.6	Investment and other income (expense)	$—	$68.2	Investment and other income (expense)	$—	$(9.9)
Interest rate lock	—	—	Interest expense—net	(1.1)	(1.6)	Interest expense—net	—	—
Interest rate lock	—	—	Investment and other income (expense)	—	—	Investment and other income (expense)	(2.7)	—

Total gain (loss)	—	68.6		(1.1)	66.6		(2.7)	(9.9)
Net Investment Hedge
Cross-currency swaps	—	21.9	Investment and other income (expense)	—	21.2	Investment and other income (expense)	—	—

Total gain (loss)	$—	$90.5		$(1.1)	$87.8		$(2.7)	$(9.9)

The pre-tax gains (losses) related to derivatives designated as hedges for the year ended December 31, 2007 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)	Classification of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Cross-currency swaps	$8.0	Investment and other income (expense)	$7.4	Investment and other income (expense)	$—
Interest rate lock	—	Interest expense—net	(1.6)	Interest expense—net	—
Interest rate lock	—	Investment and other income (expense)	—	Investment and other income (expense)	—

Total gain (loss)	8.0		5.8		—
Net Investment Hedge
Cross-currency swaps	(21.8)	Investment and other income (expense)	(22.9)	Investment and other income (expense)	1.1

Total gain (loss)	$(13.8)		$(17.1)		$1.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Terminated Derivatives

In October 2008, the Company terminated its outstanding cross-currency swaps with a notional amount of $1,130.8 million, which were used to hedge against fluctuations in currency rates of the British pound sterling and Euro. This termination resulted in net pre-tax cash proceeds to the Company of $22.5 million and recognition of a pre-tax loss of $9.9 million during 2008. These cross-currency swaps consisted of British pound sterling (“GBP”) swaps, which exchanged GBP for U.S. dollars, Eurodollar (“EUR”) swaps, which exchanged EUR for U.S. dollars and GBP swaps, which exchanged GBP for EUR. These swaps required the Company to pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the U.S. dollar notional amount and pay a fixed interest rate on the GBP notional amount and receive a fixed interest rate on the EUR notional amount, respectively.

In May 2005, the Company terminated its interest rate lock agreements which were used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive income, which was being recognized in interest expense over the term of the hedged forecasted interest payments. During the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were hedged as part of the interest rate lock agreements. A pre-tax loss of $2.7 million was reclassified from accumulated other comprehensive income to investment and other expense in the Consolidated Statements of Operations as a result of the change in expected forecasted interest payments for the senior notes due May 15, 2010. At December 31, 2009, a balance of $2.6 million remains in accumulated other comprehensive income, of which $0.4 million is expected to be reclassified to interest expense over the next year.

Note 15. Guarantees

The Company has unconditionally guaranteed the repayment of certain loans and related interest and fees for certain of its consolidated subsidiaries. The guarantees continue until the loans, including accrued interest and fees, have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts plus related interest and fees. Additionally, the maximum amount of the guarantees, certain of which are denominated in foreign currencies, will vary based on fluctuations in foreign exchange rates. As of December 31, 2009, the maximum principal amount guaranteed was approximately $80.2 million.

Note 16. Earnings per Share

	2009	2008	2007
Numerator:
Net loss attributable to RR Donnelley common shareholders	$(27.3)	$(189.9)	$(48.9)
Denominator:
Weighted average number of common shares outstanding	205.2	210.2	218.0
Dilutive options and awards(a)	—	—	—

Diluted weighted average number of common shares outstanding	205.2	210.2	218.0

Net loss per share attributable to RR Donnelley common shareholders:
Basic	$(0.13)	$(0.90)	$(0.22)

Diluted	$(0.13)	$(0.90)	$(0.22)

Cash dividends paid per common share	$1.04	$1.04	$1.04

(a)

Diluted net loss per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

ended December 31, 2009, 2008 and 2007, common stock equivalents of 9.7 million, 5.4 million and 4.9 million, respectively, were excluded as their effect would be anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, restricted stock units of 5.5 million, 1.8 million and 1.4 million, respectively, were excluded as their effect would be anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, options to purchase 4.2 million shares, 3.6 million shares and 3.5 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

During the year ended December 31, 2009, no shares of common stock were purchased by the Company in the open market. During the year ended December 31, 2008, the Company purchased in the open market 10.0 million shares of its common stock at a total cost of $278.8 million. During the year ended December 31, 2007, the Company purchased in the open market approximately 7.7 million shares of its common stock at a total cost of $309.5 million.

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

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $24.0 million, $21.9 million and $27.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax benefit related to share-based compensation expense was $9.6 million, $8.8 million and $11.2 million for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, $32.7 million of total unrecognized compensation cost related to share-based compensation is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized share-based compensation cost to be recognized in future periods as of December 31, 2009 does not consider the effect of share-based awards that may be issued in subsequent periods.

During the year ended December 31, 2007, the Company executed separation agreements with certain members of management. The agreements stated that all remaining unvested share-based awards previously granted to these individuals became fully vested upon their separation date. The Company recorded $3.3 million of restructuring expense to recognize the remaining unvested portion of these awards for the year ended December 31, 2007. In addition, the Company recorded $0.5 million for the year ended December 31, 2007, of incremental restructuring expense upon the modification of these awards to reflect their increase in fair value from the grant date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

RR Donnelley 2004 Performance Incentive Plan

The 2004 Performance Incentive Plan (the “2004 PIP”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2004 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There are 17 million shares of common stock of the Company reserved and authorized for issuance under the 2004 PIP, as amended.

General Terms of Awards

Under various incentive plans, the Company has granted certain employees non-qualified stock options, restricted stock units and performance share units. The Human Resources Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2004 PIP is ten years. At December 31, 2009, there were 5.9 million shares of common stock authorized and available for grant under the 2004 PIP.

For all of the Company’s stock options outstanding at December 31, 2009, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while options granted between November 2004 and December 2006 expire five years from the date of grant.

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

The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. Director restricted stock units granted after January 2009 vest ratably over three years from the date of grant with the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. Awards granted between January 2008 and January 2009 vest ratably over three years from the date of grant and were amended in May 2009 to provide the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. For awards granted prior to January 2008, one-third of the restricted stock units vest on the third anniversary of the grant date, and the remaining two-thirds of the restricted stock units vest upon termination of the holder’s service on the Board of Directors; the holder could also elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the Board of Directors. In the event of termination of service on the Board of Directors prior to a vesting date, all restricted stock units will vest. All awards granted prior to December 31, 2007 are payable in shares of common stock or cash. In 2009, the option to have awards paid in cash was removed for awards granted in 2008 and future years. Awards that may be paid in cash are classified as liability awards due to their expected settlement in cash, and are included in accrued liabilities in the Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period. Awards payable only in shares are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the grant date fair value of awards.

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

Stock Options

The Company granted 1,520,468, 754,000 and 470,000 stock options in the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of the stock options was determined using the following assumptions:

	2009	2008	2007
Expected volatility	29.67%	22.78%	20.34%
Risk-free interest rate	2.27%	2.96%	4.52%
Expected life (years)	6.25	6.25	7.00
Expected dividend yield	3.63%	3.31%	2.85%

The grant date fair value of options granted was $1.47, $5.63 and $7.84 for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table is a summary of the Company’s 2009 stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2008	3,624	$28.76	5.1	$0.7
Granted	1,520	7.09	9.2
Exercised	(74)	19.79
Cancelled/forfeited/expired	(902)	32.70

Outstanding at December 31, 2009	4,168	$20.17	6.4	$26.6
Vested and expected to vest at December 31, 2009	4,168	$20.17	6.4	$26.6
Exercisable at December 31, 2009	824	$18.04	2.0	$3.5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2009 and 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 and 2008. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was $0.1 million and $1.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Compensation expense recognized related to stock options for the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $2.5 million and $2.4 million, respectively. As of December 31, 2009, $5.2 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.3 years.

Cash received from the option exercises as of and for the year ended December 31, 2009, 2008 and 2007 was $1.5 million, $1.8 million and $95.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.1 million, $0.4 million and $20.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Excess tax benefits on stock option exercises shown as financing cash inflows as a component in issuance of common stock, net in the Consolidated Statements of Cash Flows were $0.1 million and $9.6 million for the years ended December 31, 2008 and 2007, respectively. There were no excess tax benefits on stock option exercises for the year ended December 31, 2009.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2009 and 2008, and changes during the year ended December 31, 2009 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2008	1,797	$30.47
Granted	4,200	5.83
Vested	(385)	32.36
Forfeited	(132)	20.68

Nonvested at December 31, 2009	5,480	$11.08

Compensation expense recognized related to restricted stock units was $21.6 million, $21.3 million and $21.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $27.5 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2009, approximately 5.5 million restricted stock unit awards, with a weighted-average grant date fair value of $11.08, are expected to vest over a weighted-average period of 2.3 years.

Performance Share Unit Awards

No performance share unit awards were granted during the years ended December 31, 2009 and 2008. During the year ended December 31, 2007, the Company granted performance share unit awards to certain executive officers. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. Should certain performance targets be achieved, the amount payable under these awards could have reached 250% of the initial award. The performance period ended December 31, 2009 and the minimum performance targets for these awards were not reached. Therefore, no shares were awarded pursuant to these units and the units expired per the terms of the awards.

There was no compensation expense recognized related to performance share unit awards for the year ended December 31, 2009. During 2008, compensation expense related to the awards granted in 2007 was reversed in the amount of $1.9 million, because the Company no longer expected the required performance targets to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

achieved. No additional 2008 expense was recorded. Compensation expense recognized related to performance share unit awards for the year ended December 31, 2007 was $3.9 million.

Board of Directors Awards

At December 31, 2009, 2008 and 2007, approximately 386,000, 223,000 and 226,000, respectively, restricted stock units issued to directors were outstanding. For the years ended December 31, 2009 and 2007, the compensation expense recorded for these restricted stock units was $0.9 million and $2.6 million, respectively. For the year ended December 31, 2008, the Company recorded income of $3.0 million due to declines in the Company’s stock price.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plan. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. During the year ended December 31, 2008, the Company purchased in the open market 10 million shares of its common stock at a total cost of $278.8 million. On October 29, 2008, the Company’s Board of Directors approved a new share repurchase program, authorizing the repurchase of up to 10 million shares. As of December 31, 2009, no shares had been repurchased under this program.

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

The U.S. Print and Related Services segment accounted for approximately 75% of the Company’s consolidated net sales in 2009.

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

The International segment accounted for approximately 25% of the Company’s consolidated net sales in 2009.

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

	Total Sales	Intersegment Sales	Net Sales	Income (loss) from continuing operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2009
U.S. Print and Related Services	$7,464.5	$(27.5)	$7,437.0	$489.2	$6,317.5	$422.2	$101.4
International	2,477.1	(56.7)	2,420.4	(36.0)	2,221.8	122.6	60.9

Total operating segments	9,941.6	(84.2)	9,857.4	453.2	8,539.3	544.8	162.3
Corporate(1)	—	—	—	(108.9)	208.3	34.2	32.7

Total continuing operations	$9,941.6	$(84.2)	$9,857.4	$344.3	$8,747.6	$579.0	$195.0

Year ended December 31, 2008
U.S. Print and Related Services	$8,722.9	$(18.7)	$8,704.2	$708.9	$7,108.3	$432.9	$187.9
International	2,937.0	(59.6)	2,877.4	(564.6)	1,975.6	166.4	104.4

Total operating segments	11,659.9	(78.3)	11,581.6	144.3	9,083.9	599.3	292.3
Corporate(1)	—	—	—	(184.8)	410.4	41.3	30.6

Total continuing operations	$11,659.9	$(78.3)	$11,581.6	$(40.5)	$9,494.3	$640.6	$322.9

Year ended December 31, 2007
U.S. Print and Related Services	$8,625.1	$(23.2)	$8,601.9	$823.8	$7,636.8	$405.1	$307.1
International	3,015.0	(29.8)	2,985.2	(315.0)	3,150.2	161.1	151.7

Total operating segments	11,640.1	(53.0)	11,587.1	508.8	10,787.0	566.2	458.8
Corporate(1)	—	—	—	(193.7)	1,299.7	32.1	23.2

Total continuing operations	$11,640.1	$(53.0)	$11,587.1	$315.1	$12,086.7	$598.3	$482.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

(1)	Corporate assets consist primarily of the following items at December 31, 2009: fixed assets of $65.4 million and deferred compensation plan assets of $50.0 million; December 31, 2008: cash and cash equivalents of $60.0 million, benefit plan assets of $14.3 million, deferred compensation plan assets of $44.5 million, investments in affordable housing of $27.4 million and fixed assets of $65.9 million; and December 31, 2007: cash and cash equivalents of $99.3 million, benefit plan assets of $833.2 million, deferred compensation plan assets of $52.2 million, investments in affordable housing of $29.5 million and fixed assets of $77.6 million.

Restructuring and impairment charges by segment for 2009, 2008 and 2007 are described in Note 3.

Note 20. Geographic Area and Product Information

The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in Note 19 because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	U.S.	Europe	Asia	Other	Combined
2009
Net sales	$7,647.1	$1,063.9	$470.5	$675.9	$9,857.4
Long-lived assets(1)	2,079.9	282.0	169.0	175.1	2,706.0
2008
Net sales	$8,938.4	$1,409.6	$509.7	$723.9	$11,581.6
Long-lived assets(1)	2,345.6	276.8	180.9	153.0	2,956.3
2007
Net sales	$8,883.2	$1,563.4	$457.5	$683.0	$11,587.1
Long-lived assets(1)	3,271.2	356.2	156.2	193.7	3,977.3

(1)	Includes net property, plant and equipment, prepaid pension cost and other noncurrent assets.

Products and services	2009 Net Sales	2008 Net Sales	2007 Net Sales
Magazines, catalogs and retail inserts	$2,487.7	$3,183.7	$2,879.5
Books and directories	1,979.3	2,165.0	2,465.2
Variable printing	1,454.0	1,553.9	1,639.9
Forms and labels	1,105.2	1,242.5	1,251.9
Commercial printing	624.4	746.1	797.9
Financial print	487.8	645.7	685.0
Global Turnkey Solutions	321.6	455.1	468.5
Office products	228.7	271.7	107.7
Print management	236.7	201.3	274.4

Total products	8,925.4	10,465.0	10,570.0

Logistics services	508.7	667.0	569.9
Premedia and related services	160.9	178.7	166.4
Business process outsourcing and other	262.4	270.9	280.8

Total services	932.0	1,116.6	1,017.1

Total net sales	$9,857.4	$11,581.6	$11,587.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 21. New Accounting Pronouncements

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

In December 2007, the FASB issued Accounting Standards Codification 805 “Business Combinations” (“ASC 805”), which the Company adopted as of January 1, 2009. ASC 805 retained the requirement that the acquisition method of accounting (formerly known as the purchase method) be used for all business combinations and changed the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. It continued to require the identification and recognition of intangible assets separate from goodwill and was required to be adopted for acquisitions consummated after December 31, 2008, with certain provisions applied to earlier acquisitions. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows for the year ended December 31, 2009. However, the Company expects that its adoption will reduce the Company’s operating earnings over time due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued Accounting Standards Codification 810-10-65-1 (“ASC 810-10-65-1”) within the Consolidation Topic, which amended the accounting for and disclosure of the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarified the definition and classification of a noncontrolling interest, revised the presentation of noncontrolling interests in the consolidated income statement, established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation, and required that a parent recognize a gain or loss in net earnings (loss) when a subsidiary is deconsolidated. It also required expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. ASC 810-10-65-1 was adopted by the Company as of January 1, 2009 and did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows. The required changes in presentation have been reflected in the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows and in the notes to the Consolidated Financial Statements, where applicable.

In March 2008, the FASB issued Accounting Standards Codification 815-10-65-1 (“ASC 815-10-65-1”), which amended the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosures about how and why an entity uses derivative instruments, how those instruments are accounted for, and how derivative instruments affect the entity’s statements of financial position,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

operations or cash flows. ASC 815-10-65-1 was adopted by the Company during the first quarter of 2009 and, as reflected in Note 14 to the Consolidated Financial Statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

In April 2009, the FASB issued new guidance within the Fair Value Measurements and Disclosures Subtopic, Accounting Standards Codification 820-10, which the Company adopted during the second quarter of 2009. This new guidance amended the Fair Value Measurements and Disclosures Subtopic to require disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements. The adoption of these new disclosure requirements did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In May 2009, the FASB issued Accounting Standards Codification 855 “Subsequent Events” (“ASC 855”), which established the principles for subsequent events and was adopted by the Company during the second quarter of 2009. The adoption of ASC 855, as reflected in Note 22 to the Consolidated Financial Statements, did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which amends the Fair Value Measurements and Disclosures Topic by providing additional guidance clarifying the measurement of liabilities at fair value, and was adopted by the Company in the fourth quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Note 22. Subsequent Events

The Company evaluated and disclosed material subsequent events in the accompanying consolidated financial statements and footnotes through February 24, 2010, the date of issuance of its Annual Report on Form 10-K for the year ended December 31, 2009.

On February 23, 2010, the Company announced that it had signed a definitive agreement to acquire Bowne & Co., Inc. (“Bowne”) for approximately $481 million in cash. Bowne, a provider of shareholder and marketing communication services, is headquartered in New York, New York, and has operations in North America, Latin America, Europe and Asia. The acquisition is expected to close in the second half of 2010 and is subject to customary closing conditions, including regulatory approval and approval of Bowne shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2010

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2009
Net sales(1)	$2,455.6	$2,355.6	$2,463.1	$2,583.1	$9,857.4
Income from continuing operations(1)	87.4	135.0	93.4	28.5	344.3
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders(1)	13.9	25.2	13.1	(79.5)	(27.3)
Net earnings (loss) per diluted share from continuing operations attributable to RR Donnelley common shareholders(1)(2)	0.07	0.12	0.06	(0.39)	(0.13)
Net earnings (loss) attributable to RR Donnelley common shareholders(1)	13.9	25.2	13.1	(79.5)	(27.3)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders(1)(2)	0.07	0.12	0.06	(0.39)	(0.13)
Stock price high	15.16	14.43	21.71	22.71	22.71
Stock price low	5.58	8.08	10.41	20.08	5.58
Stock price closing price	7.33	11.62	21.26	22.27	22.27
2008
Net sales(1)	$2,997.1	$2,923.6	$2,864.6	$2,796.3	$11,581.6
Income (loss) from continuing operations(1)	269.7	276.4	306.4	(893.0)	(40.5)
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders(1)	182.0	145.1	168.2	(687.0)	(191.7)
Net earnings (loss) per diluted share from continuing operations attributable to RR Donnelley common shareholders(1)(2)	0.85	0.68	0.80	(3.35)	(0.91)
Net earnings (loss) attributable to RR Donnelley common shareholders(1)	182.5	146.3	168.2	(686.9)	(189.9)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders(1)(2)	0.85	0.69	0.80	(3.35)	(0.90)
Stock price high	38.19	33.29	30.00	24.46	38.19
Stock price low	28.52	28.82	22.72	9.53	9.53
Stock price closing price	30.31	29.69	24.53	13.58	13.58

Stock prices reflect NASDAQ and New York Stock Exchange composite quotes.

Dividend Summary

	2009	2008	2007	2006	2005
Quarterly rate per common share	$0.26	$0.26	$0.26	$0.26	$0.26
Yearly rate per common share	1.04	1.04	1.04	1.04	1.04

(1)	Reflects results of acquired businesses from the relevant acquisition dates.
(2)	Full-year amounts do not equal the sum of the quarters due to rounding and a net loss in the fourth quarters of 2009 and 2008.

Includes the following significant items:

•

For 2009: Restructuring and impairment charges of $382.7 million (first quarter $54.2 million, second quarter $48.2 million, third quarter $131.7 million, fourth quarter $148.6 million); $15.6 million of income tax expense due to the reorganization of entities within the International segment; $13.0 million pre-tax loss related to debt extinguishment; $2.4 million write-down of affordable housing investments; $1.6 million of acquisition-related expenses.

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

Financial Summary

	2009	2008	2007	2006	2005
Net sales	$9,857.4	$11,581.6	$11,587.1	$9,316.6	$8,430.2
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	(27.3)	(191.7)	(48.4)	402.6	95.6
Net earnings (loss) per diluted share from continuing operations attributable to RR Donnelley common shareholders	(0.13)	(0.91)	(0.22)	1.84	0.44
Income (loss) from discontinued operations attributable to RR Donnelley common shareholders	—	1.8	(0.5)	(2.0)	41.5
Net earnings (loss) attributable to RR Donnelley common shareholders	(27.3)	(189.9)	(48.9)	400.6	137.1
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders	(0.13)	(0.90)	(0.22)	1.83	0.63
Total assets	8,747.6	9,494.3	12,086.7	9,635.8	9,373.7
Long-term debt	2,982.5	3,203.3	3,601.9	2,358.6	2,365.4

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2009: Pre-tax restructuring and impairment charges of $382.7 million, $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $10.3 million pre-tax loss on the repurchases of $640.6 million of senior notes, reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the change in the hedged forecasted interest payments resulting from the repurchase of senior notes, a $2.4 million write-down of affordable housing investments and $1.6 million of acquisition-related expenses;

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

•

For 2006: Pre-tax restructuring and impairment charges of $206.1 million, write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million and a tax benefit of $23.5 million; and

•	For 2005: Pre-tax restructuring and impairment charges of $419.8 million and acquisition-related charges of $8.3 million.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

4.7	Amendment No. 1 dated July 14, 2009 to Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2009, filed on August 5, 2009)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.5	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.6	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2003 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.13	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.14	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed
September 29, 2003)*

10.15	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.16	Form of Performance Share Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.17	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.22	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.23	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.26	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.32	Management By Objective Plan (filed herewith)*

10.33	Amended 2009 Management By Objective Plan (filed herewith)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

E-4