Form 10-Q
period 2010-03-31
RR Donnelley & Sons Co
filed 2010-05-05
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☒    Accelerated filer  ☐     Non-Accelerated Filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010, 206.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$451.3	$499.2
Restricted cash equivalents	38.9	—
Receivables, less allowance for doubtful accounts of $71.0 in 2010 (2009—$70.3)	1,659.3	1,675.9
Income taxes receivable	48.0	63.2
Inventories (Note 3)	526.1	561.8
Prepaid expenses and other current assets	184.2	160.8

Total current assets	2,907.8	2,960.9

Property, plant and equipment—net (Note 4)	2,193.2	2,271.4
Goodwill (Note 5)	2,327.8	2,333.3
Other intangible assets—net (Note 5)	716.9	747.4
Other noncurrent assets	424.8	434.6

Total assets	$8,570.5	$8,747.6

LIABILITIES
Accounts payable	$850.3	$886.4
Accrued liabilities	751.1	813.4
Short-term and current portion of long-term debt (Note 14)	336.1	339.9

Total current liabilities	1,937.5	2,039.7

Long-term debt (Note 14)	2,982.6	2,982.5
Pension liability	506.2	509.8
Postretirement benefits	328.0	324.5
Deferred income taxes	201.0	205.5
Other noncurrent liabilities	457.1	524.6

Total liabilities	6,412.4	6,586.6

Commitments and Contingencies (Note 13)

EQUITY (Note 11)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2010 and 2009	303.7	303.7
Additional paid-in capital	2,888.3	2,906.2
Retained earnings	662.0	662.9
Accumulated other comprehensive loss	(548.7)	(545.0)
Treasury stock, at cost, 36.5 shares in 2010 (2009—37.3 shares)	(1,169.5)	(1,193.8)

Total RR Donnelley shareholders’ equity	2,135.8	2,134.0
Noncontrolling interests	22.3	27.0

Total equity	2,158.1	2,161.0

Total liabilities and equity	$8,570.5	$8,747.6

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Net sales	$2,415.1	$2,455.6

Cost of sales (exclusive of depreciation and amortization shown below)	1,841.7	1,882.8
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	273.5	283.2
Restructuring and impairment charges—net (Note 6)	15.5	54.2
Depreciation and amortization	138.6	148.0

Total operating expenses	2,269.3	2,368.2

Income from operations	145.8	87.4
Interest expense—net	55.7	59.1
Investment and other expense—net	(9.0)	(0.3)

Earnings before income taxes	81.1	28.0
Income tax expense	32.4	11.6

Net earnings	48.7	16.4
Less: (Loss) income attributable to noncontrolling interests	(3.9)	2.5

Net earnings attributable to RR Donnelley common shareholders	$52.6	$13.9

Earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic net earnings per share	$0.26	$0.07
Diluted net earnings per share	$0.25	$0.07

Dividends declared per common share	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	205.6	205.2
Diluted	209.0	206.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net earnings	$48.7	$16.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Impairment charges	1.0	12.8
Depreciation and amortization	138.6	148.0
Provision for doubtful accounts receivable	2.4	8.4
Share-based compensation	8.2	6.4
Deferred taxes	(8.5)	(1.9)
(Gain) loss on sale of property, plant and equipment	(0.4)	0.3
Loss related to Venezuela currency devaluation	8.9	—
Other	9.7	9.5
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	1.0	167.3
Inventories	29.0	98.0
Prepaid expenses and other current assets	(8.3)	22.6
Accounts payable	(23.9)	(39.2)
Income taxes payable and receivable	8.8	151.8
Accrued liabilities and other	(139.6)	(61.7)

Net cash provided by operating activities	75.6	538.7

INVESTING ACTIVITIES
Capital expenditures	(39.9)	(54.9)
Acquisition of businesses, net of cash acquired	—	(23.6)
Proceeds from return of capital and sale of investments and other assets	0.3	0.3
Purchases of investments	(23.7)	—
Transfers from restricted cash	—	6.0

Net cash used in investing activities	(63.3)	(72.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	400.0
Net change in short-term debt	(3.8)	(293.1)
Payments of current maturities and long-term debt	(0.3)	(0.3)
Payments on credit facility borrowings	—	(200.0)
Proceeds from credit facility borrowings	—	400.0
Debt issuance costs	—	(3.3)
Issuance of common stock	6.6	—
Dividends paid	(53.4)	(53.1)
Distributions to noncontrolling interests	(0.7)	(0.9)

Net cash (used in) provided by financing activities	(51.6)	249.3

Effect of exchange rate on cash flows and cash equivalents	(8.6)	(12.2)
Net (decrease) increase in cash and cash equivalents	(47.9)	703.6
Cash and cash equivalents at beginning of period	499.2	324.0

Cash and cash equivalents at end of period	$451.3	$1,027.6

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

The PROSA and Prospectus acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, none of which is tax deductible. Based on the valuations, the final purchase price allocations for these 2009 acquisitions were as follows:

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

Pro forma results

For the three months ended March 31, 2010 and 2009, there was no material impact from pro forma adjustments related to the 2009 acquisitions on net sales or net earnings attributable to RR Donnelley common shareholders.

3. Inventories

	March 31, 2010	December 31, 2009
Raw materials and manufacturing supplies	$228.6	$229.9
Work in process	166.5	190.1
Finished goods	211.8	219.6
LIFO reserve	(80.8)	(77.8)

Total	$526.1	$561.8

4. Property, Plant and Equipment

	March 31, 2010	December 31, 2009
Land	$89.5	$89.6
Buildings	1,143.6	1,140.0
Machinery and equipment	6,001.8	6,001.7

	7,234.9	7,231.3
Less: Accumulated depreciation	(5,041.7)	(4,959.9)

Total	$2,193.2	$2,271.4

During the three months ended March 31, 2010 and 2009, depreciation expense was $110.0 million and $118.0 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $10.0 million at March 31, 2010 and $8.7 million at December 31, 2009. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

5. Goodwill and Other Intangible Assets

Goodwill at March 31, 2010 and December 31, 2009 was as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2009
Goodwill(1)	$2,977.6	$1,216.2	$4,193.8
Accumulated impairment losses(1)	(878.2)	(982.3)	(1,860.5)

Total	2,099.4	233.9	2,333.3

Acquisitions	—	—	—
Foreign exchange and other adjustments	—	(5.5)	(5.5)

Net book value at March 31, 2010
Goodwill(1)	2,977.6	1,186.0	4,163.6
Accumulated impairment losses(1)	(878.2)	(957.6)	(1,835.8)

Total	$2,099.4	$228.4	$2,327.8

(1)	Includes foreign exchange. Certain prior year amounts have been reclassified to reflect the Company’s current presentation of goodwill.

The components of other intangible assets at March 31, 2010 and December 31, 2009 were as follows:

Other Intangible Assets	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$25.6	$(22.4)	$3.2	$25.6	$(22.3)	$3.3
Patents	98.3	(74.4)	23.9	98.3	(71.4)	26.9
Customer relationship intangibles	1,111.1	(453.4)	657.7	1,125.0	(440.1)	684.9
Trade names	21.2	(7.2)	14.0	21.4	(7.2)	14.2

Total amortizable purchased intangible assets	1,256.2	(557.4)	698.8	1,270.3	(541.0)	729.3
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,274.3	$(557.4)	$716.9	$1,288.4	$(541.0)	$747.4

For the three months ended March 31, 2010, there were no additions to other intangible assets. Amortization expense for other intangible assets was $24.7 million and $24.3 million for the three months ended March 31, 2010 and 2009, respectively. The estimated annual amortization expense related to intangible assets as of March 31, 2010 is as follows.

Amount
For the year ending December 31,
2010	$98.3
2011	97.3
2012	84.7
2013	82.4
2014	79.9
2015 and thereafter	280.9

Total	$723.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2010 and 2009, the Company recorded the following net restructuring and impairment charges:

	March 31, 2010				March 31, 2009
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$2.9	$2.0	$1.0	$5.9	$23.3	$1.0	$8.4	$32.7
International	6.4	3.1	—	9.5	13.6	0.3	4.4	18.3
Corporate	(0.1)	0.2	—	0.1	2.1	1.1	—	3.2

	$9.2	$5.3	$1.0	$15.5	$39.0	$2.4	$12.8	$54.2

For the three months ended March 31, 2010, the Company recorded net restructuring charges of $9.2 million for employee termination costs for 504 employees, of whom 381 were terminated as of March 31, 2010, associated with the actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment, as well as the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $5.3 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, the Company also recorded $1.0 million of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, internal expertise related to equipment and current marketplace conditions.

For the three months ended March 31, 2009, the Company recorded net restructuring charges of $39.0 million for employee termination costs for 2,693 employees (all of whom were terminated as of March 31, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the closings of two catalog, magazine and retail insert manufacturing facilities, one book manufacturing facility and one digital solutions facility within the U.S. Print and Related Services segment. In addition, these actions included the closings of one Global Turnkey Solutions manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $2.4 million for the three months ended March 31, 2009. For the three months ended March 31, 2009, the Company also recorded $12.8 million of impairment charges primarily for machinery and equipment associated with the facility closings.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the three months ended March 31, 2010 is as follows:

	December 31, 2009	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	March 31, 2010
Employee terminations	$20.4	$9.2	$(0.5)	$(11.7)	$17.4
Other	120.5	5.3	(2.5)	(63.0)	60.3

Total	$140.9	$14.5	$(3.0)	$(74.7)	$77.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

$68.1 million of the total restructuring reserve is current and included in accrued liabilities at March 31, 2010, while the long-term portion of $9.6 million, primarily related to lease termination costs, is included in other noncurrent liabilities at March 31, 2010.

The Company anticipates that payments associated with these employee terminations will be substantially completed by March of 2011.

The restructuring liabilities classified as “other” consist of the estimated remaining payments related to the termination of a significant long-term customer contract in 2009, lease termination costs and other facility closing costs. The Company paid $57.5 million in January 2010 and expects to pay approximately $38.9 million, subject to changes in foreign exchange rates, in January 2011, related to the termination of the significant long-term customer contract. The Company transferred funds to restricted cash for the January 2011 payment. Payments on certain of these lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

7. Employee Benefits

The components of the estimated pension and postretirement benefits expense for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Pension expense
Service cost	$20.1	$17.4
Interest cost	46.0	44.0
Expected return on assets	(64.5)	(63.6)
Amortization, net	6.3	1.7

Net pension expense (benefit)	$7.9	$(0.5)

Postretirement benefits expense
Service cost	$3.1	$2.6
Interest cost	7.1	7.7
Expected return on assets	(3.9)	(3.9)
Amortization, net	(2.4)	(4.3)

Net postretirement benefits expense	$3.9	$2.1

8. Share-Based Compensation

The Company recognizes compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and restricted stock units. The total compensation expense related to all share-based compensation plans was $8.2 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

Stock Options

The Company granted 540,000 and 1,520,468 stock options during the three months ended March 31, 2010 and 2009, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of these stock options was determined using the following assumptions:

	2010	2009
Expected volatility	35.61%	29.67%
Risk-free interest rate	2.75%	2.27%
Expected life (years)	6.25	6.25
Expected dividend yield	4.19%	3.63%

The grant date fair value of these options was $4.81 and $1.47 per stock option for the three months ended March 31, 2010 and 2009, respectively.

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,168	$20.17	6.4	$26.6
Granted	540	19.89	9.9
Exercised	(188)	10.20
Cancelled/forfeited/expired	(264)	21.39

Outstanding at March 31, 2010	4,256	$20.17	6.9	$24.0

Exercisable at March 31, 2010	874	$12.80	5.1	$7.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2010 and December 31, 2009, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010 and December 31, 2009. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2010 and 2009 was $2.0 million and less than $0.1 million, respectively.

Compensation expense recognized related to stock options for the three months ended March 31, 2010 and 2009 was $0.7 million and $0.5 million, respectively. As of March 31, 2010, $7.1 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.8 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

Restricted Stock Units

Nonvested restricted stock unit awards as of March 31, 2010 and December 31, 2009 and changes during the three months ended March 31, 2010 were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	5,480	$11.08
Granted	1,406	17.34
Vested	(1,179)	9.39
Forfeited	(11)	10.03

Nonvested at March 31, 2010	5,696	$12.95

Compensation expense recognized related to restricted stock units for the three months ended March 31, 2010 and 2009 was $7.5 million and $5.9 million, respectively. As of March 31, 2010, there was $42.8 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards that are expected to vest over the weighted-average period of 2.8 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. During the three months ended March 31, 2010, the Company did not purchase any of its common stock in the open market. As of March 31, 2010, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

9. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended March 31,
	2010	2009
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$52.6	$13.9
Denominator:
Weighted average number of common shares outstanding	205.6	205.2
Dilutive options and awards(a)	3.4	1.5

Diluted weighted average number of common shares outstanding	209.0	206.7

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.26	$0.07

Diluted	$0.25	$0.07

Cash dividends paid per common share	$0.26	$0.26

(a)	Diluted net earnings per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three months ended March 31, 2010 and 2009, restricted stock units of 3.1 million and 3.9 million, respectively, were excluded as their effect would be anti-dilutive. For the three months ended March 31, 2010 and 2009, options to purchase 3.5 million shares and 4.8 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

10. Comprehensive Income (Loss)

	Three Months Ended March 31,
	2010	2009
Net earnings	$48.7	$16.4
Translation adjustments	(6.4)	(56.3)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	2.4	(10.4)
Change in fair value of derivatives, net of tax	0.1	0.2

Comprehensive income (loss)	44.8	(50.1)

Less: comprehensive (loss) income attributable to noncontrolling interests	(4.0)	2.5

Comprehensive income (loss) attributable to RR Donnelley common shareholders	$48.8	$(52.6)

For the three months ended March 31, 2010, the changes in other comprehensive income were net of tax provisions of $0.1 million related to the change in the fair value of derivatives and $1.4 million for the adjustment for net periodic pension and postretirement expense. For the three months ended March 31, 2009, the changes in other comprehensive loss were net of tax provisions of $0.2 million related to the change in fair value of derivatives and tax benefits of $1.3 million for the adjustment for net periodic pension and postretirement benefit cost.

11. Equity

The following table summarizes the Company’s equity activity for the three months ended March 31, 2010:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$2,134.0	$27.0	$2,161.0
Net earnings (loss)	52.6	(3.9)	48.7
Other comprehensive loss	(3.8)	(0.1)	(3.9)
Share-based compensation	8.2	—	8.2
Withholdings for share-based awards and other	(1.8)	—	(1.8)
Cash dividends paid	(53.4)	—	(53.4)
Distributions to noncontrolling interests	—	(0.7)	(0.7)

Balance at March 31, 2010	$2,135.8	$22.3	$2,158.1

The following table summarizes the Company’s equity activity for the three months ended March 31, 2009:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$2,318.5	$23.4	$2,341.9
Net earnings	13.9	2.5	16.4
Other comprehensive loss	(66.5)	—	(66.5)
Share-based compensation	6.5	—	6.5
Withholdings for share-based awards and other	(1.7)	—	(1.7)
Cash dividends paid	(53.1)	—	(53.1)
Distributions to noncontrolling interests	—	(0.9)	(0.9)

Balance at March 31, 2009	$2,217.6	$25.0	$2,242.6

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

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2010
U.S. Print and Related Services	$1,842.3	$(5.5)	$1,836.8	$163.8	$6,233.0	$101.0	$26.1
International	590.4	(12.1)	578.3	33.7	2,156.2	29.7	12.4

Total operating segments	2,432.7	(17.6)	2,415.1	197.5	8,389.2	130.7	38.5
Corporate	—	—	—	(51.7)	181.3	7.9	1.4

Total operations	$2,432.7	$(17.6)	$2,415.1	$145.8	$8,570.5	$138.6	$39.9

Three months ended March 31, 2009
U.S. Print and Related Services	$1,914.4	$(7.0)	$1,907.4	$114.4	$6,799.8	$107.7	$35.7
International	561.9	(13.7)	548.2	16.5	1,947.1	30.3	16.2

Total operating segments	2,476.3	(20.7)	2,455.6	130.9	8,746.9	138.0	51.9
Corporate	—	—	—	(43.5)	848.4	10.0	3.0

Total operations	$2,476.3	$(20.7)	$2,455.6	$87.4	$9,595.3	$148.0	$54.9

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

14. Debt

The Company’s debt consists of the following:

	March 31, 2010	December 31, 2009
4.95% senior notes due May 15, 2010	$325.7	$325.7
5.625% senior notes due January 15, 2012	158.5	158.5
4.95% senior notes due April 1, 2014	599.1	599.0
5.50% senior notes due May 15, 2015	499.6	499.6
8.60% senior notes due August 15, 2016	345.5	345.3
6.125% senior notes due January 15, 2017	621.7	621.5
11.25% senior notes due February 1, 2019	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	19.5	23.7

Total debt	3,318.7	3,322.4
Less: current portion	(336.1)	(339.9)

Long-term debt	$2,982.6	$2,982.5

The fair values of the senior notes and debentures, which were based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $177.6 million and $177.9 million at March 31, 2010 and December 31, 2009, respectively.

15. Derivatives

All derivatives are recorded as other current assets or other current liabilities on the Condensed Consolidated Balance Sheets at their respective fair values with unrealized gains and losses recorded in other comprehensive income (loss), net of applicable income taxes, or in the Condensed Consolidated Statements of Operations, depending on the purpose for which the derivative is held. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Condensed Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the Condensed Consolidated Statements of Operations.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at March 31, 2010 and December 31, 2009 was $161.9 million and $437.0 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

At March 31, 2010 and December 31, 2009, the total fair value of the Company’s forward contracts and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

	March 31, 2010	December 31, 2009
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.8	$1.3
Accrued liabilities	0.8	6.8

The pre-tax gains (losses) related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2010	2009
Foreign exchange forward contracts	Selling, general and administrative expenses	$4.1	$(9.9)

Total gain (loss) recognized in the condensed consolidated statements of operations		$4.1	$(9.9)

The pre-tax losses related to derivatives designated as hedges for the three months ended March 31, 2010 and 2009 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.2)	$(0.4)	Interest expense—net	$—	$—

Total loss	$—	$—		$(0.2)	$(0.4)		$—	$—

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data and unless otherwise indicated)

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements which were used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive loss, which was being recognized in interest expense over the term of the hedged forecasted interest payments. During the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were hedged as part of the interest rate lock agreements. A pre-tax loss of $2.7 million was reclassified from accumulated other comprehensive loss as a result of the change in expected forecasted interest payments for the senior notes due May 15, 2010. At March 31, 2010, a balance of $2.5 million remains in accumulated other comprehensive loss, of which $0.4 million is expected to be reclassified to earnings over the next twelve months.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension plan assets and other postretirement plan assets, as well as forward contracts which are valued using market exchange rates. See Note 15 for further discussion on the fair value of the Company’s forward contracts as of March 31, 2010 and December 31, 2009.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. There have been no significant impairment charges since December 31, 2009.

See Note 14 for the fair value of the Company’s debt.

17. Income Taxes

As of March 31, 2010, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $27.9 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal and state tax positions.

18. New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy, as well as a more detailed reconciliation of recurring Level 3 measurements. Certain aspects of ASU 2010-06 were effective and adopted by the Company in the first quarter of 2010. However, this adoption did not have and is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends the Subsequent Events Topic by no longer requiring an SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was adopted in the first quarter of 2010 and did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,”, “us,” and “our”) is a global provider of integrated communications. Founded more than 145 years ago, the Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing products and services to leading clients in virtually every private and public sector.

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

Executive Summary

Financial Performance: Three Months Ended March 31, 2010

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2010, from the three months ended March 31, 2009, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended March 31, 2009	$87.4	3.6%	$13.9	$0.07
2010 restructuring and impairment charges	(15.5)	(0.6%)	(10.6)	(0.05)
2009 restructuring and impairment charges	54.2	2.2%	35.3	0.17
Acquisition-related expenses	(2.0)	(0.1%)	(1.8)	(0.01)
2010 Venezuela devaluation	—	—	(4.5)	(0.02)
Operations	21.7	0.9%	20.3	0.09

For the three months ended March 31, 2010	$145.8	6.0%	$52.6	$0.25

2010 pre-tax restructuring and impairment charges: included charges of $9.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $5.3 million of other restructuring costs; and $1.0 million for impairment of long-lived assets.

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

Acquisition-related expenses: included pre-tax charges of $2.0 million related to legal, accounting and other expenses for the three months ended March 31, 2010 associated with current year acquisitions contemplated. These types of expenses were less than $0.1 million for the three months ended March 31, 2009.

2010 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and an increase in loss attributable to noncontrolling interests of $3.6 million.

Operations: reflected cost savings from restructuring actions and productivity efforts, partially offset by lower net sales. See further details in the review of operating results by segment that follows below.

First quarter overview

During the first quarter of 2010, the Company’s net sales trend continued to benefit from the economic recovery. On a consolidated basis, net sales declined approximately 1.6% from the first quarter of 2009, the smallest decline in the last six quarters. Changes in foreign exchange rates resulted in increases of net sales of $49.6 million or 2.0%. In addition to changes in foreign exchange rates, the improving trend reflected the production of mailings for the U.S. Census, increased business in Global Turnkey Solutions and Asia and increases in print and freight volumes along with growth in mail center and commingling services. These increases were more than offset by decreases in net sales primarily attributable to continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories. Further, the Company’s income from operations for the three months ended March 31, 2010 increased by over 66% compared to the same period in 2009 as a result of lower restructuring and impairment charges, which drove 44 percentage points of the increase, and savings achieved from previous restructuring activities and productivity efforts.

On February 23, 2010, the Company announced that it had signed a definitive agreement to acquire Bowne for approximately $481 million in cash. Bowne, a provider of shareholder and marketing communication services, is headquartered in New York, New York, and has operations in North America, Latin America, Europe and Asia. The acquisition is expected to close in the second half of 2010 and is subject to customary closing conditions, including regulatory approval and approval of Bowne shareholders. The Company expects the combination with Bowne to expand and enhance the range of services that the Company offers to its customers, while creating an opportunity to provide its comprehensive line of products to Bowne’s clients. In addition, this acquisition is expected to be accretive to earnings within twelve months of closing.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. The excess capacity created by declining industry volumes has resulted in intensified price competition in some product lines. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. The Company believes it needs to continue to lower its cost structure and differentiate its products and service offerings.

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to leverage the distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to leverage its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services needs. The Company also believes that its strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. Especially in an uncertain economic environment, the Company’s financial strength is seen as a competitive advantage. The Company has made targeted acquisitions that offer customers greater capacity and flexibility and further secure the Company’s position as a leader in the industry.

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

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals. In addition, the pending acquisition of Bowne will result in additional restructuring charges.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. However, the Company expects the seasonality impact in 2010 and future years to be in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades used in the manufacturing process may affect the Company’s consolidated financial results. Recent strengthening of economic conditions, combined with paper industry capacity reductions, may cause prices to increase during 2010. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impacts the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On October 15, 2009, the U.S. Postal Service announced that it does not intend to seek a rate increase in 2010; however, on March 2, 2010, the U.S. Postal Service announced that they will seek a modest price increase effective in 2011. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates. In addition, the Company offers innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the three months ended March 31, 2010 compared to expected results as of October 31, 2009. In addition, management considered how other key assumptions, including discount rates used in the last fiscal year’s impairment analysis, could be impacted by recent market and economic events. Based on this interim assessment, management concluded that as of March 31, 2010, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. A significant change in global economic conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to October 31, 2010, the Company’s next annual measurement date, and a potential corresponding impairment charge.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of securities held by the plans and decreases in discount rates could reduce their funded status and materially affect the level of pension expense and required contributions in 2011 and future years. In addition, the Company’s required funding may be affected by changes in pension regulations. The Company expects to make cash contributions of approximately $21.8 million to its pension plans and approximately $6.9 million to its postretirement plans in 2010, although additional non-required contributions could be made. While the Company cannot currently estimate the amount of pension plan contributions that will be required in 2011 and future years, larger contributions to pension plans are likely to be necessary.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AS

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

The following table shows the results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in millions)
Net sales	$2,415.1	$2,455.6	$(40.5)	(1.6%)
Cost of sales (exclusive of depreciation and amortization shown below)	1,841.7	1,882.8	(41.1)	(2.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	273.5	283.2	(9.7)	(3.4%)
Restructuring and impairment charges	15.5	54.2	(38.7)	(71.4%)
Depreciation and amortization	138.6	148.0	(9.4)	(6.4%)

Total operating expenses	2,269.3	2,368.2	(98.9)	(4.2%)

Income from operations	$145.8	$87.4	$58.4	66.8%

Consolidated

Net sales for the three months ended March 31, 2010 decreased $40.5 million, or 1.6%, to $2,415.1 million versus the same period in the prior year. Changes in foreign exchange rates increased net sales by $49.6 million, or 2.0%, but this increase was more than offset by decreases in net sales primarily attributable to continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories. These decreases were partially offset by the increased sales from the production of mailing for the U.S. Census, increased business in Global Turnkey Solutions and Asia and increased freight volumes along with growth in mail center and commingling services in logistics.

Cost of sales decreased $41.1 million to $1,841.7 million for the three months ended March 31, 2010 versus the same period in the prior year primarily due to volume decreases and higher recovery on by-products. Cost of sales as a percentage of consolidated net sales decreased from 76.7% to 76.3%, reflecting continued productivity efforts, higher recovery on by-products and the impact of lower pass-through paper sales.

Selling, general and administrative expenses decreased $9.7 million to $273.5 million for the three months ended March 31, 2010 versus the same period in the prior year due to restructuring-driven cost reductions, lower sales commissions as a result of lower volume and lower bad debt expense. Selling, general and administrative expenses as a percentage of consolidated net sales decreased from 11.5% to 11.3%, reflecting continued productivity efforts.

For the three months ended March 31, 2010, the Company recorded a net restructuring and impairment provision of $15.5 million compared to $54.2 million in the same period of 2009. In 2010, these charges included $9.2 million for workforce reductions of 504 employees (of whom 381 were terminated as of March 31, 2010) associated with actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment, as well as the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. In addition, the Company recorded $1.0 million of impairment charges of other long-lived assets and $5.3 million of other restructuring costs, including lease termination and other facility closure costs. Restructuring charges for the three months ended March 31, 2009 included $39.0 million for workforce reductions of 2,693 employees (all of whom were terminated as of March 31, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the closings of two catalog, magazine and retail insert manufacturing facilities, one book manufacturing facility and one digital solutions facility within the U.S. Print and Related Services segment. In addition, these actions included the closings of one Global Turnkey Solutions manufacturing facility and one

European manufacturing facility within the International segment. Additionally, the Company recorded $12.8 million of impairment charges of other long-lived assets and $2.4 million of other restructuring costs, including lease termination and other facility closure costs. Management believes that certain restructuring activities will continue throughout the remainder of 2010, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $9.4 million to $138.6 million for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to reduced capital expenditures in 2009 and the three months ended March 31, 2010. Depreciation and amortization included $24.7 million and $24.3 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the three months ended March 31, 2010 and 2009, respectively.

Income from operations for the three months ended March 31, 2010 was $145.8 million, an increase of 66.8% compared to the three months ended March 31, 2009. The increase was primarily driven by the lower restructuring and impairment costs in 2010, procurement savings and benefits achieved from restructuring activities, partially offset by the declines in volumes, cost inflation and price pressures across both segments.

Net interest expense decreased by $3.4 million for the three months ended March 31, 2010 versus the same period in 2009, primarily due to lower average borrowings.

Net investment and other expense for the three months ended March 31, 2010 and 2009 was an expense of $9.0 million and $0.3 million, respectively. For the three months ended March 31, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests.

The effective income tax rate for the three months ended March 31, 2010 was 40.0% compared to 41.4% in the same period of 2009. The lower effective tax rate in 2010 was due to an increased benefit from the domestic manufacturing deduction and a change in the mix of income across tax jurisdictions, partially offset by a $3.3 million charge associated with the enacted Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, that eliminated the income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy.

Net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2010 was $52.6 million or $0.25 per diluted share compared to $13.9 million or $0.07 per diluted share for the three months ended March 31, 2009. In addition to the factors described above, the per share results reflect an increase in weighted-average diluted shares outstanding of 2.3 million due to higher dilution resulting from increases in the stock price and the issuance of shares related to the vesting of restricted stock units and stock options.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net sales	$1,836.8	$1,907.4
Income from operations	163.8	114.4
Operating margin	8.9%	6.0%
Restructuring and impairment charges	5.9	32.7

	For the Three Months Ended March 31,		$ Change	% Change
Reporting unit(1)	2010	2009
	(in millions)
Magazines, catalogs and retail inserts	$454.8	$515.4	$(60.6)	(11.8%)
Variable print	341.3	309.8	31.5	10.2%
Books and directories	328.6	373.0	(44.4)	(11.9%)
Forms and labels	206.5	212.7	(6.2)	(2.9%)
Commercial	147.2	157.7	(10.5)	(6.7%)
Logistics	136.1	115.8	20.3	17.5%
Financial print	125.5	125.1	0.4	0.3%
Office products	59.9	62.1	(2.2)	(3.5%)
Premedia	36.9	35.8	1.1	3.1%

Total U.S. Print and Related Services	$1,836.8	$1,907.4	$(70.6)	(3.7%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended March 31, 2010 were $1,836.8 million, a decrease of $70.6 million, or 3.7%, compared to the same period in 2009. The decrease was primarily attributable to reductions in pass-through paper sales across the magazines, catalogs and retail inserts and books and directories reporting units and price declines across most reporting units. Sales of catalogs, retail inserts and magazines decreased due to reductions in pass-through paper sales and lower prices on contract renewals. Sales of variable printing increased due to the production of mailings for the U.S. Census, partially offset by reduced fulfillment and distribution volume from healthcare customers. Sales of books and directories decreased primarily as a result of reductions in pass-through paper sales, lower prices and lower volume in directories. Sales of forms and labels decreased slightly due to continued price pressure and lower forms volume, partially offset by increased sales of labels. Commercial printing sales decreased due to increased price pressure. Sales of logistics services increased primarily due to increases in print and freight volumes along with growth in mail center and commingling services. Sales of financial printing remained relatively consistent from year to year, as increased volume in capital market transactions were generally offset by lower investment management and compliance volume. Sales of office products decreased slightly due to lower volume from large retail customers. Finally, sales of premedia services increased slightly due to volume from new customers.

U.S. Print and Related Services segment income from operations increased $49.4 million mainly driven by lower restructuring and impairment charges. In addition, cost reductions resulting from restructuring actions and productivity initiatives were partially offset by volume and price declines discussed above. Operating margins in the U.S. Print and Related Services segment increased from 6.0% to 8.9% for the three months ended March 31, 2010, of which 1.4 percentage points were attributable to the lower restructuring and impairment charges. The remaining margin increase resulted from the cost reductions discussed above and higher recovery on by-products, which more than offset the impact of lower volume, prices and cost inflation.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net sales	$578.3	$548.2
Income from operations	33.7	16.5
Operating margin	5.8%	3.0%
Restructuring and impairment charges	9.5	18.3

	Net Sales for the Three Months Ended March 31,		$ Change	% Change
Reporting unit	2010	2009
	(in millions)
Business process outsourcing	$148.3	$145.9	$2.4	1.6%
Asia	98.4	86.8	11.6	13.4%
Latin America	97.9	107.8	(9.9)	(9.2%)
Europe	95.9	91.9	4.0	4.4%
Global Turnkey Solutions	82.1	64.3	17.8	27.7%
Canada	55.7	51.5	4.2	8.2%

Total International	$578.3	$548.2	$30.1	5.5%

Net sales for the International segment for the three months ended March 31, 2010 were $578.3 million, an increase of $30.1 million, or 5.5%, compared to the same period in 2009. This increase was due to changes in foreign exchange rates which impacted net sales $49.1 million, or 9.0%. Business process outsourcing net sales increased slightly due to changes in foreign exchange rates and higher volume from a new customer contract, partially offset by the lower volume resulting from the termination of a significant customer contract in 2009. Sales in Asia increased due to increased business, particularly in books, catalogs and retail inserts exported to the U.S. and Europe, partially offset by lower prices on print packaging products. In Latin America, net sales decreased due to disruptions caused by the Chilean earthquake, the impact of the currency devaluation in Venezuela and continued decreases in demand for business forms, particularly in Brazil. Net sales in Europe increased due to changes in foreign exchange rates and increased technology manuals and other packaging products volume, partially offset by declining prices. Global Turnkey Solutions net sales increased due to higher volume from large existing customers, volume from a new customer and changes in foreign exchange rates. The increase in net sales in Canada was due to changes in foreign exchange rates, partially offset by lower statement printing volume.

Income from operations increased $17.2 million primarily due to lower restructuring and impairment charges and increased business in Global Turnkey Solutions and Asia. Operating margins as a percentage of sales increased from 3.0% to 5.8% for the three months ended March 31, 2010, of which 1.7 percentage points were due to lower restructuring and impairment charges. The remaining increase resulted from cost reductions driven by restructuring actions and productivity improvements and the increased business in Global Turnkey Solutions and Asia.

Corporate

Corporate operating expenses in the three months ended March 31, 2010 were $51.7 million, an increase of $8.2 million compared to the same period in 2009. The increase was driven by higher employee benefit costs, partially offset by lower bad debt expense, lower restructuring and impairment charges of $3.1 million and cost reductions from productivity and restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the three months ended March 31, 2010 and 2009.

Cash Flows From Operating Activities

Net cash provided by operating activities was $75.6 million for the three months ended March 31, 2010, compared to $538.7 million for the same period last year. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities. The decrease in operating cash flow reflects less benefit from working capital reductions driven by volume declines, the non-recurring tax refund of $157.8 million in 2009, the $57.5 million payment in January 2010 related to the termination of the long-term customer contract in 2009 and incentive compensation payments in the first quarter of 2010 compared to no such payments in 2009, partially offset by higher operating earnings in 2010 driven by cost reductions from productivity and restructuring actions.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $63.3 million compared to $72.2 million for the three months ended March 31, 2009. Net cash used for the acquisition of PROSA in the three months ended March 31, 2009 was $23.6 million. The Company used $12.0 million to purchase a long-term investment and $11.7 million to purchase a short-term deposit during the three months ended March 31, 2010. Capital expenditures were $39.9 million, a decrease of $15.0 million compared to the first quarter of 2009, reflecting lower spending on capacity growth due to the reduction in production volumes resulting from the recession. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2010 will be approximately $200 million.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 was $51.6 million compared to net cash provided by financing activities of $249.3 million in the same period of 2009. In the three months ended March 31, 2009, the Company received proceeds of $400.0 million from the issuance of long-term senior notes in order to pay down commercial paper and borrowings under the Company’s revolving credit facility (the “Facility) in anticipation of the maturity of $400.0 million in senior notes due April 1, 2009. Net borrowings under the Facility were $200.0 million for the three months ended March 31, 2009. The net change in short-term debt was a cash outflow of $293.1 million in the three months ended March 31, 2009 primarily due to the pay down of commercial paper.

Dividends

On January 7, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable to RR Donnelley shareholders of record on January 22, 2010, and the total amount of $53.4 million was paid on March 1, 2010. On April 14, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2010 to RR Donnelley shareholders of record on April 29, 2010.

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

Cash and cash equivalents of $451.3 million as of March 31, 2010 included $78.7 million that were readily available in the U.S. and $372.6 million that were available at international locations, most of which is subject to U.S. federal income taxes and some of which is subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $2.0 billion committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. Based on the Company’s results of operations for the twelve months ended March 31, 2010 and existing term debt structure, as shown in the table below, the Company could utilize approximately $1.2 billion of the $2.0 billion Facility and not be in violation of those financial covenants. A further reduction in earnings year over year would likely further decrease the amount available under the Facility. However, the Company does not expect the reduction in availability on the Facility to impact its ability to meet its liquidity requirements. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at March 31, 2010. The Company pays an annual commitment fee of 0.10%, and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 6, 2012. As of March 31, 2010, there were no borrowings outstanding under the Facility. The Company also has $133.9 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2010, the Company had $41.8 million in outstanding letters of credit, of which $35.9 million reduced availability under the Facility and $0.4 million reduced availability under uncommitted facilities outside of the U.S. As of March 31, 2010, there were no borrowings outstanding under the Company’s commercial paper program. The failure of a financial institution supporting the Facility would reduce the size of our committed facility unless a replacement institution were added. Currently, the Facility is supported by 17 U.S. and international financial institutions. The current availability on the Facility is shown in the following table:

March 31, 2010
(in millions)
Availability
Committed credit facility	$2,000.0
Availability reduction from covenants	689.6

1,310.4
Usage
Borrowings	—
Letters of credit outstanding	35.9

35.9

Current availability at March 31, 2010	$1,274.5

The Company was in compliance with its debt covenants as of March 31, 2010, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2010 and the foreseeable future; however, as of March 31, 2010, as shown in the table above, the Company may borrow an additional $1.2 billion of the $2.0 billion currently not utilized under the Facility, as borrowings above $1.2 billion would cause the Company to violate certain debt covenants in the Facility. In addition, the Company met all the conditions required to borrow under the Facility as of March 31, 2010 and management expects the Company to continue to meet the applicable borrowing conditions.

On March 31, 2010, Moody’s Investors Service reaffirmed the Company’s senior unsecured debt ratings and short-term credit rating at Baa3 and P-3, respectively. On April 1, 2010, Standard & Poor’s Ratings Services reaffirmed the Company’s long-term corporate credit and senior unsecured debt ratings at BBB and maintained the Company’s short-term credit rating at A-3.

In the third quarter of 2009, the Company terminated a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The Company expects to pay approximately $118.6 million in related restructuring costs, of which $22.2 million was paid in the third quarter of 2009, $57.5 million was paid in January 2010 and $38.9 million, subject to changes in foreign exchange rates, is expected to be paid in January 2011. The $38.9 million is reflected as restricted cash equivalents in the condensed consolidated balance sheets at March 31, 2010.

The Company has $325.7 million of senior notes maturing May 15, 2010. In addition, the Company expects to pay approximately $481 million to acquire Bowne. The Company anticipates funding these obligations with cash on hand, borrowings under the Facility or through the issuance of debt securities.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of March 31, 2010, approximately 99.6% of the Company’s outstanding term debt was comprised of fixed-rate debt. At March 31, 2010, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $12.0 million, most of which were borrowings under international credit facilities.

The Company uses interest rate swaps to manage its interest rate risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. On April 9, 2010, the Company entered into interest rate swap agreements to effectively change the interest rate on $600 million of its fixed-rate senior notes to floating rate LIBOR plus a basis point spread. These interest rate swaps are designated as fair value hedges against changes in value of the Company’s 4.95% senior notes due April 1, 2014 attributable to changes in the benchmark interest rate.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge the currency risk. As of March 31, 2010, the aggregate notional amount of outstanding forward contracts was approximately $161.9 million. Net unrealized losses from these foreign currency contracts were less than $0.1 million at March 31, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	successful execution and integration of acquisitions, including the pending acquisition of Bowne;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access unsecured debt in the capital markets and the participants’ ability to perform to our contractual lending and insurance agreements;

•	changes in technology, including the electronic substitution and migration of paper based documents to digital data formats;

•

factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets, changes in advertising markets, customers’ budgetary constraints and changes in customers’ short-range and long-range plans;

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

•

the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, environmental compliance (including the emission of greenhouse gases and other air pollution controls), health and welfare benefits (including the recently enacted Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, and further healthcare reform initiatives), price controls and other regulatory matters and the cost, which could be substantial, of complying with these laws and regulations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2010 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

Except as noted below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2010 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the three months ended March 31, 2010, the Company began processing its U.S. employee payroll internally. Previously, the Company outsourced its payroll processing functions to a third party. In connection with this change, the Company has modified as appropriate the design, operation and documentation of certain internal controls over financial reporting that were impacted by this change.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2010—January 31, 2010	60,411	$22.91	—	10,000,000
February 1, 2010—February 28, 2010	6,151	20.34	—	10,000,000
March 1, 2010—March 31, 2010	343,414	20.03	—	10,000,000

Total	409,976	$20.46	—	10,000,000

(1)	As of March 31, 2010, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

4.7	Amendment No. 1 dated July 14, 2009 to Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 5, 2009)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.5	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.6	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.7	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.8	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.10	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on May 14, 2003)*

10.11	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.12	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.13	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.14	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.15	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.16	Form of Cash Bonus Agreement for certain executive officers (filed herewith)*

10.17	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.22	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*
10.23	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.26	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.32	Management By Objective Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

10.33	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

Date: May 5, 2010