Form 10-K/A
period 2009-12-31
RR Donnelley & Sons Co
filed 2010-05-10
CIK 29669

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

EXPLANATORY NOTE

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission on February 24, 2010, solely in order to correct the following in Part I, Item 2 thereof:

•

The last sentence of Part I, Item 2 - “Properties” reversed the square feet of space owned and the square feet of space leased. As corrected, that sentence should read “Of our U.S. and international facilities, approximately 30.7 million square feet of space is owned, while the remaining 16.8 million square feet of space is leased.”

This Amendment No. 1 amends Part I, Item 2 as described above. All other items and exhibits contained in the Annual Report on Form 10-K as filed on February 24, 2010 remain unchanged. This Amendment No. 1 does not reflect facts or events occurring after the original filing date of February 24, 2010 or modify (except as set forth above) or update the disclosures in any way. Accordingly, this Amendment No. 1 should be read in conjunction with the original filing. In accordance with Exchange Act Rule 12b-15, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer are also being filed.

RR DONNELLEY & SONS COMPANY AND SUBSIDIARIES

	Form 10-K Item No.	Name of Item	Page
Part I
	Item 2.	Properties	4

Part IV
	Item 15.	Exhibits, Financial Statement Schedules	6

ITEM 2.	PROPERTIES

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2009, the Company leases or owns 344 U.S. facilities, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 38.8 million square feet. The Company leases or owns 203 international facilities encompassing approximately 8.7 million square feet in Canada, Latin America, South America, Europe, and Asia. Of our U.S. and international facilities, approximately 30.7 million square feet of space is owned, while the remaining 16.8 million square feet of space is leased.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2010.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ MILES W. MCHUGH
Miles W. McHugh Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

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

6