Form 10-Q
period 2010-06-30
RR Donnelley & Sons Co
filed 2010-08-04
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated filer  ☐    Non-Accelerated Filer  ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 30, 2010, 206.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$615.8	$499.2
Restricted cash equivalents	45.9	—
Receivables, less allowance for doubtful accounts of $67.9 in 2010 (2009—$70.3)	1,686.1	1,675.9
Income taxes receivable	36.4	63.2
Inventories (Note 3)	535.0	561.8
Prepaid expenses and other current assets	166.6	160.8

Total current assets	3,085.8	2,960.9

Property, plant and equipment—net (Note 4)	2,110.8	2,271.4
Goodwill (Note 5)	2,309.7	2,333.3
Other intangible assets—net (Note 5)	684.8	747.4
Other noncurrent assets	414.7	434.6

Total assets	$8,605.8	$8,747.6

LIABILITIES
Accounts payable	$821.3	$886.4
Accrued liabilities	784.4	813.4
Short-term and current portion of long-term debt (Note 14)	9.9	339.9

Total current liabilities	1,615.6	2,039.7

Long-term debt (Note 14)	3,396.0	2,982.5
Pension liability	503.0	509.8
Postretirement benefits	330.4	324.5
Deferred income taxes	169.7	205.5
Other noncurrent liabilities	453.4	524.6

Total liabilities	6,468.1	6,586.6

Commitments and Contingencies (Note 13)
EQUITY (Note 11)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2010 and 2009	303.7	303.7
Additional paid-in capital	2,894.5	2,906.2
Retained earnings	697.2	662.9
Accumulated other comprehensive loss	(611.8)	(545.0)
Treasury stock, at cost, 36.4 shares in 2010 (2009—37.3 shares)	(1,168.0)	(1,193.8)

Total RR Donnelley shareholders’ equity	2,115.6	2,134.0
Noncontrolling interests	22.1	27.0

Total equity	2,137.7	2,161.0

Total liabilities and equity	$8,605.8	$8,747.6

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$2,408.6	$2,355.6	$4,823.7	$4,811.2

Cost of sales (exclusive of depreciation and amortization shown below)	1,819.6	1,756.3	3,661.3	3,639.1
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	268.2	272.4	541.7	555.6
Restructuring and impairment charges—net (Note 6)	10.7	48.2	26.2	102.4
Depreciation and amortization	134.8	143.7	273.4	291.7

Total operating expenses	2,233.3	2,220.6	4,502.6	4,588.8

Income from operations	175.3	135.0	321.1	222.4
Interest expense—net	52.8	60.0	108.5	119.1
Investment and other expense	(0.8)	(1.0)	(9.8)	(1.3)

Earnings before income taxes	121.7	74.0	202.8	102.0
Income tax expense	32.2	47.8	64.6	59.4

Net earnings	89.5	26.2	138.2	42.6
Less: Income (loss) attributable to noncontrolling interests	0.7	1.0	(3.2)	3.5

Net earnings attributable to RR Donnelley common shareholders	$88.8	$25.2	$141.4	$39.1

Earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic net earnings per share	$0.43	$0.12	$0.69	$0.19
Diluted net earnings per share	$0.42	$0.12	$0.68	$0.19

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

Weighted average number of common shares outstanding (Note 9):
Basic	206.3	205.2	206.0	205.2
Diluted	209.9	207.7	209.4	207.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net earnings	$138.2	$42.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Impairment charges	2.5	20.9
Depreciation and amortization	273.4	291.7
Provision for doubtful accounts receivable	4.7	16.7
Share-based compensation	16.0	13.8
Deferred taxes	(38.6)	3.8
(Gain) loss on sale of property, plant and equipment	(0.6)	1.5
Loss related to Venezuela currency devaluation	8.9	—
Other	19.3	19.1
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(56.2)	211.3
Inventories	13.9	175.2
Prepaid expenses and other current assets	(5.6)	18.1
Accounts payable	(34.2)	(13.9)
Income taxes payable and receivable	20.9	136.1
Accrued liabilities and other	(93.5)	(86.2)

Net cash provided by operating activities	269.1	850.7

INVESTING ACTIVITIES
Capital expenditures	(94.5)	(92.1)
Acquisition of businesses, net of cash acquired	1.8	(26.6)
Proceeds from return of capital and sale of investments and other assets	14.3	0.3
Purchases of investments	(23.7)	—
Transfers from restricted cash	0.1	6.0

Net cash used in investing activities	(102.0)	(112.4)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	400.0
Net change in short-term debt	(4.0)	(303.5)
Payments of current maturities and long-term debt	(326.6)	(400.7)
Payments on credit facility borrowings	—	(600.0)
Proceeds from credit facility borrowings	—	400.0
Debt issuance costs	(2.6)	(3.3)
Issuance of common stock	6.6	—
Dividends paid	(107.1)	(106.7)
Distributions to noncontrolling interests	(1.6)	(1.6)

Net cash used in financing activities	(35.3)	(615.8)

Effect of exchange rate on cash and cash equivalents	(15.2)	24.4
Net increase in cash and cash equivalents	116.6	146.9
Cash and cash equivalents at beginning of period	499.2	324.0

Cash and cash equivalents at end of period	$615.8	$470.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

Pro forma results

For the three and six months ended June 30, 2010 and 2009, there was no material impact from pro forma adjustments related to the 2009 acquisitions on net sales or net earnings attributable to RR Donnelley common shareholders.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

3. Inventories

	June 30, 2010	December 31, 2009
Raw materials and manufacturing supplies	$234.6	$229.9
Work in process	171.4	190.1
Finished goods	212.8	219.6
LIFO reserve	(83.8)	(77.8)

Total	$535.0	$561.8

4. Property, Plant and Equipment

	June 30, 2010	December 31, 2009
Land	$88.5	$89.6
Buildings	1,130.5	1,140.0
Machinery and equipment	5,978.1	6,001.7

	7,197.1	7,231.3
Less: Accumulated depreciation	(5,086.3)	(4,959.9)

Total	$2,110.8	$2,271.4

During the three and six months ended June 30, 2010, depreciation expense was $106.5 million and $216.5 million, respectively. During the three and six months ended June 30, 2009, depreciation expense was $115.0 million and $233.0 million, respectively.

Assets Held for Sale

Primarily as a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $10.5 million at June 30, 2010 and $8.7 million at December 31, 2009. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

Goodwill at June 30, 2010 and December 31, 2009 was as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2009
Goodwill(1)	$2,977.6	$1,216.2	$4,193.8
Accumulated impairment losses(1)	(878.2)	(982.3)	(1,860.5)

Total	2,099.4	233.9	2,333.3

Acquisitions	—	—	—
Foreign exchange and other adjustments	(1.8)	(21.8)	(23.6)

Net book value at June 30, 2010
Goodwill(1)	2,975.8	1,158.3	4,134.1
Accumulated impairment losses(1)	(878.2)	(946.2)	(1,824.4)

Total	$2,097.6	$212.1	$2,309.7

(1)	Includes foreign exchange. Certain prior year amounts have been reclassified to reflect the Company’s current presentation of goodwill.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The components of other intangible assets at June 30, 2010 and December 31, 2009 were as follows:

Other Intangible Assets	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$25.6	$(22.6)	$3.0	$25.6	$(22.3)	$3.3
Patents	98.3	(77.5)	20.8	98.3	(71.4)	26.9
Customer relationship intangibles	1,099.2	(470.2)	629.0	1,125.0	(440.1)	684.9
Trade names	21.2	(7.3)	13.9	21.4	(7.2)	14.2

Total amortizable purchased intangible assets	1,244.3	(577.6)	666.7	1,270.3	(541.0)	729.3
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,262.4	$(577.6)	$684.8	$1,288.4	$(541.0)	$747.4

For the six months ended June 30, 2010, there were no additions to other intangible assets. Amortization expense for other intangible assets was $24.3 million and $24.4 million for the three months ended June 30, 2010 and 2009, respectively, and $49.0 million and $48.7 million for the six months ended June 30, 2010 and 2009, respectively. The estimated annual amortization expense related to intangible assets as of June 30, 2010 is as follows.

Amount
For the year ending December 31,
2010	$97.5
2011	96.1
2012	83.7
2013	81.4
2014	79.0
2015 and thereafter	278.0

Total	$715.7

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2010 and 2009, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$1.2	$1.3	$1.0	$3.5	$8.1	$13.0	$4.9	$26.0
International	4.9	1.3	0.3	6.5	16.0	1.7	3.2	20.9
Corporate	—	0.5	0.2	0.7	0.7	0.6	—	1.3

Total	$6.1	$3.1	$1.5	$10.7	$24.8	$15.3	$8.1	$48.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the six months ended June 30, 2010 and 2009, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$4.1	$3.3	$2.0	$9.4	$31.4	$14.0	$13.3	$58.7
International	11.3	4.4	0.3	16.0	29.6	2.0	7.6	39.2
Corporate	(0.1)	0.7	0.2	0.8	2.8	1.7	—	4.5

Total	$15.3	$8.4	$2.5	$26.2	$63.8	$17.7	$20.9	$102.4

For the three and six months ended June 30, 2010, the Company recorded net restructuring charges of $6.1 million and $15.3 million, respectively, for employee termination costs for 851 employees, of whom 695 were terminated as of June 30, 2010. These terminations were associated with actions resulting from the reorganization of certain operations, including those within the business process outsourcing and Latin America reporting units. In addition, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $3.1 million and $8.4 million, respectively, for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2010, the Company also recorded $1.5 million and $2.5 million, respectively, of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise related to the equipment and current marketplace conditions.

For the three and six months ended June 30, 2009, the Company recorded net restructuring charges of $24.8 million and $63.8 million, respectively, for employee termination costs for 3,291 employees, all of whom were terminated as of June 30, 2010, associated with actions resulting from the reorganization of certain operations. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one European manufacturing facility, one business process outsourcing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $15.3 million and $17.7 million, respectively, for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2009, the Company also recorded $8.1 million and $20.9 million, respectively, of impairment charges primarily for machinery and equipment associated with the facility closings.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the six months ended June 30, 2010 was as follows:

	December 31, 2009	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	June 30, 2010
Employee terminations	$20.4	$15.3	$(1.4)	$(21.7)	$12.6
Other	120.5	8.4	(8.1)	(65.9)	54.9

Total	$140.9	$23.7	$(9.5)	$(87.6)	$67.5

$58.7 million of the total restructuring reserve was current and included in accrued liabilities at June 30, 2010, while the long-term portion of $8.8 million, primarily related to lease termination costs, was included in other noncurrent liabilities at June 30, 2010.

The Company anticipates that payments associated with these employee terminations will be substantially completed by June of 2011.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The restructuring liabilities classified as “other” consist of the estimated remaining payments related to the termination of a significant long-term customer contract in 2009, lease termination costs and other facility closing costs. The Company paid $57.5 million in January 2010 and expects to pay approximately $35.4 million, subject to changes in foreign exchange rates, in January 2011, related to the termination of the significant long-term customer contract. The Company transferred funds to restricted cash for the January 2011 payment. Payments on certain of these lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

7. Employee Benefits

The components of the estimated pension and postretirement benefits expense for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pension expense
Service cost	$20.1	$17.5	$40.2	$34.9
Interest cost	45.9	44.4	91.9	88.4
Expected return on assets	(64.4)	(63.9)	(128.9)	(127.5)
Amortization, net	6.4	1.9	12.7	3.6

Net pension expense (benefit)	$8.0	$(0.1)	$15.9	$(0.6)

Postretirement benefits expense
Service cost	$3.0	$2.5	$6.1	$5.1
Interest cost	7.1	7.7	14.2	15.4
Expected return on assets	(3.9)	(3.9)	(7.8)	(7.8)
Amortization, net	(2.3)	(4.3)	(4.7)	(8.6)

Net postretirement benefits expense	$3.9	$2.0	$7.8	$4.1

8. Share-Based Compensation

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and directors, including stock options and restricted stock units. The total compensation expense related to all share-based compensation plans was $7.8 million and $16.0 million for the three and six months ended June 30, 2010, respectively. The total compensation expense related to all share-based compensation plans was $7.4 million and $13.8 million for the three and six months ended June 30, 2009, respectively.

Stock Options

The Company granted 540,000 and 1,520,468 stock options during the six months ended June 30, 2010 and 2009, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of these stock options was determined using the following assumptions:

	2010	2009
Expected volatility	35.61%	29.67%
Risk-free interest rate	2.75%	2.27%
Expected life (years)	6.25	6.25
Expected dividend yield	4.19%	3.63%

The grant date fair value of these options was $4.81 and $1.47 per stock option for the six months ended June 30, 2010 and 2009, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	4,168	$20.17	6.4	$26.6
Granted	540	19.89	9.7
Exercised	(198)	10.63
Cancelled/forfeited/expired	(269)	21.41

Outstanding at June 30, 2010	4,241	20.17	6.7	$13.6

Exercisable at June 30, 2010	416	$6.64	7.3	$4.0

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2010 and December 31, 2009, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010 and December 31, 2009. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and six months ended June 30, 2010 was $0.1 million and $2.1 million, respectively. There were no options exercised for the three months ended June 30, 2009. Total intrinsic value of options exercised for the six months ended June 30, 2009 was less than $0.1 million.

Compensation expense recognized related to stock options for the three and six months ended June 30, 2010 was $0.8 million and $1.5 million, respectively. Compensation expense recognized related to stock options for the three and six months ended June 30, 2009 was $0.7 million and $1.2 million, respectively. As of June 30, 2010, $6.3 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of June 30, 2010 and December 31, 2009 and changes during the six months ended June 30, 2009 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	5,480	$11.08
Granted	1,518	17.41
Vested	(1,226)	9.77
Forfeited	(24)	12.79

Nonvested at June 30, 2010	5,748	$13.06

Compensation expense recognized related to restricted stock units for the three and six months ended June 30, 2010 was $7.0 million and $14.5 million, respectively. Compensation expense recognized related to restricted stock units for the three and six months ended June 30, 2009 was $6.7 million and $12.6 million, respectively. As of June 30, 2010, there was $37.6 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards that are expected to vest over a weighted-average period of 2.6 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. During the six months ended June 30, 2010, the Company did not purchase any of its common stock in the open market. As of June 30, 2010, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

9. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$88.8	$25.2	$141.4	$39.1
Denominator:
Weighted average number of common shares outstanding	206.3	205.2	206.0	205.2
Dilutive options and awards(a)	3.6	2.5	3.4	2.0

Diluted weighted average number of common shares outstanding	209.9	207.7	209.4	207.2

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.43	$0.12	$0.69	$0.19

Diluted	$0.42	$0.12	$0.68	$0.19

Cash dividends paid per common share	$0.26	$0.26	$0.52	$0.52

(a)	Diluted net earnings per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three and six months ended June 30, 2010, restricted stock units of 2.8 million and 3.0 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2010, options to purchase 3.6 million shares were anti-dilutive because the option exercise price exceeded the fair value of the stock.

For the three and six months ended June 30, 2009, restricted stock units of 3.4 million and 3.7 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2009, options to purchase 4.4 million shares and 4.6 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of stock.

10. Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$89.5	$26.2	$138.2	$42.6
Translation adjustments	(65.6)	101.0	(72.0)	44.7
Adjustment for net periodic pension and postretirement benefit cost, net of tax	2.5	(1.7)	4.9	(12.1)
Change in fair value of derivatives, net of tax	0.1	0.2	0.2	0.4

Comprehensive income	26.5	125.7	71.3	75.6
Less: comprehensive income (loss) attributable to noncontrolling interests	0.7	1.1	(3.3)	3.6

Comprehensive income attributable to RR Donnelley common shareholders	$25.8	$124.6	$74.6	$72.0

For the three and six months ended June 30, 2010, the changes in other comprehensive income were net of tax provisions of less than $0.1 million and $0.1 million, respectively, related to the change in fair value of derivatives and tax benefits of $1.4 million and $2.8 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs. For the three and six months ended June 30, 2009, the changes in other comprehensive income were net of tax provisions of $0.1 million and $0.3 million, respectively, related to the change in fair value of derivatives and tax benefits of $1.3 million and $2.6 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

11. Equity

The following table summarizes the Company’s equity activity for the six months ended June 30, 2010:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$2,134.0	$27.0	$2,161.0
Net earnings (loss)	141.4	(3.2)	138.2
Other comprehensive loss	(66.8)	(0.1)	(66.9)
Share-based compensation	16.0	—	16.0
Withholdings for share-based awards and other	(1.9)	—	(1.9)
Cash dividends paid	(107.1)	—	(107.1)
Distributions to noncontrolling interests	—	(1.6)	(1.6)

Balance at June 30, 2010	$2,115.6	$22.1	$2,137.7

The following table summarizes the Company’s equity activity for the six months ended June 30, 2009:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$2,318.5	$23.4	$2,341.9
Net earnings	39.1	3.5	42.6
Other comprehensive income	32.9	0.1	33.0
Share-based compensation	13.8	—	13.8
Withholdings for share-based awards and other	(1.4)	—	(1.4)
Cash dividends paid	(106.7)	—	(106.7)
Distributions to noncontrolling interests	—	(1.6)	(1.6)

Balance at June 30, 2009	$2,296.2	$25.4	$2,321.6

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2010
U.S. Print and Related Services	$1,818.3	$(9.0)	$1,809.3	$179.5	$98.7	$18.5
International	611.7	(12.4)	599.3	42.7	28.1	17.7

Total operating segments	2,430.0	(21.4)	2,408.6	222.2	126.8	36.2
Corporate	—	—	—	(46.9)	8.0	18.4

Total operations	$2,430.0	$(21.4)	$2,408.6	$175.3	$134.8	$54.6

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2009
U.S. Print and Related Services	$1,789.4	$(8.2)	$1,781.2	$138.5	$104.7	$19.0
International	591.3	(16.9)	574.4	22.9	30.7	12.8

Total operating segments	2,380.7	(25.1)	2,355.6	161.4	135.4	31.8
Corporate	—	—	—	(26.4)	8.3	5.4

Total operations	$2,380.7	$(25.1)	$2,355.6	$135.0	$143.7	$37.2

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2010
U.S. Print and Related Services	$3,660.6	$(14.5)	$3,646.1	$343.3	$6,151.1	$199.7	$44.6
International	1,202.1	(24.5)	1,177.6	76.4	2,062.7	57.8	30.1

Total operating segments	4,862.7	(39.0)	4,823.7	419.7	8,213.8	257.5	74.7
Corporate	—	—	—	(98.6)	392.0	15.9	19.8

Total operations	$4,862.7	$(39.0)	$4,823.7	$321.1	$8,605.8	$273.4	$94.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2009
U.S. Print and Related Services	$3,703.8	$(15.2)	$3,688.6	$252.9	$6,573.3	$212.4	$54.7
International	1,153.2	(30.6)	1,122.6	39.4	2,149.6	61.0	29.0

Total operating segments	4,857.0	(45.8)	4,811.2	292.3	8,722.9	273.4	83.7
Corporate	—	—	—	(69.9)	205.9	18.3	8.4

Total operations	$4,857.0	$(45.8)	$4,811.2	$222.4	$8,928.8	$291.7	$92.1

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in thirteen federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate five other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

14. Debt

The Company’s debt consists of the following:

	June 30, 2010	December 31, 2009
4.95% senior notes due May 15, 2010	$—	$325.7
5.625% senior notes due January 15, 2012	158.5	158.5
4.95% senior notes due April 1, 2014	599.1	599.0
5.50% senior notes due May 15, 2015	499.6	499.6
8.60% senior notes due August 15, 2016	345.7	345.3
6.125% senior notes due January 15, 2017	621.8	621.5
11.25% debentures due February 1, 2019	400.0	400.0
7.625% senior notes due June 15, 2020	400.0	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	32.1	23.7

Total debt	3,405.9	3,322.4
Less: current portion	(9.9)	(339.9)

Long-term debt	$3,396.0	$2,982.5

The fair values of the senior notes and debentures, which were based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $182.4 million and $177.9 million at June 30, 2010 and December 31, 2009, respectively.

On June 21, 2010, the Company issued $400.0 million of 7.625% senior notes due June 15, 2020. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2010. The net proceeds from the offering were used to repay borrowings under the revolving credit facility and for general corporate purposes.

15. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities on the Condensed Consolidated Balance Sheets at their respective fair values with unrealized gains and losses recorded in other comprehensive income (loss), net of applicable income taxes, or in the Condensed Consolidated Statements of Operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Condensed Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the Condensed Consolidated Statements of Operations.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at June 30, 2010 and December 31, 2009 was $78.7 million and $437.0 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements effectively changed the interest rate on $600 million of its fixed-rate senior notes to floating rate LIBOR plus a basis point spread. These interest rate swaps, with a notional value of $600 million, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which are attributable to changes in the benchmark interest rate. The Company evaluates the credit value adjustments of the interest rate swap agreements, which take into account the possibility of counterparty and the Company’s own default, on at least a quarterly basis. The Company’s agreements with each of its counterparties contain a provision where the Company could be declared in default on its derivative obligations if it either defaults or, in certain cases, is capable of being declared in default of any of its indebtedness greater than specified thresholds. These agreements also contain a provision where the Company could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker. The fair values of the interest rate swaps were determined to be Level 2 under the fair value hierarchy and are valued using market interest rates.

At June 30, 2010 and December 31, 2009, the total fair value of the Company’s forward contracts and fair value hedges and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

	June 30, 2010	December 31, 2009
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.2	$1.3
Accrued liabilities	2.3	6.8
Derivatives designated as fair value hedges
Other noncurrent assets	$14.2	$—

The pre-tax gains (losses) related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(8.5)	$1.8	$(4.4)	$(12.1)

Total gain (loss) recognized in the condensed consolidated statements of operations		$(8.5)	$1.8	$(4.4)	$(12.1)

For derivatives designated as fair value hedges, the pre-tax gains (losses) related to the hedged items, attributable to changes in the hedged benchmark interest rate, and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2010 and 2009 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Fair Value Hedges
Interest rate swaps	Investment and other income (expense)	$14.2	$—	$14.2	$—
Hedged items	Investment and other income (expense)	(13.0)	—	(13.0)	—

Total gain recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other income (expense)	$1.2	$—	$1.2	$—

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The Company also recognized a net reduction to interest expense of $2.2 million for the three and six months ended June 30, 2010, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

The pre-tax gains (losses) related to derivatives designated as cash flow hedges for the three months ended June 30, 2010 and 2009 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.1)	$(0.4)	Interest expense—net	$—	$—

Total loss	$—	$—		$(0.1)	$(0.4)		$—	$—

The pre-tax gains (losses) related to derivatives designated as cash flow hedges for the six months ended June 30, 2010 and 2009 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.3)	$(0.8)	Interest expense—net	$—	$—

Total loss	$—	$—		$(0.3)	$(0.8)		$—	$—

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements which were used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive loss, which was being recognized in interest expense over the term of the hedged forecasted interest payments. During the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were hedged as part of the interest rate lock agreements. A pre-tax loss of $2.7 million was reclassified from accumulated other comprehensive loss as a result of the change in expected forecasted interest payments for the senior notes due May 15, 2010. At June 30, 2010, a balance of $2.4 million remains in accumulated other comprehensive loss, of which $0.4 million is expected to be reclassified to earnings over the next twelve months.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension plan assets and other postretirement plan assets, forward foreign exchange contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s forward contracts and interest rate swaps as of June 30, 2010 and December 31, 2009.

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

See Note 14 for further discussion on the fair value of the Company’s debt.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

17. Income Taxes

The Company’s unrecognized tax benefits at June 30, 2010 and December 31, 2009 were as follows:

Balance at December 31, 2009	$176.4
Additions for tax positions of the current year	4.0
Additions for tax positions of the prior year	5.8
Reductions for tax positions of prior years	(4.1)
Settlements during the year	(8.7)
Foreign exchange and other	0.3

Balance at June 30, 2010	$173.7

As of June 30, 2010, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $19.9 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal and state tax positions.

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

BUSINESS ACQUISITIONS

On February 23, 2010, the Company announced that it had signed a definitive agreement to acquire Bowne & Co., Inc. (“Bowne”) for approximately $481 million in cash. Bowne, a provider of shareholder and marketing communication services, is headquartered in New York, New York, and has operations in North America, Latin America, Europe and Asia. The acquisition is expected to close in the second half of 2010 and is subject to customary closing conditions, including regulatory approval.

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

Executive Summary

Financial Performance: Three Months Ended June 30, 2010

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2010, from the three months ended June 30, 2009, were due primarily to the following (in millions, except per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended June 30, 2009	$135.0	5.7%	$25.2	$0.12
2010 restructuring and impairment charges	(10.7)	(0.4%)	(7.6)	(0.04)
2009 restructuring and impairment charges	48.2	2.0%	50.2	0.24
Acquisition-related expenses	(1.9)	(0.1%)	(2.2)	(0.01)
Operations	4.7	0.1%	23.2	0.11

For the three months ended June 30, 2010	$175.3	7.3%	$88.8	$0.42

2010 restructuring and impairment charges: included charges of $6.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $3.1 million of other restructuring costs; and $1.5 million for impairment of long-lived assets.

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

Acquisition-related expenses: included pre-tax charges of $3.3 million ($3.1 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2010 associated with current year acquisitions contemplated. For the three months ended June 30, 2009, these pre-tax charges were $1.4 million ($0.9 million after-tax) for both acquisitions completed or contemplated.

Operations: reflected higher net sales in logistics, Asia, books and directories, variable print and financial print due to higher volumes, lower interest expense, a lower effective tax rate in part due to the release of a valuation allowance on deferred tax assets and cost savings from restructuring actions and productivity efforts, which were partially offset by higher incentive compensation expense. See further details in the review of operating results by segment that follows.

Financial Performance: Six Months Ended June 30, 2010

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2010, from the six months ended June 30, 2009, were due primarily to the following (in millions, except per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the six months ended June 30, 2009	$222.4	4.6%	$39.1	$0.19
2010 restructuring and impairment charges	(26.2)	(0.5%)	(18.2)	(0.09)
2009 restructuring and impairment charges	102.4	2.1%	85.5	0.41
Acquisition-related expenses	(3.9)	(0.1%)	(4.0)	(0.02)
2010 Venezuela devaluation	—	—	(4.5)	(0.02)
Operations	26.4	0.6%	43.5	0.21

For the six months ended June 30, 2010	$321.1	6.7%	$141.4	$0.68

2010 restructuring and impairment charges: included charges of $15.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $8.4 million of other restructuring costs; and $2.5 million for impairment of long-lived assets.

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

Acquisition-related expenses: included pre-tax charges of $5.3 million ($4.9 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2010 associated with current year acquisitions contemplated. For the six months ended June 30, 2009, these pre-tax charges were $1.4 million ($0.9 million after-tax) for both acquisitions completed or contemplated.

2010 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and an increase in loss attributable to noncontrolling interests of $3.6 million.

Operations: reflected cost savings from restructuring actions and productivity efforts, higher net sales in logistics, variable print, Asia and Global Turnkey Solutions, lower provision for bad debt, lower interest expense and a lower effective tax rate in part due to the release of a valuation allowance on deferred tax assets, partially offset by higher incentive compensation expense. See further details in the review of operating results by segment that follows.

Overview

During the second quarter of 2010, the Company’s net sales trend continued to benefit from the economic recovery. On a consolidated basis, net sales increased $53.0 million, or 2.2%, from the second quarter of 2009, the first quarterly increase in net sales since the onset of the recession in the third quarter of 2008. Increases in U.S. print and other logistics services along with growth in mail center and commingling services, continued strength in Asia and higher volume in educational books and related materials increased net sales for the second quarter. These increases were partly offset by decreases in net sales primarily attributable to continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories. Further, the Company’s income from operations for the three months ended June 30, 2010 increased by nearly 30% compared to the same period in 2009 primarily as a result of lower restructuring and impairment charges, which drove 28 percentage points of the increase, and higher print volumes, partially offset by the impact of price pressures on net sales and higher incentive compensation expense.

On February 23, 2010, the Company announced that it had signed a definitive agreement to acquire Bowne for approximately $481 million in cash. Bowne, a provider of shareholder and marketing communication services, is headquartered in New York, New York, and has operations in North America, Latin America, Europe and Asia. The acquisition is expected to close in the second half of 2010 and is subject to customary closing conditions, including regulatory approval. The Company expects the combination with Bowne to expand and enhance the range of services that the Company offers to its customers, while creating an opportunity to provide its comprehensive line of products to Bowne’s clients. In addition, this acquisition is expected to be accretive to earnings within twelve months of closing.

In May 2010, the Company repaid $325.7 million of notes that matured with borrowings under the Company’s revolving credit facility (the “Facility”) and cash on hand. On June 21, 2010, the Company issued $400.0 million of 7.625% senior notes due June 15, 2020. The net proceeds from the offering were used to repay these borrowings under the Facility and for general corporate purposes. The Company currently has less than $160 million of long-term debt maturing prior to March 31, 2014.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. The excess capacity created by declining industry volumes has resulted in intensified price competition in most product lines. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. The Company believes it needs to continue to lower its cost structure and differentiate its products and service offerings.

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

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic growth goals. In addition, the expected completion of the pending acquisition of Bowne will result in additional restructuring charges.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades used in the manufacturing process may affect the Company’s consolidated financial results. Recent strengthening of economic conditions, combined with paper industry capacity reductions, has caused prices to increase during the first half of 2010, and further increases are expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On July 6, 2010, the U.S. Postal Service filed a request for a rate increase that reflected on average a 5.6% increase on all classes of mail. The requested increase is proposed to be effective on January 2, 2011. The request now goes before the Postal Regulatory Commission (“PRC”) for its ruling on whether the request complies with all portions of the Postal Accountability and Enhancement Act (the law that governs postal rate increases). The PRC has 90 days to make their ruling. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services are expected to be impacted by changes in the postal rates. In addition, the Company offers innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the six months ended June 30, 2010 compared to expected results as of October 31, 2009. In addition, management considered how other key assumptions, including discount rates used in last year’s impairment analysis, could be impacted by recent market and economic events. Based on this interim assessment, management concluded that as of June 30, 2010, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. A significant change in global economic conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to October 31, 2010, the Company’s next annual measurement date, and a potential corresponding impairment charge.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of securities held by the plans and decreases in discount rates could reduce their funded status and materially affect the level of pension expense and required contributions in 2011 and future years. In addition, the Company’s required funding may be affected by changes in pension regulations. The Company expects to make cash contributions of approximately $21.3 million to its pension plans and approximately $6.9 million to its postretirement plans in 2010, although additional non-required contributions could be made. While the Company cannot currently estimate the amount of pension plan contributions that will be required in 2011 and future years, larger contributions to the pension plans could be necessary.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position and cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AS

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

The following table shows the results of operations for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in millions)
Net sales	$2,408.6	$2,355.6	$53.0	2.2%
Cost of sales (exclusive of depreciation and amortization shown below)	1,819.6	1,756.3	63.3	3.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	268.2	272.4	(4.2)	(1.5%)
Restructuring and impairment charges	10.7	48.2	(37.5)	(77.8%)
Depreciation and amortization	134.8	143.7	(8.9)	(6.2%)

Total operating expenses	2,233.3	2,220.6	12.7	0.6%

Income from operations	$175.3	$135.0	$40.3	29.9%

Consolidated

Net sales for the three months ended June 30, 2010 increased $53.0 million, or 2.2%, to $2,408.6 million versus the same period in the prior year. Changes in foreign exchange rates decreased net sales by $0.3 million. The increase in net sales was due to increases in print and other logistics services volumes in the logistics reporting unit and higher volume in variable print and books and directories as well as increased volume in Asia, partially offset by decreases in net sales of magazines, catalogs and retail inserts primarily attributable to continued price pressure and reductions in pass-through paper sales.

Cost of sales increased $63.3 million to $1,819.6 million for the three months ended June 30, 2010 versus the same period in the prior year primarily due to volume increases and higher incentive compensation expense, partially offset by higher recoveries on by-products and lower material costs. Cost of sales as a percentage of net sales increased from 74.6% to 75.5%, reflecting the impact of price pressures on net sales and higher incentive compensation expense, offset in part by the benefits of continued productivity efforts, the impact of lower pass-through paper sales and higher recoveries on by-products.

Selling, general and administrative expenses decreased $4.2 million to $268.2 million for the three months ended June 30, 2010 versus the same period in the prior year due to a lower provision for bad debt expense and restructuring-driven cost reductions, partially offset by higher incentive compensation expense. Selling, general and administrative expenses as a percentage of net sales decreased from 11.6% to 11.1%, due to the lower provision for bad debt expense and restructuring-driven cost reductions, partially offset by higher incentive compensation expense.

For the three months ended June 30, 2010, the Company recorded a net restructuring and impairment provision of $10.7 million compared to $48.2 million in the same period of 2009. In 2010, these charges included $6.1 million for workforce reductions of 412 employees (of whom 384 were terminated as of June 30, 2010) associated with actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment and the reorganization of certain operations within the magazine, catalog and retail insert reporting unit within the U.S. Print and Related Services segment. In addition, the Company recorded $1.5 million of impairment charges of other long-lived assets and $3.1 million of other restructuring costs, including lease termination and other facility closure costs. Restructuring charges for the three months ended June 30, 2009 included $24.8 million for workforce reductions of 598 employees (all of whom were terminated as of June 30, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the closing of one catalog, magazine and retail insert manufacturing facility and two book manufacturing facilities within the U.S. Print and Related Services segment and the closing of one business process outsourcing facility and one Global Turnkey Solutions manufacturing facility within the International segment. In addition, the Company recorded $8.1 million of impairment charges of other long-lived assets and $15.3 million of other restructuring costs, including lease termination and other facility closure costs. Management believes that certain restructuring activities will continue throughout the remainder of 2010, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $8.9 million to $134.8 million for the three months ended June 30, 2010 compared to the same period in 2009, primarily due to reduced capital expenditures as compared to historical levels. Depreciation and amortization included $24.3 million and $24.4 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the three months ended June 30, 2010 and 2009, respectively.

Income from operations for the three months ended June 30, 2010 was $175.3 million, an increase of 29.9% compared to the three months ended June 30, 2009. The increase was primarily driven by lower restructuring and impairment costs and higher print volumes, partially offset by the impact of price pressures on net sales and higher incentive compensation expense.

Net interest expense decreased by $7.2 million for the three months ended June 30, 2010 versus the same period in 2009, primarily due to lower average outstanding borrowings and the impact of the interest rate swaps, as discussed in Note 15 to the condensed consolidated financial statements.

Net investment and other expense for the three months ended June 30, 2010 and 2009 was $0.8 million and $1.0 million, respectively.

The effective income tax rate for the three months ended June 30, 2010 was 26.5% compared to 64.6% for the same period in 2009. The lower rate in 2010 reflects the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit. The higher rate in 2009 reflected the impact of 2009 foreign restructuring and impairment charges on which the Company did not realize tax benefits in line with the U.S. statutory rate.

Net earnings from operations attributable to RR Donnelley common shareholders for the three months ended June 30, 2010 was $88.8 million, or $0.42 per diluted share, compared to $25.2 million, or $0.12 per diluted share, for the three months ended June 30, 2009. In addition to the factors described above, the per share results reflect an increase in weighted-average diluted shares outstanding of 2.2 million due to higher dilution resulting from increases in the stock price and the issuance of shares related to the vesting of restricted stock units and stock options.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended June 30,
	2010	2009
	(in millions)
Net sales	$1,809.3	$1,781.2
Income from operations	179.5	138.5
Operating margin	9.9%	7.8%
Restructuring and impairment charges	3.5	26.0

	Net Sales for the Three Months Ended June 30,		$ Change	% Change
Reporting unit(1)	2010	2009
	(in millions)
Magazines, catalogs and retail inserts	$443.0	$487.8	$(44.8)	(9.2%)
Books and directories	370.0	350.1	19.9	5.7%
Variable print	269.6	256.7	12.9	5.0%
Forms and labels	199.3	198.1	1.2	0.6%
Commercial	143.9	141.9	2.0	1.4%
Financial print	153.3	142.4	10.9	7.7%
Logistics	141.5	112.6	28.9	25.7%
Office products	51.6	55.5	(3.9)	(7.0%)
Premedia	37.1	36.1	1.0	2.8%

Total U.S. Print and Related Services	$1,809.3	$1,781.2	$28.1	1.6%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended June 30, 2010 were $1,809.3 million, an increase of $28.1 million, or 1.6%, compared to the same period in 2009. The increase was primarily attributable to increases in print and other logistics services volumes in the logistics reporting unit, partially offset by reductions in pass-through paper sales and unfavorable product mix in magazines, catalogs and retail inserts. Sales of magazines, catalogs and retail inserts decreased due to reductions in pass-through paper sales, unfavorable product mix and price pressure. Sales of books and directories increased, as higher volume in educational books and related materials more than offset price pressures and lower directory sales primarily related to pass-through paper sales. Sales of variable printing increased due to higher sales of direct mailings from financial services and retail customers, partially offset by lower statement printing volume. Sales of forms and labels remained relatively consistent as higher labels volume was generally offset by increased price pressure on both forms and labels, as well as lower forms volume. Commercial printing sales increased as higher volume primarily from financial services and retail customers was partially offset by continued price pressure. Sales of financial printing increased due to increased volume in capital market transactions, partially offset by lower investment management and compliance volume. Sales of logistics services increased primarily due to increases in print and other logistics services volumes along with growth in mail center and commingling services and higher fuel surcharges. Sales of office products decreased due to lower volume. Finally, sales of premedia increased due to volume from new customers.

U.S. Print and Related Services segment income from operations increased $41.0 million mainly driven by lower restructuring and impairment charges and the sales increases discussed above. Operating margins in the U.S. Print and Related Services segment increased from 7.8% for the three months ended June 30, 2009 to 9.9% for the three months ended June 30, 2010, of which 1.3 percentage points were attributable to the lower restructuring and impairment charges. The remaining margin increase resulted from higher by-product sales and lower material costs, as well as cost reductions noted above, which more than offset price declines and higher incentive compensation expense.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2010	2009
	(in millions)
Net sales	$599.3	$574.4
Income from continuing operations	42.7	22.9
Operating margin	7.1%	4.0%
Restructuring and impairment charges	6.5	20.9

	Net Sales for the Three Months Ended June 30,		$ Change	% Change
Reporting unit	2010	2009
	(in millions)
Business process outsourcing	$131.2	$138.2	$(7.0)	(5.1%)
Asia	138.9	115.5	23.4	20.3%
Latin America	104.8	110.9	(6.1)	(5.5%)
Europe	90.9	88.3	2.6	2.9%
Global Turnkey Solutions	77.3	70.6	6.7	9.5%
Canada	56.2	50.9	5.3	10.4%

Total International	$599.3	$574.4	$24.9	4.3%

Net sales for the International segment for the three months ended June 30, 2010 were $599.3 million, an increase of $24.9 million, or 4.3%, compared to the same period in 2009. This increase was primarily due to increased business in Asia and increased volume from existing customers in Global Turnkey Solutions. Changes in foreign exchange rates decreased net sales $0.7 million, or 0.1%, during the three months ended June 30, 2010. Business process outsourcing net sales decreased due to lower volume resulting from the termination of a significant customer contract in 2009 and changes in foreign exchange rates, partially offset by increased transactional print volume. Sales in Asia increased due to higher volume of books exported to the U.S. and Europe, increased volume from technology manuals and packaging products and higher local sales of catalogs and retail inserts. In Latin America, net sales decreased due to the impact of the currency devaluation in Venezuela and continued decreases in demand for business forms, particularly in Brazil, partially offset by changes in foreign exchange rates in other countries. Net sales in Europe increased due to increased technology manuals and other packaging products volume and changes in foreign exchange rates, partially offset by declining prices. Global Turnkey Solutions net sales increased due to higher volume from both new and existing customers. The increase in net sales in Canada was due to changes in foreign exchange rates, partially offset by lower statement printing volume.

Income from operations increased $19.8 million mainly driven by lower restructuring and impairment charges and increased volume in Asia and Global Turnkey Solutions. Operating margins increased from 4.0% for the three months ended June 30, 2009 to 7.1% for the three months ended June 30, 2010, of which 2.5 percentage points were due to lower restructuring and impairment charges. The remaining increase resulted from the favorable business mix and the termination of the significant customer contract in 2009, partially offset by lower prices and cost inflation.

Corporate

Corporate operating expenses in the three months ended June 30, 2010 were $46.9 million, an increase of $20.5 million compared to the same period in 2009. The increase was driven by higher employee benefit costs, higher LIFO inventory provisions and higher incentive compensation expense, partially offset by lower bad debt expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

The following table shows the results of operations for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in millions)
Net sales	$4,823.7	$4,811.2	$12.5	0.3%
Cost of sales (exclusive of depreciation and amortization shown below)	3,661.3	3,639.1	22.2	0.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	541.7	555.6	(13.9)	(2.5%)
Restructuring and impairment charges	26.2	102.4	(76.2)	(74.4%)
Depreciation and amortization	273.4	291.7	(18.3)	(6.3%)

Total operating expenses	4,502.6	4,588.8	(86.2)	(1.9%)

Income from operations	$321.1	$222.4	$98.7	44.4%

Consolidated

Net sales for the six months ended June 30, 2010 increased $12.5 million, or 0.3%, to $4,823.7 million versus the same period in the prior year. Changes in foreign exchange rates increased net sales by $40.2 million, or 0.8%. In addition, net sales increased due to higher logistics services volumes along with growth in mail center and commingling services in logistics, the increased sales from the production of mailing for the U.S. Census and higher volume in Asia and Global Turnkey Solutions. These increases were mostly offset by decreases primarily attributable to continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories.

Cost of sales increased $22.2 million to $3,661.3 million for the six months ended June 30, 2010 versus the same period in the prior year primarily due to volume increases and higher incentive compensation expense, partially offset by higher recoveries on by-products. Cost of sales as a percentage of net sales increased from 75.6% to 75.9%, reflecting the continued price pressures on net sales.

Selling, general and administrative expenses decreased $13.9 million to $541.7 million for the six months ended June 30, 2010 versus the same period in the prior year due to restructuring-driven cost reductions and lower bad debt expense, partially offset by higher incentive compensation expense. Selling, general and administrative expenses as a percentage of net sales decreased from 11.5% to 11.2%, reflecting continued productivity efforts.

For the six months ended June 30, 2010, the Company recorded a net restructuring and impairment provision of $26.2 million compared to $102.4 million in the same period of 2009. In 2010, these charges included $15.3 million for workforce reductions of 851 employees (of whom 695 were terminated as of June 30, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the business process outsourcing and Latin America reporting units and the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company recorded $2.5 million of impairment charges of other long-lived assets and $8.4 million of other restructuring costs, including lease termination and other facility closure costs. Restructuring charges for the six months ended June 30, 2009 included $63.8 million for workforce reductions of 3,291 employees (all of whom were terminated as of June 30, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the closings of two catalog, magazine and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one European manufacturing facility, one business process outsourcing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Additionally, the Company recorded $20.9 million of impairment charges of other long-lived assets and $17.7 million of other restructuring costs, including lease termination and other facility closure costs. Management believes that certain restructuring activities will continue throughout the remainder of 2010, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $18.3 million to $273.4 million for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to reduced capital expenditures as compared to historical levels. Depreciation and amortization included $49.0 million and $48.7 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the six months ended June 30, 2010 and 2009, respectively.

Income from operations for the six months ended June 30, 2010 was $321.1 million, an increase of 44.4% compared to the six months ended June 30, 2009. The increase was primarily driven by the lower restructuring and impairment costs in 2010, procurement savings and benefits achieved from restructuring activities, partially offset by the declines in volumes, cost inflation, price pressures and higher incentive compensation expense across both segments.

Net interest expense decreased by $10.6 million for the six months ended June 30, 2010 versus the same period in 2009, primarily due to lower average outstanding borrowings and the effect of the interest rate swaps.

Net investment and other expense for the six months ended June 30, 2010 and 2009 was $9.8 million and $1.3 million, respectively. For the six months ended June 30, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests.

The effective income tax rate for the six months ended June 30, 2010 was 31.9% compared to 58.2% in the same period of 2009. The lower effective tax rate in 2010 was due to the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit. The higher rate in 2009 reflected the impact of 2009 foreign restructuring and impairment charges on which the Company did not realize tax benefits in line with the U.S. statutory rate.

Net earnings attributable to RR Donnelley common shareholders for the six months ended June 30, 2010 was $141.4 million, or $0.68 per diluted share, compared to $39.1 million, or $0.19 per diluted share, for the six months ended June 30, 2009. In addition to the factors described above, the per share results reflect an increase in weighted-average diluted shares outstanding of 2.2 million due to higher dilution resulting from increases in the stock price and the issuance of shares related to the vesting of restricted stock units and stock options.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Net sales	$3,646.1	$3,688.6
Income from continuing operations	343.3	252.9
Operating margin	9.4%	6.9%
Restructuring and impairment charges	9.4	58.7

	Net Sales for the Six Months Ended June, 30,		$ Change	% Change
Reporting unit(1)	2010	2009
	(in millions)
Magazines, catalogs and retail inserts	$897.8	$1,003.2	$(105.4)	(10.5%)
Books and directories	698.6	723.1	(24.5)	(3.4%)
Variable print	610.9	566.5	44.4	7.8%
Forms and labels	405.8	410.8	(5.0)	(1.2%)
Commercial	291.1	299.6	(8.5)	(2.8%)
Financial print	278.8	267.5	11.3	4.2%
Logistics	277.6	228.4	49.2	21.5%
Office products	111.5	117.6	(6.1)	(5.2%)
Premedia	74.0	71.9	2.1	2.9%

Total U.S. Print and Related Services	$3,646.1	$3,688.6	$(42.5)	(1.2%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the six months ended June 30, 2010 were $3,646.1 million, a decrease of $42.5 million, or 1.2%, compared to the same period in 2009. The decrease was primarily attributable to reductions in pass-through paper sales across the magazines, catalogs and retail inserts and books and directories reporting units and price declines across most reporting units. Sales of magazine, catalogs and retail inserts decreased due to reductions in pass-through paper sales, lower volume and lower prices on contract renewals. Sales of books and directories decreased primarily as a result of lower prices, reductions in pass-through paper sales, and lower sales in directories, partially offset by higher volume in educational books and related materials, as well as consumer books. Sales of variable printing increased due to the production of mailings for the U.S. Census and higher direct mailings from financial services and retail customers, partially offset by reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to continued price pressure and lower forms volume, partially offset by increased sales of labels. Commercial printing sales decreased due to increased price pressure, partially offset by increased volume from financial services and retail customers. Sales of financial printing increased due to increased capital market transactions, partially offset by lower investment management and compliance volume. Sales of logistics services increased primarily due to increases in print and other logistics services volumes along with growth in mail center and commingling services, as well as higher fuel surcharges. Sales of office products decreased due to lower volume from existing customers. Finally, sales of premedia services increased due to volume from new and existing customers.

U.S. Print and Related Services segment income from operations increased $90.4 million mainly driven by lower restructuring and impairment charges. In addition, cost reductions resulting from restructuring actions and productivity initiatives were partially offset by volume and price declines discussed above. Operating margins in the U.S. Print and Related Services segment increased from 6.9% for the six months ended June 30, 2009 to 9.4% for the six months ended June 30, 2010, of which 1.3 percentage points were attributable to the lower restructuring and impairment charges. The remaining margin increase resulted from the cost reductions discussed above and higher recovery on by-products, which more than offset the impact of lower prices and higher incentive compensation expense.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

			Six Months Ended June 30,
			2010	2009
			(in millions)
Net sales			$1,177.6	$1,122.6
Income from continuing operations			76.4	39.4
Operating margin			6.5%	3.5%
Restructuring and impairment charges			16.0	39.2

	Net Sales for the Six Months Ended June 30,		$ Change	% Change
Reporting unit	2010	2009
		(in millions)
Business process outsourcing	$279.5	$284.1	$(4.6)	(1.6%)
Asia	237.3	202.3	35.0	17.3%
Latin America	202.7	218.7	(16.0)	(7.3%)
Europe	186.8	180.2	6.6	3.7%
Global Turnkey Solutions	159.4	134.9	24.5	18.2%
Canada	111.9	102.4	9.5	9.3%

Total International	$1,177.6	$1,122.6	$55.0	4.9%

Net sales for the International segment for the six months ended June 30, 2010 were $1,177.6 million, an increase of $55.0 million, or 4.9%, compared to the same period in 2009. This increase was primarily due to changes in foreign exchange rates which increased net sales $39.3 million, or 3.5%. Business process outsourcing net sales decreased due to the lower volume resulting from the termination of a significant customer contract in 2009, partially offset by changes in foreign exchange rates and higher volume from a new customer contract. Sales in Asia increased due to higher volume of books exported to the U.S. and Europe, higher local sales of catalogs and retail inserts and increased volume from technology manuals and packaging products, partially offset by lower prices on print packaging products. In Latin America, net sales decreased due to the impact of the currency devaluation in Venezuela, disruptions caused by the Chilean earthquake and continued decreases in demand for business forms, particularly in Brazil, partially offset by changes in foreign exchange rates in other countries. Net sales in Europe increased due to increased volume in technology manuals and other packaging products and changes in foreign exchange rates, partially offset by declining prices. Global Turnkey Solutions net sales increased due to higher volume from existing and new customers and changes in foreign exchange rates. The increase in net sales in Canada was due to changes in foreign exchange rates, partially offset by lower statement printing volume.

Income from operations increased $37.0 million primarily due to lower restructuring and impairment charges and increased business in Global Turnkey Solutions and Asia. Operating margins increased from 3.5% for the six months ended June 30, 2009 to 6.5% for the six months ended June 30, 2010, of which 2.1 percentage points were due to lower restructuring and impairment charges. The remaining increase resulted from cost reductions driven by restructuring actions and productivity improvements and the termination of the significant customer contract in 2009, which more than offset lower prices and higher incentive compensation expense.

Corporate

Corporate operating expenses in the six months ended June 30, 2010 were $98.6 million, an increase of $28.7 million compared to the same period in 2009. The increase was driven by higher employee benefit costs, higher LIFO inventory provisions and higher incentive compensation expense, partially offset by lower bad debt expense, lower restructuring and impairment charges of $3.7 million and cost reductions from productivity and restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the six months ended June 30, 2010 and 2009.

Cash Flows From Operating Activities

Net cash provided by operating activities was $269.1 million for the six months ended June 30, 2010, compared to $850.7 million for the same period last year. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities. The decrease in operating cash flow reflected less benefit from working capital reductions driven by volume declines and efficiency improvement in 2009, the non-recurring tax refund of $159.2 million in 2009, the $57.5 million payment in January 2010 related to the termination of the long-term customer contract in 2009 and incentive compensation payments in the first quarter of 2010 compared to no such payments in 2009, partially offset by higher operating earnings in 2010 driven by cost reductions from productivity and restructuring actions.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $102.0 million compared to $112.4 million for the six months ended June 30, 2009. Net cash used for the acquisitions of PROSA and Prospectus in the six months ended June 30, 2009 was $26.6 million. The Company used $12.0 million to purchase a long-term investment and $11.7 million to purchase a short-term deposit during the six months ended June 30, 2010. The short-term term deposit was subsequently liquidated for $11.9 million during the six months ended June 30, 2010. Capital expenditures were $94.5 million, an increase of $2.4 million compared to the first six months of 2009. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2010 will be between $200 million and $225 million.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 was $35.3 million compared to $615.8 million in the same period of 2009. During the six months ended June 30, 2010, the Company received proceeds of $400.0 million from the issuance of long-term senior notes which were partly used to repay borrowings on the Company’s revolving credit facility (the “Facility”). Proceeds from Facility borrowings were used, along with cash on hand, to pay the May 2010 maturity of senior notes of $325.7 million. In the six months ended June 30, 2009, the Company received proceeds of $400.0 million from the issuance of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009. Net repayments under the Facility were $200.0 million for the six months ended June 30, 2009. The net change in short-term debt was a cash outflow of $303.5 million in the six months ended June 30, 2009 primarily due to the pay down of commercial paper.

Dividends

During the six months ended June 30, 2010, the Company paid cash dividends of $107.1 million. On July 21, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 1, 2010 to RR Donnelley shareholders of record on August 5, 2010.

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

Cash and cash equivalents of $615.8 million as of June 30, 2010 included $289.8 million that were readily available in the U.S. and $326.0 million that were available at international locations, most of which is subject to U.S. federal income taxes and some of which is subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $2.0 billion committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. Based on the Company’s results of operations for the twelve months ended June 30, 2010 and existing term debt structure, as shown in the table below, the Company could utilize approximately $1.2 billion of the $2.0 billion Facility and not be in violation of those financial covenants. A further reduction in earnings year over year would likely further decrease the amount available under the Facility. However, the Company does not expect the reduction in availability on the Facility to impact its ability to meet its liquidity requirements. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at June 30, 2010. The Company pays an annual commitment fee of 0.10%, and LIBOR plus a spread on borrowings under the Facility. This Facility has a maturity date of January 6, 2012. As of June 30, 2010, there were no borrowings outstanding under the Facility. The Company also has $115.9 million in credit facilities outside of the U.S., most of which are uncommitted. As of June 30, 2010, the Company had $56.2 million in outstanding letters of credit, of which $39.0 million reduced availability under the Facility and $1.7 million reduced availability under uncommitted facilities outside of the U.S. As of June 30, 2010, there were no borrowings outstanding under the Company’s commercial paper program. Of the remaining $15.5 million, $10.5 million is a letter of credit supported by cash collateral classified as restricted cash on the condensed consolidated balance sheet. The failure of a financial institution supporting the Facility would reduce the size of our committed facility unless a replacement institution were added. Currently, the Facility is supported by 18 U.S. and international financial institutions. The current availability on the Facility is shown in the following table:

June 30, 2010
(in millions)
Availability
Committed credit facility	$2,000.0
Availability reduction from covenants	755.1

1,244.9
Usage
Borrowings	—

Current availability at June 30, 2010	$1,244.9

The Company was in compliance with its debt covenants as of June 30, 2010, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2010 and the foreseeable future; however, as of June 30, 2010, as shown in the table above, the Company may borrow an additional $1.2 billion of the $2.0 billion currently not utilized under the Facility. Additional borrowings above $1.2 billion would cause the Company to violate certain debt covenants in the Facility. In addition, the Company met all the conditions required to borrow under the Facility as of June 30, 2010 and management expects the Company to continue to meet the applicable borrowing conditions.

On March 31, 2010, Moody’s Investors Service reaffirmed the Company’s senior unsecured debt ratings and short-term credit rating at Baa3 and P-3, respectively. On April 1, 2010, Standard & Poor’s Ratings Services reaffirmed the Company’s long-term corporate credit and senior unsecured debt ratings at BBB and maintained the Company’s short-term credit rating at A-3.

On June 21, 2010, the Company issued $400 million of 7.625% senior notes due June 15, 2020. The Company used the net proceeds to repay borrowings under the Facility that were drawn on May 13, 2010 to, together with cash on hand, repay $325.7 million of senior notes due May 15, 2010. The remaining net proceeds will be used for general corporate purposes.

In the third quarter of 2009, the Company terminated a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The Company expects to pay approximately $115.1 million in related restructuring costs, of which $22.2 million was paid in the third quarter of 2009, $57.5 million was paid in January 2010 and $35.4 million, subject to changes in foreign exchange rates, is expected to be paid in January 2011. The $35.4 million is reflected as restricted cash equivalents in the condensed consolidated balance sheets at June 30, 2010.

The Company expects to pay approximately $481 million to acquire Bowne. The Company anticipates funding this obligation through a combination of cash on hand, borrowings under the Facility or through the issuance of debt securities.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of June 30, 2010, approximately 82.0% of the Company’s outstanding term debt was comprised of fixed-rate debt. At June 30, 2010, the Company’s exposure to rate fluctuations on variable-interest borrowings was $611.7 million, including $600.0 million notional value of interest rate swap agreements (See Note 15 to the condensed consolidated financial statements) and $11.7 million in borrowings under international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign currency forward contracts to hedge the currency risk. As of June 30, 2010, the aggregate notional amount of outstanding forward contracts was approximately $78.7 million. Net unrealized losses from these foreign currency contracts were $2.1 million at June 30, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows; and would change the fair values of fixed rate debt at June 30, 2010 and December 31, 2009 by approximately $115.3 million and $101.0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2010 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2010 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2010—April 30, 2010	102	$21.49	—	10,000,000
May 1, 2010—May 31, 2010	7,814	19.12	—	10,000,000
June 1, 2010—June 30, 2010	—	—	—	10,000,000

Total	7,916	$19.15	—	10,000,000

(1)	As of June 30, 2010, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.
(2)	Shares withheld for tax liabilities upon vesting of certain equity awards.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

4.7	Amendment No. 1 dated July 14, 2009 to Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 5, 2009)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan (filed herewith)*

10.5	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.6	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.8	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on May 14, 2003)*

10.12	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.13	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.14	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.15	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.16	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.17	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.18	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.21	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.23	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.27	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of November 38, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.33	Management by Objective Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

10.34	Amended 2009 Management By Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

Date: August 4, 2010