Form 10-Q
period 2010-09-30
RR Donnelley & Sons Co
filed 2010-11-03
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 206.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$731.6	$499.2
Restricted cash equivalents	50.4	—
Receivables, less allowance for doubtful accounts of $68.2 in 2010 (2009—$70.3)	1,805.0	1,675.9
Income taxes receivable	36.2	63.2
Inventories (Note 3)	565.9	561.8
Prepaid expenses and other current assets	158.7	160.8

Total current assets	3,347.8	2,960.9

Property, plant and equipment—net (Note 4)	2,071.9	2,271.4
Goodwill (Note 5)	2,329.7	2,333.3
Other intangible assets—net (Note 5)	641.6	747.4
Other noncurrent assets	433.8	434.6

Total assets	$8,824.8	$8,747.6

LIABILITIES
Accounts payable	$894.7	$886.4
Accrued liabilities	828.7	813.4
Short-term and current portion of long-term debt (Note 14)	8.0	339.9

Total current liabilities	1,731.4	2,039.7

Long-term debt (Note 14)	3,407.4	2,982.5
Pension liability	494.5	509.8
Postretirement benefits	335.7	324.5
Deferred income taxes	165.2	205.5
Other noncurrent liabilities	466.9	524.6

Total liabilities	6,601.1	6,586.6

Commitments and Contingencies (Note 13)
EQUITY (Note 11)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2010 and 2009	303.7	303.7
Additional paid-in capital	2,901.2	2,906.2
Retained earnings	696.9	662.9
Accumulated other comprehensive loss	(532.0)	(545.0)
Treasury stock, at cost, 36.4 shares in 2010 (2009—37.3 shares)	(1,168.0)	(1,193.8)

Total RR Donnelley shareholders’ equity	2,201.8	2,134.0
Noncontrolling interests	21.9	27.0

Total equity	2,223.7	2,161.0

Total liabilities and equity	$8,824.8	$8,747.6

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$2,488.1	$2,463.1	$7,311.8	$7,274.3

Cost of sales (exclusive of depreciation and amortization shown below)	1,898.7	1,841.4	5,560.0	5,480.5
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	261.7	251.6	803.4	807.2
Restructuring and impairment charges—net (Note 6)	48.7	131.7	74.9	234.1
Depreciation and amortization	130.3	145.0	403.7	436.7

Total operating expenses	2,339.4	2,369.7	6,842.0	6,958.5

Income from operations	148.7	93.4	469.8	315.8
Interest expense—net	57.6	59.6	166.1	178.7
Investment and other income (expense)—net	0.7	(13.6)	(9.1)	(14.9)

Earnings before income taxes	91.8	20.2	294.6	122.2
Income tax expense	39.0	5.6	103.6	65.0

Net earnings	52.8	14.6	191.0	57.2
Less: Income (loss) attributable to noncontrolling interests	(0.5)	1.5	(3.7)	5.0

Net earnings attributable to RR Donnelley common shareholders	$53.3	$13.1	$194.7	$52.2

Earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic net earnings per share	$0.26	$0.06	$0.94	$0.25
Diluted net earnings per share	$0.25	$0.06	$0.93	$0.25

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78

Weighted average number of common shares outstanding (Note 9):
Basic	206.3	205.3	206.1	205.2
Diluted	209.9	208.5	209.6	207.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net earnings	$191.0	$57.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Impairment charges	31.0	22.9
Depreciation and amortization	403.7	436.7
Provision for doubtful accounts receivable	8.2	12.4
Share-based compensation	22.4	19.3
Deferred taxes	(45.3)	(19.7)
Reversal of tax reserves	—	(2.6)
(Gain) loss on sale of property, plant and equipment	(2.3)	1.8
Loss related to Venezuela currency devaluation	8.9	—
Loss on debt extinguishment	—	10.3
Other	35.6	31.7
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(149.6)	148.3
Inventories	(7.8)	141.7
Prepaid expenses and other current assets	(9.6)	19.1
Accounts payable	16.9	74.8
Income taxes payable and receivable	27.2	129.8
Accrued liabilities and other	(49.2)	14.8

Net cash provided by operating activities	481.1	1,098.5

INVESTING ACTIVITIES
Capital expenditures	(144.9)	(132.9)
Acquisition of businesses, net of cash acquired	2.2	(26.6)
Proceeds from return of capital and sale of investments and other assets	21.9	0.4
Purchases of investments	(31.7)	(4.0)
Transfers from restricted cash	0.2	6.1

Net cash used in investing activities	(152.3)	(157.0)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	750.0
Net change in short-term debt	(5.3)	(304.3)
Payments of current maturities and long-term debt	(326.7)	(1,051.9)
Payments on credit facility borrowings	—	(700.0)
Proceeds from credit facility borrowings	—	590.0
Debt issuance costs	(3.2)	(5.9)
Issuance of common stock	7.8	—
Dividends paid	(160.7)	(160.1)
Distributions to noncontrolling interests	(1.6)	(2.2)

Net cash used in financing activities	(89.7)	(884.4)

Effect of exchange rate on cash and cash equivalents	(6.7)	33.8
Net increase in cash and cash equivalents	232.4	90.9
Cash and cash equivalents at beginning of period	499.2	324.0

Cash and cash equivalents at end of period	$731.6	$414.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 24, 2010. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Pro forma results

For the three and nine months ended September 30, 2010 and 2009, there was no material impact from pro forma adjustments related to the 2009 acquisitions on net sales or net earnings attributable to RR Donnelley common shareholders.

3. Inventories

	September 30, 2010	December 31, 2009
Raw materials and manufacturing supplies	$249.5	$229.9
Work in process	191.9	190.1
Finished goods	211.3	219.6
LIFO reserve	(86.8)	(77.8)

Total	$565.9	$561.8

4. Property, Plant and Equipment

	September 30, 2010	December 31, 2009
Land	$93.0	$89.6
Buildings	1,140.4	1,140.0
Machinery and equipment	6,045.2	6,001.7

	7,278.6	7,231.3
Less: Accumulated depreciation	(5,206.7)	(4,959.9)

Total	$2,071.9	$2,271.4

During the three and nine months ended September 30, 2010, depreciation expense was $102.1 million and $318.6 million, respectively. During the three and nine months ended September 30, 2009, depreciation expense was $115.1 million and $348.1 million, respectively.

Assets Held for Sale

Primarily as a result of recent restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $7.0 million at September 30, 2010 and $8.7 million at December 31, 2009. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

5. Goodwill and Other Intangible Assets

Goodwill at September 30, 2010 and December 31, 2009 was as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2009
Goodwill(1)	$2,977.6	$1,216.2	$4,193.8
Accumulated impairment losses(1)	(878.2)	(982.3)	(1,860.5)

Total	2,099.4	233.9	2,333.3

Acquisitions	—	—	—
Foreign exchange and other adjustments	(1.8)	(1.8)	(3.6)

Net book value at September 30, 2010
Goodwill(1)	2,975.8	1,209.6	4,185.4
Accumulated impairment losses(1)	(878.2)	(977.5)	(1,855.7)

Total	$2,097.6	$232.1	$2,329.7

(1)	Includes foreign exchange. Certain prior year amounts have been reclassified to reflect the Company’s current presentation of goodwill.

The components of other intangible assets at September 30, 2010 and December 31, 2009 were as follows:

Other Intangible Assets	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$25.6	$(22.8)	$2.8	$25.6	$(22.3)	$3.3
Patents	98.3	(80.5)	17.8	98.3	(71.4)	26.9
Customer relationship intangibles	1,089.6	(500.5)	589.1	1,125.0	(440.1)	684.9
Trade names	21.3	(7.5)	13.8	21.4	(7.2)	14.2

Total amortizable purchased intangible assets	1,234.8	(611.3)	623.5	1,270.3	(541.0)	729.3
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,252.9	$(611.3)	$641.6	$1,288.4	$(541.0)	$747.4

In the third quarter of 2010, the Company recorded a non-cash charge of $26.9 million to reflect impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit. See Note 6 for further discussion regarding this impairment charge.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the nine months ended September 30, 2010, there were no additions to other intangible assets. Amortization expense for other intangible assets was $24.5 million and $25.7 million for the three months ended September 30, 2010 and 2009, respectively, and $73.5 million and $74.4 million for the nine months ended September 30, 2010 and 2009, respectively. The estimated annual amortization expense related to intangible assets as of September 30, 2010 is as follows.

Amount
For the year ending December 31,
2010	$97.7
2011	95.8
2012	83.2
2013	80.9
2014	78.5
2015 and thereafter	260.9

Total	$697.0

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2010 and 2009, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$0.7	$16.9	$0.9	$18.5	$2.0	$2.3	$(0.7)	$3.6
International	2.6	(0.6)	27.6	29.6	5.6	119.0	2.7	127.3
Corporate	(0.1)	0.7	—	0.6	—	0.8	—	0.8

Total	$3.2	$17.0	$28.5	$48.7	$7.6	$122.1	$2.0	$131.7

For the nine months ended September 30, 2010 and 2009, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$4.8	$20.2	$2.9	$27.9	$33.4	$16.3	$12.6	$62.3
International	13.9	3.8	27.9	45.6	35.2	121.0	10.3	166.5
Corporate	(0.2)	1.4	0.2	1.4	2.8	2.5	—	5.3

Total	$18.5	$25.4	$31.0	$74.9	$71.4	$139.8	$22.9	$234.1

For the three and nine months ended September 30, 2010, the Company recorded a non-cash charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

reporting unit within the International segment. The impairment of these intangible assets primarily resulted from the termination of a customer contract. After recording the impairment charge, remaining customer relationship intangible assets in the Global Turnkey Solutions reporting unit were $46.6 million as of September 30, 2010. In addition, for the three and nine months ended September 30, 2010, the Company recorded net restructuring charges of $3.2 million and $18.5 million, respectively, for employee termination costs for 1,137 employees, of whom 1,109 were terminated as of September 30, 2010. These terminations were associated with actions resulting from the reorganization of certain operations, including those within the business process outsourcing and Latin America reporting units. In addition, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges of $17.0 million and $25.4 million, respectively, for the three and nine months ended September 30, 2010. Of this amount, $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment. The remaining charges included lease termination and other facility closure costs partially offset by the gain on the sale of a previously closed facility in the International segment. For the three and nine months ended September 30, 2010, the Company also recorded $1.6 million and $4.1 million, respectively, of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise related to the equipment and current marketplace conditions. In addition, the impairment of the acquired customer relationship intangible assets was determined using Level 3 inputs and was estimated based on cash flow analysis and management’s assumptions related to the future revenues and profitability of certain customers.

For the three and nine months ended September 30, 2009, the Company recorded net restructuring and impairment charges, discounted for future cash payments, of $117.3 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $116.4 million, $0.8 million and $0.1 million are reflected in other charges, impairment and employee terminations, respectively. In addition, for the three and nine months ended September 30, 2009, the Company recorded net restructuring charges of $7.5 million and $71.3 million, respectively, for employee termination costs for 3,635 employees, all of whom were terminated as of September 30, 2010, associated with actions resulting from the reorganization of certain operations. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one Global Turnkey Solutions manufacturing facility, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges of $5.7 million and $23.4 million for the three and nine months ended September 30, 2009, respectively, including lease termination and other facility closure costs. For the three and nine months ended September 30, 2009, the Company also recorded $1.2 million and $22.1 million, respectively, of impairment charges primarily for machinery and equipment associated with the facility closings.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the nine months ended September 30, 2010 was as follows:

	December 31, 2009	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	September 30, 2010
Employee terminations	$20.4	$18.5	$(0.2)	$(27.8)	$10.9
Other	120.5	25.4	(2.3)	(70.9)	72.7

Total	$140.9	$43.9	$(2.5)	$(98.7)	$83.6

$64.5 million of the total restructuring reserve was current and included in accrued liabilities at September 30, 2010, while the long-term portion of $19.1 million, primarily related to multi-employer pension plan partial withdrawal charges and lease termination costs, was included in other noncurrent liabilities at September 30, 2010.

The Company anticipates that payments associated with these employee terminations will be substantially completed by September of 2011.

The restructuring liabilities classified as “other” consist of the estimated remaining payments related to the termination of a significant long-term customer contract in 2009, multi-employer pension plan partial withdrawal charges, lease termination costs and other facility closing costs. The Company paid $57.5 million in January 2010 and expects to pay approximately $39.6 million, subject to changes in foreign exchange rates, in December 2010 or January 2011, related to the termination of the significant long-term customer contract. The Company transferred funds to restricted cash for this payment. Payments on certain of these lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

7. Employee Benefits

The components of the estimated pension and postretirement benefits expense for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pension expense
Service cost	$20.1	$17.5	$60.3	$52.4
Interest cost	46.2	44.5	138.1	132.9
Expected return on assets	(64.8)	(64.2)	(193.7)	(191.7)
Amortization, net	6.5	—	19.2	3.6

Net pension expense (benefit)	$8.0	$(2.2)	$23.9	$(2.8)

Postretirement benefits expense
Service cost	$3.1	$2.6	$9.2	$7.7
Interest cost	7.1	7.7	21.3	23.1
Expected return on assets	(3.8)	(3.9)	(11.6)	(11.7)
Amortization, net	(2.5)	(4.3)	(7.2)	(12.9)

Net postretirement benefits expense	$3.9	$2.1	$11.7	$6.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

8. Share-Based Compensation

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and directors, including stock options and restricted stock units. The total compensation expense related to all share-based compensation plans was $6.4 million and $22.4 million for the three and nine months ended September 30, 2010, respectively. The total compensation expense related to all share-based compensation plans was $5.5 million and $19.3 million for the three and nine months ended September 30, 2009, respectively.

Stock Options

The Company granted 540,000 and 1,520,468 stock options during the nine months ended September 30, 2010 and 2009, respectively. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of these stock options was determined using the following assumptions:

	2010	2009
Expected volatility	35.61%	29.67%
Risk-free interest rate	2.75%	2.27%
Expected life (years)	6.25	6.25
Expected dividend yield	4.19%	3.63%

The grant date fair value of these options was $4.81 and $1.47 per stock option for the nine months ended September 30, 2010 and 2009, respectively.

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	4,168	$20.17	6.4	$26.6
Granted	540	19.89	9.4
Exercised	(198)	10.63
Cancelled/forfeited/expired	(281)	21.53

Outstanding at September 30, 2010	4,229	20.15	6.5	14.5

Exercisable at September 30, 2010	495	$8.26	6.2	$4.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2010 and December 31, 2009, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010 and December 31, 2009. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. There were no options exercised for the three months ended September 30, 2010. Total intrinsic value of options exercised for the nine months ended September 30, 2010 was $2.1 million. Total intrinsic value of options exercised for the three and nine months ended September 30, 2009 was less than $0.1 million in each period.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Compensation expense recognized related to stock options for the three and nine months ended September 30, 2010 was $0.8 million and $2.3 million, respectively. Compensation expense recognized related to stock options for the three and nine months ended September 30, 2009 was $0.6 million and $1.8 million, respectively. As of September 30, 2010, $5.5 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted average period of 2.4 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of September 30, 2010 and December 31, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	5,480	$11.08
Granted	1,518	17.41
Vested	(1,226)	9.77
Forfeited	(30)	13.24

Nonvested at September 30, 2010	5,742	$13.06

Compensation expense recognized related to restricted stock units for the three and nine months ended September 30, 2010 was $5.6 million and $20.1 million, respectively. Compensation expense recognized related to restricted stock units for the three and nine months ended September 30, 2009 was $4.9 million and $17.5 million, respectively. As of September 30, 2010, there was $32.5 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards that are expected to vest over a weighted-average period of 2.5 years.

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. During the nine months ended September 30, 2010, the Company did not purchase any of its common stock in the open market. As of September 30, 2010, the Company is authorized, under the terms of its share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

9. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$53.3	$13.1	$194.7	$52.2
Denominator:
Weighted average number of common shares outstanding	206.3	205.3	206.1	205.2
Dilutive options and awards(a)	3.6	3.2	3.5	2.5

Diluted weighted average number of common shares outstanding	209.9	208.5	209.6	207.7

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.26	$0.06	$0.94	$0.25

Diluted	$0.25	$0.06	$0.93	$0.25

Cash dividends paid per common share	$0.26	$0.26	$0.78	$0.78

(a)	Diluted net earnings per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three and nine months ended September 30, 2010, restricted stock units of 2.7 million and 2.9 million, respectively, were excluded as their effect would be anti-dilutive. For the three and nine months ended September 30, 2010, options to purchase 3.7 million shares and 3.6 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

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

10. Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$52.8	$14.6	$191.0	$57.2
Translation adjustments	77.4	39.4	5.4	84.1
Adjustment for net periodic pension and postretirement benefit cost, net of tax	2.6	(0.4)	7.5	(12.5)
Change in fair value of derivatives, net of tax	0.1	1.8	0.3	2.2

Comprehensive income	132.9	55.4	204.2	131.0
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.2)	1.4	(3.5)	5.0

Comprehensive income attributable to RR Donnelley common shareholders	$133.1	$54.0	$207.7	$126.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the three and nine months ended September 30, 2010, the changes in other comprehensive income were net of tax provisions of less than $0.1 million and $0.2 million, respectively, related to the change in fair value of derivatives and tax benefits of $1.4 million and $4.3 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs. For the three and nine months ended September 30, 2009, the changes in other comprehensive income were net of tax provisions of $1.1 million and $1.4 million, respectively, related to the change in fair value of derivatives and tax benefits of $1.8 million and $4.4 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs.

11. Equity

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2010:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$2,134.0	$27.0	$2,161.0
Net earnings (loss)	194.7	(3.7)	191.0
Other comprehensive income	13.0	0.2	13.2
Share-based compensation	22.4	—	22.4
Withholdings for share-based awards and other	(1.6)	—	(1.6)
Cash dividends paid	(160.7)	—	(160.7)
Distributions to noncontrolling interests	—	(1.6)	(1.6)

Balance at September 30, 2010	$2,201.8	$21.9	$2,223.7

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2009:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	$2,318.5	$23.4	$2,341.9
Net earnings	52.2	5.0	57.2
Other comprehensive income	73.8	—	73.8
Share-based compensation	19.3	—	19.3
Withholdings for share-based awards and other	(1.5)	—	(1.5)
Cash dividends paid	(160.1)	—	(160.1)
Distributions to noncontrolling interests	—	(2.2)	(2.2)

Balance at September 30, 2009	$2,302.2	$26.2	$2,328.4

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2010
U.S. Print and Related Services	$1,868.8	$(7.4)	$1,861.4	$168.3	$94.6	$24.7
International	638.8	(12.1)	626.7	23.5	28.2	19.1

Total operating segments	2,507.6	(19.5)	2,488.1	191.8	122.8	43.8
Corporate	—	—	—	(43.1)	7.5	6.6

Total operations	$2,507.6	$(19.5)	$2,488.1	$148.7	$130.3	$50.4

Three months ended September 30, 2009
U.S. Print and Related Services	$1,829.8	$(5.0)	$1,824.8	$164.9	$106.4	$27.8
International	651.0	(12.7)	638.3	(72.3)	30.6	8.7

Total operating segments	2,480.8	(17.7)	2,463.1	92.6	137.0	36.5
Corporate	—	—	—	0.8	8.0	4.3

Total operations	$2,480.8	$(17.7)	$2,463.1	$93.4	$145.0	$40.8

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2010
U.S. Print and Related Services	$5,529.4	$(21.9)	$5,507.5	$511.6	$6,149.8	$294.3	$69.3
International	1,840.9	(36.6)	1,804.3	99.9	2,231.2	86.0	49.2

Total operating segments	7,370.3	(58.5)	7,311.8	611.5	8,381.0	380.3	118.5
Corporate	—	—	—	(141.7)	443.8	23.4	26.4

Total operations	$7,370.3	$(58.5)	$7,311.8	$469.8	$8,824.8	$403.7	$144.9

Nine months ended September 30, 2009
U.S. Print and Related Services	$5,533.6	$(20.2)	$5,513.4	$417.8	$6,573.4	$318.8	$82.5
International	1,804.2	(43.3)	1,760.9	(32.9)	2,198.5	91.6	37.7

Total operating segments	7,337.8	(63.5)	7,274.3	384.9	8,771.9	410.4	120.2
Corporate	—	—	—	(69.1)	148.9	26.3	12.7

Total operations	$7,337.8	$(63.5)	$7,274.3	$315.8	$8,920.8	$436.7	$132.9

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

14. Debt

The Company’s debt consists of the following:

	September 30, 2010	December 31, 2009
4.95% senior notes due May 15, 2010	$—	$325.7
5.625% senior notes due January 15, 2012	158.5	158.5
4.95% senior notes due April 1, 2014	599.2	599.0
5.50% senior notes due May 15, 2015	499.6	499.6
8.60% senior notes due August 15, 2016	345.9	345.3
6.125% senior notes due January 15, 2017	621.9	621.5
11.25% debentures due February 1, 2019	400.0	400.0
7.625% senior notes due June 15, 2020	400.0	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	41.2	23.7

Total debt	3,415.4	3,322.4
Less: current portion	(8.0)	(339.9)

Long-term debt	$3,407.4	$2,982.5

The fair values of the senior notes and debentures, which were based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $303.6 million and $177.9 million at September 30, 2010 and December 31, 2009, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Interest income was $5.5 million and $7.4 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at September 30, 2010 and December 31, 2009 was $74.5 million and $437.0 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

At September 30, 2010 and December 31, 2009, the total fair value of the Company’s forward contracts and fair value hedges and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

	September 30, 2010	December 31, 2009
Derivatives not designated as hedges
Prepaid expenses and other current assets	$1.2	$1.3
Accrued liabilities	0.2	6.8
Derivatives designated as fair value hedges
Other noncurrent assets	$25.5	$—

The pre-tax gains (losses) related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$2.2	$(1.6)	$(2.2)	$(13.7)

Total gain (loss) recognized in the condensed consolidated statements of operations		$2.2	$(1.6)	$(2.2)	$(13.7)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For derivatives designated as fair value hedges, the pre-tax gains (losses) related to the hedged items, attributable to changes in the hedged benchmark interest rate, and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2010 and 2009 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Fair Value Hedges
Interest rate swaps	Investment and other income (expense)	$11.3	$—	$25.5	$—
Hedged items	Investment and other income (expense)	(10.7)	—	(23.7)	—

Total gain (loss) recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other income (expense)	$0.6	$—	$1.8	$—

The Company also recognized a net reduction to interest expense of $2.1 million and $4.3 million for the three and nine months ended September 30, 2010, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

The pre-tax gains (losses) related to derivatives designated as cash flow hedges for the three months ended September 30, 2010 and 2009 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.1)	$(0.1)	Interest expense—net	$—	$—
Interest rate lock	—	—	Investment and other expense	—	(2.7)	Investment and other expense	—	—

Total loss	$—	$—		$(0.1)	$(2.8)		$—	$—

The pre-tax gains (losses) related to derivatives designated as cash flow hedges for the nine months ended September 30, 2010 and 2009 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.4)	$(0.9)	Interest expense—net	$—	$—
Interest rate lock	—	—	Investment and other expense	—	(2.7)	Investment and other expense	—	—

Total loss	$—	$—		$(0.4)	$(3.6)		$—	$—

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements which were used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive loss, which was being recognized in interest expense over the term of the hedged forecasted interest payments. During the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were hedged as part of the interest rate lock agreements. A pre-tax loss of $2.7 million was reclassified from accumulated other comprehensive loss as a result of the change in expected forecasted interest payments for the senior notes due May 15, 2010. At September 30, 2010, a balance of $2.3 million remains in accumulated other comprehensive loss, of which $0.4 million is expected to be reclassified to earnings over the next twelve months.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension plan assets and other postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of September 30, 2010 and December 31, 2009.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. For the three and nine months ended September 30, 2010, the Company recorded a non-cash charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The determination of the impairment was based on Level 3 inputs, including cash flow analysis and management’s assumptions related to the future revenues and profitability of certain customers. See Note 6 for further discussion regarding the impairment charge. There have been no other significant impairment charges since December 31, 2009.

See Note 14 for further discussion on the fair value of the Company’s debt.

17. Income Taxes

The Company’s unrecognized tax benefits at September 30, 2010 and December 31, 2009 were as follows:

Balance at December 31, 2009	$176.4
Additions for tax positions of the current year	6.0
Additions for tax positions of the prior years	5.8
Reductions for tax positions of prior years	(4.5)
Settlements during the year	(8.7)
Foreign exchange and other	0.5

Balance at September 30, 2010	$175.5

As of September 30, 2010, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within twelve months by as much as $81.3 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal and state tax positions.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses. Certain aspects of ASU 2010-20 will be effective for the Company in the fourth quarter of 2010. The adoption of ASU 2010-20 is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is a global provider of integrated communications. Founded more than 146 years ago, the Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing products and services to leading clients in virtually every private and public sector.

BUSINESS ACQUISITIONS

On February 23, 2010, the Company announced that it had signed a definitive agreement to acquire Bowne & Co., Inc. (“Bowne”) for approximately $481 million in cash. Bowne, a provider of shareholder and marketing communication services, is headquartered in New York, New York, and has operations in North America, Latin America, Europe and Asia. The acquisition is expected to close in the fourth quarter of 2010 and is subject to customary closing conditions, including regulatory approval.

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

Executive Summary

Financial Performance: Three Months Ended September 30, 2010

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended September 30, 2010, from the three months ended September 30, 2009, were due primarily to the following (in millions, except per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended September 30, 2009	$93.4	3.8%	$13.1	$0.06
2010 restructuring and impairment charges	(48.7)	(2.0%)	(36.8)	(0.18)
2009 restructuring and impairment charges	131.7	5.3%	90.8	0.44
Acquisition-related expenses	(2.5)	(0.1%)	(2.4)	(0.01)
2009 losses related to debt extinguishment	—	—	8.0	0.04
Operations	(25.2)	(1.0%)	(19.4)	(0.10)

For the three months ended September 30, 2010	$148.7	6.0%	$53.3	$0.25

2010 restructuring and impairment charges: included $26.9 million of non-cash charges for the impairment of intangible assets; charges of $3.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $17.0 million of other restructuring costs; and $1.6 million for impairment of long-lived assets.

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

Acquisition-related expenses: included pre-tax charges of $2.6 million ($2.4 million after-tax) related to legal, accounting and other expenses for the three months ended September 30, 2010 associated with current year acquisitions contemplated. For the three months ended September 30, 2009, these pre-tax charges were $0.1 million for both acquisitions completed or contemplated.

2009 losses related to debt extinguishment: included a $10.3 million pre-tax loss on the repurchases of $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes that matured May 15, 2010, as well as the reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the change in the hedged forecasted interest payments resulting from the repurchase of the 4.95% senior notes.

Operations: reflected continued price pressures, higher expense for LIFO inventory provisions as compared to a benefit in 2009, transition fees of $12.2 million received in 2009 from another business process outsourcing contract termination and higher pension and postretirement expenses, partially offset by higher net sales as a result of volume increases in Asia, logistics, financial print and variable print, higher pricing on by-products recoveries and reduced material costs, depreciation and amortization expense and interest expense. See further details in the review of operating results by segment that follows.

Financial Performance: Nine Months Ended September 30, 2010

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the nine months ended September 30, 2010, from the nine months ended September 30, 2009, were due primarily to the following (in millions, except per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the nine months ended September 30, 2009	$315.8	4.3%	$52.2	$0.25
2010 restructuring and impairment charges	(74.9)	(1.0%)	(55.0)	(0.26)
2009 restructuring and impairment charges	234.1	3.2%	176.3	0.85
Acquisition-related expenses	(6.4)	(0.1%)	(6.4)	(0.03)
2010 Venezuela devaluation	—	—	(4.5)	(0.02)
2009 losses related to debt extinguishment	—	—	8.0	0.04
Operations	1.2	0.0%	24.1	0.10

For the nine months ended September 30, 2010	$469.8	6.4%	$194.7	$0.93

2010 restructuring and impairment charges: included $26.9 million of non-cash charges for the impairment of intangible assets; charges of $18.5 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $25.4 million of other restructuring costs; and $4.1 million for impairment of long-lived assets.

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

Acquisition-related expenses: included pre-tax charges of $7.9 million ($7.3 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2010 associated with current year acquisitions contemplated. For the nine months ended September 30, 2009, these pre-tax charges were $1.5 million ($0.9 million after-tax) for both acquisitions completed or contemplated.

2010 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and an increase in loss attributable to noncontrolling interests of $3.6 million.

2009 losses related to debt extinguishment: included a $10.3 million pre-tax loss on the repurchases of $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes that matured May 15, 2010, as well as the reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to the change in the hedged forecasted interest payments resulting from the repurchase of the 4.95% senior notes.

Operations: reflected higher net sales in logistics, Asia, variable print and financial print, cost savings from restructuring actions and productivity efforts, higher pricing on by-products recoveries and reduced depreciation and amortization, material costs and interest expense, as well as a lower effective tax rate in part due to the release of a valuation allowance on deferred tax assets. These benefits were partially offset by continued price pressures, higher incentive compensation expense, LIFO inventory provisions and pension and postretirement expense. See further details in the review of operating results by segment that follows.

Overview

During the third quarter of 2010, the Company’s net sales trend continued to benefit from the economic recovery. On a consolidated basis, net sales increased $25.0 million, or 1.0%, from the third quarter of 2009, the second consecutive quarterly increase in net sales. Continued strength in Asia, increases in U.S. print and other logistics services along with growth in mail center and commingling services, increased volume in financial print due to higher capital market transactions and higher volume in variable print due to higher direct mailings from financial services and retail customers increased net sales for the third quarter. These increases were partly offset by continued price pressure and reductions in pass-through paper sales in books and directories and magazines, catalogs and retail inserts.

The Company’s income from operations for the three months ended September 30, 2010 increased 59.2% compared to the same period in 2009 primarily due to lower restructuring and impairment charges, higher volume and cost reductions driven by restructuring programs and productivity efforts. These benefits were partially offset by the impact of price pressures, higher expense for LIFO inventory provisions, transition fees of $12.2 million received in 2009 from a business process outsourcing contract termination and higher pension and postretirement expenses.

On February 23, 2010, the Company announced that it had signed a definitive agreement to acquire Bowne for approximately $481 million in cash. Bowne, a provider of shareholder and marketing communication services, is headquartered in New York, New York, and has operations in North America, Latin America, Europe and Asia. The acquisition is expected to close in the fourth quarter of 2010 and is subject to customary closing conditions, including regulatory approval. The Company expects the combination with Bowne to expand and enhance the range of services that the Company offers to its customers, while creating an opportunity to provide its comprehensive line of products to Bowne’s clients. In addition, this acquisition is expected to be accretive to earnings within twelve months of closing.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. The excess capacity created by declines in industry volumes during the recession has resulted in intensified price competition in most product lines. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. The Company believes it needs to continue to lower its cost structure and differentiate its products and service offerings.

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

As a substitute for print, the impact of digital technologies has been felt mainly in directories, forms and statement printing, as electronic communication and transaction technology has eliminated or devalued the role of many traditional paper forms. Electronic substitution has continued to accelerate in directory printing in part driven by environmental concerns and cost pressures at key customers. Despite rapid growth in the adoption of e-books, the Company does not believe there has been a significant impact on the volume of print. However, management does expect to see lower long-term growth in print book volume as e-book penetration continues to expand. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies, uses a wide variety of paper grades, formats, ink formulations and colors and does not rely on any one supplier. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades used in the manufacturing process may affect the Company’s consolidated financial results. Recent strengthening of economic conditions, combined with paper industry capacity reductions, has caused prices to increase during the first nine months of 2010, and further increases are expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On September 30, 2010, the Postal Regulatory Commission denied the U.S. Postal Service’s (“USPS”) request for a rate increase which would have been effective on January 2, 2011, Even though the rate increase was denied, the USPS is expected to request another increase under the Postal Accountability and Enhancement Act (the law that governs postal rate increases) that could be effective in May 2011. For most classes of mail, this increase is likely to be between three and four percent. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services are expected to be impacted by changes in the postal rates. In addition, the Company offers innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the nine months ended September 30, 2010 compared to expected results as of October 31, 2009. In addition, management considered how other key assumptions, including discount rates used in last year’s impairment analysis, could be impacted by recent market and economic events. Based on this interim assessment, management concluded that as of September 30, 2010, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. A significant change in global economic conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and may result in material impairments when the Company’s completes its annual impairment test as of October 31, 2010.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of securities held by the plans and decreases in discount rates could reduce their funded status and materially affect the level of pension expense and required contributions in 2011 and future years. In addition, the Company’s required funding may be affected by changes in pension regulations. The Company expects to make cash contributions of approximately $31.3 million to its pension plans and approximately $6.9 million to its postretirement plans in 2010. The Company currently expects the amount of required pension plan contributions in 2011 to be at or below the level of contributions in 2010. However, in future years, required contributions to the pension plans are expected to increase significantly.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position and cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The following table shows the results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in millions)
Net sales	$2,488.1	$2,463.1	$25.0	1.0%
Cost of sales (exclusive of depreciation and amortization shown below)	1,898.7	1,841.4	57.3	3.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	261.7	251.6	10.1	4.0%
Restructuring and impairment charges	48.7	131.7	(83.0)	(63.0%)
Depreciation and amortization	130.3	145.0	(14.7)	(10.1%)

Total operating expenses	2,339.4	2,369.7	(30.3)	(1.3%)

Income from operations	$148.7	$93.4	$55.3	59.2%

Consolidated

Net sales for the three months ended September 30, 2010 increased $25.0 million, or 1.0%, to $2,488.1 million versus the same period in the prior year. Changes in foreign exchange rates decreased net sales by $20.0 million, or 0.8%. The increase in net sales was due to increased volume in Asia, higher logistics services volumes, increased volume in financial print due to more capital market transactions and higher volume in variable print due to higher direct mailings from financial services and retail customers. These increases were partially offset by decreases in net sales of books and directories and magazines, catalogs and retail inserts and primarily attributable to continued price pressure and reductions in pass-through paper sales, as well as lower volume in office products.

Cost of sales increased $57.3 million to $1,898.7 million for the three months ended September 30, 2010 versus the same period in the prior year primarily due to higher LIFO inventory provisions and volume increases, partially offset by higher pricing on by-products recoveries and lower material costs. Cost of sales as a percentage of net sales increased from 74.8% to 76.3%, reflecting the impact of price pressures on net sales and higher LIFO inventory provisions, offset in part by the benefits of continued productivity efforts, the impact of lower pass-through paper sales and higher pricing on by-products sales.

Selling, general and administrative expenses increased $10.1 million to $261.7 million for the three months ended September 30, 2010 versus the same period in the prior year due to a higher provision for bad debt expense, higher benefits expense and higher acquisition-related expenses, partially offset by restructuring-driven cost reductions. Selling, general and administrative expenses as a percentage of net sales increased from 10.2% to 10.5%, due to the higher provision for bad debt expense and higher acquisition-related expenses, partially offset by restructuring-driven cost reductions.

For the three months ended September 30, 2010, the Company recorded a net restructuring and impairment provision of $48.7 million compared to $131.7 million in the same period of 2009. In 2010, these charges included a non-cash pre-tax charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of these intangible assets primarily resulted from the termination of a customer contract. Additionally, for the three months ended September 30, 2010, the Company recorded $3.2 million for workforce reductions of 227 employees (of whom 212 were terminated as of September 30, 2010) associated with actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment and the reorganization of certain operations within the magazine, catalog and retail insert reporting unit within the U.S. Print and Related Services segment. In addition, the Company recorded $1.6 million of impairment charges of other long-lived assets and $17.0 million of other restructuring costs. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs. These costs were partially offset by the gain on the sale of a previously closed facility in the International segment. In 2009, these charges included $117.3 million, discounted for future cash payments, for the termination of a long-term significant customer contract in the business process outsourcing unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. In addition, these charges included $7.5 million for workforce reductions of 344 employees (all of whom were terminated as of September 30, 2010) associated with actions resulting from the reorganization of certain operations. These actions also included the closing of one Latin America manufacturing facility within the International segment. Additionally, the Company recorded $1.2 million of impairment charges of other long-lived assets and $5.7 million of other restructuring costs, including lease termination and other facility closure costs. Management believes that certain restructuring activities will continue throughout the remainder of 2010, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $14.7 million to $130.3 million for the three months ended September 30, 2010 compared to the same period in 2009, primarily due to a declining trend in capital expenditures over recent years. Depreciation and amortization included $24.5 million and $25.7 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the three months ended September 30, 2010 and 2009, respectively.

Income from operations for the three months ended September 30, 2010 was $148.7 million, an increase of 59.2% compared to the three months ended September 30, 2009. The increase was primarily driven by lower restructuring and impairment costs and higher volumes, partially offset by the impact of price pressures on net sales, higher LIFO inventory provisions and the benefit received in 2009 from the transition fees of $12.2 million received from a business process outsourcing contract termination.

Net interest expense decreased by $2.0 million for the three months ended September 30, 2010 versus the same period in 2009, primarily due to lower average outstanding borrowings and the impact of the interest rate swaps, as discussed in Note 15 to the condensed consolidated financial statements. In addition, 2009 was impacted by the accelerated amortization of debt issuance costs and unamortized discounts related to the repurchase of $640.6 million of senior notes.

Net investment and other income (expense) for the three months ended September 30, 2010 and 2009 was income of $0.7 million and expense of $13.6 million, respectively. The Company’s repurchases of $640.6 million of its senior notes in 2009 resulted in a loss on the debt extinguishment of $10.3 million in 2009. In addition, as a result of the repurchase of the senior notes that matured May 15, 2010, the Company reclassified a loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to changes in the hedged forecasted interest payments.

The effective income tax rate for the three months ended September 30, 2010 was 42.5% compared to 27.7% for the same period in 2009 reflecting the impact of higher restructuring charges for the three months ended September 30, 2009.

Net earnings from operations attributable to RR Donnelley common shareholders for the three months ended September 30, 2010 was $53.3 million, or $0.25 per diluted share, compared to $13.1 million, or $0.06 per diluted share, for the three months ended September 30, 2009. In addition to the factors described above, the per share results reflect an increase of 1.4 million in weighted-average diluted shares outstanding due to higher dilution resulting from increases in the stock price and the issuance of shares related to the vesting of restricted stock units and stock options.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended September 30,
	2010	2009
	(in millions)
Net sales	$1,861.4	$1,824.8
Income from operations	168.3	164.9
Operating margin	9.0%	9.0%
Restructuring and impairment charges	18.5	3.6

	Net Sales for the Three Months Ended September 30,		$ Change	% Change
Reporting unit(1)	2010	2009
	(in millions)
Magazines, catalogs and retail inserts	$488.1	$497.8	$(9.7)	(1.9%)
Books and directories	372.7	379.6	(6.9)	(1.8%)
Variable print	284.5	270.9	13.6	5.0%
Forms and labels	203.9	206.7	(2.8)	(1.4%)
Commercial	149.0	147.7	1.3	0.9%
Logistics	152.1	126.1	26.0	20.6%
Financial print	113.3	96.8	16.5	17.0%
Office products	52.8	59.5	(6.7)	(11.3%)
Premedia	45.0	39.7	5.3	13.4%

Total U.S. Print and Related Services	$1,861.4	$1,824.8	$36.6	2.0%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended September 30, 2010 were $1,861.4 million, an increase of $36.6 million, or 2.0%, compared to the same period in 2009. The increase was primarily attributable to higher logistics services volumes, increased volume in financial print due to more capital markets transactions and higher volume in variable print due to increases in direct mailings from financial services and retail customers. These increases were partially offset by price declines and reductions in pass-through paper sales in books and directories and magazines, catalogs and retail inserts. Sales of magazines, catalogs and retail inserts decreased due to price pressure and reductions in pass-through paper sales. Sales of books and directories decreased, as continued price pressure and lower pass-through paper sales more than offset higher volumes. Sales of variable printing increased due to higher sales of direct mailings from financial services and retail customers, partially offset by price pressures. Sales of forms and labels decreased as price pressure on both forms and labels and lower forms volume were partially offset by higher labels volume. Commercial printing sales increased slightly as higher volume was partially offset by continued price pressure. Sales of logistics services increased primarily due to increases in logistics services on higher print volumes, other logistics services and higher fuel surcharges. Sales of financial printing increased due to increased volume in capital market transactions. Sales of office products decreased due to lower volume and unfavorable product mix from existing customers. Finally, sales of premedia increased due to higher volume from existing customers.

U.S. Print and Related Services segment income from operations increased $3.4 million mainly driven by higher pricing on by-products recoveries, lower material costs, the sales increases discussed above and improved productivity driven by restructuring actions and cost reduction efforts, partially offset by continued price pressures and higher restructuring and impairment charges. Operating margins in the U.S. Print and Related Services segment remained consistent at 9.0% for the three months ended September 30, 2009 and 2010, as higher pricing on by-product recoveries and lower material costs, as well as cost reductions noted above, offset price declines and higher restructuring and impairment charges.

International

The following table summarizes net sales, income (loss) from operations and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2010	2009
	(in millions)
Net sales	$626.7	$638.3
Income (loss) from continuing operations	23.5	(72.3)
Operating margin	3.7%	(11.3%)
Restructuring and impairment charges	29.6	127.3

	Net Sales for the Three Months Ended September 30,		$ Change	% Change
Reporting unit	2010	2009
	(in millions)
Business process outsourcing	$138.5	$165.7	$(27.2)	(16.4%)
Asia	155.9	124.2	31.7	25.5%
Latin America	110.8	111.7	(0.9)	(0.8%)
Europe	100.8	100.8	—	0.0%
Global Turnkey Solutions	71.4	85.5	(14.1)	(16.5%)
Canada	49.3	50.4	(1.1)	(2.2%)

Total International	$626.7	$638.3	$(11.6)	(1.8%)

Net sales for the International segment for the three months ended September 30, 2010 were $626.7 million, a decrease of $11.6 million, or 1.8%, compared to the same period in 2009. Changes in foreign exchange rates decreased net sales $20.2 million, or 3.2%, during the three months ended September 30, 2010. In addition, the lost volume resulting from the termination of a significant customer contract in 2009 in the business process outsourcing reporting unit and decreased volume and unfavorable product mix from existing customers in Global Turnkey Solutions decreased net sales. These decreases were partially offset by increased business in Asia. Business process outsourcing net sales decreased due to lower volume resulting from the termination of the customer contract noted above, transition fees of $12.5 million received from a contract termination in 2009 and changes in foreign exchange rates. Sales in Asia increased due to higher volume from technology manuals and packaging products and increased volume of books exported to the U.S. and Europe, partially offset by increased price pressure. In Latin America, net sales decreased slightly due to the impact of the currency devaluation in Venezuela and continued decreases in demand for business forms, particularly in Brazil, partially offset by higher commercial and labels volume. Net sales in Europe remained consistent due to increased technology manuals and other packaging products volume offset by changes in foreign exchange rates and declining prices. Global Turnkey Solutions net sales decreased due to lower volume and unfavorable product mix from existing customers and changes in foreign exchange rates, partially offset by volume from new customers. The decrease in net sales in Canada was due to lower statement printing volume, partially offset by changes in foreign exchange rates and higher commercial print volume.

Income (loss) from operations increased $95.8 million mainly driven by lower restructuring and impairment charges and increased volume in Asia, partially offset by the decreases in net sales noted above. Operating margins increased from a loss of 11.3% for the three months ended September 30, 2009 to 3.7% for the three months ended September 30, 2010, of which 15.2 percentage points were due to lower restructuring and impairment charges. The remaining decrease was due to lower prices and cost inflation.

Corporate

Corporate operating expenses in the three months ended September 30, 2010 were $43.1 million compared to income of $0.8 million for the same period in 2009. The 2010 expense included higher LIFO inventory provisions, employee benefit costs and bad debt expense. The income in 2009 included a benefit resulting from lower LIFO inventory provisions, a benefit resulting from lower bad debt expense and reduced pension and postretirement expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The following table shows the results of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in millions)
Net sales	$7,311.8	$7,274.3	$37.5	0.5%
Cost of sales (exclusive of depreciation and amortization shown below)	5,560.0	5,480.5	79.5	1.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	803.4	807.2	(3.8)	(0.5%)
Restructuring and impairment charges	74.9	234.1	(159.2)	(68.0%)
Depreciation and amortization	403.7	436.7	(33.0)	(7.6%)

Total operating expenses	6,842.0	6,958.5	(116.5)	(1.7%)

Income from operations	$469.8	$315.8	$154.0	48.8%

Consolidated

Net sales for the nine months ended September 30, 2010 increased $37.5 million, or 0.5%, to $7,311.8 million versus the same period in the prior year. Changes in foreign exchange rates increased net sales by $20.2 million, or 0.3%. In addition, net sales increased due to higher logistics services volumes along with growth in mail center and commingling services in logistics, the increased sales from the production of mailing for the U.S. Census and higher volume in Asia. These increases were mostly offset by decreases primarily attributable to continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories.

Cost of sales increased $79.5 million to $5,560.0 million for the nine months ended September 30, 2010 versus the same period in the prior year primarily due to volume increases, higher LIFO inventory provisions and higher incentive compensation expense, partially offset by higher pricing on by-products recoveries and lower material costs. Cost of sales as a percentage of net sales increased from 75.3% to 76.0%, reflecting the continued price pressures on net sales, higher LIFO inventory provisions and higher incentive compensation expense.

Selling, general and administrative expenses decreased $3.8 million to $803.4 million for the nine months ended September 30, 2010 versus the same period in the prior year due to benefits achieved from restructuring activities and lower bad debt expense, partially offset by higher incentive compensation expense. Selling, general and administrative expenses as a percentage of net sales decreased from 11.1% to 11.0% reflecting benefits achieved from restructuring activities.

For the nine months ended September 30, 2010, the Company recorded a net restructuring and impairment provision of $74.9 million compared to $234.1 million in the same period of 2009. In 2010, these charges included a non-cash pre-tax charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of these intangible assets primarily resulted from the termination of a customer contract. Additionally, for the nine months ended September 30, 2010, the Company recorded $18.5 million for workforce reductions of 1,137 employees (of whom 1,109 were terminated as of September 30, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the business process outsourcing and Latin America reporting units and the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company recorded $4.1 million of impairment charges of other long-lived assets and $25.4 million of other restructuring costs. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs. In 2009, these charges included $117.3 million, discounted for future cash payments, for the termination of a significant long-term customer contract in the business outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. In addition, these charges included $71.3 million for workforce reductions of 3,635 employees (all of whom were terminated as of September 30, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the closings of two catalog, magazine and retail insert manufacturing facilities, two book manufacturing facilities and one digital solutions facility within the U.S. Print and Related Services segment, as well as the closing of one Global Turnkey Solutions manufacturing facility, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company recorded $22.1 million of impairment charges of other long-lived assets and $23.4 million of other restructuring costs, including lease termination and other facility closure costs. Management believes that certain restructuring activities will continue throughout the remainder of 2010, as the Company continues to streamline its manufacturing, sales and administrative operations.

Depreciation and amortization decreased $33.0 million to $403.7 million for the nine months ended September 30, 2010 compared to the same period in 2009, primarily due to a declining trend in capital expenditures over recent years. Depreciation and amortization included $73.5 million and $74.4 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the nine months ended September 30, 2010 and 2009, respectively.

Income from operations for the nine months ended September 30, 2010 was $469.8 million, an increase of 48.8% compared to the nine months ended September 30, 2009. The increase was primarily driven by the lower restructuring and impairment costs in 2010, procurement savings and benefits achieved from restructuring activities, partially offset by the declines in volumes, cost inflation, price pressures, higher LIFO inventory provisions and higher incentive compensation expense.

Net interest expense decreased by $12.6 million for the nine months ended September 30, 2010 versus the same period in 2009, primarily due to lower average outstanding borrowings and the effect of the interest rate swaps. In addition, 2009 was impacted by the accelerated amortization of debt issuance costs and unamortized discounts related to the repurchase of $640.6 million of senior notes.

Net investment and other expense for the nine months ended September 30, 2010 and 2009 was $9.1 million and $14.9 million, respectively. For the nine months ended September 30, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests. In addition, the Company’s repurchases of $640.6 million of its senior notes in 2009 resulted in a loss on the debt extinguishment of $10.3 million in 2009. Additionally in 2009, as a result of the repurchase of the senior notes that matured May 15, 2010, the Company reclassified a loss of $2.7 million from accumulated other comprehensive income to investment and other expense due to changes in the hedged forecasted interest payments.

The effective income tax rate for the nine months ended September 30, 2010 was 35.2% compared to 53.2% in the same period of 2009. The lower effective tax rate in 2010 reflects the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit. The higher rate in 2009 reflected the impact of 2009 foreign restructuring and impairment charges on which the Company did not realize tax benefits in line with the U.S. statutory rate.

Net earnings attributable to RR Donnelley common shareholders for the nine months ended September 30, 2010 was $194.7 million, or $0.93 per diluted share, compared to $52.2 million, or $0.25 per diluted share, for the nine months ended September 30, 2009. In addition to the factors described above, the per share results reflect an increase of 1.9 million in weighted-average diluted shares outstanding due to higher dilution resulting from increases in the stock price and the issuance of shares related to the vesting of restricted stock units and stock options.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Net sales	$5,507.5	$5,513.4
Income from continuing operations	511.6	417.8
Operating margin	9.3%	7.6%
Restructuring and impairment charges	27.9	62.3

	Net Sales for the Nine Months Ended September 30,		$ Change	% Change
Reporting unit(1)	2010	2009
	(in millions)
Magazines, catalogs and retail inserts	$1,385.9	$1,501.0	$(115.1)	(7.7%)
Books and directories	1,071.3	1,102.7	(31.4)	(2.8%)
Variable print	895.4	837.4	58.0	6.9%
Forms and labels	609.7	617.5	(7.8)	(1.3%)
Commercial	440.1	447.3	(7.2)	(1.6%)
Logistics	429.7	354.5	75.2	21.2%
Financial Print	392.1	364.3	27.8	7.6%
Office products	164.3	177.1	(12.8)	(7.2%)
Premedia	119.0	111.6	7.4	6.6%

Total U.S. Print and Related Services	$5,507.5	$5,513.4	$(5.9)	(0.1%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the nine months ended September 30, 2010 were $5,507.5 million, a decrease of $5.9 million, or 0.1%, compared to the same period in 2009. The decrease was primarily attributable to reductions in pass-through paper sales across the magazines, catalogs and retail inserts and books and directories reporting units and price declines across most reporting units. Sales of magazine, catalogs and retail inserts decreased due to reductions in pass-through paper sales, lower volume and lower prices on contract renewals. Sales of books and directories decreased primarily as a result of lower prices, reductions in pass-through paper sales, and lower sales in directories, partially offset by higher volume in educational books and related materials, as well as consumer books. Sales of variable printing increased due to the production of mailings for the U.S. Census and higher direct mailings from financial services and retail customers, partially offset by reduced fulfillment and distribution volume from healthcare customers. Sales of forms and labels decreased due to continued price pressure and lower forms volume, partially offset by increased sales of labels. Commercial printing sales decreased due to increased price pressure, partially offset by increased volume from financial services and retail customers. Sales of logistics services increased primarily due to increases in print and other logistics services volumes along with growth in mail center and commingling services, as well as higher fuel surcharges. Sales of financial printing increased due to increased capital market transactions, partially offset by lower investment management and compliance volume. Sales of office products decreased due to lower volume from existing customers. Finally, sales of premedia services increased due to volume from new and existing customers.

U.S. Print and Related Services segment income from operations increased $93.8 million mainly driven by cost reductions resulting from restructuring actions and productivity initiatives, higher pricing on by-products recoveries and lower restructuring and impairment charges, partially offset by the price declines discussed above. Operating margins in the U.S. Print and Related Services segment increased from 7.6% for the nine months ended September 30, 2009 to 9.3% for the nine months ended September 30, 2010 due to the cost reductions discussed above, higher pricing on by-products sales and lower restructuring and impairment charges, which more than offset the impact of lower prices and higher incentive compensation expense.

International

The following table summarizes net sales, income (loss) from operations and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Net sales	$1,804.3	$1,760.9
Income (loss) from continuing operations	99.9	(32.9)
Operating margin	5.5%	(1.9%)
Restructuring and impairment charges	45.6	166.5

	Net Sales for the Nine Months Ended September 30,		$ Change	% Change
Reporting unit	2010	2009
	(in millions)
Business process outsourcing	$418.0	$449.8	$(31.8)	(7.1%)
Asia	393.2	326.5	66.7	20.4%
Latin America	313.5	330.4	(16.9)	(5.1%)
Europe	287.6	281.0	6.6	2.3%
Global Turnkey Solutions	230.8	220.4	10.4	4.7%
Canada	161.2	152.8	8.4	5.5%

Total International	$1,804.3	$1,760.9	$43.4	2.5%

Net sales for the International segment for the nine months ended September 30, 2010 were $1,804.3 million, an increase of $43.4 million, or 2.5%, compared to the same period in 2009. This increase was primarily due to changes in foreign exchange rates which increased net sales $19.1 million, or 1.1%, and increases in Asia, partially offset by declines in business process outsourcing. Business process outsourcing net sales decreased due to the lower volume resulting from the termination of a significant customer contract in 2009, partially offset by higher volume from a new customer contract. Sales in Asia increased due to higher volume of books exported to the U.S. and Europe, higher local sales of catalogs and retail inserts and increased volume from technology manuals and packaging products, partially offset by lower prices on print packaging products. In Latin America, net sales decreased due to the impact of the currency devaluation in Venezuela, disruptions caused by the Chilean earthquake and continued decreases in demand for business forms, particularly in Brazil, partially offset by changes in foreign exchange rates. Net sales in Europe increased due to increased volume in technology manuals and other packaging products and changes in foreign exchange rates, partially offset by declining prices. Global Turnkey Solutions net sales increased due to higher volume from existing and new customers and changes in foreign exchange rates. The increase in net sales in Canada was due to changes in foreign exchange rates, partially offset by lower statement printing volume.

Income (loss) from operations increased $132.8 million primarily due to lower restructuring and impairment charges and increased business in Asia and Global Turnkey Solutions. Operating margins increased from a loss of 1.9% for the nine months ended September 30, 2009 to 5.5% for the nine months ended September 30, 2010, of which 7.0 percentage points were due to lower restructuring and impairment charges. The remaining increase resulted from cost reductions driven by restructuring actions and productivity improvements and the termination of the significant customer contract in 2009, which more than offset lower prices, cost inflation and higher incentive compensation expense.

Corporate

Corporate operating expenses in the nine months ended September 30, 2010 were $141.7 million, an increase of $72.6 million compared to the same period in 2009. The increase was driven by higher employee benefit costs, LIFO inventory provisions, incentive compensation expense and acquisition-related costs, partially offset by lower bad debt expense, lower restructuring and impairment charges of $3.9 million and cost reductions from productivity and restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the nine months ended September 30, 2010 and 2009.

Cash Flows From Operating Activities

Net cash provided by operating activities was $481.1 million for the nine months ended September 30, 2010, compared to $1,098.5 million for the same period last year. Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities. The decrease in operating cash flow reflected the $383.9 million benefit from reductions in net working capital (accounts receivable, inventory, prepaid expenses and other current assets and accounts payable) driven by volume declines and efficiency improvement in 2009, the non-recurring tax refund of $161.4 million in 2009, the continued price pressures on net sales in 2010, the $57.5 million payment in January 2010 related to the termination of the long-term customer contract in 2009 and incentive compensation payments in the first quarter of 2010 compared to no such payments in 2009. These decreases were partially offset by higher operating earnings in 2010 driven by cost reductions from productivity and restructuring actions and the $22.2 million payment in the third quarter of 2009 related to the termination of the long-term customer contract in 2009.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $152.3 million compared to $157.0 million for the nine months ended September 30, 2009. Net cash used for the acquisitions of PROSA and Prospectus in the nine months ended September 30, 2009 was $26.6 million. The Company used $17.0 million to purchase long-term investments and $14.7 million to purchase short-term deposits during the nine months ended September 30, 2010. A portion of the short-term term deposits were subsequently liquidated for $11.9 million during the nine months ended September 30, 2010. Capital expenditures were $144.9 million, an increase of $12.0 million compared to the first nine months of 2009. The Company continues to fund capital expenditures primarily through cash provided by operations. The Company expects that capital expenditures for 2010 will be approximately $225 million.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $89.7 million compared to $884.4 million in the same period of 2009. During the nine months ended September 30, 2010, the Company received proceeds of $400.0 million from the issuance of long-term senior notes which were partly used to repay borrowings on the Company’s revolving credit facility (the “Facility”). Proceeds from Facility borrowings were used, along with cash on hand, to pay the May 2010 maturity of senior notes of $325.7 million. In the nine months ended September 30, 2009, the Company received proceeds of $750.0 million from the issuance of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009. In addition, the Company repurchased $466.4 million and $174.2 million of senior notes with maturity dates of January 15, 2012 and May 15, 2010, respectively. Net repayments under the Facility were $110.0 million for the nine months ended September 30, 2009. The net change in other short-term debt was a cash outflow of $304.3 million in the nine months ended September 30, 2009 primarily due to the pay down of commercial paper.

Dividends

During the nine months ended September 30, 2010, the Company paid cash dividends of $160.7 million. On October 27, 2010, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 1, 2010 to RR Donnelley shareholders of record on November 11, 2010.

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

Cash and cash equivalents of $731.6 million as of September 30, 2010 included $372.1 million that were readily available in the U.S. and $359.5 million that were available at international locations, most of which could be subject to U.S. federal income taxes and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $2.0 billion committed revolving credit facility (the “Facility”) that can be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Facility is subject to a number of restrictive covenants that, in part, limit the ability of the Company to create liens on assets, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio. Based on the Company’s results of operations for the twelve months ended September 30, 2010 and existing term debt structure, as shown in the table below, the Company could utilize approximately $1.3 billion of the $2.0 billion Facility and not be in violation of those financial covenants. A further reduction in earnings year over year would likely further decrease the amount available under the Facility. However, the Company does not expect the reduction in availability on the Facility to impact its ability to meet its liquidity requirements. In addition, borrowings under the Facility are subject to certain conditions, all of which were met at September 30, 2010. The Company pays an annual commitment fee of 0.10%, and LIBOR plus a spread on borrowings under the Facility. The Facility has a maturity date of January 6, 2012. As of September 30, 2010, there were no borrowings outstanding under the Facility. The Company also has $100.3 million in credit facilities outside of the U.S., most of which are uncommitted. As of September 30, 2010, the Company had $52.3 million in outstanding letters of credit, of which $37.5 million reduced availability under the Facility and $0.4 million reduced availability under uncommitted facilities outside of the U.S. As of September 30, 2010, there were no borrowings outstanding under the Company’s commercial paper program. Of the remaining $14.4 million, $10.8 million is a letter of credit supported by cash collateral classified as restricted cash on the condensed consolidated balance sheet. The failure of a financial institution supporting the Facility would reduce the size of our committed facility unless a replacement institution were added. Currently, the Facility is supported by 20 U.S. and international financial institutions. The current availability on the Facility is shown in the following table:

September 30, 2010
(in millions)
Availability
Committed credit facility	$2,000.0
Availability reduction from covenants	712.3

1,287.7
Usage
Borrowings	—

Current availability at September 30, 2010	$1,287.7

The Company was in compliance with its debt covenants as of September 30, 2010, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2010 and the foreseeable future; however, as of September 30, 2010, as shown in the table above, the Company may borrow $1.3 billion of the $2.0 billion currently not utilized under the Facility. Borrowings above $1.3 billion would cause the Company to violate certain debt covenants in the Facility. In addition, the Company met all the conditions required to borrow under the Facility as of September 30, 2010 and management expects the Company to continue to meet the applicable borrowing conditions.

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

In the third quarter of 2009, the Company terminated a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The Company expects to pay approximately $119.3 million in related restructuring costs, of which $22.2 million was paid in the third quarter of 2009, $57.5 million was paid in January 2010 and $39.6 million, subject to changes in foreign exchange rates, is expected to be paid in December 2010 or January 2011. The $39.6 million is reflected as restricted cash equivalents in the condensed consolidated balance sheets at September 30, 2010.

The Company expects to pay approximately $481 million to acquire Bowne. In addition, the expected completion of the pending acquisition of Bowne will result in additional restructuring payments, associated closing costs and acquisition fees. The Company anticipates funding these obligations through a combination of cash on hand and borrowings under the Facility.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of September 30, 2010, approximately 82.1% of the Company’s outstanding term debt was comprised of fixed-rate debt. At September 30, 2010, the Company’s exposure to rate fluctuations on variable-interest borrowings was $610.0 million, including $600.0 million notional value of interest rate swap agreements (See Note 15 to the condensed consolidated financial statements) and $10.0 million in borrowings under both international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of September 30, 2010, the aggregate notional amount of outstanding forward contracts was approximately $74.5 million (See Note 15 to the condensed consolidated financial statements). Net unrealized gains from these foreign exchange contracts were $1.0 million at September 30, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows; and would change the fair values of fixed rate debt at September 30, 2010 and December 31, 2009 by approximately $101.5 million and $101.0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2010 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2010 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2010—July 31, 2010	—	$—	—	10,000,000
August 1, 2010—August 31, 2010	—	—	—	10,000,000
September 1, 2010—September 30, 2010	—	—	—	10,000,000

Total	—	$—	—	10,000,000

(1)	As of September 30, 2010, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 22, 2007, filed on January 23, 2007)

4.7	Amendment No. 1 dated July 14, 2009 to Credit Agreement dated January 8, 2007 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed August 5, 2009)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010)*

10.5	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.6	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.8	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (filed herewith)*

10.12	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (filed herewith)*

10.13	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.14	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.25	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.28	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of November 38, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.33	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.34	Amended Management by Objective Plan (filed herewith)*

10.35	Amended 2009 Management By Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

Date: November 3, 2010