Form 10-K
period 2010-12-31
RR Donnelley & Sons Co
filed 2011-02-22
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NASDAQ Stock Exchange—Composite Transactions) on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $3,365,499,362.

As of February 17, 2011, 206,529,392 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 19, 2011 are incorporated by reference into Part III of this Form 10-K.

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

Business acquisitions

On December 31, 2010, the Company acquired the assets of 8touches, an online provider of easy-to-use tools that allow real estate associates, brokers, Multiple Listing Service (MLS) associations and other marketers to create customized communications materials. 8touches’ operations are located in Sealy, Texas and included in the U.S. Print and Related Services segment.

On December 14, 2010, the Company acquired the assets of Nimblefish Technologies (“Nimblefish”), a provider of multi-channel marketing services to leading retail, technology, telecommunications, hospitality and other customers, headquarted in San Francisco, California. Nimblefish’s operations are included in the U.S. Print and Related Services segment.

On November 24, 2010, the Company acquired Bowne & Co., Inc. (“Bowne”), a provider of shareholder and marketing communication services headquartered in New York, New York, with operations in North America, Latin America, Europe and Asia. Bowne’s operations are included in both the U.S. Print and Related Services and International segments.

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

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

The U.S. Print and Related Services segment accounted for approximately 75% of the Company’s consolidated net sales in 2010.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazine, catalogs, retail inserts, book, directories, financial printing and related services, forms, labels, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The International segment accounted for approximately 25% of the Company’s consolidated net sales in 2010.

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

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18, Segment Information, to the Consolidated Financial Statements. Additional information related to the Company’s International operations is included in Note 19, Geographic Area and Product Information, to the Consolidated Financial Statements.

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

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals. In addition, the acquisition of Bowne will continue to result in additional restructuring charges.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The seasonal pattern in 2010 was in line with historical trends.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades used in the manufacturing process may affect the Company’s consolidated financial results. Recent strengthening of economic conditions, combined with paper industry capacity reductions, have caused prices to increase in 2010, and increases in future years are expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On September 30, 2010, the Postal Regulatory Commission denied the U.S. Postal Service’s (“USPS”) request for a rate increase which would have been effective on January 2, 2011. Even though the rate increase was denied, the USPS is expected to request another increase under the Postal Accountability and Enhancement Act (the law that governs postal rate increases) that could be effective in May 2011. For most classes of mail, this increase is likely to be between three and four percent. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the USPS and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in postal rates. In addition, the Company offers innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Customers

For each of the years ended December 31, 2010, 2009 and 2008, no customer accounted for 10% or more of the Company’s consolidated net sales.

Technology, Research and Development

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

Employees

As of December 31, 2010, the Company had approximately 58,700 employees.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	successful execution and integration of acquisitions, including the integration of Bowne;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access unsecured debt in the capital markets and the participants’ ability to perform to our contractual lending and insurance agreements;

•	changes in technology, including the electronic substitution and migration of paper based documents to digital data formats;

•

factors that affect customer demand, including changes in postal rates and postal regulations, changes in the capital markets, changes in advertising markets, customers’ budgetary constraints and changes in customers’ short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations and financial strength;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel) or in prices received for the sale of by-products;

•	changes in ratings of the Company’s debt securities;

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

•

the effect of changes in laws and regulations, including changes in accounting standards, trade, tax, environmental compliance (including the emission of greenhouse gases and other air pollution controls), health and welfare benefits (including the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act, and further healthcare reform initiatives), price controls and other regulatory matters and the cost, which could be substantial, of complying with these laws and regulations;

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

Global economic conditions affect our customers’ businesses and the markets they serve. Demand for advertising tends to correlate with changes in the level of economic activity in the markets our customers serve. Because a significant part of our business relies on our customers’ advertising spending, a prolonged downturn in the global economy and an uncertain economic outlook has and could further reduce the demand for printing and related services that we provide these customers. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. We have experienced, and expect to experience in the future, reduced demand for our businesses due to economic conditions and other macroeconomic factors affecting consumers’ and businesses’ spending behavior. In addition, customer difficulties have resulted in, and might result in the future, increases in bad debt write-offs and our allowance for doubtful accounts receivable. In particular, our exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse effect on our results of operations. We also have experienced, and expect to experience in the future, operating margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs and increases in pension and postretirement benefit expenses and funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in our customers’ spending are expected to have an adverse effect on demand for our products and services, and consequently our results of operations, financial position and cash flow and those adverse effects could be material. Finally, economic downturns may affect our credit ratings, which, if downgraded, would cause an increase in borrowing costs.

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

Many of our customers participate in highly competitive markets, and their financial condition may deteriorate as a result. A decline in the financial condition of our customers would hinder the Company’s ability to collect amounts owed by customers. In addition, such a decline would result in lower demand for the

Company’s products and services. A lack of liquidity in the capital markets or a sustained period of unfavorable economic conditions will increase our exposure to credit risks and result in increases in bad debt write-offs and our allowance for doubtful accounts.

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

Achieving the anticipated benefits of acquisitions, including the 2010 acquisition of Bowne, will depend in part upon the Company’s ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond our control. In particular, the Company may not be able to realize the benefits of more comprehensive product and service offerings, anticipated integration of sales forces, asset rationalization and systems integration.

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

The Company provides health care and other benefits to both employees and retirees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the Company’s cost to provide such benefits could increase, adversely impacting the Company’s profitability. Changes to health care regulations in the U.S. may also increase the Company’s cost of providing such benefits. In addition, the funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of the securities held by plans, as experienced in prior years, have reduced and could again in the future materially reduce the funded status of the plans. These reductions have increased the level of expected pension expense and required contributions in future years and further increases in these costs could occur. Market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. If an economic crisis were to continue for an extended period of time, our costs and required cash contributions associated with pension plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations outside the United States accounted for approximately 23% of the Company’s consolidated net sales for the year ended December 31, 2010. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. The volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which the Company has operations. In early 2010, the Company incurred a loss upon the devaluation of currency in Venezuela, and similar losses there or in other countries could occur again in the future.

The Company is exposed to significant risks related to potential adverse changes in currency exchange rates.

The Company is exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which it does business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements. To the extent revenues and expenses are not in the applicable local currency, the Company may enter into foreign currency forward contracts to hedge the currency risk. We cannot be sure, however, that the Company’s efforts at hedging will be successful and could, in certain circumstances, lead to losses.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

The Company holds material amounts of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our consolidated results of operations and financial position.

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

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumer acceptance of electronic delivery is uncertain, as is the extent to which consumers are replacing traditional reading of print materials with online, hosted media content or other e-reading devices, and it is difficult to predict the rates of acceptance of these alternatives. To the extent that consumers, our customers and regulators accept these alternatives, many of our products, such as books, magazines, directories, statement printing and forms, may be adversely affected.

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

Postal costs are a significant component of many of our customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. In addition, the United States Postal Service has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. If implemented, such changes could impact our customers’ ability or willingness to communicate by mail. Any resulting decline in print volumes mailed would have an adverse effect on the Company’s business.

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

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2010, the Company leases or owns 362 U.S. facilities, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 39.3 million square feet. The Company leases or owns 207 international facilities encompassing approximately 9.9 million square feet in Canada, Latin America, South America, Europe, and Asia. Of our U.S. and international facilities, approximately 31.8 million square feet of space is owned, while the remaining 17.4 million square feet of space is leased.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in fourteen federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 48, President and Chief Executive Officer	2004	Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as RR Donnelley’s Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 46, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004	Served as RR Donnelley’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 42, Senior Vice President, Controller and Chief Accounting Officer	2007	Served as Senior Vice President, Controller since October 2007. Prior to this, served as Vice President, Assistant Controller since September 2006. Prior to this, from 1995 until 2006, served in various capacities with RR Donnelley in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions.

Dan L. Knotts 46, Executive Vice President, Group President	2007	Served as RR Donnelley’s Executive Vice President and Group President since April 2007. Prior to this, served as Chief Operating Officer, Global Print Solutions since January 2007. Prior to this, from 1986 until 2007, served in various capacities with RR Donnelley, including Group Executive Vice President, Operations, Publishing and Retail Services and President, Catalog/Retail/Magazine Solutions, RR Donnelley Print Solutions.

Daniel N. Leib 44, Group Chief Financial Officer	2009	Served as RR Donnelley’s Group Chief Financial Officer and Senior Vice President, Mergers and Acquisitions since August 2009 and Treasurer until February 2010. Prior to this, served as RR Donnelley’s Senior Vice President, Treasurer, Mergers and Acquisitions and Investor Relations since July 2007. Prior to this, from May 2004 to 2007, served in various capacities in financial management, corporate strategy and investor relations.

Miles W. McHugh 46, Executive Vice President and Chief Financial Officer	2006	Served as RR Donnelley’s Executive Vice President and Chief Financial Officer since October 2007. Prior to this, served as Senior Vice President, Controller since June 2006. Prior to this, served as the Chief Financial Officer of RR Donnelley Logistics since 2004 and as Assistant Controller of RR Donnelley since October 2003.

John R. Paloian 52, Chief Operating Officer	2004	Served as RR Donnelley’s Chief Operating Officer since April 2007. Served previously as RR Donnelley’s Group President, Global Print Solutions since March 2004.

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the NASDAQ Stock Market and the Chicago Stock Exchange.

As of February 11, 2011, there were approximately 8,613 stockholders of record of our common stock. Quarterly closing prices of the Company’s common stock, as reported on NASDAQ effective August 5, 2009 and New York Stock Exchange-Composite Transactions prior to August 5, 2009, and dividends paid per share during the years ended December 31, 2010 and 2009, are contained in the chart below:

	Dividends Paid		Closing Common Stock Prices
			2010		2009
	2010	2009	High	Low	High	Low
First Quarter	$0.26	$0.26	$23.19	$19.02	$15.16	$5.58
Second Quarter	0.26	0.26	22.60	16.37	14.43	8.08
Third Quarter	0.26	0.26	18.05	14.96	21.71	10.41
Fourth Quarter	0.26	0.26	18.82	15.76	22.71	20.08

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2010–October 31, 2010	—	$—	—	10,000,000
November 1, 2010–November 30, 2010	—	—	—	10,000,000
December 1, 2010–December 31, 2010	—	—	—	10,000,000

Total	—	$—	—	10,000,000

(1)	The Company did not repurchase any of its shares under its share repurchase program during 2010. As of December 31, 2010, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The figures assume all dividends have been reinvested, and assume an initial investment of $100 on December 31, 2005. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

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

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

	Base Period 2005	Fiscal Years Ended December 31,
Company Name / Index		2006	2007	2008	2009	2010
RR Donnelley	100	107.17	116.95	44.04	77.87	64.76
Standard & Poor’s 500	100	115.79	122.16	76.96	97.33	111.99
Peer Group	100	110.83	84.63	36.07	55.07	60.03

Below are the specific companies included in the peer group and the class of stock used if not common stock.

*Peer Group Companies
A.H. Belo Corp. American Greetings Consolidated Graphics Inc. Deluxe Corp. EW Scripps Gannett Co. Journal Communications Inc. McClatchy Co.	McGraw-Hill Companies Media General Meredith Corp. New York Times Co. Scholastic Corp. Washington Post Wiley (John) & Sons

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	2010	2009	2008	2007	2006
Net sales	$10,018.9	$9,857.4	$11,581.6	$11,587.1	$9,316.6
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	221.7	(27.3)	(191.7)	(48.4)	402.6
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders per diluted share	1.06	(0.13)	(0.91)	(0.22)	1.84
Income (loss) from discontinued operations, net of tax	—	—	1.8	(0.5)	(2.0)
Net earnings (loss) attributable to RR Donnelley common shareholders	221.7	(27.3)	(189.9)	(48.9)	400.6
Net earnings (loss) attributable to RR Donnelley common shareholders per diluted share	1.06	(0.13)	(0.90)	(0.22)	1.83
Total assets	9,083.2	8,747.6	9,494.3	12,086.7	9,635.8
Long-term debt	3,398.6	2,982.5	3,203.3	3,601.9	2,358.6
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2010: Pre-tax restructuring and impairment charges of $157.9 million, $13.5 million of acquisition-related expenses, $8.9 million pre-tax loss on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million; and a pre-tax $1.1 million write-down of affordable housing investments;

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

•

For 2007: Pre-tax restructuring and impairment charges of $839.0 million and a tax benefit of $9.3 million from the reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom; and

•

For 2006: Pre-tax restructuring and impairment charges of $206.1 million, a write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million, and a tax benefit from the realization of a deferred tax asset of $23.5 million.

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

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related logistics, premedia and print management services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, forms, labels, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The Company separately reports its net sales and related costs of sales for its product and service offerings. The Company’s product offerings primarily consists of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products and print management. The Company’s service offerings primarily consists of logistics, premedia, EDGAR-related and XBRL financial services and certain business process outsourcing services.

Executive Overview

2010 FINANCIAL PERFORMANCE

The changes in the Company’s income from continuing operations, operating margin, net earnings (loss) attributable to RR Donnelley common shareholders and net earnings (loss) attributable to RR Donnelley common shareholders per diluted share for the year ended December 31, 2010, from the year ended December 31, 2009, were due to the following (in millions, except per share data):

	Income from Continuing Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders per Diluted Share
For the year ended December 31, 2009	$344.3	3.5%	$(27.3)	$(0.13)
2010 restructuring and impairment charges	(157.9)	(1.6%)	(130.0)	(0.62)
2009 restructuring and impairment charges	382.7	3.9%	334.0	1.63
Acquisition-related expenses	(11.9)	(0.1%)	(10.8)	(0.06)
2010 Venezuela devaluation	—	—	(4.5)	(0.02)
2009 losses related to debt extinguishment	—	—	8.0	0.04
Write-down of affordable housing investments	—	—	0.8	0.01
Income tax adjustments	—	—	15.6	0.08
Operations	(1.7)	(0.2%)	35.9	0.13

For the year ended December 31, 2010	$555.5	5.5%	$221.7	$1.06

2010 restructuring and impairment charges: included $61.0 million and $26.9 million of non-cash charges for the impairment of goodwill and intangible assets, respectively; charges of $35.9 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $29.5 million of other restructuring costs, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment; and $4.6 million for impairment of other long-lived assets.

2009 restructuring and impairment charges: included $128.5 million of non-cash charges for the impairment of goodwill; charges of $118.6 million, as discounted for future cash payments, for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected as other restructuring charges, impairment and employee terminations, respectively; $78.8 million for other employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $32.1 million of other restructuring costs, primarily lease termination costs; and $24.7 million for impairment of long-lived assets.

Acquisition-related expenses: included pre-tax charges of $13.5 million ($11.8 million after-tax) related to legal, accounting and other expenses for the year ended December 31, 2010 associated with acquisitions completed or contemplated. For the year ended December 31, 2009, these pre-tax charges were $1.6 million ($1.0 million after-tax).

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

Write-down of affordable housing investments: Investment and other expense included a $1.1 million ($0.7 million after-tax) and $2.4 million ($1.5 million after tax) write-down of the Company’s affordable housing investments in 2010 and 2009, respectively.

Income tax adjustments: included $15.6 million of income tax expense in 2009 due to the reorganization of entities within the International segment.

Operations: reflected higher net sales in Asia, logistics, variable print and financial print, cost savings from restructuring actions and productivity efforts, higher pricing on by-products recoveries and reduced depreciation and amortization and material costs, which were more than offset by price pressures, higher incentive compensation expense, LIFO inventory provisions and pension and postretirement expense. In addition, a lower effective tax rate due to the release of a valuation allowance on deferred tax assets and lower interest expense due to effect of the interest rate swaps attributed to the increase in net earnings from continuing operations. See further details in the review of operating results by segment that follows below.

2010 Overview

During 2010, the Company achieved modest organic net sales growth despite the inconsistent recovery in the world economy. On a consolidated basis, net sales increased $161.5 million, or 1.6% from 2009, of which $61.2 million, or 0.6%, related to the acquisition of Bowne. In addition, changes in foreign exchange rates increased net sales by $8.6 million, or 0.1%. Additionally, the net sales growth reflected increased business in Asia, higher logistics volume with growth in mail center and commingling services, higher volume in variable print due to production of the 2010 U.S. census mailings and increases in direct mailings from financial services and retail customers and increased volume in financial print due to higher capital market transactions. These increases were partly offset by continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories.

The Company’s income from continuing operations for the year ended December 31, 2010 increased 61.3% compared to 2009 primarily due to lower restructuring and impairment charges, procurement savings and benefits achieved from restructuring activities. These benefits were partially offset by cost inflation, price pressures, higher pension and postretirement expenses, higher LIFO inventory provisions and higher incentive compensation expense.

On November 24, 2010, the Company acquired Bowne for $465.2 million in cash, including debt assumed of $26.2 million and net of cash acquired of $41.4 million. Bowne, a provider of shareholder and marketing communication services, has operations in North America, Latin America, Europe and Asia. The Company expects the acquisition of Bowne to expand and enhance the range of services that the Company offers to its customers, while creating an opportunity to provide its comprehensive line of products and services to Bowne’s clients. In addition, this acquisition is expected to be accretive to earnings within twelve months of the closing date. As reflected above, $61.2 million of the Company’s increase in net sales in 2010 related to Bowne.

On December 17, 2010, the Company entered into a $1.75 billion unsecured and committed revolving credit agreement (the “Credit Agreement”) which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending financial institutions. Interest on borrowings under the Credit Agreement is dependent on the Company’s credit ratings at the time of borrowing and are calculated according to a base or Eurocurrency rate plus an applicable margin. The Company will pay annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement replaced the Company’s previous $2.0 billion unsecured and committed revolving credit facility (the “previous Facility”). All amounts outstanding under the previous Facility were repaid with borrowings under the Credit Agreement. The Credit Agreement will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program.

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

Strategic Objective	Focus Areas	2011 Priorities
Profitable growth	—New product development —Global customer relationships	—Grow digital platforms as an integral element of market offering —Leverage existing relationships to generate organic growth —Offer cost-saving solutions for customers —Increase transactional sales

Productivity	—Disciplined cost management —Flexible cost structure —Streamline and standardize processes	—Leverage scale to optimize asset utilization and procurement —Use technology to increase productivity

Balanced capital deployment	—Strong financial position —Targeted mergers and acquisitions	—Capital spending targeted for growth and innovation —Meet changing customer demands —Maintain dividend —Disciplined due diligence and financial analysis

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

The Company seeks to deploy its capital using a balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, dividend payments to shareholders, capital expenditures, targeted acquisitions and share repurchases. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.

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

Industry Environment

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Item 1A, Risk Factors, discusses many of these issues, and the Company’s strategy is primarily focused on meeting the challenges of industry-wide price competition and the advancement of technology.

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

Technology

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to leverage distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company aims to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers.

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

While new technologies present significant challenges to certain of the Company’s traditional products, management believes that the Company is a leader in key technologies that, as customers continue to shift towards customized and higher-valued-added print, will be valuable sources of industry growth. These technologies include digital content management and premedia services, digital print for personalization and print-on-demand, and low-cost document process management. In addition, the ability to offer specialized services for certain customers, such as compliance assurance and secure environments for print, is becoming increasingly important. The Company continues to make focused investments in digital technologies in order to capitalize on these opportunities.

2011 Outlook

In 2011, the Company expects net sales to increase from 2010 primarily as a result of the acquisition of Bowne and organic growth driven by an anticipated continued moderate economic recovery, although the pace of the economic recovery is very difficult to predict. The Company’s plans assume the slow and uneven recovery of the U.S. and European economies will continue during 2011, with significantly faster growth in developing economies. The Company expects further improvement in consumer discretionary spending and a continuation of the upward trend in advertising levels by our customers. In addition, the highly competitive market conditions and unused industry capacity will continue to put pressure on prices for both transactional work and contract renewals. We will continue to leverage the “One RR Donnelley” platform and powerful customer relationships in order to provide a larger share of our customers’ print and related integrated communications needs. In addition, the Bowne acquisition should result in a trend of further improvements in sales and earnings as cost savings are realized and technology solutions for customers are fully integrated. The Company also expects to continue cost control and productivity initiatives, including selected facility consolidations across certain platforms. In addition, the Company plans to continue the suspension of its regular matching contribution under its 401(k) plan; however, the Company will consider a discretionary 401(k) match in 2011 based on Company performance and market conditions. Projected significant increases in pension and postretirement benefits expense and healthcare costs are expected to have a negative impact on operating earnings.

U.S. Print and Related Services

Net sales in U.S. Print and Related Services are expected to increase in 2011 driven primarily by the acquisition of Bowne and the anticipated continuing economic recovery. Other than magazine, catalog and retail inserts and books and directories, all of the Company’s reporting units are expected to have increased net sales. The continued impact of lower prices is expected to reduce sales in magazine, catalog and retail inserts despite the improving trend in advertising and consumer spending. Books and directories sales are expected to decrease as a result of lower directory volumes which continue to be negatively impacted by electronic substitution and regulatory changes. For variable print, net sales are anticipated to increase driven by direct mail opportunities in the financial and healthcare industries as well as the acquisition of Bowne. In forms and labels and office products, the Company is expecting increases in net sales primarily resulting from growth in outsourced office product volume and higher labels volume that will more than offset price pressures and the impact of electronic substitution. Commercial print sales are anticipated to increase from improved transactional volume and higher marketing and advertising spending that more than offset continuing price pressure. Net sales of logistics services are expected to increase, driven by continuing growth in mail center and commingling services, along with third party print logistics. Sales of financial print products and services are expected to increase primarily due to the acquisition and integration of Bowne along with continued strength in capital markets transactions. In premedia, the Company is anticipating increases in net sales from both new and existing customers resulting from increased marketing and advertising spending.

The overall net sales increase in U.S. Print and Related services, combined with the integration of Bowne and an improved cost structure resulting from ongoing productivity efforts, is expected to result in increased operating income.

International

Net sales in the International segment are expected to increase from 2010 primarily driven by volume increases across all platforms and the acquisition of Bowne. Net sales in business process outsourcing are expected to increase driven by new customer wins and growth with existing customers. The Company expects sales increases in Asia resulting from volume growth in print packaging, domestic retail, catalog and book offerings and the acquisition of Bowne to be partially offset by continuing price pressure. The Company generally expects volumes in Latin America to increase driven by growth in commercial print in Argentina and Mexico along with the stabilization of the economy in Venezuela that will more than offset the continuing decline in forms volumes in Brazil. Net sales in Europe are expected to increase due to new customer wins, improving commercial print and financial services volumes and the acquisition of Bowne, partially offset by lower directory volume and price declines. Sales in Global Turnkey Solutions are expected to improve slightly as volume growth from existing customers and new business is expected to more than offset a significant lost customer. Improvements in statement printing volumes from new customers, commercial print and the acquisition of Bowne are expected to increase sales in Canada.

The International segment is expected to generate an increase in operating income in 2011 based on the expected net sales increase, the acquisition of Bowne, the lower cost structure of operations in all platforms and the impact of the Company’s productivity initiatives.

Other

Pension and postretirement benefits expenses are expected to increase by approximately $23.4 million in 2011, reflecting the impact of increases in these liabilities due to lower discount rates and further recognition in operating earnings of 2008 asset losses that were initially recorded in other comprehensive income. Although the market value of securities in these plans rebounded in 2009 and 2010, the Company’s pension and postretirement plans remain underfunded by $553.5 million and $298.4 million, respectively, as of December 31, 2010 as reported in the Company’s Consolidated Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under U.S. GAAP for financial statement preparation. Based on the plans’ regulatory funded status as of January 1, 2010 and future years, required contributions in 2011 under all pension and postretirement plans are expected to be similar to recent years at approximately $61.0 million. The Company expects that required contributions in future years will increase, and may elect to make additional non-required contributions to its plans in 2011.

The effective tax rate in 2011 may be significantly lower than the 2010 rate due to the impact of the recognition of certain tax positions due to favorable resolution of audits or expirations of statutes of limitations. The effective tax rate may also be impacted by changes in the mix of earnings across jurisdictions.

The expected improvement in earnings, along with a continuing focus on working capital management, are expected to generate higher cash flow from operating activities in 2011 compared to 2010. The Company expects to increase capital expenditures to be approximately $250 million to $275 million in 2011, driven by investments in developing economies and new technologies. The Company currently expects to maintain its quarterly dividend at current levels. The quarterly dividend must be approved by the Company’s Board of Directors. Significant changes in market conditions or the consummation of one or more significant acquisitions could result in increased borrowings, reductions in capital expenditures or the dividend, or other changes to the Company’s capital structure.

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

Revenue Recognition

The Company recognizes revenue for the majority of its products upon the transfer of title and risk of loss, which is generally upon shipment to the customer. Contracts and customer agreements generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

Revenue from services is recognized as services are performed. Within the Company’s financial print operations, which serve the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings and EDGAR-related and XBRL services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed. Revenues related to the Company’s premedia operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if a major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

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

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. A two-step method is used for determining goodwill impairment. In the first step, the Company compares the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the estimated fair value, step two is completed to determine the amount of the impairment loss. Step two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount. In 2010, the Company recorded a total non-cash charge of $61.0 million to reflect impairment of goodwill in the forms and labels reporting unit.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) the first step of the goodwill impairment test. For the thirteen units that passed step one, fair values exceeded the carrying amounts by between 21% and 804% of their respective estimated fair values. Small changes in the Company’s key assumptions would not have resulted in any of these reporting units failing step 1. For the forms and labels reporting unit that failed, the carrying amount exceeded fair value by 8.8% of its respective estimated fair value. Accordingly, relatively small changes in certain key assumptions would have resulted in this reporting unit passing step one. There is no goodwill allocated to the business process outsourcing reporting unit at October 31, 2010.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% decrease in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. The estimated long-term rate of net sales growth can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1% decrease in the long-term net sales growth rate would have resulted in no additional reporting units failing the first step of the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for the reporting units in the U.S. Print and Related Services segment were estimated to be 9.0% for most reporting units and 10.5% for the financial print, variable print, logistics and premedia reporting units as of October 31, 2010. Estimated discount rates for units in the International segment ranged from 8.5% to 14.0%. A 1.0 percentage point increase in estimated discount rates would have resulted in no additional reporting units failing step one. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration on contract renewals and new business along with lost or reduced volume could have a significant impact on the fair value for these reporting units.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. During the third quarter of 2010, the Company recorded a non-cash charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment.

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

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of mergers or acquisitions. Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported in the Consolidated Statements of Operations of future periods.

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The consolidated financial statements as of December 31, 2010 and 2009 reflect these tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2010 and 2009, valuation allowances of $259.5 million and $277.5 million, respectively, were recorded in the Company’s Consolidated Financial Statements.

Share-Based Compensation

The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The amount of expense recognized for these awards is determined by the Company’s estimates of several factors, including future forfeitures of awards, expected volatility of the Company’s stock, and the average life of options prior to expiration. See Note 16, Stock and Incentive Programs for Employees, to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The discount rates for pension benefits at December 31, 2010 and 2009 were 5.5% and 6.0%, respectively. The discount rates for postretirement benefits at December 31, 2010 and 2009 were 5.2% and 5.7%, respectively. A one percentage point decrease in the discount rates at December 31, 2010 would increase the pension plans’ accumulated benefit obligation and projected benefit obligation by approximately $489.8 million and $503.1 million, respectively. A one percentage point decrease in the discount rates at December 31, 2010 would increase the postretirement plans’ accumulated benefit obligation by approximately $53.1 million.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities, fixed income and, for certain pension plans, alternative investments is used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan contributions by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity, fixed income and alternative investments. Furthermore, equity investments are diversified across geography, market capitalization and investment style through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. The prospective target asset allocation percentage for both the pension and postretirement benefit plans is approximately 75% for equity and other securities and approximately 25% for fixed income. The expected return on plan assets assumption at December 31, 2010 was 7.5% and 8.5% for the Company’s major U.S. and Canadian pension plans, respectively, and was 7.6% for the Company’s partially funded U.S. postretirement medical benefit plans.

The Company also maintains several pension plans in other international locations. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2010, the current weighted average health care trend rate assumption for the major U.S. postretirement plans was 7.8% for both pre-age and post-age 65 participants. The current trend rate gradually decreases to an ultimate trend rate of 6.0%. The current weighted average health care trend rate assumption for the Canada postretirement plan was 9.0% for both pre-age and post-age 65 participants, gradually decreasing to an ultimate trend rate of 5.5%.

A one-percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$7.5
Total postretirement benefit service and interest cost components	0.7

A one-percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(6.4)
Total postretirement benefit service and interest cost components	(0.6)

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

The following table shows the results of operations for the years ended December 31, 2010 and 2009, which reflects the results of acquired businesses from the relevant acquisition dates:

	2010	2009	$ Change	% Change
		(in millions)
Net Sales
Products	$8,956.4	$8,925.4	$31.0	0.3%
Services	1,062.5	932.0	130.5	14.0%

Total net sales	10,018.9	9,857.4	161.5	1.6%
Products cost of sales (exclusive of depreciation and amortization shown below)	6,857.8	6,789.8	68.0	1.0%
Services cost of sales (exclusive of depreciation and amortization shown below)	785.1	673.1	112.0	16.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,123.4	1,088.5	34.9	3.2%
Restructuring and impairment charges	157.9	382.7	(224.8)	(58.7%)
Depreciation and amortization	539.2	579.0	(39.8)	(6.9%)

Total operating expenses	9,463.4	9,513.1	(49.7)	(0.5%)

Income from continuing operations	$555.5	$344.3	$211.2	61.3%

Consolidated

Net sales of products for the year ended December 31, 2010 increased $31.0 million, or 0.3%, to $8,956.4 million versus the prior year. Net sales of products increased due to the increased sales from the production of mailings for the U.S. Census and higher volume in Asia. In addition, net sales increased $38.4 million, or 0.4%, due to the acquisition of Bowne and $8.5 million, or 0.1%, from changes in foreign exchange rates. These increases were partially offset by decreases primarily attributable to continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories.

Net sales from services for the year ended December 31, 2010 increased $130.5 million, or 14.0%, to $1,062.5 million versus the prior year. Net sales from services increased due to higher logistics volumes driven in part by growth in mail center and commingling services. In addition, net sales increased $22.8 million, or 2.4%, due to the acquisition of Bowne.

Products cost of sales increased $68.0 million to $6,857.8 million for the year ended December 31, 2010 versus the prior year, primarily due to the acquisition of Bowne, volume increases, higher LIFO inventory provisions and higher incentive compensation expense, partially offset by higher pricing on by-products recoveries and lower material costs. Products cost of sales as a percentage of products net sales increased from 76.1% to 76.6%, reflecting the continued price pressures on net sales, higher LIFO inventory provisions and higher incentive compensation expense as a result of the Company achieving certain targets, partially offset by the benefits of continued productivity efforts.

Services cost of sales increased $112.0 million to $785.1 million for the year ended December 31, 2010 versus the prior year, primarily due to logistics volume increases, higher incentive compensation expense and the acquisition of Bowne. Services cost of sales as a percentage of services net sales increased from 72.2% to 73.9%, reflecting the continued price pressures on net sales and higher incentive compensation expense.

Selling, general and administrative expenses increased $34.9 million to $1,123.4 million for the year ended December 31, 2010 versus the prior year due to higher pension and postretirement expenses, the acquisition of Bowne and higher incentive compensation expense, partially offset by benefits achieved from restructuring activities. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 11.0% to 11.2%, reflecting the acquisition of Bowne and higher incentive compensation expense.

For the year ended December 31, 2010, the Company recorded a net restructuring and impairment provision of $157.9 million compared to $382.7 million in 2009. In 2010, these charges included non-cash pre-tax charges of $61.0 million for the impairment of goodwill for the forms and labels reporting unit within the U.S. Print and Related Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the forms and labels reporting unit, based on lower expectations for future revenue and cash flows due to continued impacts of electronic substitution on forms demand and increasing price pressure. In addition, the lower fair value reflects higher estimated spending on information technology and capital equipment, in part to better position this reporting unit for increased growth in labels volume as forms demand continues to decline. Impairment charges also included $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of the customer relationship intangible asset primarily resulted from the termination of a customer contract. Additionally, for the year ended December 31, 2010, the Company recorded $35.9 million for workforce reductions of 1,458 employees (of whom 1,354 were terminated as of December 31, 2010) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the Financial Print reporting unit within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of one Latin America manufacturing facility, one business process outsourcing manufacturing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Further, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one forms and labels manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $29.5 million of other restructuring charges. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

For the year ended December 31 2009, these charges included a non-cash pre-tax charge of $128.5 million for the impairment of goodwill and $118.6 million, discounted for future cash payments, for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. In addition, these charges included $78.8 million for workforce reductions of 4,043 employees (all of whom were terminated as of December 31, 2010) associated with actions resulting from the reorganization of certain operations. These actions also included the closings of two catalog, magazine and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of one Global Turnkey Solutions manufacturing facility, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company recorded $24.7 million of impairment charges for other long-lived assets and $32.1 million of other restructuring costs, including lease termination and other facility closure costs.

Depreciation and amortization decreased $39.8 million to $539.2 million for the year ended December 31, 2010 compared to 2009, primarily due to a declining trend in capital expenditures over recent years. Depreciation and amortization included $99.3 million and $99.1 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the year ended December 31, 2010 and 2009, respectively.

Income from continuing operations for the year ended December 31, 2010 was $555.5 million compared to $344.3 million for the year ended December 31, 2009, an increase of 61.3%. The increase was primarily driven by the lower restructuring and impairment charges in 2010, procurement savings and benefits achieved from restructuring activities, partially offset by cost inflation, price pressures, higher LIFO inventory provisions and higher incentive compensation expense.

Net interest expense decreased by $12.0 million for the year ended December 31, 2010 versus the same period in 2009, primarily due to lower average outstanding borrowings and the effect of the interest rate swaps. In addition, 2009 was impacted by the accelerated amortization of debt issuance costs and unamortized discounts related to the repurchase of $640.6 million of senior notes.

Net investment and other expense for the years ended December 31, 2010 and 2009 was $9.9 million and $16.6 million, respectively. In 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests. In addition, in 2009, the Company’s repurchases of $640.6 million of its senior notes maturing in 2012 and 2010 resulted in a loss on the debt extinguishment of $10.3 million. As a result of the repurchase of the senior notes due May 15, 2010, the Company reclassified a loss of $2.7 million from accumulated other comprehensive income to investment and other expense in 2009 due to changes in the hedged forecasted interest payments.

The effective income tax rate for the year ended December 31, 2010 was 32.8% compared to 123.0% in 2009. The lower effective tax rate in 2010 reflects the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit. The higher rate in 2009 reflected a larger impact from the non-deductible, non-cash goodwill impairment charges and the partially deductible charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment.

Income (loss) attributable to noncontrolling interests was a loss of $4.6 million for the year ended December 31, 2010 and income of $5.9 million for the year ended December 31, 2009. The loss in 2010 as compared to income in 2009 primarily reflects the impact of the currency devaluation in Venezuela.

Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders for the year ended December 31, 2010 was $221.7 million, or $1.06 per diluted share, compared to a loss of $27.3 million, or $0.13 per diluted share, for the year ended December 31, 2009. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 4.5 million primarily resulting from the Company’s net loss in 2009 causing all outstanding options and unvested share awards to be anti-dilutive, as well as increases in the average stock price and the issuance of shares related to the vesting of restricted stock units and stock options.

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2010	2009
	(in millions)
Net sales	$7,532.2	$7,437.0
Income from continuing operations	638.9	489.2
Operating margin	8.5%	6.6%
Restructuring and impairment charges	94.0	163.8

Reporting unit(1)	2010 Net Sales	2009 Net Sales	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$1,934.2	$2,050.4	$(116.2)	(5.7%)
Books and directories	1,425.6	1,462.0	(36.4)	(2.5%)
Variable print	1,209.0	1,149.3	59.7	5.2%
Forms and labels	822.4	829.5	(7.1)	(0.9%)
Commercial	612.4	602.1	10.3	1.7%
Logistics	598.4	495.1	103.3	20.9%
Financial print	556.5	471.5	85.0	18.0%
Office products	212.4	228.7	(16.3)	(7.1%)
Premedia	161.3	148.4	12.9	8.7%

Total U.S. Print and Related Services	$7,532.2	$7,437.0	$95.2	1.3%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2010 were $7,532.2 million, an increase of $95.2 million, or 1.3%, compared to 2009. Net sales increased due to higher logistics volumes and the increased sales from the production of mailings for the U.S. Census. In addition, the acquisition of Bowne increased net sales $48.1 million, or 0.6%. These increases were partially offset by reductions in pass-through paper sales across the magazines, catalogs and retail inserts and books and directories reporting units and price declines across most reporting units. An analysis by reporting unit follows:

•	Magazine, catalogs and retail inserts: Sales decreased due to reductions in pass-through paper sales, lower prices and lower volume on contract renewals.

•

Books and directories: Sales decreased primarily as a result of reductions in pass-through paper sales, lower prices and lower sales in directories, partially offset by higher volume in educational books and related materials, as well as consumer books.

•

Variable print: Sales increased due to the production of mailings for the U.S. Census and higher direct mailings from financial services and retail customers, partially offset by reduced print fulfillment and distribution volume from healthcare customers.

•	Forms and labels: Sales decreased due to continued price pressure on both forms and labels and lower forms volume, partially offset by increased sales of labels.

•	Commercial: Sales increased due to higher volume from financial services and retail customers, partially offset by increased price pressure.

•	Logistics: Sales increased primarily due to higher print and other logistics services volumes along with growth in mail center and commingling services, as well as higher fuel surcharges.

•	Financial print: Sales increased due to increased capital market transactions and the acquisition of Bowne, partially offset by lower investment management and compliance volume.

•	Office products: Sales decreased due to lower volume from large existing customers, customer losses and unfavorable pricing.

•	Premedia: Sales increased due to volume from new customers and significantly higher volume at existing customers, partially offset by lower pricing.

U.S. Print and Related Services segment income from continuing operations increased $149.7 million mainly driven by lower restructuring and impairment charges, cost reductions resulting from restructuring actions and productivity initiatives, higher pricing on by-products recoveries and higher volumes, partially offset by the price declines discussed above. Operating margins in the U.S. Print and Related Services segment increased from 6.6% for the year ended December 31, 2009 to 8.5% for the year ended December 31, 2010 due to lower restructuring and impairment charges, the cost reductions discussed above and higher pricing on by-products sales, which more than offset the impact of lower prices and higher incentive compensation expense.

International

The following tables summarize net sales, income (loss) from continuing operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2010	2009
	(in millions)
Net sales	$2,486.7	$2,420.4
Income (loss) from continuing operations	149.5	(36.0)
Operating margin	6.0%	(1.5%)
Restructuring and impairment charges	50.6	210.7

Reporting unit	2010 Net Sales	2009 Net Sales	$ Change	% Change
	(in millions)
Business process outsourcing	$553.4	$603.3	$(49.9)	(8.3%)
Asia	550.6	436.2	114.4	26.2%
Latin America	457.9	467.9	(10.0)	(2.1%)
Europe	401.8	388.7	13.1	3.4%
Global Turnkey Solutions	300.6	321.6	(21.0)	(6.5%)
Canada	222.4	202.7	19.7	9.7%

Total International	$2,486.7	$2,420.4	$66.3	2.7%

Net sales for the International segment for the year ended December 31, 2010 were $2,486.7 million, an increase of $66.3 million, or 2.7%, compared to 2009. Net sales increased $13.1 million, or 0.5%, due to the acquisition of Bowne and $7.4 million, or 0.3%, from changes in foreign exchange rates. An analysis by reporting unit follows:

•

Business process outsourcing: Sales decreased due to the lower volume resulting from the termination of a significant customer contract in 2009, partially offset by higher volume from a new customer contract.

•

Asia: Sales increased due to higher volume of books exported to the U.S. and Europe, higher local sales of catalogs and retail inserts and increased volume from technology manuals and packaging products, partially offset by lower prices on print packaging products.

•

Latin America: Sales decreased due to the impact of the currency devaluation in Venezuela, disruptions caused by the Chilean earthquake and continued decreases in demand for business forms, particularly in Brazil, partially offset by changes in foreign exchange rates.

•	Europe: Sales increased due to increased volume in technology manuals and other packaging products and changes in foreign exchange rates, partially offset by declining prices.

•	Global Turnkey Solutions: Sales decreased due to unfavorable product mix from existing customers, partially offset by volume from new customers and changes in foreign exchange rates.

•	Canada: Sales increased due to changes in foreign exchange rates and the acquisition of Bowne, partially offset by lower statement printing volume.

Income (loss) from continuing operations increased $185.5 million primarily due to lower restructuring and impairment charges and increased business in Asia, partially offset by lower prices. Operating margins increased from a loss of 1.5% for the year ended December 31, 2009 to 6.0% for the year ended December 31, 2010, of which 6.7 percentage points were due to lower restructuring and impairment charges. The remaining increase resulted from cost reductions driven by restructuring actions and productivity improvements and the termination of the significant customer contract in 2009, which more than offset lower prices, cost inflation and higher incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2010	2009
	(in millions)
Operating expenses	$232.9	$108.9
Restructuring and impairment charges	13.3	8.2
Acquisition and related costs	13.5	1.6

Corporate operating expenses for the year ended December 31, 2010 were $232.9 million, an increase of $124.0 million compared to 2009. The increase was driven by higher pension and postretirement benefit expense of $45.2 million, LIFO inventory provisions of $10.2 million in 2010 compared to a benefit of $17.6 million in 2009, higher acquisition-related costs of $11.9 million and higher restructuring and impairment charges of $5.1 million related to the integration of Bowne, partially offset by cost reductions from productivity initiatives and restructuring actions.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008 (in millions, except per share data)

	Income (loss) from Continuing Operations	Operating Margin	Net Loss Attributable to RR Donnelley Common Shareholders	Net Loss Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the year ended December 31, 2008	$(40.5)	(0.3%)	$(189.9)	$(0.90)
2009 restructuring and impairment charges	(382.7)	(3.9%)	(334.0)	(1.63)
2008 restructuring and impairment charges	1,184.7	10.2%	1,073.9	5.11
2009 acquisition-related expenses	(1.6)	0.0%	(1.0)	—
2009 losses related to debt extinguishment	—	—	(8.0)	(0.04)
2009 write-down of affordable housing investments	—	—	(1.5)	(0.01)
2008 loss on termination of cross-currency swaps	—	—	1.8	0.01
Income tax adjustments	—	—	(282.4)	(1.35)
Discontinued operations	—	—	(1.8)	(0.01)
Operations	(415.6)	(2.5%)	(284.4)	(1.31)

For the year ended December 31, 2009	$344.3	3.5%	$(27.3)	$(0.13)

2009 restructuring and impairment charges: included $128.5 million of non-cash charges for the impairment of goodwill; charges of $118.6 million, discounted for future cash payments, for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected as other restructuring charges, impairment and employee terminations, respectively; $78.8 million for other employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $32.1 million of other restructuring costs, primarily lease termination costs; and $24.7 million for impairment of long-lived assets.

2008 restructuring and impairment charges: included $1,125.4 million of non-cash charges for the impairment of goodwill and intangible assets; charges of $44.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $10.6 million of other restructuring costs, primarily lease termination costs; and $4.6 million for impairment of other long-lived assets.

2009 acquisition-related expenses: legal, accounting and other expenses associated with acquisitions completed or contemplated.

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

Income tax adjustments: included $15.6 million of income tax expense in 2009 due to the reorganization of entities within the International segment. In addition, reflected tax benefits of $228.8 million realized in

2008 related to the decline in value and reorganization of certain entities within the International segment, as well as a benefit of $38.0 million in 2008 from the recognition of uncertain tax positions upon the final settlement of certain U.S. federal tax audits for the years 2000 – 2002.

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

The following table shows the results of operations for the years ended December 31, 2009 and 2008, which reflects the results of acquired businesses from the relevant acquisition dates.

	2009	2008	$ Change	% Change
	(in millions)
Net sales
Products	$8,925.4	$10,465.0	$(1,539.6)	(14.7%)
Services	932.0	1,116.6	(184.6)	(16.5%)

Total net sales	9,857.4	11,581.6	(1,724.2)	(14.9%)
Products cost of sales (exclusive of depreciation and amortization shown below)	6,789.8	7,772.9	(983.1)	(12.6%)
Services cost of sales (exclusive of depreciation and amortization shown below)	673.1	803.4	(130.3)	(16.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,088.5	1,220.5	(132.0)	(10.8%)
Restructuring and impairment charges	382.7	1,184.7	(802.0)	(67.7%)
Depreciation and amortization	579.0	640.6	(61.6)	(9.6%)

Total operating expenses	9,513.1	11,622.1	(2,109.0)	(18.1%)

Income (loss) from continuing operations	$344.3	$(40.5)	$384.8	950.1%

Consolidated

Net sales of products for the year ended December 31, 2009 decreased $1,539.6 million, or 14.7%, to $8,925.4 million versus the prior year. Changes in foreign exchange rates decreased net sales by $172.6 million, or 1.6%, while the acquisitions of PROSA and Pro Line increased net sales by $36.2 million, or 0.3%. The remaining decreases were primarily attributable to significant volume declines and continued price pressure across most products as customer demand decreased primarily due to the global economic slowdown.

Net sales from services for the year ended December 31, 2009 decreased $184.6 million, or 16.5%, to $932.0 million versus the prior year. Changes in foreign exchange rates decreased net sales by $28.5 million, or 2.6%. The remaining decreases were primarily attributable to significant volume declines and continued price pressure across most services as customer demand decreased primarily due to the global economic slowdown.

Products cost of sales decreased $983.1 million to $6,789.8 million for the year ended December 31, 2009 versus the prior year, primarily due to volume decreases and a benefit resulting from lower LIFO inventory provisions, offset by lower pricing on by-product sales and higher incentive compensation expense. Product cost of sales as a percentage of product net sales increased from 74.3% to 76.1%, reflecting the impact of price pressures on net sales, volume declines, lower pricing on by-products sales and higher incentive compensation expense, offset in part by the benefits of continued productivity efforts and lower LIFO inventory provisions.

Services cost of sales decreased $130.3 million to $673.1 million for the year ended December 31, 2009 versus the prior year, primarily due to volume decreases partially offset by higher incentive compensation expense. Services cost of sales as a percentage of services net sales increased from 72.0% to 72.2%, reflecting the impact of price pressures on net sales and higher incentive compensation expense, partially offset by the benefits of continued productivity efforts.

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

For the year ended December 31, 2009, the Company recorded a net restructuring and impairment provision of $382.7 million compared to $1,184.7 million in 2008. In 2009, these charges included a non-cash pre-tax charge of $128.5 million for the impairment of goodwill and $118.6 million, discounted for future cash payments, for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, which allowed the Company to withdraw from certain unprofitable operations in this area. In addition, these charges included $78.8 million for workforce reductions of 4,043 employees (all of whom were terminated as of December 31, 2010) associated with actions resulting from the reorganization of certain operations. These actions also included the closings of two catalog, magazine and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of two Global Turnkey Solutions manufacturing facilities, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company recorded $24.7 million of impairment charges for other long-lived assets and $32.1 million of other restructuring costs, including lease termination and other facility closure costs. For the year ended December 31, 2008, these charges included non-cash, pre-tax charges of $1,125.4 million for the impairment of goodwill and other intangible assets and $44.1 million for workforce reductions of 2,245 employees (all of whom were terminated as of December 31, 2010) associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of the financial print organization in the U.S. Print and Related Services and International segments. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $10.6 million of other restructuring costs, mainly related to lease terminations in exited facilities.

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

U.S. Print and Related Services

The following tables summarize net sales, income from continuing operations and certain items impacting comparability, which reflect the results of acquired businesses from the relevant acquisition dates, within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2009	2008
	(in millions)
Net sales	$7,437.0	$8,704.2
Income from continuing operations	489.2	708.9
Operating margin	6.6%	8.1%
Restructuring and impairment charges	163.8	405.8

Reporting unit(1)	2009 Net Sales	2008 Net Sales	$ Change	% Change
	(in millions)
Magazines catalogs and retail inserts	$2,050.4	$2,528.0	$(477.6)	(18.9%)
Books and directories	1,462.0	1,764.5	(302.5)	(17.1%)
Variable print	1,149.3	1,261.5	(112.2)	(8.9%)
Forms and labels	829.5	908.1	(78.6)	(8.7%)
Commercial	602.1	711.9	(109.8)	(15.4%)
Logistics	495.1	573.1	(78.0)	(13.6%)
Financial print	471.5	522.6	(51.1)	(9.8%)
Office products	228.7	270.5	(41.8)	(15.5%)
Premedia	148.4	164.0	(15.6)	(9.5%)

Total U.S. Print and Related Services	$7,437.0	$8,704.2	$(1,267.2)	(14.6%)

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2009 were $7,437.0 million, a decrease of $1,267.2 million, or 14.6%, compared to 2008. The acquisition of Pro Line increased net sales $17.5 million, or 0.2%. The increase due to the acquisition was more than offset by volume and price declines across all products and services primarily due to the global economic slowdown. An analysis by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales decreased due to lower page counts resulting from reduced advertising spending, lower circulation volume and price pressure on new and existing customer contracts.

•	Books and directories: Sales decreased due to lower volume in educational books, related materials and directories.

•

Variable print: Sales decreased due to an unfavorable shift in product mix, lower sales of direct mailings from financial service companies and retail customers and reduced fulfillment and distribution volume from healthcare customers.

•	Forms and labels: Sales decreased due to lower volume from major customers and increased price pressure.

•	Commercial: Sales decreased due to lower volume as a result of the economic slowdown and increased price pressure.

•	Logistics: Sales decreased primarily due to lower print volumes and reductions in fuel surcharges.

•	Financial print: Sales decreased due to reductions in the size and number of capital market transactions and increased price pressure.

•	Office products: Sales decreased primarily due to lower volume from large retail customers.

•	Premedia: Sales declined due to lower volume from existing customers for print related products.

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

International

The following tables summarize net sales, loss from continuing operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2009	2008
	(in millions)
Net sales	$2,420.4	$2,877.4
Loss from continuing operations	(36.0)	(564.6)
Operating margin	(1.5%)	(19.6%)
Restructuring and impairment charges	210.7	774.7

Reporting unit	2009 Net Sales	2008 Net Sales	$ Change	% Change
	(in millions)
Business process outsourcing	$603.3	$734.0	$(130.7)	(17.8%)
Asia	436.2	473.0	(36.8)	(7.8%)
Latin America	467.9	485.2	(17.3)	(3.6%)
Europe	388.7	498.0	(109.3)	(21.9%)
Global Turnkey Solutions	321.6	455.0	(133.4)	(29.3%)
Canada	202.7	232.2	(29.5)	(12.7%)

Total International	$2,420.4	$2,877.4	$(457.0)	(15.9%)

Net sales for the International segment for the year ended December 31, 2009 were $2,420.4 million, a decrease of $457.0 million, or 15.9%, compared to 2008. The decrease in net sales was primarily due to changes in foreign exchange rates of $201.1 million, or 7.0%, and volume and price declines resulting from the global economic slowdown. An analysis by reporting unit follows:

•	Business process outsourcing: Net sales decreased due to changes in foreign exchange rates, as well as lower volume in transactional print and mail and design and print management services.

•	Asia: Sales decreased due to reduced export book sales and lower volumes and prices on print packaging products.

•	Latin America: Net sales decreased due to changes in foreign exchange rates and lower sales of forms, partially offset by the acquisition of PROSA, which increased net sales by $18.7 million, or 3.9%.

•

Europe: Net sales decreased due to changes in foreign exchange rates and lower sales of directories and commercial print, as well as unfavorable product mix changes and declining prices, largely related to technology manuals and other related packaging products.

•

Global Turnkey Solutions: Net sales decreased due to lower volume from retail and technology customers, as the economic slowdown impacted both consumer and business spending on their products, as well as changes in foreign exchange rates.

•	Canada: Net sales decreased due to changes in foreign exchange rates and lower sales of forms and labels, statement printing and commercial print products.

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

RESTRUCTURING, IMPAIRMENT, AND ACQUISITION-RELATED CHARGES

During 2010, the Company recorded net restructuring and impairment charges of $157.9 million. These charges included $61.0 million for the impairment of goodwill within the forms and labels reporting unit in the U.S. Print and Related Services segment, $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment and $4.6 million for the impairment of other long-lived assets. Additionally, these charges included $35.9 million related to workforce reductions of 1,458 employees (1,354 of whom were terminated as of December 31, 2010), associated with actions resulting from reorganization of certain operations. These actions included the reorganization of certain operations within the Financial Print reporting unit within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the reorganization of certain operations within the business process outsourcing and Latin America reporting units and the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. Further, these actions included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. Finally, the Company recorded $29.5 million of other restructuring charges, of which $13.6 million related to mutli-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

During 2009, the Company recorded net restructuring and impairment charges of $382.7 million. These charges included $128.5 million for the impairment of goodwill and $24.7 million for the impairment of other long-lived assets. In addition, the Company recorded charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. Additionally, these charges included $78.8 million related to workforce reductions of 4,043 employees (all of whom were terminated as of December 31, 2010), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of two Global Turnkey Solutions manufacturing facilities, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Finally, the Company incurred other restructuring charges of $32.1 million, including lease termination and other facility closure costs.

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

The Company made cash payments of $158.1 million, $126.4 million and $68.9 million for restructuring activities during the years ended December 31, 2010, 2009 and 2008, respectively. $95.8 million of the $158.1 million paid in 2010 and $22.2 million of the $126.4 million paid in 2009 related to the terminated customer contract discussed previously. These outlays were all funded using cash generated from operations and cash on hand.

In 2011, the Company expects to realize further cost savings associated with the restructuring actions taken in 2010 and 2009, primarily through reduced employee and facility costs. Restructuring actions have been and will continue to be taken in conjunction with the recent acquisition of Bowne, which will result in significant additional restructuring charges in 2011. In addition, the Company expects to identify other cost reduction opportunities within both current and newly acquired businesses and possibly take further actions in 2011, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, the Company will fund these costs by utilizing its credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the years ended December 31, 2010, 2009 and 2008.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2010 compared to 2009

Net cash provided by operating activities of continuing operations was $752.5 million for the year ended December 31, 2010, compared to $1,425.8 million for the year ended December 31, 2009. The decrease in operating cash flow reflected the $515.8 million benefit from reductions in net working capital (accounts receivable, inventory, prepaid expenses and other current assets and accounts payable) driven by volume declines and efficiency improvement in 2009, the non-recurring tax refund of $164.1 million in 2009, the continued price pressures on net sales in 2010, the $57.5 million payment in January 2010 related to the termination of the long-term customer contract in 2009 and incentive compensation payments in the first quarter of 2010 compared to no such payments in 2009. These decreases were partially offset by higher operating earnings in 2010 driven by cost reductions from productivity and restructuring actions and the $22.2 million payment in the third quarter of 2009 related to the termination of the long-term customer contract in 2009.

2009 compared to 2008

Net cash provided by operating activities of continuing operations was $1,425.8 million for the year ended December 31, 2009, compared to $1,018.8 million for the year ended December 31, 2008. The increase in operating cash flow reflected the extending of payment terms on accounts payable, the receipt of income tax refunds of $164.1 million, reductions in inventories and accounts receivable resulting from volume declines and a focus on improved working capital management, lower incentive compensation payments in 2009 as compared to 2008 and lower income tax payments due to decreased taxable income, partially offset by lower operating earnings driven by significant volume declines.

Cash Flows From Investing Activities

2010 compared to 2009

Net cash used in investing activities for the year ended December 31, 2010 was $674.5 million compared to $260.9 million for the year ended December 31, 2009. Net cash used for the acquisitions of Bowne, Nimblefish and 8touches during 2010 was $439.8 million and the acquisitions of PROSA and Prospectus during 2009 was $26.6 million. The Company used $17.0 million to purchase long-term investments and $14.7 million to purchase short-term deposits during 2010. The short-term term deposits were subsequently liquidated for $14.9 million during 2010. The Company received proceeds from the sale of investments and other assets of $11.2 million during 2010 compared to $2.2 million during 2009. Capital expenditures were $229.4 million in 2010, an increase of $34.4 million compared to 2009. The Company continues to fund capital expenditures primarily through cash provided by operations. Finally, in 2009, the Company transferred $43.7 million to restricted cash within other noncurrent assets on the Consolidated Balance Sheets related to the customer contract termination within the business process outsourcing reporting unit and received transfers from restricted cash of $6.2 million.

2009 compared to 2008

Net cash used in investing activities for the year ended December 31, 2009 was $260.9 million compared to $351.2 million for the year ended December 31, 2008. Net cash used for acquisition of businesses during 2009 included $26.6 million for the acquisition of PROSA and Prospectus. For the year ended December 31, 2008, net cash used for acquisitions included $132.6 million for the acquisition of Pro Line and another smaller acquisition, offset by proceeds of $10.5 million from purchase price adjustments related to previous acquisitions. The Company received proceeds from the sale of investments and other assets of $2.2 million during 2009 compared to $53.2 million during 2008, which included $27.3 million of net proceeds from the sale of certain investment securities related to the planned liquidation of a captive insurance subsidiary. Capital expenditures were $195.0 million, a decrease of $127.9 million compared to 2008, reflecting lower spending on capacity growth due to the significant reduction in production volumes resulting from the global economic slowdown. The Company continued to fund capital expenditures primarily through cash provided by operations. Finally, in 2009, the Company transferred $43.7 million to restricted cash within other noncurrent assets on the Consolidated Balance Sheets related to the customer contract termination within the business process outsourcing reporting unit and received transfers from restricted cash of $6.2 million. In 2008, the Company received transfers of $40.6 million of restricted cash in 2008 primarily due to the release of excess funding from a trust associated with the Company’s acquisition of Banta.

Cash Flows From Financing Activities

2010 compared to 2009

Net cash used in financing activities for the year ended December 31, 2010 was $58.0 million compared to $1,028.0 million in 2009. During 2010, the Company received proceeds of $400.0 million from the issuance of long-term senior notes which were partly used to repay borrowings on the Company’s previous revolving credit facility (the “previous Facility”). Proceeds from the previous Facility borrowings were used, along with cash on hand, to pay the May 2010 maturity of senior notes of $325.7 million. In addition, the Company repaid $25.4 million and $1.9 million of debt assumed as part of the Bowne and Nimblefish acquisitions, respectively. During 2009, the Company received proceeds from the issuance of $750.0 million of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009 and repurchased $466.4 million and $174.2 million of senior notes maturing January 15, 2012 and May 15, 2010, respectively. Net borrowings under the Company’s revolving credit agreement (the “Credit Agreement”) and previous Facility were $120.0 million for the year ended December 31, 2010. Net repayments under the previous Facility were $200.0 million for the year ended December 31, 2009. The net change in other short-term debt was a cash outflow of $305.6 million during 2009 primarily due to the pay down of commercial paper.

2009 compared to 2008

Net cash used in financing activities for the year ended December 31, 2009 was $1,028.0 million compared to $678.9 million in 2008. During 2009, the Company received proceeds from the issuance of $750.0 million of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009 and repurchased $466.4 million and $174.2 million of senior notes maturing January 15, 2012 and May 15, 2010, respectively. Net repayments under the previous Facility were $200.0 million for each of the years ended December 31, 2009 and 2008. The net change in other short-term debt was a cash outflow of $305.6 million during 2009 primarily due to the pay down of commercial paper. The net change in other short-term debt for the year ended December 31, 2008 was a cash inflow of $6.8 million due to borrowings under international credit facilities, partially offset by the repayment of commercial paper. Additionally, $278.8 million was utilized during the year ended December 31, 2008 to acquire 10.0 million shares of common stock under the Company’s share repurchase program.

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

Included in cash and cash equivalents of $519.1 million at December 31, 2010 were short-term investments in the amount of $78.2 million, which primarily consist of certificate and short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are believed to be highly liquid.

Dividends

Cash dividends paid to shareholders totaled $214.4 million, $213.6 million and $219.2 million in 2010, 2009 and 2008, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2011. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors. On January 13, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2011 to shareholders of record on January 28, 2011.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies our future contractual obligations as of December 31, 2010:

	Payments Due In
	Total	2011	2012	2013	2014	2015	Thereafter
	(in millions)
Total debt(1)	$5,295.5	$357.3	$386.4	$228.4	$814.5	$688.2	$2,820.7
Operating leases	725.9	160.8	123.2	96.4	75.2	57.1	213.2
Other(2)	235.8	176.4	43.7	10.7	4.9	0.1	—

Total as of December 31, 2010	$6,257.2	$694.5	$553.3	$335.5	$894.6	$745.4	$3,033.9

(1)	Total debt includes $1,772.3 million of scheduled interest payments, of which the Company expects to pay $225.9 million in 2011.
(2)	Other represents contractual obligations for outsourced services ($176.6 million), purchases of property, plant and equipment ($34.6 million), employee restructuring-related severance payments ($11.6 million) and purchases of natural gas ($8.7 million). The Company has included $4.3 million of uncertain tax liabilities that are classified as current liabilities on the Consolidated Balance Sheets. Excluded from the table are $152.8 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

The Company expects to make cash contributions of approximately $45.8 million to its pension plans and approximately $15.2 million to its postretirement benefit plans in 2011, which are not reflected above. The Company may elect to make additional non-required contributions to its plans in 2011. The Company expects that required contributions in future years will increase.

As of December 31, 2010, the Company is authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.

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

Cash and cash equivalents of $519.1 million as of December 31, 2010 included $78.0 million that were readily available in the U.S. and $441.1 million that were available at international locations, most of which could be subject to U.S. federal income taxes and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables several participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

On December 17, 2010, the Company entered into a $1.75 billion revolving unsecured and committed credit agreement (the “Credit Agreement”) which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending financial institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing and will be calculated according to a base or Eurocurrency rate plus an applicable margin. The Company will pay annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement replaced the Company’s previous $2.0 billion unsecured and committed revolving credit facility (the “previous Facility”). All amounts outstanding under the previous Facility were repaid with borrowings under the Credit Agreement. The Credit Agreement can be used for general corporate purposes, including letters of credit and as a backstop for the issuance of commercial paper. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Credit Agreement. Based on the Company’s results of operations for the year ended December 31, 2010 and existing term debt structure, as shown in the table below, the Company could utilize approximately $1.4 billion of the $1.75 billion Credit Agreement and not be in violation of those financial covenants. However, the Company does not expect the reduction in availability on the Credit Agreement to impact its ability to meet its liquidity requirements. In addition, borrowings under the Credit Agreement are subject to certain conditions, all of which were met at December 31, 2010. As of December 31, 2010, there were $120.0 million of borrowings outstanding under the Credit Agreement.

The Company also has $107.4 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2010, the Company had $57.0 million in outstanding letters of credit, of which $37.4 million reduced availability under the Credit Agreement and $11.8 million reduced availability under uncommitted facilities outside of the U.S. As of December 31, 2010, the Company had no commercial paper outstanding. The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution were added. Currently, the Facility is supported by 20 U.S. and international financial institutions. The current availability on the Credit Agreement is shown in the following table:

December 31, 2010
(in millions)
Availability
Committed credit facility	$1,750.0
Availability reduction from covenants	247.0

1,503.0
Usage
Borrowings under the committed credit facility	120.0

120.0

Current availability at December 31, 2010	$1,383.0

The Company was in compliance with its debt covenants as of December 31, 2010, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2010 and the foreseeable future; however, as of December 31, 2010, as shown in the table above, the Company may borrow approximately $1.4 billion of the $1.75 billion currently not utilized under the Credit Agreement, as borrowings above $1.4 billion would cause the Company to violate certain debt covenants in the Credit Agreement. In addition, the Company met all the conditions required to borrow under the Credit Agreement as of December 31, 2010 and management expects the Company to continue to meet the applicable borrowing conditions.

On March 31, 2010, Moody’s Investors Service reaffirmed the Company’s senior unsecured debt ratings and short-term credit rating at Baa3 and P-3, respectively. On April 1, 2010, Standard & Poor’s Ratings Services reaffirmed the Company’s long-term corporate credit and senior unsecured debt ratings at BBB and maintained the Company’s short-term credit rating at A-3.

On June 21, 2010, the Company issued $400 million of 7.625% senior notes due June 15, 2020. The Company used the net proceeds to repay borrowings under the previous Facility that were drawn on May 13, 2010 and used, together with cash on hand, to repay $325.7 million of senior notes due May 15, 2010. The remaining net proceeds were used for general corporate purposes.

On August 26, 2009, the Company issued $350 million of 8.60% senior notes due August 15, 2016. The Company used the net proceeds, along with borrowings under the previous Facility and cash on hand, to repurchase $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010.

On January 14, 2009, the Company issued $400 million of 11.25% senior notes due February 1, 2019. The Company used the net proceeds to pay down commercial paper and borrowings under the previous Facility. If the Company experiences a downgrade in its credit ratings below investment grade, these senior notes are subject to an increase from the 11.25% interest rate. The Company borrowed $400.0 million in March 2009 under the previous Facility to repay the April 1, 2009 maturity of $400 million in senior notes. During the second quarter 2009, the Company repaid the $400 million of previous Facility borrowings.

In the third quarter of 2009, the Company terminated a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The Company paid approximately $118.0 million in related restructuring costs, of which $22.2 million was paid in the third quarter of 2009, $57.5 million was paid in January 2010 and $38.3 million was paid in December 2010.

On December 31, 2010, the Company acquired the assets of 8touches, for a purchase price of $1.1 million. The Company financed this acquisition with cash on hand.

On December 14, 2010, the Company acquired the assets of Nimblefish, for a purchase price of $4.1 million. The Company financed this acquisition with cash on hand.

On November 24, 2010, the Company acquired Bowne, for a purchase price of $480.4 million. The Company financed this acquisition with cash on hand and through borrowings under the previous Facility.

On January 2, 2009, the Company acquired the assets of PROSA, for a purchase price of approximately $24 million. The Company financed this acquisition with cash on hand.

On March 14, 2008, the Company acquired Pro Line, for a purchase price of approximately $122 million. The Company financed this acquisition with cash on hand and through issuances of commercial paper.

For the year ended December 31, 2008, the Company purchased in the open market 10.0 million shares of its common stock at a total cost of $278.8 million. All of these repurchases were funded with cash on hand and through issuances of commercial paper. As of December 31, 2010, the Company is authorized, under the terms of a share repurchase program approved by the Board of Directors, to repurchase up to 10.0 million shares.

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of December 31, 2010, approximately 79.3% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2010, the Company’s exposure to rate fluctuations on variable-interest borrowings was $732.1 million, including $600.0 million notional value of interest rate swap agreements (See Note 14, Derivatives, to the Consolidated Financial Statements) and $132.1 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of December 31, 2010, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $100.9 million (See Note 14, Derivatives, to the Consolidated Financial Statements). Net unrealized gains from these foreign exchange contracts were $0.2 million at December 31, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2010, 2009 and 2008, the Company adopted various accounting standards. See Note 20, New Accounting Pronouncements, to the Consolidated Financial Statements for a description of the accounting standards adopted during 2010.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 20, New Accounting Pronouncements, to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. As of December 31, 2010, approximately 79.3% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2010, the Company’s exposure to rate fluctuations on variable-interest borrowings was limited to $732.1 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating units, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of December 31, 2010 and 2009, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $100.9 million and $437.0 million, respectively.

The Company assesses market risk based on changes in interest rates and foreign currency rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest and foreign currency rates. Using this sensitivity analysis, such changes would not have a material effect on foreign currency gains and losses, interest income or expense and cash flows, and would change the fair values of fixed-rate debt at December 31, 2010 and 2009 by approximately $101.8 million and $101.0 million, respectively.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2010, 2009 or 2008. The Company maintains provisions for potential credit losses and any such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded, and additional economic disruptions or a further slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as noted below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2010 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Effective for the quarter and year ended December 31, 2010, the Company implemented a new income tax provision software package to support the computation, consolidation and review of the Company’s consolidated provision for income taxes and related disclosures. This software implementation was part of an ongoing effort to improve the effectiveness of internal controls over accounting and reporting of income taxes. In connection with this implementation, the Company has modified the design, operation and documentation of internal control processes impacted by the new software.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 19, 2011 (the “2011 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

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

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2011 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2010 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands) (a)	(b)	(in thousands) (c)
Equity compensation plans approved by security holders(2)	9,162.9	$20.20	4,167.2	(5)
Equity compensation plans not approved by security holders(3)	757.1	25.40	—

Total	9,920.0	$20.90	4,167.2

(1)	Upon the acquisition of Moore Wallace on February 27, 2004, stock options and units outstanding under certain Moore Wallace plans were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2010, 107,545 shares were issuable upon the exercise of stock options with a weighted average exercise price per share of $17.14. Information regarding these awards is not included in the table.

(2)	Includes 5,660,306 shares issuable upon the vesting of restricted stock units.
(3)	Represents the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 212,750 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.
(4)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate (excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company), of which 2,697,837 remain available for issuance.

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

There were 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the acquisition of Moore Wallace). As of December 31, 2010, there were 212,750 restricted stock units outstanding under the 2003 LTIP. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”).

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2010, options to purchase 544,366 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2011 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2011.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ MILES W. MCHUGH
Miles W. McHugh Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of February 2011.

Signature and Title	Signature and Title

/s/ THOMAS J. QUINLAN, III	/s/ THOMAS S. JOHNSON*
Thomas J. Quinlan, III President and Chief Executive Officer, Director (Principal Executive Officer)	Thomas S. Johnson Director

/s/ MILES W. MCHUGH	/s/ JOHN C. POPE*
Miles W. McHugh Executive Vice President and Chief Financial Officer (Principal Financial Officer)	John C. Pope Director

/s/ ANDREW B. COXHEAD	/s/ MICHAEL T. RIORDAN*
Andrew B. Coxhead Senior Vice President and Controller (Principal Accounting Officer)	Michael T. Riordan Director

/s/ LEE A. CHADEN*	/s/ OLIVER R. SOCKWELL*
Lee A. Chaden Director	Oliver R. Sockwell Director

/s/ JUDITH H. HAMILTON*	/s/ STEPHEN M. WOLF*
Judith H. Hamilton Director	Stephen M. Wolf Chairman of the Board, Director

/s/ SUSAN M. IVEY*
Susan M. Ivey Director

By:	/s/ SUZANNE S. BETTMAN
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net Sales
Products	$8,956.4	$8,925.4	$10,465.0
Services	1,062.5	932.0	1,116.6

Total net sales	10,018.9	9,857.4	11,581.6
Products cost of sales (exclusive of depreciation and amortization shown below)	6,857.8	6,789.8	7,772.9
Services cost of sales (exclusive of depreciation and amortization shown below)	785.1	673.1	803.4
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	1,123.4	1,088.5	1,220.5
Restructuring and impairment charges—net (Note 3)	157.9	382.7	1,184.7
Depreciation and amortization	539.2	579.0	640.6

Total operating expenses	9,463.4	9,513.1	11,622.1

Income (loss) from continuing operations	555.5	344.3	(40.5)
Interest expense—net (Note 13)	222.6	234.6	226.4
Investment and other expense—net	(9.9)	(16.6)	(2.4)

Earnings (loss) from continuing operations before income taxes	323.0	93.1	(269.3)

Income tax expense (benefit) (Note 12)	105.9	114.5	(83.9)

Net earnings (loss) from continuing operations	217.1	(21.4)	(185.4)
Income from discontinued operations, net of tax	—	—	1.8

Net earnings (loss)	217.1	(21.4)	(183.6)
Less: Income (loss) attributable to noncontrolling interests	(4.6)	5.9	6.3

Net earnings (loss) attributable to RR Donnelley common shareholders	$221.7	$(27.3)	$(189.9)

Net earnings (loss) per share attributable to RR Donnelley common shareholders (Note 15):
Basic:
Net earnings (loss) from continuing operations	$1.07	$(0.13)	$(0.91)
Income from discontinued operations, net of tax	—	—	0.01

Net earnings (loss) attributable to RR Donnelley common shareholders	$1.07	$(0.13)	$(0.90)

Diluted:
Net earnings (loss) from continuing operations	$1.06	$(0.13)	$(0.91)
Income from discontinued operations, net of tax	—	—	0.01

Net earnings (loss) attributable to RR Donnelley common shareholders	$1.06	$(0.13)	$(0.90)

Weighted average number of common shares outstanding (Note 15):
Basic	206.4	205.2	210.2
Diluted	209.7	205.2	210.2
Amounts attributable to RR Donnelley common shareholders:
Net earnings (loss) from continuing operations	$221.7	$(27.3)	$(191.7)
Income from discontinued operations, net of tax	—	—	1.8

Net earnings (loss) attributable to RR Donnelley common shareholders	$221.7	$(27.3)	$(189.9)

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$519.1	$499.2
Receivables, less allowances for doubtful accounts of $71.0 in 2010 (2009—$70.3) (Note 5)	1,922.9	1,675.9
Income taxes receivable (Note 12)	49.3	63.2
Inventories (Note 6)	560.6	561.8
Prepaid expenses and other current assets	115.4	160.8

Total current assets	3,167.3	2,960.9

Property, plant and equipment—net (Note 7)	2,138.7	2,271.4
Goodwill (Note 4)	2,526.8	2,333.3
Other intangible assets—net (Note 4)	775.0	747.4
Other noncurrent assets	475.4	434.6

Total assets	$9,083.2	$8,747.6

LIABILITIES
Accounts payable	$939.8	$886.4
Accrued liabilities (Note 9)	902.2	813.4
Short-term debt and current portion of long-term debt (Note 13)	131.4	339.9

Total current liabilities	1,973.4	2,039.7

Long-term debt (Note 13)	3,398.6	2,982.5
Pension liability (Note 11)	533.0	509.8
Postretirement benefits (Note 11)	287.4	324.5
Deferred income taxes (Note 12)	174.5	205.5
Other noncurrent liabilities	470.9	524.6

Total liabilities	6,837.8	6,586.6

Commitments and Contingencies (Note 10)

EQUITY
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares; Issued: 243.0 shares in 2010 and 2009	303.7	303.7
Additional paid-in-capital	2,907.0	2,906.2
Retained earnings	670.2	662.9
Accumulated other comprehensive loss	(490.4)	(545.0)
Treasury stock, at cost, 36.4 shares in 2010 (2009—37.3 shares)	(1,166.2)	(1,193.8)

Total RR Donnelley shareholders’ equity	2,224.3	2,134.0
Noncontrolling interests	21.1	27.0

Total equity	2,245.4	2,161.0

Total liabilities and equity	$9,083.2	$8,747.6

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net earnings (loss)	$217.1	$(21.4)	$(183.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Income from discontinued operations	—	—	(1.8)
Impairment charges	92.5	154.0	1,130.0
Depreciation and amortization	539.2	579.0	640.6
Provision for doubtful accounts receivable	22.8	19.7	52.1
Share-based compensation	28.6	24.0	21.9
Deferred taxes	(34.6)	(54.1)	(103.7)
Reversal of tax reserves	(42.6)	(2.6)	(28.2)
(Gain) loss on sale of investments and other assets—net	(1.8)	3.2	(11.7)
Loss related to Venezuela currency devaluation	8.9	—	—
Loss on debt extinguishment	—	10.3	—
Other	47.5	41.8	32.1
Changes in operating assets and liabilities of continuing operations—net of acquisitions:
Accounts receivable—net	(152.1)	244.0	164.7
Inventories	31.0	145.5	(6.6)
Prepaid expenses and other current assets	8.2	31.4	(17.1)
Accounts payable	17.7	94.9	(168.0)
Income taxes payable and receivable	15.0	114.6	(213.9)
Accrued liabilities and other	(44.9)	41.5	(288.0)

Net cash provided by operating activities of continuing operations	752.5	1,425.8	1,018.8
Net cash used in operating activities of discontinued operations	—	—	(0.8)

Net cash provided by operating activities	752.5	1,425.8	1,018.0

INVESTING ACTIVITIES
Capital expenditures	(229.4)	(195.0)	(322.9)
Acquisitions of businesses, net of cash acquired	(439.8)	(26.6)	(122.1)
Proceeds from return of capital and sale of investments and other assets	26.1	2.2	53.2
Purchases of other investments	(31.7)	(4.0)	—
Transfers from/(to) restricted cash	0.3	(37.5)	40.6

Net cash used in investing activities	(674.5)	(260.9)	(351.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	400.0	750.0	—
Net change in short-term debt	(3.8)	(305.6)	6.8
Payments of current maturities and long-term debt	(355.2)	(1,051.9)	(10.0)
Payments of credit facility borrowings	—	(845.0)	(1,475.0)
Proceeds from credit facility borrowings	120.0	645.0	1,275.0
Proceeds from termination of cross-currency swaps	—	—	22.5
Debt issuance costs	(12.2)	(6.0)	—
Issuance of common stock	9.2	1.5	1.9
Acquisition of common stock	—	—	(278.8)
Dividends paid	(214.4)	(213.6)	(219.2)
Distributions to noncontrolling interests	(1.6)	(2.4)	(2.1)

Net cash used in financing activities	(58.0)	(1,028.0)	(678.9)

Effect of exchange rate on cash and cash equivalents	(0.1)	38.3	(42.9)

Net increase (decrease) in cash and cash equivalents	19.9	175.2	(55.0)

Cash and cash equivalents at beginning of year	499.2	324.0	379.0

Cash and cash equivalents at end of year	$519.1	$499.2	$324.0

Supplemental non-cash disclosure:
Use of restricted cash to pay restructuring costs	$38.3	$—	$—
Use of restricted cash to fund obligations associated with deferred compensation plans	1.1	0.9	25.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total RR Donnelley’s Shareholders’ Equity	Noncon- trolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2008	243.0	$303.7	$2,858.4	(27.1)	$(909.0)	$1,312.9	$341.3	$3,907.3	$19.0	$3,926.3

Net earnings (loss)						(189.9)		(189.9)	6.3	(183.6)
Translation adjustments							(154.4)	(154.4)	0.5	(153.9)
Pension and other benefit liability adjustments							(772.4)	(772.4)		(772.4)
Changes in investment securities							(1.4)	(1.4)		(1.4)
Change in fair value of derivatives and hedge reclassifications							6.2	6.2		6.2

Comprehensive income (loss)								(1,111.9)	6.8	(1,105.1)

Acquisition of common stock				(10.0)	(278.8)			(278.8)		(278.8)
Share-based compensation			27.3	—	—			27.3		27.3
Withholdings for share-based awards and other				(0.1)	(6.2)			(6.2)		(6.2)
Cash dividends paid						(219.2)		(219.2)		(219.2)
Distributions to noncontrolling interests								—	(2.1)	(2.1)
Other								—	(0.3)	(0.3)

Balance at December 31, 2008	243.0	303.7	2,885.7	(37.2)	(1,194.0)	903.8	(580.7)	2,318.5	23.4	2,341.9

Net earnings (loss)						(27.3)		(27.3)	5.9	(21.4)
Translation adjustments							99.1	99.1	0.1	99.2
Pension and other benefit liability adjustments							(65.7)	(65.7)		(65.7)
Change in fair value of derivatives and hedge reclassifications							2.3	2.3		2.3

Comprehensive income								8.4	6.0	14.4

Share-based compensation			20.5	0.1	2.8			23.3		23.3
Withholdings for share-based awards and other.				(0.2)	(2.6)			(2.6)		(2.6)
Cash dividends paid						(213.6)		(213.6)		(213.6)
Distributions to noncontrolling interests								—	(2.4)	(2.4)

Balance at December 31, 2009	243.0	303.7	2,906.2	(37.3)	(1,193.8)	662.9	(545.0)	2,134.0	27.0	2,161.0

Net earnings (loss)						221.7		221.7	(4.6)	217.1
Translation adjustments							12.3	12.3	0.3	12.6
Pension and other benefit liability adjustments							42.0	42.0		42.0
Change in fair value of derivatives and hedge reclassifications							0.3	0.3		0.3

Comprehensive income (loss)								276.3	(4.3)	272.0

Share-based compensation.			0.8	1.3	36.3			37.1		37.1
Withholdings for share-based awards and other.				(0.4)	(8.7)			(8.7)		(8.7)
Cash dividends paid						(214.4)		(214.4)		(214.4)
Distributions to noncontrolling interests								—	(1.6)	(1.6)

Balance at December 31, 2010	243.0	$303.7	$2,907.0	(36.4)	$(1,166.2)	$670.2	$(490.4)	$2,224.3	$21.1	$2,245.4

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2010, 2009 and 2008 are included in the consolidated financial statements from the dates of acquisition (see Note 2).

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

Use of Estimates—The preparation of consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, employee benefits, self-insurance reserves, taxes, restructuring and other provisions and contingencies.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within shareholders’ equity while transaction gains and losses are recorded in net income (loss). As of December 31, 2009, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index exceeded 100%. As a result, as of January 1, 2010, Venezuela’s economy was considered highly inflationary and the financial statements of the Company’s Venezuelan entity were remeasured as if the functional currency were the U.S. Dollar. Consistent with historical practices and the Company’s future intent, the financial statements were remeasured based on the official rate. On January 8, 2010, the government of Venezuela changed its primary fixed exchange rate from 2.15 Bolivars per U.S. Dollar to 4.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 50%. This devaluation resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and a reduction in income attributable to noncontrolling interest of $3.6 million.

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis, generally as a result of impairment charges. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its foreign exchange forward contracts, interest rate swaps, pension plan assets and other postretirement plan assets on a recurring basis. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Revenue from services is recognized as services are performed. Within the Company’s financial print operations, which serve the global financial services end market, the Company produces highly customized materials such as regulatory S-filings, initial public offerings, XBRL and EDGAR-related services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed. Revenues related to the Company’s premedia operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer. With respect to the Company’s logistics operations, whose operations include the delivery of printed material and other products, the Company recognizes revenue upon completion of the delivery of services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Long-term restricted cash equivalents—As of December 31, 2009, $41.6 million of restricted cash equivalents was held in trust to cover the December 2010 payment related to the 2009 termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment. The long-term restricted cash equivalent was classified within other noncurrent assets in the Consolidated Balance Sheets.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2010, 2009 or 2008. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5 for details of activity affecting the allowance for doubtful accounts.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 66.9% and 70.4% of the inventories at December 31, 2010 and 2009, respectively, has been determined using the Last-In, First-Out (LIFO) method. The decrease in this percentage from 2009 is primarily related to inventory decreases in the U.S. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

Property, plant and equipment—Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 40 years for buildings, the lesser of 7 years or the lease term for leasehold improvements and from 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

Goodwill—Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. In performing this analysis, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations in the period identified. See Note 3 for further discussion.

Amortization—Certain costs to acquire and develop internal-use computer software are amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense related to internally-developed software was $15.3 million, $18.0 million and $23.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Deferred debt issue costs are amortized over the term of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

related debt. Identifiable intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Identifiable intangible assets with indefinite lives are not amortized.

Financial Instruments—The Company uses derivative financial instruments to hedge exposures to interest rate and foreign exchange fluctuations in the ordinary course of business.

All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded in comprehensive income (loss), net of applicable income taxes, or in the results of operations, depending on the purpose for which the derivative is held. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in results of operations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in results of operations. See Note 14 for further discussion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Comprehensive Income (Loss)—Comprehensive income (loss) for the Company consists of net earnings (loss), unrecognized actuarial gains and losses and prior service cost for pension and postretirement benefit plans, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders’ Equity.

Note 2. Acquisitions

2010 Acquisitions

On December 31, 2010, the Company acquired the assets of 8touches, an online provider of tools that allow real estate associates, brokers, Multiple Listing Service (MLS) associations and other marketers to create customized communications materials, located in Sealy, Texas. The purchase price for 8touches was $1.1 million. 8touches’ operations are included in the U.S. Print and Related Services segment.

On December 14, 2010, the Company acquired the assets of Nimblefish Technologies (“Nimblefish”), a provider of multi-channel marketing services to leading retail, technology, telecom, hospitality and other customers, headquarted in San Francisco, California. The purchase price for Nimblefish was $3.9 million, including debt assumed of $2.0 million. The Company subsequently repaid $1.9 million of the debt assumed in December 2010. Nimblefish’s operations are included in the U.S. Print and Related Services segment.

On November 24, 2010, the Company acquired Bowne & Co., Inc. (“Bowne”), a provider of shareholder and marketing communication services headquarted in New York, New York, with operations in North America, Latin America, Europe and Asia. The purchase price for Bowne was $465.2 million, including debt assumed of $26.2 million and net of cash acquired of $41.4 million. The Company subsequently repaid $25.4 million of the debt assumed in November 2010. Bowne’s operations are included in both the U.S. Print and Related Services and International segments.

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses are expected to improve the Company’s ability to serve customers and reduce management, real estate and manufacturing costs. For the year ended December 31, 2010, the Company’s Consolidated Financial Statements included $61.2 million of net sales and a net loss of $9.3 million related to these acquired businesses.

The Bowne, Nimblefish and 8touches acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, none of which is tax deductible. Based on the valuations, the final purchase price allocations for these 2010 acquisitions were as follows:

Accounts receivable	$129.0
Inventories	32.1
Prepaid expenses and other current assets	18.1
Property, plant and equipment and other long-term assets	127.3
Amortizable intangible assets	159.8
Goodwill	257.9
Accounts payable and accrued liabilities	(159.7)
Pension benefits and other long-term liabilities	(76.7)
Deferred taxes—net	(17.6)

Total purchase price—net of cash acquired	470.2
Less: debt assumed	28.2

Net cash paid	$442.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair values of property, plant and equipment, goodwill and intangible assets associated with the acquisitions of Bowne, Nimblefish and 8touches were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using dealer quotes and other indicators of current market place conditions. Customer relationships intangible asset values were estimated based on future cash flows and customer attrition rates discounted using an estimated weighted-average cost of capital. The tradename intangible asset value was estimated based on the relief of royalty method.

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

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the addition of these businesses is expected to improve the Company’s ability to serve customers, increase capacity utilization, and reduce management, procurement and manufacturing costs. For the year ended December 31, 2009, the Company’s Consolidated Financial Statements included $18.7 million of net sales and net earnings of $3.5 million related to these acquired businesses.

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

Pro forma results

The unaudited pro forma financial information for the years ended December 31, 2010 and 2009 presents the combined results of operations of the Company, Bowne, Nimblefish and 8touches as if the acquisitions had occurred at January 1, 2009.

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

	2010	2009
Net sales	$10,666.0	$10,557.0
Net earnings (loss) attributable to RR Donnelley common shareholders	221.2	(107.0)
Net earnings (loss) per share attributable to RR Donnelley common shareholders:
Basic	$1.07	$(0.52)

Diluted	$1.05	$(0.52)

The unaudited pro forma financial information for 2010 and 2009 includes $113.9 million and $115.9 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information also includes restructuring and impairment charges from continuing operations of $153.3 million and $420.6 million for 2010 and 2009, respectively. The 2010 pro forma financial information was adjusted to exclude $66.3 million of acquisition and restructuring charges incurred in 2010 and $2.2 million of nonrecurring expense related to the inventory fair value adjustment recorded as part of purchase accounting. The 2009 pro forma financial information was adjusted to include the $66.3 million of acquisition and restructuring charges, as well as $5.7 million of expense related to the inventory fair value adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 3. Restructuring and Impairment

The Company recorded restructuring and impairment charges of $157.9 million, $382.7 million and $1,184.7 million in the years ended December 31, 2010, 2009 and 2008, respectively. The charges in 2010 included $87.9 million for the impairment of goodwill and acquired customer relationship intangible assets. Additionally in 2010, the Company recorded restructuring charges of $35.9 million for employee termination costs, $29.5 million for other restructuring charges, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment and the remaining amount related to lease termination and other facility closure costs, and $4.6 million of impairment charges for other long-lived assets. The charges in 2009 included $128.5 million for the impairment of goodwill, as well as charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. Additionally in 2009, the Company recorded restructuring charges of $78.8 million for employee termination costs, other restructuring charges, including lease termination and other facility closure costs, of $32.1 million and $24.7 million of impairment charges for other long-lived assets. The charges in 2008 included $1,125.4 million for the impairment of goodwill and intangible assets, as well as $44.1 million for employee termination costs. Additionally, in 2008, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $10.6 million, as well as $4.6 million of impairment charges for other long-lived assets.

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Restructuring and Impairment Costs Charged to Results of Operations

2010	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$5.9	$24.0	$29.9	$64.1	$94.0
International	17.9	4.5	22.4	28.2	50.6
Corporate	12.1	1.0	13.1	0.2	13.3

	$35.9	$29.5	$65.4	$92.5	$157.9

In the fourth quarter of 2010, as a result of the Company’s annual impairment test, the Company recorded a non-cash charge of $61.0 million to reflect the impairment of goodwill, which is reflected in the U.S. Print and Related Services segment. The goodwill impairment charge of $61.0 million resulted from reductions in the estimated fair value of the forms and labels reporting unit, based on lower expectations for future revenue and cash flows due to the continued impacts of electronic substitution on forms demand and increasing price pressure. In addition, the lower fair value reflects higher estimated spending on information technology and capital equipment, in part to better position this reporting unit for increased growth in labels volume as forms’ demand continues to decline. Because the fair value of this reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of this reporting unit. The goodwill impairment was determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data, as well as management’s assumptions in valuing the significant tangible and intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Additionally, during the third quarter of 2010, the Company recorded a non-cash charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of the acquired customer relationship intangible assets primarily resulted from the termination of a customer contract and was determined using Level 3 inputs and estimated based on cash flow analysis and management’s assumptions related to future revenues and profitability of certain customers. After recording the impairment charge, remaining customer relationship intangible assets in the Global Turnkey Solutions reporting unit were $43.0 million as of December 31, 2010.

For the year ended December 31, 2010, the Company recorded net restructuring charges of $35.9 million for employee termination costs for 1,458 employees, of whom 1,354 were terminated as of December 31, 2010, associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the Financial Print reporting unit within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of one Latin America manufacturing facility, one business process outsourcing manufacturing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Further, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges of $29.5 million for the year ended December 31, 2010, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment. The remaining charges included lease termination and other facility closure costs partially offset by gains on the sales of two previously closed facilities within both the International and U.S. Print and Related Services segment. Finally, for the year ended December 31, 2010, the Company recorded $4.6 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions.

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

For the year ended December 31, 2009, the Company also recorded net restructuring and impairment charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. In addition, for the year ended December 31, 2009, the Company recorded net restructuring charges of $78.8 million for employee termination costs for 4,043 employees, all of whom were terminated as of December 31, 2010, associated with actions resulting from the reorganization of certain operations. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of two Global Turnkey Solutions manufacturing facilities, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $32.1 million for the year ended December 31, 2009. Finally, for the year ended December 31, 2009, the Company recorded $24.7 million of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, internal expertise related to the equipment and current marketplace conditions.

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

For the year ended December 31, 2008, the Company also recorded net restructuring charges of $44.1 million, for employee termination costs for 2,245 employees, all of whom were terminated as of December 31, 2010, associated with actions resulting from the reorganization of certain operations and the exiting of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

business activities. These actions included the realignment and consolidation of the Canadian organization, management reorganization within Latin America, the closing of two Global Turnkey Solutions manufacturing facilities within the International segment and the realignment and consolidation of financial print organizations in the U.S. Print and Related Services and International segments. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $10.6 million for the year ended December 31, 2008. Finally, for the year ended December 31, 2008, the Company recorded $4.6 million of impairment charges for other long-lived assets.

Restructuring Costs Capitalized as a Cost of Acquisition

During 2008, the Company recorded $2.1 million of restructuring costs related to employee terminations and other costs in connection with the acquisition of Pro Line.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the year ended December 31, 2010 is as follows:

	December 31, 2009	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	December 31, 2010
Employee terminations	$20.4	$35.9	$—	$(45.1)	$11.2
Other	120.5	29.5	5.8	(113.0)	42.8

Total	$140.9	$65.4	$5.8	$(158.1)	$54.0

The current portion of restructuring reserves of $28.4 million was included in accrued liabilities at December 31, 2010, while the long-term portion of $25.6 million, primarily related to multi-employer pension plan partial withdrawal charges and lease termination costs, was included in other noncurrent liabilities at December 31, 2010.

The Company anticipates payments associated with employee terminations will be substantially completed by the end of 2011.

As of December 31, 2010, the restructuring liabilities classified as “other” consist of multi-employer pension plan partial withdrawal charges, lease termination costs and other facility closing costs. In 2010, the Company paid $57.5 million and $38.3 million in January and December, respectively, related to the termination of the significant long-term customer contract referred to above. Payments on certain lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

Activity impacting the Company’s restructuring reserve for the year ended December 31, 2009 was as follows:

	December 31, 2008	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	December 31, 2009
Employee terminations	$23.5	$79.4	$0.5	$(83.0)	$20.4
Other	11.1	149.3	3.5	(43.4)	120.5

Total	$34.6	$228.7	$4.0	$(126.4)	$140.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The current portion of restructuring reserves of $92.2 million was included in accrued liabilities at December 31, 2009, while the long-term portion of $48.7 million, primarily related to the termination of the significant long-term customer contract in 2009 and lease termination costs, was included in other noncurrent liabilities at December 31, 2009.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2010 and 2009 were as follows:

	U.S. Print and Related Services	International	Total
Net book value at January 1, 2009
Goodwill(1)	$2,977.8	$1,101.4	$4,079.2
Accumulated impairment losses(1)	(784.4)	(868.9)	(1,653.3)

Total	2,193.4	232.5	2,425.9

Acquisitions	—	6.5	6.5
Foreign exchange and other adjustments	(0.2)	29.6	29.4
Impairment charge	(93.8)	(34.7)	(128.5)

Net book value at December 31, 2009
Goodwill(1)	2,977.6	1,216.2	4,193.8
Accumulated impairment losses(1)	(878.2)	(982.3)	(1,860.5)

Total	2,099.4	233.9	2,333.3

Acquisitions	165.9	92.0	257.9
Foreign exchange and other adjustments	(1.8)	(1.6)	(3.4)
Impairment charges	(61.0)	—	(61.0)

Net book value at December 31, 2010
Goodwill(1)	3,141.7	1,298.5	4,440.2
Accumulated impairment losses(1)	(939.2)	(974.2)	(1,913.4)

Total	$2,202.5	$324.3	$2,526.8

(1)	Includes foreign exchange. Certain prior year amounts have been reclassified to reflect the Company’s current presentation of goodwill.

In the fourth quarters of 2010 and 2009, the Company recorded non-cash charges of $61.0 million and $128.5 million, respectively, to reflect impairment of goodwill. See Note 3 for further discussion regarding these impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The components of other intangible assets at December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$25.7	$(23.0)	$2.7	$25.6	$(22.3)	$3.3
Patents	98.3	(83.6)	14.7	98.3	(71.4)	26.9
Customer relationship intangibles	1,244.3	(519.8)	724.5	1,125.0	(440.1)	684.9
Trade names	22.7	(7.7)	15.0	21.4	(7.2)	14.2

Total amortizable purchased intangible assets	1,391.0	(634.1)	756.9	1,270.3	(541.0)	729.3
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,409.1	$(634.1)	$775.0	$1,288.4	$(541.0)	$747.4

In the third quarter of 2010, the Company recorded a non-cash charge of $26.9 million to reflect impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit. See note 3 for further discussion regarding this impairment charge.

During the years ended December 31, 2010 and 2009, the Company recorded additions to intangible assets of $159.8 million and $11.6 million, respectively. The components of other intangible assets acquired during 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$—	—	$3.6	5.5
Customer relationship intangibles	158.3	10.0	8.0	8.0
Trade names	1.5	1.5	—	—

Total additions	$159.8		$11.6

Amortization expense for other intangibles was $99.3 million, $99.1 million and $123.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2010:

Amount
2011	$112.5
2012	99.3
2013	96.6
2014	94.2
2015	87.0
2016 and thereafter	267.3

Total	$756.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Balance, beginning of year	$70.3	$80.5	$63.6
Provisions charged to expense	22.8	19.7	52.1
Write-offs and other	(22.1)	(29.9)	(35.2)

Balance, end of year	$71.0	$70.3	$80.5

Note 6. Inventories

The components of the Company’s inventories at December 31, 2010 and 2009 were as follows:

	2010	2009
Raw materials and manufacturing supplies	$259.6	$229.9
Work in process	184.3	190.1
Finished goods	204.7	219.6
LIFO reserve	(88.0)	(77.8)

Total	$560.6	$561.8

The Company recognized LIFO expense of $10.2 million in 2010, a LIFO benefit of $17.6 million in 2009 and LIFO expense of $30.6 million in 2008.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2010 and 2009 were as follows:

	2010	2009
Land	$111.4	$89.6
Buildings	1,197.9	1,140.0
Machinery and equipment	6,098.8	6,001.7

	7,408.1	7,231.3
Less: Accumulated depreciation	(5,269.4)	(4,959.9)

Total	$2,138.7	$2,271.4

During the years ended December 31, 2010, 2009 and 2008, depreciation expense was $424.6 million, $461.6 million and $493.8 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.5 million and $8.7 million at December 31, 2010 and 2009, respectively. These assets were included in other current assets in the Consolidated Balance Sheets at December 31, 2010 and 2009 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 8. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement plan assets, foreign exchange forward contracts and interest rate swaps and related debt. See Note 11 for the fair value of the Company’s pension and other postretirement plan assets as of December 31, 2010 and Note 14 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps and related debt as of December 31, 2010 and 2009.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition and still held at December 31, 2010 are summarized below:

	Impairment charge	Fair value measurement (Level 3)	December 31, 2010 net book value
Long-lived assets held and used(1)	$2.2	$3.0	$2.7
Long-lived assets held for sale(2)	2.2	3.6	3.5
Goodwill(3)	61.0	102.7	102.7
Other intangible assets(4)	26.9	—	—

Total	$92.3	$109.3	$108.9

(1)	Long-lived assets held and used with a carrying amount of $5.2 million were written down to their fair value of $3.0 million, resulting in an impairment charge of $2.2 million for the year. The fair values of machinery and equipment and leasehold improvements, used for measuring impairment, were determined using Level 3 inputs and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to equipment and current marketplace conditions.
(2)	Long-lived assets held for sale with a carrying amount of $5.7 million were written down to their fair value of $3.6 million, less costs to sell of $0.1 million, resulting in an impairment charge of $2.2 million and a net book value of $3.5 million. The fair values of the land, buildings and machinery and equipment classified as held for sale were determined using Level 3 inputs and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers and internal expertise related to the current marketplace conditions.
(3)	Goodwill for the forms and labels reporting unit with a carrying amount of $163.7 million was written down to its implied fair value of $102.7 million, resulting in an impairment charge of $61.0 million for the year. The determination of the goodwill impairment was based on Level 3 inputs, which included discounted cash flow analyses, comparable marketplace fair value data, as well as management’s assumptions in valuing significant tangible and intangible assets. See Note 3 for further discussion on the factors leading to the recognition of the impairment.
(4)	Acquired customer relationship intangible assets for the Global Turnkey Solutions reporting unit with a carrying amount of $26.9 million were written down to their implied fair value of zero, resulting in an impairment charge of $26.9 million for the year. The determination of the impairment was based on Level 3 inputs, which included cash flow analysis and management’s assumptions related to the future revenues and profitability of certain customers. After recording the impairment charge, remaining customer relationship intangible assets in the Global Turnkey Solutions reporting unit were $43.0 million as of December 31, 2010. See Note 3 for further discussion regarding the impairment charge.

See Note 13 for the fair value of the Company’s debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Employee-related liabilities	$387.3	$202.7
Restructuring liabilities	28.4	92.2
Deferred revenue	129.9	151.4
Other	356.6	367.1

Total accrued liabilities	$902.2	$813.4

Employee-related liabilities consist primarily of payroll, incentive compensation, sales commission and employee benefit accruals. Incentive compensation accruals include amounts earned in 2010 pursuant to the Company’s primary employee incentive compensation plans as well as one quarter of amounts earned in 2009. Payments under the 2009 plans were generally deferred and will be made in four equal installments in the first quarter of 2010 through 2013. Other accrued liabilities include income and other tax liabilities, interest expense accruals and miscellaneous operating accruals. The decrease in restructuring liabilities is related to the termination of the long-term customer contract. The Company paid $57.5 million and $38.3 million of this liability in January and December 2010, respectively.

Note 10. Commitments and Contingencies

As of December 31, 2010, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $159.0 million. Of this total, approximately $34.6 million has been committed. In addition, as of December 31, 2010, the Company has a commitment of $11.6 million for severance payments related to employee restructuring activities. The Company also has contractual commitments of approximately $176.6 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. In addition, the Company has natural gas purchase commitments that are at fixed prices. As of December 31, 2010, the Company was committed to purchase $8.7 million of natural gas under these contracts.

Future minimum rental commitments under non-cancelable operating leases are as follows:

Year Ended December 31	Amount
2011	$160.8
2012	123.2
2013	96.4
2014	75.2
2015 and thereafter	270.3

$725.9

The Company has non-cancelable operating lease commitments totaling $725.9 million extending through various periods to 2052. Rent expense was $212.5 million, $215.0 million and $219.8 million in the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $16.4 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in fourteen federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

In addition to pension benefits, retired employees are entitled to certain healthcare and life insurance benefits provided they have met certain eligibility requirements. Most of the Company’s regular full-time U.S. employees become eligible for these benefits if they meet all of the following requirements at the time of termination: (a) have attained at least 55 or more points (full years of service and age combined), (b) are at least fifty years of age, (c) have at least two years of continuous, regular, full-time, benefits-eligible service and (d) have completed at least two or more years of continuous service with a participating employer, which ends on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

their termination date. Additional requirements need to be met in order to receive subsidized coverage. The Plan expenses are paid through a tax-exempt trust. Some of the assets of the trust are invested in trust-owned life insurance policies covering certain employees of the Company. The underlying assets of the policies are invested primarily in marketable equity, corporate fixed income and government securities.

As noted above, the Company also maintains several pension and postretirement benefit plans in international locations. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates, and plan participant profiles.

The pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses are amortized using the corridor method over the average remaining service life of active plan participants.

The components of the net periodic benefit expense (income) and total expense (income) are as follows:

	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Service cost	$80.4	$70.1	$86.3	$12.2	$10.3	$12.4
Interest cost	184.0	177.6	168.8	28.4	31.0	30.3
Expected return on plan assets	(258.7)	(256.2)	(267.3)	(15.5)	(15.5)	(16.3)
Amortization of prior service credit	(1.9)	(5.3)	(5.2)	(10.8)	(14.6)	(14.6)
Amortization of actuarial loss	29.7	8.9	0.6	1.3	(2.6)	0.1

Net periodic benefit expense (income)	33.5	(4.9)	(16.8)	15.6	8.6	11.9
Curtailments	(0.4)	—	(0.1)	—	—	—

Total expense (income)	$33.1	$(4.9)	$(16.9)	$15.6	$8.6	$11.9

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	6.0%	6.8%	6.4%	5.7%	6.9%	6.3%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected return on plan assets	8.3%	8.3%	8.3%	7.6%	8.0%	8.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Benefit obligation at beginning of year	$3,168.1	$2,672.8	$513.7	$466.9
Service cost	80.4	70.1	12.2	10.3
Interest cost	184.0	177.6	28.4	31.0
Plan participants’ contributions	1.2	1.3	16.8	19.5
Medicare reimbursements	—	—	3.3	3.0
Acquisitions and other	167.2	—	1.2	—
Actuarial loss (gain)	133.8	348.9	(39.8)	24.8
Plan amendments	3.3	—	—	—
Curtailments and settlements	(0.4)	—	—	—
Foreign currency translation	4.3	39.8	1.8	3.9
Benefits paid	(158.8)	(142.4)	(47.3)	(45.7)

Benefit obligation at end of year	$3,583.1	$3,168.1	$490.3	$513.7

Fair value of plan assets at beginning of year	$2,654.4	$2,191.4	$182.6	$160.2
Actual return on assets	394.5	548.6	26.5	20.7
Acquisitions and other	98.0	(0.3)	—	—
Employer contributions	38.8	22.2	13.3	24.9
Plan participants’ contributions	1.2	1.3	16.8	22.5
Foreign currency translation	1.5	33.6	—	—
Benefits paid	(158.8)	(142.4)	(47.3)	(45.7)

Fair value of plan assets at end of year	$3,029.6	$2,654.4	$191.9	$182.6

Funded status at end of year	$(553.5)	$(513.7)	$(298.4)	$(331.1)

The accumulated benefit obligation for all defined benefit pension plans was $3,512.9 million and $3,091.3 million at December 31, 2010 and December 31, 2009, respectively.

Amounts recognized on the Consolidated Balance Sheets as of December 31, 2010 and 2009 are reflected in the following table.

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Prepaid pension cost (included in other noncurrent assets)	$4.4	$1.8	$—	$—
Accrued benefit cost (included in accrued liabilities)	(24.9)	(5.7)	(11.0)	(6.6)
Pension liability	(533.0)	(509.8)	—	—
Postretirement benefits	—	—	(287.4)	(324.5)

Net liability recognized in the consolidated balance sheets	$(553.5)	$(513.7)	$(298.4)	$(331.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The amounts in accumulated other comprehensive (income) loss on the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2010 and 2009 are as follows:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Accumulated other comprehensive (income) loss
Net actuarial loss	$1,069.4	$1,102.8	$(6.0)	$46.8
Net transition obligation	0.3	0.3	—	—
Net prior service credit	(43.1)	(48.3)	(27.9)	(38.6)

Total	$1,026.6	$1,054.8	$(33.9)	$8.2

The amounts recognized in other comprehensive income (loss) in 2010 as components of net periodic benefit costs are as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$(29.7)	$(1.3)
Net prior service credit	1.9	10.8
Amounts arising during the period:
Net actuarial loss	(3.7)	(51.5)
Prior service credit	3.3	—
Foreign currency loss	—	(0.1)

Total	$(28.2)	$(42.1)

Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs over the next year are shown below:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$53.9	$0.2
Net prior service credit	(5.2)	(5.3)

Total	$48.7	$(5.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides the weighted average assumptions used to determine the benefit obligation at the measurement date:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.5%	6.0%	5.2%	5.7%
Rate of compensation increase	4.0%	4.0%	3.5%	4.0%
Health care cost trend:
Current
Pre-Age 65	—	—	7.8%	7.0%
Post-Age 65	—	—	7.8%	7.0%
Ultimate	—	—	6.0%	6.0%

Summary of under-funded or unfunded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2010 and 2009:

	Pension Benefits
	2010	2009
Projected benefit obligation	$3,561.9	$3,161.9
Fair value of plan assets	3,004.0	2,645.0

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2010	2009
Accumulated benefit obligation	$3,490.2	$3,084.6
Fair value of plan assets	3,001.8	2,643.6

The current health care cost trend rate gradually declines through 2019 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Total postretirement service and interest cost components	$0.7	$(0.6)
Postretirement benefit obligation	7.5	(6.4)

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Company expects to make cash contributions of approximately $45.8 million to its pension plans and approximately $15.2 million to its postretirement plans in 2011, and additional non-required contributions could be made. While the Company cannot currently estimate the amount of pension plan contributions that will be required in 2012 and future years, larger contributions to the pension plans are expected to be required.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. During the years ended December 31, 2010 and 2009, the Company received approximately $3.3 million and $3.0 million, respectively, in Medicare reimbursements. Cash flow from the subsidy is expected to be approximately $1.3 million in 2011.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Medicare Subsidy Reimbursements
2011	$192.2	$32.0	$1.3
2012	180.0	31.8	1.3
2013	184.9	32.3	1.3
2014	190.0	32.7	1.3
2015	196.6	33.0	1.3
2016-2020	1,139.1	169.6	5.3

Employee 401(k) Savings Plans—The Company maintains savings plans that are qualified under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for these plans. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has historically matched a percentage of a participating employee’s before-tax contributions. The Company suspended its 401(k) match for 2009 and 2010. The total expense attributable to the match was $20.6 million in 2008.

Multi-Employer Pension Plans—The Company participates in a total of 6 multi-employer pension plans that enroll employees across several facilities within the U.S. Print and Related Services segment. The Company is required to make annual contributions to these plans as determined by the terms and conditions of each plan. For the years ended December 31, 2010, 2009 and 2008, the Company made plan contributions of $1.7 million, $1.9 million and $2.3 million, respectively, to these multi-employer pension plans. Future plan contributions cannot be determined, but could significantly increase due to other employers’ withdrawal or the underfunded status of the plans.

In addition, the Company is exposed to significant risks and uncertainties arising from its participation in these plans. These risks and uncertainties include potential changes in the estimated amounts of charges due to partial withdrawal from two plans related to closure of certain operating locations. The Company recorded charges for these partial withdrawal liabilities of $13.6 million for the year ended December 31, 2010. These charges were recorded in other restructuring reserves and represent the Company’s best estimate of the expected settlement of these partial withdrawal liabilities. There were no charges due to partial withdrawal liabilities for the years ended December 31, 2009 and 2008. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

Plan Assets

The Company employs a total return investment approach for its pension and postretirement benefit plans, whereby a mix of equities, fixed income and alternative investments is used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity, fixed income and alternative investments. Furthermore, equity investments are diversified across geography, market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

capitalization and investment style through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Fixed income investments include holdings of corporate bonds, government bonds and asset-backed securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 75% for equity and other securities and approximately 25% for fixed income.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2010 and 2009:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets were classified as Level 1.

Equity—The values of individual equity securities were based on quoted prices in active markets. As such, these assets are classified as Level 1. Additionally, the Company invests in certain equity funds that are valued at calculated net asset value per share (“NAV”), but are not quoted on active markets. As such, these assets were classified as Level 2. Additionally, includes underlying securities in trust owned life insurance policies which are invested in certain equity securities. These investments are not quoted on active markets, therefore, they are classified as Level 2.

Fixed income—Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. Inputs to the valuation models include utilizing dealer quotes, analyzing market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2. The Company also invests in certain fixed income funds that were priced on active markets and were classified as Level 1. Additionally, includes underlying securities in trust owned life insurance policies which are invested in certain fixed income securities. These investments are not quoted on active markets, therefore, they are classified as Level 2.

Derivatives and other—This category includes assets and liabilities that are futures or swaps traded on a primary exchange and are priced by multiple providers. Accordingly, the Company classified these assets and liabilities as Level 1. This category also includes various other assets in which carrying value approximates fair value.

Real estate—The fair market value of real estate investment trusts is based on observable inputs for similar assets in active markets, for instance, appraisals and market comparables. Accordingly, the real estate investments were categorized as Level 2. The Company also invests in certain exchange-traded real estate investment trust funds that were classified as Level 1.

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

The fair values of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

	December 31, 2010				December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$13.4	$13.4	$—	$—	$37.3	$37.3	$—	$—
Equity(1)	2,065.0	1,683.3	381.7	—	1,765.0	1,422.3	342.7	—
Fixed income(1)	841.6	213.7	627.9	—	779.9	211.2	568.7	—
Derivatives and other	5.3	2.1	3.2	—	2.9	0.7	2.2	—
Real estate	88.8	6.9	81.9	—	62.4	5.9	56.5	—
Private equity	15.5	—	—	15.5	6.9	—	—	6.9

Total	$3,029.6	$1,919.4	$1,094.7	$15.5	$2,654.4	$1,677.4	$970.1	$6.9

(1)	Certain prior year amounts have been reclassified to reflect the Company’s current presentation of the fair values of pension plan assets.

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2010, by asset category are as follows:

	December 31, 2010				December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.1	$4.1	$—	$—	$0.9	$0.9	$—	$—
Equity(1)	149.4	12.4	137.0	—	134.5	10.6	123.9	—
Fixed income(1)	38.2	—	38.2	—	47.2	8.2	39.0	—
Derivatives and other	0.2	0.2	—	—	—	—	—	—

Total	$191.9	$16.7	$175.2	$—	$182.6	$19.7	$162.9	$—

(1)	Certain prior year amounts have been reclassified to reflect the Company’s current presentation of the fair values of other postretirement benefit plan assets.

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets:

Private Equity
Balance at January 1, 2009	$2.5
Unrealized losses—net	(1.0)
Purchases, sales and settlements	5.4

Balance at December 31, 2009	$6.9

Unrealized losses—net	(0.3)
Purchases, sales and settlements	8.9

Balance at December 31, 2010	$15.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
U.S.	$171.0	$123.9	$200.5
Foreign	152.0	(30.8)	(469.8)

Total	$323.0	$93.1	$(269.3)

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Federal:
Current	$100.1	$95.0	$(49.0)
Deferred	(1.7)	(35.5)	2.4
State:
Current	(1.2)	21.1	16.2
Deferred	(10.3)	(2.5)	(3.6)
Foreign:
Current	41.6	52.5	52.6
Deferred	(22.6)	(16.1)	(102.5)

Total	$105.9	$114.5	$(83.9)

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective tax rate:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
International reorganization	—	16.9	89.4
Restructuring and impairment charges	8.3	91.6	(113.7)
Foreign tax rate differential	(4.8)	(51.7)	7.0
State and local income taxes, net of U.S. federal income tax benefit	(0.2)	10.2	(8.3)
Adjustment of uncertain tax positions	(3.1)	6.5	6.9
Adjustment of interest on uncertain tax positions	0.6	(4.7)	3.6
Change in valuation allowances	(4.4)	27.6	5.4
Domestic manufacturing deduction	(2.6)	(7.1)	—
Acquisition-related expenses	1.2	—	—
Enactment of health care reform act	1.0	—	—
Other	1.8	(1.3)	5.9

Effective income tax rate	32.8%	123.0%	31.2%

Included in 2010 is a benefit of $19.3 million reflecting the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit.

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

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Pensions and postretirement	$311.8	$321.7
Accrued liabilities	174.2	193.5
Net operating loss and other tax carryforwards	306.2	306.8
Other	101.5	90.0

Total deferred tax assets	893.7	912.0
Valuation allowance	(259.5)	(277.5)

Net deferred tax assets	$634.2	$634.5

Deferred tax liabilities:
Intangible assets	$335.3	$328.8
Accelerated depreciation	275.0	295.6
Investments	5.7	8.7
Other	69.2	46.2

Total deferred tax liabilities	685.2	679.3

Net deferred tax liabilities	$51.0	$44.8

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowance on deferred tax assets during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Balance, beginning of year	$277.5	$224.7	$260.0
Current year expense (benefit)	(9.6)	69.0	0.8
Write-offs	(9.4)	(29.8)	—
Foreign exchange and other	1.0	13.6	(36.1)

Balance, end of year	$259.5	$277.5	$224.7

As of December 31, 2010, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $26.1 million and $280.1 million, respectively ($17.2 million and $289.6 million, respectively, at December 31, 2009), of which $173.3 million expire between 2011 and 2020. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. During 2010, the valuation allowance decreased $18.0 million, primarily due to a $19.3 million release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries, for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $4.1 million as of December 31, 2010, related to certain foreign earnings which are not considered to be permanently reinvested.

Cash payments for income taxes were $181.1 million, $198.9 million and $241.6 million in 2010, 2009 and 2008, respectively. Cash refunds for income taxes were $52.0 million, $164.1 million and $9.2 million in 2010, 2009 and 2008, respectively.

The Company’s income taxes payable for federal and state purposes has been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the tax effect of the difference between the fair market value of the stock issued at the time of exercise and the option price. These benefits were credited directly to RR Donnelley shareholders’ equity and amounted to $1.1 million in 2010 and $0.4 million in 2008. There were no types of these benefits in 2009.

For the year ended December 31, 2010, the changes in other comprehensive income were net of tax provisions of $0.3 million related to the change in the fair value of derivatives and $26.6 million related to the change in funded status for pension and postretirement plans and the adjustment for net periodic pension and postretirement benefit costs. For the year ended December 31, 2009, the changes in other comprehensive income were net of tax benefits of $36.2 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost and net of tax provisions of $1.5 million related to changes in the fair value of derivatives. For the year ended December 31, 2008, the changes in other comprehensive income were net of tax benefits of $493.1 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost, as well as net of tax provisions of $13.0 million related to unrealized foreign currency gains and $1.3 million related to changes in the fair value of derivatives.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Balance at beginning of year	$176.4	$162.9	$212.2
Additions for tax positions of the current year	10.2	19.2	19.3
Additions for tax positions of prior years	9.5	2.4	14.1
Reductions for tax positions of prior years	(18.1)	(3.5)	(48.1)
Settlements during the year	(9.6)	(1.5)	(17.2)
Lapses of applicable statutes of limitations	(13.6)	(7.3)	(12.5)
Foreign exchange and other	2.3	4.2	(4.9)

Balance at end of year	$157.1	$176.4	$162.9

As of December 31, 2010, 2009 and 2008, the Company had $157.1 million, $176.4 million and $162.9 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $111.3 million as of December 31, 2010, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items. The Company recognized $9.3 million and $0.3 million of previously unrecognized federal and state tax benefits, respectively, due to settlements during the year. The Company recognized $4.7 million and $8.9 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

respectively of previously unrecognized state and international tax benefits, due to the expiration of statutes of limitations and resolution of audits during the year. As a result, the Company recorded $13.6 million as a decrease in income tax expense for the year ended December 31, 2010.

As of December 31, 2010, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within 12 months by as much as $77.6 million due to resolution of audits or expirations of statutes of limitations related to U.S. federal and state tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to remaining tax uncertainties recognized in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $6.2 million and $8.9 million, respectively. Penalties in the amount of $0.9 million, $0.7 million and $1.0 million, respectively, were recognized for the years ended December 31, 2010, 2009 and 2008. Accrued interest of $52.5 million and $52.1 million related to income tax uncertainties were reported as a component of other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively. Accrued penalties of $6.7 million and $5.8 million related to income tax uncertainties were reported in other noncurrent liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

The Company has tax years from 2000 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country, such as exemption from taxation on profits derived from export related activities. The Company’s tax holiday agreements expire in 2011. The aggregate effect on income tax expense in 2010, 2009 and 2008, as a result of these agreements, was approximately $8.1 million, $10.6 million and $15.3 million, respectively.

Note 13. Debt

The Company’s debt at December 31, 2010 and 2009 consists of the following:

	2010	2009
Credit facility borrowings	$120.0	$—
4.95% senior notes due May 15, 2010	—	325.7
5.625% senior notes due January 15, 2012	158.6	158.5
4.95% senior notes due April 1, 2014	599.2	599.0
5.50% senior notes due May 15, 2015	499.6	499.6
8.60% senior notes due August 15, 2016	346.0	345.3
6.125% senior notes due January 15, 2017	622.0	621.5
11.25% senior notes due February 1, 2019	400.0	400.0
7.625% senior notes due June 15, 2020	400.0	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	68.9	68.9
Other, including capital leases	35.5	23.7

Total debt	3,530.0	3,322.4
Less: current portion	(131.4)	(339.9)

Long-term debt	$3,398.6	$2,982.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair values of the senior notes and debentures, which were based upon interest rates available to the Company for borrowings with similar teams and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $259.3 million and $177.9 million at December 31, 2010 and 2009, respectively.

On December 17, 2010, the Company entered into a $1.75 billion unsecured and committed revolving credit agreement (the “Credit Agreement”) which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending financial institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing that will be calculated according to a base Eurocurrency rate plus an applicable margin. The Company will pay annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement replaced the Company’s previous $2.0 billion unsecured and committed revolving credit facility (the “previous Facility”). All amounts outstanding under the previous Facility were repaid with borrowings under the Credit Agreement. The Credit Agreement will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and maximum leverage ratio.

On June 21, 2010, the Company issued $400.0 million of 7.625% senior notes due June 15, 2020. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2010. The net proceeds from the offering were used to repay borrowings under the previous Facility and for general corporate purposes.

On August 26, 2009, the Company issued $350.0 million of 8.60% senior notes due August 15, 2016. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2010. The net proceeds from the offering, along with borrowings under the previous Facility and cash on hand, were used to repurchase $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010. These repurchases resulted in a pre-tax loss on debt extinguishment of $10.3 million, which is reflected in investment and other expense on the Consolidated Statements of Operations for the year ended December 31, 2009.

On January 14, 2009, the Company issued $400.0 million of 11.25% senior notes due February 1, 2019. Interest on the notes is payable semi-annually on February 1 and August 1 of each year, commencing on August 1, 2009. The net proceeds from the offering were used to pay down short-term debt. If the Company experiences certain downgrades in its credit ratings, these notes would be subject to a coupon step-up resulting in higher interest payments.

As of December 31, 2010, the Company had $120.0 million of borrowings outstanding under the Credit Agreement. The proceeds from these borrowings were used to repay borrowings under the previous Facility. The borrowings under the previous Facility, along with cash on hand, were used to fund the acquisition of Bowne. The weighted average interest rate on borrowings during the year ended December 31, 2010 was 1.27% per annum.

Additionally, the Company had $107.4 million in credit facilities (the “Foreign Facilities”) at its foreign locations, most of which are uncommitted. As of December 31, 2010 and 2009, total borrowings under the Credit Agreement, the previous Facility and the Foreign Facilities (the “Combined Facilities”) were $129.1 million and $12.7 million, respectively. As of December 31, 2010, the Company had $57.0 million in outstanding letters of credit. At December 31, 2010, approximately $1.7 billion was available under the Company’s Combined Facilities, of which the Company may borrow approximately $1.4 billion, as borrowings above $1.4 billion would cause the Company to violate certain debt covenants in the Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Company was in compliance with its debt covenants as of December 31, 2010, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2011 and the foreseeable future.

At December, 31, 2010, the future maturities of debt, including capitalized leases, consisted of the following:

Amount
2011	$131.4
2012	160.3
2013	0.9
2014	600.9
2015	504.0
2016 and thereafter	2,125.6

Total	$3,523.1

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2010	2009	2008
Interest incurred	$233.3	$246.6	$240.6
Less: interest income	(9.1)	(9.9)	(11.7)
Less: interest capitalized as property, plant and equipment	(1.6)	(2.1)	(2.5)

Interest expense, net	$222.6	$234.6	$226.4

Interest paid was $235.2 million, $226.5 million and $223.8 million in 2010, 2009 and 2008, respectively.

Note 14. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities on the Consolidated Balance Sheets at their respective fair values with unrealized gains and losses recorded in other comprehensive income (loss), net of applicable income taxes, or in the Consolidated Statements of Operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the Consolidated Statements of Operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the Consolidated Statements of Operations.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange forward contracts and cross-currency swaps to hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts and cross-currency swaps are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at December 31, 2010 and 2009 was $100.9 million and $437.0 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements effectively changed the interest rate on $600 million of its fixed-rate senior notes to floating rate LIBOR plus a basis point spread. These interest rate swaps, with a notional value of $600 million, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 14, 2014, which are attributable to changes in the benchmark interest rate. The Company evaluates the credit value adjustments of the interest rate swap agreements, which take into account the possibility of counterparty and the Company’s own default, on at least a quarterly basis. The Company’s agreements with each of its counterparties contain a provision where the Company could be declared in default on its derivative obligations if it either defaults or, in certain cases, is capable of being declared in default of any of its indebtedness greater than specified thresholds. These agreements also contain a provision where the Company could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker. The fair values of the interest rate swaps were determined to be Level 2 under the fair value hierarchy and are valued using market interest rates.

At December 31, 2010 and 2009, the total fair value of the Company’s foreign exchange forward contracts and fair value hedges and the accounts in the Consolidated Balance Sheets in which the fair value amounts are included are shown below:

	2010	2009
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.5	$1.3
Accrued liabilities	0.3	6.8
Derivatives designated as fair value hedges
Other noncurrent assets	$16.8	$—

The pre-tax gains (losses) related to derivatives not designated as hedges recognized in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Consolidated Statements of Operations	2010	2009	2008
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(2.5)	$(13.7)	$—

Total loss recognized in the consolidated statements of operations		$(2.5)	$(13.7)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

For derivatives designated as fair value hedges, the pre-tax gains (losses) related to the hedged items, attributable to changes in the hedged benchmark interest rate, and the offsetting gain or loss on the related interest rate swaps for the years ended December 31, 2010, 2009 and 2008 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Consolidated Statements of Operations	2010	2009	2008
Fair Value Hedges
Interest rate swaps	Investment and other expense	$16.8	$—	$—
Hedged items	Investment and other expense	(14.7)	—	—

Total gain recognized as ineffectiveness in the consolidated statements of operations	Investment and other expense	$2.1	$—	$—

The Company also recognized a net reduction to interest expense of $6.8 million for the year ended December 31, 2010 related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

The pre-tax gains (losses) related to derivatives designated as cash flow hedges for the years ended December 31, 2010 and 2009 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.6)	$(1.1)	Interest expense—net	$—	$—
Interest rate lock	—	—	Investment and other expense	—	—	Investment and other expense	—	(2.7)

Total gain (loss)	$—	$—		$(0.6)	$(1.1)		$—	$(2.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The pre-tax gains (losses) related to derivatives designated as cash flow and net investments hedges for the year ended December 31, 2008 are shown in the table below:

	Gain Recognized in OCI (Effective Portion)	Classification of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Classification of Loss Recognized in Income (Ineffective Portion)	Loss Recognized in Income (Ineffective Portion)
Cash Flow Hedges
Cross-currency swaps	$68.6	Investment and other expense	$68.2	Investment and other expense	$(9.9)
Interest rate lock	—	Interest expense—net	(1.6)	Interest expense—net	—
Interest rate lock	—	Investment and other expense	—	Investment and other expense	—

Total gain (loss)	68.6		66.6		(9.9)
Net Investment Hedge
Cross-currency swaps	21.9	Investment and other expense	21.2	Investment and other expense	—

Total gain (loss)	$90.5		$87.8		$(9.9)

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

In May 2005, the Company terminated its interest rate lock agreements which were used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive income, which was being recognized in interest expense over the term of the hedged forecasted interest payments. During the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were hedged as part of the interest rate lock agreements. A pre-tax loss of $2.7 million was reclassified from accumulated other comprehensive income (loss) to investment and other expense in the Consolidated Statements of Operations as a result of the change in expected forecasted interest payments for the senior notes due May 15, 2010. At December 31, 2010, a balance of $2.2 million remains in accumulated other comprehensive income (loss), of which $0.4 million is expected to be reclassified to interest expense in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 15. Earnings per Share

	2010	2009	2008
Numerator:
Net earnings (loss) attributable to RR Donnelley common shareholders	$221.7	$(27.3)	$(189.9)
Denominator:
Weighted average number of common shares outstanding	206.4	205.2	210.2
Dilutive options and awards(a)	3.3	—	—

Diluted weighted average number of common shares outstanding	209.7	205.2	210.2

Net earnings (loss) per share attributable to RR Donnelley common shareholders:
Basic	$1.07	$(0.13)	$(0.90)

Diluted	$1.06	$(0.13)	$(0.90)

Cash dividends paid per common share	$1.04	$1.04	$1.04

(a)	Diluted net earnings (loss) per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the years ended December 31, 2010, 2009 and 2008, restricted stock units of 2.7 million, 5.5 million and 1.8 million, respectively, were excluded as their effect would be anti-dilutive. For the years ended December 31, 2010, 2009 and 2008, options to purchase 3.6 million shares, 4.2 million shares and 3.6 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

During the years ended December 31, 2010 and 2009, no shares of common stock were purchased by the Company in the open market. During the year ended December 31, 2008, the Company purchased in the open market 10.0 million shares of its common stock at a total cost of $278.8 million.

Note 16. Stock and Incentive Programs for Employees

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and directors, including stock options and restricted stock units. The Company estimates the fair value of share-based awards on the date of grant, using the Black-Scholes-Merton option pricing model. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $28.6 million, $24.0 million and $21.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The income tax benefit related to share-based compensation expense was $11.2 million, $9.6 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010, $33.3 million of total unrecognized compensation cost related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized share-based compensation cost to be recognized in future periods as of December 31, 2010 does not consider the effect of share-based awards that may be issued in subsequent periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Share-Based Compensation Plans

The Company has one share-based compensation plan under which it may grant future awards, as described below, and seven terminated or expired share-based compensation plans under which awards remain outstanding.

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

General Terms of Awards

Under various incentive plans, the Company has granted certain employees non-qualified stock options and restricted stock units. The Human Resources Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2004 PIP is ten years. At December 31, 2010, there were 4.2 million shares of common stock authorized and available for grant under the 2004 PIP.

For all of the Company’s stock options outstanding at December 31, 2010, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while options granted between November 2004 and December 2006 expire five years from the date of grant.

The rights granted to the recipient of restricted stock unit awards generally accrue ratably over the restriction or vesting period, which is generally four years or less, except that restricted stock units awarded in March 2008 vest 100% on the fourth anniversary of the grant. Restricted stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company records compensation expense of restricted stock unit awards based on the fair market value of the awards at the date of grant ratably over the period during which the restrictions lapse. Dividends are not paid to restricted stock unit holders that are not yet vested.

The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. Director restricted stock units granted after January 2009 vest ratably over three years from the date of grant with the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. Awards granted between January 2008 and January 2009 vest ratably over three years from the date of grant and were amended in May 2009 to provide the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. For awards granted prior to January 2008, one-third of the restricted stock units vest on the third anniversary of the grant date, and the remaining two-thirds of the restricted stock units vest upon termination of the holder’s service on the Board of Directors; the holder could also elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the Board of Directors. In the event of termination of service on the Board of Directors prior to a vesting date, all restricted stock units will vest. All awards granted prior to December 31, 2007 are payable in shares of common stock or cash. In 2009, the option to have awards paid in cash was removed for awards granted in 2008 and future years. Awards that may be paid in cash are classified as liability awards due to their expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

settlement in cash, and are included in accrued liabilities in the Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period. Awards payable only in shares are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the fair market value of the awards at the date of grant. Dividend equivalents are accrued for shares awarded to the Board of Directors and paid in the form of cash.

Stock Options

The Company granted 540,000, 1,520,468 and 754,000 stock options in the years ended December 31, 2010, 2009 and 2008, respectively. The fair market value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options was determined using the following assumptions:

	2010	2009	2008
Expected volatility	35.61%	29.67%	22.78%
Risk-free interest rate	2.75%	2.27%	2.96%
Expected life (years)	6.25	6.25	6.25
Expected dividend yield	4.19%	3.63%	3.31%

The grant date fair market value of options granted was $4.81, $1.47 and $5.63 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table is a summary of the Company’s 2010 stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2009	4,168	$20.17	6.4	$26.6
Granted	540	19.89	9.2
Exercised	(265)	9.04
Cancelled/forfeited/expired	(288)	21.51

Outstanding at December 31, 2010	4,155	20.80	6.3	14.4

Vested and expected to vest at December 31, 2010	4,155	20.80	6.3	14.4
Exercisable at December 31, 2010	427	$8.89	6.9	$3.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2010 and 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 and 2009. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2010 and 2009 was $3.0 million and $0.1 million, respectively.

Compensation expense recognized related to stock options for the years ended December 31, 2010, 2009 and 2008 was $3.1 million, $2.4 million and $2.5 million, respectively. As of December 31, 2010, $4.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Cash received from the option exercises as of and for the year ended December 31, 2010, 2009 and 2008 was $2.4 million, $1.5 million and $1.8 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $1.1 million, $0.1 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Excess tax benefits on stock option exercises shown as financing cash inflows as a component in issuance of common stock, net in the Consolidated Statements of Cash Flows, were $0.8 million and $0.1 million for the years ended December 31, 2010 and 2008, respectively. There were no excess tax benefits on stock option exercises for the year ended December 31, 2009.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2010 and 2009, and changes during the year ended December 31, 2010 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2009	5,480	$11.08
Granted	1,518	17.41
Vested	(1,513)	11.13
Forfeited	(55)	12.97

Nonvested at December 31, 2010	5,430	$12.96

Compensation expense recognized related to restricted stock units was $25.5 million, $21.6 million and $21.3 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $28.6 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2010, approximately 5.4 million restricted stock unit awards, with a weighted-average grant date fair value of $12.96, are expected to vest over a weighted-average period of 2.4 years.

Performance Share Unit Awards

No performance share unit awards were granted during the years ended December 31, 2010, 2009 and 2008. During the year ended December 31, 2007, the Company granted performance share unit awards to certain executive officers. Distributions under these awards were payable at the end of the performance period in common stock or cash, at the Company’s discretion. Had certain performance targets been achieved, the amount payable under these awards could have reached 250% of the initial award. The performance period ended December 31, 2009 and the minimum performance targets for these awards were not reached. Therefore, no shares were awarded pursuant to these units and the units expired per the terms of the awards.

There was no compensation expense recognized related to performance share unit awards for the year ended December 31, 2010 and 2009. During 2008, compensation expense related to the awards granted in 2007 was reversed in the amount of $1.9 million, because the Company no longer expected the required performance targets to be achieved. No additional 2008 expense was recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Board of Directors Liability Awards

At December 31, 2010, 2009 and 2008, approximately 145,459, 158,633 and 223,000, respectively, restricted stock units issued to directors were outstanding for liability awards. For the years ended December 31, 2010 and 2009, the compensation expense recorded for these awards was $0.4 million and $0.9 million, respectively. For the year ended December 31, 2008, the Company recorded income of $3.0 million due to declines in the Company’s stock price. The Board of Directors equity awards are included above in the section “Restricted Stock Units.”

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. During the year ended December 31, 2008, the Company purchased in the open market 10 million shares of its common stock at a total cost of $278.8 million. On October 29, 2008, the Company’s Board of Directors approved a new share repurchase program, authorizing the repurchase of up to 10 million shares. As of December 31, 2010, no shares had been repurchased under this program.

Note 17. Preferred Stock

The Company has two million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock.

Note 18. Segment Information

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

The U.S. Print and Related Services segment accounted for approximately 75% of the Company’s consolidated net sales in 2010.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial print, direct mail, forms, labels, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The International segment accounted for approximately 25% of the Company’s consolidated net sales in 2010.

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

	Total Sales	Intersegment Sales	Net Sales	Income (loss) from continuing operations	Assets of Continuing Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2010
U.S. Print and Related Services	$7,558.7	$(26.5)	$7,532.2	$638.9	$6,495.7	$391.8	$99.2
International	2,538.6	(51.9)	2,486.7	149.5	2,460.9	115.2	88.4

Total operating segments	10,097.3	(78.4)	10,018.9	788.4	8,956.6	507.0	187.6
Corporate(1)	—	—	—	(232.9)	126.6	32.2	41.8

Total continuing operations	$10,097.3	$(78.4)	$10,018.9	$555.5	$9,083.2	$539.2	$229.4

Year ended December 31, 2009
U.S. Print and Related Services	$7,464.5	$(27.5)	$7,437.0	$489.2	$6,317.5	$422.2	$101.4
International	2,477.1	(56.7)	2,420.4	(36.0)	2,221.8	122.6	60.9

Total operating segments	9,941.6	(84.2)	9,857.4	453.2	8,539.3	544.8	162.3
Corporate(1)	—	—	—	(108.9)	208.3	34.2	32.7

Total continuing operations	$9,941.6	$(84.2)	$9,857.4	$344.3	$8,747.6	$579.0	$195.0

Year ended December 31, 2008
U.S. Print and Related Services	$8,722.9	$(18.7)	$8,704.2	$708.9	$7,108.3	$432.9	$187.9
International	2,937.0	(59.6)	2,877.4	(564.6)	1,975.6	166.4	104.4

Total operating segments	11,659.9	(78.3)	11,581.6	144.3	9,083.9	599.3	292.3
Corporate(1)	—	—	—	(184.8)	410.4	41.3	30.6

Total continuing operations	$11,659.9	$(78.3)	$11,581.6	$(40.5)	$9,494.3	$640.6	$322.9

(1)	Corporate assets consist primarily of the following items at December 31, 2010: fixed assets of $64.6 million and deferred compensation plan assets of $46.5 million; December 31, 2009: fixed assets of $65.4 million and deferred compensation plan assets of $50.0 million; and December 31, 2008: fixed assets of $65.9 million, cash and cash equivalents of $60.0 million, deferred compensation plan assets of $44.5 million, investments in affordable housing of $27.4 million and benefit plan assets of $14.3 million, .

Restructuring and impairment charges by segment for 2010, 2009 and 2008 are described in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 19. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in Note 18 because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	U.S.	Europe	Asia	Other	Combined
2010
Net sales	$7,761.6	$970.3	$600.1	$686.9	$10,018.9
Long-lived assets(1)	2,014.2	218.5	172.6	208.8	2,614.1
2009
Net sales	$7,647.1	$1,063.9	$470.5	$675.9	$9,857.4
Long-lived assets(1)	2,079.9	282.0	169.0	175.1	2,706.0
2008
Net sales	$8,938.4	$1,409.6	$509.7	$723.9	$11,581.6
Long-lived assets(1)	2,345.6	276.8	180.9	153.0	2,956.3

(1)	Includes net property, plant and equipment, prepaid pension cost and other noncurrent assets.

Products and services	2010 Net Sales	2009 Net Sales	2008 Net Sales
Magazines, catalogs and retail inserts	$2,361.2	$2,487.7	$3,183.7
Books and directories	2,036.9	1,979.3	2,165.0
Variable printing	1,645.5	1,454.0	1,553.9
Forms and labels	1,063.6	1,105.2	1,242.5
Commercial printing(1)	759.2	861.1	947.4
Financial print	577.0	487.8	645.7
Global Turnkey Solutions	300.6	321.6	455.1
Office products	212.4	228.7	271.7

Total products	8,956.4	8,925.4	10,465.0

Logistics services	616.0	508.7	667.0
Premedia and related services	165.2	160.9	178.7
Business process outsourcing and other	281.3	262.4	270.9

Total services	1,062.5	932.0	1,116.6

Total net sales	$10,018.9	$9,857.4	$11,581.6

(1)	Certain prior year amounts have been reclassified to reflect the Company’s current reporting unit structure.

Note 20. New Accounting Pronouncements

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses. Certain aspects of ASU 2010-20 were effective and adopted by the Company in the fourth quarter of 2010. However, this adoption of ASU 2010-20 did not have and is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 will be effective for the Company’s business combinations with an acquisition date of January 1, 2011 or later. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2011

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010
Net sales(1)	$2,415.1	$2,408.6	$2,488.1	$2,707.1	$10,018.9
Income from operations(1)	145.8	175.3	148.7	85.7	555.5
Net earnings attributable to RR Donnelley common shareholders(1)	52.6	88.8	53.3	27.0	221.7
Net earnings per diluted share attributable to RR Donnelley common shareholders(1)(2)	0.25	0.42	0.25	0.13	1.06
Closing stock price high	23.19	22.60	18.05	18.82	23.19
Closing stock price low	19.02	16.37	14.96	15.76	14.96
Closing stock price at quarter-end	21.35	16.37	16.96	17.47	17.47
2009
Net sales(1)	$2,455.6	$2,355.6	$2,463.1	$2,583.1	$9,857.4
Income from operations(1)	87.4	135.0	93.4	28.5	344.3
Net earnings (loss) attributable to RR Donnelley common shareholders(1)	13.9	25.2	13.1	(79.5)	(27.3)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders(1)(2)	0.07	0.12	0.06	(0.39)	(0.13)
Closing stock price high	15.16	14.43	21.71	22.71	22.71
Closing stock price low	5.58	8.08	10.41	20.08	5.58
Closing stock price at quarter-end	7.33	11.62	21.26	22.27	22.27

Closing stock prices reported on NASDAQ effective August 5, 2009 and New York Stock Exchange-Composite Transactions prior to August 5, 2009.

Dividend Summary

	2010	2009	2008	2007	2006
Quarterly rate per common share	$0.26	$0.26	$0.26	$0.26	$0.26
Yearly rate per common share	1.04	1.04	1.04	1.04	1.04

(1)	Reflects results of acquired businesses from the relevant acquisition dates.
(2)	Full-year amounts do not equal the sum of the quarters due to rounding and a net loss in the fourth quarter of 2009.

Includes the following significant items:

•

For 2010: Restructuring and impairment charges of $157.9 million (first quarter $15.5 million, second quarter $10.7 million, third quarter $48.7 million, fourth quarter $83.0 million); $13.5 million of acquisition-related expenses; $8.9 million pre-tax loss related to the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interest of $3.6 million; $1.1 million write-down of affordable housing investments.

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

Financial Summary

	2010	2009	2008	2007	2006
Net sales	$10,018.9	$9,857.4	$11,581.6	$11,587.1	$9,316.6
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	221.7	(27.3)	(191.7)	(48.4)	402.6
Net earnings (loss) per diluted share from continuing operations attributable to RR Donnelley common shareholders	1.06	(0.13)	(0.91)	(0.22)	1.84
Income (loss) from discontinued operations attributable to RR Donnelley common shareholders	—	—	1.8	(0.5)	(2.0)
Net earnings (loss) attributable to RR Donnelley common shareholders	221.7	(27.3)	(189.9)	(48.9)	400.6
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders	1.06	(0.13)	(0.90)	(0.22)	1.83
Total assets	9,083.2	8,747.6	9,494.3	12,086.7	9,635.8
Long-term debt	3,398.6	2,982.5	3,203.3	3,601.9	2,358.6

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2010: Pre-tax restructuring and impairment charges of $157.9 million, $13.5 million of acquisition-related expenses, $8.9 pre-tax loss on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million and a pre-tax $1.1 million write-down of affordable housing investments;

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

•	For 2007: Pre-tax restructuring and impairment charges of $839.0 million and a tax benefit of $9.3 million; and

•

For 2006: Pre-tax restructuring and impairment charges of $206.1 million, write-down of investments in affordable housing of $16.9 million, a gain on sale of investments of $7.0 million and a tax benefit of $23.5 million.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated December 17, 2010 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 17, 2010, filed on December 17, 2010)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010)*

10.5	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.6	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.8	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.12	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.13	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.14	2003 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.25	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.28	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.33	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.34	Amended Management By Objective Plan (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.35	Amended 2009 Management By Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Miles W. McHugh, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

E-4