Form 10-Q
period 2011-03-31
RR Donnelley & Sons Co
filed 2011-05-04
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 207.5 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$399.3	$519.1
Receivables, less allowance for doubtful accounts of $73.3 in 2011 (2010—$71.0)	1,961.1	1,922.9
Income taxes receivable	33.0	49.3
Inventories (Note 3)	581.3	560.6
Prepaid expenses and other current assets	137.6	115.4

Total current assets	3,112.3	3,167.3

Property, plant and equipment—net (Note 4)	2,080.9	2,138.7
Goodwill (Note 5)	2,554.3	2,526.8
Other intangible assets—net (Note 5)	753.9	775.0
Other noncurrent assets	465.0	475.4

Total assets	$8,966.4	$9,083.2

LIABILITIES
Accounts payable	$930.6	$939.8
Accrued liabilities	810.1	902.2
Short-term and current portion of long-term debt (Note 14)	281.8	131.4

Total current liabilities	2,022.5	1,973.4

Long-term debt (Note 14)	3,236.4	3,398.6
Pension liability	533.5	533.0
Postretirement benefits	290.9	287.4
Deferred income taxes	171.0	174.5
Other noncurrent liabilities	454.4	470.9

Total liabilities	6,708.7	6,837.8

Commitments and Contingencies (Note 13)

EQUITY (Note 11)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2011 and 2010	303.7	303.7
Additional paid-in capital	2,875.5	2,907.0
Retained earnings	650.4	670.2
Accumulated other comprehensive loss	(457.4)	(490.4)
Treasury stock, at cost, 35.4 shares in 2011 (2010—36.4 shares)	(1,134.1)	(1,166.2)

Total RR Donnelley shareholders’ equity	2,238.1	2,224.3
Noncontrolling interests	19.6	21.1

Total equity	2,257.7	2,245.4

Total liabilities and equity	$8,966.4	$9,083.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Net sales
Products	$2,266.4	$2,170.9
Services	317.1	244.2

Total net sales	2,583.5	2,415.1
Products cost of sales (exclusive of depreciation and amortization shown below)	1,726.8	1,660.8
Services cost of sales (exclusive of depreciation and amortization shown below)	229.4	180.9
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	326.9	273.5
Restructuring and impairment charges—net (Note 6)	50.8	15.5
Depreciation and amortization	140.2	138.6

Total operating expenses	2,474.1	2,269.3

Income from operations	109.4	145.8
Interest expense—net	57.9	55.7
Investment and other expense—net	(0.2)	(9.0)

Earnings before income taxes	51.3	81.1
Income tax expense	17.0	32.4

Net earnings	34.3	48.7
Less: Income (loss) attributable to noncontrolling interests	0.4	(3.9)

Net earnings attributable to RR Donnelley common shareholders	$33.9	$52.6

Earnings per share attributable to RR Donnelley common shareholders (Note 9):
Basic net earnings per share	$0.16	$0.26
Diluted net earnings per share	$0.16	$0.25
Dividends declared per common share	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	207.2	205.6
Diluted	209.8	209.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$34.3	$48.7
Adjustments to reconcile net earnings to cash (used in) provided by operating activities:
Impairment charges	8.1	1.0
Depreciation and amortization	140.2	138.6
Provision for doubtful accounts receivable	4.2	2.4
Share-based compensation	6.5	8.2
Deferred taxes	(17.2)	(8.5)
Change in uncertain tax positions	3.7	—
(Gain) loss on sale of investments and other assets—net	(2.0)	(0.4)
Loss related to Venezuela currency devaluation	—	8.9
Other	7.8	9.7
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(29.7)	1.0
Inventories	(17.1)	29.0
Prepaid expenses and other current assets	(9.5)	(8.3)
Accounts payable	(18.9)	(23.9)
Income taxes payable and receivable	12.8	8.8
Accrued liabilities and other	(130.4)	(139.6)

Net cash (used in) provided by operating activities	(7.2)	75.6

INVESTING ACTIVITIES
Capital expenditures	(47.1)	(39.9)
Acquisition of businesses, net of cash acquired	(19.6)	—
Proceeds from return of capital and sale of investments and other assets	2.3	0.3
Purchases of investments	—	(23.7)
Transfers from restricted cash	0.1	—

Net cash used in investing activities	(64.3)	(63.3)

FINANCING ACTIVITIES
Net change in short-term debt	2.0	(3.8)
Payments of current maturities and long-term debt	(0.3)	(0.3)
Payments of credit facility borrowings	(10.0)	—
Issuance of common stock	6.3	6.6
Dividends paid	(53.7)	(53.4)
Distributions to noncontrolling interests	(0.7)	(0.7)

Net cash used in financing activities	(56.4)	(51.6)

Effect of exchange rate on cash and cash equivalents	8.1	(8.6)
Net decrease in cash and cash equivalents	(119.8)	(47.9)
Cash and cash equivalents at beginning of period	519.1	499.2

Cash and cash equivalents at end of period	$399.3	$451.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 22, 2011. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

2. Acquisitions

2011 Acquisitions

On March 24, 2011, the Company acquired Journalism Online, LLC (“Journalism Online”), an online provider of tools that allow consumers to purchase online subscriptions from publishers. The purchase price for Journalism Online was $19.6 million net of cash acquired of $0.4 million. Journalism Online’s operations are included in the U.S. Print and Related Services segment.

Journalism Online’s Press+ offering provides subscription management and online content payment services that increase the breadth of services the Company offers to its existing base of publishing customers. For the three months ended March 31, 2011, the Company’s Condensed Consolidated Statement of Operations was not impacted by this acquisition.

The Journalism Online acquisition was recorded by allocating the cost of the acquisition to the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. Based on the valuation, the final purchase price allocation for this 2011 acquisition was as follows:

Property, plant and equipment and other long-term assets	$1.4
Goodwill	18.6
Accounts payable and accrued liabilities	(0.4)

Net cash paid	$19.6

The fair values of property, plant and equipment and goodwill associated with the acquisition of Journalism Online were determined to be Level 3 under the fair value hierarchy.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

On December 14, 2010, the Company acquired the assets of Nimblefish Technologies (“Nimblefish”), a provider of multi-channel marketing services to leading retail, technology, telecom, hospitality and other customers. The purchase price for Nimblefish was $3.9 million, including debt assumed of $2.0 million. The Company subsequently repaid $1.9 million of the debt assumed in December 2010. Nimblefish’s operations are included in the U.S. Print and Related Services segment.

On November 24, 2010, the Company acquired Bowne & Co., Inc. (“Bowne”), a provider of shareholder and marketing communication services, with operations in North America, Latin America, Europe and Asia. The purchase price for Bowne was $465.2 million, including debt assumed of $26.2 million and net of cash acquired of $41.4 million. Immediately following the acquisition, the Company subsequently repaid $25.4 million of the debt assumed. Bowne’s operations are included in both the U.S. Print and Related Services and International segments.

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

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2011 and 2010 presents the combined results of operations of the Company, Journalism Online, Bowne, Nimblefish and 8touches as if the acquisitions had occurred at January 1, 2010.

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

	Three Months Ended March 31,
	2011	2010
Net sales	$2,583.6	$2,593.5
Net earnings attributable to RR Donnelley common shareholders	59.6	28.0
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.29	$0.14

Diluted	$0.28	$0.13

The unaudited pro forma financial information for the three months ended March 31, 2011 and 2010 includes $28.5 million and $28.9 million, respectively, for the amortization of purchased intangibles. In addition, the unaudited pro forma financial information also includes restructuring and impairment charges from operations of $14.2 million and $51.9 million for the three months ended March 31, 2011 and 2010, respectively. The pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Depreciation and amortization of purchased assets, pre-tax	$1.8	$(1.2)
Acquisition expenses, pre-tax	0.1	2.8
Restructuring and impairment charges, pre-tax	36.6	(32.2)
Inventory fair value adjustment, pre-tax	3.6	(5.7)
Other pro forma adjustments, pre-tax	0.6	(1.3)
Income taxes	(16.4)	15.4

3. Inventories

	March 31, 2011	December 31, 2010
Raw materials and manufacturing supplies	$256.5	$259.6
Work in process	204.0	184.3
Finished goods	211.8	204.7
LIFO reserve	(91.0)	(88.0)

Total	$581.3	$560.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

	March 31, 2011	December 31, 2010
Land	$110.3	$111.4
Buildings	1,210.0	1,197.9
Machinery and equipment	6,142.5	6,098.8

Property, plant and equipment—gross cost	7,462.8	7,408.1
Accumulated depreciation	(5,381.9)	(5,269.4)

Total	$2,080.9	$2,138.7

During the three months ended March 31, 2011 and 2010, depreciation expense was $106.2 million and $110.0 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6.2 million at March 31, 2011 and $6.5 million at December 31, 2010. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

Goodwill at March 31, 2011 and December 31, 2010 was as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2010
Goodwill	$3,141.7	$1,298.5	$4,440.2
Accumulated impairment losses	(939.2)	(974.2)	(1,913.4)

Total	2,202.5	324.3	2,526.8

Acquisitions	18.6	—	18.6
Foreign exchange and other adjustments	(0.2)	9.1	8.9

Net book value at March 31, 2011
Goodwill	3,160.1	1,337.9	4,498.0
Accumulated impairment losses	(939.2)	(1,004.5)	(1,943.7)

Total	$2,220.9	$333.4	$2,554.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at March 31, 2011 and December 31, 2010 were as follows:

Other Intangible Assets	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$29.2	$(23.3)	$5.9	$25.7	$(23.0)	$2.7
Patents	98.3	(86.6)	11.7	98.3	(83.6)	14.7
Customer relationship intangibles	1,254.9	(551.3)	703.6	1,244.3	(519.8)	724.5
Trade names	22.8	(8.2)	14.6	22.7	(7.7)	15.0

Total amortizable purchased intangible assets	1,405.2	(669.4)	735.8	1,391.0	(634.1)	756.9
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,423.3	$(669.4)	$753.9	$1,409.1	$(634.1)	$775.0

Amortization expense for other intangible assets was $28.5 million and $24.7 million for the three months ended March 31, 2011 and 2010, respectively. The estimated annual amortization expense related to intangible assets as of March 31, 2011 is as follows:

Amount
For the year ending December 31,
2011	$113.8
2012	100.7
2013	98.0
2014	95.6
2015	88.1
2016 and thereafter	268.1

Total	$764.3

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2011 and 2010, the Company recorded the following net restructuring and impairment charges:

	March 31, 2011				March 31, 2010
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$14.8	$16.5	$6.9	$38.2	$2.9	$2.0	$1.0	$5.9
International	7.9	0.8	0.5	9.2	6.4	3.1	—	9.5
Corporate	2.1	0.6	0.7	3.4	(0.1)	0.2	—	0.1

	$24.8	$17.9	$8.1	$50.8	$9.2	$5.3	$1.0	$15.5

For the three months ended March 31, 2011, the Company recorded net restructuring charges of $24.8 million for employee termination costs for 709 employees, of whom 436 were terminated as of March 31, 2011,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

associated with actions resulting from the reorganization of certain operations. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges included the announced closing of one book and directories manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $17.9 million for the three months ended March 31, 2011. For the three months ended March 31, 2011, the Company also recorded $8.1 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions.

For the three months ended March 31, 2010, the Company recorded net restructuring charges of $9.2 million for employee termination costs for 504 employees, all of whom were terminated as of March 31, 2011, associated with the actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment, as well as the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $5.3 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, the Company also recorded $1.0 million of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, internal expertise related to equipment and current marketplace conditions.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the three months ended March 31, 2011 is as follows:

	December 31, 2010	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	March 31, 2011
Employee terminations	$11.2	$24.8	$0.3	$(10.4)	$25.9
Other	42.8	17.9	(1.7)	(14.3)	44.7

Total	$54.0	$42.7	$(1.4)	$(24.7)	$70.6

The current portion of restructuring reserves of $43.8 million was included in accrued liabilities at March 31, 2011, while the long-term portion of $26.8 million, primarily related to multi-employer pension plan withdrawal charges and lease termination costs, was included in other noncurrent liabilities at March 31, 2011.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March of 2012.

As of March 31, 2011, the restructuring liabilities classified as “other” consist of multi-employer pension plan partial withdrawal charges, lease termination costs and other facility closing costs. Payments on certain of these lease obligations are scheduled to continue until 2017. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

7. Employee Benefits

The components of the estimated pension and postretirement benefits expense for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Pension expense
Service cost	$21.3	$20.1
Interest cost	48.1	46.0
Expected return on assets	(67.1)	(64.5)
Amortization, net	12.2	6.3

Net pension expense	$14.5	$7.9

Postretirement benefits expense
Service cost	$2.3	$3.1
Interest cost	6.2	7.1
Expected return on assets	(3.8)	(3.9)
Amortization, net	(1.2)	(2.4)

Net postretirement benefits expense	$3.5	$3.9

8. Share-Based Compensation

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and directors, including stock options and restricted stock units. The total compensation expense related to all share-based compensation plans was $6.5 million and $8.2 million for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

The Company granted 200,000 and 540,000 stock options during the three months ended March 31, 2011 and 2010, respectively. The fair market value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options was determined using the following assumptions:

	2011	2010
Expected volatility	36.69%	35.61%
Risk-free interest rate	2.54%	2.75%
Expected life (years)	6.25	6.25
Expected dividend yield	4.57%	4.19%

The grant date fair market value of options granted was $4.39 and $4.81 for the three months ended March 31, 2011 and 2010, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	4,155	$20.80	6.3	$14.4
Granted	200	18.62	9.9
Exercised	(96)	8.06
Cancelled/forfeited/expired	(183)	25.19

Outstanding at March 31, 2011	4,076	$20.73	6.5	$15.6

Exercisable at March 31, 2011	1,076	$11.58	5.5	$7.9

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2011 and December 31, 2010, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011 and December 31, 2010. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $1.0 million and $2.0 million, respectively.

Compensation expense recognized related to stock options for the three months ended March 31, 2011 and 2010 was $0.8 million and $0.7 million, respectively. As of March 31, 2011, $4.8 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of March 31, 2011 and December 31, 2010, and changes during the three months ended March 31, 2011, were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	5,430	$12.96
Granted	1,426	16.06
Vested	(1,599)	12.16
Forfeited	(9)	11.85

Nonvested at March 31, 2011	5,248	$14.05

Compensation expense recognized related to restricted stock units for the three months ended March 31, 2011 and 2010 was $5.4 million and $7.5 million, respectively. As of March 31, 2011, there was $45.0 million of unrecognized share-based compensation expense related to nonvested restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of March 31, 2011, approximately 5.2 million restricted stock unit awards, with a weighted-average grant date fair market value of $14.05, are expected to vest over a weighted-average period of 2.6 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Performance Share Units

For the three months ended March 31, 2011, a total of 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets for the three years ending December 31, 2013. Distributions under these awards are payable at the end of the performance period, which is January 1, 2011 through December 31, 2013, in common stock or cash, at the Company’s discretion. The total potential payouts range from 117,500 shares to 235,000 shares should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company.

Compensation expense is currently being recognized based on an estimated payout of 235,000 shares. Compensation expense recognized related to performance share unit awards for the three months ended March 31, 2011 was $0.3 million. As of March 31, 2011, there was $3.4 million of unrecognized share-based compensation expense related to performance share unit awards. The cost is expected to be recognized over a period of 2.8 years.

Other Information

On May 3, 2011, the Board of Directors of the Company approved a program authorizing the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. In conjunction with this program, the Company terminated its existing authorization for the repurchase of up to 10 million shares of the Company’s common stock. See Note 18 for further discussion.

9. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended March 31,
	2011	2010
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$33.9	$52.6
Denominator:
Weighted average number of common shares outstanding	207.2	205.6
Dilutive options and awards (a)	2.6	3.4

Diluted weighted average number of common shares outstanding	209.8	209.0

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.16	$0.26

Diluted	$0.16	$0.25

Cash dividends paid per common share	$0.26	$0.26

(a)

Diluted net earnings per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three months ended March 31, 2011 and 2010, restricted stock units of 3.4 million and 3.1 million, respectively,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

were excluded as their effect would be anti-dilutive. For the three months ended March 31, 2011 and 2010, options to purchase 3.6 million shares and 3.5 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

10. Comprehensive Income (Loss)

	Three Months Ended March 31,
	2011	2010
Net earnings	$34.3	$48.7
Translation adjustments	26.1	(6.4)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	6.7	2.4
Change in fair value of derivatives, net of tax	0.1	0.1

Comprehensive income	67.2	44.8

Less: comprehensive income (loss) attributable to noncontrolling interests	0.4	(4.0)

Comprehensive income attributable to RR Donnelley common shareholders	$66.8	$48.8

For the three months ended March 31, 2011, the changes in other comprehensive income were net of tax provisions of $0.1 million related to the change in fair value of derivatives and $4.2 million for the adjustment for net periodic pension and postretirement benefit cost. For the three months ended March 31, 2010, the changes in other comprehensive income were net of tax provisions of $0.1 million related to the change in the fair value of derivatives and $1.4 million for the adjustment for net periodic pension and postretirement expense.

11. Equity

The following table summarizes the Company’s equity activity for the three months ended March 31, 2011:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$2,224.3	$21.1	$2,245.4
Net earnings	33.9	0.4	34.3
Other comprehensive income	32.9	—	32.9
Share-based compensation	6.2	—	6.2
Withholdings for share-based awards and other	(5.5)	—	(5.5)
Cash dividends paid	(53.7)	—	(53.7)
Distributions to noncontrolling interests	—	(1.9)	(1.9)

Balance at March 31, 2011	$2,238.1	$19.6	$2,257.7

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

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources, certain facility costs and LIFO

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

inventory provisions. In addition, certain costs and earnings of employee benefit plans, primarily components of net pension and postretirement benefits expense other than service cost, are included in Corporate and not allocated to operating segments. In addition, Corporate manages the Company’s cash pooling structure, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2011
U.S. Print and Related Services	$1,958.6	$(17.5)	$1,941.1	$141.9	$6,441.5	$99.9	$17.3
International	661.1	(18.7)	642.4	44.1	2,536.0	30.4	25.8

Total operating segments	2,619.7	(36.2)	2,583.5	186.0	8,977.5	130.3	43.1
Corporate	—	—	—	(76.6)	(11.1)	9.9	4.0

Total operations	$2,619.7	$(36.2)	$2,583.5	$109.4	$8,966.4	$140.2	$47.1

Three months ended March 31, 2010
U.S. Print and Related Services	$1,842.3	$(5.5)	$1,836.8	$163.8	$6,233.0	$101.0	$26.1
International	590.4	(12.1)	578.3	33.7	2,156.2	29.7	12.4

Total operating segments	2,432.7	(17.6)	2,415.1	197.5	8,389.2	130.7	38.5
Corporate	—	—	—	(51.7)	181.3	7.9	1.4

Total operations	$2,432.7	$(17.6)	$2,415.1	$145.8	$8,570.5	$138.6	$39.9

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in fifteen federal and state Superfund sites. In addition to the Superfund sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the Superfund sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the Superfund sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

14. Debt

The Company’s debt consists of the following:

	March 31, 2011	December 31, 2010
Credit facility borrowings	$110.0	$120.0
5.625% senior notes due January 15, 2012	158.6	158.6
4.95% senior notes due April 1, 2014	599.3	599.2
5.50% senior notes due May 15, 2015	499.7	499.6
8.60% senior notes due August 15, 2016	346.2	346.0
6.125% senior notes due January 15, 2017	622.1	622.0
11.25% senior notes due February 1, 2019	400.0	400.0
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	69.0	68.9
Other, including capital leases	33.1	35.5

Total debt	3,518.2	3,530.0
Less: current portion	(281.8)	(131.4)

Long-term debt	$3,236.4	$3,398.6

The fair values of the senior notes and debentures, which were based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $312.6 million and $259.3 million at March 31, 2011 and December 31, 2010, respectively.

Interest income was $2.6 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively.

15. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities on the Condensed Consolidated Balance Sheets at their respective fair values. Unrealized gains and losses related to derivatives are recorded in other comprehensive income (loss), net of applicable income taxes, or in the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Condensed Consolidated Statements of Operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Condensed Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is also recognized currently in the Condensed Consolidated Statements of Operations.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at March 31, 2011 and December 31, 2010 was $129.2 million and $100.9 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

At March 31, 2011 and December 31, 2010, the total fair value of the Company’s forward contracts, which were the only derivatives not designated as hedges, and fair value hedges and the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown below:

	March 31, 2011	December 31, 2010
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.1	$0.5
Accrued liabilities	0.2	0.3

Derivatives designated as fair value hedges
Other noncurrent assets	$12.9	$16.8

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 are shown in the table below:

	Classification of Gain Recognized in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2011	2010
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$1.6	$4.1

Total gain recognized in the condensed consolidated statements of operations		$1.6	$4.1

For derivatives designated as fair value hedges, the pre-tax gains (losses) related to the hedged items, attributable to changes in the hedged benchmark interest rate, and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2011 and 2010 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended March 31,
		2011	2010
Fair Value Hedges
Interest rate swaps	Investment and other expense	$(3.9)	$—
Hedged items	Investment and other expense	4.1	—

Total gain recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other expense	$0.2	$—

The pre-tax losses related to derivatives designated as cash flow hedges for the three months ended March 31, 2011 and 2010 are shown in the table below:

	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Gain (Loss) Recognized in Income (Ineffective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.2)	$(0.2)	Interest expense—net	$—	$—

Total loss	$—	$—		$(0.2)	$(0.2)		$—	$—

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements which were designated as cash flow hedges and used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive loss, which was being recognized in interest expense over the term of the hedged forecasted interest payments. During the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were hedged as part of the interest rate lock agreements. A pre-tax loss of $2.7 million was reclassified from accumulated other comprehensive loss as a result of the change in expected forecasted interest payments for the senior notes due May 15, 2010. At March 31, 2011, a balance of $2.1 million remained in accumulated other comprehensive loss, of which $0.4 million is expected to be reclassified to earnings over the next twelve months.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of March 31, 2011 and December 31, 2010.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. There have been no significant impairment charges since December 31, 2010.

See Note 14 for the fair value of the Company’s debt.

17. New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy, as well as a more detailed reconciliation of recurring Level 3 measurements. Certain aspects of ASU 2010-06 were effective and adopted by the Company in the first quarter of 2010, with the remaining requirements effective and adopted by the Company in the first quarter of 2011. The adoption of ASU 2010-06 only required additional disclosures and did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which amends existing disclosure requirements and requires additional quantitative and qualitative disclosures concerning financing receivables, credit risk exposures and the allowance for credit losses. Certain aspects of ASU 2010-20 were effective and adopted by the Company in the fourth quarter of 2010, with the remaining requirements effective and adopted by the Company in the first quarter of 2011. The adoption of ASU 2010-20 only required additional disclosures and did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”),

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

which specifies that pro forma disclosures should be reported as if the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period and the pro forma disclosures must include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 was effective and adopted by the Company in the first quarter of 2011. The adoption of ASU 2010-29 only impacted the Company’s disclosures and did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

Note 18. Subsequent Events

On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion. The Company terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares of the Company’s common stock.

As part of this program, the Company intends to enter into an accelerated share repurchase agreement (“ASR”) with an investment bank under which the Company will repurchase $500 million of its common stock, subject to adjustment. The Company expects to pay the $500 million purchase price and to receive an initial delivery of shares from the investment bank shortly after entering into the ASR. The total number of shares to be repurchased under the ASR will be determined based upon the volume weighted average price of the Company’s common stock (subject to any discount or premium agreed upon with the investment bank) over an averaging period, which is expected to end around the end of the year. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period.

The ASR will be accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share from the effective date of the agreement. The forward stock purchase contract will be classified as an equity instrument.

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

Business acquisitions

On March 24, 2011, the Company acquired Journalism Online, LLC (“Journalism Online”), an online provider of tools that allow consumers to purchase online subscriptions from publishers. Journalism Online’s operations are included in the U.S. Print and Related Services segment.

On December 31, 2010, the Company acquired the assets of 8touches, an online provider of tools that allow real estate associates, brokers, Multiple Listing Service (MLS) associations and other marketers to create customized communications materials. 8touches’ operations are included in the U.S. Print and Related Services segment.

On December 14, 2010, the Company acquired the assets of Nimblefish Technologies (“Nimblefish”), a provider of multi-channel marketing services to leading retail, technology, telecommunications, hospitality and other customers. Nimblefish’s operations are included in the U.S. Print and Related services segment.

On November 24, 2010, the Company acquired Bowne & Co., Inc. (“Bowne”), a provider of shareholder and marketing communication services, with operations in North America, Latin America, Europe and Asia. Bowne’s operations are included in both the U.S. Print and Related Services and International segments.

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

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in

Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

Executive Summary

Financial Performance: Three Months Ended March 31, 2011

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2011, from the three months ended March 31, 2010, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended March 31, 2010	$145.8	6.0%	$52.6	$0.25
2011 restructuring and impairment charges	(50.8)	(2.0%)	(34.3)	(0.17)
2010 restructuring and impairment charges	15.5	0.6%	10.6	0.05
Acquisition-related expenses	1.6	0.1%	1.4	0.01
2010 Venezuela devaluation	—	—	4.5	0.02
Operations	(2.7)	(0.5%)	(0.9)	—

For the three months ended March 31, 2011	$109.4	4.2%	$33.9	$0.16

2011 pre-tax restructuring and impairment charges: included charges of $24.8 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations; $17.9 million of other restructuring costs, primarily lease termination costs; and $8.1 million for impairment of long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition.

2010 pre-tax restructuring and impairment charges: included charges of $9.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $5.3 million of other restructuring costs; and $1.0 million for impairment of long-lived assets.

Acquisition-related expenses: included pre-tax charges of $0.4 million ($0.4 million after-tax) related to legal, accounting and other expenses for the three months ended March 31, 2011 associated with acquisitions completed. For the three months ended March 31, 2010, these pre-tax charges were $2.0 million ($1.8 million after-tax).

2010 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and an increase in loss attributable to noncontrolling interests of $3.6 million.

Operations: reflected higher pension and other benefits-related expenses and continued price pressures, which was partially offset by higher volume in the International segment as well as higher print and other logistics services volumes and capital market transactions and cost savings from restructuring actions and productivity efforts. See further details in the review of operating results by segment that follows below.

First quarter overview

During the first quarter of 2011, the Company’s net sales benefited from the acquisition of Bowne. On a consolidated basis, the Company’s net sales increased $168.4 million, or approximately 7.0%, from the first quarter of 2010. However, pro forma for acquisitions, net sales declined approximately 0.4% (See Note 2 to the Condensed Consolidated Financial Statements). The pro forma net sales decline was primarily attributable to the one-time production and distribution of materials for the U.S. Census in the first quarter of 2010, along with continued price pressure and reductions in pass-through paper sales in directories. This decrease was mostly offset by increased business internationally, particularly in Asia, Europe and Latin America, as well as higher print and other logistics services volumes and capital market transactions. Lastly, changes in foreign exchange rates increased net sales $15.4 million, or 0.6%.

The Company also made significant progress in the integration of Bowne during the first quarter. Restructuring actions to eliminate duplicate facilities and personnel have been implemented throughout the affected operations. Along with the Company’s continuing focus on productivity improvement, these actions are expected to result in significant cost savings.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. Therefore, the Company believes it needs to continue to lower its cost structure and differentiate its products and service offerings.

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

As a substitute for print, the impact of digital technologies has been felt mainly in directories, forms and statement printing, as electronic communication and transaction technology has eliminated or reduced the role of many traditional paper forms. Electronic substitution has continued to accelerate in directory printing in part driven by environmental concerns and cost pressures at key customers. Despite rapid growth in the adoption of e-books, the Company does not believe there has been a significant impact on the volume of print. However, management does expect to see an increasing impact on print book volume as e-book penetration continues to expand. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions that offer customers innovative services and solutions and further secure the Company’s position as a technology leader in the industry.

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals. In addition, the integration of Bowne will continue to result in additional restructuring charges.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2011 and future years to be in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Recent strengthening of economic conditions, combined with paper industry capacity reductions, caused paper prices to increase during the first quarter of 2011, and increases in future years are expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed substantially all increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On April 17, 2011, new postage rates went into effect for certain classes of mail in the United States. The new rates increased the cost of mailing these classes of mail by approximately 1.7%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers on programs to minimize costs and ensure the viability of postal distribution. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates. In addition, the Company offers innovative products and services to minimize customers’ postal costs and has invested in equipment and technology to meet customer demand for these services.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the three months ended March 31, 2011 compared to expected results as of October 31, 2010. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Based on this interim assessment, management concluded that as of March 31, 2011, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Significant change in global economic conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to October 31, 2011, the Company’s next annual measurement date. Any required interim impairment reviews could result in a material goodwill impairment charge.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

The following table shows the results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in millions)
Net sales
Products	$2,266.4	$2,170.9	$95.5	4.4%
Services	317.1	244.2	72.9	29.9%

Total net sales	2,583.5	2,415.1	168.4	7.0%
Products cost of sales (exclusive of depreciation and amortization shown below)	1,726.8	1,660.8	66.0	4.0%
Services cost of sales (exclusive of depreciation and amortization shown below)	229.4	180.9	48.5	26.8%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	326.9	273.5	53.4	19.5%
Restructuring and impairment charges	50.8	15.5	35.3	227.7%
Depreciation and amortization	140.2	138.6	1.6	1.2%

Total operating expenses	2,474.1	2,269.3	204.8	9.0%

Income from operations	$109.4	$145.8	$(36.4)	(25.0%)

Consolidated

Net sales of products for the three months ended March 31, 2011 increased $95.5 million, or 4.4%, to $2,266.4 million versus the same period in the prior year. Net sales of products increased due to the acquisition of Bowne, higher volume driven by increased business in Asia, Europe and Latin America and higher capital market transactions. Changes in foreign exchange rates also increased net sales by $14.1 million, or 0.6%. These increases were partially offset by decreases in net sales primarily attributable to the production and distribution of materials for the U.S. Census in the first quarter of 2010, continued price pressure and reductions in pass-through paper sales in directories.

Net sales from services for the three months ended March 31, 2011 increased $72.9 million, or 29.9%, to $317.1 million versus the same period in the prior year. Net sales from services increased due to the acquisition of Bowne, higher logistics volumes driven in part by growth in mail center and commingling services and changes in foreign exchange rates of $1.3 million, or 0.5%.

Products cost of sales increased $66.0 million to $1,726.8 million for the three months ended March 31, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and increased capital market transactions, partially offset by higher pricing on materials. Products cost of sales as a percentage of products net sales decreased from 76.5% to 76.2%, reflecting continued productivity efforts and a higher recovery on print-related by-products, partially offset by continued price pressures.

Services cost of sales increased $48.5 million to $229.4 million for the three months ended March 31, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and logistics volume increases. Services cost of sales decreased from 74.1% to 72.3%, reflecting the acquisition of Bowne and continued productivity efforts.

Selling, general and administrative expenses increased $53.4 million to $326.9 million for the three months ended March 31, 2011 versus the same period in the prior year due to the acquisition of Bowne and higher pension and other benefits-related expenses, partially offset by cost savings from restructuring activities. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 11.3% to 12.7%, reflecting the acquisition of Bowne and increased pension and other benefits-related expenses.

For the three months ended March 31, 2011, the Company recorded net restructuring and impairment charges of $50.8 million compared to $15.5 million in the same period of 2010. In 2011, these charges included $24.8 million for workforce reductions of 709 employees (of whom 436 were terminated as of March 31, 2011) associated with actions resulting from the reorganization of certain operations. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges included the announced closing of one book and directories manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $17.9 million and $8.1 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the announced facility closings. Restructuring charges for the three months ended March 31, 2010 included $9.2 million for workforce reductions of 504 employees (all of whom were terminated as of March 31, 2011) associated with actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment, as well as the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. In addition, the Company recorded $1.0 million of impairment charges of other long-lived assets and $5.3 million of other restructuring costs, including lease termination and other facility closure costs. Management believes that certain restructuring activities will continue throughout the remainder of 2011, as the Company continues to integrate Bowne and streamline its manufacturing, sales and administrative operations.

Depreciation and amortization increased $1.6 million to $140.2 million for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to higher amortization expense associated with customer relationship intangible assets resulting from the acquisition of Bowne, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $28.5 million and $24.7 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the three months ended March 31, 2011 and 2010, respectively.

Income from operations for the three months ended March 31, 2011 was $109.4 million, a decrease of 25.0% compared to the three months ended March 31, 2010. The decrease was primarily driven by the higher restructuring and impairment charges in 2011, continued price pressure and higher pension and other benefits-related expenses, partially offset by higher volume, primarily related to the Bowne acquisition, procurement savings and benefits achieved from restructuring activities.

Net interest expense increased by $2.2 million for the three months ended March 31, 2011 versus the same period in 2010, primarily due to the issuance of $400 million of 7.625% senior notes on June 21, 2010, partially offset by the repayment of $325.7 million of 4.95% senior notes that matured on May 15, 2010.

Net investment and other expense for the three months ended March 31, 2011 and 2010 was an expense of $0.2 million and $9.0 million, respectively. For the three months ended March 31, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests.

The effective income tax rate for the three months ended March 31, 2011 was 33.1% compared to 40.0% in the same period of 2010. The higher effective tax rate in 2010 was primarily due to a $3.3 million charge in the three months ended March 31, 2010 associated with the enactment of the Patient Protection and Affordable Care Act.

Income (loss) attributable to noncontrolling interests was income of $0.4 million for the three months ended March 31, 2011 and a loss of $3.9 million for the three months ended March 31, 2010. The loss in 2010 as compared to income in 2011 primarily reflects the impact of the 2010 currency devaluation in Venezuela.

Net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2011 was $33.9 million or $0.16 per diluted share compared to $52.6 million or $0.25 per diluted share for the three months ended March 31, 2010. In addition to the factors described above, the per share results reflect an increase in weighted-average diluted shares outstanding of 0.8 million due to higher dilution resulting from the issuance of shares related to the vesting of restricted stock units and exercise of stock options.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net sales	$1,941.1	$1,836.8
Income from operations	141.9	163.8
Operating margin	7.3%	8.9%
Restructuring and impairment charges	38.2	5.9

	For the Three Months Ended March, 31,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$458.0	$454.8	$3.2	0.7%
Books and directories	316.7	328.6	(11.9)	(3.6%)
Variable print	315.0	341.3	(26.3)	(7.7%)
Financial print	240.8	125.5	115.3	91.9%
Forms and labels	199.3	206.5	(7.2)	(3.5%)
Logistics	161.4	136.1	25.3	18.6%
Commercial	154.2	147.2	7.0	4.8%
Office products	57.7	59.9	(2.2)	(3.7%)
Premedia	38.0	36.9	1.1	3.0%

Total U.S. Print and Related Services	$1,941.1	$1,836.8	$104.3	5.7%

Net sales for the U.S. Print and Related Services segment for the three months ended March 31, 2011 were $1,941.1 million, an increase of $104.3 million, or 5.7%, compared to the same period in 2010. Net sales increased due to the acquisition of Bowne and higher logistics volumes and capital market transactions. The increases not related to the Bowne acquisition were more than offset by the production and distribution of materials for the U.S. Census in 2010, continued price pressures and lower volume in both books and directories. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales increased due to increases in pass-through paper sales and volume, mostly offset by continued price pressures.

•	Books and directories: Sales decreased primarily as a result of lower volume in both books and directories as well as lower pass-through paper sales in directories.

•

Variable print: Sales decreased as a result of the production and distribution of materials for the U.S. Census in 2010 and lower statement printing volume, partially offset by the acquisition of Bowne and higher direct mailings from financial services customers.

•	Financial print: Sales increased due to the Bowne acquisition, increased capital market transactions and higher investment management and compliance volume.

•	Forms and labels: Sales decreased due to continued price pressure on both forms and labels and lower forms volume, partially offset by increased volume in labels.

•	Logistics: Sales increased primarily due to higher print and other logistics services volumes along with growth in mail center and commingling services, as well as higher fuel surcharges.

•	Commercial: Sales increased due to higher volume from new customers, partially offset by increased price pressure.

•	Office products: Sales decreased due to lower volume and unfavorable mix.

•	Premedia: Sales increased due to volume from new customers and higher volume from existing customers, partially offset by lower pricing.

U.S. Print and Related Services segment income from operations decreased $21.9 million for the three months ended March 31, 2011 mainly driven by higher restructuring and impairment charges and continued price pressures, partially offset by the acquisition of Bowne. Operating margins in the U.S. Print and Related Services segment decreased from 8.9% to 7.3% for the three months ended March 31, 2011, substantially all of which was attributable to higher restructuring and impairment charges.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net sales	$642.4	$578.3
Income from operations	44.1	33.7
Operating margin	6.9%	5.8%
Restructuring and impairment charges	9.2	9.5

	Net Sales for the Three Months Ended March, 31,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Asia	$135.9	$98.4	$37.5	38.1%
Business process outsourcing	135.0	148.3	(13.3)	(9.0%)
Europe	114.1	95.9	18.2	19.0%
Latin America	112.6	97.9	14.7	15.0%
Global Turnkey Solutions	74.6	82.1	(7.5)	(9.1%)
Canada	70.2	55.7	14.5	26.0%

Total International	$642.4	$578.3	$64.1	11.1%

Net sales for the International segment for the three months ended March 31, 2011 were $642.4 million, an increase of $64.1 million, or 11.1%, compared to the same period in 2010. The net sales increase is due to increased business in Asia, Europe and Latin America, the acquisition of Bowne and changes in foreign exchange rates of $15.2 million, or 2.6%. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume of books exported to the U.S. and Europe, higher domestic sales of catalogs and retail inserts and increased volume from technology manuals and packaging products, partially offset by continued price pressures.

•	Business process outsourcing: Sales decreased due to lower direct mailings, pass-through sales and expiring contracts.

•

Europe: Sales increased due to higher commercial print volume, increased technology manuals and other packaging products volume and the acquisition of Bowne, partially offset by declining prices and lower directory volume.

•

Latin America: Sales increased due to higher commercial print volumes in Argentina, Chile and Mexico, increased sales of books in Brazil and Chile and changes in foreign exchange rates, partially offset by the continued decline in forms volumes in Brazil.

•	Global Turnkey Solutions: Sales decreased due to lower volume from one existing customer and an expiring contract, partially offset by volume increases across the rest of the reporting unit.

•	Canada: Sales increased due to the acquisition of Bowne and changes in foreign exchange rates, partially offset by lower forms volume.

Income from operations increased $10.4 million primarily due to increased business in Asia, Europe and Latin America and the acquisition of Bowne. Operating margins as a percentage of sales increased from 5.8% to 6.9% for the three months ended March 31, 2011. The increase resulted from higher volumes, partially offset by lower prices.

Corporate

Corporate operating expenses in the three months ended March 31, 2011 were $76.6 million, an increase of $24.9 million compared to the same period in 2010. The increase was driven by higher pension and other benefits-related expenses, an increase in information technology spending, higher restructuring and impairment charges of $3.3 million and the acquisition of Bowne.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the three months ended March 31, 2011 and 2010.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $7.2 million for the three months ended March 31, 2011, compared to net cash provided by operating activities of $75.6 million for the same period last year. The decrease in operating cash flow reflects significantly higher incentive compensation payments in the first quarter of 2011 compared to 2010 because the payments in 2010 were under the 2009 incentive compensation plan, which deferred payments over four years. Additionally, the higher incentive compensation payments in 2011 were due to better operating results in 2010 as compared to the results in 2009. The remaining decreases were due to restructuring payments related to the Bowne acquisition and increases in working capital associated with higher financial services and international volumes, partially offset by the $57.5 million payment in January 2010 related to the termination of the long-term customer contract in 2009.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $64.3 million compared to $63.3 million for the three months ended March 31, 2010. Net cash used for the acquisition of Journalism Online in the three months ended March 31, 2011 was $19.6 million. The Company used $12.0 million to purchase a long-term investment and $11.7 million to purchase a short-term deposit during the three months ended March 31, 2010. Capital expenditures were $47.1 million, an increase of $7.2 million compared to the first quarter of 2010. The Company expects that capital expenditures for 2011 will be approximately $250 million to $275 million, compared to $229.4 million in 2010.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 was $56.4 million compared to $51.6 million in the same period of 2010. Net repayments under the Company’s revolving credit agreement (the “Credit Agreement”) were $10.0 million for the three months ended March 31, 2011. The net change in short-term debt was a cash inflow of $2.0 million during the three months ended March 31, 2011 as compared to a cash outflow of $3.8 million in 2010.

Dividends

On January 13, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable to RR Donnelley shareholders of record on January 28, 2011, and the total amount of $53.7 million was paid on March 1, 2011. On April 7, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2011 to RR Donnelley shareholders of record on April 22, 2011.

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

Cash and cash equivalents of $399.3 million as of March 31, 2011 included $54.3 million that were readily available in the U.S. and $345.0 million that were available at international locations, most of which is subject to U.S. federal income taxes and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $1.75 billion revolving unsecured and committed credit agreement (the “Credit Agreement”) which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending financial institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing and will be calculated according to a base or Eurocurrency rate plus an applicable margin. The Company pays annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement can be used for general corporate purposes, including letters of credit and as a backstop for the issuance of commercial paper. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Credit Agreement. Based on the Company’s results of operations for the twelve months ended March 31, 2011 and existing term debt structure, as shown in the table below, the Company could utilize approximately $1.6 billion of the $1.75 billion Credit Agreement and not be in violation of those financial covenants. However, the Company does not expect the reduction in availability on the Credit Agreement to impact its ability to meet its liquidity requirements. In addition, borrowings under the Credit Agreement are subject to certain conditions, all of which were met at March 31, 2011. As of March 31, 2011, there were $110.0 million of borrowings outstanding under the Credit Agreement.

The Company also has $108.3 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2011, the Company had $59.3 million in outstanding letters of credit, of which $37.4 million reduced availability under the Credit Agreement and $14.0 million reduced availability under uncommitted facilities outside of the U.S. As of March 31, 2011, the Company had no commercial paper outstanding. The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution were added. Currently, the Facility is supported by 21 U.S. and international financial institutions. The current availability on the Credit Agreement is shown in the following table:

March 31, 2011
(in millions)
Availability
Committed credit facility	$1,750.0
Availability reduction from covenants	70.6

1,679.4
Usage
Borrowings under the committed credit facility	110.0

110.0

Current availability at March 31, 2011	$1,569.4

The Company was in compliance with its debt covenants as of March 31, 2011, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2011 and the foreseeable future; however, as of March 31, 2011, as shown in the table above, the Company may borrow approximately $1.6 billion of the $1.75 billion currently not utilized under the Credit Agreement, as borrowings above $1.6 billion would cause the Company to violate certain debt covenants in the Credit Agreement. In addition, the Company met all the conditions required to borrow under the Credit Agreement as of March 31, 2011 and management expects the Company to continue to meet the applicable borrowing conditions.

On March 31, 2011, Moody’s Investors Service reaffirmed the Company’s senior unsecured debt ratings and short-term credit rating at Baa3 and P-3, respectively, but placed the Company’s ratings on negative outlook. On April 29, 2011, Standard & Poor’s Ratings Services reaffirmed the Company’s long-term corporate credit and senior unsecured debt ratings at BBB and maintained the Company’s short-term credit rating at A-3.

On March 24, 2011, the Company acquired Journalism Online for a purchase price of $20.0 million. The Company financed the acquisition with cash on hand.

On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion. The Company terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares of the Company’s common stock.

As part of this program, the Company intends to enter into an accelerated share repurchase agreement (“ASR”) with an investment bank under which the Company will repurchase $500 million of its common stock, subject to adjustment. The Company expects to pay the $500 million purchase price and to receive an initial delivery of shares from the investment bank shortly after entering into the ASR. The total number of shares to be repurchased under the ASR will be determined based upon the volume weighted average price of the Company’s common stock (subject to any discount or premium agreed upon with the investment bank) over an averaging period, which is expected to end around the end of the year. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period. The Company expects the upfront payment of $500 million will be funded using a combination of borrowings under the Company’s credit agreement and cash on hand.

The ASR will be accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares will result in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share from the effective date of the agreement. The forward stock purchase contract will be classified as an equity instrument.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of March 31, 2011, approximately 79.5% of the Company’s outstanding debt was comprised of fixed-rate debt. At March 31, 2011, the Company’s exposure to rate fluctuations on variable-interest borrowings was $724.2 million, including $600.0 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $124.2 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of March 31, 2011, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $129.2 million. Net unrealized losses from these foreign exchange forward contracts were $0.1 million at March 31, 2011. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows; and would change the fair values of fixed rate debt at March 31, 2011 and December 31, 2010 by approximately $93.1 million and $101.8 million, respectively.

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

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2011 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2011 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2011 – January 31, 2011	57,168	$17.71	—	10,000,000
February 1, 2011 – February 28, 2011	169,304	18.49	—	10,000,000
March 1, 2011 – March 31, 2011	349,753	18.09	—	10,000,000

Total	576,225	$18.17	—	10,000,000

(1)	As of March 31, 2011, the Company was authorized under the terms of its share repurchase program to repurchase 10.0 million shares. Such purchases may be made from time to time and discontinued at any time.
(2)	Shares withheld for tax liabilities upon vesting of equity awards.

Item 5.	Other Information

(a) Miles W. McHugh has resigned as the Company’s Executive Vice President, Chief Financial Officer effective on May 3, 2011.

(b) On May 3, 2011, the Company announced that Daniel N. Leib has been appointed as Executive Vice President, Chief Financial Officer effective May 3, 2011.

On May 3, 2011, the Company and Mr. Leib entered into an amended and restated employment agreement (the “Amended and Restated Employment Agreement”) pursuant to which Mr. Leib agreed to serve as the Company’s Executive Vice President, Chief Financial Officer. Under the terms of the Amended and Restated Employment Agreement Mr. Leib will:

•	Receive a base salary to be paid at a rate of $500,000 per year; and

•	Be eligible to receive an annual bonus with a target bonus opportunity of 150% of base salary.

The Amended and Restated Employment Agreement further provides that if the Company terminates Mr. Leib’s employment without Cause (as defined in the Amended and Restated Employment Agreement) or Mr. Leib terminates his employment for Good Reason (as defined in the Amended and Restated Employment Agreement):

•	the Company will pay Mr. Leib an amount equal to 1.5 times his then current base salary and target bonus paid over 18 months;

•	Mr. Leib will be entitled to 18 months of COBRA-subsidized medical benefits; and

•	all outstanding equity grants previously issued to Mr. Leib will vest 100% as of the date of termination.

Mr. Leib, 44, has been Group Chief Financial Officer and Senior Vice President, Mergers and Acquisitions of the Company since August 2009 and was Treasurer until February 2010; prior thereto Mr. Leib served as the Company’s Senior Vice President, Treasurer, Mergers and Acquisitions and Investor Relations since July 2007. Prior to this, from May 2004 to 2007, Mr. Leib served in various capacities in financial management, corporate strategy and investor relations with the Company.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated December 17, 2010 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 17, 2010, filed on December 17, 2010)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010)*

10.5	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.6	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.8	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.12	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.13	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.14	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.25	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.28	Form of Performance Share Unit Award Agreement (filed herewith)*

10.29	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.33	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.34	Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (filed herewith)*

10.35	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.36	Amended Management By Objective Plan (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.37	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 22, 2011)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

R.R. DONNELLEY & SONS COMPANY

By:	/s/ DANIEL N. LEIB
Daniel N. Leib Executive Vice President and Chief Financial Officer

By:	/s/ ANDREW B. COXHEAD
Andrew B. Coxhead Senior Vice President and Controller (Chief Accounting Officer)

Date: May 4, 2011