Form 10-Q
period 2011-06-30
RR Donnelley & Sons Co
filed 2011-08-03
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 187.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$363.0	$519.1
Receivables, less allowance for doubtful accounts of $64.9 in 2011 (2010—$71.0)	2,011.0	1,922.9
Income taxes receivable	68.0	49.3
Inventories (Note 3)	580.0	560.6
Prepaid expenses and other current assets	145.7	115.4

Total current assets	3,167.7	3,167.3

Property, plant and equipment—net (Note 4)	2,031.5	2,138.7
Goodwill (Note 5)	2,619.5	2,526.8
Other intangible assets—net (Note 5)	727.3	775.0
Other noncurrent assets	480.2	475.4

Total assets	$9,026.2	$9,083.2

LIABILITIES
Accounts payable	$924.7	$939.8
Accrued liabilities	815.8	902.2
Short-term and current portion of long-term debt (Note 14)	649.6	131.4

Total current liabilities	2,390.1	1,973.4

Long-term debt (Note 14)	3,427.7	3,398.6
Pension liability	530.0	533.0
Postretirement benefits	220.9	287.4
Deferred income taxes	190.7	174.5
Other noncurrent liabilities	460.1	470.9

Total liabilities	7,219.5	6,837.8

Commitments and contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2011 and 2010	303.7	303.7
Additional paid-in capital	2,779.6	2,907.0
Retained earnings	608.7	670.2
Accumulated other comprehensive loss	(375.7)	(490.4)
Treasury stock, at cost, 55.2 shares in 2011 (2010—36.4 shares)	(1,528.9)	(1,166.2)

Total RR Donnelley shareholders’ equity	1,787.4	2,224.3
Noncontrolling interests	19.3	21.1

Total equity	1,806.7	2,245.4

Total liabilities and equity	$9,026.2	$9,083.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Products	$2,356.9	$2,157.4	$4,623.3	$4,328.3
Services	266.5	251.2	583.6	495.4

Total net sales	$2,623.4	$2,408.6	$5,206.9	$4,823.7
Products cost of sales (exclusive of depreciation and amortization shown below)	1,777.2	1,636.1	3,504.0	3,296.9
Services cost of sales (exclusive of depreciation and amortization shown below)	204.4	183.5	433.8	364.4
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	309.3	268.2	636.2	541.7
Restructuring and impairment charges—net (Note 6)	75.7	10.7	126.5	26.2
Depreciation and amortization	140.7	134.8	280.9	273.4

Total operating expenses	2,507.3	2,233.3	4,981.4	4,502.6

Income from operations	116.1	175.3	225.5	321.1
Interest expense—net	61.3	52.8	119.2	108.5
Investment and other income (expense)—net	10.0	(0.8)	9.8	(9.8)
Loss on debt extinguishment	(68.6)	—	(68.6)	—

Earnings (loss) before income taxes	(3.8)	121.7	47.5	202.8
Income tax expense (benefit)	(16.3)	32.2	0.7	64.6

Net earnings	12.5	89.5	46.8	138.2
Less: Income (loss) attributable to noncontrolling interests	0.3	0.7	0.7	(3.2)

Net earnings attributable to RR Donnelley common shareholders	$12.2	$88.8	$46.1	$141.4

Earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.06	$0.43	$0.23	$0.69
Diluted net earnings per share	$0.06	$0.42	$0.23	$0.68
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Weighted average number of common shares outstanding (Note 10):
Basic	196.7	206.3	201.9	206.0
Diluted	199.5	209.9	204.5	209.4

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$46.8	$138.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Impairment charges	32.4	2.5
Depreciation and amortization	280.9	273.4
Provision for doubtful accounts receivable	7.5	4.7
Share-based compensation	16.4	16.0
Deferred taxes	(28.6)	(38.6)
Change in uncertain tax positions	(6.1)	—
Gain on sale of investments and other assets - net	(12.8)	(0.6)
Loss related to Venezuela currency devaluation	—	8.9
Loss on debt extinguishment	68.6	—
Other	15.1	19.3
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(75.3)	(56.2)
Inventories	(13.2)	13.9
Prepaid expenses and other current assets	(14.8)	(5.6)
Accounts payable	(30.4)	(34.2)
Income taxes payable and receivable	(22.8)	20.9
Accrued liabilities and other	(95.6)	(93.5)

Net cash provided by operating activities	168.1	269.1

INVESTING ACTIVITIES
Capital expenditures	(128.2)	(94.5)
Acquisition of businesses, net of cash acquired	(75.4)	1.8
Proceeds from return of capital and sale of investments and other assets	2.1	14.3
Purchases of investments	(7.0)	(23.7)
Transfers from restricted cash	0.1	0.1

Net cash used in investing activities	(208.4)	(102.0)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	600.0	400.0
Net change in short-term debt	4.6	(4.0)
Payments of current maturities and long-term debt	(481.6)	(326.6)
Net proceeds from credit facility borrowings	355.0	—
Debt issuance costs	(9.6)	(2.6)
Issuance of common stock	7.1	6.6
Payments for the acquisition of common stock	(500.0)	—
Dividends paid	(107.7)	(107.1)
Distributions to noncontrolling interests	(2.2)	(1.6)

Net cash used in financing activities	(134.4)	(35.3)

Effect of exchange rate on cash and cash equivalents	18.6	(15.2)
Net (decrease) increase in cash and cash equivalents	(156.1)	116.6
Cash and cash equivalents at beginning of period	519.1	499.2

Cash and cash equivalents at end of period	$363.0	$615.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 22, 2011. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

2. Acquisitions

2011 Acquisitions

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions. As the Company previously held a 23.7% equity investment in Helium, the purchase price for the remaining equity of Helium was $57.0 million net of cash acquired of $0.1 million and included an amount due from Helium of $1.1 million. The fair value of the Company’s previously held equity investment was $12.8 million, resulting in the recognition of a $10.0 million gain, which is reflected in investment and other income (expense) in the Condensed Consolidated Statements of Operations. The fair value of the previously held equity investment was determined based on the purchase price paid for the remaining equity less an estimated control premium and was determined to be Level 3 under the fair value hierarchy. Other than this gain, the Company’s Condensed Consolidated Statements of Operations were not impacted by this acquisition for the three and six months ended June 30, 2011. Helium’s operations are included in the U.S. Print and Related Services segment.

On March 24, 2011, the Company acquired Journalism Online, LLC (“Journalism Online”), an online provider of tools that allow consumers to purchase online subscriptions from publishers. The purchase price for Journalism Online was $19.6 million net of cash acquired of $0.4 million. Journalism Online’s operations are included in the U.S. Print and Related Services segment.

The operations of these acquired businesses are complementary to the Company’s existing products and services. Journalism Online’s Press+ offering provides subscription management and online content payment services that increase the breadth of services the Company offers to its existing base of publishing customers. The ability to bundle Helium’s content development solutions with the Company’s complete offering of content delivery resources addresses customers’ needs across the full breadth of the supply chain.

The Journalism Online and Helium acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the previously-held investments in Helium over the net

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill related to Helium is not tax deductible. Based on the valuations, the final purchase price allocations for these 2011 acquisitions were as follows:

Accounts receivable	$0.6
Property, plant and equipment and other long-term assets	3.3
Amortizable intangible assets	0.5
Goodwill	78.8
Accounts payable and accrued liabilities	(0.8)
Deferred taxes-net	7.0

Total purchase price-net of cash acquired	89.4
Less: fair value of Company’s previously-held investments in Helium	13.9

Net cash paid	$75.5

The fair values of property, plant and equipment, amortizable intangible assets and goodwill associated with the acquisitions of Journalism Online and Helium were determined to be Level 3 under the fair value hierarchy.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The Bowne, Nimblefish and 8touches acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, most of which is not tax deductible. Based on the valuations, the final purchase price allocations for these 2010 acquisitions were as follows:

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

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2011 and 2010 presents the combined results of operations of the Company, Helium, Journalism Online, Bowne, Nimblefish and 8touches as if the acquisitions had occurred at January 1, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$2,624.2	$2,616.4	$5,208.6	$5,210.5
Net earnings attributable to RR Donnelley common shareholders	20.6	80.2	79.7	116.4
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.10	$0.39	$0.39	$0.57

Diluted	$0.10	$0.38	$0.39	$0.56

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The unaudited pro forma financial information for the three months ended June 30, 2011 and 2010 included $28.8 million and $28.5 million, respectively, for the amortization of purchased intangibles. Amortization of purchased intangibles for the six months ended June 30, 2011 and 2010 was $57.3 million and $57.5 million, respectively. In addition, the unaudited pro forma financial information includes restructuring and impairment charges from operations of $47.8 million and $37.8 million for the three months ended June 30, 2011 and 2010, respectively. Restructuring and impairment charges for the six months ended June 30, 2011 and 2010 were $62.0 million and $89.6 million, respectively. The pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and amortization of purchased assets, pre-tax	$(0.2)	$(0.1)	$1.4	$(1.5)
Acquisition expenses, pre-tax	0.7	3.1	0.8	5.9
Restructuring and impairment charges, pre-tax	27.9	(24.9)	64.5	(57.1)
Inventory fair value adjustment, pre-tax	—	—	3.6	(5.7)
Other pro forma adjustments, pre-tax	(8.1)	(0.6)	(7.2)	6.9
Income taxes	(11.2)	9.7	(27.2)	25.1

3. Inventories

	June 30, 2011	December 31, 2010
Raw materials and manufacturing supplies	$258.0	$259.6
Work in process	200.5	184.3
Finished goods	215.5	204.7
LIFO reserve	(94.0)	(88.0)

Total	$580.0	$560.6

4. Property, Plant and Equipment

	June 30, 2011	December 31, 2010
Land	$109.9	$111.4
Buildings	1,213.6	1,197.9
Machinery and equipment	6,174.8	6,098.8

Property, plant and equipment—gross cost	7,498.3	7,408.1
Less: Accumulated depreciation	(5,466.8)	(5,269.4)

Total	$2,031.5	$2,138.7

During the three and six months ended June 30, 2011, depreciation expense was $106.1 million and $212.3 million, respectively. During the three and six months ended June 30, 2010, depreciation expense was $106.5 million and $216.5 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $7.3 million at June 30, 2011 and $6.5 million at December 31, 2010. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

Goodwill at June 30, 2011 and December 31, 2010 and changes during the six months ended June 30, 2011 were as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2010
Goodwill	$3,141.7	$1,298.5	$4,440.2
Accumulated impairment losses	(939.2)	(974.2)	(1,913.4)

Total	2,202.5	324.3	2,526.8

Acquisitions	78.8	—	78.8
Foreign exchange and other adjustments	(0.2)	14.1	13.9

Net book value at June 30, 2011
Goodwill	3,220.3	1,343.5	4,563.8
Accumulated impairment losses	(939.2)	(1,005.1)	(1,944.3)

Total	$2,281.1	$338.4	$2,619.5

The components of other intangible assets at June 30, 2011 and December 31, 2010 were as follows:

Other Intangible Assets	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$29.4	$(23.6)	$5.8	$25.7	$(23.0)	$2.7
Patents	98.3	(89.7)	8.6	98.3	(83.6)	14.7
Customer relationship intangibles	1,257.7	(577.6)	680.1	1,244.3	(519.8)	724.5
Trade names	23.3	(8.6)	14.7	22.7	(7.7)	15.0

Total amortizable purchased intangible assets	1,408.7	(699.5)	709.2	1,391.0	(634.1)	756.9
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,426.8	$(699.5)	$727.3	$1,409.1	$(634.1)	$775.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

During the six months ended June 30, 2011, the Company recorded the following additions to intangible assets:

	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$3.8	4.5
Trade names	0.5	5.0

Total additions	$4.3

Amortization expense for other intangible assets was $28.8 million and $24.3 million for the three months ended June 30, 2011 and 2010, respectively, and $57.3 million and $49.0 million for the six months ended June 30, 2011 and 2010, respectively. The estimated annual amortization expense related to intangible assets as of June 30, 2011 is as follows:

For the year ending December 31,	Amount
2011	$114.1
2012	101.1
2013	98.4
2014	96.0
2015	88.5
2016 and thereafter	268.4

Total	$766.5

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2011 and 2010, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$22.0	$19.5	$23.6	$65.1	$1.2	$1.3	$1.0	$3.5
International	6.7	2.6	0.5	9.8	4.9	1.3	0.3	6.5
Corporate	0.5	0.1	0.2	0.8	—	0.5	0.2	0.7

Total	$29.2	$22.2	$24.3	$75.7	$6.1	$3.1	$1.5	$10.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the six months ended June 30, 2011 and 2010, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$36.8	$36.0	$30.5	$103.3	$4.1	$3.3	$2.0	$9.4
International	14.6	3.4	1.0	19.0	11.3	4.4	0.3	16.0
Corporate	2.6	0.7	0.9	4.2	(0.1)	0.7	0.2	0.8

Total	$54.0	$40.1	$32.4	$126.5	$15.3	$8.4	$2.5	$26.2

For the three and six months ended June 30, 2011, the Company recorded net restructuring charges of $29.2 million and $54.0 million, respectively, related to employee termination costs for 1,859 employees, of whom 1,106 were terminated as of June 30, 2011. These charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as the completed or announced closing of three book and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred multi-employer pension plan partial withdrawal charges, lease termination and other restructuring charges of $22.2 million and $40.1 million for the three and six months ended June 30, 2011, respectively. Of this amount, $15.8 million related to multi-employer pension plan partial withdrawal charges primarily attributable to the announced closing of three manufacturing facilities within the U.S. Print and Related Services segment. For the three and six months ended June 30, 2011, the Company also recorded $24.3 million and $32.4 million, respectively, of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions.

For the three and six months ended June 30, 2010, the Company recorded net restructuring charges of $6.1 million and $15.3 million, respectively, for employee termination costs for 851 employees, all of whom were terminated as of June 30, 2011. These terminations were associated with actions resulting from the reorganization of certain operations, including those within the business process outsourcing and Latin America reporting units. In addition, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one forms and labels manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $3.1 million and $8.4 million, respectively, for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2010, the Company also recorded $1.5 million and $2.5 million, respectively, of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Restructuring Reserve

The restructuring reserve as of June 30, 2011 and December 31, 2010 and changes during the six months ended June 30, 2011 were as follows:

	December 31, 2010	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	June 30, 2011
Employee terminations	$11.2	$54.0	$0.1	$(24.3)	$41.0
Lease terminations	28.1	14.9	0.7	(14.0)	29.7
Multi-employer pension withdrawal obligations	13.6	15.8	—	(0.2)	29.2
Other	1.1	9.4	(1.1)	(7.8)	1.6

Total	$54.0	$94.1	$(0.3)	$(46.3)	$101.5

The current portion of restructuring reserves of $58.2 million was included in accrued liabilities at June 30, 2011, while the long-term portion of $43.3 million, primarily related to multi-employer pension plan partial withdrawal charges and lease termination costs, was included in other noncurrent liabilities at June 30, 2011.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June of 2012.

Payments on certain of the lease obligations are scheduled to continue until 2026 and payments on certain of the multi-employer pension plan partial withdrawal charges are scheduled to continue until 2021. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

7. Employee Benefits

The components of the estimated pension and postretirement benefits expense for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pension expense
Service cost	$21.5	$20.1	$42.8	$40.2
Interest cost	48.9	45.9	97.0	91.9
Expected return on assets	(67.3)	(64.4)	(134.4)	(128.9)
Amortization, net	12.8	6.4	25.0	12.7

Net pension expense	$15.9	$8.0	$30.4	$15.9

Postretirement benefits expense
Service cost	$2.3	$3.0	$4.6	$6.1
Interest cost	6.2	7.1	12.4	14.2
Expected return on assets	(3.8)	(3.9)	(7.6)	(7.8)
Amortization, net	(1.3)	(2.3)	(2.5)	(4.7)

Net postretirement benefits expense	$3.4	$3.9	$6.9	$7.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

As a result of the adoption of the Patient Protection and Affordable Care Act, the Company decided to convert its current prescription drug program for certain medicare-eligible retirees to a group-based Company sponsored Medicare Part D program, or Employer Group Waiver Program (“EGWP”). Beginning January 1, 2013, EGWP subsidies to or for the benefit of this program will be used to reduce the Company’s net retiree medical and prescription drug costs until such Company net costs are eliminated, and any EGWP subsidies received in excess of the amount necessary to offset such net costs will be used to reduce the included group of retirees’ premiums. This change became effective in the second quarter of 2011 and is accounted for as a plan amendment, which resulted in the Company reducing its postretirement benefits liability by $81.5 million to $220.9 million.

8. Share-Based Compensation

The Company recognizes compensation expense, based on estimated grant date fair values, for all share-based awards issued to employees and directors, including stock options and restricted stock units. The total compensation expense related to all share-based compensation plans was $9.9 million and $16.4 million for the three and six months ended June 30, 2011, respectively. The total compensation expense related to all share-based compensation plans was $7.8 million and $16.0 million for the three and six months ended June 30, 2010, respectively.

Stock Options

The Company granted 200,000 and 540,000 stock options during the six months ended June 30, 2011 and 2010, respectively. The fair market value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of these stock options was determined using the following assumptions:

	2011	2010
Expected volatility	36.69%	35.61%
Risk-free interest rate	2.54%	2.75%
Expected life (years)	6.25	6.25
Expected dividend yield	4.57%	4.19%

The grant date fair market value of these options was $4.39 and $4.81 per stock option for the six months ended June 30, 2011 and 2010, respectively.

Stock options as of June 30, 2011 and December 31, 2010 and changes during the six months ended June 30, 2011 were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	4,155	$20.80	6.3	$14.4
Granted	200	18.62	9.7
Exercised	(108)	9.25
Cancelled/forfeited/expired	(202)	24.96

Outstanding at June 30, 2011	4,045	20.73	6.3	$16.9

Exercisable at June 30, 2011	1,056	$11.48	5.3	$8.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2011 and December 31, 2010, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011 and December 31, 2010. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and six months ended June 30, 2011 was less than $0.1 million and $1.0 million, respectively. Total intrinsic value of options exercised for the three and six months ended June 30, 2010 was $0.1 million and $2.1 million, respectively.

Compensation expense related to stock options for the three and six months ended June 30, 2011 was $0.6 million and $1.4 million, respectively. Compensation expense related to stock options for the three and six months ended June 30, 2010 was $0.8 million and $1.5 million, respectively. As of June 30, 2011, $4.2 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of June 30, 2011 and December 31, 2010 and changes during the six months ended June 30, 2011 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	5,430	$12.96
Granted	1,524	16.37
Vested	(1,858)	12.93
Forfeited	(49)	15.42

Nonvested at June 30, 2011	5,047	$13.97

Compensation expense related to restricted stock units for the three and six months ended June 30, 2011 was $9.0 million and $14.4 million, respectively. Compensation expense related to restricted stock units for the three and six months ended June 30, 2010 was $7.0 million and $14.5 million, respectively. As of June 30, 2011, there was $37.6 million of unrecognized share-based compensation expense related to approximately 4.8 million restricted stock unit awards, with a weighted-average grant date fair market value of $13.87, which are expected to vest over a weighted-average period of 2.3 years.

Performance Share Units

During the six months ended June 30, 2011, a total of 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets for the three years ending December 31, 2013. Distributions under these awards are payable at the end of the performance period, which is January 1, 2011 through December 31, 2013, in common stock or cash, at the Company’s discretion. The total potential payouts range from 117,500 shares to 235,000 shares should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company.

Compensation expense is currently being recognized based on an estimated payout of 235,000 shares. Compensation expense related to performance share unit awards for the three and six months ended June 30,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

2011 was $0.3 million and $0.6 million, respectively. As of June 30, 2011, there was $3.0 million of unrecognized share-based compensation expense related to performance share unit awards, which is expected to be recognized over a period of 2.5 years.

9. Equity

The following table summarizes the Company’s equity activity for the six months ended June 30, 2011:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$2,224.3	$21.1	$2,245.4
Net earnings	46.1	0.7	46.8
Other comprehensive income	114.7	0.2	114.9
Share-based compensation	16.4	—	16.4
Withholdings for share-based awards and other	(6.4)	—	(6.4)
Cash dividends paid	(107.7)	—	(107.7)
Payments for the acquisition of common stock	(500.0)	—	(500.0)
Distributions to noncontrolling interests	—	(2.7)	(2.7)

Balance at June 30, 2011	$1,787.4	$19.3	$1,806.7

The following table summarizes the Company’s equity activity for the six months ended June 30, 2010:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$2,134.0	$27.0	$2,161.0
Net earnings (loss)	141.4	(3.2)	138.2
Other comprehensive loss	(66.8)	(0.1)	(66.9)
Share-based compensation	16.0	—	16.0
Withholdings for share-based awards and other	(1.9)	—	(1.9)
Cash dividends paid	(107.1)	—	(107.1)
Distributions to noncontrolling interests	—	(1.6)	(1.6)

Balance at June 30, 2010	$2,115.6	$22.1	$2,137.7

Share Repurchase Program

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

Accelerated Share Repurchase Program

As part of the share repurchase program, on May 5, 2011 the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank under which the Company agreed to repurchase $500

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

million of its common stock. On May 10, 2011 the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank subject to a 20%, or $100 million, holdback. At the conclusion of the ASR, the Company may receive additional shares or be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume weighted average price of the Company’s common stock (subject to a discount agreed upon with the investment bank) over an averaging period, which is expected to end around the end of the year. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period.

The ASR was accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR. The forward stock purchase contract is classified as an equity instrument.

As of June 30, 2011, based on the volume weighted average price of the Company’s common stock since the effective date of the ASR, $20.07, the investment bank would be required to deliver an additional 5.0 million shares to the Company. Increases in the volume weighted average price of the Company’s common stock over the averaging period would decrease the number of shares the investment bank would be required to deliver, or increase the amount of cash or number of shares the Company would be required to deliver to the investment bank. Decreases in the volume weighted average price of the Company’s common stock over the averaging period would increase the number of shares the investment bank would be required to deliver to the Company. As of June 30, 2011, the $100 million holdback was recorded as a reduction in additional paid-in capital in the Condensed Consolidated Balance Sheet.

10. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$12.2	$88.8	$46.1	$141.4
Denominator:
Weighted average number of common shares outstanding	196.7	206.3	201.9	206.0
Dilutive options and awards (a)	2.8	3.6	2.6	3.4

Diluted weighted average number of common shares outstanding	199.5	209.9	204.5	209.4

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.06	$0.43	$0.23	$0.69

Diluted	$0.06	$0.42	$0.23	$0.68

Cash dividends paid per common share	$0.26	$0.26	$0.52	$0.52

(a)	Diluted net earnings per share attributable to RR Donnelley common shareholders takes into consideration the dilution of certain unvested restricted stock awards and unexercised stock option awards. For the three and six months ended June 30, 2011, restricted stock units of 2.8 million and 3.0 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2011, options to purchase 3.5 million shares were anti-dilutive because the option exercise price exceeded the fair value of the stock.

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

As discussed in Note 9, on May 10, 2011, the Company received an initial delivery of 19.9 million shares under the ASR. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the agreement. Based upon the volume weighted average price of the Company’s common stock through June 30, 2011, the shares related to the forward stock purchase component of the ASR were anti-dilutive for the three and six months ended June 30, 2011.

11. Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$12.5	$89.5	$46.8	$138.2
Translation adjustments	26.1	(65.6)	52.2	(72.0)
Adjustment for net periodic pension and postretirement benefit cost, net of tax	55.5	2.5	62.2	4.9
Change in fair value of derivatives, net of tax	0.4	0.1	0.5	0.2

Comprehensive income	94.5	26.5	161.7	71.3
Less: comprehensive income (loss) attributable to noncontrolling interests	0.5	0.7	0.9	(3.3)

Comprehensive income attributable to RR Donnelley common shareholders	$94.0	$25.8	$160.8	$74.6

For the three and six months ended June 30, 2011, the changes in other comprehensive income were net of tax provisions of $0.3 million, in each respective period, related to the change in fair value of derivatives and $35.9 million and $39.9 million, respectively, related to the adjustment for net periodic pension and postretirement benefit costs. For the three and six months ended June 30, 2010, the changes in other comprehensive income were net of tax provisions of less than $0.1 million, in each respective period, related to the change in fair value of derivatives and tax benefits of $1.4 million and $2.8 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs.

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

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related print and other logistics, premedia, print management and other

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging and manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2011
U.S. Print and Related Services	$1,927.1	$(6.2)	$1,920.9	$132.8	$98.9	$38.1
International	718.6	(16.1)	702.5	43.6	31.6	21.1

Total operating segments	2,645.7	(22.3)	2,623.4	176.4	130.5	59.2
Corporate	—	—	—	(60.3)	10.2	21.9

Total operations	$2,645.7	$(22.3)	$2,623.4	$116.1	$140.7	$81.1

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2010
U.S. Print and Related Services	$1,818.3	$(9.0)	$1,809.3	$179.5	$98.7	$18.5
International	611.7	(12.4)	599.3	42.7	28.1	17.7

Total operating segments	2,430.0	(21.4)	2,408.6	222.2	126.8	36.2
Corporate	—	—	—	(46.9)	8.0	18.4

Total operations	$2,430.0	$(21.4)	$2,408.6	$175.3	$134.8	$54.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2011
U.S. Print and Related Services	$3,885.7	$(23.7)	$3,862.0	$274.7	$6,407.2	$198.8	$55.4
International	1,379.7	(34.8)	1,344.9	87.7	2,483.3	62.0	46.9

Total operating segments	5,265.4	(58.5)	5,206.9	362.4	8,890.5	260.8	102.3
Corporate	—	—	—	(136.9)	135.7	20.1	25.9

Total operations	$5,265.4	$(58.5)	$5,206.9	$225.5	$9,026.2	$280.9	$128.2

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2010
U.S. Print and Related Services	$3,660.6	$(14.5)	$3,646.1	$343.3	$6,151.1	$199.7	$44.6
International	1,202.1	(24.5)	1,177.6	76.4	2,062.7	57.8	30.1

Total operating segments	4,862.7	(39.0)	4,823.7	419.7	8,213.8	257.5	74.7
Corporate	—	—	—	(98.6)	392.0	15.9	19.8

Total operations	$4,862.7	$(39.0)	$4,823.7	$321.1	$8,605.8	$273.4	$94.5

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in fourteen active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate seven other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

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

14. Debt

The Company’s debt consists of the following:

	June 30, 2011	December 31, 2010
Credit facility borrowings	$475.0	$120.0
5.625% senior notes due January 15, 2012	158.6	158.6
4.95% senior notes due April 1, 2014	599.4	599.2
5.50% senior notes due May 15, 2015	399.7	499.6
8.60% senior notes due August 15, 2016	346.4	346.0
6.125% senior notes due January 15, 2017	522.7	622.0
7.25% senior notes due May 15, 2018	600.0	—
11.25% senior notes due February 1, 2019 (a)	183.8	400.0
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	69.0	68.9
Other, including capital leases	42.5	35.5

Total debt	4,077.3	3,530.0
Less: current portion	(649.6)	(131.4)

Long-term debt	$3,427.7	$3,398.6

(a)	On May 17, 2011, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75%, as a result of downgrades in the ratings of the notes by the rating agencies.

The fair values of the senior notes and debentures, which were based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $78.8 million and $259.3 million at June 30, 2011 and December 31, 2010, respectively.

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The repurchases resulted in a pre-tax loss on debt extinguishment of $68.6 million. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Company’s unsecured and committed revolving credit agreement (the “Credit Agreement”).

Interest income was $3.6 million and $6.2 million for the three and six months ended June 30, 2011, respectively. Interest income was $1.7 million and $3.6 million for the three and six months ended June 30, 2010, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at June 30, 2011 and December 31, 2010 was $102.5 million and $100.9 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements effectively changed the interest rate on $600 million of its fixed-rate senior notes to floating rate LIBOR plus a basis point spread. These interest rate swaps, with a notional value of $600 million, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which are attributable to changes in the benchmark interest rate. The Company evaluates the credit value adjustments of the interest rate swap agreements, which take into account the possibility of counterparty and the Company’s own default, on at least a quarterly basis. The Company’s agreements with each of its counterparties contain a provision where the Company could be declared in default on its derivative obligations if it either defaults or, in certain cases, is capable of being declared in default on any of its indebtedness greater than specified thresholds. These agreements also contain a provision where the Company

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker. The fair values of the interest rate swaps were determined to be Level 2 under the fair value hierarchy and are valued using market interest rates.

At June 30, 2011 and December 31, 2010, the total fair value of the Company’s forward contracts, which were the only derivatives not designated as hedges, and fair value hedges and the accounts on the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown in the table below:

	June 30, 2011	December 31, 2010
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.3	$0.5
Accrued liabilities	0.3	0.3

Derivatives designated as fair value hedges
Other noncurrent assets	$20.2	$16.8

The pre-tax gains (losses) related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$0.1	$(8.5)	$1.7	$(4.4)

Total gain (loss) recognized in the condensed consolidated statements of operations	Selling, general and administrative expenses	$0.1	$(8.5)	$1.7	$(4.4)

For derivatives designated as fair value hedges, the pre-tax gains (losses) related to the hedged items, attributable to changes in the hedged benchmark interest rate, and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2011 and 2010 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Fair Value Hedges
Interest rate swaps	Investment and other income (expense)	$7.2	$14.2	$3.3	$14.2
Hedged items	Investment and other income (expense)	(6.7)	(13.0)	(2.6)	(13.0)

Total gain recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other income (expense)	$0.5	$1.2	$0.7	$1.2

The Company also recognized a net reduction to interest expense of $2.5 million and $5.1 million for the three and six months ended June 30, 2011, respectively, and $2.2 million in each respective period for the three and six months ended June 30, 2010, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The pre-tax losses related to derivatives designated as cash flow hedges for the three months ended June 30, 2011 and 2010 are shown in the table below:

	Loss Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Loss Recognized in Income (Ineffective Portion)	Loss Recognized in Income (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.1)	$(0.1)	Loss on debt extinguishment	$(0.5)	$—

The pre-tax losses related to derivatives designated as cash flow hedges for the six months ended June 30, 2011 and 2010 are shown in the table below:

	Loss Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Loss Recognized in Income (Ineffective Portion)	Loss Recognized in Income (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.3)	$(0.3)	Loss on debt extinguishment	$(0.5)	$—

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements which were designated as cash flow hedges and used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive loss, which was being recognized in interest expense over the term of the hedged forecasted interest payments. On June 15, 2011, the Company repurchased $100 million of the 5.50% senior notes due May 15, 2015 which were hedged as part of the interest rate lock agreements. Pre-tax losses of $0.5 million were reclassified from accumulated other comprehensive loss to loss on debt extinguishment in the Consolidated Statement of Operations as a result of the change in expected forecasted interest payments. In addition, during the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were also hedged as part of the interest rate lock agreements. Pre-tax losses of $2.7 million were reclassified from accumulated other comprehensive loss to loss on debt extinguishment in the Consolidated Statement of Operations as a result of the change in expected forecasted interest payments. At June 30, 2011, a balance of $1.2 million remained in accumulated other comprehensive loss, of which $0.3 million is expected to be reclassified to earnings over the next twelve months.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

value of the Company’s foreign exchange forward contracts and interest rate swaps as of June 30, 2011 and December 31, 2010.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition and still held at June 30, 2011 are summarized below:

	Impairment Charge	Fair Value Measurement (Level 3)	June 30, 2011 Net Book Value
Long-lived assets held and used (1)	$14.1	$68.5	$65.8
Long-lived assets held for sale or disposal (2)	18.2	1.3	1.3

Total	$32.3	$69.8	$67.1

(1)	Long-lived assets held and used with a carrying amount of $82.6 million were written down to their fair value of $68.5 million, resulting in an impairment charge of $14.1 million for the six months ended June 30, 2011. The fair values used for measuring impairment of land, buildings, machinery and equipment and leasehold improvements were determined using Level 3 inputs. These fair values were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to equipment and current marketplace conditions.
(2)	Long-lived assets held for sale or disposal with a carrying amount of $19.5 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $18.2 million. The fair values of the land, buildings and machinery and equipment classified as held for sale or disposal were determined using Level 3 inputs and estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to equipment and current marketplace conditions.

See Note 14 for the fair value of the Company’s debt.

17. Income Taxes

The Company’s unrecognized tax benefits at June 30, 2011 and December 31, 2010 were as follows:

Balance at December 31, 2010	$157.1
Additions for tax positions of the current year	3.0
Additions for tax positions of the prior year	0.1
Reductions for tax positions of prior years	(9.5)
Settlements during the year	(1.7)

Balance at June 30, 2011	$149.0

As of June 30, 2011, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within twelve months by as much as $70.8 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal and state tax positions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

18. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. ASU 2011-05 will be effective for the Company in the first quarter of 2012 and will impact the Company’s financial statement presentation, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for the Company in the first quarter of 2012 and will primarily impact the Company’s disclosures, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

Business Acquisitions

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions, in which the Company previously held an equity investment. Helium’s operations are included in the U.S. Print and Related Services segment.

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

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with related print and other logistics, premedia, print management and other services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging and manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

Executive Summary

Financial Performance: Three Months Ended June 30, 2011

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2011, from the three months ended June 30, 2010, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended June 30, 2010	$175.3	7.3%	$88.8	$0.42
2011 restructuring and impairment charges	(75.7)	(2.9%)	(57.8)	(0.29)
2010 restructuring and impairment charges	10.7	0.4%	7.6	0.04
Acquisition-related expenses	2.4	0.1%	2.3	0.01
2011 gain on Helium investment	—	—	9.5	0.05
2011 loss on debt extinguishment	—	—	(44.3)	(0.22)
Operations	3.4	(0.5%)	6.1	0.05

For the three months ended June 30, 2011	$116.1	4.4%	$12.2	$0.06

2011 pre-tax restructuring and impairment charges: included charges of $29.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations; $22.2 million of other restructuring costs, which consisted primarily of $15.8 million related to multi-employer pension plan partial withdrawal charges, as well as lease termination costs; and $24.3 million for impairment of long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as charges related to the closings of two book and directories facilities and one commercial manufacturing facility, all within the U.S. Print and Related Services segment.

2010 pre-tax restructuring and impairment charges: included charges of $6.1 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $3.1 million of other restructuring costs; and $1.5 million for impairment of long-lived assets.

Acquisition-related expenses: included pre-tax charges of $0.9 million ($0.8 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2011, primarily associated with acquisitions completed. For the three months ended June 30, 2010, these pre-tax charges were $3.3 million ($3.1 million after-tax).

2011 gain on Helium investment: included a pre-tax gain of $9.8 million as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

2011 loss on debt extinguishment: included a pre-tax loss of $68.6 million on the repurchases of $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The $68.6 million pre-tax loss also includes the reclassification of a $0.5 million pre-tax loss from accumulated other comprehensive loss to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of the 5.50% senior notes.

Operations: reflected higher volume in the International segment, logistics and financial print, as well as cost savings from restructuring actions and productivity efforts, which were partially offset by higher pension and other benefits-related expenses, a decrease in books and directories volume and continued price pressures. Additionally, income tax expense decreased due to the release of reserves related to the resolution of certain state audits and the release of valuation allowances on certain deferred tax assets. See further details in the review of operating results by segment that follows below.

Financial Performance: Six Months Ended June 30, 2011

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2011, from the six months ended June 30, 2010, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the six months ended June 30, 2010	$321.1	6.7%	$141.4	$0.68
2011 restructuring and impairment charges	(126.5)	(2.4%)	(92.1)	(0.45)
2010 restructuring and impairment charges	26.2	0.5%	18.2	0.09
Acquisition-related expenses	4.0	0.1%	3.7	0.02
2011 gain on Helium investment	—	—	9.5	0.05
2011 loss on debt extinguishment	—	—	(44.3)	(0.22)
2010 Venezuela devaluation	—	—	4.5	0.02
Operations	0.7	(0.6%)	5.2	0.04

For the six months ended June 30, 2011	$225.5	4.3%	$46.1	$0.23

2011 pre-tax restructuring and impairment charges: included charges of $54.0 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations; $40.1 million of other restructuring costs, which consisted primarily of

$15.8 million related to multi-employer pension plan partial withdrawal charges, as well as lease termination costs; and $32.4 million for impairment of long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as charges related to the closing of three book and directories facilities and one commercial manufacturing facility, all within the U.S. Print and Related Services segment.

2010 pre-tax restructuring and impairment charges: included charges of $15.3 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $8.4 million of other restructuring costs; and $2.5 million for impairment of long-lived assets.

Acquisition-related expenses: included pre-tax charges of $1.3 million ($1.2 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2011, primarily associated with acquisitions completed. For the six months ended June 30, 2010, these pre-tax charges were $5.3 million ($4.9 million after-tax).

2011 gain on Helium investment: included a pre-tax gain of $9.8 million as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

2011 loss on debt extinguishment: included a pre-tax loss of $68.6 million on the repurchases of $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The $68.6 million pre-tax loss also includes the reclassification of a $0.5 million pre-tax loss from accumulated other comprehensive loss to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of the 5.50% senior notes.

2010 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and an increase in loss attributable to noncontrolling interest of $3.6 million.

Operations: reflected higher volume in the International segment, logistics and financial print, as well as cost savings from restructuring actions and productivity efforts, which were partially offset by higher pension and other benefits-related expenses, a decrease in books and directories and variable print volume, along with continued price pressures. Additionally, income tax expense decreased due to the release of reserves related to the resolution of certain state audits and the release of valuation allowances on certain deferred tax assets. See further details in the review of operating results by segment that follows below.

Overview

During the second quarter of 2011, the Company’s net sales benefited from the acquisition of Bowne. On a consolidated basis, net sales increased $214.8 million, or 8.9%, from the second quarter of 2010. However, pro forma for acquisitions, net sales remained relatively constant (See Note 2 to the Condensed Consolidated Financial Statements). Changes in foreign exchange rates increased reported net sales $46.0 million, or 1.9%. The increase in reported net sales was also due to volume growth in the International segment and logistics reporting unit, as well as an increase in pass-through paper sales and capital market transactions. These increases were partially offset by a decrease in books and directories volume, continued price pressure, as well as the slowdown in growth of the U.S. economy.

The Company continued to make significant progress in the integration of Bowne during the second quarter. Restructuring actions to eliminate duplicate facilities and personnel have been implemented throughout the affected operations. Along with the Company’s continuing focus on productivity improvement, these actions are expected to result in significant cost savings.

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

As part of the share repurchase program, on May 5, 2011, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank subject to a 20%, or $100 million, holdback. At the conclusion of the ASR, the Company may receive additional shares or be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume weighted average price of the Company’s common stock (subject to a discount agreed upon with the investment bank) over an averaging period, which is expected to end around the end of the year. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period. As of June 30, 2011, the Company had 187.8 million shares outstanding.

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. The net proceeds from the offering were used to repurchase $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the unsecured and committed revolving credit agreement (the “Credit Agreement”). The repurchases resulted in a pre-tax loss on debt extinguishment of $68.6 million.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the printing industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price, in addition to quality and the ability to service the special needs of customers. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. Therefore, the Company believes it needs to continue to lower its cost structure and differentiate its product and service offerings.

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

As a substitute for print, the impact of digital technologies has been felt mainly in directories, forms and statement printing, as electronic communication and transaction technology has eliminated or reduced the role of many traditional paper forms. Electronic substitution has continued to accelerate in directory printing in part driven by environmental concerns and cost pressures at key customers. In addition, rapid growth in the adoption of e-books is having an increasing impact on consumer print book volume, though only a limited impact on educational and specialty books. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and organic investments to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

The Company has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial. Management also reviews the Company’s operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals. In addition, the continued integration of Bowne is expected to result in additional restructuring charges.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices increased during the first half of 2011, and volatility in future years is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impacts the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the

Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiencies and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On April 17, 2011, new postage rates went into effect for certain classes of mail in the United States. The new rates increased the cost of mailing these classes of mail by approximately 1.7%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the U.S. Postal Service and its customers to offer innovative products and services to minimize costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the six months ended June 30, 2011 compared to expected results as of October 31, 2010. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in last year’s impairment analysis, could be impacted by changes in market conditions and economic events. Based on this interim assessment, management concluded that as of June 30, 2011, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Significant changes in global economic conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a review for impairment of goodwill prior to October 31, 2011, the Company’s next annual measurement date. Any required interim impairment reviews could result in a material goodwill impairment charge.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AS

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

The following table shows the results of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
		(in millions)
Net sales
Products	$2,356.9	$2,157.4	$199.5	9.2%
Services	266.5	251.2	15.3	6.1%

Total net sales	2,623.4	2,408.6	214.8	8.9%
Products cost of sales (exclusive of depreciation and amortization shown below)	1,777.2	1,636.1	141.1	8.6%
Services cost of sales (exclusive of depreciation and amortization shown below)	204.4	183.5	20.9	11.4%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	309.3	268.2	41.1	15.3%
Restructuring and impairment charges	75.7	10.7	65.0	607.5%
Depreciation and amortization	140.7	134.8	5.9	4.4%

Total operating expenses	2,507.3	2,233.3	274.0	12.3%

Income from operations	$116.1	$175.3	$(59.2)	(33.8%)

Consolidated

Net sales of products for the three months ended June 30, 2011 increased $199.5 million, or 9.2%, to $2,356.9 million versus the same period in the prior year. Changes in foreign exchange rates increased net sales by $41.2 million, or 1.9%. The increase in net sales of products was due to the acquisition of Bowne, higher volume driven by increased business in Latin America and Asia, volume growth in the logistics reporting unit, as well as an increase in pass-through paper sales and capital market transactions. These increases were partially offset by a decrease in books and directories volume and continued price pressures.

Net sales from services for the three months ended June 30, 2011 increased $15.3 million, or 6.1%, to $266.5 million versus the same period in the prior year. Net sales from services increased due to the acquisition of Bowne and higher logistics volumes, driven in part by higher print and other logistics services, along with growth in mail center and commingling services. Changes in foreign exchange rates resulted in increases to net sales of $4.8 million, or 1.9%.

Products cost of sales increased $141.1 million to $1,777.2 million for the three months ended June 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne, increased volume in capital market transactions and higher pricing on materials. Products cost of sales as a percentage of products net sales decreased from 75.8% to 75.4%, reflecting continued productivity efforts and a higher recovery on print-related by-products, partially offset by continued price pressures.

Services cost of sales increased $20.9 million to $204.4 million for the three months ended June 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and higher logistics volume. Services cost of sales as a percentage of net sales increased from 73.0% to 76.7%, reflecting an increase in logistics costs of transportation and an unfavorable mix in compliance services in the financial print reporting unit.

Selling, general and administrative expenses increased $41.1 million to $309.3 million for the three months ended June 30, 2011 versus the same period in the prior year due to the acquisition of Bowne and higher pension and other benefits-related expenses, partially offset by cost savings from restructuring activities. Selling, general and administrative expenses as a percentage of net sales increased from 11.1% to 11.8%, reflecting the acquisition of Bowne and increased pension and other benefits-related expenses.

For the three months ended June 30, 2011, the Company recorded net restructuring and impairment charges of $75.7 million compared to $10.7 million in the same period of 2010. In 2011, these charges included $29.2 million for workforce reductions of 1,150 employees (of whom 452 were terminated as of June 30, 2011) associated with actions resulting from the reorganization of certain operations. These charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as the closing of two book and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $22.2 million, of which $15.8 million related to multi-employer pension plan partial withdrawal charges primarily related to the closing of three manufacturing facilities, and $24.3 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the announced facility closings.

Restructuring charges for the three months ended June 30, 2010 included $6.1 million for workforce reductions of 412 employees (all of whom were terminated as of June 30, 2011) associated with actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment and the reorganization of certain operations within the magazine, catalog and retail insert reporting unit within the U.S. Print and Related Services segment. In addition, the Company recorded $3.1 million of other restructuring costs, including lease termination and other facility closure costs, as well as $1.5 million of impairment charges of other long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2011, as the Company continues to integrate Bowne and streamline the manufacturing, sales and administrative operations. Restructuring activities related to Bowne are expected to benefit selling, general and administrative expenses and cost of sales in future periods.

Depreciation and amortization increased $5.9 million to $140.7 million for the three months ended June 30, 2011 compared to the same period in 2010, primarily due to higher amortization expense associated with customer relationship intangible assets resulting from the acquisition of Bowne. Depreciation and amortization included $28.8 million and $24.3 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the three months ended June 30, 2011 and 2010, respectively.

Income from operations for the three months ended June 30, 2011 was $116.1 million, a decrease of 33.8% compared to the three months ended June 30, 2010. The decrease was primarily driven by higher restructuring and impairment charges, continued price pressure and higher pension and other benefits-related expenses, partially offset by higher volume, primarily related to the Bowne acquisition, procurement savings and benefits achieved from restructuring activities.

Net interest expense increased by $8.5 million for the three months ended June 30, 2011 versus the same period in 2010, primarily due to the issuance of $400 million of 7.625% senior notes on June 21, 2010 and $600 million of 7.25% senior notes on June 1, 2011, partially offset by the repayment of $325.7 million of 4.95% senior notes that matured on May 15, 2010. Additionally, net interest expense increased due to borrowings under the Credit Agreement used to finance the Company’s accelerated share repurchase.

Net investment and other income (expense) for the three months ended June 30, 2011 and 2010 was income of $10.0 million and expense of $0.8 million, respectively. The three months ended June 30, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment.

Loss on debt extinguishment for the three months ended June 30, 2011 was $68.6 million. The loss was due to the repurchases of $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015.

The effective income tax rate for the three months ended June 30, 2011 was a benefit of 428.9% compared to a provision of 26.5% for the same period in 2010. The rate in 2011 reflects the release of reserves due to the resolution of certain state audits within the U.S. Print and Related Services segment and the release of valuation allowances on certain deferred tax assets within the U.S. Print and Related Services segment and the Europe reporting unit within the International segment. The 2010 tax rate reflects the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit within the International segment.

Net earnings attributable to RR Donnelley common shareholders for the three months ended June 30, 2011 was $12.2 million, or $0.06 per diluted share, compared to $88.8 million, or $0.42 per diluted share, for the three months ended June 30, 2010. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 10.4 million due to the repurchase of the Company’s shares during the three months ended June 30, 2011, as a result of the accelerated share repurchase.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended June 30,
	2011	2010
	(in millions)
Net sales	$1,920.9	$1,809.3
Income from operations	132.8	179.5
Operating margin	6.9%	9.9%
Restructuring and impairment charges	65.1	3.5

	Net Sales for the Three Months Ended June 30,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$442.4	$443.0	$(0.6)	(0.1%)
Books and directories	312.4	370.0	(57.6)	(15.6%)
Financial print	283.7	153.3	130.4	85.1%
Variable print	282.3	269.6	12.7	4.7%
Forms and labels	193.6	199.3	(5.7)	(2.9%)
Logistics	162.5	141.5	21.0	14.8%
Commercial	156.1	143.9	12.2	8.5%
Office products	52.9	51.6	1.3	2.5%
Premedia	35.0	37.1	(2.1)	(5.7%)

Total U.S. Print and Related Services	$1,920.9	$1,809.3	$111.6	6.2%

Net sales for the U.S. Print and Related Services segment for the three months ended June 30, 2011 were $1,920.9 million, an increase of $111.6 million, or 6.2%, compared to the same period in 2010. Net sales increased due to the acquisition of Bowne, higher commercial and logistics volumes, as well as higher volume in capital market transactions. These increases were partially offset by lower volume and continued price pressures in both books and directories. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales remained relatively constant with continued price pressures and lower volume, partially offset by higher pass-through paper sales.

•

Books and directories: Sales decreased primarily as a result of lower volume in consumer books, educational books and directories and decreases in pass-through paper sales in directories. The decrease in the volume of consumer books is due to the increasing popularity of e-books, a decline in popular titles and the bankruptcy of a large bookstore chain, while the decrease in the volume of educational books is due primarily to the timing of state funding.

•	Financial print: Sales increased as a result of the acquisition of Bowne and higher volume in capital market transactions, partially offset by lower investment management volume.

•	Variable print: Sales increased as a result of the acquisition of Bowne, partially offset by lower statement printing volume and reduction in pass-through postage sales.

•	Forms and labels: Sales decreased due to continued price pressure on both forms and labels and lower forms volume, partially offset by increased volume in labels.

•	Logistics: Sales increased due to higher fuel surcharges and higher print and other logistics services volumes, as well as growth in mail center and commingling services.

•	Commercial: Sales increased due to higher volume from new customers, partially offset by increased price pressure.

•	Office products: Sales increased due to new business from existing customers, partially offset by overall lower volume and price pressures.

•	Premedia: Sales decreased primarily due to lower pricing, partially offset by new customer volume.

U.S. Print and Related Services segment income from operations decreased $46.7 million for the three months ended June 30, 2011 mainly driven by higher restructuring and impairment charges, which were partially offset by the acquisition of Bowne. Operating margins in the U.S. Print and Related Services segment decreased from 9.9% for the three months ended June 30, 2010 to 6.9% for the three months ended June 30, 2011, substantially all of which was attributable to higher restructuring and impairment charges.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2011	2010
	(in millions)
Net sales	$702.5	$599.3
Income from operations	43.6	42.7
Operating margin	6.2%	7.1%
Restructuring and impairment charges	9.8	6.5

	Net Sales for the Three Months Ended June 30,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Asia	$158.1	$138.9	$19.2	13.8%
Business process outsourcing	140.8	131.2	9.6	7.3%
Latin America	127.1	104.8	22.3	21.3%
Europe	123.1	90.9	32.2	35.4%
Global Turnkey Solutions	74.8	77.3	(2.5)	(3.2%)
Canada	78.6	56.2	22.4	39.9%

Total International	$702.5	$599.3	$103.2	17.2%

Net sales for the International segment for the three months ended June 30, 2011 were $702.5 million, an increase of $103.2 million, or 17.2%, compared to the same period in 2010. This increase was primarily due to changes in foreign exchange rates of $45.8 million, or 7.6%, increased business in Latin America and Asia, higher pass-through paper sales in Europe and the acquisition of Bowne. An analysis of net sales by reporting unit follows:

•	Asia: Sales increased due to higher volume from technology manuals and packaging products, partially offset by continued price pressures and lower volume of books exported to the U.S. and Europe.

•	Business process outsourcing: Sales increased due to changes in foreign exchange rates and increased volume from new and existing customers, partially offset by expiring contracts.

•

Latin America: Sales increased due to higher commercial print volumes in Argentina, Chile and Mexico, increased sales of books in Brazil and changes in foreign exchange rates, partially offset by the continued decline in forms volume in Brazil.

•

Europe: Sales increased due to changes in foreign exchange rates, higher pass-through paper sales, increased publishing and other packaging products volume and the acquisition of Bowne, partially offset by declining prices.

•	Global Turnkey Solutions: Sales decreased due to lower volume from one existing customer and an expiring contract, partially offset by changes in foreign exchange rates.

•	Canada: Sales increased due to the acquisition of Bowne, changes in foreign exchange rates and higher commercial and statement printing volume.

Income from operations increased $0.9 million primarily due to increased business in Latin America and the acquisition of Bowne. Operating margins as a percentage of sales decreased from 7.1% to 6.2% for the three months ended June 30, 2011, primarily due to lower prices and higher restructuring and impairment charges.

Corporate

Corporate operating expenses in the three months ended June 30, 2011 were $60.3 million, an increase of $13.4 million compared to the same period in 2010. The increase was driven by higher pension and other benefits-related expenses, higher workers’ compensation expense and the acquisition of Bowne, partially offset by lower acquisition costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AS

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

The following table shows the results of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
		(in millions)
Net sales
Products	$4,623.3	$4,328.3	$295.0	6.8%
Services	583.6	495.4	88.2	17.8%

Total net sales	5,206.9	4,823.7	383.2	7.9%
Products cost of sales (exclusive of depreciation and amortization shown below)	3,504.0	3,296.9	207.1	6.3%
Services cost of sales (exclusive of depreciation and amortization shown below)	433.8	364.4	69.4	19.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	636.2	541.7	94.5	17.4%
Restructuring and impairment charges	126.5	26.2	100.3	382.8%
Depreciation and amortization	280.9	273.4	7.5	2.7%

Total operating expenses	4,981.4	4,502.6	478.8	10.6%

Income from operations	$225.5	$321.1	$(95.6)	(29.8%)

Consolidated

Net sales of products for the six months ended June 30, 2011 increased $295.0 million, or 6.8%, to $4,623.3 million versus the same period in the prior year. Changes in foreign exchange rates increased net sales by $55.3 million, or 1.3%. Net sales of products also increased due to the acquisition of Bowne, higher volume driven by increased business in Asia, Latin America and Europe, increases in pass-through paper sales and higher volume in capital market transactions. These increases were partially offset by decreases in net sales primarily attributable to the production and distribution of materials for the U.S. Census in 2010, decreases in volume within the books and directories and variable print reporting units, as well as continued price pressures.

Net sales from services for the six months ended June 30, 2011 increased $88.2 million, or 17.8%, to $583.6 million versus the same period in the prior year. Net sales from services increased due to the acquisition of Bowne and higher logistics volumes, driven in part by higher print and other logistics services, along with growth in mail center and commingling services. Additionally, net sales increased due to changes in foreign exchange rates of $6.1 million, or 1.2%.

Products cost of sales increased $207.1 million to $3,504.0 million for the six months ended June 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne, increased volume in capital market transactions and higher pricing on materials. Products cost of sales as a percentage of products net sales decreased from 76.2% to 75.8%, reflecting continued productivity efforts and a higher recovery on print-related by-products, partially offset by continued price pressures.

Services cost of sales increased $69.4 million to $433.8 million for the six months ended June 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and higher logistics volume. Services cost of sales as a percentage of net sales increased from 73.6% to 74.3%, reflecting an increase in logistics costs of transportation and an unfavorable mix in compliance services in the financial print reporting unit.

Selling, general and administrative expenses increased $94.5 million to $636.2 million for the six months ended June 30, 2011 versus the same period in the prior year due to the acquisition of Bowne and higher pension and other benefits-related expenses, partially offset by cost savings from restructuring activities. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 11.2% to 12.2%, reflecting the acquisition of Bowne and increased pension and other benefits-related expenses.

For the six months ended June 30, 2011, the Company recorded net restructuring and impairment charges of $126.5 million compared to $26.2 million in the same period of 2010. In 2011, these charges included $54.0 million for workforce reductions of 1,859 employees (of whom 1,106 were terminated as of June 30, 2011) associated with actions resulting from the reorganization of certain operations. These charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as the closing of three book and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $40.1 million, of which $15.8 million related to multi-employer pension plan partial withdrawal charges primarily related to the closing of three manufacturing facilities, and $32.4 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings.

Restructuring charges for the six months ended June 30, 2010 included $15.3 million for workforce reductions of 851 employees (all of whom were terminated as of June 30, 2011) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the business process outsourcing and Latin America reporting units and the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one forms and labels manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company recorded $8.4 million of other restructuring costs, including lease termination and other facility closure costs and $2.5 million of impairment charges of other long-lived assets. Management believes that certain restructuring activities will continue throughout the remainder of 2011, as the Company continues to integrate Bowne and streamline the manufacturing, sales and administrative operations. Restructuring activities related to Bowne are expected to benefit selling, general and administrative expenses and cost of sales in future periods.

Depreciation and amortization increased $7.5 million to $280.9 million for the six months ended June 30, 2011 compared to the same period in 2010, primarily due to higher amortization expense associated with customer relationship intangible assets resulting from the acquisition of Bowne, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $57.3 million and $49.0 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the six months ended June 30, 2011 and 2010, respectively.

Income from operations for the six months ended June 30, 2011 was $225.5 million, a decrease of 29.8% compared to the six months ended June 30, 2010. The decrease was primarily driven by higher restructuring and impairment charges in 2011, continued price pressure and higher pension and other benefits-related expenses, partially offset by higher volume, primarily related to the Bowne acquisition, procurement savings and benefits achieved from restructuring activities.

Net interest expense increased by $10.7 million for the six months ended June 30, 2011 versus the same period in 2010, primarily due to the issuance of $400 million of 7.625% senior notes on June 21, 2010 and $600 million of 7.25% senior notes on June 1, 2011, partially offset by the repayment of $325.7 million of 4.95% senior notes that matured on May 15, 2010. Additionally, net interest expense increased due to borrowings under the Credit Agreement used to finance the Company’s accelerated share repurchase.

Net investment and other income (expense) for the six months ended June 30, 2011 and 2010 was income of $9.8 million and expense of $9.8 million, respectively. The six months ended June 30, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment. For the six months ended June 30, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests.

Loss on debt extinguishment for the six months ended June 30, 2011 was $68.6 million. The loss was due to the repurchases of $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015.

The effective income tax rate for the six months ended June 30, 2011 was 1.5% compared to 31.9% in the same period of 2010. The lower effective tax rate in 2011 reflects the release of reserves due to the resolution of certain state audits within the U.S. Print and Related Services segment and the release of valuation allowances on certain deferred tax assets within the U.S. Print and Related Services segment and the Europe reporting unit within the International segment. The 2010 tax rate reflects the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit within the International segment.

Income (loss) attributable to noncontrolling interests was income of $0.7 million for the six months ended June 30, 2011 and a loss of $3.2 million for the six months ended June 30, 2010. The loss in 2010 as compared to income in 2011 primarily reflects the impact of the 2010 currency devaluation in Venezuela.

Net earnings attributable to RR Donnelley common shareholders for the six months ended June 30, 2011 was $46.1 million, or $0.23 per diluted share, compared to $141.4 million, or $0.68 per diluted share, for the six months ended June 30, 2010. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 4.9 million due to the purchase of shares during the six months ended June 30, 2011 as a result of the accelerated share repurchase.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Net sales	$3,862.0	$3,646.1
Income from operations	274.7	343.3
Operating margin	7.1%	9.4%
Restructuring and impairment charges	103.3	9.4

	Net Sales for the Six Months Ended June 30,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$900.4	$897.8	$2.6	0.3%
Books and directories	629.1	698.6	(69.5)	(9.9%)
Variable print	597.3	610.9	(13.6)	(2.2%)
Financial print	524.5	278.8	245.7	88.1%
Forms and labels	392.9	405.8	(12.9)	(3.2%)
Logistics	323.9	277.6	46.3	16.7%
Commercial	310.3	291.1	19.2	6.6%
Office products	110.6	111.5	(0.9)	(0.8%)
Premedia	73.0	74.0	(1.0)	(1.4%)

Total U.S. Print and Related Services	$3,862.0	$3,646.1	$215.9	5.9%

Net sales for the U.S. Print and Related Services segment for the six months ended June 30, 2011 were $3,862.0 million, an increase of $215.9 million, or 5.9%, compared to the same period in 2010. Net sales increased due to the acquisition of Bowne and higher logistics and commercial volumes, as well as higher volume in capital market transactions. The increases not related to the Bowne acquisition were more than offset by the production and distribution of materials for the U.S. Census in 2010, as well as continued lower volume and price pressures in both books and directories. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales remained relatively constant with higher pass-through paper sales partially offset by continued price pressures and lower volume.

•

Books and directories: Sales decreased primarily as a result of lower volume in consumer books, educational books and directories, as well as lower pass-through paper sales in directories. The decrease in the volume of consumer books is due to the increasing popularity of e-books, a decline in popular titles and the bankruptcy of a large bookstore chain, while the decrease in the volume of educational books is due primarily to the timing of state funding.

•

Variable print: Sales decreased as a result of the production and distribution of materials for the U.S. Census in 2010, lower statement printing volume and reduction in pass-through postage sales, partially offset by the acquisition of Bowne and higher direct mailings from financial services customers.

•	Financial print: Sales increased as a result of the Bowne acquisition and higher volume in capital market transactions, partially offset by lower investment management and compliance volume.

•	Forms and labels: Sales decreased due to continued price pressure on both forms and labels and lower forms volume, partially offset by increased volume in labels.

•	Logistics: Sales increased primarily due to higher print and other logistics services volumes along with higher fuel surcharges, as well as growth in mail center and commingling services.

•	Commercial: Sales increased due to higher volume from new customers, partially offset by increased price pressure.

•	Office products: Sales decreased due to lower volume and unfavorable mix, partially offset by new business from existing customers.

•	Premedia: Sales decreased due to lower pricing, partially offset by volume from new customers and higher volume from existing customers.

Income from operations decreased $68.6 million for the six months ended June 30, 2011 mainly driven by higher restructuring and impairment charges, continued price pressures, and lower volumes in the books and directories and variable print reporting units, partially offset by the acquisition of Bowne. Operating margins in the U.S. Print and Related Services segment decreased from 9.4% for the six months ended June 30, 2010 to 7.1% for the six months ended June 30, 2011, substantially all of which was attributable to higher restructuring and impairment charges.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Net sales	$1,344.9	$1,177.6
Income from continuing operations	87.7	76.4
Operating margin	6.5%	6.5%
Restructuring and impairment charges	19.0	16.0

	Net Sales for the Six Months Ended June 30,
Reporting unit	2011	2010	$ Change	% Change
		(in millions)
Asia	$294.0	$237.3	$56.7	23.9%
Business process outsourcing	275.8	279.5	(3.7)	(1.3%)
Latin America	239.7	202.7	37.0	18.3%
Europe	237.2	186.8	50.4	27.0%
Global Turnkey Solutions	149.4	159.4	(10.0)	(6.3%)
Canada	148.8	111.9	36.9	33.0%

Total International	$1,344.9	$1,177.6	$167.3	14.2%

Net sales for the International segment for the six months ended June 30, 2011 were $1,344.9 million, an increase of $167.3 million, or 14.2%, compared to the same period in 2010. The net sales increase was due to increased business in Asia, Latin America and Europe, changes in foreign exchange rates of $61.0 million, or 5.2%, and the acquisition of Bowne. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume of books exported to the U.S. and Europe, higher domestic sales of catalogs and retail inserts and increased volume from technology manuals and packaging products, partially offset by continued price pressures.

•	Business process outsourcing: Sales decreased due to lower direct mailings, lower pass-through sales and expiring contracts, partially offset by changes in foreign exchange rates.

•

Latin America: Sales increased due to higher commercial print volumes in Argentina, Chile and Mexico, increased sales of books in Brazil and Chile and changes in foreign exchange rates, partially offset by the continued decline in forms volumes in Brazil.

•

Europe: Sales increased due to changes in foreign exchange rates, higher pass-through paper sales, increased commercial print and other packaging products volume, as well as the acquisition of Bowne, partially offset by declining prices and lower directories volume.

•	Global Turnkey Solutions: Sales decreased due to lower volume from one existing customer and an expiring contract, partially offset by volume increases across the rest of the reporting unit.

•	Canada: Sales increased due to the acquisition of Bowne and changes in foreign exchange rates, partially offset by lower forms volume.

Income from operations increased $11.3 million for the six months ended June 30, 2011, primarily due to increased business in Latin America, Asia and Europe, as well as the acquisition of Bowne, partially offset by continued price pressure. Operating margins as a percentage of sales remained constant at 6.5% for the six months ended June 30, 2011 and June 30, 2010. The increase from higher volumes was offset by lower prices.

Corporate

Corporate operating expenses in the six months ended June 30, 2011 were $136.9 million, an increase of $38.3 million compared to the same period in 2010. The increase was driven by higher pension and other benefits-related expenses, higher workers’ compensation expense, an increase in information technology spending, the acquisition of Bowne and higher restructuring and impairment, partially offset by lower acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the six months ended June 30, 2011 and 2010.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $168.1 million for the six months ended June 30, 2011, compared to $269.1 million for the same period last year. The decrease in operating cash flow reflects significantly higher incentive compensation payments in the first quarter of 2011 (for 2010 incentives) compared to 2010 (for 2009 incentives) due to better operating results in 2010 as compared to the operating results in 2009. Additionally, the payments in 2010 were under the 2009 incentive compensation plan, which deferred payments equally over four years, while the 2010 plan was fully paid in 2011. Further decreases were due to restructuring and pension payments related to the Bowne acquisition, increases in working capital associated with higher volume in the International segment and higher interest payments primarily related to the June 2010 issuance of $400.0 million of long-term senior notes. These decreases were partially offset by the $57.5 million payment in January 2010 related to the termination of the long-term customer contract in 2009 and lower income tax payments.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $208.4 million compared to $102.0 million for the six months ended June 30, 2010. Net cash used for acquisitions included $75.5 million for the acquisitions of Helium and Journalism Online during the six months ended June 30, 2011. The Company also used $7.0 million to purchase a long-term investment during the six months ended June 30, 2011. For the six months ended June 30, 2010, the Company used $12.0 million to purchase a long-term investment and $11.7 million to purchase a short-term deposit. The short-term deposit was subsequently liquidated for $11.9 million during the six months ended June 30, 2010. Capital expenditures for the six months ended June 30, 2011 were $128.2 million, an increase of $33.7 million compared to the first six months of 2010. The Company expects that capital expenditures for 2011 will be approximately $250 million to $275 million compared to $229.4 million in 2010.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 was $134.4 million compared to $35.3 million in the same period of 2010. During the six months ended June 30, 2011, the Company received proceeds from the issuance of $600.0 million of long-term senior notes, as well as $355.0 million from net borrowings under the Credit Agreement. During the six months ended June 30, 2011, the Company also paid a total of $480.7 million to repurchase senior notes with a face value of $ 416.2 million, maturing February 1, 2019, January 15, 2017 and May 15, 2015. Additionally, the Company paid $500.0 million for the acquisition of the Company’s common stock under its accelerated share repurchase, which was entered into during the second quarter of 2011. For the six months ended June 30, 2010, the Company received proceeds of $400.0 million from the issuance of long-term senior notes which were partly used to repay borrowings on the Company’s previous revolving credit facility. Proceeds from borrowings under that facility in 2010 were used, along with cash on hand, to pay the May 15, 2010 maturity of $325.7 million of senior notes.

Dividends

During the six months ended June 30, 2011, the Company paid cash dividends of $107.7 million. On July 21, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 1, 2011 to RR Donnelley shareholders of record on August 5, 2011.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, capital expenditures as necessary to support productivity improvement and growth, future common stock or debt repurchases based upon market conditions, completion of restructuring programs, dividend payments that may be approved by the Board of Directors and acquisitions.

Cash and cash equivalents of $363.0 million as of June 30, 2011 included $40.7 million in the U.S. and $322.3 million at international locations, most of which is subject to U.S. federal income taxes and some of which could be subject to local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $1.75 billion revolving Credit Agreement which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing and will be calculated according to a base or Eurocurrency rate plus an applicable margin. The Company pays annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement can be used for general corporate purposes, including letters of credit. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Credit Agreement. Based on the Company’s results of operations for the twelve months ended June 30, 2011 and existing term debt structure, the Company could utilize an additional $921.5 million of the $1.75 billion Credit Agreement and not be in violation of those financial covenants, as shown in the table below. However, the Company does not expect the reduction in availability on the Credit Agreement to impact its ability to meet its liquidity requirements. As of June 30, 2011, there were $475.0 million of borrowings outstanding under the Credit Agreement. The current availability under the Credit Agreement is shown in the following table:

June 30, 2011
Availability	(in millions)
Committed credit facility	$1,750.0
Availability reduction from covenants	353.5

1,396.5
Usage
Borrowings under the committed credit facility	475.0

475.0

Current availability at June 30, 2011	$921.5

The Company was in compliance with its debt covenants as of June 30, 2011, and expects to remain in compliance based on management’s estimates of operating and financial results for 2011 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Credit Agreement as of June 30, 2011 and management expects the Company to continue to meet the applicable borrowing conditions.

The Company also has $148.3 million in credit facilities outside of the U.S., most of which are uncommitted. As of June 30, 2011, the Company had $61.8 million in outstanding letters of credit. The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by 21 U.S. and international financial institutions.

On May 4, 2011, Standard & Poor’s Ratings Services lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BBB with a negative outlook to BBB- and placed the Company on CreditWatch with negative implications. Subsequently, on May 16, 2011, Standard & Poor’s Ratings Services lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BBB- to BB+ with a stable outlook and the Company’s short-term credit rating from A-3 to B-1.

On May 4, 2011, Moody’s Investors Service placed the Company’s Baa3 credit rating with a stable outlook on review for possible downgrade. Subsequently on May 16, 2011, Moody’s Investors Service lowered the Company’s senior unsecured debt ratings from Baa3 to Ba1 with a stable outlook and short-term credit rating from P-3 to SGL-1. As a result of the downgrades by the rating agencies, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was increased to 11.75%. Additionally, the downgrades in ratings increased annual commitment fees and interest rates incurred on borrowings under the Credit Agreement.

On June 21, 2011, the Company paid $55.9 million, net of cash acquired, to purchase the remaining equity of Helium. The Company financed the acquisition with cash on hand.

On March 24, 2011, the Company paid $19.6 million, net of cash acquired, to purchase Journalism Online. The Company financed the acquisition with cash on hand.

On June 1, 2011, the Company issued $600 million of 7.25% senior notes due May 15, 2018. The Company used the net proceeds from the offering to repurchase $216.2 million of the senior notes due February 1, 2019,

$100 million of the senior notes due January 15, 2017 and $100 million of the senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes, as well as to repay outstanding borrowings under the Credit Agreement.

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

As part of the share repurchase program, on May 5, 2011 the Company entered into an ASR with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011 the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank subject to a 20%, or $100 million, holdback. At the conclusion of the ASR, the Company may receive additional shares or be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume weighted average price of the Company’s common stock (subject to a discount agreed upon with the investment bank) over an averaging period, which is expected to end around the end of the year. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period.

The ASR was accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR. The forward stock purchase contract is classified as an equity instrument.

As of June 30, 2011, based on the volume weighted average price of the Company’s common stock since the effective date of the ASR, $20.07, the investment bank would be required to deliver an additional 5.0 million shares to the Company. Increases in the volume weighted average price of the Company’s common stock over the averaging period would decrease the number of shares the investment bank would be required to deliver, or increase the amount of cash or number of shares the Company would be required to deliver to the investment bank. Decreases in the volume weighted average price of the Company’s common stock over the averaging period would increase the number of shares the investment bank would be required to deliver to the Company. As of June 30, 2011, the $100 million holdback was recorded as a reduction in additional paid-in capital in the Condensed Consolidated Balance Sheet.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of June 30, 2011, approximately 73.2% of the Company’s outstanding term debt was comprised of fixed-rate debt. At June 30, 2011, the Company’s exposure to rate fluctuations on variable-interest borrowings was $1,091.9 million, including $600 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $491.9 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows; and would change the fair values of fixed rate debt at June 30, 2011 and December 31, 2010 by approximately $117.2 million and $101.8 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of June 30, 2011, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $102.5 million. Net unrealized losses from these foreign exchange forward contracts were less than $0.1 million at June 30, 2011. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2011 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2011 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2011—April 30, 2011	102	$19.01	—	$188,600,000
May 1, 2011—May 31, 2011	20,013,677	20.06	19,940,179	$600,000,000
June 1, 2011—June 30, 2011	—	—	—	$600,000,000

Total	20,013,779	$20.06	19,940,179

On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time and can be discontinued at any time. Also on May 3, 2011, the Company terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares (or $188.6 million based on the April 30, 2011 closing stock price) of the Company’s common stock.

(1)	In addition to the shares purchased as part of the publicly announced share repurchase program, these shares include the shares withheld for tax liabilities upon vesting of certain equity awards. The Company acquired 73,600 shares for tax withholdings upon vesting of restricted stock awards which were not repurchased pursuant to a share repurchase program.
(2)	As part of the share repurchase program (referred to above), on May 5, 2011, the Company entered into an ASR with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank subject to a 20%, or $100 million, holdback. At the conclusion of the ASR, the Company may receive additional shares or be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume weighted average price of the Company’s common stock (subject to a discount agreed upon with the investment bank) over an averaging period, which is expected to end around the end of the year. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 8, 2009, filed on January 13, 2009)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated December 17, 2010 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 17, 2010, filed on December 17, 2010)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010)*

10.5	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.6	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.8	2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.12	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.13	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.14	2003 Long Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.15	2000 Inducement Option Grant Agreement (incorporated by reference to Exhibit 99.1 to Moore Wallace Incorporated’s (formerly Moore Corporation Limited, Commission file number 1-8014) Registration Statement on Form S-8 filed on February 13, 2003)*

10.16	2003 Inducement Option Grant Agreement (incorporated by reference to Exhibit 4.4 to Moore Wallace Incorporated’s (Commission file number 1-8014) Registration Statement on Form S-8 filed
September 29, 2003)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.21	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.25	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.28	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.29	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.33	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.34	Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.35	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.36	Amended Management By Objective Plan (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.37	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

10.38	Confirmation, dated as of May 5, 2011 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and R.R. Donnelley & Sons Company, together with a Pricing Supplement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2011, filed on May 11, 2011)**

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 22, 2011)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	The registrant has requested confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Date: August 3, 2011