Form 10-Q
period 2011-09-30
RR Donnelley & Sons Co
filed 2011-11-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 187.8 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$368.1	$519.1
Receivables, less allowance for doubtful accounts of $63.1 in 2011 (2010—$71.0)	2,041.1	1,922.9
Income taxes receivable	49.8	49.3
Inventories (Note 3)	571.8	560.6
Prepaid expenses and other current assets	152.1	115.4

Total current assets	3,182.9	3,167.3

Property, plant and equipment—net (Note 4)	1,930.1	2,138.7
Goodwill (Note 5)	2,629.5	2,526.8
Other intangible assets—net (Note 5)	696.0	775.0
Other noncurrent assets	467.4	475.4

Total assets	$8,905.9	$9,083.2

LIABILITIES
Accounts payable	$1,024.0	$939.8
Accrued liabilities	832.4	902.2
Short-term and current portion of long-term debt (Note 14)	519.0	131.4

Total current liabilities	2,375.4	1,973.4

Long-term debt (Note 14)	3,420.2	3,398.6
Pension liability	521.1	533.0
Postretirement benefits	220.5	287.4
Deferred income taxes	181.8	174.5
Other noncurrent liabilities	363.0	470.9

Total liabilities	7,082.0	6,837.8

Commitments and contingencies (Note 13)
EQUITY (NOTE 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2011 and 2010	303.7	303.7
Additional paid-in capital	2,785.7	2,907.0
Retained earnings	717.9	670.2
Accumulated other comprehensive loss	(474.1)	(490.4)
Treasury stock, at cost, 55.2 shares in 2011 (2010—36.4 shares)	(1,528.9)	(1,166.2)

Total RR Donnelley shareholders’ equity	1,804.3	2,224.3
Noncontrolling interests	19.6	21.1

Total equity	1,823.9	2,245.4

Total liabilities and equity	$8,905.9	$9,083.2

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales
Products	$2,364.9	$2,213.8	$6,988.2	$6,542.1
Services	318.4	274.3	902.0	769.7

Total net sales	$2,683.3	$2,488.1	$7,890.2	$7,311.8
Products cost of sales (exclusive of depreciation and amortization shown below)	1,830.4	1,694.1	5,334.4	4,991.0
Services cost of sales (exclusive of depreciation and amortization shown below)	225.9	204.6	659.7	569.0
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	296.9	261.7	933.1	803.4
Restructuring and impairment charges—net (Note 6)	34.2	48.7	160.7	74.9
Depreciation and amortization	139.1	130.3	420.0	403.7

Total operating expenses	2,526.5	2,339.4	7,507.9	6,842.0

Income from operations	156.8	148.7	382.3	469.8
Interest expense—net	62.9	57.6	182.1	166.1
Investment and other income (expense)—net	1.3	0.7	11.1	(9.1)
Loss on debt extinguishment	(1.3)	—	(69.9)	—

Earnings before income taxes	93.9	91.8	141.4	294.6
Income tax expense (benefit)	(64.8)	39.0	(64.1)	103.6

Net earnings	158.7	52.8	205.5	191.0
Less: Income (loss) attributable to noncontrolling interests	0.7	(0.5)	1.4	(3.7)

Net earnings attributable to RR Donnelley common shareholders	$158.0	$53.3	$204.1	$194.7

Earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.84	$0.26	$1.03	$0.94
Diluted net earnings per share	$0.83	$0.25	$1.02	$0.93
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Weighted average number of common shares outstanding (Note 10):
Basic	188.1	206.3	197.2	206.1
Diluted	190.8	209.9	199.8	209.6

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net earnings	$205.5	$191.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Impairment charges	43.0	31.0
Depreciation and amortization	420.0	403.7
Provision for doubtful accounts receivable	11.3	8.2
Share-based compensation	22.5	22.4
Deferred taxes	(38.3)	(45.3)
Change in uncertain tax positions	(97.8)	—
Gain on sale of investments and other assets—net	(12.3)	(2.3)
Loss related to Venezuela currency devaluation	—	8.9
Loss on debt extinguishment	69.9	—
Other	21.6	35.6
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(147.1)	(149.6)
Inventories	(18.0)	(7.8)
Prepaid expenses and other current assets	(13.6)	(9.6)
Accounts payable	91.6	16.9
Income taxes payable and receivable	(0.7)	27.2
Accrued liabilities and other	(85.8)	(49.2)

Net cash provided by operating activities	471.8	481.1

INVESTING ACTIVITIES
Capital expenditures	(193.8)	(144.9)
Acquisition of businesses, net of cash acquired	(113.4)	2.2
Proceeds from return of capital and sale of investments and other assets	9.5	21.9
Purchases of investments	(7.0)	(31.7)
Transfers from restricted cash	0.2	0.2

Net cash used in investing activities	(304.5)	(152.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	600.0	400.0
Net change in short-term debt	6.3	(5.3)
Payments of current maturities and of long-term debt	(494.5)	(326.7)
Net proceeds from credit facility borrowings	225.0	—
Debt issuance costs	(10.0)	(3.2)
Issuance of common stock	7.1	7.8
Payments for the acquisition of common stock	(500.0)	—
Dividends paid	(156.5)	(160.7)
Distributions to noncontrolling interests	(3.2)	(1.6)

Net cash used in financing activities	(325.8)	(89.7)

Effect of exchange rate on cash and cash equivalents	7.5	(6.7)
Net (decrease) increase in cash and cash equivalents	(151.0)	232.4
Cash and cash equivalents at beginning of period	519.1	499.2

Cash and cash equivalents at end of period	$368.1	$731.6

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 22, 2011. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

2. Acquisitions

2011 Acquisitions

On September 6, 2011, the Company acquired Genesis Packaging & Design Inc. (“Genesis”), a full service provider of custom packaging, including designing, printing, die cutting, finishing and assembling. The addition of Genesis complements the Company’s existing packaging and merchandising business with a centrally located facility and enhanced ability to service customers in a range of industries. The purchase price for Genesis was $10.1 million. Genesis’ operations are included in the U.S. Print and Related Services segment.

On August 16, 2011, the Company acquired LibreDigital, Inc. (“LibreDigital”), a leading provider of digital content distribution, e-reading software, content conversion, data analytics and business intelligence services. LibreDigital’s capabilities will enable the Company to offer a broader selection of digital content creation and delivery services to publishing, retail, e-reader provider and other customers. The purchase price for LibreDigital was $19.9 million net of cash acquired of $0.1 million. LibreDigital’s operations are included in the U.S. Print and Related Services segment.

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s software offers publishers and other customers a practical way to increase revenues by allowing advertisers to select unique ad selection criteria for targeted delivery. The purchase price for Sequence, which includes the Company’s estimate of contingent consideration, was $14.7 million net of cash acquired of $0.1 million. A former equity holder of Sequence is entitled to receive the contingent consideration in the form of cash payments of up to $14.0 million, subject to Sequence achieving certain milestones related to volume or revenue in 2013 and 2014. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $6.8 million, using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration will be recognized in the Condensed Consolidated Statement of Operations. Sequence’s operations are included in the U.S. Print and Related Services segment.

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions. The ability to bundle Helium’s content development solutions with the Company’s complete offering of content delivery resources addresses customers’ needs across the full breadth of the supply chain. As the Company previously held a 23.7% equity investment in Helium, the purchase price for the remaining equity of Helium was $57.0 million net of cash acquired of $0.1 million and included an amount due from Helium of $1.1 million. The fair value of the Company’s previously held equity investment was $12.8 million, resulting in the recognition of a $10.0 million gain, which is reflected in investment and other income (expense) in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011. The fair value of the previously held equity investment was determined based on the purchase price paid for the remaining equity less an estimated control premium and was determined to be Level 3 under the fair value hierarchy. Helium’s operations are included in the U.S. Print and Related Services segment.

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

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses are expected to improve the Company’s ability to serve customers and reduce redundant management and manufacturing costs.

The Genesis, LibreDigital, Sequence, Helium and Journalism Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the previously-held investments in Helium over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill related to LibreDigital and Helium is not tax deductible. The allocation below is preliminary with respect to certain accounts receivable and accrued liabilities of LibreDigital, as the Company is still in process of gathering customer related data needed to estimate the fair value of certain account balances. The purchase price allocation for the remaining acquisitions completed during 2011 are final. Based on the valuations, the purchase price allocation for these 2011 acquisitions were as follows:

Accounts receivable	$3.7
Inventories	0.6
Prepaid expenses and other current assets	0.3
Property, plant and equipment and other long-term assets	9.8
Amortizable intangible assets	3.5
Goodwill	110.9
Accounts payable and accrued liabilities	(6.0)
Other noncurrent liabilities	(2.9)
Deferred taxes-net	14.2

Total purchase price-net of cash acquired	134.1
Less: fair value of Company’s previously-held investments in Helium	13.9
Less: fair value of contingent consideration	6.8

Net cash paid	$113.4

The fair values of property, plant and equipment, amortizable intangible assets, contingent consideration and goodwill associated with the acquisitions of Genesis, LibreDigital, Sequence, Helium and Journalism Online were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using dealer quotes and other indicators of current market place conditions. Customer relationships intangible asset values were estimated based on expected future cash flows discounted using an estimated weighted-average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships. Tradename intangible asset values were estimated based on the relief of royalty method.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses are expected to improve the Company’s ability to serve customers and reduce redundant management, real estate and manufacturing costs.

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

The fair values of property, plant and equipment, goodwill and intangible assets associated with the acquisitions of Bowne, Nimblefish and 8touches were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using dealer quotes and other indicators of current market place conditions. Customer relationships intangible asset values were estimated based on expected future cash flows discounted using an estimated weighted-average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships. The tradename intangible asset value was estimated based on the relief of royalty method.

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2011 and 2010 presents the combined results of operations of the Company, and the 2010 and 2011 acquisitions described above, as if the acquisitions had occurred at January 1, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2,686.5	$2,645.8	$7,906.1	$7,867.0
Net earnings attributable to RR Donnelley common shareholders	164.3	26.1	241.8	137.8
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.87	$0.13	$1.23	$0.67
Diluted	$0.86	$0.12	$1.21	$0.66

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The unaudited pro forma financial information for the three months ended September 30, 2011 and 2010 included $28.6 million and $28.9 million, respectively, for the amortization of purchased intangibles. Amortization of purchased intangibles for the nine months ended September 30, 2011 and 2010 was $86.4 million and $86.8 million, respectively. In addition, the unaudited pro forma financial information includes restructuring and impairment charges from operations of $22.9 million and $76.1 million for the three months ended September 30, 2011 and 2010, respectively. Restructuring and impairment charges for the nine months ended September 30, 2011 and 2010 were $84.8 million and $165.8 million, respectively. The pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Depreciation and amortization of purchased assets, pre-tax	$(1.4)	$(0.6)	$(0.8)	$(2.7)
Acquisition expenses, pre-tax	0.5	5.1	1.3	11.0
Restructuring and impairment charges, pre-tax	11.3	(26.5)	75.9	(83.6)
Inventory fair value adjustment, pre-tax	—	—	3.6	(5.8)
Other pro forma adjustments, pre-tax	0.1	(1.9)	(7.2)	4.5
Income taxes	(3.2)	14.4	(29.0)	42.6

3. Inventories

	September 30, 2011	December 31, 2010
Raw materials and manufacturing supplies	$241.5	$259.6
Work in process	216.5	184.3
Finished goods	210.8	204.7
LIFO reserve	(97.0)	(88.0)

Total	$571.8	$560.6

4. Property, Plant and Equipment

	September 30, 2011	December 31, 2010
Land	$111.4	$111.4
Buildings	1,183.4	1,197.9
Machinery and equipment	6,078.9	6,098.8

Property, plant and equipment—gross cost	7,373.7	7,408.1
Less: Accumulated depreciation	(5,443.6)	(5,269.4)

Total	$1,930.1	$2,138.7

During the three and nine months ended September 30, 2011, depreciation expense was $103.8 million and $316.1 million, respectively. During the three and nine months ended September 30, 2010, depreciation expense was $102.1 million and $318.6 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $15.4 million at September 30, 2011 and $6.5 million at December 31, 2010. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

5. Goodwill and Other Intangible Assets

Goodwill at September 30, 2011 and December 31, 2010 and changes during the nine months ended September 30, 2011 were as follows:

Goodwill	U.S. Print and Related Services	International	Total
Net book value at December 31, 2010
Goodwill	$3,141.7	$1,298.5	$4,440.2
Accumulated impairment losses	(939.2)	(974.2)	(1,913.4)

Total	2,202.5	324.3	2,526.8

Acquisitions	110.9	—	110.9
Foreign exchange and other adjustments	3.1	(11.3)	(8.2)

Net book value at September 30, 2011
Goodwill	3,255.7	1,284.6	4,540.3
Accumulated impairment losses	(939.2)	(971.6)	(1,910.8)

Total	$2,316.5	$313.0	$2,629.5

The components of other intangible assets at September 30, 2011 and December 31, 2010 were as follows:

Other Intangible Assets	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$29.4	$(24.0)	$5.4	$25.7	$(23.0)	$2.7
Patents	98.3	(92.8)	5.5	98.3	(83.6)	14.7
Customer relationship intangibles	1,247.4	(595.1)	652.3	1,244.3	(519.8)	724.5
Trade names	23.6	(8.9)	14.7	22.7	(7.7)	15.0

Total amortizable purchased intangible assets	1,398.7	(720.8)	677.9	1,391.0	(634.1)	756.9
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,416.8	$(720.8)	$696.0	$1,409.1	$(634.1)	$775.0

During the nine months ended September 30, 2011, the Company recorded the following additions to intangible assets:

	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$3.8	4.5
Customer relationship intangibles	2.6	4.2
Trade names	0.9	4.0

Total	$7.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Amortization expense for other intangible assets was $28.6 million and $24.5 million for the three months ended September 30, 2011 and 2010, respectively, and $85.9 million and $73.5 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated annual amortization expense related to intangible assets as of September 30, 2011 was as follows:

For the year ending December 31,	Amount
2011	$114.1
2012	101.0
2013	98.2
2014	95.7
2015	88.0
2016 and thereafter	266.8

Total	$763.8

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2011 and 2010, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$11.0	$6.9	$10.2	$28.1	$0.7	$16.9	$0.9	$18.5
International	2.9	1.7	—	4.6	2.6	(0.6)	27.6	29.6
Corporate	0.3	0.8	0.4	1.5	(0.1)	0.7	—	0.6

Total	$14.2	$9.4	$10.6	$34.2	$3.2	$17.0	$28.5	$48.7

For the nine months ended September 30, 2011 and 2010, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$47.8	$42.9	$40.7	$131.4	$4.8	$20.2	$2.9	$27.9
International	17.5	5.1	1.0	23.6	13.9	3.8	27.9	45.6
Corporate	2.9	1.5	1.3	5.7	(0.2)	1.4	0.2	1.4

Total	$68.2	$49.5	$43.0	$160.7	$18.5	$25.4	$31.0	$74.9

For the three and nine months ended September 30, 2011, the Company recorded net restructuring charges of $14.2 million and $68.2 million, respectively, related to employee termination costs for 2,534 employees, of whom 1,991 were terminated as of September 30, 2011. These charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as the completed or announced closing of four books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. These actions included the reorganization of certain operations within the books and directories and the magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment. These actions also included the reorganization of certain operations within the Latin America reporting unit within the International segment. Additionally, the Company incurred multi-employer pension plan partial withdrawal charges, lease termination and other restructuring charges of $9.4 million and $49.5 million for the three and nine months ended September 30, 2011, respectively. Of the charges for the nine months ended September 30, 2011, $15.0 million related to multi-employer pension plan partial withdrawal charges primarily attributable to the closing of three manufacturing facilities within the U.S. Print and Related Services segment. For the three and nine months ended September 30, 2011, the Company also recorded $10.6 million and $43.0 million, respectively, of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

For the three and nine months ended September 30, 2010, the Company recorded a non-cash charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of these intangible assets primarily resulted from the termination of a customer contract. After recording the impairment charge, remaining customer relationship intangible assets in the Global Turnkey Solutions reporting unit were $46.6 million as of September 30, 2010. In addition, for the three and nine months ended September 30, 2010, the Company recorded net restructuring charges of $3.2 million and $18.5 million, respectively, for employee termination costs for 1,137 employees, substantially all of whom were terminated as of September 30, 2011. These terminations were associated with actions resulting from the reorganization of certain operations, including those within the business process outsourcing and Latin America reporting units. In addition, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazines, catalogs and retail inserts and variable print reporting units and the closing of one forms and labels manufacturing facility within the U.S. Print and Related Services segment.

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

Restructuring Reserve

The restructuring reserve as of September 30, 2011 and December 31, 2010 and changes during the nine months ended September 30, 2011 were as follows:

	December 31, 2010	Restructuring Costs Charged to Results of Operations	Foreign Exchange and Other	Cash Paid	September 30, 2011
Employee terminations	$11.2	$68.2	$(0.5)	$(42.7)	$36.2
Multi-employer pension withdrawal obligations	13.6	15.0	—	(0.5)	28.1
Lease terminations and other	29.2	34.5	0.1	(35.6)	28.2

Total	$54.0	$117.7	$(0.4)	$(78.8)	$92.5

The current portion of restructuring reserves of $52.4 million was included in accrued liabilities at September 30, 2011, while the long-term portion of $40.1 million, primarily related to multi-employer pension plan partial withdrawal charges and lease termination costs, was included in other noncurrent liabilities at September 30, 2011.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September of 2012.

As of September 30, 2011, the restructuring liabilities classified as “lease terminations and other” consists of lease terminations, other facility closing and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026 and payments on certain of the multi-employer pension plan partial withdrawal charges are scheduled to continue until 2031. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

7. Employee Benefits

The components of the estimated pension and postretirement benefits expense for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pension expense
Service cost	$21.3	$20.1	$64.1	$60.3
Interest cost	48.4	46.2	145.4	138.1
Expected return on assets	(67.2)	(64.8)	(201.6)	(193.7)
Amortization, net	12.4	6.5	37.4	19.2

Net pension expense	$14.9	$8.0	$45.3	$23.9

Postretirement benefits expense
Service cost	$1.8	$3.1	$6.4	$9.2
Interest cost	5.2	7.1	17.6	21.3
Expected return on assets	(3.6)	(3.8)	(11.2)	(11.6)
Amortization, net	(5.0)	(2.5)	(7.5)	(7.2)

Net postretirement benefits expense	$(1.6)	$3.9	$5.3	$11.7

As a result of the adoption of the Patient Protection and Affordable Care Act, the Company converted its current prescription drug program for certain medicare-eligible retirees to a group-based Company sponsored Medicare Part D program, or Employer Group Waiver Program (“EGWP”). Beginning January 1, 2013, EGWP subsidies to or for the benefit of this program will be used to reduce the Company’s net retiree medical and prescription drug costs until such net costs of the Company are eliminated, and any EGWP subsidies received in excess of the amount necessary to offset such net costs will be used to reduce the included group of retirees’ premiums. This change became effective in the second quarter of 2011 and is accounted for as a plan amendment, which resulted in the Company reducing its postretirement benefits liability by $81.5 million to $220.9 million as of June 30, 2011.

On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. Beginning January 1, 2012, employees will cease to earn additional benefits under the plans and no new employees will enter these plans. The plan freeze requires a remeasurement of the plans’ funded status as of November 2, 2011, which is expected to result in a non-cash curtailment gain of approximately $40.0 million to be recognized in the fourth quarter of 2011. The remeasurement is not expected to have a material effect on other components of net periodic pension expense for the year ended December 31, 2011.

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options and restricted stock units. The total compensation expense related to all share-based compensation plans was $6.1 million and $22.5 million for the three and nine months ended September 30, 2011, respectively. The total compensation expense related to all share-based compensation plans was $6.4 million and $22.4 million for the three and nine months ended September 30, 2010, respectively.

Stock Options

The Company granted 200,000 and 540,000 stock options during the nine months ended September 30, 2011 and 2010, respectively. The fair market value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of these stock options was determined using the following assumptions:

	2011	2010
Expected volatility	36.69%	35.61%
Risk-free interest rate	2.54%	2.75%
Expected life (years)	6.25	6.25
Expected dividend yield	4.57%	4.19%

The grant date fair market value of these options was $4.39 and $4.81 per stock option for the nine months ended September 30, 2011 and 2010, respectively.

Stock options as of September 30, 2011 and December 31, 2010 and changes during the nine months ended September 30, 2011 were as follows:

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	4,155	$20.80	6.3	$14.4
Granted	200	18.62	9.4
Exercised	(110)	9.37
Cancelled/forfeited/expired	(210)	25.04

Outstanding at September 30, 2011	4,035	20.72	6.1	$9.1

Exercisable at September 30, 2011	645	$7.09	7.4	$4.5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2011 and December 31, 2010, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011 and December 31, 2010. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and nine months ended September 30, 2011 was less than $0.1 million and $1.0 million, respectively. There were no options exercised for the three months ended September 30, 2010. Total intrinsic value of options exercised for the nine months ended September 30, 2010 was $2.1 million.

Compensation expense related to stock options for the three and nine months ended September 30, 2011 was $0.6 million and $2.0 million, respectively. Compensation expense related to stock options for the three and nine months ended September 30, 2010 was $0.8 million and $2.3 million, respectively. As of September 30, 2011, $3.6 million of total unrecognized share-based compensation expense related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of September 30, 2011 and December 31, 2010 and changes during the nine months ended September 30, 2011 were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	5,430	$12.96
Granted	1,524	16.37
Vested	(1,858)	12.93
Forfeited	(85)	15.40

Nonvested at September 30, 2011	5,011	$13.95

Compensation expense related to restricted stock units for the three and nine months ended September 30, 2011 was $5.2 million and $19.6 million, respectively. Compensation expense related to restricted stock units for the three and nine months ended September 30, 2010 was $5.6 million and $20.1 million, respectively. As of September 30, 2011, there was $31.8 million of unrecognized share-based compensation expense related to approximately 4.7 million restricted stock unit awards, with a weighted-average grant date fair market value of $13.85, and that are expected to vest over a weighted-average period of 2.0 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Performance Share Units

During the nine months ended September 30, 2011, a total of 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets for the three years ending December 31, 2013. Distributions under these awards are payable at the end of the performance period, which is January 1, 2011 through December 31, 2013, in common stock or cash, at the Company’s discretion. The total potential payouts range from 117,500 shares to 235,000 shares should certain performance targets be achieved. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company.

Compensation expense is currently being recognized based on an estimated payout of 235,000 shares. Compensation expense related to performance share unit awards for the three and nine months ended September 30, 2011 was $0.3 million and $0.9 million, respectively. As of September 30, 2011, there was $2.7 million of unrecognized share-based compensation expense related to performance share unit awards, which is expected to be recognized over a period of 2.3 years.

9. Equity

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2011:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$2,224.3	$21.1	$2,245.4
Net earnings	204.1	1.4	205.5
Other comprehensive income	16.3	0.3	16.6
Share-based compensation	22.5	—	22.5
Withholdings for share-based awards and other	(6.4)	—	(6.4)
Cash dividends paid	(156.5)	—	(156.5)
Payments for the acquisition of common stock	(500.0)	—	(500.0)
Distributions to noncontrolling interests	—	(3.2)	(3.2)

Balance at September 30, 2011	$1,804.3	$19.6	$1,823.9

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2010:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	$2,134.0	$27.0	$2,161.0
Net earnings (loss)	194.7	(3.7)	191.0
Other comprehensive income	13.0	0.2	13.2
Share-based compensation	22.4	—	22.4
Withholdings for share-based awards and other	(1.6)	—	(1.6)
Cash dividends paid	(160.7)	—	(160.7)
Distributions to noncontrolling interests	—	(1.6)	(1.6)

Balance at September 30, 2010	$2,201.8	$21.9	$2,223.7

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

Accelerated Share Repurchase Program

As part of the share repurchase program, on May 5, 2011 the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank subject to a 20%, or $100 million, holdback. At the conclusion of the ASR, the Company may receive additional shares or may be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume weighted average price of the Company’s common stock (subject to a discount agreed upon with the investment bank) over an averaging period, which is expected to end during the fourth quarter of 2011. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period.

The ASR was accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR. The forward stock purchase contract is classified as an equity instrument. As of September 30, 2011, based on the volume weighted average price of the Company’s common stock of $17.62, the investment bank would be required to deliver an additional 8.4 million shares to the Company. Increases in the volume weighted average price of the Company’s common stock over the averaging period would decrease the number of shares the investment bank would be required to deliver, or increase the amount of cash or number of shares the Company would be required to deliver to the investment bank. Decreases in the volume weighted average price of the Company’s common stock over the averaging period would increase the number of shares the investment bank would be required to deliver to the Company. As of September 30, 2011, the $100 million holdback was recorded as a reduction in additional paid-in capital in the Condensed Consolidated Balance Sheet.

10. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$158.0	$53.3	$204.1	$194.7
Denominator:
Weighted average number of common shares outstanding	188.1	206.3	197.2	206.1
Dilutive options and awards (a)	2.7	3.6	2.6	3.5

Diluted weighted average number of common shares outstanding	190.8	209.9	199.8	209.6

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.84	$0.26	$1.03	$0.94

Diluted	$0.83	$0.25	$1.02	$0.93

Cash dividends paid per common share	$0.26	$0.26	$0.78	$0.78

(a)	Diluted options and awards take into consideration the dilution of certain unvested restricted stock awards, performance awards and unexercised stock option awards. For the three and nine months ended September 30, 2011, restricted stock units of 2.8 million and 3.0 million, respectively, were excluded as their effect would be anti-dilutive. For the three and nine months ended September 30, 2011, performance stock units of 0.2 million were excluded as their effect would be anti-dilutive. For the three and nine months ended September 30, 2011, options to purchase 3.6 million shares and 3.5 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

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

As discussed in Note 9, the Company received an initial delivery of 19.9 million shares under the ASR. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the agreement. Based upon the volume weighted average price of the Company’s common stock through September 30, 2011, the shares related to the forward stock purchase component of the ASR were anti-dilutive for the three and nine months ended September 30, 2011.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

11. Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$158.7	$52.8	$205.5	$191.0
Translation adjustments	(102.6)	77.4	(50.4)	5.4
Adjustment for net periodic pension and postretirement benefit cost, net of tax	4.2	2.6	66.4	7.5
Change in fair value of derivatives, net of tax	0.1	0.1	0.6	0.3

Comprehensive income	60.4	132.9	222.1	204.2
Less: comprehensive income (loss) attributable to noncontrolling interests	0.8	(0.2)	1.7	(3.5)

Comprehensive income attributable to RR Donnelley common shareholders	$59.6	$133.1	$220.4	$207.7

For the three and nine months ended September 30, 2011, the changes in other comprehensive income were net of tax provisions of $0.1 million and $0.4 million, respectively, related to the change in fair value of derivatives and $2.5 million and $42.4 million, respectively, related to the adjustment for net periodic pension and postretirement benefit costs. For the three and nine months ended September 30, 2010, the changes in other comprehensive income were net of tax provisions of less than $0.1 million and $0.2 million, respectively, related to the change in fair value of derivatives and tax benefits of $1.4 million and $4.3 million, respectively, for the adjustment for net periodic pension and postretirement benefit costs.

12. Segment Information

The Company operates primarily in the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s reportable segments reflect the management reporting structure of the organization and the manner in which the chief operating decision-maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company’s segments and their products and service offerings are summarized below:

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2011
U.S. Print and Related Services	$1,988.5	$(9.1)	$1,979.4	$169.3	$96.3	$28.4
International	721.1	(17.2)	703.9	36.7	30.6	25.9

Total operating segments	2,709.6	(26.3)	2,683.3	206.0	126.9	54.3
Corporate	—	—	—	(49.2)	12.2	11.3

Total operations	$2,709.6	$(26.3)	$2,683.3	$156.8	$139.1	$65.6

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2010
U.S. Print and Related Services	$1,868.8	$(7.4)	$1,861.4	$168.3	$94.6	$24.7
International	638.8	(12.1)	626.7	23.5	28.2	19.1

Total operating segments	2,507.6	(19.5)	2,488.1	191.8	122.8	43.8
Corporate	—	—	—	(43.1)	7.5	6.6

Total operations	$2,507.6	$(19.5)	$2,488.1	$148.7	$130.3	$50.4

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2011
U.S. Print and Related Services	$5,874.2	$(32.8)	$5,841.4	$444.0	$6,409.2	$295.1	$83.8
International	2,100.8	(52.0)	2,048.8	124.4	2,401.3	92.6	72.8

Total operating segments	7,975.0	(84.8)	7,890.2	568.4	8,810.5	387.7	156.6
Corporate	—	—	—	(186.1)	95.4	32.3	37.2

Total operations	$7,975.0	$(84.8)	$7,890.2	$382.3	$8,905.9	$420.0	$193.8

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2010
U.S. Print and Related Services	$5,529.4	$(21.9)	$5,507.5	$511.6	$6,149.8	$294.3	$69.3
International	1,840.9	(36.6)	1,804.3	99.9	2,231.2	86.0	49.2

Total operating segments	7,370.3	(58.5)	7,311.8	611.5	8,381.0	380.3	118.5
Corporate	—	—	—	(141.7)	443.8	23.4	26.4

Total operations	$7,370.3	$(58.5)	$7,311.8	$469.8	$8,824.8	$403.7	$144.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in eleven active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate seven other previously owned facilities and five other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

14. Debt

The Company’s debt consists of the following:

	September 30, 2011	December 31, 2010
Credit facility borrowings	$345.0	$120.0
5.625% senior notes due January 15, 2012	158.6	158.6
4.95% senior notes due April 1, 2014	599.4	599.2
5.50% senior notes due May 15, 2015	399.8	499.6
8.60% senior notes due August 15, 2016	346.6	346.0
6.125% senior notes due January 15, 2017	522.8	622.0
7.25% senior notes due May 15, 2018	600.0	—
11.25% senior notes due February 1, 2019 (a)	172.2	400.0
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	69.0	68.9
Other, including capital leases	45.6	35.5

Total debt	3,939.2	3,530.0
Less: current portion	(519.0)	(131.4)

Long-term debt	$3,420.2	$3,398.6

(a)	On May 17, 2011, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75%, as a result of downgrades in the ratings of the notes by the rating agencies.

The fair values of the senior notes and debentures, which were based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was less than its book value by approximately $229.8 million and greater than its book value by approximately $259.3 million at September 30, 2011 and December 31, 2010, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Company’s unsecured and committed revolving credit agreement (the “Credit Agreement”). On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019. The repurchases resulted in pre-tax losses on debt extinguishment of $1.3 million and $69.9 million for the three and nine months ended September 30, 2011, respectively.

Interest income was $2.9 million and $9.1 million for the three and nine months ended September 30, 2011, respectively. Interest income was $1.9 million and $5.5 million for the three and nine months ended September 30, 2010, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at September 30, 2011 and December 31, 2010 was $92.3 million and $100.9 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

At September 30, 2011 and December 31, 2010, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges and the accounts on the Condensed Consolidated Balance Sheets in which the fair value amounts are included are shown in the table below:

	September 30, 2011	December 31, 2010
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.3	$0.5
Accrued liabilities	0.3	0.3

Derivatives designated as fair value hedges
Other noncurrent assets	$23.5	$16.8

The pre-tax gains (losses) related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(2.7)	$2.2	$(1.0)	$(2.2)

Total gain (loss) recognized in the condensed consolidated statements of operations	Selling, general and administrative expenses	$(2.7)	$2.2	$(1.0)	$(2.2)

For derivatives designated as fair value hedges, the pre-tax gains (losses) related to the hedged items, attributable to changes in the hedged benchmark interest rate, and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2011 and 2010 are shown in the table below:

	Classification of Gain (Loss) Recognized in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Fair Value Hedges
Interest rate swaps	Investment and other income (expense)- net	$3.4	$11.3	$6.7	$25.5
Hedged items	Investment and other income (expense)- net	(3.2)	(10.7)	(5.8)	(23.7)

Total gain recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other income (expense)- net	$0.2	$0.6	$0.9	$1.8

The Company also recognized a net reduction to interest expense of $2.5 million and $7.6 million for the three and nine months ended September 30, 2011, respectively, and $2.1 million and $4.3 million for the three and nine months ended September 30, 2010, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

The pre-tax losses related to derivatives designated as cash flow hedges for the three months ended September 30, 2011 and 2010 are shown in the table below:

	Loss Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Loss Recognized in Income (Ineffective Portion)	Loss Recognized in Income (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.2)	$(0.1)	Loss on debt extinguishment	$—	$—

The pre-tax losses related to derivatives designated as cash flow hedges for the nine months ended September 30, 2011 and 2010 are shown in the table below:

	Loss Recognized in OCI (Effective Portion)		Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)		Classification of Loss Recognized in Income (Ineffective Portion)	Loss Recognized in Income (Ineffective Portion)
	2011	2010		2011	2010		2011	2010
Cash Flow Hedges
Interest rate lock	$—	$—	Interest expense—net	$(0.5)	$(0.4)	Loss on debt extinguishment	$(0.5)	$—

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements which were designated as cash flow hedges and used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive loss, which was being recognized in interest expense over the term of the hedged forecasted interest payments. On June 15, 2011, the Company repurchased $100 million of the 5.50% senior notes due May 15, 2015 which were hedged as part of the interest rate lock agreements. Pre-tax losses of $0.5 million were reclassified from accumulated other comprehensive loss to loss on debt extinguishment in the Consolidated Statement of Operations as a result of the change in expected forecasted interest payments. In addition, during the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were also hedged as part of the interest rate lock agreements. Pre-tax losses of $2.7 million were reclassified from accumulated other comprehensive loss to loss on debt extinguishment in the Consolidated Statement of Operations as a result of the change in expected forecasted interest payments. At September 30, 2011, a balance of $1.1 million remained in accumulated other comprehensive loss, of which $0.3 million is expected to be reclassified to expense over the next twelve months.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of September 30, 2011 and December 31, 2010.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the nine months ended September 30, 2011 are summarized below:

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

	Impairment Charge	Fair Value Measurement (Level 3)	September 30, 2011 Net Book Value
Long-lived assets held and used (1)	$15.7	$71.9	$66.5
Long-lived assets held for sale or disposal (2)	27.3	3.6	3.4

Total	$43.0	$75.5	$69.9

(1)	Long-lived assets held and used with a carrying amount of $87.6 million were written down to their fair value of $71.9 million, resulting in an impairment charge of $15.7 million for the nine months ended September 30, 2011. The fair values used for measuring impairment of land, buildings, machinery and equipment and leasehold improvements were determined using Level 3 inputs. These fair values were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to equipment and current marketplace conditions.
(2)	Long-lived assets held for sale or disposal with a carrying amount of $30.9 million were written down to their fair value of $3.6 million, resulting in an impairment charge of $27.3 million. The fair values of the land, buildings and machinery and equipment classified as held for sale or disposal were determined using Level 3 inputs and estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to equipment and current marketplace conditions.

See Note 14 for the fair value of the Company’s debt.

17. Income Taxes

The Company’s unrecognized tax benefits at September 30, 2011 and December 31, 2010 were as follows:

Balance at December 31, 2010	$157.1
Additions for tax positions of the current year	4.6
Additions for tax positions of the prior year	1.0
Reductions for tax positions of prior years	(20.2)
Settlements during the year	(1.8)
Lapses of applicable statutes of limitations	(58.1)
Foreign exchange and other	(0.2)

Balance at September 30, 2011	$82.4

During the three and nine months ended September 30, 2011, the Company recognized $68.8 million and $78.3 million, respectively, of previously unrecognized tax benefits, substantially all of which is due to the expiration of U.S. federal statutes of limitations for certain years. As of September 30, 2011, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $26.7 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

18. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09 “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”), which requires additional quantitative and qualitative disclosures for employers who participate in multiemployer pension plans. ASU 2011-09 will be effective for the Company for the year ended December 31, 2011. ASU 2011-09 will require additional disclosures, but otherwise is not expected to impact the Company’s consolidated financial position, annual results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 will be effective for the Company in the first quarter of 2012; however, the Company plans to early adopt ASU 2011-08 for its October 31, 2011 annual goodwill impairment analysis. ASU 2011-08 may reduce the complexity and costs of testing goodwill for impairment, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data unless otherwise indicated)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. ASU 2011-05 will be effective for the Company in the first quarter of 2012 and will impact the Company’s financial statement presentation, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is a global provider of integrated communications. Founded more than 147 years ago, the Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing products and services to leading clients in virtually every private and public sector.

Business Acquisitions

On September 6, 2011, the Company acquired Genesis Packaging & Design Inc. (“Genesis”), a full service provider of custom packaging, including designing, printing, die cutting, finishing and assembling. Genesis’ operations are included in the U.S. Print and Related Services segment.

On August 16, 2011, the Company acquired LibreDigital, Inc. (“LibreDigital”), a leading provider of digital content distribution, e-reading software, content conversion, data analytics and business intelligence services. LibreDigital’s operations are included in the U.S. Print and Related Services segment.

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s operations are included in the U.S. Print and Related Services segment.

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

Segment Description

The Company operates primarily in the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and their product and service offerings are summarized below:

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

Executive Summary

Financial Performance: Three Months Ended September 30, 2011

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended September 30, 2011, from the three months ended September 30, 2010, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended September 30, 2010	$148.7	6.0%	$53.3	$0.25
2011 restructuring and impairment charges	(34.2)	(1.3%)	(16.7)	(0.09)
2010 restructuring and impairment charges	48.7	2.0%	36.8	0.18
Acquisition-related expenses	1.9	0.1%	2.5	0.01
2011 loss on debt extinguishment	—	—	(0.8)	—
Recognition of income tax benefits	—	—	77.4	0.41
Operations	(8.3)	(1.0%)	5.5	0.07

For the three months ended September 30, 2011	$156.8	5.8%	$158.0	$0.83

2011 restructuring and impairment charges: included charges of $14.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations; $9.4 million of other restructuring costs, which consisted primarily of lease termination costs and other facility closure costs; and $10.6 million for impairment of long-lived assets. The majority of the restructuring and impairment charges related to the announced closing of one manufacturing facility and the reorganization of certain operations, within the books and directories reporting unit within the U.S. Print and Related Services segment.

2010 restructuring and impairment charges: included $26.9 million of non-cash charges for the impairment of intangible assets; charges of $3.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $17.0 million of other restructuring costs, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment; and $1.6 million for impairment of long-lived assets.

Acquisition-related expenses: included pre-tax charges of $0.7 million ($0.1 million after-tax benefit) related to legal, accounting and other expenses for the three months ended September 30, 2011, primarily associated with acquisitions contemplated or completed. For the three months ended September 30, 2010, these pre-tax charges were $2.6 million ($2.4 million after-tax).

2011 loss on debt extinguishment: included a pre-tax loss of $1.3 million on the repurchases of $11.6 million of the 11.25% senior notes due February 1, 2019.

Recognition of income tax benefits: included the recognition of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years. See discussion in Note 17 to the Condensed Consolidated Financial Statements.

Operations: reflected a decrease in books and directories, premedia and magazines, catalogs and retail inserts volume, continued price pressures, a decline in capital markets transactions activity and higher pension and other benefits-related expenses. These decreases were partially offset by higher volume in logistics, commercial and Latin America, a higher recovery on print-related by-products, cost savings from restructuring actions and productivity efforts, as well as lower incentive compensation expense. Additionally, income tax expense decreased due to the recognition of previously unrecognized tax benefits for certain state tax matters. See further details in the review of operating results by segment that follows below.

Financial Performance: Nine Months Ended September 30, 2011

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the nine months ended September 30, 2011, from the nine months ended September 30, 2010, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the nine months ended September 30, 2010	$469.8	6.4%	$194.7	$0.93
2011 restructuring and impairment charges	(160.7)	(2.0%)	(108.8)	(0.54)
2010 restructuring and impairment charges	74.9	1.0%	55.0	0.26
Acquisition-related expenses	5.9	0.1%	6.2	0.03
2011 gain on Helium investment	—	—	9.5	0.05
2011 loss on debt extinguishment	—	—	(45.1)	(0.23)
2010 Venezuela devaluation	—	—	4.5	0.02
Recognition of income tax benefits	—	—	77.4	0.39
Operations	(7.6)	(0.7%)	10.7	0.11

For the nine months ended September 30, 2011	$382.3	4.8%	$204.1	$1.02

2011 restructuring and impairment charges: included charges of $68.2 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations; $49.5 million of other restructuring costs, which consisted primarily of $15.0 million related to multi-employer pension plan partial withdrawal charges, as well as lease termination costs; and $43.0 million for impairment of long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition.

2010 restructuring and impairment charges: included $26.9 million of non-cash charges for the impairment of intangible assets; charges of $18.5 million for employee termination costs, substantially all of which were associated with restructuring actions resulting from the reorganization of certain operations and the exiting of certain business activities; $25.4 million of other restructuring costs, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment; and $4.1 million for impairment of long-lived assets.

Acquisition-related expenses: included pre-tax charges of $2.0 million ($1.1 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2011, primarily associated with acquisitions contemplated or completed. For the nine months ended September 30, 2010, these pre-tax charges were $7.9 million ($7.3 million after-tax).

2011 gain on Helium investment: included a pre-tax gain of $9.8 million as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

2011 loss on debt extinguishment: included a pre-tax loss of $69.9 million on the repurchases of $227.8 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The $69.9 million pre-tax loss also includes the reclassification of a $0.5 million pre-tax loss from accumulated other comprehensive loss to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of the 5.50% senior notes.

2010 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and an increase in loss attributable to noncontrolling interest of $3.6 million.

Recognition of income tax benefits: included the recognition of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years. See discussion in Note 17 to the Condensed Consolidated Financial Statements.

Operations: reflected a decrease in books and directories volume, higher pension and other benefits-related expenses and continued price pressures, partially offset by higher volume in the logistics and commercial print reporting units and in the International segment. Additionally, these decreases were partially offset by a higher recovery on print-related by-products, cost savings from restructuring actions, productivity efforts and lower incentive compensation expense. Income tax expense also decreased due to the recognition of previously unrecognized tax benefits related to certain state tax matters. See further details in the review of operating results by segment that follows below.

Overview

During the third quarter of 2011, the Company’s net sales increased despite the negative impact of worldwide market volatility and economic uncertainty. Reported net sales continued to benefit from the acquisition of Bowne and increased $195.2 million, or 7.8%, from the third quarter of 2010. Changes in foreign exchange rates increased reported net sales $26.8 million, or 1.1%. Pro forma for acquisitions, net sales grew 1.5% (See Note 2 to the Condensed Consolidated Financial Statements). The increase in reported net sales was also due to volume growth in Latin America, commercial print and logistics, as well as an increase in pass-through paper sales. These increases were partially offset by lower volume in books and directories, premedia, and magazines, catalogs and retail inserts. Additionally, the increases in net sales were partially offset by continued price pressures, lower volume in financial printing and related services, due to the impact of market volatility on capital markets transactions activity around the world and the slowdown in growth of the U.S. economy.

The Company continued to make significant progress in the integration of Bowne during the third quarter. Restructuring actions to eliminate duplicate facilities and personnel have been implemented throughout the affected operations. Along with the Company’s continuing focus on productivity improvement, these actions are expected to result in significant cost savings.

The Company’s operating cash flow for the three months ended September 30, 2011 increased by approximately $90 million from the third quarter of 2010. This increase reflected improvements in working capital management, including benefits of process and systems integration efforts related to the Bowne acquisition.

On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. Beginning January 1, 2012, employees will cease to earn additional benefits under the plans and no new employees will enter these plans. The plan freeze requires a remeasurement of the plans’ funded status as of November 2, 2011, which is expected to result in a non-cash curtailment gain of approximately $40.0 million to be recorded in the fourth quarter of 2011. The pension freeze is also expected to result in a significant reduction in net periodic pension expense in 2012. Also effective January 1, 2012, the Company will institute a defined contribution matching program for most U.S. employees. The cost of the Company match will be determined by the level of eligible employee contributions made to the plan and the related expense will be recognized as incurred.

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

As a substitute for print, the impact of digital technologies has been felt mainly in directories, forms and statement printing, as electronic communication and transaction technology has eliminated or reduced the role of many traditional paper forms. Electronic substitution has continued to accelerate in directory printing in part driven by environmental concerns and cost pressures at key customers. In addition, rapid growth in the adoption of e-books is having an increasing impact on consumer print book volume, though only a limited impact on educational and specialty books. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in the Company’s existing business to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices increased during the first three quarters of 2011, and volatility in future years is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases to a large extent, but there is no assurance that market conditions will continue to enable the Company to successfully do so. In addition, management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On October 18, 2011, the United States Postal Service (“USPS”) announced a postage rate increase effective January 22, 2012, for certain types of first-class postage. The new rates will increase the cost of mailing these classes of mail by approximately 2.1%, which is the cap under the Postal Accountability and Enhancement Act (“the Act”). Under the Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the USPS and its customers to offer innovative products and services to minimize costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the nine months ended September 30, 2011 compared to expected results as of October 31, 2010. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in last year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since October 31, 2010, the market value of the Company’s stock has decreased and market yields on the Company’s debt have also increased in recent months. Management considered these trends in performing its assessment of whether an interim impairment review was required for any reporting units. Based on this interim assessment, management concluded that as of September 30, 2011, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2011, the Company’s next annual measurement date.

The funded status of the Company’s pension plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could significantly increase the underfunded status of the plans. In addition, declines in the market value of the securities held by the plans could further reduce the funded status of the plans. Such changes could affect the level of pension expense and required contributions in future years. Currently, the Company expects a significant increase in pension plan contributions in 2012.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AS

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

The following table shows the results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
		(in millions)
Net sales
Products	$2,364.9	$2,213.8	$151.1	6.8%
Services	318.4	274.3	44.1	16.1%

Total net sales	2,683.3	2,488.1	195.2	7.8%
Products cost of sales (exclusive of depreciation and amortization shown below)	1,830.4	1,694.1	136.3	8.0%
Services cost of sales (exclusive of depreciation and amortization shown below)	225.9	204.6	21.3	10.4%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	296.9	261.7	35.2	13.5%
Restructuring and impairment charges	34.2	48.7	(14.5)	(29.8%)
Depreciation and amortization	139.1	130.3	8.8	6.8%

Total operating expenses	2,526.5	2,339.4	187.1	8.0%

Income from operations	$156.8	$148.7	$8.1	5.4%

Consolidated

Net sales of products for the three months ended September 30, 2011 increased $151.1 million, or 6.8%, to $2,364.9 million versus the same period in the prior year. Changes in foreign exchange rates increased net sales by $24.2 million, or 1.1%. The increase in net sales of products was due to the acquisition of Bowne, higher volume driven by increased business in Latin America, commercial and Asia, as well as an increase in pass-through paper sales. These increases were partially offset by a decrease in volume within the books and directories, Europe and the magazines, catalogs and retail inserts reporting units. The increases were also partially offset by continued price pressures and a decline in capital markets transactions activity.

Net sales from services for the three months ended September 30, 2011 increased $44.1 million, or 16.1%, to $318.4 million versus the same period in the prior year. Net sales from services increased due to the acquisition of Bowne and higher logistics volumes, driven in part by growth in print logistics, mail center and commingling services. Changes in foreign exchange rates resulted in increases to net sales of $2.6 million, or 0.9%. These increases were partially offset by lower volume and continued price pressures within premedia.

Products cost of sales increased $136.3 million to $1,830.4 million for the three months ended September 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and higher pricing on materials, partially offset by a higher recovery on print-related by-products and lower incentive compensation expense. Products cost of sales as a percentage of products net sales increased from 76.5% to 77.4%, reflecting continued price pressures and an unfavorable mix within the books and directories and the magazines, catalogs and retail inserts reporting units, partially offset by lower incentive compensation expense, a higher recovery on print-related by-products and productivity efforts.

Services cost of sales increased $21.3 million to $225.9 million for the three months ended September 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and higher logistics volume. Services cost of sales as a percentage of net sales decreased from 74.6% to 70.9%, reflecting an increase in logistics volumes and a favorable mix within premedia.

Selling, general and administrative expenses increased $35.2 million to $296.9 million for the three months ended September 30, 2011 versus the same period in the prior year due to the acquisition of Bowne and higher pension and other benefits-related expenses, partially offset by cost savings from restructuring activities and lower incentive compensation expense. Selling, general and administrative expenses as a percentage of net sales increased from 10.5% to 11.1%, reflecting the acquisition of Bowne and increased pension and other benefits-related expenses, partially offset by lower incentive compensation expense.

For the three months ended September 30, 2011, the Company recorded net restructuring and impairment charges of $34.2 million compared to $48.7 million in the same period of 2010. In 2011, these charges included $14.2 million for workforce reductions of 675 employees (of whom 361 were terminated as of September 30, 2011) associated with actions resulting from the reorganization of certain operations. These charges related to the announced closing of one manufacturing facility and the reorganization of certain operations within the books and directories reporting unit within the U.S Print and Related Services segment. These actions also included the closings of certain facilities and headcount reductions due to the Bowne acquisition. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $9.4 million, and $10.6 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the announced facility closings.

Restructuring and impairment charges for the three months ended September 30, 2010 included a non-cash pre-tax charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of these intangible assets primarily resulted from the termination of a customer contract. Additionally, for the three months ended September 30, 2010, the Company recorded $3.2 million for workforce reductions of 227 employees (substantially all of whom were terminated as of September 30, 2011) associated with actions resulting from the reorganization of certain operations. These charges primarily related to the reorganization of certain operations within the business process outsourcing and Latin America reporting units within the International segment and the reorganization of certain operations within the magazine, catalog and retail insert reporting unit within the U.S. Print and Related Services segment. In addition, the Company recorded $1.6 million of impairment charges of other long-lived assets and $17.0 million of other restructuring costs. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs. These costs were partially offset by the gain on the sale of a previously closed facility in the International segment.

Depreciation and amortization increased $8.8 million to $139.1 million for the three months ended September 30, 2011 compared to the same period in 2010, primarily due to higher amortization expense associated with customer relationship intangible assets resulting from the acquisition of Bowne. Depreciation and amortization included $28.6 million and $24.5 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the three months ended September 30, 2011 and 2010, respectively.

Income from operations for the three months ended September 30, 2011 was $156.8 million, an increase of 5.4% compared to the three months ended September 30, 2010. The increase was primarily driven by a decrease in restructuring and impairment charges, higher volume, primarily related to the Bowne acquisition, procurement savings and benefits achieved from restructuring activities and lower incentive compensation expense, partially offset by continued price pressure and higher pension and other benefits-related expenses.

Net interest expense increased by $5.3 million for the three months ended September 30, 2011 versus the same period in 2010, primarily due to the issuance of $600 million of 7.25% senior notes on June 1, 2011, and increased borrowings under the Credit Agreement used to finance the Company’s accelerated share repurchase. These increases were partially offset by interest savings due to the repurchase of debt in June 2011.

Net investment and other income (expense) for the three months ended September 30, 2011 and 2010 was income of $1.3 million and $0.7 million, respectively.

Loss on debt extinguishment for the three months ended September 30, 2011 was $1.3 million. The loss was due to the repurchase of $11.6 million of the 11.25% senior notes due February 1, 2019.

The effective income tax rate for the three months ended September 30, 2011 was a benefit of 69.0% compared to a provision of 42.5% for the same period in 2010. The tax benefit for the three months ended September 30, 2011 reflects the recognition of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years and changes in the expected resolution of certain state tax matters.

Net earnings attributable to RR Donnelley common shareholders for the three months ended September 30, 2011 was $158.0 million, or $0.83 per diluted share, compared to $53.3 million, or $0.25 per diluted share, for the three months ended September 30, 2010. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 19.1 million primarily due to the repurchase of the Company’s shares as a result of the accelerated share repurchase program.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended September 30,
	2011	2010
	(in millions)
Net sales	$1,979.4	$1,861.4
Income from operations	169.3	168.3
Operating margin	8.6%	9.0%
Restructuring and impairment charges	28.1	18.5

	Net Sales for the Three Months Ended September 30,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$480.9	$488.1	$(7.2)	(1.5%)
Books and directories	347.0	372.7	(25.7)	(6.9%)
Variable print (1)	311.9	291.1	20.8	7.1%
Financial print	195.4	113.3	82.1	72.5%
Forms and labels	195.8	203.9	(8.1)	(4.0%)
Logistics	178.3	152.1	26.2	17.2%
Commercial (1)	173.5	142.4	31.1	21.8%
Office products	57.3	52.8	4.5	8.5%
Premedia	39.3	45.0	(5.7)	(12.7%)

Total U.S. Print and Related Services	$1,979.4	$1,861.4	$118.0	6.3%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended September 30, 2011 were $1,979.4 million, an increase of $118.0 million, or 6.3%, compared to the same period in 2010. Net sales increased due to the acquisition of Bowne, higher commercial and logistics volumes, as well as higher pass-through paper sales. These increases were partially offset by lower volume in books and directories, premedia and continued price pressures. Lower volume within magazines, catalogs and retail inserts, as well as a decline in capital markets transactions activity, also offset the increase in net sales. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales decreased slightly due to continued price pressures and lower volume, partially offset by higher pass-through paper sales.

•

Books and directories: Sales decreased primarily as a result of lower volume in consumer books and directories, as well as lower pass-through paper sales in directories. The decrease in the volume of consumer books was due to the increasing popularity of e-books, a decline in popular titles and the liquidation of a large bookstore chain.

•

Variable print: Sales increased as a result of the acquisition of Bowne and higher digital print and fulfillment volume, partially offset by lower statement printing volume and reduction in pass-through postage sales.

•

Financial print: Sales increased as a result of the acquisition of Bowne and higher volume in compliance and investment management transactions. This increase was partially offset by a decline in capital markets transactions activity.

•	Forms and labels: Sales decreased due to continued price pressure on both forms and labels and lower forms volume.

•	Logistics: Sales increased due to higher print logistics services volumes and higher fuel surcharges, as well as growth in mail center and commingling services.

•	Commercial: Sales increased due to higher volume from new customers, as well as an increase in pass-through sales due to growth in print management, partially offset by increased price pressure.

•	Office products: Sales increased due to new business from existing customers.

•	Premedia: Sales decreased primarily due to lower customer volume and continued price pressures.

U.S. Print and Related Services segment income from operations increased $1.0 million for the three months ended September 30, 2011 primarily due to lower incentive compensation expense and a higher recovery on print-related by-products, mostly offset by continued price pressures and higher restructuring and impairment charges. Operating margins in the U.S. Print and Related Services segment decreased from 9.0% for the three months ended September 30, 2010 to 8.6% for the three months ended September 30, 2011, substantially all of which was attributable to higher restructuring and impairment charges.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2011	2010
	(in millions)
Net sales	$703.9	$626.7
Income from operations	36.7	23.5
Operating margin	5.2%	3.7%
Restructuring and impairment charges	4.6	29.6

	Net Sales for the Three Months Ended September 30,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Asia	$169.5	$155.9	$13.6	8.7%
Business process outsourcing	142.4	138.5	3.9	2.8%
Latin America	145.5	110.8	34.7	31.3%
Europe	116.8	100.8	16.0	15.9%
Global Turnkey Solutions	66.3	71.4	(5.1)	(7.1%)
Canada	63.4	49.3	14.1	28.6%

Total International	$703.9	$626.7	$77.2	12.3%

Net sales for the International segment for the three months ended September 30, 2011 were $703.9 million, an increase of $77.2 million, or 12.3%, compared to the same period in 2010. This increase was primarily due to changes in foreign exchange rates of $26.8 million, or 4.3%, increased business in Latin America and Asia, higher pass-through paper sales in Europe and the acquisition of Bowne. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume from technology manuals and packaging products and changes in foreign exchange rates, partially offset by a decline in capital markets transactions activity and continued price pressures.

•	Business process outsourcing: Sales increased due to changes in foreign exchange rates and increased volume from new and existing customers, partially offset by expiring contracts.

•

Latin America: Sales increased due to the timing of the production and distribution of educational testing materials in Brazil, as well as increased sales of books in Brazil, higher commercial print volumes in Argentina and Mexico and changes in foreign exchange rates, partially offset by the continued decline in forms volume in Brazil and continued price pressures.

•

Europe: Sales increased due to higher pass-through paper sales, changes in foreign exchange rates, increased publishing and other packaging products volume and the acquisition of Bowne, partially offset by lower directories and technology manuals volume and declining prices.

•	Global Turnkey Solutions: Sales decreased due to lower volume from one existing customer and an expiring contract, partially offset by changes in foreign exchange rates and a new customer contract.

•

Canada: Sales increased due to the acquisition of Bowne, changes in foreign exchange rates and higher statement printing volume, partially offset by a decline in capital markets transactions activity and lower forms volume.

Income from operations increased $13.2 million primarily due to lower restructuring and impairment charges and the acquisition of Bowne, partially offset by continued price pressures. Operating margins increased from 3.7% to 5.2% for the three months ended September 30, 2011, primarily attributable to lower restructuring costs and impairment charges, partially offset by continued price pressures.

Corporate

Corporate operating expenses during the three months ended September 30, 2011 were $49.2 million, an increase of $6.1 million compared to the same period in 2010. The increase was driven by higher pension and other benefits-related expenses, and an increase in information technology costs related to recent acquisitions, partially offset by lower incentive compensation expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AS

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

The following table shows the results of operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
		(in millions)
Net sales
Products	$6,988.2	$6,542.1	$446.1	6.8%
Services	902.0	769.7	132.3	17.2%

Total net sales	7,890.2	7,311.8	578.4	7.9%
Products cost of sales (exclusive of depreciation and amortization shown below)	5,334.4	4,991.0	343.4	6.9%
Services cost of sales (exclusive of depreciation and amortization shown below)	659.7	569.0	90.7	15.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	933.1	803.4	129.7	16.1%
Restructuring and impairment charges	160.7	74.9	85.8	114.6%
Depreciation and amortization	420.0	403.7	16.3	4.0%

Total operating expenses	7,507.9	6,842.0	665.9	9.7%

Income from operations	$382.3	$469.8	$(87.5)	(18.6%)

Consolidated

Net sales of products for the nine months ended September 30, 2011 increased $446.1 million, or 6.8%, to $6,988.2 million versus the same period in the prior year. Changes in foreign exchange rates increased net sales by $79.5 million, or 1.2%. Net sales of products also increased due to the acquisition of Bowne, higher volume driven by increased business in the Latin America, Asia and commercial reporting units and increases in pass-through paper sales. These increases were partially offset by decreases in net sales primarily attributable to the production and distribution of materials for the U.S. Census in 2010 and decreases in volume within the books and directories reporting unit, as well as continued price pressures.

Net sales from services for the nine months ended September 30, 2011 increased $132.3 million, or 17.2%, to $902.0 million versus the same period in the prior year. Net sales from services increased due to the acquisition of Bowne and higher logistics volumes, driven in part by growth in print logistics, mail center and commingling services. Additionally, net sales increased due to changes in foreign exchange rates of $8.7 million, or 1.1%.

Products cost of sales increased $343.4 million to $5,334.4 million for the nine months ended September 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and higher pricing on materials, partially offset by lower incentive compensation expense and a higher recovery on print-related by-products. Products cost of sales as a percentage of products net sales remained constant at 76.3%, reflecting continued productivity efforts and a higher recovery on print-related by-products, primarily offset by continued price pressures.

Services cost of sales increased $90.7 million to $659.7 million for the nine months ended September 30, 2011 versus the same period in the prior year primarily due to the acquisition of Bowne and higher logistics volume. Services cost of sales as a percentage of net sales decreased from 73.9% to 73.1%, reflecting an increase in logistics volumes and lower incentive compensation expense, partially offset by an unfavorable mix within financial print and an increase in costs of transportation within the logistics reporting unit.

Selling, general and administrative expenses increased $129.7 million to $933.1 million for the nine months ended September 30, 2011 versus the same period in the prior year due to the acquisition of Bowne and higher pension and other benefits-related expenses, partially offset by cost savings from restructuring activities and lower incentive compensation expense. Selling, general and administrative expenses as a percentage of consolidated net sales increased from 11.0% to 11.8%, reflecting the acquisition of Bowne and increased pension and other benefits-related expenses.

For the nine months ended September 30, 2011, the Company recorded net restructuring and impairment charges of $160.7 million compared to $74.9 million in the same period of 2010. In 2011, these charges included $68.2 million for workforce reductions of 2,534 employees (of whom 1,991 were terminated as of September 30, 2011) associated with actions resulting from the reorganization of certain operations. These charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as the completed or announced closing of four books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. These actions included the reorganization of certain operations within the books and directories and the magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment. These actions also included the reorganization of certain operations within the Latin America reporting unit within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $49.5 million, of which $15.0 million related to multi-employer pension plan partial withdrawal charges primarily due to the completed closing of three manufacturing facilities, and $43.0 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings.

Restructuring and impairment charges for the nine months ended September 30, 2010 included a non-cash pre-tax charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of these intangible assets primarily resulted from the termination of a customer contract. Additionally, for the nine months ended September 30, 2010, the Company recorded $18.5 million for workforce reductions of 1,137 employees (substantially all of whom were terminated as of September 30, 2011) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the business process outsourcing and Latin America reporting units and the continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment. These actions also included the reorganization of certain operations within the magazines, catalogs and retail inserts and variable print reporting units and the closing of one forms and labels manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company recorded $4.1 million of impairment charges of other long-lived assets and $25.4 million of other restructuring costs. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

Depreciation and amortization increased $16.3 million to $420.0 million for the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to higher amortization expense associated with customer relationship intangible assets resulting from the acquisition of Bowne, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $86.0 million and $73.5 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the nine months ended September 30, 2011 and 2010, respectively.

Income from operations for the nine months ended September 30, 2011 was $382.3 million, a decrease of 18.6% compared to the nine months ended September 30, 2010. The decrease was primarily driven by higher restructuring and impairment charges in 2011, continued price pressure and higher pension and other benefits-related expenses, partially offset by higher volume, primarily related to the Bowne acquisition, procurement savings, lower incentive compensation expense and benefits achieved from restructuring activities.

Net interest expense increased by $16.0 million for the nine months ended September 30, 2011 versus the same period in 2010, primarily due to the issuance of $400 million of 7.625% senior notes on June 21, 2010 and $600 million of 7.25% senior notes on June 1, 2011, partially offset by the repayment of $325.7 million of 4.95% senior notes that matured on May 15, 2010. Additionally, net interest expense increased due to borrowings under the Credit Agreement used to finance the Company’s accelerated share repurchase. These increases were also partially offset by interest savings due to the repurchase of debt in June 2011.

Net investment and other income (expense) for the nine months ended September 30, 2011 and 2010 was income of $11.1 million and expense of $9.1 million, respectively. The nine months ended September 30, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment. For the nine months ended September 30, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests as reflected below.

Loss on debt extinguishment for the nine months ended September 30, 2011 was $69.9 million. The loss was due to the repurchases of $227.8 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015.

The effective income tax rate for the nine months ended September 30, 2011 was a benefit of 45.3% compared to a provision of 35.2% in the same period of 2010. The tax benefit for the nine months ended September 30, 2011 reflects the recognition of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years and changes in the expected resolution of certain state tax matters, as well as the release of valuation allowances on certain deferred tax assets in the U.S. and Europe. The 2010 effective tax rate reflects the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within Latin America.

Income (loss) attributable to noncontrolling interests was income of $1.4 million for the nine months ended September 30, 2011 and a loss of $3.7 million for the nine months ended September 30, 2010. The loss in 2010 as compared to income in 2011 primarily reflects the impact of the 2010 currency devaluation in Venezuela.

Net earnings attributable to RR Donnelley common shareholders for the nine months ended September 30, 2011 was $204.1 million, or $1.02 per diluted share, compared to $194.7 million, or $0.93 per diluted share, for the nine months ended September 30, 2010. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 9.8 million primarily due to the purchase of shares during the nine months ended September 30, 2011 as a result of the accelerated share repurchase program.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Net sales	$5,841.4	$5,507.5
Income from operations	444.0	511.6
Operating margin	7.6%	9.3%
Restructuring and impairment charges	131.4	27.9

	Net Sales for the Nine Months Ended September 30,
Reporting unit	2011	2010	$ Change	% Change
	(in millions)
Magazines, catalogs and retail inserts	$1,381.3	$1,385.9	$(4.6)	(0.3%)
Books and directories	976.1	1,071.3	(95.2)	(8.9%)
Variable print (1)	922.2	913.2	9.0	1.0%
Financial print	719.9	392.1	327.8	83.6%
Forms and labels	588.7	609.7	(21.0)	(3.4%)
Logistics	502.2	429.7	72.5	16.9%
Commercial (1)	470.8	422.3	48.5	11.5%
Office products	167.9	164.3	3.6	2.2%
Premedia	112.3	119.0	(6.7)	(5.6%)

Total U.S. Print and Related Services	$5,841.4	$5,507.5	$333.9	6.1%

(1)	The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products that may be produced within a reporting unit to meet customer needs and improve operating efficiency. Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the nine months ended September 30, 2011 were $5,841.4 million, an increase of $333.9 million, or 6.1%, compared to the same period in 2010. Net sales increased due to the acquisition of Bowne, as well as higher commercial and logistics volumes. The increases not related to the Bowne acquisition were more than offset by the production and distribution of materials for the U.S. Census in 2010, as well as lower volume in books and directories, continued price pressures and a decline in capital markets transactions activity. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales decreased due to continued price pressures and lower volume, partially offset by higher pass-through paper sales.

•

Books and directories: Sales decreased primarily as a result of lower volume in consumer books, educational books and directories, as well as lower pass-through paper sales in directories. The decrease in the volume of consumer books was due to the increasing popularity of e-books, a decline in popular titles and the liquidation of a large bookstore chain.

•

Variable print: Sales increased as a result of the acquisition of Bowne and higher direct mailings from financial services customers, partially offset by production and distribution of materials for the U.S. Census in 2010, lower statement printing volume and reduction in pass-through postage sales.

•

Financial print: Sales increased as a result of the Bowne acquisition and higher volume in compliance and investment management transactions. This increase was partially offset by a decline in capital markets transactions activity.

•	Forms and labels: Sales decreased due to continued price pressure on both forms and labels and lower forms volume, partially offset by increased volume in labels.

•	Logistics: Sales increased primarily due to higher print logistics services volumes along with higher fuel surcharges, as well as growth in mail center and commingling services.

•	Commercial: Sales increased due to higher volume from new customers, as well as an increase in pass-through sales due to growth in print management, partially offset by increased price pressure.

•	Office products: Sales increased due to new business from existing customers, partially offset by lower volume and unfavorable mix.

•	Premedia: Sales decreased due to lower pricing and volume from existing customers, partially offset by volume from new customers.

Income from operations decreased $67.6 million for the nine months ended September 30, 2011 mainly driven by higher restructuring and impairment charges, continued price pressures, and lower volumes in the books and directories reporting unit, partially offset by the acquisition of Bowne and lower incentive compensation expense. Operating margins in the U.S. Print and Related Services segment decreased from 9.3% for the nine months ended September 30, 2010 to 7.6% for the nine months ended September 30, 2011, substantially all of which was attributable to higher restructuring and impairment charges.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Net sales	$2,048.8	$1,804.3
Income from continuing operations	124.4	99.9
Operating margin	6.1%	5.5%
Restructuring and impairment charges	23.6	45.6

	Net Sales for the Nine Months Ended September 30,
Reporting unit	2011	2010	$ Change	% Change
		(in millions)
Asia	$463.5	$393.2	$70.3	17.9%
Business process outsourcing	418.2	418.0	0.2	0.0%
Latin America	385.2	313.5	71.7	22.9%
Europe	354.0	287.6	66.4	23.1%
Global Turnkey Solutions	215.7	230.8	(15.1)	(6.5%)
Canada	212.2	161.2	51.0	31.6%

Total International	$2,048.8	$1,804.3	$244.5	13.6%

Net sales for the International segment for the nine months ended September 30, 2011 were $2,048.8 million, an increase of $244.5 million, or 13.6%, compared to the same period in 2010. The net sales increase was due to increased business in Latin America and Asia, changes in foreign exchange rates of $87.8 million, or 4.9%, higher pass-through paper sales and the acquisition of Bowne. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher domestic sales of catalogs and retail inserts, increased volume from technology manuals and packaging products and changes in foreign exchange rates, partially offset by a decline in capital markets transactions activity and continued price pressures.

•	Business process outsourcing: Sales increased due to changes in foreign exchange rates, partially offset by lower direct mailings and pass-through sales, as well as expiring contracts.

•

Latin America: Sales increased due to the timing of the production and distribution of educational testing materials in Brazil, increased commercial print volumes in Argentina, Chile and Mexico, higher sales of books in Brazil and Chile, as well as changes in foreign exchange rates, partially offset by the continued decline in forms volumes in Brazil and continued price pressures.

•

Europe: Sales increased due to higher pass-through paper sales, changes in foreign exchange rates, increased commercial print and other packaging products volume, as well as the acquisition of Bowne, partially offset by lower prices and a decrease in directories volume.

•

Global Turnkey Solutions: Sales decreased due to lower volume from one existing customer and an expiring contract, partially offset by changes in foreign exchange rates and volume increases from other existing customers and a new customer contract.

•	Canada: Sales increased due to the acquisition of Bowne and changes in foreign exchange rates, partially offset by a decline in capital markets transactions activity and lower forms volume.

Income from operations increased $24.5 million for the nine months ended September 30, 2011, primarily due to lower restructuring and impairment charges, as well as the acquisition of Bowne, partially offset by continued price pressure. Operating margins increased from 5.5% for the nine months ended September 30, 2010 to 6.1% for the nine months ended September 30, 2011, primarily due to lower restructuring and impairment charges and an increase in volumes, partially offset by lower prices.

Corporate

Corporate operating expenses during the nine months ended September 30, 2011 were $186.1 million, an increase of $44.4 million compared to the same period in 2010. The increase was driven by higher pension and other benefits-related expenses, an increase in information technology costs related to recent acquisitions, higher workers’ compensation expense, the acquisition of Bowne and higher restructuring and impairment charges, partially offset by lower incentive compensation expense and acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the nine months ended September 30, 2011 and 2010.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $471.8 million for the nine months ended September 30, 2011, compared to $481.1 million for the same period last year. The decrease in operating cash flow reflects higher incentive compensation payments in the first quarter of 2011 (for 2010 incentives) compared to 2010 (for 2009 incentives) due to better operating results in 2010 as compared to the operating results of 2009. Additionally, the payments in 2010 were under the 2009 incentive compensation plan, which deferred payments equally over four years, while the 2010 plan was fully paid in 2011. Further decreases were due to restructuring and pension payments related to the Bowne acquisition and higher interest payments primarily related to the June 2010 issuance of $400.0 million of long-term senior notes and higher borrowings under the Credit Agreement in 2011 as compared to the Company’s previous revolving credit facility in 2010. These decreases were mostly offset by improvements in working capital management, including benefits of process and systems integration efforts related to the Bowne acquisition, the $57.5 million payment in January 2010 related to the termination of the long-term customer contract in 2009 and lower income tax payments.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $304.5 million compared to $152.3 million for the nine months ended September 30, 2010. Net cash used for acquisitions included $113.4 million for the acquisitions of Helium, LibreDigital, Journalism Online, Genesis and Sequence during the nine months ended September 30, 2011. The Company also used $7.0 million to purchase a long-term investment during the nine months ended September 30, 2011. For the nine months ended September 30, 2010, the Company used $17.0 million to purchase long-term investments and $14.7 million to purchase short-term deposits. A portion of the short-term deposits were subsequently liquidated for $11.9 million during the nine months ended September 30, 2010. Capital expenditures for the nine months ended September 30, 2011 were $193.8 million, an increase of $48.9 million compared to the same period in 2010. The Company expects that capital expenditures for 2011 will be approximately $250 million to $275 million compared to $229.4 million in 2010.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 was $325.8 million compared to $89.7 million in the same period of 2010. During the nine months ended September 30, 2011, the Company received proceeds from the issuance of $600.0 million of long-term senior notes, as well as $225.0 million from net borrowings under the Credit Agreement. During the nine months ended September 30, 2011, the Company also paid a total of $493.4 million to repurchase senior notes with a face value of $427.8 million, maturing February 1, 2019, January 15, 2017 and May 15, 2015. Additionally, the Company paid $500.0 million for the acquisition of the Company’s common stock under its accelerated share repurchase, which was entered into during the second quarter of 2011. For the nine months ended September 30, 2010, the Company received proceeds of $400.0 million from the issuance of long-term senior notes which were partly used to repay borrowings on the Company’s previous revolving credit facility. Proceeds from borrowings under that facility in 2010 were used, along with cash on hand, to pay the May 15, 2010 maturity of $325.7 million of senior notes.

Dividends

During the nine months ended September 30, 2011, the Company paid cash dividends of $156.5 million. On October 26, 2011, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 1, 2011 to RR Donnelley shareholders of record on November 10, 2011.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows are the Company’s primary source of liquidity and are expected to be used for, among other things, interest and principal on the Company’s debt obligations, capital expenditures as necessary to support productivity improvement and growth, future common stock or debt repurchases based upon market conditions, completion of restructuring programs, dividend payments that may be approved by the Board of Directors, and acquisitions.

Cash and cash equivalents of $368.1 million as of September 30, 2011 included $49.0 million in the U.S. and $319.1 million at international locations, most of which is subject to U.S. federal income taxes and local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company maintains a cash pooling structure that enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. In addition, foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $1.75 billion revolving Credit Agreement which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing and will be calculated according to a base or Eurocurrency rate plus an applicable margin. The Company pays annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement can be used for general corporate purposes, including letters of credit. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Credit Agreement. Based on the Company’s results of operations for the twelve months ended September 30, 2011 and existing term debt structure, the Company could utilize an additional $971.2 million of the $1.75 billion Credit Agreement and not be in violation of the maximum leverage ratio, as shown in the table below. However, the Company does not expect the reduction in availability on the Credit Agreement to impact its ability to meet its liquidity requirements. As of September 30, 2011, there were $345.0 million of borrowings outstanding under the Credit Agreement. The current availability under the Credit Agreement is shown in the following table:

September 30, 2011
Availability	(in millions)
Committed credit facility	$1,750.0
Availability reduction from covenants	433.8

1,316.2
Usage
Borrowings under the committed credit facility	345.0

Current availability at September 30, 2011	$971.2

The Company was in compliance with its debt covenants as of September 30, 2011, and expects to remain in compliance based on management’s estimates of operating and financial results for 2011 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Credit Agreement as of September 30, 2011 and management expects the Company to continue to meet the applicable borrowing conditions.

The Company also has $150.1 million in credit facilities outside of the U.S., most of which are uncommitted. As of September 30, 2011, the Company had $60.0 million in outstanding letters of credit. The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by 21 U.S. and international financial institutions.

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

During the three months ended September 30, 2011, the Company paid $37.9 million, net of cash acquired, to purchase LibreDigital, Genesis and Sequence. During the three months ended June 30, 2011, the Company paid $55.9 million, net of cash acquired, to purchase the remaining equity of Helium. Additionally, during the three months ended March 31, 2011, the Company paid $19.6 million, net of cash acquired, to purchase Journalism Online. The Company financed all of these acquisitions with cash on hand.

On June 1, 2011, the Company issued $600 million of 7.25% senior notes due May 15, 2018. The Company used the net proceeds from the offering to repurchase $227.8 million of the senior notes due February 1, 2019, $100 million of the senior notes due January 15, 2017 and $100 million of the senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes, as well as to repay outstanding borrowings under the Credit Agreement.

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

As part of the share repurchase program, on May 5, 2011, the Company entered into an ASR with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank subject to a 20%, or $100 million, holdback. At the conclusion of the ASR, the Company may receive additional shares or may be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume weighted average price of the Company’s common stock (subject to a discount agreed upon with the investment bank) over an averaging period, which is expected to end around the end of the year. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period.

The ASR was accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR. The forward stock purchase contract is classified as an equity instrument. As of October 31, 2011, based on the volume weighted average price of the Company’s common stock of $17.18, the investment bank would be required to deliver an additional 9.1 million shares to the Company. Increases in the volume weighted average price of the Company’s common stock over the averaging period would decrease the number of shares the investment bank would be required to deliver, or increase the amount of cash or number of shares the Company would be required to deliver to the investment bank. Decreases in the volume weighted average price of the Company’s common stock over the averaging period would increase the number of shares the investment bank would be required to deliver to the Company. As of September 30, 2011, the $100 million holdback was recorded as a reduction in additional paid-in capital in the Condensed Consolidated Balance Sheet.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of September 30, 2011, approximately 75.6% of the Company’s outstanding term debt was comprised of fixed-rate debt. At September 30, 2011, the Company’s exposure to rate fluctuations on variable-interest borrowings was $961.8 million, including $600 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $361.8 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at September 30, 2011 and December 31, 2010 by approximately $141.5 million and $101.8 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of September 30, 2011, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $92.3 million. Net unrealized gains from these foreign exchange forward contracts were less than $0.1 million at September 30, 2011. The Company does not use derivative financial instruments for trading or speculative purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2011 were effective in ensuring information required to be disclosed in this Quarterly Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2011 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2011—July 30, 2011	—	$—	—	$600,000,000
August 1, 2011—August 31, 2011	—	—	—	$600,000,000
September 1, 2011—September 30, 2011	—	—	—	$600,000,000

Total	—	$—	—

On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time and can be discontinued at any time. As part of the share repurchase program, on May 5, 2011, the Company entered into an ASR with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank subject to a 20%, or $100 million, holdback. At the conclusion of the ASR, the Company may receive additional shares or may be required to pay additional cash or deliver shares (at the Company’s option) based upon the volume weighted average price of the Company’s common stock (subject to a discount agreed upon with the investment bank) over an averaging period, which is expected to end during the fourth quarter of 2011. The investment bank will deliver any remaining shares to the Company shortly after the end of the averaging period.

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

Date: November 2, 2011