Form 10-K
period 2011-12-31
RR Donnelley & Sons Co
filed 2012-02-22
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NASDAQ Stock Exchange—Composite Transactions) on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $3,662,762,507.

As of February 17, 2012, 178,499,353 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 17, 2012 are incorporated by reference into Part III of this Form 10-K.

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

Business acquisitions

On November 21, 2011, the Company acquired StratusGroup, Inc. (“Stratus”), a full service manufacturer of custom pressure sensitive label and paperboard packaging products for health and beauty, food, beverage and other segments. Stratus’ operations are located in West Chester, Ohio and included in the U.S. Print and Related Services segment.

On September 6, 2011, the Company acquired Genesis Packaging & Design Inc. (“Genesis”), a full service provider of custom packaging, including designing, printing, die cutting, finishing and assembling. Genesis’ operations are located in Lemont, Illinois and included in the U.S. Print and Related Services segment.

On August 16, 2011, the Company acquired LibreDigital, Inc. (“LibreDigital”), a leading provider of digital content distribution, e-reading software, content conversion, data analytics and business intelligence services. LibreDigital’s operations are located in Austin, Texas and included in the U.S. Print and Related Services segment.

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s operations are included in the U.S. Print and Related Services segment.

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions, in which the Company previously held an equity investment. Helium’s operations are located in Andover, Massachusetts and included in the U.S. Print and Related Services segment.

On March 24, 2011, the Company acquired Journalism Online, LLC (“Journalism Online”), an online provider of tools that allow consumers to purchase online subscriptions from publishers. Journalism Online’s operations are located in New York, New York and included in the U.S. Print and Related Services segment.

On December 31, 2010, the Company acquired 8touches, an online provider of tools that allow real estate associates, brokers, Multiple Listing Service (MLS) associations and other marketers to create customized communications materials. 8touches’ operations are located in Sealy, Texas and included in the U.S. Print and Related Services segment.

On December 14, 2010, the Company acquired Nimblefish Technologies (“Nimblefish”), a provider of multi-channel marketing services to leading retail, technology, telecommunications, hospitality and other customers, located in San Francisco, California. Nimblefish’s operations are included in the U.S. Print and Related Services segment.

On November 24, 2010, the Company acquired Bowne & Co., Inc. (“Bowne”), a provider of shareholder and marketing communication services located in New York, New York, with operations in North America, Latin America, Europe and Asia. Bowne’s operations are included in both the U.S. Print and Related Services and International segments.

On June 18, 2009, the Company acquired Prospectus Central, LLC (“Prospectus”), an e-delivery company located in Fitzgerald, Georgia. Prospectus’s operations are included in the U.S. Print and Related Services segment.

On January 2, 2009, the Company acquired PROSA, a web printing company located in Santiago, Chile. PROSA’s operations, which produce magazines, catalogs, retail inserts and soft-cover textbooks, are included in the International segment.

Segment descriptions

The Company operates primarily in the printing industry, with products and related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and their products and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

The U.S. Print and Related Services segment accounted for approximately 74% of the Company’s consolidated net sales in 2011.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The International segment accounted for approximately 26% of the Company’s consolidated net sales in 2011.

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

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18, Segment Information, to the Consolidated Financial Statements. Additional information related to the Company’s International operations is included in Note 19, Geographic Area and Products and Services Information, to the Consolidated Financial Statements.

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

As a substitute for print, the impact of digital technologies has been felt mainly in books, directories, forms and statement printing. Electronic communication and transaction technology has eliminated or reduced the role of many traditional paper products and has continued to accelerate electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In addition, rapid growth in the adoption of e-books is having an increasing impact on consumer print book volume, though only a limited impact on educational and specialty books. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in the Company’s existing business to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The seasonal pattern in 2011 was in line with historical trends.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during 2011, and volatility in future years is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 22, 2012, the United States Postal Service (“USPS”) increased postage rates for certain types of first-class postage. The new rates increased the cost of mailing these classes of mail by approximately 2%, which is the cap under the Postal Accountability and Enhancement Act. Under this act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the USPS and its customers to offer innovative products and services to minimize costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates.

Customers

For each of the years ended December 31, 2011, 2010 and 2009, no customer accounted for 10% or more of the Company’s consolidated net sales.

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

Employees

As of December 31, 2011, the Company had approximately 58,000 employees.

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

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the effect of labor disruptions or labor shortages;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	the possibility of a regional or global health pandemic outbreak;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

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

Global economic conditions affect our customers’ businesses and the markets they serve. Demand for advertising tends to correlate with changes in the level of economic activity in the markets our customers serve. Because a significant part of our business relies on our customers’ advertising spending, a prolonged downturn in the global economy and an uncertain economic outlook has and could further reduce the demand for printing and related services that we provide these customers. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. We have experienced, and expect to experience in the future, reduced demand for our products and services due to economic conditions and other macroeconomic factors affecting consumers’ and businesses’ spending behavior. In addition, customer difficulties have resulted in, and could result in, increases in bad debt write-offs and our allowance for doubtful accounts receivable. In particular, our exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse effect on our results of operations. We also have experienced, and expect to experience in the future, operating margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, cost increases for wages and materials, and increases in pension and postretirement funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in our customers’ spending are expected to have an adverse effect on demand for our products and services, and consequently our consolidated results of operations, financial position and cash flow and those adverse effects could be material.

Adverse credit market conditions may limit our ability to obtain future financing and the cost of any such capital may be higher than in past periods.

Our access to future financing will depend on a variety of factors such as market conditions, the general availability of credit, our credit ratings and our credit capacity at the time we pursue such financing. Uncertainty and volatility in global financial markets may cause financial markets institutions to fail or may cause lenders to hoard capital and reduce lending. The failure of a financial institution that supports our existing credit agreement would reduce the size of our committed facility unless a replacement institution were added. Our current credit ratings are below investment grade and, as a result, our borrowing costs have increased. Additionally, we may not be able to replace or renew our existing revolving credit facility and /or rollover other existing debt on favorable terms. If adequate capital is not available to us and our internal sources or liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect our ability to (i) acquire new businesses or enter new markets, (ii) service or refinance our existing debt, (iii) make necessary capital investments, and (iv) make other expenditures necessary for the ongoing conduct of our business.

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

The Company may be unable to improve its operating efficiency rapidly enough to meet market conditions.

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

The trend of increasing costs to provide health care and other benefits to the Company’s employees and retirees may continue.

The Company provides health care and other benefits to both employees and retirees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the Company’s cost to provide such benefits could increase, adversely impacting the Company’s profitability. Changes to health care regulations in the U.S. may also increase the Company’s cost of providing such benefits. In addition, the funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of the securities held by plans, as experienced in prior years, have reduced and could again in the future materially reduce the funded status of the plans. These reductions have increased the level of expected required pension and postretirement contributions in future years and further increases could occur. Market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. If an economic crisis were to continue for an extended period of time, our costs and required cash contributions associated with pension and postretirement plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations outside the United States accounted for approximately 24% of the Company’s consolidated net sales for the year ended December 31, 2011. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. The volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which the Company has operations.

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

The Company holds material amounts of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence could have a material adverse effect on our consolidated annual results of operations, financial position and cash flows.

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

The substitution of electronic delivery for printed materials may continue adversely to affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumers continue to accept electronic substitution in directory and statement printing and are replacing traditional reading of print materials with online, hosted media content or other e-reading devices. The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted our products, such as books, directories, forms and statement printing, and to the extent that consumers, our customers and regulators continue to accept these alternatives, our products will be adversely affected.

Changes in the rules and regulations to which the Company is subject may increase the Company’s costs.

The Company is subject to numerous rules and regulations, including, but not limited to, product safety, environmental and health and welfare benefit regulations. These rules and regulations may be changed by local, state or federal governments in countries in which the Company operates. Changes in these regulations may result in a significant increase in the Company’s costs to comply. Compliance with changes in rules and regulations could require increases to the Company’s workforce, increased cost for compensation and benefits, or investments in new or upgraded equipment. In addition, growing concerns about climate change, including the impact of global warming, may result in new regulations with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation. Compliance with this legislation could result in additional costs to the Company.

Declines in general economic conditions may adversely impact the Company’s business.

In general, demand for our products and services are highly correlated with general economic conditions. Declines in economic conditions in the U.S. or in other countries in which the Company operates may adversely impact the Company’s consolidated financial results. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for the Company’s products and services. The overall business climate may also be impacted by wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for the Company’s products and services.

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

Postal costs are a significant component of many of our customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. In addition, the United States Postal Service has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. If implemented, such changes could impact our customers’ ability or willingness to communicate by mail. Declines in print volumes mailed could have an adverse effect on the Company’s business.

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

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

The Company’s corporate office is located in leased office space in Chicago, Illinois. In addition, as of December 31, 2011, the Company leases or owns 335 U.S. facilities, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 39.5 million square feet. The Company leases or owns 161 international facilities encompassing approximately 9.7 million square feet in Canada, Latin America, South America, Europe, and Asia. Of our U.S. and international facilities, approximately 31.3 million square feet of space is owned, while the remaining 17.9 million square feet of space is leased.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change. The Company has been designated as a potentially responsible party in eleven active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate nine other previously owned facilities and four other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company has established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated annual results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 49, President and Chief Executive Officer	2004	Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 47, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004	Served as RR Donnelley’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 43, Senior Vice President, Controller and Chief Accounting Officer	2007	Served as RR Donnelley’s Senior Vice President, Controller since October 2007. Prior to this, served as Vice President, Assistant Controller since September 2006. Prior to this, from 1995 until 2006, served in various capacities with RR Donnelley in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions.

Dan L. Knotts 47, Group President	2007	Served as RR Donnelley’s Group President since April 2007. Prior to this, served as Chief Operating Officer, Global Print Solutions since January 2007. Prior to this, from 1986 until 2007, served in various capacities with RR Donnelley, including Group Executive Vice President, Operations, Publishing and Retail Services and President, Catalog/Retail/Magazine Solutions, RR Donnelley Print Solutions.

Daniel N. Leib 45, Executive Vice President and Chief Financial Officer	2009	Served as RR Donnelley’s Executive Vice President and Chief Financial Officer since May 2011. Prior to this, served as Group Chief Financial Officer and Senior Vice President, Mergers and Acquisitions since August 2009 and Treasurer from June 2008 to February 2010. Prior to this, served as RR Donnelley’s Senior Vice President, Treasurer, Mergers and Acquisitions and Investor Relations since July 2007. Prior to this, from May 2004 to 2007, served in various capacities in financial management, corporate strategy and investor relations.

John R. Paloian 53, Chief Operating Officer	2004	Served as RR Donnelley’s Chief Operating Officer since April 2007. Served previously as Group President, Global Print Solutions since March 2004.

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the NASDAQ Stock Market and the Chicago Stock Exchange.

As of February 10, 2012, there were approximately 8,259 stockholders of record of our common stock. Quarterly closing prices of the Company’s common stock, as reported on NASDAQ, and dividends paid per share during the years ended December 31, 2011 and 2010, are contained in the chart below:

	Dividends Paid		Closing Common Stock Prices
			2011		2010
	2011	2010	High	Low	High	Low
First Quarter	$0.26	$0.26	$19.39	$17.49	$23.19	$19.02
Second Quarter	0.26	0.26	21.34	18.58	22.60	16.37
Third Quarter	0.26	0.26	20.44	13.33	18.05	14.96
Fourth Quarter	0.26	0.26	16.65	13.27	18.82	15.76

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011–October 31, 2011	—	$—	—	$600,000,000
November 1, 2011–November 30, 2011	9,252,810	$17.13	9,252,810	$500,000,000
December 1, 2011–December 31, 2011	—	—	—	$500,000,000

Total	9,252,810	$17.13	9,252,810

On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management.

As part of the share repurchase program, on May 5, 2011, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank under which the Company agreed to repurchase $500.0 million of its common stock. On May 10, 2011, the Company paid the $500.0 million purchase price and received an initial delivery of 19.9 million shares from the investment bank. The shares delivered were subject to a 20%, or $100.0 million holdback, which resulted in the Company receiving an additional 9.3 million shares on November 17, 2011. The additional shares received were calculated based upon the $17.13 volume weighted average price of the Company’s common stock over an averaging period, subject to a discount agreed upon with the investment bank. The averaging period ended on November 14, 2011.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on December 31, 2006. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

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

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

	Base Period 2006	Fiscal Years Ended December 31,
Company Name / Index		2007	2008	2009	2010	2011
RR Donnelley	100	109.13	41.09	72.66	60.43	53.13
Standard & Poor’s 500	100	105.49	66.46	84.05	96.71	98.76
Peer Group	100	76.36	32.54	49.69	54.17	56.52

Below are the specific companies included in the peer group.

*Peer Group Companies
A.H. Belo Corp. American Greetings Consolidated Graphics Inc. Deluxe Corp. EW Scripps Gannett Co. Journal Communications Inc. McClatchy Co.	McGraw-Hill Companies Media General Meredith Corp. New York Times Co. Scholastic Corp. Washington Post Wiley (John) & Sons

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	2011	2010	2009	2008	2007
Net sales	$10,611.0	$10,018.9	$9,857.4	$11,581.6	$11,587.1
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	(122.6)	221.7	(27.3)	(191.7)	(48.4)
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders per diluted share	(0.63)	1.06	(0.13)	(0.91)	(0.22)
Income (loss) from discontinued operations, net of tax	—	—	—	1.8	(0.5)
Net earnings (loss) attributable to RR Donnelley common shareholders	(122.6)	221.7	(27.3)	(189.9)	(48.9)
Net earnings (loss) attributable to RR Donnelley common shareholders per diluted share	(0.63)	1.06	(0.13)	(0.90)	(0.22)
Total assets	8,281.7	9,083.2	8,747.6	9,494.3	12,086.7
Long-term debt	3,416.8	3,398.6	2,982.5	3,203.3	3,601.9
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2011: Pre-tax restructuring and impairment charges of $667.8 million, $74.8 million recognition of income tax benefits due to the expiration of U.S. federal statutes of limitations for certain years, $69.9 million pre-tax loss on the repurchases of $427.8 million of senior notes, $38.7 million pre-tax gain on pension curtailment, $15.3 million pre-tax contingent compensation related to the Journalism Online acquisition, $9.8 million pre-tax gain on Helium investment and $2.2 million of acquisition-related expenses;

•

For 2010: Pre-tax restructuring and impairment charges of $157.9 million, $13.5 million of acquisition-related expenses, $8.9 million pre-tax loss on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million; and a pre-tax $1.1 million write-down of affordable housing investments;

•

For 2009: Pre-tax restructuring and impairment charges of $382.7 million, $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $10.3 million pre-tax loss on the repurchases of $640.6 million of senior notes, reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of senior notes, a $2.4 million write-down of affordable housing investments and $1.6 million of acquisition-related expenses;

•

For 2008: Pre-tax restructuring and impairment charges of $1,184.7 million, a $9.9 million pre-tax loss associated with the termination of cross-currency swaps, a tax benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and a tax benefit of $38.0 million from the recognition of uncertain tax positions upon settlement of certain U.S. federal tax audits for the years 2000 – 2002; and

•

For 2007: Pre-tax restructuring and impairment charges of $839.0 million and a tax benefit of $9.3 million from the reduction in net deferred tax liabilities due to a decrease in the statutory tax rate in the United Kingdom.

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

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The Company separately reports its net sales and related costs of sales for its products and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products and print management. The Company’s service offerings primarily consist of logistics, premedia, EDGAR-related and XBRL financial services and certain business process outsourcing services.

Executive Overview

2011 FINANCIAL PERFORMANCE

The changes in the Company’s income from operations, operating margin, net earnings (loss) attributable to RR Donnelley common shareholders and net earnings (loss) attributable to RR Donnelley common shareholders per diluted share for the year ended December 31, 2011, from the year ended December 31, 2010, were due to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders per Diluted Share
For the year ended December 31, 2010	$555.5	5.5%	$221.7	$1.06
2011 restructuring and impairment charges	(667.8)	(6.3%)	(532.8)	(2.75)
2010 restructuring and impairment charges	157.9	1.6%	130.0	0.62
Acquisition-related expenses	11.3	0.1%	9.8	0.05
2011 gain on Helium investment	—	—	9.5	0.05
2011 loss on debt extinguishment	—	—	(44.1)	(0.23)
2011 gain on pension curtailment	38.7	0.4%	24.3	0.13
2011 Journalism Online contingent compensation	(15.3)	(0.1%)	(9.7)	(0.05)
2010 Venezuela devaluation	—	—	4.5	0.02
Recognition of income tax benefits	—	—	74.8	0.39
Operations	(15.1)	(0.6%)	(10.6)	0.08

For the year ended December 31, 2011	$65.2	0.6%	$(122.6)	$(0.63)

2011 restructuring and impairment charges: included charges of $392.3 million and $90.7 million for the impairment of goodwill and intangible assets, respectively; $76.7 million for employee termination costs; $59.6 million of other restructuring costs, including lease termination costs and multi-employer pension plan partial withdrawal charges of $15.1 million due to the closing of three manufacturing facilities within the U.S. Print and Related Services segment; and $48.5 million for impairment of other long-lived assets, primarily for land, buildings, machinery and equipment and leasehold improvements associated with facility closures.

2010 restructuring and impairment charges: included $61.0 million and $26.9 million of non-cash charges for the impairment of goodwill and intangible assets, respectively; charges of $35.9 million for employee termination costs; $29.5 million of other restructuring costs, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment; and $4.6 million for impairment of other long-lived assets.

Acquisition-related expenses: included pre-tax charges of $2.2 million ($2.0 million after-tax) related to legal, accounting and other expenses for the year ended December 31, 2011 associated with acquisitions completed or contemplated. For the year ended December 31, 2010, these pre-tax charges were $13.5 million ($11.8 million after-tax).

2011 gain on Helium investment: included a pre-tax gain of $9.8 million as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

2011 loss on debt extinguishment: included a pre-tax loss of $69.9 million on the repurchases of $227.8 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The $69.9 million pre-tax loss also included the reclassification of a $0.5 million pre-tax loss from accumulated other comprehensive loss to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of the 5.50% senior notes.

2011 gain on pension curtailment: included a pre-tax gain of $38.7 million related to the remeasurement of the plans’ assets and obligations that was required with the announced freeze on further benefit accruals under all of the Company’s U.S. pension plans as of December 31, 2011.

2011 Journalism Online contingent compensation: included pre-tax expense of $15.3 million related to contingent compensation earned by the prior owners, based on achieving certain volume milestones for Journalism Online’s business following its acquisition by the Company.

2010 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and an increase in loss attributable to noncontrolling interests of $3.6 million.

Recognition of income tax benefits: included the recognition of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years. See discussion in Note 12 to the Consolidated Financial Statements.

Operations: reflected a net decrease in volume within the U.S. Print and Related Services segment, higher pension and other benefits-related expenses and continued price pressures. These decreases were partially offset by higher volume in the International segment, higher recovery on by-products, cost savings from restructuring actions, productivity efforts and lower incentive compensation expense. Income tax expense also decreased due to the recognition of previously unrecognized tax benefits related to certain state tax matters. In addition, purchases of shares pursuant to the Company’s share repurchase program resulted in higher interest expense and fewer weighted average shares outstanding. See further details in the review of operating results by segment that follows below.

2011 Overview

Although net sales increased during 2011 compared to 2010, due to the acquisition of Bowne, the Company’s net sales declined by approximately 0.6% on a pro forma basis (See Note 2 to the Consolidated Financial Statements). Changes in foreign exchange rates increased net sales by approximately 0.7%. The net sales decline on a pro forma basis resulted from lower overall volume and ongoing price pressure driven by worldwide market volatility, continued economic uncertainty and the increasing impact of electronic substitution on certain products. Despite this difficult environment, the International segment, along with certain products and services within the U.S. Print and Related Services segment, achieved organic growth for the year. In particular, the Company had organic growth in Latin America and Asia, as well as in its logistics and commercial print offerings. The largest organic net sales declines were experienced in books and directories, due mostly to electronic substitution, variable print, due to the production and distribution of materials for the U.S. Census in 2010, and financial printing and related services, due to the 2011 decline in capital markets transactions activity.

The Company continued to focus on productivity improvements throughout the year, and achieved significant savings from acquisition synergies, facility closures and continued cost management actions. The Company continued to make significant progress in the integration of Bowne, which included restructuring actions to eliminate duplicate facilities and personnel throughout the affected operations. In addition, amounts earned under the Company’s 2011 employee incentive compensation plans declined, reducing expenses by $74.5 million compared to amounts earned in 2010.

The Company’s operating cash flow for the year ended December 31, 2011 increased by approximately $193.8 million from 2010, reflecting improvements in working capital management, including the benefits of process and systems integration efforts related to the Bowne acquisition, improved credit and collection efforts, inventory reductions and increased standardization of vendor payment terms. The improvement to operating cash flow was also due to lower cash payments for restructuring and occurred despite a significant increase in cash payments for incentive compensation plans related to amounts earned in 2009 and 2010.

On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. Beginning January 1, 2012, participants ceased earning additional benefits under the plans and no new participants will enter these plans. The plan freeze required a remeasurement of the plans’ funded status as of November 2, 2011, which resulted in a non-cash curtailment gain of $38.7 million recognized in the fourth quarter of 2011. Also effective January 1, 2012, the Company instituted a defined contribution matching program for most U.S. employees. This program includes a Company match equal to 40% of contributions on up to 6% of eligible compensation on a pay period basis. The cost of the Company match will be determined by the level of eligible employee contributions made to the plan and the related expense will be recognized as incurred.

On May 3, 2011, the Board of Directors of the Company approved a program that authorized the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. As part of the share repurchase program, on May 5, 2011, the Company entered into an ASR with an investment bank under which the Company agreed to repurchase $500.0 million of its common stock. On May 10, 2011, the Company paid the $500.0 million purchase price and received an initial delivery of 19.9 million shares from the investment bank. The shares delivered were subject to a 20%, or $100.0 million holdback, which resulted in the Company receiving an additional 9.3 million shares on November 17, 2011. The additional shares received were calculated based upon the $17.13 volume weighted average price of the Company’s common stock over an averaging period, subject to a discount agreed upon with the investment bank. The averaging period ended on November 14, 2011.

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

Strategic Objective	2012 Priorities
Profitable growth	—New product development —Leverage existing customer base to generate organic growth —Targeted mergers and acquisitions

Productivity and cost control	—Disciplined cost management —Flexible cost structure

Cash flow and liquidity	—Prudent capital investment —Disciplined approach to mergers and acquisitions

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

Management believes productivity improvement and cost reduction are critical to the Company’s competitiveness, while enhancing the value the Company delivers to its customers. The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity, including restructuring, consolidation, reorganization and integration of operations, and streamlining of administrative and support activities.

The Company seeks to deploy its capital using a balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, dividend payments to shareholders, capital expenditures, share repurchases and targeted acquisitions. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include net sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while achieving modest growth in operating margins. Combined with working capital management, this growth is expected to drive increasing cash flow from operations over time. Cash flow from operations can, however, be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures and by the level of required pension plan contributions.

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Item 1A, Risk Factors, discusses many of these issues, and the Company’s strategy is primarily focused on meeting the challenges of industry-wide price competition and the advancement of technology.

2012 Outlook

In 2012, the Company expects net sales to increase from 2011 primarily as a result of organic growth in the International segment, which will largely be offset by continuing pricing pressures, as a result of the slow economy in the U.S. and volume declines driven by electronic substitution for certain of the Company’s products and services. The highly competitive market conditions and unused industry capacity will continue to put pricing pressure on both transactional work and contract renewals. The Company’s plans assume that the slow and uneven recovery of the U.S. economy will continue during 2012, with significantly faster growth in developing economies and a likely recession in Europe. The Company expects limited further improvement in consumer discretionary spending and a stable level of advertising spending by our customers. We will continue to leverage the “One RR Donnelley” platform and powerful customer relationships in order to provide a larger share of our customers’ print and related integrated communications needs. In addition, the Company expects to continue cost control and productivity initiatives, including selected facility consolidations across certain platforms.

On November 2, 2011, the Company announced a freeze on further benefit accruals under all its U.S. pension plans as of December 31, 2011, which is expected to have a significant impact on operating earnings in 2012 and in future years. Concurrent with the pension freeze announcement, the Company reinstituted its defined contribution matching program for most U.S. employees which will partially offset the decrease in projected pension costs. As a result of the adoption of the Patient Protection and Affordable Care Act, the Company will benefit from the Employer Group Waiver Program (“EGWP”) and a decrease in post retirement benefits expense in 2012 is expected.

U.S. Print and Related Services

Net sales in the U.S. Print and Related Services segment are expected to slightly decrease in 2012 driven by increased pricing pressures and volume declines in books and directories. Lower volume is expected to result from declines in directory demand primarily due to the impact of electronic substitution and legislation changes, and a decline in book demand driven by electronic substitution, as well as consumer spending. These decreases are expected to be partially offset by an increase in educational book volumes due to the projected state spending recovery. Net sales in magazines, catalogs and retail inserts is also expected to decline due mainly to continuing price declines on major contract renewals. These declines are expected to be largely offset by higher logistics volumes, primarily driven by continuing growth in mail services and international mail, along with third party print logistics and modest increases in most of the Company’s other products and services. Although there is continued uncertainty around capital markets transactions activity, a substantial recovery could result in increased net sales within financial print.

Despite price pressures and lower volume, the Company expects the U.S. Print and Related Services operating income to increase from 2011, as the result of an improved cost structure from ongoing productivity efforts, partially offset by inflationary pressures on certain raw materials.

International

Net sales in the International segment are expected to increase from 2011 primarily driven by anticipated volume increases in business process outsourcing and Asia. Volume increases in business process outsourcing should include outsourced services resulting from new customers and a large proportion of pass-through materials. Higher volume in Asia is expected to result from focused domestic offerings, global print management efforts and an increase in capital markets transactions activity, partially offset by continued volume declines from an existing customer and price reductions.

The International segment is expected to generate operating income roughly in line with that of 2011, as the higher volume is expected to be offset by lower prices and cost inflation.

Other

Pension and postretirement benefits expenses are expected to decrease by approximately $65.3 million in 2012, primarily reflecting the impact of the pension freeze, partially offset by the impact of lower discount rates and further recognition in operating earnings of historical asset losses that were initially recorded in other comprehensive income. The Company’s pension and postretirement plans were underfunded by $1,074.0 million and $228.4 million, respectively, as of December 31, 2011, as reported in the Company’s Consolidated Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation. Based on the plans’ regulatory funded status as of January 1, 2011 and future years, required contributions in 2012 under all pension and postretirement plans are expected to be approximately $220.8 million, which is an increase of approximately $162.9 million compared to contributions made in 2011. The Company expects that required contributions in future years will decrease from this level, but changes in market conditions may have a significant impact on the level of required funding. The defined contribution matching contributions and the anticipated increase in healthcare costs due to inflation are expected to partially offset the forecasted decrease in pension and postretirement benefits expenses.

Cash flow from operating activities in 2012 are forecasted to be lower as compared to 2011 due to the expected increase in pension and postretirement plan contributions and less benefit from working capital management, partially offset by lower payments for employee incentive compensation. The Company expects capital expenditures to be approximately $200.0 million to $225.0 million in 2012. The Company expects to maintain its quarterly dividend, which must be approved by the Company’s Board of Directors, at the current $0.26 per share level. Significant changes in market conditions or the consummation of one or more significant acquisitions could result in increased borrowings, reductions in capital expenditures or the dividend, or other changes to the Company’s capital structure.

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

Revenue Recognition

The Company recognizes revenue for the majority of its products upon the transfer of title and risk of loss, which is generally upon shipment to the customer. Contracts and customer agreements generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may also receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

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

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, each contract is evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement and bears credit risk and the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis. As a result, the Company’s reported sales and margins may be impacted by the mix of customer-supplied paper and Company-supplied paper.

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

Inventories

The Company records inventories at the lower of cost or market value. Most of the Company’s inventories are valued under the last-in first-out (LIFO) basis. Changes in inflation indices may cause an increase or decrease in the value of inventories accounted for under the LIFO costing method. The Company maintains inventory allowances for excess and obsolete inventories determined in part by future demand forecasts. If there were a sudden and significant decrease in demand for its products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, the Company could be required to increase its inventory allowances.

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its organization structure, the Company has identified fifteen reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. When the Company’s organization structure changes, new or revised reporting units may be identified, and goodwill is reallocated, if necessary, based on relative excess fair value.

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of October 31, 2011, all reporting units had goodwill except for business process outsourcing. In 2011, the Company recognized a total non-cash charge of $392.3 million for the impairment of goodwill in the commercial, forms and labels, Canada and Latin America reporting units. As of December 31, 2011, there was $7.4 million of goodwill remaining in the forms and labels reporting unit related to the acquisition of Stratus, which was acquired on November 21, 2011. The commercial, Canada and Latin America reporting units had no remaining goodwill as of December 31, 2011.

The Company adopted Accounting Standards Update No. 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) for its October 31, 2011 annual goodwill impairment analysis. ASU 2011-08 allows the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative analysis the Company considered various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes, and the reporting units’ actual results compared to projected results.

As part of the qualitative review for impairment, management analyzed potential changes in fair value of these reporting units based on each reporting unit’s operating results for the ten months ended October 31, 2011 compared to expected results. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the 2010 impairment analysis could be impacted by changes in market conditions and economic events. Since October 31, 2010, the market value of the Company’s stock has decreased and market yields on the Company’s debt have increased, which management considered in performing its qualitative assessment of whether it was more likely than not that the fair values of these reporting units were less than their carrying values. Based on this qualitative assessment, management concluded that as of October 31, 2011, it was more likely than not that the fair value of the following three reporting units was greater than their carrying value: logistics, Asia and Global Turnkey Solutions.

For the remaining eleven reporting units, a two-step method was used for determining goodwill impairment. In the first step (“Step One”), the Company compared the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded the estimated fair value, the second step (“Step Two”) was completed to determine the amount of the impairment loss. Step Two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment amount.

As part of its impairment analysis for these eleven reporting units, the Company engaged a third-party appraisal firm to assist the Company in its determination of the estimated fair value. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates, and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value in Step One and the allocation of that value to individual assets and liabilities in Step Two required the Company to make significant estimates and assumptions. These estimates and assumptions primarily included, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. The allocation of fair value under Step Two required several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) Step One of the goodwill impairment test. For the seven units that passed Step One, fair values exceeded the carrying amounts by between 18.0% and 184.0% of their respective estimated fair values. Small changes in the Company’s key assumptions would not have resulted in any additional reporting units failing Step One. For the four reporting units that failed, the carrying amount exceeded fair value by between 23.0% and 222.0% of their respective estimated fair values. Relatively small changes in key assumptions would not have resulted in these reporting units passing Step One.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no additional reporting units failing Step One of the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for the reporting units in the U.S. Print and Related Services segment was estimated to be 9.5% for most reporting units as of October 31, 2011. Estimated discount rates for units in the International segment ranged from 9.5% to 15.0%. A 1.0% increase in estimated discount rates would have resulted in no additional reporting units failing Step One. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. During the year ended December 31, 2011, the Company recognized non-cash impairment charges of $90.7 million, substantially all related to acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment. In addition, the Company recognized non-cash impairment charges of $49.0 million during the year ended December 31, 2011, related to land, buildings, machinery and equipment and leasehold improvements, primarily as a result of restructuring actions.

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

The Company purchases third-party insurance for workers’ compensation, automobile and general liability claims that exceed a certain level. The Company is responsible for the payment of claims below and above these insured limits, and consulting actuaries are utilized to assist the Company in estimating the obligation associated with incurred losses, which are recorded in accrued liabilities and other non-current liabilities. Historical loss development factors for both the Company and the industry are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claims experience and settlement. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required.

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. The restructuring liabilities might change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of acquisitions. Such changes might result in reversals of or additions to restructuring charges that could affect amounts reported in the Consolidated Statements of Operations of future periods.

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Consolidated Financial Statements as of December 31, 2011 and 2010 reflect these tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2011 and 2010, valuation allowances of $273.2 million and $259.5 million, respectively, were recorded in the Company’s Consolidated Financial Statements.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $3.0 million as of December 31, 2011, related to certain foreign earnings which are not considered to be permanently reinvested.

Share-Based Compensation

The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The amount of expense recognized for these awards is determined by the Company’s estimates of several factors, including future forfeitures of awards, expected volatility of the Company’s stock and the average life of options prior to expiration. See Note 16, Stock and Incentive Programs for Employees, to the Consolidated Financial Statements for further discussion.

Pension and Postretirement Benefit Plans

The Company records annual amounts relating to its pension and postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the balance sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of that date. The discount rates for pension benefits at December 31, 2011 and 2010 were 4.9% and 5.5%, respectively. The discount rates for postretirement benefits at December 31, 2011 and 2010 were 4.8% and 5.2%, respectively.

A one-percentage point decrease in the discount rates at December 31, 2011 would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (in millions):

Pension Plans

Accumulated benefit obligation	$563.5
Projected benefit obligation	568.7

Postretirement Plans

Accumulated benefit obligation	$43.1

On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. Beginning January 1, 2012, participants ceased earning additional benefits under the plans and no new participants will enter these plans. The plan freeze required a remeasurement of the plans’ assets and obligations as of November 2, 2011, which resulted in a non-cash curtailment gain of $38.7 million recognized in the fourth quarter of 2011 and a reduction in its pension liability by $61.6 million. The remeasurement did not have a material effect on other components of net periodic pension expense for the year ended December 31, 2011.

On August 3, 2011, the Company announced the decision to convert its current prescription drug program for certain medicare-eligible retirees to a group-based Company sponsored Medicare Part D program, or the EGWP, resulting from the adoption of the Patient Protection and Affordable Care Act. Beginning January 1, 2013, the EGWP subsidies provided to or for the benefit of this program will be used to reduce the Company’s net retiree medical and prescription drug costs until such Company net costs are eliminated, and any of the EGWP subsidies received in excess of the amount necessary to offset such net costs will be used to reduce the included group of retirees’ premiums. The Company accounted for this change as a plan amendment requiring remeasurement of plan assets and obligations, which resulted in the Company reducing its postretirement benefits liability by $81.5 million in the second quarter of 2011.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities, fixed income and, for certain pension plans, alternative investments is used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan contributions by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity, fixed income and alternative investments. Furthermore, equity investments are diversified across geography, market capitalization and investment style through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The prospective target asset allocation percentage for both the pension and postretirement benefit plans is approximately 75.0% for equity and other securities and approximately 25.0% for fixed income. The expected long-term rate of return on plan assets assumption at December 31, 2011 was 8.5% and 7.5% for the Company’s major U.S. and Canadian pension plans, respectively, and 7.6% for the Company’s U.S. postretirement benefit plan.

The Company also maintains several pension plans in other international locations. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

The health care cost trend rates used in valuing the Company’s postretirement benefit obligations are established based upon actual health care cost trends and consultation with actuaries and benefit providers. At December 31, 2011, the current weighted average health care trend rate assumption for the major U.S. postretirement plan was 7.0% for both pre-age and post-age 65 participants. The current trend rate increases to 8.0% in 2013 before decreasing to an ultimate trend rate of 6.0%. The current weighted average health care trend rate assumption for the Canada postretirement plan was 7.0% for both pre-age and post-age 65 participants, gradually decreasing to an ultimate trend rate of 4.5%.

A one-percentage point increase in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$5.2
Total postretirement benefit service and interest cost components	0.5

A one-percentage point decrease in the assumed health care cost trend rates would have the following effects (in millions):

Postretirement benefit obligation	$(4.9)
Total postretirement benefit service and interest cost components	(0.5)

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

The following table shows the results of operations for the years ended December 31, 2011 and 2010, which reflects the results of acquired businesses from the relevant acquisition dates:

	2011	2010	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$9,375.1	$8,956.4	$418.7	4.7%
Services	1,235.9	1,062.5	173.4	16.3%

Total net sales	10,611.0	10,018.9	592.1	5.9%
Products cost of sales (exclusive of depreciation and amortization)	7,185.2	6,857.8	327.4	4.8%
Services cost of sales (exclusive of depreciation and amortization)	906.6	785.1	121.5	15.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,236.3	1,123.4	112.9	10.0%
Restructuring and impairment charges	667.8	157.9	509.9	322.9%
Depreciation and amortization	549.9	539.2	10.7	2.0%

Total operating expenses	10,545.8	9,463.4	1,082.4	11.4%

Income from operations	$65.2	$555.5	$(490.3)	(88.3%)

Consolidated

Net sales of products for the year ended December 31, 2011 increased $418.7 million, or 4.7%, to $9,375.1 million versus the prior year. Net sales of products increased due to the acquisition of Bowne, higher volume driven by increased business in Asia, Latin America and commercial print reporting units, changes in foreign exchange rates of $59.5 million, or 0.7%, and increases in pass-through paper sales. These increases were partially offset by decreases in net sales primarily attributable to lower volume within the books and directories reporting unit, the production and distribution of materials for the U.S. Census in 2010, continued price pressures and a decline in capital markets transactions activity.

Net sales from services for the year ended December 31, 2011 increased $173.4 million, or 16.3%, to $1,235.9 million versus the prior year. Net sales from services increased due to the acquisition of Bowne and higher logistics volumes. Additionally, net sales from services increased due to changes in foreign exchange rates of $8.1 million, or 0.8%.

Products cost of sales increased $327.4 million to $7,185.2 million for the year ended December 31, 2011 versus the prior year, primarily due to the acquisition of Bowne and higher materials costs, partially offset by lower incentive compensation expense, a gain on pension curtailment and a higher recovery on by-products. Products cost of sales as a percentage of products net sales remained constant.

Services cost of sales increased $121.5 million to $906.6 million for the year ended December 31, 2011 versus the prior year, primarily due to the acquisition of Bowne and higher logistics volume. Services cost of sales as a percentage of net sales decreased from 73.9% to 73.4%, reflecting lower incentive compensation expense, a gain on pension curtailment and productivity improvements, partially offset by an unfavorable mix within the financial print reporting unit and an increase in costs of transportation within the logistics reporting unit.

Selling, general and administrative expenses increased $112.9 million to $1,236.3 million, or from 11.2% to 11.7% as a percentage of consolidated net sales, for the year ended December 31, 2011 versus the prior year, due to the acquisition of Bowne and higher pension and other benefits-related expenses, partially offset by a gain on pension curtailment. These increases were also partially offset by cost savings from lower incentive compensation expense and restructuring activities.

For the year ended December 31, 2011, the Company recorded a net restructuring and impairment provision of $667.8 million compared to $157.9 million in 2010. In 2011, these charges included non-cash pre-tax charges of $392.3 million for the impairment of goodwill for the commercial and forms and labels reporting units within the U.S. Print and Related Services segment and the Latin America and Canada reporting units within the International segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the commercial, forms and labels, Canada and Latin America reporting units, based on lower expectations for future revenue, profitability and cash flows due to continued impacts of electronic substitution on demand for business forms and other products, as well as continued price pressure. In addition, the Company recorded a non-cash charge of $90.7 million primarily related to the impairment of acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment. For the year ended December 31, 2011, the Company also recorded $76.7 million for workforce reductions of 2,899 employees (of whom 2,790 were terminated as of December 31, 2011) associated with actions resulting from the reorganization of certain operations, primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges related to the completed or announced closing of four books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. These actions also included the reorganization of certain operations within the books and directories and magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment, as well as the reorganization of certain operations within the Latin America and Europe reporting units within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $59.6 million, of which $15.1 million related to multi-employer pension plan partial withdrawal charges primarily due to the completed closing of three manufacturing facilities, and $48.5 million of impairment charges primarily for land, buildings, machinery and equipment and leasehold improvements associated with the facility closings.

For the year ended December 31, 2010, these charges included non-cash pre-tax charges of $61.0 million for the impairment of goodwill for the forms and labels reporting unit within the U.S. Print and Related Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the forms and labels reporting unit, based on lower expectations for future revenue and cash flows due to continued impacts of electronic substitution on forms demand and increasing price pressure. In addition, the lower fair value reflects higher estimated spending on information technology and capital equipment, in part to better position this reporting unit for increased growth in labels volume as forms demand continues to decline. Impairment charges also included $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of the customer relationship intangible asset primarily resulted from the termination of a customer contract. Additionally, for the year ended December 31, 2010, the Company recorded $35.9 million for workforce reductions of 1,458 employees (substantially all of whom were terminated as of December 31, 2011) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the Financial Print reporting unit within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of one Latin America manufacturing facility, one business process outsourcing manufacturing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Further, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one forms and labels manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $29.5 million of other restructuring charges. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

Depreciation and amortization increased $10.7 million to $549.9 million for the year ended December 31, 2011 compared to 2010, primarily due to higher amortization expense associated with customer relationship intangible assets resulting from the acquisition of Bowne, partially offset by the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $112.2 million and $99.3 million of amortization of purchased intangibles related to customer relationships, patents, trade names, licenses and non-compete agreements for the years ended December 31, 2011 and 2010, respectively.

Income from operations for the year ended December 31, 2011 was $65.2 million compared to $555.5 million for the year ended December 31, 2010, a decrease of 88.3%. The decrease was primarily driven by higher restructuring and impairment charges, continued price pressure and higher pension and other benefits-related expenses, partially offset by higher volume, primarily related to the Bowne acquisition, a gain on pension curtailment, lower incentive compensation expense and benefits achieved from restructuring activities.

Net interest expense increased by $20.7 million for the year ended December 31, 2011 versus the same period in 2010, primarily due to the issuance of $400 million of 7.625% senior notes on June 21, 2010 and $600 million of 7.25% senior notes on June 1, 2011, partially offset by the repayment of $325.7 million of 4.95% senior notes that matured on May 15, 2010. Additionally, net interest expense increased due to borrowings under the unsecured and committed revolving credit agreement (the “Credit Agreement”) used to finance the Company’s ASR and increased borrowing rates and commitment fees related to the rating actions of credit rating agencies. These increases were also partially offset by interest savings due to the repurchase of debt in June and September 2011.

Net investment and other income (expense) for the years ended December 31, 2011 and 2010 was income of $10.6 million and expense of $9.9 million, respectively. The year ended December 31, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment. For year ended December 31, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests as reflected below.

Loss on debt extinguishment for the year ended December 31, 2011 was $69.9 million. The loss was due to the repurchases of $227.8 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. These senior notes were repurchased to improve the debt maturity profile of the Company and to take advantage of the low interest rate environment.

The effective income tax rate for the year ended December 31, 2011 was 49.0% compared to 32.8% in 2010. The tax benefit for the year ended December 31, 2011 reflected recognition of $74.8 million of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years. The 2010 effective tax rate reflected the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within Latin America.

Income (loss) attributable to noncontrolling interests was income of $1.5 million for the year ended December 31, 2011 and a loss of $4.6 million for the year ended December 31, 2010. The loss in 2010 as compared to income in 2011 primarily reflects the impact of the 2010 currency devaluation in Venezuela.

Net loss attributable to RR Donnelley common shareholders for the year ended December 31, 2011 was $122.6 million, or $0.63 per diluted share, compared to net earnings attributable to RR Donnelley common shareholders of $221.7 million, or $1.06 per diluted share, for the year ended December 31, 2010. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 15.9 million primarily due to the purchase of shares during the year ended December 31, 2011 as a result of the accelerated share repurchase program.

U.S. Print and Related Services

The following tables summarize net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2011	2010
	(in millions, except percentages)
Net sales	$7,846.5	$7,532.2
Income from operations	232.9	638.9
Operating margin	3.0%	8.5%
Restructuring and impairment charges	505.1	94.0
Journalism Online contingent compensation	15.3	—

Reporting unit	2011 Net Sales	2010 Net Sales	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,903.9	$1,934.2	$(30.3)	(1.6%)
Books and directories	1,292.5	1,425.6	(133.1)	(9.3%)
Variable print(1)	1,250.1	1,233.4	16.7	1.4%
Financial print	907.6	556.5	351.1	63.1%
Forms and labels	789.0	822.4	(33.4)	(4.1%)
Logistics	688.9	598.4	90.5	15.1%
Commercial(1)	639.6	588.0	51.6	8.8%
Office products	220.7	212.4	8.3	3.9%
Premedia	154.2	161.3	(7.1)	(4.4%)

Total U.S. Print and Related Services	$7,846.5	$7,532.2	$314.3	4.2%

The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

(1)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2011 were $7,846.5 million, an increase of $314.3 million, or 4.2%, compared to 2010. Net sales increased due to the acquisition of Bowne, as well as higher logistics and commercial volumes. The increases not related to the Bowne acquisition were more than offset by lower volume in books and directories, the production and distribution of materials for the U.S. Census in 2010, continued price pressures and a decline in capital markets transactions activity within financial print. An analysis of net sales by reporting unit follows:

•	Magazine, catalogs and retail inserts: Sales decreased due to continued price pressures and lower volume, partially offset by higher pass-through paper sales.

•

Books and directories: Sales decreased primarily as a result of lower volume in consumer books, educational books and directories, as well as lower pass-through paper sales in directories. The decrease in the volume of consumer books was due to the increasing popularity of e-books and the liquidation of a large bookstore chain. The decrease in the volume of educational books was the result of lower state funding for education instructional materials.

•

Variable print: Sales increased due to the acquisition of Bowne, higher volume due to a contract with a large retail chain and higher direct mailings from financial services customers. These increases were partially offset by the production and distribution of materials for the U.S. Census in 2010, lower statement printing volume, reduction in pass-through postage sales and increased price pressure.

•

Financial print: Sales increased as a result of the Bowne acquisition and higher volume in compliance and investment management transactions. These increases were partially offset by a decline in capital markets transactions activity.

•	Forms and labels: Sales decreased primarily due to lower forms volume and continued price pressure on both forms and labels, partially offset by increased volume in labels.

•	Logistics: Sales increased primarily due to higher print logistics services volumes along with higher fuel surcharges, as well as growth in mail center and commingling services.

•	Commercial: Sales increased due to higher volume from new customers, as well as an increase in pass-through sales due to growth in print management, partially offset by increased price pressure.

•	Office products: Sales increased due to new business from existing customers.

•	Premedia: Sales decreased primarily due to continued price pressures and lower volume from existing customers, partially offset by higher volume from new customers.

Income from operations decreased $406.0 million for the year ended December 31, 2011, mainly driven by higher restructuring and impairment charges, continued price pressures and lower volumes in books and directories, partially offset by the acquisition of Bowne and lower incentive compensation expense. Operating margins decreased from 8.5% for the year ended December 31, 2010 to 3.0% for the year ended December 31, 2011, primarily due to higher restructuring and impairment charges. Operating margins also decreased due to higher pass-through paper sales in magazines, catalogs and retail inserts, increased compliance volume in financial print and higher pass-through sales due to growth in print management.

International

The following tables summarize net sales, income from operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2011	2010
	(in millions, except percentages)
Net sales	$2,764.5	$2,486.7
Income from operations	35.4	149.5
Operating margin	1.3%	6.0%
Restructuring and impairment charges	157.0	50.6

Reporting unit	2011 Net Sales	2010 Net Sales	$ Change	% Change
	(in millions, except percentages)
Asia	$629.6	$550.6	$79.0	14.3%
Business process outsourcing	574.3	553.4	20.9	3.8%
Latin America	522.4	457.9	64.5	14.1%
Europe	473.4	401.8	71.6	17.8%
Global Turnkey Solutions	290.9	300.6	(9.7)	(3.2%)
Canada	273.9	222.4	51.5	23.2%

Total International	$2,764.5	$2,486.7	$277.8	11.2%

Net sales for the International segment for the year ended December 31, 2011 were $2,764.5 million, an increase of $277.8 million, or 11.2%, compared to 2010. The net sales increase was due to the acquisition of Bowne, increased business in Asia and Latin America, changes in foreign exchange rates of $67.1 million, or 2.7%, as well as higher pass-through paper sales. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher domestic sales of catalogs and retail inserts, increased volume from technology manuals and packaging products and changes in foreign exchange rates, partially offset by a decline in capital markets transactions activity and continued price pressures.

•	Business process outsourcing: Sales increased due to changes in foreign exchange rates and higher pass-through sales, partially offset by lower direct mailings and expiring contracts.

•

Latin America: Sales increased due to increased commercial print volumes in Argentina, Chile and Mexico, higher sales of books in Brazil and Chile, as well as changes in foreign exchange rates, partially offset by the continued decline in forms volumes in Brazil and continued price pressures.

•

Europe: Sales increased due to higher pass-through paper sales, changes in foreign exchange rates, increased commercial print volume and the acquisition of Bowne, partially offset by lower prices, as well as a decrease in technology and telecommunications packaging and directories volume.

•

Global Turnkey Solutions: Sales decreased due to lower volume from existing customers and an expiring contract, partially offset by volume increases from a new customer contract and other existing customers.

•	Canada: Sales increased due to the acquisition of Bowne and changes in foreign exchange rates, partially offset by a decline in capital markets transactions activity and lower forms volume.

Income from operations decreased $114.1 million for the year ended December 31 2011, primarily due to higher impairment charges and continued price pressure, partially offset by the acquisition of Bowne. Operating margins decreased from 6.0% for the year ended December 31, 2010 to 1.3% for the year ended December 31, 2011, primarily due to higher impairment charges, increased pass-through paper sales in Europe and lower prices, partially offset by higher volume.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2011	2010
	(in millions)
Operating expenses	$203.1	$232.9
Restructuring and impairment charges	5.7	13.3
Acquisition-related expenses	2.2	13.5
Gain on pension curtailment	38.7	—

Corporate operating expenses for the year ended December 31, 2011 were $203.1 million, a decrease of $29.8 million compared to 2010. The decrease was primarily driven by a gain on pension curtailment of $38.7 million, largely offset by higher pension and other benefits-related expenses. The decrease was also due to a lower bad debt provision, as well as a decline in acquisition-related and incentive compensation expenses, partially offset by an increase in information technology costs related to recent acquisitions and higher workers’ compensation expense.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

	Income from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders per Diluted Share
For the year ended December 31, 2009	$344.3	3.5%	$(27.3)	$(0.13)
2010 restructuring and impairment charges	(157.9)	(1.6%)	(130.0)	(0.62)
2009 restructuring and impairment charges	382.7	3.9%	334.0	1.63
Acquisition-related expenses	(11.9)	(0.1%)	(10.8)	(0.06)
2010 Venezuela devaluation	—	—	(4.5)	(0.02)
2009 losses related to debt extinguishment	—	—	8.0	0.04
Write-down of affordable housing investments	—	—	0.8	0.01
Income tax adjustments	—	—	15.6	0.08
Operations	(1.7)	(0.2%)	35.9	0.13

For the year ended December 31, 2010	$555.5	5.5%	$221.7	$1.06

2010 restructuring and impairment charges: included $61.0 million and $26.9 million of non-cash charges for the impairment of goodwill and intangible assets, respectively; charges of $35.9 million for employee termination costs; $29.5 million of other restructuring costs, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment; and $4.6 million for impairment of other long-lived assets.

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

2009 losses related to debt extinguishment: included a $10.3 million pre-tax loss on the repurchases of $466.4 million of the 5.625% senior notes due January 15, 2012 and $174.2 million of the 4.95% senior notes due May 15, 2010, as well as the reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of the 4.95% senior notes.

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

Operations: reflected higher net sales in Asia, logistics, variable print and financial print, cost savings from restructuring actions and productivity efforts, higher pricing on by-products recoveries and reduced depreciation and amortization and material costs, which were more than offset by price pressures, higher incentive compensation expense, LIFO inventory provisions and pension and postretirement expense. In addition, a lower effective tax rate due to the release of a valuation allowance on deferred tax assets and lower interest expense due to effect of the interest rate swaps attributed to the increase in net earnings from operations. See further details in the review of operating results by segment that follows below.

The following table shows the results of operations for the years ended December 31, 2010 and 2009, which reflects the results of acquired businesses from the relevant acquisition dates:

	2010	2009	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$8,956.4	$8,925.4	$31.0	0.3%
Services	1,062.5	932.0	130.5	14.0%

Total net sales	10,018.9	9,857.4	161.5	1.6%
Products cost of sales (exclusive of depreciation and amortization)	6,857.8	6,789.8	68.0	1.0%
Services cost of sales (exclusive of depreciation and amortization)	785.1	673.1	112.0	16.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,123.4	1,088.5	34.9	3.2%
Restructuring and impairment charges	157.9	382.7	(224.8)	(58.7%)
Depreciation and amortization	539.2	579.0	(39.8)	(6.9%)

Total operating expenses	9,463.4	9,513.1	(49.7)	(0.5%)

Income from operations	$555.5	$344.3	$211.2	(61.3%)

Consolidated

Net sales of products for the year ended December 31, 2010 increased $31.0 million, or 0.3%, to $8,956.4 million versus the prior year. Net sales of products increased due to the increased sales from the production of mailings for the U.S. Census and higher volume in Asia. In addition, net sales increased due to the acquisition of Bowne and changes in foreign exchange rates of $8.5 million, or 0.1%. These increases were partially offset by decreases primarily attributable to continued price pressure and reductions in pass-through paper sales in magazines, catalogs and retail inserts and books and directories.

Net sales from services for the year ended December 31, 2010 increased $130.5 million, or 14.0%, to $1,062.5 million versus the prior year. Net sales from services increased due to higher logistics volumes driven in part by growth in mail center and commingling services. In addition, net sales increased due to the acquisition of Bowne.

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

For the year ended December 31, 2010, the Company recorded a net restructuring and impairment provision of $157.9 million compared to $382.7 million in 2009. In 2010, these charges included non-cash pre-tax charges of $61.0 million for the impairment of goodwill for the forms and labels reporting unit within the U.S. Print and Related Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the forms and labels reporting unit, based on lower expectations for future revenue and cash flows due to continued impacts of electronic substitution on forms demand and increasing price pressure. In addition, the lower fair value reflects higher estimated spending on information technology and capital equipment, in part to better position this reporting unit for increased growth in labels volume as forms demand continues to decline. Impairment charges also included $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of the customer relationship intangible asset primarily resulted from the termination of a customer contract. Additionally, for the year ended December 31, 2010, the Company recorded $35.9 million for workforce reductions of 1,458 employees (substantially all of whom were terminated as of December 31, 2011) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the Financial Print reporting unit within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of one Latin America manufacturing facility, one business process outsourcing manufacturing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Further, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one forms and labels manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $29.5 million of other restructuring charges. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

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

Income from operations for the year ended December 31, 2010 was $555.5 million compared to $344.3 million for the year ended December 31, 2009, an increase of 61.3%. The increase was primarily driven by the lower restructuring and impairment charges in 2010, procurement savings and benefits achieved from restructuring activities, partially offset by cost inflation, price pressures, higher LIFO inventory provisions and higher incentive compensation expense.

Net interest expense decreased by $12.0 million for the year ended December 31, 2010 versus the same period in 2009, primarily due to lower average outstanding borrowings and the effect of the interest rate swaps. In addition, 2009 was impacted by the accelerated amortization of debt issuance costs and unamortized discounts related to the repurchase of $640.6 million of senior notes.

Net investment and other income (expense) for the years ended December 31, 2010 and 2009 was $9.9 million and $3.6 million, respectively. In 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests.

The Company recorded a loss on debt extinguishment of $13.0 million for the year ended December 31, 2009. There was no loss on debt extinguishment for the year ended December 31, 2010. The 2009 loss was due to the repurchases of $640.6 million of the senior notes maturing in 2012 and 2010. As a result of the repurchase of the senior notes due May 15, 2010, the Company reclassified a loss of $2.7 million from accumulated other comprehensive income to loss on debt extinguishment in 2009 due to changes in the hedged forecasted interest payments.

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

Net earnings (loss) from operations attributable to RR Donnelley common shareholders for the year ended December 31, 2010 was $221.7 million, or $1.06 per diluted share, compared to a loss of $27.3 million, or $0.13 per diluted share, for the year ended December 31, 2009. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 4.5 million primarily resulting from the Company’s net loss in 2009 causing all outstanding options and unvested share awards to be anti-dilutive, as well as increases in the average stock price and the issuance of shares related to the vesting of restricted stock units and stock options.

U.S. Print and Related Services

The following tables summarize net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2010	2009
	(in millions, except percentages)
Net sales	$7,532.2	$7,437.0
Income from operations	638.9	489.2
Operating margin	8.5%	6.6%
Restructuring and impairment charges	94.0	163.8

Reporting unit	2010 Net Sales	2009 Net Sales	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,934.2	$2,050.4	$(116.2)	(5.7%)
Books and directories	1,425.6	1,462.0	(36.4)	(2.5%)
Variable print(1)	1,233.4	1,174.8	58.6	5.0%
Forms and labels	822.4	829.5	(7.1)	(0.9%)
Commercial(1)	588.0	576.6	11.4	2.0%
Logistics	598.4	495.1	103.3	20.9%
Financial print	556.5	471.5	85.0	18.0%
Office products	212.4	228.7	(16.3)	(7.1%)
Premedia	161.3	148.4	12.9	8.7%

Total U.S. Print and Related Services	$7,532.2	$7,437.0	$95.2	1.3%

The amounts included in the above table represent net sales by reporting unit and the descriptions above reflect the primary products or services provided by each. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

(1)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2010 were $7,532.2 million, an increase of $95.2 million, or 1.3%, compared to 2009. Net sales increased due to higher logistics volumes, increased sales from the production of mailings for the U.S. Census and the acquisition of Bowne. These increases were partially offset by reductions in pass-through paper sales across the magazines, catalogs and retail inserts and books and directories reporting units and price declines across most reporting units. An analysis by reporting unit follows:

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

U.S. Print and Related Services segment income from operations increased $149.7 million mainly driven by lower restructuring and impairment charges, cost reductions resulting from restructuring actions and productivity initiatives, higher pricing on by-products recoveries and higher volumes, partially offset by the price declines discussed above. Operating margins in the U.S. Print and Related Services segment increased from 6.6% for the year ended December 31, 2009 to 8.5% for the year ended December 31, 2010 due to lower restructuring and impairment charges, the cost reductions discussed above and higher pricing on by-products sales, which more than offset the impact of lower prices and higher incentive compensation expense.

International

The following tables summarize net sales, income from operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2010	2009
	(in millions, except percentages)
Net sales	$2,486.7	$2,420.4
Income (loss) from operations	149.5	(36.0)
Operating margin	6.0%	(1.5%)
Restructuring and impairment charges	50.6	210.7

Reporting unit	2010 Net Sales	2009 Net Sales	$ Change	% Change
	(in millions, except percentages)
Business process outsourcing	$553.4	$603.3	$(49.9)	(8.3%)
Asia	550.6	436.2	114.4	26.2%
Latin America	457.9	467.9	(10.0)	(2.1%)
Europe	401.8	388.7	13.1	3.4%
Global Turnkey Solutions	300.6	321.6	(21.0)	(6.5%)
Canada	222.4	202.7	19.7	9.7%

Total International	$2,486.7	$2,420.4	$66.3	2.7%

Net sales for the International segment for the year ended December 31, 2010 were $2,486.7 million, an increase of $66.3 million, or 2.7%, compared to 2009. Net sales increased due to the acquisition of Bowne and changes in foreign exchange rates of $7.4 million, or 0.3%. An analysis by reporting unit follows:

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

Income (loss) from operations increased $185.5 million primarily due to lower restructuring and impairment charges and increased business in Asia, partially offset by lower prices. Operating margins increased from a loss of 1.5% for the year ended December 31, 2009 to 6.0% for the year ended December 31, 2010, of which 6.7 percentage points were due to lower restructuring and impairment charges. The remaining increase resulted from cost reductions driven by restructuring actions and productivity improvements and the termination of the significant customer contract in 2009, which more than offset lower prices, cost inflation and higher incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2010	2009
	(in millions)
Operating expenses	$232.9	$108.9
Restructuring and impairment charges	13.3	8.2
Acquisition-related expenses	13.5	1.6

Corporate operating expenses for the year ended December 31, 2010 were $232.9 million, an increase of $124.0 million compared to 2009. The increase was driven by higher pension and postretirement benefit expense of $45.2 million, LIFO inventory provisions of $10.2 million in 2010 compared to a benefit of $17.6 million in 2009, higher acquisition-related expenses of $11.9 million and higher restructuring and impairment charges of $5.1 million related to the integration of Bowne, partially offset by cost reductions from productivity initiatives and restructuring actions.

RESTRUCTURING AND IMPAIRMENT CHARGES

During 2011, the Company recorded net restructuring and impairment charges of $667.8 million. These charges included $392.3 million for the impairment of goodwill within the commercial and forms and labels reporting units, reflected in the U.S. Print and Related Services segment and the Canada and Latin America reporting units in the International segment. In addition, these charges included $90.7 million primarily related to impairment of the acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment, as well as $48.5 million of impairment charges, primarily for land, buildings, machinery and equipment and leasehold improvements associated with facility closings. These charges also included $76.7 million for workforce reductions of 2,899 employees (of whom 2,790 were terminated as of

December 31, 2011) associated with actions resulting from the reorganization of certain operations. These charges are primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges related to the completed or announced closing of four books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. These actions also included the reorganization of certain operations within the books and directories and magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment, as well as the reorganization of certain operations within the Latin America and Europe reporting units within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $59.6 million, of which $15.1 million related to multi-employer pension plan partial withdrawal charges primarily due to the completed closing of three manufacturing facilities.

2011	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$49.2	$52.5	$101.7	$403.4	$505.1
International	24.2	7.0	31.2	125.8	157.0
Corporate	3.3	0.1	3.4	2.3	5.7

	$76.7	$59.6	$136.3	$531.5	$667.8

During 2010, the Company recorded net restructuring and impairment charges of $157.9 million. These charges included $61.0 million for the impairment of goodwill within the forms and labels reporting unit in the U.S. Print and Related Services segment, $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment and $4.6 million for the impairment of other long-lived assets. Additionally, these charges included $35.9 million related to workforce reductions of 1,458 employees (substantially all of whom were terminated as of December 31, 2011), associated with actions resulting from reorganization of certain operations. These actions included the reorganization of certain operations within the Financial Print reporting unit within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of one Latin America manufacturing facility, one business process outsourcing manufacturing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Further, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. Finally, the Company recorded $29.5 million of other restructuring charges, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

2010	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$5.9	$24.0	$29.9	$64.1	$94.0
International	17.9	4.5	22.4	28.2	50.6
Corporate	12.1	1.0	13.1	0.2	13.3

	$35.9	$29.5	$65.4	$92.5	$157.9

During 2009, the Company recorded net restructuring and impairment charges of $382.7 million. These charges included $128.5 million for the impairment of goodwill and $24.7 million for the impairment of other long-lived assets. In addition, the Company recorded charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. Additionally, these charges included $78.8 million related to workforce reductions of 4,043 employees (all of whom were terminated as of

December 31, 2011), associated with actions resulting from the reorganization of certain operations and the exiting of certain business activities. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of two Global Turnkey Solutions manufacturing facilities, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Finally, the Company incurred other restructuring charges of $32.1 million, including lease termination and other facility closure costs.

2009	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$36.5	$19.2	$55.7	$108.1	$163.8
International	40.5	124.3	164.8	45.9	210.7
Corporate	2.4	5.8	8.2	—	8.2

	$79.4	$149.3	$228.7	$154.0	$382.7

The Company made cash payments of $104.2 million, $158.1 million and $126.4 million for restructuring activities during the years ended December 31, 2011, 2010 and 2009, respectively. $95.8 million of the $158.1 million paid in 2010 and $22.2 million of the $126.4 million paid in 2009 related to the terminated customer contract discussed previously. These outlays were all funded using cash generated from operations and cash on hand.

In 2012, the Company expects to realize further cost savings associated with the restructuring actions taken in 2011 and 2010, primarily through reduced employee and facility costs. Restructuring actions have been and will continue to be taken in conjunction with the integration of Bowne, which will result in additional restructuring charges in 2012. In addition, the Company expects to identify other cost reduction opportunities within both current and newly acquired businesses and possibly take further actions in 2012, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, the Company will fund these costs by utilizing its credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the years ended December 31, 2011, 2010 and 2009.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2011 compared to 2010

Net cash provided by operating activities of operations was $946.3 million for the year ended December 31, 2011, compared to $752.5 million for the year ended December 31, 2010. The increase in operating cash flow reflected improvements in working capital management, including the benefits of process and systems integration efforts related to the Bowne acquisition, improved credit and collections efforts, inventory reductions and increased standardization of vendor payment terms. The increase in operating cash flow also reflected the $57.5 million payment in January 2010 related to the termination of a long-term customer contract in 2009 and lower income tax payments. These increases were partially offset by higher incentive compensation payments in the first quarter of 2011 (for incentives earned in 2010) compared to 2010 (for incentives earned in 2009) due to better operating results in 2010 as compared to the operating results of 2009. Additionally, the payments for incentives earned in 2009 were deferred equally over four years, while the incentives earned in 2010 were fully paid in 2011. Further decreases were due to restructuring and pension payments related to the Bowne acquisition and higher interest payments primarily related to the June 2010 issuance of $400.0 million of long-term senior notes. Higher interest payments were also due to increased borrowings under the Credit Agreement in 2011 used to finance the Company’s ASR, as well as higher interest rates and commitment fees related to the rating actions of credit rating agencies, as compared to the Company’s borrowings under the previous revolving credit facility (“previous Facility”) in 2010.

2010 compared to 2009

Net cash provided by operating activities of operations was $752.5 million for the year ended December 31, 2010, compared to $1,425.8 million for the year ended December 31, 2009. The decrease in operating cash flow reflected the $515.8 million benefit from reductions in net working capital driven by volume declines and efficiency improvement in 2009, a non-recurring tax refund of $164.1 million in 2009, continued price pressures on net sales in 2010, a 2009 $57.5 million long-term customer contract payment and incentive compensation payments in the first quarter of 2010 compared to no such payments in 2009. These decreases were partially offset by higher operating earnings in 2010 driven by cost reductions from productivity and restructuring actions and a $22.2 million payment in the third quarter of 2009 related to the termination of the long-term customer contract in 2009.

Cash Flows From Investing Activities

2011 compared to 2010

Net cash used in investing activities for the year ended December 31, 2011 was $375.4 million compared to $674.5 million for the year ended December 31, 2010. Net cash used for acquisitions during the year ended December 31, 2011 was $142.4 million for the acquisitions of Helium, Stratus, LibreDigital, Journalism Online, Genesis and Sequence, compared to $439.8 million for the acquisitions of Bowne, Nimblefish and 8touches during the year ended December 31, 2010. The Company also used $7.0 million to purchase a long-term investment during the year ended December 31, 2011. During 2010, the Company purchased long-term investments, as well as short-term deposits that were subsequently liquidated, for a net payment of $16.8 million. Capital expenditures for the year ended December 31, 2011 were $250.9 million, an increase of $21.5 million compared to 2010. The Company continues to fund capital expenditures primarily through cash provided by operations.

2010 compared to 2009

Net cash used in investing activities for the year ended December 31, 2010 was $674.5 million compared to $260.9 million for the year ended December 31, 2009. Net cash used for 2010 acquisitions was $439.8 million and the acquisitions of PROSA and Prospectus during 2009 was $26.6 million. The Company used $17.0 million to purchase long-term investments and $14.7 million to purchase short-term deposits during 2010. The short-term term deposits were subsequently liquidated for $14.9 million during 2010. The Company received proceeds from the sale of investments and other assets of $11.2 million during 2010 compared to $2.2 million during 2009. Capital expenditures were $229.4 million in 2010, an increase of $34.4 million compared to 2009. Finally, in 2009, the Company transferred $43.7 million to restricted cash within other noncurrent assets on the Consolidated Balance Sheets related to a customer contract termination within the business process outsourcing reporting unit and received transfers from restricted cash of $6.2 million.

Cash Flows From Financing Activities

2011 compared to 2010

Net cash used in financing activities for the year ended December 31, 2011 was $651.0 million compared to $58.0 million in 2010. During the year ended December 31, 2011, the Company received proceeds from the issuance of $600.0 million of long-term senior notes and paid $500.0 million for the acquisition of the Company’s common stock under its accelerated share repurchase, which was entered into during the second quarter of 2011. The Company also paid a total of $493.4 million to repurchase senior notes in the aggregate principal amount of $427.8 million, maturing February 1, 2019, January 15, 2017 and May 15, 2015. These increases were partially offset by proceeds of $65.0 million received from net borrowings under the Credit Agreement as of December 31, 2011, as compared to $120.0 million for 2010. For the year ended December 31, 2010, the Company received proceeds of $400.0 million from the issuance of long-term senior notes, paid $325.7 million for the May 15, 2010 maturity of senior notes and repaid $27.3 million of debt assumed as part of the 2010 acquisitions.

2010 compared to 2009

Net cash used in financing activities for the year ended December 31, 2010 was $58.0 million compared to $1,028.0 million in 2009. During 2010, Company received proceeds of $400.0 million from the issuance of long-term senior notes which were partly used to repay borrowings on the previous Facility. Proceeds from the previous Facility borrowings were used, along with cash on hand, to pay the May 15, 2010 maturity of senior notes of $325.7 million. In addition, the Company repaid $25.4 million and $1.9 million of debt assumed as part of the Bowne and Nimblefish acquisitions, respectively. During 2009, the Company received proceeds from the issuance of $750.0 million of long-term senior notes and repaid $400.0 million in senior notes that matured April 1, 2009 and repurchased $466.4 million and $174.2 million of senior notes maturing January 15, 2012 and May 15, 2010, respectively. Net borrowings under the Credit Agreement and previous Facility were $120.0 million for the year ended December 31, 2010. Net repayments under the previous Facility were $200.0 million for the year ended December 31, 2009. The net change in other short-term debt was a cash outflow of $305.6 million during 2009 primarily due to the pay down of commercial paper.

Other

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes and local country taxes. Repatriation of some foreign balances is restricted by local laws.

Included in cash and cash equivalents of $449.7 million at December 31, 2011 were short-term investments in the amount of $7.8 million, which primarily consist of certificate and short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are believed to be highly liquid.

Dividends

Cash dividends paid to shareholders totaled $205.2 million, $214.4 million and $213.6 million in 2011, 2010 and 2009, respectively. The Company has consistently paid a dividend since becoming a public company in 1956 and currently has no plans to cease or reduce its dividend payments in 2012. The Company believes it will continue to generate sufficient cash flows from operations to pay future dividends that may be approved by the Company’s Board of Directors. On January 13, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2012 to shareholders of record on January 27, 2012.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2011:

	Payments Due In
	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Debt	$3,647.5	$243.7	$0.9	$600.9	$404.0	$350.6	$2,047.4
Interest due on debt	1,544.6	229.4	225.5	217.8	194.1	152.9	524.9
Operating leases(1)	585.1	147.6	111.5	87.3	64.9	45.9	127.9
Pension and postretirement contributions	220.8	220.8	—	—	—	—	—
Outsourced services	184.6	151.3	29.0	4.2	0.1	—	—
Incentive compensation	107.4	86.7	20.7	—	—	—	—
Deferred compensation	91.4	6.6	9.4	2.4	2.3	2.1	68.6
Other(2)	164.0	128.2	7.0	6.9	2.0	2.0	17.9

Total as of December 31, 2011	$6,545.4	$1,214.3	$404.0	$919.5	$667.4	$553.5	$2,786.7

(1)	Operating leases include obligations to landlords.
(2)	Other represents contractual obligations for purchases of property, plant and equipment ($41.9 million), estimated defined contribution Company match ($33.2 million), multi-employer pension withdrawal obligations ($27.9 million), employee restructuring-related severance payments ($27.2 million), contingent consideration ($10.6 million) and purchases of natural gas ($10.1 million). The contractual obligation for the estimated defined contribution Company match includes the 2012 estimated payments and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amount. Additionally, the Company has included $13.1 million of uncertain tax liabilities that are classified as current liabilities in the Consolidated Balance Sheets as payments due in 2012. Excluded from the table are $63.3 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement.

The contractual obligations included above for pension and postretirement plans include the 2012 estimated payments and do not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amount.

The minimum annual contributions to the multi-employer pension plans are determined by the terms and conditions of each plan to which the Company contributes. Although the Company cannot currently estimate the amount of multi-employer pension plan contributions that will be required for 2012, the Company expects contributions to be consistent with those of prior years.

As of December 31, 2011, the Company is authorized under the terms of its share repurchase program to repurchase up to $1.0 billion of the Company’s common stock through December 31, 2012, of which the Company repurchased $500 million during the year ended December 31, 2011 as part of the ASR. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion.

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

Cash and cash equivalents of $449.7 million as of December 31, 2011 included $51.5 million in the U.S. and $398.2 million at international locations, most of which is subject to U.S. federal income taxes and local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company has recognized deferred tax liabilities of $3.0 million as of December 31, 2011, related to certain foreign earnings which are not considered to be permanently reinvested. The Company maintains a cash pooling structure that enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. The foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $1.75 billion revolving Credit Agreement which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing and will be calculated according to a base or Eurocurrency rate plus an applicable margin. The Company pays annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement can be used for general corporate purposes, including letters of credit. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Credit Agreement. Based on the Company’s results of operations for the year ended December 31, 2011 and existing term debt structure, the Company could utilize an additional $1.4 billion of the $1.75 billion Credit Agreement and not be in violation of the maximum leverage ratio, as shown in the table below. However, the Company does not expect the reduction in availability on the Credit Agreement to impact its ability to meet its liquidity requirements. As of December 31, 2011, there were $65.0 million of borrowings outstanding under the Credit Agreement. The availability under the Credit Agreement at December 31, 2011 is shown in the following table:

December 31, 2011
(in millions)
Availability
Committed credit facility	$1,750.0
Availability reduction from covenants	332.3

1,417.7
Usage
Borrowings under the committed credit facility	65.0

Current availability at December 31, 2011	$1,352.7

The Company was in compliance with its debt covenants as of December 31, 2011, and expects to remain in compliance based on management’s estimates of operating and financial results for 2012 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Credit Agreement as of December 31, 2011 and management expects the Company to continue to meet the applicable borrowing conditions.

The Company also has $151.8 million in credit facilities outside of the U.S., most of which are uncommitted. As of December 31, 2011, the Company had $60.9 million in outstanding letters of credit. The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by twenty-one U.S. and international financial institutions.

On May 4, 2011, Standard & Poor’s Ratings Services (“S&P”) lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BBB with a negative outlook to BBB- and placed the Company on CreditWatch with negative implications. Subsequently, on May 16, 2011, S&P lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BBB- to BB+ with a stable outlook and the

Company’s short-term credit rating from A-3 to B-1. On November 29, 2011, S&P reaffirmed the Company’s long-term corporate credit and senior unsecured debt rating at BB+ but placed the Company’s ratings on a negative outlook, which was reaffirmed by S&P on January 18, 2012.

On May 4, 2011, Moody’s Investors Service (“Moody’s”) placed the Company’s Baa3 credit rating with a stable outlook on review for possible downgrade. Subsequently on May 16, 2011, Moody’s lowered the Company’s senior unsecured debt ratings from Baa3 to Ba1 with a stable outlook. On January 20, 2012, Moody’s reaffirmed the Company’s long-term and senior unsecured debt rating, but placed the Company’s ratings on a negative outlook. As a result of the downgrades by the rating agencies, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was increased to 11.75%. Additionally, the downgrades in ratings increased annual commitment fees and interest rates incurred on borrowings under the Credit Agreement.

Acquisitions

During the three months ended December 31, 2011, the Company paid $29.0 million, net of cash acquired, to purchase Stratus. During the three months ended September 30, 2011, the Company paid $37.9 million, net of cash acquired, to purchase LibreDigital, Genesis and Sequence. During the three months ended June 30, 2011, the Company paid $55.9 million, net of cash acquired, to purchase the remaining equity of Helium. Additionally, during the three months ended March 31, 2011, the Company paid $19.6 million, net of cash acquired, to purchase Journalism Online. The Company financed all of these acquisitions with cash on hand.

During the three months ended December 31, 2010, the Company paid $485.6 million to purchase Bowne, Nimblefish and 8touches. The Company financed all of these acquisitions with cash on hand and through borrowings under the previous Facility.

During the three months ended March 31, 2009, the Company paid $24.0 million to purchase PROSA. The Company financed the acquisition with cash on hand.

Debt Issuances

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase an initial $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Credit Agreement. On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019.

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

On January 14, 2009, the Company issued $400 million of 11.25% senior notes due February 1, 2019. The Company used the net proceeds to pay down commercial paper and borrowings under the previous Facility. On May 17, 2011, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75%, as a result of downgrades in the ratings below investment grade. The Company borrowed $400.0 million in March 2009 under the previous Facility to repay the April 1, 2009 maturity of $400 million in senior notes. During the second quarter 2009, the Company repaid the $400 million of previous Facility borrowings.

Other Significant Events

On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion.

As part of the share repurchase program, on May 5, 2011, the Company entered into an ASR with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank. The shares delivered were subject to a 20%, or $100.0 million holdback, which resulted in the Company receiving an additional 9.3 million shares on November 17, 2011. The additional shares received were calculated based upon the $17.13 volume weighted average price of the Company’s common stock over an averaging period, subject to a discount agreed upon with the investment bank. The averaging period ended on November 14, 2011.

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

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of December 31, 2011, approximately 81.3% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2011, the Company’s exposure to rate fluctuations on variable-interest borrowings was $686.7 million, including $600.0 million notional value of interest rate swap agreements (See Note 14, Derivatives, to the Consolidated Financial Statements) and $86.7 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of December 31, 2011 and 2010, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $78.3 million and $100.9 million, respectively, (See Note 14, Derivatives, to the Consolidated Financial Statements). Net unrealized losses from these foreign exchange contracts were less than $0.1 million at December 31, 2011 and net unrealized gains were $0.2 million at December 31, 2010. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at December 31, 2011 and 2010 by approximately $122.9 million and $101.8 million, respectively.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2011, 2010 and 2009, the Company adopted various accounting standards. See Note 20, New Accounting Pronouncements, to the Consolidated Financial Statements for a description of the accounting standards adopted during 2011.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 20, New Accounting Pronouncements, to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. As of December 31, 2011, approximately 81.3% of the Company’s outstanding term debt was comprised of fixed-rate debt. At December 31, 2011, the Company’s exposure to rate fluctuations on variable-interest borrowings was $686.7 million, including $600.0 million notional value of interest rate swap agreements (See Note 14, Derivatives, to the Consolidated Financial Statements) and $86.7 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at December 31, 2011 and December 31, 2010 by approximately $122.9 million and $101.8 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of the Company’s non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of December 31, 2011 and 2010, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $78.3 million and $100.9 million, respectively.

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2011, 2010 or 2009. The Company maintains provisions for potential credit losses and any such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded, and additional economic disruptions or a further slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2011 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2011 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,

2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 17, 2012 (the “2012 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

The Company has adopted a policy statement entitled Code of Ethics that applies to our chief executive officer and our senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.rrdonnelley.com. A copy of our Code of Ethics has been filed as Exhibit 14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2012 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2011 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance is as follows:

Equity Compensation Plan Information

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(4)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(in thousands) (a)	(b)	(in thousands) (c)
Equity compensation plans approved by security holders(2)	9,090.9	$20.31	2,314.3	(5)
Equity compensation plans not approved by security holders(3)	537.8	25.56	—

Total	9,628.7	$20.81	2,314.3

(1)

Upon the acquisition of Moore Wallace on February 27, 2004, stock options and units outstanding under certain Moore Wallace plans were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2011, 63,170 shares were issuable under these plans upon the exercise of stock options with a weighted average exercise price per share of $16.95. Information regarding these awards is not included in the table.
(2)	Includes 5,531,613 shares issuable upon the vesting of restricted stock units.
(3)	Represents the 2000 Broad-Based Incentive Plan and the Moore Wallace 2003 Long-Term Incentive Plan. Includes 165,000 shares issuable upon the vesting of restricted stock units issued under the Moore Wallace 2003 Long-Term Incentive Plan.
(4)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(5)	All of these shares are available for issuance under the 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate (excluding any such awards made pursuant to an employment agreement with a newly-hired Chief Executive Officer of the Company), of which 1,044,908 remain available for issuance.

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

There were 6,300,000 shares of common stock of the Company reserved and authorized for issuance under the 2003 LTIP (as adjusted to reflect the conversion ratio used in the acquisition of Moore Wallace). As of December 31, 2011, there were 165,000 restricted stock units outstanding under the 2003 LTIP. The restricted stock units generally vest equally over a period of four years and are forfeited upon termination of employment prior to vesting (subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a “change in control”).

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2011, options to purchase 372,831 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire 10 years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2012 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2012.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ DANIEL N. LEIB
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of February 2012.

Signature and Title	Signature and Title

/S/ THOMAS J. QUINLAN, III	/S/ JUDITH H. HAMILTON*
Thomas J. Quinlan, III President and Chief Executive Officer, Director (Principal Executive Officer)	Judith H. Hamilton Director

/S/ DANIEL N. LEIB	/S/ THOMAS S. JOHNSON*
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Thomas S. Johnson Director

/S/ ANDREW B. COXHEAD	/S/ JOHN C. POPE*
Andrew B. Coxhead Senior Vice President and Controller (Principal Accounting Officer)	John C. Pope Director

/S/ SUSAN M. CAMERON*	/S/ MICHAEL T. RIORDAN*
Susan M. Cameron Director	Michael T. Riordan Director

/S/ LEE A. CHADEN*	/S/ OLIVER R. SOCKWELL*
Lee A. Chaden Director	Oliver R. Sockwell Director

/S/ RICHARD L. CRANDALL*	/S/ STEPHEN M. WOLF*
Richard L. Crandall Director	Stephen M. Wolf Chairman of the Board, Director

By:	/S/ SUZANNE S. BETTMAN
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales
Products	$9,375.1	$8,956.4	$8,925.4
Services	1,235.9	1,062.5	932.0

Total net sales	10,611.0	10,018.9	9,857.4
Products cost of sales (exclusive of depreciation and amortization)	7,185.2	6,857.8	6,789.8
Services cost of sales (exclusive of depreciation and amortization)	906.6	785.1	673.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,236.3	1,123.4	1,088.5
Restructuring and impairment charges—net (Note 3)	667.8	157.9	382.7
Depreciation and amortization	549.9	539.2	579.0

Total operating expenses	10,545.8	9,463.4	9,513.1

Income from operations	65.2	555.5	344.3
Interest expense—net (Note 13)	243.3	222.6	234.6
Investment and other income (expense)—net	10.6	(9.9)	(3.6)
Loss on debt extinguishment	(69.9)	—	(13.0)

Earnings (loss) before income taxes	(237.4)	323.0	93.1
Income tax expense (benefit) (Note 12)	(116.3)	105.9	114.5

Net earnings (loss)	(121.1)	217.1	(21.4)
Less: Income (loss) attributable to noncontrolling interests	1.5	(4.6)	5.9

Net earnings (loss) attributable to RR Donnelley common shareholders	$(122.6)	$221.7	$(27.3)

Net earnings (loss) per share attributable to RR Donnelley common shareholders (Note 15):
Basic net earnings (loss) per share	$(0.63)	$1.07	$(0.13)
Diluted net earnings (loss) per share	$(0.63)	$1.06	$(0.13)

Weighted average number of common shares outstanding (Note 15):
Basic	193.8	206.4	205.2
Diluted	193.8	209.7	205.2

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$449.7	$519.1
Receivables, less allowances for doubtful accounts of $62.6 in 2011 (2010—$71.0) (Note 5)	1,844.2	1,922.9
Income taxes receivable (Note 12)	32.4	49.3
Inventories (Note 6)	510.9	560.6
Prepaid expenses and other current assets	131.4	115.4

Total current assets	2,968.6	3,167.3

Property, plant and equipment—net (Note 7)	1,854.6	2,138.7
Goodwill (Note 4)	2,222.1	2,526.8
Other intangible assets—net (Note 4)	590.3	775.0
Other noncurrent assets	646.1	475.4

Total assets	$8,281.7	$9,083.2

LIABILITIES
Accounts payable	$1,063.3	$939.8
Accrued liabilities (Note 9)	817.0	902.2
Short-term debt and current portion of long-term debt (Note 13)	243.7	131.4

Total current liabilities	2,124.0	1,973.4

Long-term debt (Note 13)	3,416.8	3,398.6
Pension liability (Note 11)	1,076.3	533.0
Postretirement benefits (Note 11)	227.3	287.4
Deferred income taxes (Note 12)	20.6	174.5
Other noncurrent liabilities	354.5	470.9

Total liabilities	7,219.5	6,837.8

Commitments and Contingencies (Note 10)

EQUITY
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2011 and 2010	303.7	303.7
Additional paid-in-capital	2,888.7	2,907.0
Retained earnings	342.4	670.2
Accumulated other comprehensive loss	(863.3)	(490.4)
Treasury stock, at cost, 64.5 shares in 2011 (2010—36.4 shares)	(1,628.8)	(1,166.2)

Total RR Donnelley shareholders’ equity	1,042.7	2,224.3
Noncontrolling interests	19.5	21.1

Total equity	1,062.2	2,245.4

Total liabilities and equity	$8,281.7	$9,083.2

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net earnings (loss)	$(121.1)	$217.1	$(21.4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charges	532.0	92.5	154.0
Depreciation and amortization	549.9	539.2	579.0
Provision for doubtful accounts receivable	18.8	22.8	19.7
Share-based compensation	28.3	28.6	24.0
Deferred taxes	(123.0)	(34.6)	(54.1)
Change in uncertain tax positions	(107.8)	(42.6)	(2.6)
(Gain) loss on sale of investments and other assets—net	(16.0)	(1.8)	3.2
Loss related to Venezuela currency devaluation	—	8.9	—
Loss on debt extinguishment	69.9	—	10.3
Gain on pension curtailment	(38.7)	(0.4)	—
Other	27.3	47.5	41.8
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	38.3	(152.1)	244.0
Inventories	43.1	31.0	145.5
Prepaid expenses and other current assets	(1.8)	8.2	31.4
Accounts payable	135.4	17.7	94.9
Income taxes payable and receivable	9.5	15.0	114.6
Accrued liabilities and other	(97.8)	(44.5)	41.5

Net cash provided by operating activities	946.3	752.5	1,425.8

INVESTING ACTIVITIES
Capital expenditures	(250.9)	(229.4)	(195.0)
Acquisitions of businesses, net of cash acquired	(142.4)	(439.8)	(26.6)
Proceeds from return of capital and sale of investments and other assets	27.2	26.1	2.2
Purchases of investments	(7.0)	(31.7)	(4.0)
Transfers from/(to) restricted cash	(2.3)	0.3	(37.5)

Net cash used in investing activities	(375.4)	(674.5)	(260.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	600.0	400.0	750.0
Net change in short-term debt	10.7	(3.8)	(305.6)
Payments of current maturities and long-term debt	(495.1)	(355.2)	(1,051.9)
Payments of credit facility borrowings—net	(55.0)	—	(845.0)
Proceeds from credit facility borrowings—net	—	120.0	645.0
Debt issuance costs	(10.0)	(12.2)	(6.0)
Issuance of common stock	7.1	9.2	1.5
Acquisition of common stock	(500.0)	—	—
Dividends paid	(205.2)	(214.4)	(213.6)
Distributions to noncontrolling interests	(3.5)	(1.6)	(2.4)

Net cash used in financing activities	(651.0)	(58.0)	(1,028.0)

Effect of exchange rate on cash and cash equivalents	10.7	(0.1)	38.3

Net (decrease) increase in cash and cash equivalents	(69.4)	19.9	175.2

Cash and cash equivalents at beginning of year	519.1	499.2	324.0

Cash and cash equivalents at end of year	$449.7	$519.1	$499.2

Supplemental non-cash disclosure:
Use of restricted cash to pay restructuring costs	$—	$38.3	$—

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total RR Donnelley’s Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2009	243.0	303.7	2,885.7	(37.2)	(1,194.0)	903.8	(580.7)	2,318.5	23.4	2,341.9

Net earnings (loss)						(27.3)		(27.3)	5.9	(21.4)
Translation adjustments							99.1	99.1	0.1	99.2
Pension and other benefit liability adjustments							(65.7)	(65.7)		(65.7)
Change in fair value of derivatives and hedge reclassifications							2.3	2.3		2.3

Comprehensive income								8.4	6.0	14.4

Share-based compensation			20.5	0.1	2.8			23.3		23.3
Withholdings for share-based awards and other				(0.2)	(2.6)			(2.6)		(2.6)
Cash dividends paid						(213.6)		(213.6)		(213.6)
Distributions to noncontrolling interests								—	(2.4)	(2.4)

Balance at December 31, 2009	243.0	303.7	2,906.2	(37.3)	(1,193.8)	662.9	(545.0)	2,134.0	27.0	2,161.0

Net earnings (loss)						221.7		221.7	(4.6)	217.1
Translation adjustments							12.3	12.3	0.3	12.6
Pension and other benefit liability adjustments							42.0	42.0		42.0
Change in fair value of derivatives and hedge reclassifications							0.3	0.3		0.3

Comprehensive income (loss)								276.3	(4.3)	272.0

Share-based compensation			0.8	1.3	36.3			37.1		37.1
Withholdings for share-based awards and other.				(0.4)	(8.7)			(8.7)		(8.7)
Cash dividends paid						(214.4)		(214.4)		(214.4)
Distributions to noncontrolling interests								—	(1.6)	(1.6)

Balance at December 31, 2010	243.0	$303.7	$2,907.0	(36.4)	$(1,166.2)	$670.2	$(490.4)	$2,224.3	$21.1	$2,245.4

Net earnings (loss)						(122.6)		(122.6)	1.5	(121.1)
Translation adjustments							(70.5)	(70.5)	0.4	(70.1)
Pension and other benefit liability adjustments							(303.1)	(303.1)		(303.1)
Change in fair value of derivatives and hedge reclassifications							0.7	0.7		0.7

Comprehensive income								(495.5)	1.9	(493.6)

Share-based compensation			28.3					28.3		28.3
Issuance of share-based awards, net of withholdings and other			(46.6)	1.1	37.4			(9.2)		(9.2)
Cash dividends paid						(205.2)		(205.2)		(205.2)
Acquisition of common stock.				(29.2)	(500.0)			(500.0)		(500.0)
Distributions to noncontrolling interests								—	(3.5)	(3.5)

Balance at December 31, 2011	243.0	$303.7	$2,888.7	(64.5)	$(1,628.8)	$342.4	$(863.3)	$1,042.7	$19.5	$1,062.2

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2011, 2010 and 2009 are included in the consolidated financial statements from the dates of acquisition (see Note 2).

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

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive loss within shareholders’ equity while transaction gains and losses are recorded in net earnings (loss). As of December 31, 2009, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index (“NCPI) exceeded 100%. As a result, as of January 1, 2010, Venezuela’s economy was considered highly inflationary and the financial statements of the Company’s Venezuelan entities were remeasured as if the functional currency were the U.S. Dollar. Consistent with historical practices and the Company’s future intent, the financial statements were remeasured based on the official rate. On January 8, 2010, the government of Venezuela changed its primary fixed exchange rate from 2.15 Bolivars per U.S. Dollar to 4.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 50%. This devaluation resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and a reduction in income attributable to noncontrolling interest of $3.6 million. As of December 31, 2011 Venezuela’s economy continued to be considered highly inflationary as the three-year cumulative inflation using the NCPI continued to exceed 100%.

Fair Value Measurements— Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its foreign exchange forward contracts, interest rate swaps, pension plan assets and other postretirement plan assets on a recurring basis. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

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

Revenue Recognition—The Company recognizes revenue for the majority of its products upon transfer of title and the passage of the risk of loss, which is generally upon shipment to the customer. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may also receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of loss transfer to the customer, and there is a reasonable assurance as to collectability. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

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

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2011, 2010 or 2009. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5 for details of activity affecting the allowance for doubtful accounts.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 65.7% and 66.9% of the inventories at December 31, 2011 and 2010, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

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

Goodwill—Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. For the year ended December 31, 2011, the Company adopted Accounting Standards Update No. 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative analysis, the Company considers various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting units’ actual results compared to projected results. Based on this qualitative analysis, if management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed.

For the remaining reporting units, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations in the period identified. See Note 3 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Amortization—Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software, was $21.8 million, $15.3 million and $18.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Identifiable intangible assets with indefinite lives are not amortized.

Financial Instruments—The Company uses derivative financial instruments to hedge exposures to interest rate and foreign exchange fluctuations in the ordinary course of business.

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities on the balance sheet at their respective fair values with unrealized gains and losses recorded in comprehensive income (loss), net of applicable income taxes, or in the results of operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the results of operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the results of operations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the results of operations. See Note 14 for further discussion.

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

Taxes on Income—Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Comprehensive Income (Loss)—Comprehensive income (loss) for the Company consists of net earnings (loss), unrecognized actuarial gains and losses, prior service cost for pension and postretirement benefit plans, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments. Comprehensive income (loss) is presented in the Consolidated Statements of Shareholders’ Equity.

Note 2. Acquisitions

2011 Acquisitions

On November 21, 2011, the Company acquired StratusGroup, Inc. (“Stratus”), a full service manufacturer of custom pressure sensitive label and paperboard packaging products for health and beauty, food, beverage and other segments. Stratus’ decorative labeling and paperboard resources complement the Company’s prime label, corrugated and other global packaging capabilities. The purchase price for Stratus was $29.0 million net of cash acquired of $0.1 million. Stratus’ operations are included in the U.S. Print and Related Services segment.

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

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s software offers publishers and other customers a practical way to increase revenues by allowing advertisers to select unique ad selection criteria for targeted delivery. The purchase price for Sequence, which includes the Company’s estimate of contingent consideration, was $14.7 million net of cash acquired of $0.1 million. A former equity holder of Sequence is entitled to receive the contingent consideration in the form of cash payments of up to $14.0 million, subject to Sequence achieving certain milestones related to volume or revenue in 2013 and 2014. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $6.8 million, using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration will be recognized in the Consolidated Statement of Operations. Sequence’s operations are included in the U.S. Print and Related Services segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions. The ability to bundle Helium’s content development solutions with the Company’s complete offering of content delivery resources addresses customers’ needs across the full breadth of the supply chain. As the Company previously held a 23.7% equity investment in Helium, the purchase price for the remaining equity of Helium was $57.0 million net of cash acquired of $0.1 million and included an amount due from Helium of $1.1 million. The fair value of the Company’s previously held equity investment was $12.8 million, resulting in the recognition of a $10.0 million gain, which is reflected in investment and other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2011. The fair value of the previously held equity investment was determined based on the purchase price paid for the remaining equity less an estimated control premium and was determined to be Level 3 under the fair value hierarchy. Helium’s operations are included in the U.S. Print and Related Services segment.

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

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses are expected to improve the Company’s ability to serve customers and reduce redundant management, support and manufacturing costs. For the year ended December 31, 2011, the Company recorded $2.2 million of acquisition-related expenses, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Consolidated Statements of Operations.

The Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the previously-held investments in Helium over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. $47.4 million of goodwill related to these acquisitions is expected to be tax deductible. Based on the valuations, the final purchase price allocation for these acquisitions were as follows:

Accounts receivable	$6.0
Inventories	2.3
Prepaid expenses and other current assets	0.4
Property, plant and equipment and other long-term assets	16.8
Amortizable intangible assets	16.2
Goodwill	118.3
Accounts payable and accrued liabilities	(8.2)
Other noncurrent liabilities	(2.9)
Deferred taxes-net	14.2

Total purchase price-net of cash acquired	163.1
Less: fair value of Company’s previously-held investments in Helium	13.9
Less: fair value of contingent consideration	6.8

Net cash paid	$142.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair values of property, plant and equipment, amortizable intangible assets, contingent consideration and goodwill associated with the acquisitions of Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions. Customer relationships intangible asset values were estimated based on expected future cash flows discounted using an estimated weighted-average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships. Tradename intangible asset values were estimated based on the relief of royalty method.

2010 Acquisitions

On December 31, 2010, the Company acquired 8touches, an online provider of tools that allow real estate associates, brokers, Multiple Listing Service (MLS) associations and other marketers to create customized communications materials. The purchase price for 8touches was $1.1 million. 8touches’ operations are included in the U.S. Print and Related Services segment.

On December 14, 2010, the Company acquired Nimblefish Technologies (“Nimblefish”), a provider of multi-channel marketing services to leading retail, technology, telecom, hospitality and other customers. The purchase price for Nimblefish was $3.9 million, including debt assumed of $2.0 million. The Company subsequently repaid $1.9 million of the debt assumed in December 2010. Nimblefish’s operations are included in the U.S. Print and Related Services segment.

On November 24, 2010, the Company acquired Bowne & Co., Inc. (“Bowne”), a provider of shareholder and marketing communication services with operations in North America, Latin America, Europe and Asia. The purchase price for Bowne was $465.2 million, including debt assumed of $26.2 million and net of cash acquired of $41.4 million. Immediately following the acquisition, the Company repaid $25.4 million of the debt assumed. Bowne’s operations are included in both the U.S. Print and Related Services and International segments.

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses are expected to improve the Company’s ability to serve customers and reduce redundant management, real estate and manufacturing costs. For the year ended December 31, 2010, the Company’s Consolidated Financial Statements included $61.2 million of net sales and a net loss of $9.3 million related to these acquired businesses. For the year ended December 31, 2010, the Company recorded $13.5 million of acquisition-related expenses, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Bowne, Nimblefish and 8touches acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, most of which is not tax deductible. Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

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

The fair values of property, plant and equipment, amortizable intangible assets and goodwill associated with the acquisitions of Bowne, Nimblefish and 8touches were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using the cost approach or market approach, if a secondhand market existed. Customer relationships intangible asset values were estimated based on expected future cash flows discounted using an estimated weighted-average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships. The tradename intangible asset value was estimated based on the relief of royalty method.

2009 Acquisitions

On June 18, 2009, the Company acquired Prospectus Central, LLC (“Prospectus”), an e-delivery company, for a purchase price of $3.0 million. Prospectus’s operations are included in the U.S. Print and Related Services segment.

On January 2, 2009, the Company acquired PROSA, a web printing company located in Santiago, Chile. The purchase price for PROSA was approximately $23.6 million. PROSA’s operations are included in the International segment.

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the addition of these businesses has improved the Company’s ability to serve customers, increased capacity utilization, and reduced management, procurement and manufacturing costs. For the year ended December 31, 2009, the Company’s Consolidated Financial Statements included $18.7 million of net sales and net earnings of $3.5 million related to these acquired businesses. For the year ended December 31, 2009, the Company recorded $1.6 million of acquisition-related expenses, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Consolidated Statements of Operations.

The PROSA and Prospectus acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, none of which is tax deductible. Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$2.4
Property, plant and equipment	9.2
Amortizable intangible assets	11.6
Goodwill	6.5
Accounts payable and accrued liabilities	(2.5)
Deferred taxes—net	(0.6)

Net cash paid	$26.6

The fair values of property, plant and equipment, amortizable intangible assets and goodwill associated with the acquisitions of PROSA and Prospectus were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, dealer quotes, and internal expertise related to equipment and current marketplace conditions. Intangible asset values, including customer relationships and a non-compete agreement, were estimated based on expected future cash flows discounted using an estimated weighted-average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships.

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2011 and 2010 presents the combined results of operations of the Company and the 2010 and 2011 acquisitions described above, as if the acquisitions had occurred at January 1, 2010.

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

	2011	2010
Net sales	$10,646.5	$10,711.5
Net earnings (loss) attributable to RR Donnelley common shareholders	(76.3)	137.1
Net earnings (loss) per share attributable to RR Donnelley common shareholders:
Basic	$(0.39)	$0.66

Diluted	$(0.39)	$0.65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The unaudited pro forma financial information for the years ended December 31, 2011 and 2010 included $113.2 million and $116.3 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information includes restructuring and impairment charges from operations of $579.5 million and $275.2 million for the years ended December 31, 2011 and 2010, respectively. Additionally, the pro forma adjustments affecting net earnings (loss) attributable to RR Donnelley common shareholders for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Depreciation and amortization of purchased assets, pre-tax	$(0.5)	$(6.0)
Acquisition-related expenses, pre-tax	1.5	40.5
Restructuring and impairment charges, pre-tax	88.3	(108.6)
Inventory fair value adjustments, pre-tax	3.6	(3.8)
Other pro forma adjustments, pre-tax	(7.1)	4.0
Income taxes	(34.5)	50.1

Note 3. Restructuring and Impairment

The Company recorded restructuring and impairment charges of $667.8 million, $157.9 million and $382.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The charges in 2011 included $392.3 million for the impairment of goodwill and $90.7 million of impairment primarily related to acquired customer relationship intangible assets. Additionally in 2011, the Company recorded restructuring charges of $76.7 million for employee termination costs, $59.6 million for other restructuring charges, of which $15.1 million related to multi-employer pension plan partial withdrawal charges primarily attributable to the closing of three manufacturing facilities within the U.S. Print and Related Services segment and the remaining amount related to lease termination and other facility closure costs, and $48.5 million of impairment charges for other long-lived assets. The charges in 2010 included $87.9 million for the impairment of goodwill and acquired customer relationship intangible assets. Additionally in 2010, the Company recorded restructuring charges of $35.9 million for employee termination costs, $29.5 million for other restructuring charges, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment and the remaining amount related to lease termination and other facility closure costs, and $4.6 million of impairment charges for other long-lived assets. The charges in 2009 included $128.5 million for the impairment of goodwill, as well as charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. Additionally in 2009, the Company recorded restructuring charges of $78.8 million for employee termination costs, other restructuring charges, including lease termination and other facility closure costs, of $32.1 million and $24.7 million of impairment charges for other long-lived assets.

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Restructuring and Impairment Costs Charged to Results of Operations

2011	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$49.2	$52.5	$101.7	$403.4	$505.1
International	24.2	7.0	31.2	125.8	157.0
Corporate	3.3	0.1	3.4	2.3	5.7

	$76.7	$59.6	$136.3	$531.5	$667.8

In the fourth quarter of 2011, as a result of the Company’s annual goodwill impairment test, the Company recorded non-cash charges of $170.4 million and $99.9 million to recognize the impairment of goodwill in the commercial and forms and labels reporting units, respectively, within the U.S. Print and Related Services segment, as well as non-cash charges of $62.2 million and $59.8 million to recognize the impairment of goodwill in the Canada and Latin America reporting units, respectively, within the International segment. These goodwill impairment charges resulted from reductions in the estimated fair value of the commercial, forms and labels, Canada and Latin America reporting units, based on lower expectations for future revenue, profitability and cash flows due to the continued impact of electronic substitution on demand for business forms and other products and continued price pressure. Because the fair values of these reporting units were below their carrying amounts, including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of these reporting units. The goodwill impairments were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets.

Additionally, during the fourth quarter of 2011, the Company recorded non-cash charges of $90.7 million primarily related to the impairment of acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment. The impairment of the acquired customer relationship intangible assets resulted from lower expectations for future revenue, profitability and cash flows due to the continued impact of electronic substitution on demand for business forms and continued price pressure. The impairment of the acquired customer relationship intangible assets was determined using Level 3 inputs and estimated based on cash flow analysis, which included estimates of customer attrition rates and management’s assumptions related to future revenues and profitability. After recording the impairment charge, the remaining customer relationship intangible asset in the forms and labels reporting unit was $12.2 million, related to the acquisition of Stratus on November 21, 2011.

For the year ended December 31, 2011, the Company also recorded net restructuring charges of $76.7 million for employee termination costs for 2,899 employees, of whom 2,790 were terminated as of December 31, 2011. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. These charges also related to the completed or announced closing of four books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. These actions included the reorganization of certain operations within the books and directories and the magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment. The restructuring activities also included the reorganization of certain operations within the Latin America and Europe reporting units within the International segment. Additionally, the Company incurred multi-employer pension plan partial withdrawal charges, lease termination and other restructuring charges of $59.6 million for the year ended December 31, 2011. The multi-employer pension plan partial withdrawal charges of $15.1 million are primarily attributable to the closing of three manufacturing facilities within the U.S. Print and Related Services segment. For the year ended December 31, 2011, the Company also recorded $48.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

million of impairment charges primarily related to land, buildings, machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the land, buildings, machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

2010	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$5.9	$24.0	$29.9	$64.1	$94.0
International	17.9	4.5	22.4	28.2	50.6
Corporate	12.1	1.0	13.1	0.2	13.3

	$35.9	$29.5	$65.4	$92.5	$157.9

In the fourth quarter of 2010, as a result of the Company’s annual impairment test, the Company recorded a non-cash charge of $61.0 million to reflect the impairment of goodwill in the forms and labels reporting unit within the U.S. Print and Related Services segment. The goodwill impairment charge of $61.0 million resulted from reductions in the estimated fair value of the forms and labels reporting unit, based on lower expectations for future revenue and cash flows due to the continued impacts of electronic substitution on forms demand and increasing price pressure. In addition, the lower fair value reflects higher estimated spending on information technology and capital equipment, in part to better position this reporting unit for increased growth in labels volume as forms’ demand continues to decline. Because the fair value of this reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of this reporting unit. The goodwill impairment was determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data, as well as management’s assumptions in valuing the significant tangible and intangible assets.

Additionally, during the third quarter of 2010, the Company recorded a non-cash charge of $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of the acquired customer relationship intangible assets primarily resulted from the termination of a customer contract and was determined using Level 3 inputs and estimated based on cash flow analysis and management’s assumptions related to future revenues and profitability of certain customers. After recording the impairment charge, remaining customer relationship intangible assets in the Global Turnkey Solutions reporting unit were $32.6 million and $43.0 million as of December 31, 2011 and 2010, respectively. For the year ended December 31, 2010, the Company recorded net restructuring charges of $35.9 million for employee termination costs for 1,458 employees, substantially all of whom were terminated as of December 31, 2011, associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the Financial Print reporting unit within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of one Latin America manufacturing facility, one business process outsourcing manufacturing facility and one Global Turnkey Solutions manufacturing facility within the International segment. Further, continuing charges resulting from the closing of two Global Turnkey Solutions manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within the magazine, catalog and retail insert and variable print reporting units and the closing of one Forms and Labels manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges of $29.5 million for the year ended December 31, 2010, of which $13.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment. The remaining charges included lease termination and other facility closure costs partially offset by gains on the sales of two previously closed facilities within both the International and U.S. Print and Related Services segment. Finally, for the year ended December 31, 2010, the Company recorded $4.6 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions.

2009	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$36.5	$19.2	$55.7	$108.1	$163.8
International	40.5	124.3	164.8	45.9	210.7
Corporate	2.4	5.8	8.2	—	8.2

	$79.4	$149.3	$228.7	$154.0	$382.7

In the fourth quarter of 2009, the Company recorded a non-cash charge of $128.5 million to reflect the impairment of goodwill, of which $93.8 million and $34.7 million are reflected in the U.S. Print and Related Services and International segments, respectively. The goodwill impairment charges of $93.8 million and $34.7 million resulted from reductions in the estimated fair value of the forms and labels and Canada reporting units, respectively, based on lower expectations for revenue due to declines in business and consumer spending and continued price pressure. Because the fair value of these reporting units was below their carrying amounts including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this impairment calculation, the Company estimated the fair value of the significant tangible and intangible long-lived assets of each reporting unit.

For the year ended December 31, 2009, the Company also recorded net restructuring and impairment charges, discounted for future cash payments, of $118.6 million for the termination of a significant long-term customer contract in the business process outsourcing reporting unit within the International segment, of which $117.2 million, $0.8 million and $0.6 million are reflected in other charges, impairment and employee terminations, respectively. In addition, for the year ended December 31, 2009, the Company recorded net restructuring charges of $78.8 million for employee termination costs for 4,043 employees, all of whom were terminated as of December 31, 2011, associated with actions resulting from the reorganization of certain operations. These actions included the closings of two magazine, catalog and retail insert manufacturing facilities, two book manufacturing facilities and one premedia facility within the U.S. Print and Related Services segment and the closing of two Global Turnkey Solutions manufacturing facilities, one business process outsourcing facility, one Latin America manufacturing facility and one European manufacturing facility within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $32.1 million for the year ended December 31, 2009. Finally, for the year ended December 31, 2009, the Company recorded $24.7 million of impairment charges primarily for machinery and equipment associated with the facility closings. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes, internal expertise related to the equipment and current marketplace conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the year ended December 31, 2011 was as follows:

	December 31, 2010	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2011
Employee terminations	$11.2	$76.7	$(0.5)	$(60.2)	$27.2
Multi-employer pension withdrawal obligations	13.6	15.1	—	(0.8)	27.9
Lease terminations and other	29.2	44.5	2.1	(43.2)	32.6

Total	$54.0	$136.3	$1.6	$(104.2)	$87.7

The current portion of restructuring reserves of $43.9 million was included in accrued liabilities at December 31, 2011, while the long-term portion of $43.8 million, primarily related to multi-employer pension plan partial withdrawal obligations and lease termination costs, was included in other noncurrent liabilities at December 31, 2011.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by December 2012 and payments on certain of the multi-employer pension plan partial withdrawal obligations are scheduled to continue until 2031.

As of December 31, 2011, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

Activity impacting the Company’s restructuring reserve for the year ended December 31, 2010 was as follows:

	December 31, 2009	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2010
Employee terminations	$20.4	$35.9	$—	$(45.1)	$11.2
Multi-employer pension withdrawal obligations	—	13.6	—	—	13.6
Lease terminations and other	120.5	15.9	5.8	(113.0)	29.2

Total	$140.9	$65.4	$5.8	$(158.1)	$54.0

The current portion of restructuring reserves of $28.4 million was included in accrued liabilities at December 31, 2010, while the long-term portion of $25.6 million, primarily related to multi-employer pension plan partial withdrawal obligations and lease termination costs, was included in other noncurrent liabilities at December 31, 2010.

As of December 31, 2010, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. In 2010, the Company paid $57.5 million and $38.3 million in January and December, respectively, related to the termination of a significant long-term customer contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2011 and 2010 were as follows:

	U.S. Print and Related Services	International	Total
Net book value at January 1, 2010
Goodwill	$2,977.6	$1,216.2	$4,193.8
Accumulated impairment losses	(878.2)	(982.3)	(1,860.5)

Total	2,099.4	233.9	2,333.3

Acquisitions	165.9	92.0	257.9
Foreign exchange and other adjustments	(1.8)	(1.6)	(3.4)
Impairment charge	(61.0)	—	(61.0)

Net book value at December 31, 2010
Goodwill	3,141.7	1,298.5	4,440.2
Accumulated impairment losses	(939.2)	(974.2)	(1,913.4)

Total	2,202.5	324.3	2,526.8

Acquisitions	118.3	—	118.3
Foreign exchange and other adjustments	(17.4)	(13.3)	(30.7)
Impairment charges	(270.3)	(122.0)	(392.3)

Net book value at December 31, 2011
Goodwill	3,242.6	1,278.4	4,521.0
Accumulated impairment losses	(1,209.5)	(1,089.4)	(2,298.9)

Total	$2,033.1	$189.0	$2,222.1

In the fourth quarters of 2011 and 2010, the Company recorded non-cash charges of $392.3 million and $61.0 million, respectively, to reflect impairment of goodwill. See Note 3 for further discussion regarding these impairment charges.

The components of other intangible assets at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks, licenses and agreements	$28.7	$(24.4)	$4.3	$25.7	$(23.0)	$2.7
Patents	98.3	(95.8)	2.5	98.3	(83.6)	14.7
Customer relationship intangibles	1,164.4	(613.6)	550.8	1,244.3	(519.8)	724.5
Trade names	23.9	(9.3)	14.6	22.7	(7.7)	15.0

Total amortizable purchased intangible assets	1,315.3	(743.1)	572.2	1,391.0	(634.1)	756.9
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total purchased intangible assets	$1,333.4	$(743.1)	$590.3	$1,409.1	$(634.1)	$775.0

In the fourth quarter of 2011, the Company recorded non-cash charges of $90.7 million to reflect the impairment of acquired customer relationship intangible assets and other intangible assets within the U.S. Print

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

and Related Services segment. In the third quarter of 2010, the Company recorded a non-cash charge of $26.9 million to reflect impairment of acquired customer relationship intangible assets in the International segment.

See Note 3 for further discussion regarding these impairment charges.

During the years ended December 31, 2011 and 2010, the Company recorded additions to other intangible assets of $19.9 million and $159.8 million, respectively. The components of other intangible assets added during 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Trademarks, licenses and agreements	$4.1	4.5	$—	—
Customer relationship intangibles	14.7	13.9	158.3	10.0
Trade names	1.1	3.5	1.5	1.5

Total additions	$19.9		$159.8

Amortization expense for other intangible assets was $112.2 million, $99.3 million and $99.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to other intangible assets as of December 31, 2011:

Amount
2012	$90.0
2013	86.9
2014	84.3
2015	76.8
2016	49.2
2017 and thereafter	185.0

Total	$572.2

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Balance, beginning of year	$71.0	$70.3	$80.5
Provisions charged to expense	18.8	22.8	19.7
Write-offs and other	(27.2)	(22.1)	(29.9)

Balance, end of year	$62.6	$71.0	$70.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 6. Inventories

The components of the Company’s inventories at December 31, 2011 and 2010 were as follows:

	2011	2010
Raw materials and manufacturing supplies	$218.0	$259.6
Work in process	171.2	184.3
Finished goods	218.1	204.7
LIFO reserve	(96.4)	(88.0)

Total	$510.9	$560.6

The Company recognized LIFO expense of $8.4 million and $10.2 million in 2011 and 2010, respectively, and a LIFO benefit of $17.6 million in 2009.

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2011 and 2010 were as follows:

	2011	2010
Land	$107.4	$111.4
Buildings	1,173.2	1,197.9
Machinery and equipment	6,054.4	6,098.8

	7,335.0	7,408.1
Less: Accumulated depreciation	(5,480.4)	(5,269.4)

Total	$1,854.6	$2,138.7

During the years ended December 31, 2011, 2010 and 2009, depreciation expense was $415.9 million, $424.6 million and $461.6 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $20.2 million and $6.5 million at December 31, 2011 and 2010, respectively. These assets were included in other current assets in the Consolidated Balance Sheets at December 31, 2011 and 2010 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 11 for the fair value of the Company’s pension and other postretirement plan assets as of December 31, 2011 and Note 14 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 31, 2011, 2010 and 2009 are summarized below:

2011	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$14.7	$68.8	$61.3
Long-lived assets held for sale or disposal	34.3	12.8	11.7
Goodwill	392.3	—	—
Other intangible assets	90.7	2.2	2.1

Total	$532.0	$83.8	$75.1

2010	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$2.2	$3.0	$2.7
Long-lived assets held for sale or disposal	2.2	3.6	3.5
Goodwill	61.0	102.7	102.7
Other intangible assets	26.9	—	—

Total	$92.3	$109.3	$108.9

2009	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$20.2	$4.0	$3.8
Long-lived assets held for sale or disposal	5.0	6.5	6.1
Goodwill	128.5	184.2	184.9

Total	$153.7	$194.7	$194.8

During the years ended December 31, 2011, 2010 and 2009, impairment charges of $14.7 million, $2.2 million and $20.2 million, respectively, were recognized on long-lived assets held and used. These assets had carrying amounts before the impairment charges of $83.5 million, $5.2 million and $24.2 million during the years ended December 31, 2011, 2010 and 2009, respectively, and were written down to fair values of $68.8 million, $3.0 million and $4.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2011, 2010 and 2009, impairment charges of $34.3 million, $2.2 million and $5.0 million, respectively, were recognized on long-lived assets held for sale or disposal. These assets had carrying amounts before the impairment charges of $47.1 million, $5.7 million and $11.1 million during the years ended December 31, 2011, 2010 and 2009, respectively, and were written down to fair values of $12.8 million, $3.6 million and $6.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. These fair values were reduced by estimated costs to sell of $0.1 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively. There were no costs to sell related to long-lived assets held for sale or disposal as of December 31, 2011.

The fair values of the long-lived assets held and used and long-lived assets held for sale or disposal were determined using Level 3 inputs and were estimated based on discussions with real estate brokers, review of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

During the year ended December 31, 2011, goodwill for the commercial, forms and labels, Canada and Latin America reporting units with carrying amounts of $170.4 million, $99.9 million, $62.2 million and $59.8 million, respectively, were written down to implied fair values of zero, resulting in a total impairment charge of $392.3 million. As of December 31, 2011, there was $7.4 million of goodwill remaining on the forms and labels reporting unit related to the acquisition of Stratus, which was acquired on November 21, 2011.

During the year ended December 31, 2010, goodwill for the forms and labels reporting unit with a carrying amount of $163.7 million was written down to an implied fair value of $102.7 million, resulting in an impairment charge of $61.0 million for the year.

During the year ended December 31, 2009, goodwill for the forms and labels and Canada reporting units with a carrying amount of $257.5 million and $55.3 million, respectively, was written down to implied fair values of $163.7 million and $20.6 million, respectively, resulting in impairment charges of $128.5 million for the year.

Determination of goodwill impairment was based on Level 3 inputs, which included discounted cash flow analyses, comparable marketplace fair value data, as well as management’s assumptions in valuing significant tangible and intangible assets. See Note 3 for further discussion on the factors leading to the recognition of the impairment.

During the year ended December 31, 2011, acquired customer relationship intangible assets, substantially all of which were related to the forms and labels reporting unit, with an aggregate carrying amount of $89.7 million, were written down to an implied fair value of zero, resulting in an impairment charge of $89.7 million. The remaining acquired customer relationship intangible asset in the forms and labels reporting unit as of December 31, 2011 was $12.2 million and related to the acquisition of Stratus on November 21, 2011. Additionally, other intangible assets for the financial print reporting unit with a carrying amount of $3.2 million were written down to an implied fair value of $2.2 million, resulting in an impairment charge of $1.0 million for the year. The determination of the impairment charges was based on Level 3 inputs, which included estimates based on cash flow analysis, customer attrition rates and management’s assumptions related to future revenues and profitability.

During the year ended December 31, 2010, acquired customer relationship intangible assets for the Global Turnkey Solutions reporting unit with a carrying amount of $26.9 million were written down to an implied fair value of zero, resulting in an impairment charge of $26.9 million for the year. The determination of the impairment was based on Level 3 inputs, which included cash flow analysis and management’s assumptions related to the future revenues and profitability of certain customers. After recording the impairment charge, remaining customer relationship intangible assets in the Global Turnkey Solutions reporting unit were $32.6 million and $43.0 million as of December 31, 2011 and 2010, respectively. See Note 3 for further discussion regarding the impairment charge.

See Note 13 for the fair value of the Company’s debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Employee-related liabilities	$285.8	$387.3
Deferred revenue	139.5	129.9
Restructuring liabilities	43.9	28.4
Other	347.8	356.6

Total accrued liabilities	$817.0	$902.2

Employee-related liabilities consist primarily of payroll, incentive compensation, sales commission, workers’ compensation and employee benefit accruals. Incentive compensation accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include income and other tax liabilities, interest expense accruals and miscellaneous operating accruals. The increase in restructuring liabilities was primarily due to employee terminations related to the closings of certain facilities and headcount reductions.

Note 10. Commitments and Contingencies

As of December 31, 2011, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $135.8 million. Of this total, approximately $41.9 million had been committed. In addition, as of December 31, 2011, the Company had a commitment of $27.2 million for severance payments related to employee restructuring activities. The Company also has contractual commitments of approximately $184.6 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. In addition, the Company has natural gas purchase commitments that are at fixed prices. As of December 31, 2011, the Company was committed to purchase $10.1 million of natural gas under these contracts.

Future minimum rental commitments under non-cancelable operating leases are as follows:

Year Ended December 31	Amount
2012	$124.1
2013	93.9
2014	72.7
2015	53.8
2016	39.6
2017 and thereafter	112.3

$496.4

The Company has non-cancelable operating lease commitments totaling $496.4 million extending through various periods to 2044. Rent expense was $152.7 million, $212.5 million and $215.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $39.8 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in eleven federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate nine other previously owned facilities and four other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs. The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s consolidated annual results of operations, financial position or cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Note 11. Retirement Plans

The Company sponsors various funded and unfunded retirement income plans for most of its employees in the U.S., Canada and certain other international locations. The Company also participates in various multi-employer pension plans in the U.S. and makes contributions pursuant to the terms of the applicable collective bargaining agreements. Benefits are generally based upon years of service and compensation. The retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations

On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. Beginning January 1, 2012, participants ceased earning additional benefits under the plans and no new participants will enter these plans. The plan freeze required a remeasurement of the plans’ assets and obligations as of November 2, 2011, which resulted in a non-cash curtailment gain of $38.7 million, which was recognized in the Consolidated Statement of Operations during the fourth quarter of 2011. The remeasurement of the plans’ assets and obligations also resulted in a reduction in the Company’s pension liability of $61.6 million. The remeasurement did not have a material effect on other components of net periodic pension expense for the year ended December 31, 2011.

In addition to the pension plans, the Company sponsors a 401(k) savings plan, which is a defined contribution retirement income plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Former employees are entitled to certain healthcare and life insurance benefits provided they have met certain eligibility requirements. Generally, the Company’s benefits eligible U.S. employees become eligible for healthcare benefits if they meet all of the following requirements at the time of termination: (a) have attained at least 55 or more points (full years of service and age combined), (b) are at least fifty years of age, (c) have at least two years of continuous, regular, full-time, benefits-eligible service and (d) have completed at least two or more years of continuous service with a participating employer, which ends on their termination date. Additional requirements need to be met in order to receive subsidized coverage. Certain of the plan expenses are paid through a tax-exempt trust. Some of the assets of the trust are invested in trust-owned life insurance policies covering certain current and former employees of the Company. The underlying assets of the policies are invested primarily in marketable equity, corporate fixed income and government securities.

On August 3, 2011, the Company announced the decision to convert its current prescription drug program for certain medicare-eligible retirees to a group-based Company sponsored Medicare Part D program, or Employer Group Waiver Program (“EGWP”), resulting from the adoption of the Patient Protection and Affordable Care Act. Beginning January 1, 2013, the EGWP subsidies provided to or for the benefit of this program will be used to reduce the Company’s net retiree medical and prescription drug costs until such net costs of the Company are eliminated, and any EGWP subsidies received in excess of the amount necessary to offset such net costs will be used to reduce the included group of retirees’ premiums. The Company accounted for this change as a plan amendment requiring remeasurement of plan assets and obligations, which resulted in the Company reducing its postretirement benefits liability by $81.5 million in the second quarter of 2011.

As noted above, the Company also maintains several pension and postretirement benefit plans in certain international locations. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

The pension and postretirement obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Prior to the plans’ freeze actuarial gains and losses were amortized using the corridor method over the average remaining service life of active plan participants. Following the plans’ freeze, actuarial gains and losses are amortized using the corridor method over the average remaining expected life of active plan participants.

The components of the net periodic benefit expense (income) and total expense (income) are as follows:

	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$86.6	$80.4	$70.1	$8.2	$12.2	$10.3
Interest cost	192.0	184.0	177.6	22.7	28.4	31.0
Expected return on plan assets	(266.4)	(258.7)	(256.2)	(14.8)	(15.5)	(15.5)
Amortization of prior service credit	(4.4)	(1.9)	(5.3)	(12.5)	(10.8)	(14.6)
Amortization of actuarial loss	50.1	29.7	8.9	0.1	1.3	(2.6)
Curtailments	(38.7)	(0.4)	—	—	—	—

Net periodic benefit expense (income)	19.2	33.1	(4.9)	3.7	15.6	8.6

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	5.5%	6.0%	6.8%	5.2%	5.7%	6.9%
Rate of compensation increase	4.0%	4.0%	4.0%	3.6%	4.0%	4.0%
Expected return on plan assets	8.4%	8.3%	8.3%	7.6%	7.6%	8.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides a reconciliation of the benefit obligation, plan assets and the funded status of the pension and postretirement plans as of December 31, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Benefit obligation at beginning of year	$3,583.1	$3,168.1	$490.3	$513.7
Service cost	86.6	80.4	8.2	12.2
Interest cost	192.0	184.0	22.7	28.4
Plan participants’ contributions	1.2	1.2	17.8	16.8
Medicare reimbursements	—	—	3.3	3.3
Acquisitions and other	—	167.2	—	1.2
Actuarial loss (gain)	306.4	133.8	(22.5)	(39.8)
Plan amendments	(0.5)	3.3	(72.4)	—
Curtailments and settlements	(61.6)	(0.4)	—	—
Foreign currency translation	(5.4)	4.3	(0.8)	1.8
Benefits paid	(178.2)	(158.8)	(43.5)	(47.3)

Benefit obligation at end of year	$3,923.6	$3,583.1	$403.1	$490.3

Fair value of plan assets at beginning of year	$3,029.6	$2,654.4	$191.9	$182.6
Actual return on assets	(44.4)	394.5	(4.7)	26.5
Acquisitions and other	—	98.0	—	—
Employer contributions	44.7	38.8	13.2	13.3
Plan participants’ contributions	1.2	1.2	17.8	16.8
Foreign currency translation	(3.3)	1.5	—	—
Benefits paid	(178.2)	(158.8)	(43.5)	(47.3)

Fair value of plan assets at end of year	$2,849.6	$3,029.6	$174.7	$191.9

Funded status at end of year	$(1,074.0)	$(553.5)	$(228.4)	$(298.4)

The accumulated benefit obligation for all defined benefit pension plans was $3,901.7 million and $3,512.9 million at December 31, 2011 and December 31, 2010, respectively.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2011 and 2010 were as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Prepaid pension cost (included in other noncurrent assets)	$9.5	$4.4	$—	$—
Accrued benefit cost (included in accrued liabilities)	(7.2)	(24.9)	(1.1)	(11.0)
Pension liability	(1,076.3)	(533.0)	—	—
Postretirement benefits	—	—	(227.3)	(287.4)

Net liability recognized in the consolidated balance sheets	$(1,074.0)	$(553.5)	$(228.4)	$(298.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2011 and 2010 were as follows:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$1,574.3	$1,069.4	$(9.1)	$(6.0)
Net transition obligation	0.2	0.3	—	—
Net prior service credit	—	(43.1)	(87.8)	(27.9)

Total	$1,574.5	$1,026.6	$(96.9)	$(33.9)

The amounts recognized in other comprehensive income (loss) in 2011 as components of net periodic benefit costs were as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$(109.7)	$(0.1)
Net prior service credit	43.5	12.5
Amounts arising during the period:
Net actuarial loss (gain)	616.0	(3.0)
Net prior service credit	(0.4)	(72.4)
Foreign currency gain	(1.5)	—

Total	$547.9	$(63.0)

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plans’ freeze, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs over the next year are shown below:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss (gain)	$30.2	$(0.1)
Net prior service credit	—	(19.7)

Total	$30.2	$(19.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following provides the weighted average assumptions used to determine the benefit obligation at the measurement date:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.9%	5.5%	4.8%	5.2%
Rate of compensation increase	0.9%	4.0%	3.6%	3.5%
Health care cost trend:
Current
Pre-Age 65	—	—	7.0%	7.8%
Post-Age 65	—	—	7.0%	7.8%
Ultimate	—	—	5.9%	6.0%

Summary of under-funded or unfunded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2011 and 2010:

	Pension Benefits
	2011	2010
Projected benefit obligation	$3,906.7	$3,561.9
Fair value of plan assets	2,823.2	3,004.0

Summary of pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	2011	2010
Accumulated benefit obligation	$3,881.6	$3,490.2
Fair value of plan assets	2,818.7	3,001.8

The current health care cost trend rate gradually declines through 2019 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1.0% Increase	1.0% Decrease
Postretirement benefit obligation	$5.2	$(4.9)
Total postretirement service and interest cost components	0.5	(0.5)

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Company expects to make cash contributions of approximately $216.1 million to its pension plans and approximately $4.7 million to its postretirement plans in 2012, and additional non-required contributions could be made. The Company cannot currently estimate the amount of pension plan contributions that will be required in 2013 and future years.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and eligible for the federal subsidy. During the years ended December 31, 2011 and 2010, the Company received approximately $3.3 million in subsidies. The Company will no longer receive certain of these subsidies once the EGWP subsidies become effective on January 1, 2013. Cash flow from the subsidies is expected to be approximately $1.5 million in 2012.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Medicare Subsidy Reimbursements
2012	$180.9	$32.8	$1.5
2013	185.4	31.4	—
2014	188.6	31.2	—
2015	193.1	30.9	—
2016	198.9	30.8	—
2017-2021	1,131.7	145.3	—

Plan Assets

The Company employs a total return investment approach for its pension and postretirement benefit plans, whereby a mix of equities, fixed income and alternative investments is used to maximize the long-term return of pension and postretirement plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity, fixed income and alternative investments. Furthermore, equity investments are diversified across geography, market capitalization and investment style through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Fixed income investments include holdings of corporate bonds, government bonds and asset-backed securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The prospective target asset allocation percentage for both the pension and postretirement plans is approximately 75% for equity and other securities and approximately 25% for fixed income.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2011 and 2010:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets were classified as Level 1.

Equity—The values of individual equity securities were based on quoted prices in active markets. As such, these assets are classified as Level 1. Additionally, the Company invests in certain equity funds that are valued at calculated net asset value per share (“NAV”), but are not quoted on active markets. As such, these assets were classified as Level 2. Additionally, this category includes underlying securities in trust owned life insurance policies which are invested in certain equity securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

Fixed income—Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. These valuation models involve utilizing dealer quotes, analyzing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2. The Company also invests in certain fixed income funds that were priced on active markets and were classified as Level 1. Additionally, this category includes underlying securities in trust owned life insurance policies which are invested in certain fixed income securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

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

The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts. The Company invests in various assets in which valuation is determined by NAV. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

The fair values of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category were as follows:

	December 31, 2011				December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$65.2	$43.4	$21.8	$—	$13.4	$13.4	$—	$—
Equity	1,857.0	1,604.4	252.6	—	2,065.0	1,683.3	381.7	—
Fixed income	779.1	214.8	564.3	—	841.6	213.7	627.9	—
Derivatives and other	6.9	3.6	3.3	—	5.3	2.1	3.2	—
Real estate	111.3	7.1	104.2	—	88.8	6.9	81.9	—
Private equity	30.1	—	—	30.1	15.5	—	—	15.5

Total	$2,849.6	$1,873.3	$946.2	$30.1	$3,029.6	$1,919.4	$1,094.7	$15.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2011 and 2010, by asset category were as follows:

	December 31, 2011				December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$17.7	$—	$17.7	$—	$4.1	$4.1	$—	$—
Equity	114.3	—	114.3	—	149.4	12.4	137.0	—
Fixed income	42.7	—	42.7	—	38.2	—	38.2	—
Derivatives and other	—	—	—	—	0.2	0.2	—	—

Total	$174.7	$—	$174.7	$—	$191.9	$16.7	$175.2	$—

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets:

Private Equity
Balance at January 1, 2010	$6.9
Unrealized losses—net	(0.3)
Purchases, sales and settlements	8.9

Balance at December 31, 2010	$15.5

Unrealized gains—net	3.2
Purchases, sales and settlements	11.4

Balance at December 31, 2011	$30.1

Employee 401(k) Savings Plan—The Company maintains a savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are eligible for this plan. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company has historically matched a percentage of a participating employee’s before-tax contributions, although the Company suspended its 401(k) match for 2009, 2010 and 2011. As of January 1, 2012, the Company reinstituted a 401(k) match for most U.S. employees, which matches 40% of contributions on up to 6% of eligible compensation on a pay period basis. The cost of the match will be determined by the level of eligible employee before-tax contributions and Roth 401(k) contributions made to the plan. The related expense will be recognized as incurred.

Multi-Employer Pension Plans—The Company contributes to six multi-employer pension plans in which employees across several facilities within the U.S. Print and Related Services segment do or did participate. The risk of participating in these multi-employer pension plans differs significantly from the risk associated with the Company-sponsored defined benefit plans. These plans receive contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan.

The Company is required to make contributions to these plans as determined by the terms and conditions of collective bargaining agreements and plan terms. For the years ended December 31, 2011, 2010 and 2009, the Company made regular contributions of $1.7 million, $1.7 million and $1.9 million, respectively, to these multi-employer pension plans. The Company cannot currently estimate the amount of multi-employer pension plan contributions that will be required in 2012 and future years, but these contributions could significantly increase due to other employers’ withdrawals, changes in the funded status of the plans or changes in the Company’s workforce. The Company’s contributions for 2011, 2010, and 2009 represented more than 5.0% of total contributions for three of the multi-employer pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

In addition, the Company is exposed to significant risks and uncertainties arising from its participation in these plans. For the year ended December 31, 2011, the Company recorded charges of $15.1 million relating to the complete or partial withdrawal from certain multi-employer pension plans primarily resulting from the closure of three manufacturing facilities. These charges were recorded as restructuring and impairment charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. For the year ended December 31, 2010, the Company recorded charges of $13.6 million relating to the partial withdrawal from certain multi-employer pension plans resulting from the closure of two manufacturing facilities. There were no charges due to partial or complete withdrawal liabilities for the year ended December 31, 2009. As of December 31, 2011, the Company has completely withdrawn from two multi-employer pension plans and has partially withdrawn from three other plans. While it is not possible to quantify the potential impact of future actions, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

The Company’s participation in multi-employer pension plans is subject to collective bargaining agreements with expiration dates ranging from March 31, 2011 (contract renewal negotiations are ongoing) to December 31, 2013. All six plans to which the Company contributes are estimated to be underfunded as of December 31, 2011, with five plans having a Pension Protection Act zone status of red and one having a zone status of yellow. All six plans have rehabilitation plans in place. A zone status of red identifies plans that are under 65.0% funded, with a short-term credit balance deficiency. A zone status of yellow identifies plans that are less than 80.0% funded. All six of the plans have imposed surcharges due to their critical funding status. Surcharges are imposed by a multi-employer pension plan when the plan reaches critical status, as defined under the Pension Protection Act and such surcharges are based on a percentage of required contributions for each plan year.

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from operations before income taxes for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
U.S.	$(274.5)	$171.0	$123.9
Foreign	37.1	152.0	(30.8)

Total	$(237.4)	$323.0	$93.1

The components of income tax expense (benefit) from operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Federal:
Current	$(10.1)	$100.1	$95.0
Deferred	(82.1)	(1.7)	(35.5)
State:
Current	(19.5)	(1.2)	21.1
Deferred	(21.5)	(10.3)	(2.5)
Foreign:
Current	36.3	41.6	52.5
Deferred	(19.4)	(22.6)	(16.1)

Total	$(116.3)	$105.9	$114.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Adjustment of uncertain tax positions	30.2	(3.1)	6.5
Foreign tax rate differential	15.5	(4.8)	(51.7)
Adjustment of interest on uncertain tax positions	10.1	0.6	(4.7)
Domestic manufacturing deduction	2.2	(2.6)	(7.1)
Acquisition-related expenses	(0.1)	1.2	—
Change in valuation allowances	(1.0)	(4.4)	27.6
State and local income taxes, net of U.S. federal income tax benefit	(1.6)	(0.2)	10.2
Restructuring and impairment charges	(39.5)	8.3	91.6
International reorganization	—	—	16.9
Enactment of Health Care Reform Act	—	1.0	—
Other	(1.8)	1.8	(1.3)

Effective income tax rate	49.0%	32.8%	123.0%

Included in 2011 is a benefit of $74.8 million reflecting the expiration of U.S. federal statutes of limitations for certain years.

Included in 2010 is a benefit of $19.3 million reflecting the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit.

Included in 2009 is an expense of $15.6 million relating to the reorganization of certain entities within the International segment.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Pensions and postretirement	$489.3	$311.8
Net operating loss and other tax carryforwards	339.3	306.2
Accrued liabilities	178.5	174.2
Other	81.8	101.5

Total deferred tax assets	1,088.9	893.7
Valuation allowance	(273.2)	(259.5)

Net deferred tax assets	$815.7	$634.2

Deferred tax liabilities:
Accelerated depreciation	$(257.7)	$(275.0)
Intangible assets	(212.5)	(335.3)
Other	(69.6)	(74.9)

Total deferred tax liabilities	(539.8)	(685.2)

Net deferred tax assets (liabilities)	$275.9	$(51.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowance on deferred tax assets during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Balance, beginning of year	$259.5	$277.5	$224.7
Current year expense (benefit)	2.4	(9.6)	69.0
Write-offs	(1.8)	(9.4)	(29.8)
Foreign exchange and other	13.1	1.0	13.6

Balance, end of year	$273.2	$259.5	$277.5

As of December 31, 2011, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $75.1 million and $264.2 million, respectively ($26.1 million and $280.1 million, respectively, at December 31, 2010), of which $179.6 million expires between 2012 and 2021. Limitations on the utilization of these tax assets may apply. The Company has provided a valuation allowance to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $3.0 million as of December 31, 2011, related to certain foreign earnings which are not considered to be permanently reinvested. Determination of the amount of unrecognized U.S. income tax liabilities with respect to certain foreign earnings which have been reinvested abroad is not practical.

Cash payments for income taxes were $106.5 million, $181.1 million and $198.9 million in 2011, 2010 and 2009, respectively. Cash refunds for income taxes were $11.2 million, $52.0 million and $164.1 million in 2011, 2010 and 2009, respectively.

The Company’s income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the exercise of employee stock options and the vesting of restricted stock units. A component of the income tax benefit, calculated as the tax effect of the difference between the fair market value at the time stock options are exercised or restricted stock units vest and the grant date fair market value, is credited directly to RR Donnelley shareholders’ equity. For the years ended December 31, 2011 and 2010, $3.6 million and $1.1 million, respectively, of such benefits were recognized in RR Donnelley shareholders’ equity. There were no tax benefits on stock option exercises or restricted stock unit vestings for the year ended December 31, 2009.

For the year ended December 31, 2011, the changes in other comprehensive income were net of tax benefits of $182.8 million related to the change in funded status for pension and postretirement plans and the adjustment for net periodic pension and postretirement benefit costs, as well as tax provisions of $0.4 million related to the change in the fair value of derivatives. For the year ended December 31, 2010, the changes in other comprehensive income were net of tax provisions of $26.6 million related to the change in funded status for pension and postretirement plans and the adjustment for net periodic pension and postretirement benefit costs and $0.3 million related to the change in the fair value of derivatives. For the year ended December 31, 2009, the changes in other comprehensive income were net of tax benefits of $36.2 million related to the change in funded status for pension and postretirement plans and related to the adjustment for net periodic pension and postretirement benefit cost and net of tax provisions of $1.5 million related to changes in the fair value of derivatives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Balance at beginning of year	$157.1	$176.4	$162.9
Additions for tax positions of the current year	6.1	10.2	19.2
Additions for tax positions of prior years	6.0	9.5	2.4
Reductions for tax positions of prior years	(26.9)	(18.1)	(3.5)
Settlements during the year	(3.3)	(9.6)	(1.5)
Lapses of applicable statutes of limitations	(62.3)	(13.6)	(7.3)
Foreign exchange and other	(0.3)	2.3	4.2

Balance at end of year	$76.4	$157.1	$176.4

As of December 31, 2011, 2010 and 2009, the Company had $76.4 million, $157.1 million and $176.4 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $53.4 million as of December 31, 2011, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2011, it is reasonably possible that the total amounts of unrecognized tax benefits will decrease within twelve months by as much as $43.2 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal and state tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, was a benefit of $24.0 million due to the reversal of interest accrued on previously unrecognized tax benefits that were recognized during the year. For the years ended December 31, 2010 and 2009, the Company recognized total interest expense, net of tax benefits, related to tax uncertainties of $1.9 million and $6.2 million, respectively. A benefit of $2.5 million was recognized for the year ended December 31, 2011 from the reversal of accrued penalties. Provisions for penalties of $0.9 million and $0.7 million were recognized for the years ended December 31, 2010 and 2009, respectively. Accrued interest of $13.4 million and $52.5 million related to income tax uncertainties were reported as a component of other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. Accrued penalties of $3.9 million and $6.7 million related to income tax uncertainties were reported in other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.

The Company has tax years from 2003 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country. The Company’s most significant tax holiday agreements expired in 2011. The aggregate effect on income tax expense in 2011, 2010 and 2009, as a result of these agreements, was approximately $7.9 million, $8.1 million and $10.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 13. Debt

The Company’s debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Credit facility borrowings	$65.0	$120.0
5.625% senior notes due January 15, 2012	158.6	158.6
4.95% senior notes due April 1, 2014	599.5	599.2
5.50% senior notes due May 15, 2015	399.8	499.6
8.60% senior notes due August 15, 2016	346.8	346.0
6.125% senior notes due January 15, 2017	522.9	622.0
7.25% senior notes due May 15, 2018	600.0	—
11.25% senior notes due February 1, 2019(a)	172.2	400.0
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.3	199.3
8.820% debentures due April 15, 2031	69.0	68.9
Other(b)	46.5	35.5

Total debt	3,660.5	3,530.0
Less: current portion	(243.7)	(131.4)

Long-term debt	$3,416.8	$3,398.6

(a)	On May 17, 2011, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75%, as a result of downgrades in the ratings of the notes by the rating agencies.

(b)	Other includes the fair value adjustment to the Company’s 4.95% senior notes due April 1, 2014 related to the Company’s fair value hedges, capital leases and other miscellaneous debt obligations.

The fair values of the senior notes and debentures, which were based upon interest rates available to the Company for borrowings with similar teams and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was less than its book value by approximately $80.1 million and greater than its book value by approximately $259.3 million at December 31, 2011 and 2010, respectively.

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase an initial $216.2 million of the 11.25% senior notes due February 1, 2019, $100 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Company’s unsecured and committed revolving credit agreement (the “Credit Agreement”). On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019. The repurchases resulted in pre-tax losses on debt extinguishment of $69.9 million for the year ended December 31, 2011.

On December 17, 2010, the Company entered into a $1.75 billion Credit Agreement which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending financial institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing that will be calculated according to a base Eurocurrency rate plus an applicable margin. The Company will pay annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement replaced the Company’s previous $2.0 billion unsecured and committed revolving credit facility (the “previous Facility”). All amounts outstanding under the previous Facility were repaid with borrowings under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Credit Agreement. The Credit Agreement will be used for general corporate purposes, including letters of credit and as a backstop for the Company’s commercial paper program. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations, or dispose of assets. The financial covenants require a minimum interest coverage ratio and maximum leverage ratio.

On June 21, 2010, the Company issued $400.0 million of 7.625% senior notes due June 15, 2020. Interest on the notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2010. The net proceeds from the offering were used to repay borrowings under the previous Facility and for general corporate purposes.

As of December 31, 2011, the Company had $65.0 million of borrowings outstanding under the Credit Agreement. The weighted average interest rate on borrowings under the Credit Agreement during the years ended December 31, 2011 and 2010 was 2.08% and 1.27% per annum, respectively.

Additionally, the Company had $151.8 million in credit facilities (the “Foreign Facilities”) at its foreign locations, most of which are uncommitted. As of December 31, 2011 and 2010, total borrowings under the Credit Agreement, the previous Facility and the Foreign Facilities (the “Combined Facilities”) were $82.2 million and $129.1 million, respectively. As of December 31, 2011, the Company had $60.9 million in outstanding letters of credit. At December 31, 2011, approximately $1.8 billion was available under the Company’s Combined Facilities, of which the Company may borrow approximately $1.4 billion, as borrowings above $1.4 billion would cause the Company to violate certain debt covenants in the Credit Agreement.

The Company was in compliance with its debt covenants as of December 31, 2011, and is expected to remain in compliance based on management’s estimates of operating and financial results for 2012 and the foreseeable future.

At December, 31, 2011, the future maturities of debt, including capitalized leases, consisted of the following:

Amount
2012	$243.7
2013	0.9
2014	600.9
2015	404.0
2016	350.6
2017 and thereafter	2,047.4

Total	$3,647.5

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2011	2010	2009
Interest incurred	$259.8	$233.3	$246.6
Less: interest income	(13.6)	(9.1)	(9.9)
Less: interest capitalized as property, plant and equipment	(2.9)	(1.6)	(2.1)

Interest expense, net	$243.3	$222.6	$234.6

Interest paid net of interest received from the Company’s fair value hedges was $252.2 million, $235.2 million and $226.5 million in 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 14. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities in the Consolidated Balance Sheets at their respective fair values. Unrealized gains and losses related to derivatives are recorded in other comprehensive income (loss), net of applicable income taxes, or in the Consolidated Statements of Operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the Consolidated Statements of Operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is recognized currently in the Consolidated Statements of Operations.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at December 31, 2011 and 2010 was $78.3 million and $100.9 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

At December 31, 2011 and 2010, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Consolidated Balance Sheets in which the fair value amounts are included were as follows:

	2011	2010
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.3	$0.5
Accrued liabilities	0.3	0.3
Derivatives designated as fair value hedges
Other noncurrent assets	$19.9	$16.8

The pre-tax losses related to derivatives not designated as hedges recognized in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Classification of Loss Recognized in the Consolidated Statements of Operations	2011	2010	2009
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(4.7)	$(2.5)	$(13.7)

Total loss recognized in the consolidated statements of operations	Selling, general and administrative expenses	$(4.7)	$(2.5)	$(13.7)

For derivatives designated as fair value hedges, the pre-tax gains (losses) related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain on the related interest rate swaps for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Classification of Gain (Loss) Recognized in the Consolidated Statements of Operations	2011	2010	2009
Fair Value Hedges
Interest rate swaps	Investment and other income (expense)—net	$3.1	$16.8	$—
Hedged items	Investment and other income (expense)—net	(1.9)	(14.7)	—

Total gain recognized as ineffectiveness in the consolidated statements of operations	Investment and other income (expense)—net	$1.2	$2.1	$—

The Company also recognized a net reduction to interest expense of $9.9 million and $6.8 million for the years ended December 31, 2011 and 2010, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The pre-tax losses related to derivatives designated as cash flow hedges for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Gain (Loss) Recognized in OCI (Effective Portion)			Classification of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)			Classification of Loss Recognized in Income (Ineffective Portion)	Loss Recognized in Income (Ineffective Portion)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Cash Flow Hedges
Interest rate lock	$—	$—	$—	Interest expense—net	$(0.6)	$(0.6)	$(1.1)	Loss on debt extinguishment	$(0.5)	$—	$(2.7)

Terminated Derivatives

In May 2005, the Company terminated its interest rate lock agreements which were designated as cash flow hedges and used to hedge against fluctuations in interest rates. This termination resulted in a loss of $12.9 million recorded in accumulated other comprehensive loss, which was being recognized in interest expense over the term of the hedged forecasted interest payments. On June 15, 2011, the Company purchased $100 million of the 5.50% senior notes due May 15, 2015 which were hedged as part of the interest rate lock agreements. Pre-tax losses of $0.5 million were reclassified from accumulated other comprehensive loss to loss on debt extinguishment in the Consolidated Statement of Operations as a result of the change in expected forecasted interest payments. In addition, during the third quarter of 2009, the Company repurchased $174.2 million of the 4.95% senior notes due May 15, 2010 which were also hedged as part of the interest rate lock agreements. Pre-tax losses of $2.7 million were reclassified from accumulated other comprehensive loss to loss on debt extinguishment in the Consolidated Statement of Operations as a result of the change in expected forecasted interest payments. At December 31, 2011, a balance of $1.1 million remained in accumulated other comprehensive loss, of which $0.3 million is expected to be reclassified to the Consolidated Statement of Operations in 2012.

Note 15. Earnings per Share

	2011	2010	2009
Numerator:
Net earnings (loss) attributable to RR Donnelley common shareholders	$(122.6)	$221.7	$(27.3)
Denominator:
Weighted average number of common shares outstanding	193.8	206.4	205.2
Dilutive options and awards(a)	—	3.3	—

Diluted weighted average number of common shares outstanding	193.8	209.7	205.2

Net earnings (loss) per share attributable to RR Donnelley common shareholders:
Basic	$(0.63)	$1.07	$(0.13)

Diluted	$(0.63)	$1.06	$(0.13)

Cash dividends paid per common share	$1.04	$1.04	$1.04

(a)

Diluted options and awards take into consideration the dilution of certain unvested restricted stock awards, performance awards and unexercised stock option awards. For the years ended December 31, 2011, 2010 and 2009, restricted stock units of 5.0 million, 2.7 million and 5.5 million, respectively, were excluded as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

their effect would be anti-dilutive. For the year ended December 31, 2011, performance stock units of 0.2 million were excluded as their effect would be anti-dilutive. For the years ended December 31, 2011, 2010 and 2009, options to purchase 4.0 million shares, 3.6 million shares and 4.2 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion.

As part of the share repurchase program, on May 5, 2011, the Company entered into an accelerated share repurchase agreement (“ASR”) with an investment bank under which the Company agreed to repurchase $500.0 million of its common stock. On May 10, 2011, the Company paid the $500.0 million purchase price and received an initial delivery of 19.9 million shares from the investment bank. The shares delivered were subject to a 20%, or $100.0 million holdback, which resulted in the Company receiving an additional 9.3 million shares on November 17, 2011. The additional shares received were calculated based upon the $17.13 volume weighted average price of the Company’s common stock over an averaging period, subject to a discount agreed upon with the investment bank. The averaging period ended on November 14, 2011.

The ASR was originally accounted for as a stock purchase transaction and a forward stock purchase contract, which was classified as an equity instrument. Both the initial and final delivery of shares resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR.

During the years ended December 31, 2010 and 2009, no shares of common stock were purchased by the Company in the open market.

Note 16. Stock and Incentive Programs for Employees

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance stock units. The Company estimates the fair value of share-based awards on the date of grant. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards and stock options. The Company estimated the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $28.3 million, $28.6 million and $24.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The income tax benefit related to share-based compensation expense was $11.0 million, $11.2 million and $9.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, $31.2 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

a weighted-average period of 2.2 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2011 does not consider the effect of share-based awards that may be issued in subsequent periods.

Share-Based Compensation Plans

The Company has one share-based compensation plan under which it may grant future awards, as described below, and five terminated or expired share-based compensation plans under which awards remain outstanding.

The 2004 Performance Incentive Plan (the “2004 PIP”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2004 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There were 17 million shares of common stock reserved and authorized for issuance under the 2004 PIP, as amended on May 28, 2008. At December 31, 2011, there were 2.3 million shares of common stock authorized and available for grant under the 2004 PIP.

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

For all of the Company’s stock options outstanding at December 31, 2011, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier, while options granted between November 2004 and December 2006 expire five years from the date of grant.

The rights granted to the recipient of restricted stock unit awards generally accrue ratably over the restriction or vesting period, which is generally four years or less, except the restricted stock units awarded in March 2008, that vest 100% on the fourth anniversary of the grant. Restricted stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company records compensation expense of restricted stock unit awards based on the fair market value of the awards at the date of grant ratably over the period during which the restrictions lapse. Dividends are not paid to restricted stock unit holders.

The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. Director restricted stock units granted after January 2009 vest ratably over three years from the date of grant with the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. Awards granted between January 2008 and January 2009 vest ratably over three years from the date of grant and were amended in May 2009 to provide the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. For awards granted prior to January 2008, one-third of the restricted stock units vested on the third anniversary of the grant date, and the remaining two-thirds of the restricted stock units vested upon termination of the holder’s service on the Board of Directors; the holder could also elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the Board of Directors. In the event of termination of service on the Board of Directors prior to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

vesting date, all restricted stock units will vest. All awards granted prior to December 31, 2007 are payable in shares of common stock or cash. In 2009, the option to have awards paid in cash was removed for awards granted in 2008 and future years. Awards that may be paid in cash are classified as liability awards due to their expected settlement in cash, and are included in accrued liabilities in the Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period. Awards payable only in shares are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the fair market value of the awards at the date of grant. Dividend equivalents are accrued for shares awarded to the Board of Directors and paid in the form of cash.

The Company has granted performance share unit awards to certain executive officers. Distributions under these awards are payable at the end of the performance period (December 31, 2013) in common stock or cash, at the Company’s discretion. The number of share units awarded can range from zero to 100%, depending on achievement of a targeted performance metric. These awards are subject to forfeiture upon termination by the Company under certain circumstances prior to vesting. The Company expenses the cost of the performance share unit awards based on the fair market value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.

Stock Options

The Company granted 200,000, 540,000 and 1,520,468 stock options during the years ended December 31, 2011, 2010 and 2009, respectively. The fair market value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options was determined using the following assumptions:

	2011	2010	2009
Expected volatility	36.69%	35.61%	29.67%
Risk-free interest rate	2.54%	2.75%	2.27%
Expected life (years)	6.25	6.25	6.25
Expected dividend yield	4.57%	4.19%	3.63%

The grant date fair market value of options granted was $4.39, $4.81 and $1.47 for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table is a summary of the Company’s 2011 stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2010	4,155	$20.80	6.3	$14.4
Granted	200	18.62	9.2
Exercised	(110)	9.37
Cancelled/forfeited/expired	(250)	23.91

Outstanding at December 31, 2011	3,995	20.75	5.9	9.5

Vested and expected to vest at December 31, 2011	3,995	20.75	5.9	9.5
Exercisable at December 31, 2011	645	$7.09	7.2	$4.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2011 and 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2011 and 2010 was $1.0 million and $3.0 million, respectively.

Compensation expense related to stock options for the years ended December 31, 2011, 2010 and 2009 was $2.7 million, $3.1 million and $2.4 million, respectively. As of December 31, 2011, $2.9 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.1 years.

Cash received from the option exercises as of and for the year ended December 31, 2011, 2010 and 2009 was $1.0 million, $2.4 million and $1.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.4 million, $1.1 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Excess tax benefits on stock option exercises, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $0.3 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively. There were no excess tax benefits on stock option exercises for the year ended December 31, 2009.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2011 and 2010, and changes during the year ended December 31, 2011 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	5,430	$12.96
Granted	1,524	16.37
Vested	(1,858)	12.93
Forfeited	(107)	15.78

Nonvested at December 31, 2011	4,989	$13.94

Compensation expense related to restricted stock units was $24.4 million, $25.5 million and $21.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $25.9 million of unrecognized share-based compensation expense related to approximately 4.6 million restricted stock unit awards, with a weighted-average grant date fair value of $13.80, that are expected to vest over a weighted-average period of 1.7 years.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $5.7 million and $6.0 million for the years ended December 31, 2011 and 2010, respectively. There were no excess tax benefits on restricted stock units that vested for the year ended December 31, 2009.

Performance Share Unit Awards

During the year ended December 31, 2011, a total of 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

three years ending December 31, 2013. Distributions under these awards are payable at the end of the performance period, which is January 1, 2011 through December 31, 2013, in common stock or cash, at the Company’s discretion. The total potential payouts range from 117,500 shares to 235,000 shares should certain performance targets be achieved. The grant date fair market value of the awards granted was $15.54 for the year ended December 31, 2011. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. No performance share unit awards were granted during the years ended December 31, 2010 and 2009.

Compensation expense for the awards granted in 2011 is currently being recognized based on an estimated payout of 235,000 shares. Compensation expense related to performance share unit awards for the year ended December 31, 2011 was $1.2 million. There was no compensation expense recognized related to performance share unit awards for the years ended December 31, 2010 and 2009. As of December 31, 2011, there was $2.4 million of unrecognized share-based compensation expense related to performance share unit awards, which is expected to be recognized over a period of 2.0 years.

Board of Directors Liability Awards

At December 31, 2011, 2010 and 2009, approximately 147,263, 145,459 and 158,633, respectively, restricted stock units issued to directors were outstanding for liability awards. For the years ended December 31, 2011, 2010 and 2009, the compensation expense recorded for these awards was less than $0.1 million, $0.4 million and $0.9 million, respectively. The Board of Directors equity awards are included above in the section “Restricted Stock Units.”

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. On May 3, 2011, the Company’s Board of Directors approved a new share repurchase program, authorizing the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. During the year ended December 31, 2011, the Company purchased 29.2 million shares of its common stock at a total cost of $500.0 million under the ASR (see Note 15) entered into on May 5, 2011. No shares were repurchased for the years ended December 31, 2010 and 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 18. Segment Information

The Company operates primarily in the printing industry, with related products and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s reportable segments reflect the management reporting structure of the organization and the manner in which the chief operating decision-maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company’s segments and their products and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, statement printing, premedia and logistics services.

The U.S. Print and Related Services segment accounted for approximately 74% of the Company’s consolidated net sales in 2011.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s products and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The International segment accounted for approximately 26% of the Company’s consolidated net sales in 2011.

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

	Total Sales	Intersegment Sales	Net Sales	Income (loss) from operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2011
U.S. Print and Related Services	$7,887.2	$(40.7)	$7,846.5	$232.9	$5,692.0	$389.2	$104.7
International	2,833.6	(69.1)	2,764.5	35.4	2,310.1	120.2	90.6

Total operating segments	10,720.8	(109.8)	10,611.0	268.3	8,002.1	509.4	195.3
Corporate(1)	—	—	—	(203.1)	279.6	40.5	55.6

Total operations	$10,720.8	$(109.8)	$10,611.0	$65.2	$8,281.7	$549.9	$250.9

Year ended December 31, 2010
U.S. Print and Related Services	$7,558.7	$(26.5)	$7,532.2	$638.9	$6,495.7	$391.8	$99.2
International	2,538.6	(51.9)	2,486.7	149.5	2,460.9	115.2	88.4

Total operating segments	10,097.3	(78.4)	10,018.9	788.4	8,956.6	507.0	187.6
Corporate(1)	—	—	—	(232.9)	126.6	32.2	41.8

Total operations	$10,097.3	$(78.4)	$10,018.9	$555.5	$9,083.2	$539.2	$229.4

Year ended December 31, 2009
U.S. Print and Related Services	$7,464.5	$(27.5)	$7,437.0	$489.2	$6,317.5	$422.2	$101.4
International	2,477.1	(56.7)	2,420.4	(36.0)	2,221.8	122.6	60.9

Total operating segments	9,941.6	(84.2)	9,857.4	453.2	8,539.3	544.8	162.3
Corporate(1)	—	—	—	(108.9)	208.3	34.2	32.7

Total operations	$9,941.6	$(84.2)	$9,857.4	$344.3	$8,747.6	$579.0	$195.0

(1)	Corporate assets consist primarily of the following items at December 31, 2011: current and deferred income tax assets net of valuation allowances of $201.1 million, property, plant and equipment of $73.0 million and deferred compensation plan assets of $50.6 million, partially offset by LIFO reserves of $96.4 million; December 31, 2010: property, plant and equipment of $64.6 million and deferred compensation plan assets of $46.5 million; and December 31, 2009: property, plant and equipment of $65.4 million and deferred compensation plan assets of $50.0 million.

Restructuring and impairment charges by segment for 2011, 2010 and 2009 are described in Note 3.

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

	U.S.	Europe	Asia	Other	Combined
2011
Net sales	$8,073.1	$1,067.6	$668.0	$802.3	$10,611.0
Long-lived assets(1)	1,902.7	207.3	164.2	226.5	2,500.7
2010
Net sales	$7,761.6	$970.3	$600.1	$686.9	$10,018.9
Long-lived assets(1)	2,014.2	218.5	172.6	208.8	2,614.1
2009
Net sales	$7,647.1	$1,063.9	$470.5	$675.9	$9,857.4
Long-lived assets(1)	2,079.9	282.0	169.0	175.1	2,706.0

(1)	Includes net property, plant and equipment, noncurrent deferred tax assets and other noncurrent assets.

Products and services	2011 Net Sales	2010 Net Sales	2009 Net Sales
Magazines, catalogs and retail inserts(1)	$2,468.4	$2,394.0	$2,486.3
Books and directories(1)	1,670.3	1,739.3	1,764.7
Variable printing(1)	1,611.6	1,550.3	1,395.8
Forms and labels(1)	1,027.8	1,072.0	1,105.2
Financial print	893.2	577.0	487.8
Commercial	819.2	759.2	861.1
Packaging products(1)	373.0	351.6	274.2
Global Turnkey Solutions	290.9	300.6	321.6
Office products	220.7	212.4	228.7

Total products	9,375.1	8,956.4	8,925.4

Logistics services	706.8	616.0	508.7
Business process outsourcing(1)	203.2	210.7	211.6
Premedia and related services	164.6	165.2	160.9
Financial print related services(1)	161.3	70.6	50.8

Total services	1,235.9	1,062.5	932.0

Total net sales	$10,611.0	$10,018.9	$9,857.4

(1)	Certain prior year amounts have been reclassified to reflect the Company’s current categorization of products and services.

Note 20. New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. ASU 2011-11 will be effective for the Company in the first quarter of 2013 and will require additional disclosures, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

In September 2011, the FASB issued Accounting Standards Update No. 2011-09 “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”), which requires additional quantitative and qualitative disclosures for employers who participate in multiemployer pension plans. ASU 2011-09 was effective and adopted by the Company in the fourth quarter of 2011. ASU 2011-09 requires additional disclosures, but otherwise did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which provides, subject to certain conditions, the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 was effective for the Company in the first quarter of 2012; however, as permitted, the Company early adopted ASU 2011-08 for its October 31, 2011 annual goodwill impairment analysis. ASU 2011-08 reduced the complexity and costs of testing goodwill for impairment, but otherwise did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Updated No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 will be effective for the Company in the first quarter of 2012 and will impact the Company’s financial statement presentation, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires additional disclosures regarding transfers between Levels 1, 2 and 3 of the fair value hierarchy, as well as a more detailed reconciliation of recurring Level 3 measurements. Certain aspects of ASU 2010-06 were effective and adopted by the Company in the first quarter of 2010, with the remaining requirements effective and adopted by the Company in the first quarter of 2011. The adoption of ASU 2010-06 only required additional disclosures and did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2012

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Net sales(1)	$2,583.5	$2,623.4	$2,683.3	$2,720.8	$10,611.0
Income (loss) from operations(1)	109.4	116.1	156.8	(317.1)	65.2
Net earnings (loss) attributable to RR Donnelley common shareholders(1)	33.9	12.2	158.0	(326.7)	(122.6)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders(1)(2)	0.16	0.06	0.83	(1.78)	(0.63)
Closing stock price high	19.39	21.34	20.44	16.65	21.34
Closing stock price low	17.49	18.58	13.33	13.27	13.27
Closing stock price at quarter-end	18.92	19.61	14.12	14.43	14.43
2010
Net sales(1)	$2,415.1	$2,408.6	$2,488.1	$2,707.1	$10,018.9
Income from operations(1)	145.8	175.3	148.7	85.7	555.5
Net earnings attributable to RR Donnelley common shareholders(1)	52.6	88.8	53.3	27.0	221.7
Net earnings per diluted share attributable to RR Donnelley common shareholders(1)(2)	0.25	0.42	0.25	0.13	1.06
Closing stock price high	23.19	22.60	18.05	18.82	23.19
Closing stock price low	19.02	16.37	14.96	15.76	14.96
Closing stock price at quarter-end	21.35	16.37	16.96	17.47	17.47

Dividend Summary

	2011	2010	2009	2008	2007
Quarterly rate per common share	$0.26	$0.26	$0.26	$0.26	$0.26
Yearly rate per common share	1.04	1.04	1.04	1.04	1.04

(1)	Reflects results of acquired businesses from the relevant acquisition dates.
(2)	Full-year amounts do not equal the sum of the quarters due to rounding and a net loss in the fourth quarter of 2011.

Includes the following significant items:

•

For 2011: Restructuring and impairment charges of $667.8 million (first quarter $50.8 million, second quarter $75.7 million, third quarter $34.2 million, fourth quarter $507.1 million); $74.8 million recognition of income tax benefits; $69.9 million pre-tax loss on debt extinguishment; $38.7 million pre-tax gain on pension curtailment; $15.3 million pre-tax contingent compensation related to the Journalism Online acquisition; $9.8 million pre-tax gain on Helium investment; $2.2 million of acquisition-related expenses.

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

Financial Summary

	2011	2010	2009	2008	2007
Net sales	$10,611.0	$10,018.9	$9,857.4	$11,581.6	$11,587.1
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	(122.6)	221.7	(27.3)	(191.7)	(48.4)
Net earnings (loss) per diluted share from continuing operations attributable to RR Donnelley common shareholders	(0.63)	1.06	(0.13)	(0.91)	(0.22)
Income (loss) from discontinued operations attributable to RR Donnelley common shareholders	—	—	—	1.8	(0.5)
Net earnings (loss) attributable to RR Donnelley common shareholders	(122.6)	221.7	(27.3)	(189.9)	(48.9)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders	(0.63)	1.06	(0.13)	(0.90)	(0.22)
Total assets	8,281.7	9,083.2	8,747.6	9,494.3	12,086.7
Long-term debt	3,416.8	3,398.6	2,982.5	3,203.3	3,601.9

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2011: Pre-tax restructuring and impairment charges of $667.8 million, $74.8 million recognition of income tax benefits, $69.9 million pre-tax loss on debt extinguishment, $38.7 million pre-tax gain on pension curtailment, $15.3 million pre-tax contingent compensation related to the Journalism Online acquisition, $9.8 million pre-tax gain on Helium investment and $2.2 million of acquisition-related expenses;

•

For 2010: Pre-tax restructuring and impairment charges of $157.9 million, $13.5 million of acquisition-related expenses, $8.9 pre-tax loss on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million and a pre-tax $1.1 million write-down of affordable housing investments;

•

For 2009: Pre-tax restructuring and impairment charges of $382.7 million, $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $10.3 million pre-tax loss on the repurchases of $640.6 million of senior notes, reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive income to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of senior notes, a $2.4 million write-down of affordable housing investments and $1.6 million of acquisition-related expenses;

•

For 2008: Pre-tax restructuring and impairment charges of $1,184.7 million, a $9.9 million pre-tax loss associated with the termination of cross-currency swaps, a tax benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and a tax benefit of $38.0 million from the recognition of uncertain tax positions upon settlement of certain U.S. federal income tax audits for the years 2000-2002; and

•	For 2007: Pre-tax restructuring and impairment charges of $839.0 million and a tax benefit of $9.3 million.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 16, 2012, filed on February 21, 2012)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated December 17, 2010 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 17, 2010, filed on December 17, 2010)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010)*

10.5	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.6	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.12	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.13	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.25	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.28	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.29	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.30	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.31	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.33	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.34	Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.35	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.36	Amended Management by Objective Plan (filed herewith)*

10.37	Amended Management By Objective Plan (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.38	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

10.39	Confirmation, dated as of May 5, 2011 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and R.R. Donnelley & Sons Company, together with a Pricing Supplement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2011, filed on May 11, 2011)**

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	The registrant has requested and received confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

E-4