Form 10-Q
period 2012-03-31
RR Donnelley & Sons Co
filed 2012-05-02
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, 180.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$415.0	$449.7
Receivables, less allowances for doubtful accounts of $61.1 in 2012 (2011—$62.6)	1,858.8	1,844.2
Income taxes receivable	44.3	32.4
Inventories (Note 3)	518.9	510.9
Prepaid expenses and other current assets	137.7	131.4

Total current assets	2,974.7	2,968.6

Property, plant and equipment—net (Note 4)	1,802.8	1,854.6
Goodwill (Note 5)	2,228.2	2,222.1
Other intangible assets—net (Note 5)	568.3	590.3
Other noncurrent assets	638.8	646.1

Total assets	$8,212.8	$8,281.7

LIABILITIES
Accounts payable	$973.8	$1,063.3
Accrued liabilities	758.4	817.0
Short-term and current portion of long-term debt (Note 14)	346.8	243.7

Total current liabilities	2,079.0	2,124.0

Long-term debt (Note 14)	3,408.5	3,416.8
Pension liability	1,050.4	1,076.3
Postretirement benefits	227.8	227.3
Other noncurrent liabilities	355.3	375.1

Total liabilities	7,121.0	7,219.5

Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2012 and 2011	303.7	303.7
Additional paid-in-capital	2,823.3	2,888.7
Retained earnings	333.4	342.4
Accumulated other comprehensive loss	(820.6)	(863.3)
Treasury stock, at cost, 62.7 shares in 2012 (2011—64.5 shares)	(1,567.4)	(1,628.8)

Total RR Donnelley shareholders’ equity	1,072.4	1,042.7

Noncontrolling interests	19.4	19.5

Total equity	1,091.8	1,062.2

Total liabilities and equity	$8,212.8	$8,281.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net sales
Products	$2,196.5	$2,266.4
Services	328.4	317.1

Total net sales	2,524.9	2,583.5
Products cost of sales (exclusive of depreciation and amortization)	1,702.9	1,726.8
Services cost of sales (exclusive of depreciation and amortization)	242.1	229.4
Selling, general and administrative expenses (exclusive of depreciation and amortization)	283.5	326.9
Restructuring and impairment charges-net (Note 6)	50.0	50.8
Depreciation and amortization	125.0	140.2

Total operating expenses	2,403.5	2,474.1

Income from operations	121.4	109.4
Interest expense-net	60.7	57.9
Investment and other (income) expense-net	(1.2)	0.2
Loss on debt extinguishment	12.1	—

Earnings before income taxes	49.8	51.3
Income tax expense	11.9	17.0

Net earnings	37.9	34.3

Less: Income attributable to noncontrolling interests	0.5	0.4

Net earnings attributable to RR Donnelley common shareholders	$37.4	$33.9

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.21	$0.16
Diluted net earnings per share	$0.21	$0.16
Dividends declared per common share	$0.26	$0.26
Weighted average number of common shares outstanding:
Basic	179.4	207.2
Diluted	180.4	209.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net earnings	$37.9	$34.3

Other comprehensive income, net of tax (Note 11):
Translation adjustments	41.8	26.1
Adjustment for net periodic pension and postretirement benefit cost	0.7	6.7
Change in fair value of derivatives	0.3	0.1

Other comprehensive income	42.8	32.9
Comprehensive income	80.7	67.2
Less: comprehensive income attributable to noncontrolling interests	0.6	0.4

Comprehensive income attributable to RR Donnelley common shareholders	$80.1	$66.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net earnings	$37.9	$34.3
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment charges	9.4	8.1
Depreciation and amortization	125.0	140.2
Provision for doubtful accounts receivable	2.7	4.2
Share-based compensation	7.4	6.5
Deferred taxes	8.4	(17.2)
Changes in uncertain tax positions	2.2	3.7
Gain on sale of investments and other assets—net	(0.6)	(2.0)
Loss on debt extinguishment	12.1	—
Other	12.4	7.8
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	1.7	(29.7)
Inventories	(2.5)	(17.1)
Prepaid expenses and other current assets	(6.4)	(9.5)
Accounts payable	(104.8)	(18.9)
Income taxes payable and receivable	(21.3)	12.8
Accrued liabilities and other	(135.6)	(130.4)

Net cash used in operating activities	(52.0)	(7.2)

INVESTING ACTIVITIES
Capital expenditures	(45.3)	(47.1)
Acquisitions of business, net of cash acquired	0.5	(19.6)
Proceeds from return of capital and sale of investments and other assets	1.1	2.3
Purchases of other investments	(2.5)	—
Transfers (to)/from restricted cash	(0.1)	0.1

Net cash used in investing activities	(46.3)	(64.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	450.0	—
Net change in short-term debt	(0.5)	2.0
Payments of current maturities and long-term debt	(621.3)	(0.3)
Payments on credit facility borrowings	—	(10.0)
Proceeds of credit facility borrowings	262.0	—
Proceeds from termination of interest rate swaps	11.0	—
Debt issuance costs	(7.0)	—
Issuance of common stock	4.9	6.3
Dividends paid	(46.4)	(53.7)
Distributions to noncontrolling interests	(0.7)	(0.7)

Net cash provided by (used in) financing activities	52.0	(56.4)

Effect of exchange rate on cash flows and cash equivalents	11.6	8.1
Net decrease in cash and cash equivalents	(34.7)	(119.8)
Cash and cash equivalents at beginning of period	449.7	519.1

Cash and cash equivalents at end of period	$415.0	$399.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments (see paragraph below for discussion of an other than normal adjustment) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

During the first quarter of 2012, the Company identified and recognized $19.8 million to correct an over-accrual for rebates owed to certain office products customers, which understated accounts receivable and net sales during the years 2008 through 2011. Following qualitative and quantitative review, the Company concluded that the over-accrual was not material to any prior period and is not expected to be material to the full year 2012 or to the trend of annual operating results.

2. Acquisitions

For the three months ended March 31, 2012, the Company recorded $0.3 million of acquisition-related expenses, associated with acquisitions contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

2011 Acquisitions

On November 21, 2011, the Company acquired StratusGroup, Inc. (“Stratus”), a full service manufacturer of custom pressure sensitive label and paperboard packaging products for health and beauty, food, beverage and other segments. Stratus’ decorative labeling and paperboard resources complement the Company’s prime label, corrugated and other global packaging capabilities. The purchase price for Stratus was $29.0 million, net of cash acquired of $0.1 million. Stratus’ operations are included in the U.S. Print and Related Services segment.

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

On August 16, 2011, the Company acquired LibreDigital, Inc. (“LibreDigital”), a leading provider of digital content distribution, e-reading software, content conversion, data analytics and business intelligence services. LibreDigital’s capabilities enable the Company to offer a broader selection of digital content creation and

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

delivery services to publishing, retail, e-reader provider and other customers. The purchase price for LibreDigital was $19.5 million, net of cash acquired of $0.1 million. LibreDigital’s operations are included in the U.S. Print and Related Services segment.

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s software offers publishers and other customers a practical way to increase revenues by allowing advertisers to select unique ad selection criteria for targeted delivery. The purchase price for Sequence, which includes the Company’s estimate of contingent consideration, was $14.6 million, net of cash acquired of $0.1 million. A former equity holder of Sequence may receive contingent consideration in the form of cash payments of up to $14.0 million, subject to Sequence achieving certain milestones related to volume or revenue in 2013 and 2014. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $6.8 million, using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration will be recognized in the Condensed Consolidated Statement of Operations. Sequence’s operations are included in the U.S. Print and Related Services segment.

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions. The ability to bundle Helium’s content development solutions with the Company’s complete offering of content delivery resources addresses customers’ needs across the full breadth of the supply chain. As the Company previously held a 23.7% equity investment in Helium, the purchase price for the remaining equity of Helium was $57.0 million, net of cash acquired of $0.1 million, and included an amount due from Helium of $1.1 million. The fair value of the Company’s previously held equity investment was $12.8 million, resulting in the recognition of a $10.0 million gain, which was reflected in investment and other (income) expense in the Consolidated Statements of Operations for the year ended December 31, 2011. The fair value of the previously held equity investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. The inputs used to determine the fair value of the previously held equity investment were determined to be Level 3 under the fair value hierarchy. Helium’s operations are included in the U.S. Print and Related Services segment.

On March 24, 2011, the Company acquired Journalism Online, LLC (“Journalism Online”), an online provider of tools that allow consumers to purchase online subscriptions from publishers. Journalism Online’s Press+ offering provides subscription management and online content payment services that increase the breadth of services the Company offers to its existing base of publishing customers. The purchase price for Journalism Online was $19.6 million, net of cash acquired of $0.4 million. Journalism Online’s operations are included in the U.S. Print and Related Services segment.

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses are expected to improve the Company’s ability to serve customers and reduce redundant management, support and manufacturing costs.

For the three months ended March 31, 2011, the Company recorded $0.4 million of acquisition-related expenses, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the previously-

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

held investments in Helium and contingent consideration over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The tax deductible goodwill related to these acquisitions is expected to be $47.3 million. Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$6.0
Inventories	2.3
Prepaid expenses and other current assets	0.4
Property, plant and equipment and other long-term assets	16.8
Amortizable intangible assets	16.2
Goodwill	117.8
Accounts payable and accrued liabilities	(8.2)
Other noncurrent liabilities	(2.9)
Deferred taxes-net	14.2

Total purchase price-net of cash acquired	162.6
Less: fair value of Company’s previously held investments in Helium	13.9
Less: fair value of contingent consideration	6.8

Net cash paid	$141.9

The fair values of property, plant and equipment, amortizable intangible assets, contingent consideration and goodwill associated with the acquisitions of Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions. Customer relationships intangible asset values were estimated based on expected future cash flows discounted using an estimated weighted average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships. Tradename intangible asset values were estimated based on the relief of royalty method.

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2012 and 2011 presents the combined results of operations of the Company and the 2011 acquisitions described above, as if the acquisitions had occurred at January 1, 2011.

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

	Three Months Ended March 31,
	2012	2011
Net sales	$2,524.9	$2,594.8
Net earnings attributable to RR Donnelley common shareholders	37.7	40.4
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.21	$0.20

Diluted	$0.21	$0.19

The unaudited pro forma financial information for the three months ended March 31, 2012 and 2011 includes $24.3 million and $29.0 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information includes restructuring and impairment charges from operations of $50.0 million and $51.2 million for the three months ended March 31, 2012 and 2011, respectively. Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Depreciation and amortization of purchased assets, pre-tax	$—	$(0.9)
Acquisition-related expenses, pre-tax	—	0.3
Restructuring and impairment charges, pre-tax	—	(0.4)
Inventory fair value adjustment, pre-tax	0.3	(0.3)
Other pro forma adjustments, pre-tax	0.1	9.2
Income taxes	(0.1)	1.6

3. Inventories

	March 31, 2012	December 31, 2011
Raw materials and manufacturing supplies	$229.6	$218.0
Work in process	166.8	171.2
Finished goods	221.9	218.1
LIFO reserve	(99.4)	(96.4)

Total	$518.9	$510.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

	March 31, 2012	December 31, 2011
Land	$107.6	$107.4
Buildings	1,186.1	1,173.2
Machinery and equipment	6,035.4	6,054.4

	7,329.1	7,335.0
Less: Accumulated depreciation	(5,526.3)	(5,480.4)

Total	$1,802.8	$1,854.6

During the three months ended March 31, 2012 and 2011, depreciation expense was $95.4 million and $106.2 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $19.5 million and $20.2 million at March 31, 2012 and December 31, 2011, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

Goodwill at March 31, 2012 and December 31, 2011 was as follows:

	U.S. Print and Related Services	International	Total
Net book value as of December 31, 2011
Goodwill	$3,242.6	$1,278.4	$4,521.0
Accumulated impairment losses	(1,209.5)	(1,089.4)	(2,298.9)

Total	2,033.1	189.0	2,222.1

Foreign exchange and other adjustments	(0.6)	6.7	6.1

Net book value as of March 31, 2012
Goodwill	3,242.0	1,314.1	4,556.1
Accumulated impairment losses	(1,209.5)	(1,118.4)	(2,327.9)

Total	$2,032.5	$195.7	$2,228.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationship intangibles	$1,171.8	$(640.1)	$531.7	$1,164.4	$(613.6)	$550.8
Patents	98.3	(97.9)	0.4	98.3	(95.8)	2.5
Trademarks, licenses and agreements	28.8	(24.8)	4.0	28.7	(24.4)	4.3
Trade names	24.0	(9.9)	14.1	23.9	(9.3)	14.6

Total amortizable intangible assets	1,322.9	(772.7)	550.2	1,315.3	(743.1)	572.2
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total other intangible assets	$1,341.0	$(772.7)	$568.3	$1,333.4	$(743.1)	$590.3

Amortization expense for other intangible assets was $24.3 million and $28.5 million for the three months ended March 31, 2012 and 2011, respectively. The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2012:

For the year ending December 31,	Amount
2012	$90.4
2013	87.3
2014	84.7
2015	77.1
2016	49.5
2017 and thereafter	185.5

Total	$574.5

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2012 and 2011, the Company recorded the following net restructuring and impairment charges:

	March 31, 2012				March 31, 2011
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$28.4	$3.3	$8.0	$39.7	$14.8	$16.5	$6.9	$38.2
International	3.8	0.6	1.0	5.4	7.9	0.8	0.5	9.2
Corporate	4.6	—	0.3	4.9	2.1	0.6	0.7	3.4

Total	$36.8	$3.9	$9.3	$50.0	$24.8	$17.9	$8.1	$50.8

For the three months ended March 31, 2012, the Company recorded net restructuring charges of $36.8 million for employee termination costs for 1,365 employees, of whom 872 were terminated as of March 31, 2012. These terminations resulted from the reorganization of sales and administrative functions across all segments, as well as facility closures and the reorganization of certain operations. The completed or announced

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

facility closures in the three months ended March, 31 2012 included two manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment. Additionally, the Company incurred lease termination and other restructuring charges of $3.9 million for the three months ended March 31, 2012. The Company also recorded $9.3 million of impairment charges primarily related to machinery and equipment associated with the facility closings for the three months ended March 31, 2012. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

For the three months ended March 31, 2011, the Company recorded net restructuring charges of $24.8 million for employee termination costs for 709 employees, all of whom were terminated as of March 31, 2012. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges included the announced closing of one books and directories manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $17.9 million for the three months ended March 31, 2011. The Company also recorded $8.1 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings for the three months ended March 31, 2011. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the three months ended March 31, 2012 was as follows:

	December 31, 2011	Restructuring Charges	Foreign Exchange and Other	Cash Paid	March 31, 2012
Employee terminations	$27.2	$36.8	$0.1	$(16.5)	$47.6
Multi-employer pension withdrawal obligations	27.9	0.1	—	(0.8)	27.2
Lease terminations and other	32.6	3.8	0.2	(11.0)	25.6

Total	$87.7	$40.7	$0.3	$(28.3)	$100.4

The current portion of restructuring reserves of $58.8 million at March 31, 2012 was included in accrued liabilities, while the long-term portion of $41.6 million at March 31, 2012, primarily related to multi-employer pension plan withdrawal obligations and lease termination costs, was included in other noncurrent liabilities.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March of 2013 and payments on the multi-employer pension plan withdrawal obligations are scheduled to be substantially completed by 2031.

As of March 31, 2012, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

7. Employee Benefits

The components of the estimated net pension and postretirement benefits (income) expense for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Pension (income) expense
Service cost	$1.9	$21.3
Interest cost	47.4	48.1
Expected return on assets	(65.8)	(67.1)
Amortization, net	7.1	12.2

Net pension (income) expense	$(9.4)	$14.5

Postretirement benefits (income) expense
Service cost	$1.7	$2.3
Interest cost	4.6	6.2
Expected return on assets	(3.5)	(3.8)
Amortization, net	(5.0)	(1.2)

Net postretirement benefits (income) expense	$(2.2)	$3.5

On November 2, 2011, the Company announced a freeze on further benefit accruals under all U.S. pension plans as of December 31, 2011. Beginning January 1, 2012, participants ceased earning additional benefits under the plans and no new participants will enter these plans.

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $7.4 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively.

Stock Options

The Company granted 1,221,000 and 200,000 stock options during the three months ended March 31, 2012 and 2011, respectively. The fair market value of each stock option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options was determined using the following weighted average assumptions:

	2012	2011
Expected volatility	39.71%	36.69%
Risk-free interest rate	1.18%	2.54%
Expected life (years)	6.25	6.25
Expected dividend yield	5.06%	4.57%

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The weighted average fair market value of options granted was $2.96 and $4.39 for the three months ended March 31, 2012 and 2011, respectively.

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	3,995	$20.75	5.9	$9.5
Granted	1,221	13.22	9.9
Exercised	(197)	7.09
Cancelled/forfeited/expired	(245)	30.73

Outstanding at March 31, 2012	4,774	$18.87	6.9	$5.8

Exercisable at March 31, 2012	819	$7.09	6.9	$4.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2012 and December 31, 2011, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2012 and December 31, 2011. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was $1.2 million and $1.0 million, respectively.

Compensation expense related to stock options for the three months ended March 31, 2012 and 2011 was $1.1 million and $0.8 million, respectively. As of March 31, 2012, $5.1 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of March 31, 2012 and December 31, 2011, and changes during the three months ended March 31, 2012, were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	4,989	$13.94
Granted	817	10.65
Vested	(2,386)	15.74
Forfeited	(77)	12.84

Nonvested at March 31, 2012	3,343	$11.86

Compensation expense related to restricted stock units for the three months ended March 31, 2012 and 2011 was $5.8 million and $5.4 million, respectively. As of March 31, 2012, there was $28.6 million of unrecognized compensation expense related to approximately 3.1 million restricted stock unit awards, with a weighted average grant date fair market value of $11.79, that are expected to vest over a weighted average period of 2.4 years. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Performance Share Units

During the three months ended March 31, 2012 and 2011, 233,000 and 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets for the three years ending December 31, 2014 and 2013, respectively. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The performance periods for the shares awarded during the three months ended March 31, 2012 and 2011 are January 1, 2012 through December 31, 2014 and January 1, 2011 through December 31, 2013, respectively. The total potential payouts for awards granted during the three months ended March 31, 2012 and 2011 range from 116,500 to 233,000 shares and 117,500 to 235,000 shares, respectively, should certain performance targets be achieved. For the three months ended March 31, 2012 and 2011, the grant date fair market values of the awards granted were $10.12 and $15.54, respectively. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company.

Compensation expense for the awards granted in 2012 and 2011 is currently being recognized based on the maximum estimated payout of 233,000 and 235,000 shares, for each respective period. Compensation expense related to performance share unit awards for the three months ended March 31, 2012 and 2011 was $0.5 million and $0.3 million, respectively. As of March 31, 2012, there was $4.3 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.3 years.

9. Equity

The following table summarizes the Company’s equity activity for the three months ended March 31, 2012:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$1,042.7	$19.5	$1,062.2
Net earnings	37.4	0.5	37.9
Other comprehensive income	42.7	0.1	42.8
Stock-based compensation	7.4	—	7.4
Issuance of share-based awards, net of withholdings and other	(11.4)	—	(11.4)
Cash dividends paid	(46.4)	—	(46.4)
Distributions to noncontrolling interests	—	(0.7)	(0.7)

Balance at March 31, 2012	$1,072.4	$19.4	$1,091.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The following table summarizes the Company’s equity activity for the three months ended March 31, 2011:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$2,224.3	$21.1	$2,245.4
Net earnings	33.9	0.4	34.3
Other comprehensive income	32.9	—	32.9
Stock-based compensation	6.2	—	6.2
Issuance of share-based awards, net of withholdings and other	(5.5)	—	(5.5)
Cash dividends paid	(53.7)	—	(53.7)
Distributions to noncontrolling interests	—	(1.9)	(1.9)

Balance at March 31, 2011	$2,238.1	$19.6	$2,257.7

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

As part of the share repurchase program the Company entered into an accelerated share repurchase agreement (“ASR”) in 2011 with an investment bank under which the Company repurchased $500.0 million of its common stock, receiving an initial delivery of 19.9 million shares on May 10, 2011 and an additional 9.3 million shares on November 17, 2011.

10. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended March 31,
	2012	2011
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$37.4	$33.9
Denominator:
Weighted average number of common shares outstanding	179.4	207.2
Dilutive options and awards (a)	1.0	2.6

Diluted weighted average number of common shares outstanding	180.4	209.8

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.21	$0.16

Diluted	$0.21	$0.16

Dividends declared per common share	$0.26	$0.26

(a)

Dilutive options and awards take into consideration the dilution of certain unvested restricted stock awards, performance share unit awards and unexercised stock option awards. For the three months ended March 31, 2012 and 2011, restricted stock units of 2.8 million and 3.4 million, respectively, were excluded as their effect would be anti-dilutive. For the three months ended March 31, 2012 and 2011, performance share units

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

of 0.4 million and 0.2 million, respectively, were excluded as their effect would be anti-dilutive. For the three months ended March 31, 2012 and 2011, options to purchase 4.4 million shares and 3.6 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

As discussed in Note 9, during 2011 the Company entered into an ASR with an investment bank under which the Company repurchased $500.0 million of its common stock. Both the initial and final delivery of shares resulted in a reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share.

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income as of March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31, 2012
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$41.8	$—	$41.8
Adjustment for net periodic pension and postretirement benefit cost	1.6	0.9	0.7
Change in fair value of derivatives	0.5	0.2	0.3

Other comprehensive income	$43.9	$1.1	$42.8

	Three Months Ended March 31, 2011
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$26.1	$—	$26.1
Adjustment for net periodic pension and postretirement benefit cost	10.9	4.2	6.7
Change in fair value of derivatives	0.2	0.1	0.1

Other comprehensive income	$37.2	$4.3	$32.9

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

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans are included in Corporate and not allocated to operating segments. Corporate also manages the Company’s cash pooling structure, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2012
U.S. Print and Related Services	$1,890.7	$(9.3)	$1,881.4	$139.2	$5,646.6	$87.6	$27.1
International	664.0	(20.5)	643.5	30.6	2,318.9	27.5	11.1

Total operating segments	2,554.7	(29.8)	2,524.9	169.8	7,965.5	115.1	38.2
Corporate	—	—	—	(48.4)	247.3	9.9	7.1

Total operations	$2,554.7	$(29.8)	$2,524.9	$121.4	$8,212.8	$125.0	$45.3

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2011
U.S. Print and Related Services	$1,958.6	$(17.5)	$1,941.1	$141.9	$6,441.5	$99.9	$17.3
International	661.1	(18.7)	642.4	44.1	2,536.0	30.4	25.8

Total operating segments	2,619.7	(36.2)	2,583.5	186.0	8,977.5	130.3	43.1
Corporate	—	—	—	(76.6)	(11.1)	9.9	4.0

Total operations	$2,619.7	$(36.2)	$2,583.5	$109.4	$8,966.4	$140.2	$47.1

Restructuring and impairment charges by segment for the three months ended March 31, 2012 and 2011 are described in Note 6.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are not discounted. The Company has been designated as a potentially responsible party in nine active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate eight other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

14. Debt

The Company’s debt consists of the following:

	March 31, 2012	December 31, 2011
Borrowings under the Credit Agreement	$327.0	$65.0
5.625% senior notes due January 15, 2012	—	158.6
4.95% senior notes due April 1, 2014	258.0	599.5
5.50% senior notes due May 15, 2015	299.8	399.8
8.60% senior notes due August 15, 2016	346.9	346.8
6.125% senior notes due January 15, 2017	523.0	522.9
7.25% senior notes due May 15, 2018	600.0	600.0
11.25% debentures due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	—
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.4	199.3
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	29.1	46.5

Total debt	3,755.3	3,660.5
Less: current portion	(346.8)	(243.7)

Long-term debt	$3,408.5	$3,416.8

(a)	On May 17, 2011, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75%, as a result of downgrades in the ratings of the notes by the rating agencies.
(b)	Other includes miscellaneous debt obligations, capital leases and the fair value adjustment to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges.

The fair values of the senior notes and debentures, which were determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was less than its book value by approximately $24.5 million and $80.1 million at March 31, 2012 and December 31, 2011, respectively.

On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The repurchases resulted in a pre-tax loss on debt extinguishment of $12.1 million for the three months ended March 31, 2012, consisting of a loss of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

On January 15, 2012, proceeds from borrowings under the Company’s unsecured and committed revolving credit agreement (the “Credit Agreement”) were used to pay $158.6 million of the 5.625% senior notes that matured on January 15, 2012.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase an initial $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Company’s Credit Agreement. On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019. The repurchases resulted in a pre-tax loss on debt extinguishment of $69.9 million for the year ended December 31, 2011.

Interest income was $3.6 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively.

15. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities in the Condensed Consolidated Balance Sheets at their respective fair values. Unrealized gains and losses related to derivatives are recorded in other comprehensive income (loss), net of applicable income taxes, or in the Condensed Consolidated Statements of Operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Condensed Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is also recognized currently in the Condensed Consolidated Statements of Operations.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at March 31, 2012 and December 31, 2011 was $85.3 million and $78.3 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements effectively changed the interest rate on $400.0 million of its fixed-rate senior notes to a floating rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million, are designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which are attributable to changes in the benchmark interest rate.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements effectively changed the interest rate on $600.0 million of its fixed-rate senior notes to a floating rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $600.0 million at inception, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which are attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional amount of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps.

The fair values of interest rate swaps were determined to be Level 2 under the fair value hierarchy and were developed using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates derived from observed market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. The Company evaluates the credit value adjustments of the interest rate swap agreements, which take into account the possibility of counterparty and the Company’s own default, on at least a quarterly basis.

The Company manages credit risk for its derivative positions on a counterparty-by-counterparty basis, considering the net portfolio exposure with each counterparty, consistent with its risk management strategy for such transactions. The Company’s agreements with each of its counterparties contain a provision where the Company could be declared in default on its derivative obligations if it either defaults or, in certain cases, is capable of being declared in default of any of its indebtedness greater than specified thresholds. These agreements also contain a provision where the Company could be declared in default subsequent to a merger or restructuring type event if the creditworthiness of the resulting entity is materially weaker.

At March 31, 2012 and December 31, 2011, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included were as follows:

	March 31, 2012	December 31, 2011
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.1	$0.3
Accrued liabilities	0.4	0.3
Derivatives designated as fair value hedges
Other noncurrent assets	$8.7	$19.9
Other noncurrent liabilities	4.8	—

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 were as follows:

	Classification of Gain Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2012	2011
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$0.7	$1.6

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2012 and 2011 were as follows:

	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2012	2011
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$5.2	$3.9
Hedged items	Investment and other (income) expense-net	(6.2)	(4.1)

Total gain recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other (income) expense-net	$(1.0)	$(0.2)

The Company also recognized a net reduction to interest expense of $2.0 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of March 31, 2012 and December 31, 2011.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three months ended March 31, 2012 and 2011 are summarized below:

March 31, 2012	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$5.6	$4.2	$4.2
Long-lived assets held for sale or disposal	3.8	1.5	—

Total	$9.4	$5.7	$4.2

March 31, 2011	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$2.0	$60.3	$60.3
Long-lived assets held for sale or disposal	5.8	1.3	1.3

Total	$7.8	$61.6	$61.6

During the three months ended March 31, 2012 and 2011, impairment charges of $5.6 million and $2.0 million, respectively, were recognized on long-lived assets held and used. These assets had carrying amounts before the impairment charges of $9.8 million and $62.3 million during the three months ended March 31, 2012 and 2011, respectively, and were written down to fair values of $4.2 million and $60.3 million during the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, impairment charges of $3.8 million and $5.8 million, respectively, were recognized on long-lived assets held for sale or disposal. These assets had carrying amounts before the impairment charges of $5.3 million and $7.1 million during the three months ended March 31, 2012 and 2011, respectively, and were written down to fair values of $1.5 million and $1.3 million during the three months ended March 31, 2012 and 2011, respectively.

The fair values of the long-lived assets held and used and long-lived assets held for sale or disposal were determined using Level 3 inputs and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties are adjusted as necessary for the condition and attributes of the specific asset. The Company’s accounting and finance management determine the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Updated No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s financial statement presentation, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which amends the definition of fair value measurement principles and disclosure requirements to eliminate differences between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 requires new quantitative and qualitative disclosures about the sensitivity of recurring Level 3 measurement disclosures, as well as transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”) is a global provider of integrated communications. The Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, drive top line growth, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing services to clients in virtually every private and public sector.

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

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans are included in Corporate and not allocated to operating segments. Corporate also manages the Company’s cash pooling structure, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

Products and Services

The Company separately reports its net sales and related costs of sales for its products and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products and print management. The Company’s service offerings primarily consist of logistics, premedia, EGDAR-related and XBRL financial services and certain business outsourcing services.

Executive Summary

Financial Performance: Three Months Ended March 31, 2012

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2012, from the three months ended March 31, 2011, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended March 31, 2011	$109.4	4.2%	$33.9	$0.16
2012 restructuring and impairment charges	(50.0)	(2.0%)	(33.2)	(0.18)
2011 restructuring and impairment charges	50.8	2.0%	34.3	0.17
Acquisition-related expenses	0.1	—	0.1	—
2012 loss on debt extinguishment	—	—	(7.9)	(0.05)
Operations	11.1	0.6%	10.2	0.11

For the three months ended March 31, 2012	$121.4	4.8%	$37.4	$0.21

2012 restructuring and impairment charges: included pre-tax charges of $36.8 million for employee termination costs; $3.9 million of other restructuring costs, including lease termination costs; and $9.3 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures.

2011 restructuring and impairment charges: included pre-tax charges of $24.8 million for employee termination costs; $17.9 million of other restructuring costs, primarily related to lease termination costs; and $8.1 million for impairment of other long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition.

Acquisition-related expenses: included pre-tax charges of $0.3 million ($0.3 million after-tax) related to legal, accounting and other expenses for the three months ended March 31, 2012 associated with acquisitions contemplated. For the three months ended March 31, 2011, these pre-tax charges were $0.4 million ($0.4 million after-tax) for acquisitions completed or contemplated.

2012 loss on debt extinguishment: pre-tax loss of $12.1 million due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

Operations: reflected lower pension and postretirement benefits expenses, an adjustment of $19.8 million to net sales to correct for an over-accrual of rebates due to certain office products customers, cost savings from restructuring activities, lower depreciation and amortization expense and lower incentive compensation. These increases were partially offset by a net decrease in volume and unfavorable product mix, continued price pressures, the reinstatement of the Company’s 401(k) match, lower by-products recovery and wage inflation in Latin America and Asia. Income tax expense also decreased due to the release of valuation allowances on certain deferred tax assets in Europe. See further details in the review of operating results by segment that follows below.

First quarter overview

Net sales decreased during the first quarter of 2012 compared to the first quarter of 2011 primarily related to a decline in sales in the U.S. Print and Related Services segment resulting from lower overall volume and ongoing price pressure, continued economic uncertainty and the increasing impact of electronic substitution on certain products. These decreases were partially offset by the rebate adjustment as well as organic growth in certain products and services during the first quarter, despite the difficult environment. In particular, the Company had organic growth in logistics, business process outsourcing and Asia. The largest net sales declines were experienced in books and directories, due mostly to electronic substitution; magazines, catalogs and retail inserts, due partially to customers furnishing their own paper; and variable print, due to lower direct mail and statement printing.

During the quarter, the Company initiated several restructuring actions to further reduce the Company’s overall cost structure. These actions included the reorganization of sales and administrative functions across all segments. In addition, the Company completed or announced closures of three manufacturing facilities.

Net cash used in operating activities for the three months ended March 31, 2012 increased by $44.8 million from the first quarter of 2011 to $52.0 million. The increase primarily resulted from shifts in the timing of cash collections and supplier payments and the reinstatement of the Company’s 401(k) match, partially offset by lower payments for employee incentive compensation. Similar to 2011, the Company expects net cash inflows from operations in the second half of 2012 due to normal operating cycles of the Company’s business. However, the Company expects to make pension and postretirement contributions of $215.5 million during 2012, the majority of which are expected to occur during the third quarter. These payments are expected to result in lower operating cash flows as compared to the prior year.

On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. As a result, the Company’s annual long-term debt maturities are less than $350.0 million in each year through 2016. See additional discussion in Liquidity and Capital Resources.

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

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to leverage the distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to leverage its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services needs.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2012 and future years to be in line with historical patterns.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first quarter of 2012, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impact the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. The Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 22, 2012, the United States Postal Service (“USPS”) increased postage rates for all major mail classes within the market-dominant product category, including first-class mail, standard mail, periodicals and single piece parcel post. The new rates increased the cost of mailing these classes of mail by approximately 2.1%, on average, which is the formula calculated cap under the 2006 Postal Accountability and Enhancement Act. Under this act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the USPS and its customers to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the three months ended March 31, 2012 compared to expected results as of October 31, 2011. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since October 31, 2011, the market value of the Company’s stock has decreased and market yields on the Company’s debt have decreased slightly. Management considered these trends in performing its assessment of whether an interim impairment review was required for any reporting units. Based on this interim assessment, management concluded that as of March 31, 2012, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a test for impairment of goodwill prior to October 31, 2012, the Company’s next annual measurement date. An interim goodwill impairment test could result in a material impairment charge.

The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. As experienced in prior years, declines in the market value of the securities held by the plans have reduced, and in the future could materially reduce, the funded status of the plans. These reductions have increased the level of expected required pension and postretirement contributions in future years and further increases could occur. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. Currently, the Company expects to make cash contributions of approximately $215.5 million to its pension and postretirement plans in 2012.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AS

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

The following table shows the results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$2,196.5	$2,266.4	$(69.9)	(3.1%)
Services	328.4	317.1	11.3	3.6%

Total net sales	2,524.9	2,583.5	(58.6)	(2.3%)
Products cost of sales (exclusive of depreciation and amortization)	1,702.9	1,726.8	(23.9)	(1.4%)
Services cost of sales (exclusive of depreciation and amortization)	242.1	229.4	12.7	5.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	283.5	326.9	(43.4)	(13.3%)
Restructuring and impairment charges—net	50.0	50.8	(0.8)	(1.6%)
Depreciation and amortization	125.0	140.2	(15.2)	(10.8%)

Total operating expenses	2,403.5	2,474.1	(70.6)	(2.9%)

Income from operations	$121.4	$109.4	$12.0	11.0%

Consolidated

Net sales of products for the three months ended March 31, 2012 decreased $69.9 million, or 3.1%, to $2,196.5 million versus the same period in the prior year, including an $18.4 million, or 0.8%, decrease due to changes in foreign exchange rates. Net sales of products decreased due to a decline in sales of products in the U.S. Print and Related Services segment resulting from lower overall volume, decreased pass-through paper sales, ongoing price pressure, continued economic uncertainty and the increasing impact of electronic substitution on certain products. These decreases were partially offset by the rebate adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers, higher pass-through sales in print management and increased volume from new and existing customers in business process outsourcing and organic growth in Asia.

Net sales from services for the three months ended March 31, 2012 increased $11.3 million, or 3.6%, to $328.4 million versus the same period in the prior year. Net sales from services increased due to higher logistics volume driven primarily by growth in freight brokerage services, partially offset by the decline in capital markets transactions activity and changes in foreign exchange rates of $1.3 million, or 0.4%.

Products cost of sales decreased $23.9 million to $1,702.9 million for the three months ended March 31, 2012 versus the same period in the prior year primarily due to lower volume. Products cost of sales as a percentage of products net sales increased from 76.2% to 77.5%, reflecting unfavorable product mix, continued price pressures, lower recovery on print-related by-products and wage inflation in Latin America and Asia.

Services cost of sales increased $12.7 million to $242.1 million for the three months ended March 31, 2012 versus the same period in the prior year primarily due to higher logistics volume and higher fuel surcharges. Services cost of sales as a percentage of services net sales increased from 72.3% to 73.7%, reflecting unfavorable mix and higher fuel surcharges.

Selling, general and administrative expenses decreased $43.4 million to $283.5 million, and from 12.7% to 11.2%, as a percentage of net sales, for the three months ended March 31, 2012 versus the same period in the prior year due to lower pension and postretirement benefits expenses, primarily resulting from the freeze on further benefit accruals under all U.S. pension plans beginning January 1, 2012, cost savings from restructuring activities and lower incentive compensation expense.

For the three months ended March 31, 2012, the Company recorded net restructuring and impairment charges of $50.0 million compared to $50.8 million in the same period of 2011. In 2012, these charges included $36.8 million for employee termination costs for 1,365 employees, of whom 872 were terminated as of March 31, 2012. These terminations included the reorganization of sales and administrative functions across all segments, as well as facility closures and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $3.9 million for the three months ended March 31, 2012. For the three months ended March 31, 2012, the Company also recorded $9.3 million of impairment charges primarily related to machinery and equipment associated with the facility closings.

Restructuring charges for the three months ended March 31, 2011 included $24.8 million for employee termination costs for 709 employees, all of whom were terminated as of March 31, 2012. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. The charges also related to the announced closing of one books and directories manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs, of $17.9 million for the three months ended March 31, 2011. For the three months ended March 31, 2011, the Company also recorded $8.1 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings.

Depreciation and amortization decreased $15.2 million to $125.0 million for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the impact of lower capital spending in recent years compared to historical levels and the impairment of $90.7 million of other intangible assets in the fourth quarter of 2011. Depreciation and amortization included $24.3 million and $28.5 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the three months ended March 31, 2012 and 2011, respectively.

Income from operations for the three months ended March 31, 2012 was $121.4 million, an increase of 11.0% compared to the three months ended March 31, 2011. The increase was due to lower pension and postretirement benefits expenses, the rebate adjustment, cost savings from restructuring activities, lower depreciation and amortization expense and lower incentive compensation expense, partially offset by lower volume, continued price pressures and the reinstatement of the Company’s 401(k) match.

Net interest expense increased by $2.8 million for the three months ended March 31, 2012 versus the same period in 2011, primarily due to increased borrowings under the Credit Agreement and the issuance of $600 million of 7.25% senior notes due May 15, 2018 on June 1, 2011 and $450.0 million of 8.25% senior notes due March 15, 2019 on March 13, 2012, partially offset by the repayment of $341.8 million of the 4.95% senior notes due April 1, 2014, $158.6 million of the 5.625% senior notes due January 15, 2012 and $100.0 million of the 5.50% senior notes due May 15, 2015 in the first quarter of 2012.

Net investment and other (income) expense for the three months ended March 31, 2012 and 2011 was income of $1.2 million and expense of $0.2 million, respectively.

Loss on debt extinguishment for the three months ended March 31, 2012 was $12.1 million due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

The effective income tax rate for the three months ended March 31, 2012 was 23.9% compared to 33.1% in the same period of 2011. The lower effective tax rate in 2012 was primarily due to the release of valuation allowances on certain deferred tax assets in Europe.

Income attributable to noncontrolling interests was $0.5 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

Net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2012 was $37.4 million, or $0.21 per diluted share, compared to $33.9 million, or $0.16 per diluted share, for the three months ended March 31, 2011. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 29.4 million primarily due to the purchase of shares as a result of the accelerated share repurchase in 2011.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended March 31,
	2012	2011
	(in millions, except percentages)
Net sales	$1,881.4	$1,941.1
Income from operations	139.2	141.9
Operating margin	7.4%	7.3%
Restructuring and impairment charges	39.7	38.2

	Net Sales for the Three Months Ended March 31,
Reporting unit	2012	2011	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts (1)	$440.8	$460.0	$(19.2)	(4.2%	)
Variable print (1)	300.1	321.4	(21.3)	(6.6%	)
Books and directories (1)	279.7	314.7	(35.0)	(11.1%	)
Financial print	224.5	240.8	(16.3)	(6.8%	)
Forms and labels	190.9	199.3	(8.4)	(4.2%	)
Logistics	180.3	161.4	18.9	11.7%
Commercial (1)	144.6	147.8	(3.2)	(2.2%	)
Office products	80.8	57.7	23.1	40.0%
Premedia	39.7	38.0	1.7	4.5%

Total U.S. Print and Related Services	$1,881.4	$1,941.1	$(59.7)	(3.1%	)

The amounts included in the above table represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

(1)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended March 31, 2012 were $1,881.4 million, a decrease of $59.7 million, or 3.1%, compared to the same period in 2011. Net sales decreased due to lower volume in both books and directories and direct mail and statement printing, decreases in pass-through paper sales, lower capital markets transactions volume and continued price pressures, partially offset by the rebate adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers, as well as by increased freight brokerage services volume. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, reduced volume and unfavorable product mix and continued price pressures.

•	Variable print: Sales decreased as a result of lower direct mail and statement printing volume, partially offset by higher digital print and fulfillment volume.

•	Books and directories: Sales decreased primarily as a result of lower volume, as well as lower pass-through paper sales and continued price pressures for books.

•	Financial print: Sales decreased due to a decline in capital markets transactions activity, partially offset by an increase in compliance volume.

•	Forms and labels: Sales decreased due to lower forms volume and continued price pressures on both forms and labels, partially offset by increased sales from the Stratus acquisition.

•	Logistics: Sales increased primarily due to higher freight brokerage services volume along with higher fuel surcharges and increased other logistics services.

•	Commercial: Sales decreased slightly due to continued price pressures, lower volume and unfavorable product mix, partially offset by higher pass-through volume in print management.

•

Office products: Sales increased primarily as the result of the rebate adjustment, as well as new business from existing customers and favorable pricing, partially offset by a decline in outsourced volume.

•	Premedia: Sales increased slightly due to higher volume, partially offset by continued price pressures on contract renewals.

U.S. Print and Related Services segment income from operations decreased $2.7 million for the three months ended March 31, 2012 mainly driven by decreased capital markets transactions activity, lower volume in books and directories, continued price pressures and lower by-products revenues, partially offset by the rebate adjustment, as well as cost savings from restructuring activities, lower depreciation and amortization expense and lower incentive compensation expense. Operating margins increased from 7.3% for the three months ended March 31, 2011 to 7.4% for the three months ended March 31, 2012, due to the rebate adjustment, as well as cost savings from restructuring activities and lower depreciation and amortization expense.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended March 31,
	2012	2011
	(in millions, except percentages)
Net sales	$643.5	$642.4
Income from operations	30.6	44.1
Operating margin	4.8%	6.9%
Restructuring and impairment charges	5.4	9.2

	Net Sales for the Three Months Ended March 31,
Reporting unit	2012	2011	$ Change	% Change
	(in millions, except percentages)
Business process outsourcing	$150.1	$135.0	$15.1	11.2%
Asia	140.0	135.9	4.1	3.0%
Latin America	112.2	112.6	(0.4)	(0.4%	)
Europe	101.4	114.1	(12.7)	(11.1%	)
Canada	70.3	70.2	0.1	0.1%
Global Turnkey Solutions	69.5	74.6	(5.1)	(6.8%	)

Total International	$643.5	$642.4	$1.1	0.2%

Net sales for the International segment for the three months ended March 31, 2012 were $643.5 million, an increase of $1.1 million, or 0.2%, compared to the same period in 2011. The net sales increase is due to higher pass-through sales in print management and increased existing customer volume in business process outsourcing, increased volume in Asia and higher pass-through paper sales in Europe, largely offset by changes in foreign exchange rates of $19.7 million, or 3.1%, a decline in capital markets transactions activity in Europe and Asia, decreased technology and telecommunications volume in Europe and continued price pressures. An analysis of net sales by reporting unit follows:

•

Business process outsourcing: Sales increased due to higher pass-through sales in print management, volume increases from new and existing customers and increased global outsourcing volume, partially offset by changes in foreign exchange rates.

•

Asia: Sales increased due to higher volume in print bundling services, new business from an existing customer, higher book export volume and changes in foreign exchange rates, largely offset by decreased volume in other existing customer contracts, a decline in capital markets transactions activity and continued price pressures.

•

Latin America: Sales decreased slightly due to changes in foreign exchange rates, declines in commercial print volume in Chile and continued price pressures, largely offset by higher commercial print volume in Argentina, increased magazine volume in Mexico, as well as higher forms and labels volume in Venezuela.

•

Europe: Sales decreased due to lower technology and telecommunications volume, a decline in capital markets transactions activity, changes in foreign exchange rates and a decline in directories volume, partially offset by higher pass-through paper sales and increased commercial print volume.

•	Canada: Sales increased slightly due to higher statement printing volume for a new customer, largely offset by declines in forms and commercial volumes, as well as changes in foreign exchange rates.

•

Global Turnkey Solutions: Sales decreased primarily due to lower volume from the loss of a customer, continued price pressures and changes in foreign exchange rates, partially offset by volume increases from other existing and new customer contracts.

Income from operations decreased $13.5 million primarily due to lower capital markets transactions activity in Europe and Asia, volume decreases in Europe, continued price pressures and wage inflation in Latin America and Asia, partially offset by lower restructuring and impairment charges, lower incentive compensation expense, higher volume in Argentina and Mexico and increased global outsourcing volume. Operating margins decreased from 6.9% for the three months ended March 31, 2011 to 4.8% for the three months ended March 31, 2012, primarily due to unfavorable product mix, continued price pressures and wage inflation, partially offset by higher volume in certain products and lower incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating expenses	$48.4	$76.6
Restructuring and impairment charges	4.9	3.4
Acquisition-related expenses	0.3	0.4

Corporate operating expenses in the three months ended March 31, 2012 were $48.4 million, a decrease of $28.2 million compared to the same period in 2011. The decrease was driven by lower pension and postretirement benefits expenses, primarily related to the 2011 freeze on further benefit accruals for all U.S. pension plans, and lower incentive compensation expense, partially offset by the reinstatement of the Company’s 401(k) match, higher healthcare costs and higher restructuring and impairment charges.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the three months ended March 31, 2012 and 2011.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $52.0 million for the three months ended March 31, 2012, compared to $7.2 million for the same period last year. The increase in net cash used in operating activities reflected higher supplier payments in the first quarter of 2012 due to timing, lower net sales, payments related to the reinstatement of the Company’s 401(k) match and higher pension and postretirement contributions, partially offset by lower incentive compensation payments and improved cash collections of accounts receivable.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $46.3 million compared to $64.3 million for the three months ended March 31, 2011. The decline is due to cash used for the acquisition of Journalism Online during the three months ended March 31, 2011 of $19.6 million and a decrease in capital expenditures of $1.8 million compared to the first quarter of 2011. The Company expects that capital expenditures for 2012 will be approximately $200 million to $225 million, compared to $250.9 million in 2011.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $52.0 million compared to net cash used in financing activities of $56.4 million in the same period of 2011. Proceeds from borrowings under the Company’s revolving credit agreement (the “Credit Agreement”) of $262.0 million for the three months ended March 31, 2012 were used to pay $158.6 million of the 5.625% senior notes that matured during the quarter. During the three months ended March 31, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Dividends

On January 13, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable to RR Donnelley shareholders of record on January 27, 2012, and the total amount of $46.4 million was paid on March 1, 2012. On April 5, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 1, 2012 to RR Donnelley shareholders of record on April 20, 2012.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s revolving Credit Agreement are the Company’s primary sources of liquidity and are expected to be used for, among other things, interest and principal on the Company’s long term debt obligations, capital expenditures as necessary to support productivity improvement and growth, future common stock or debt repurchases based upon market conditions, completion of restructuring programs, dividend payments that may be approved by the Board of Directors and acquisitions.

Cash and cash equivalents of $415.0 million as of March 31, 2012 included $44.7 million in the U.S. and $370.3 million at international locations, most of which is subject to U.S. federal income taxes and local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash is further restricted by local laws. The Company has recognized deferred tax liabilities of $3.0 million as of March 31, 2012, related to certain foreign earnings which are not considered to be permanently reinvested. The Company maintains a cash pooling structure that enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. The foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $1.75 billion revolving Credit Agreement which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending financial institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing and will be calculated according to a base or Eurocurrency rate plus an applicable margin. The Company pays annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement can be used for general corporate purposes, including letters of credit. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Credit Agreement. Based on the Company’s results of operations for the twelve months ended March 31, 2012 and existing term debt structure, in addition to the $327.0 million of borrowings outstanding under the Credit Agreement, the Company could utilize an additional $1.2 billion of the $1.75 billion Credit Agreement and not be in violation of the maximum leverage ratio, as shown in the table below. However, the Company does not expect the reduction in availability on the Credit Agreement to impact its ability to meet its liquidity requirements. The current availability under the Credit Agreement at March 31, 2012 is shown in the following table:

March 31, 2012
Availability	(in millions)
Committed Credit Agreement	$1,750.0
Availability reduction from covenants	231.3

1,518.7
Usage
Borrowings under the Credit Agreement	327.0

Current availability at March 31, 2012	$1,191.7

The Company was in compliance with its debt covenants as of March 31, 2012, and expects to remain in compliance based on management’s estimates of operating and financial results for 2012 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Credit Agreement as of March 31, 2012 and management expects the Company to continue to meet the applicable borrowing conditions.

The Company also has $152.4 million in credit facilities outside of the U.S., most of which are uncommitted. As of March 31, 2012, the Company had $62.3 million in outstanding letters of credit, of which $38.9 million were secured by the Credit Agreement. The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by twenty-one U.S. and international financial institutions.

On May 16, 2011, Standard & Poor’s Rating Services (“S&P”) lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BBB- to BB+ with a stable outlook. On November 29, 2011, S&P reaffirmed the Company’s long-term corporate credit and senior unsecured debt ratings at BB+ but placed the Company’s ratings on a negative outlook. The Company’s ratings and outlook were reaffirmed by S&P on January 18, 2012.

On May 16, 2011, Moody’s Investor Service (“Moody’s”) lowered the Company’s senior unsecured debt ratings from Baa3 to Ba1 with a stable outlook. As a result of the downgrades by the rating agencies, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was increased to 11.75%. Additionally, the downgrades in ratings increased annual commitment fees and interest rates incurred on borrowings under the Credit Agreement. On January 20, 2012, Moody’s reaffirmed the Company’s long-term and senior unsecured debt ratings, but placed the Company’s ratings on a negative outlook.

Acquisitions

During the three months ended December 31, 2011 the Company paid $29.0 million, net of cash acquired, to purchase Stratus. During the three months ended September 30, 2011, the Company paid $37.4 million, net of cash acquired, to purchase LibreDigital, Genesis and Sequence. During the three months ended June 30, 2011, the Company paid $55.9 million, net of cash acquired, to purchase the remaining equity of Helium. Additionally, during the three months ended March 31, 2011, the Company paid $19.6 million, net of cash acquired, to purchase Journalism Online. The Company financed the acquisitions with cash on hand.

Debt Issuances

On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015.

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase an initial $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Credit Agreement. On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of March 31, 2012, approximately 73.2% of the Company’s outstanding debt was comprised of fixed-rate debt. At March 31, 2012, the Company’s exposure to rate fluctuations on variable-interest borrowings was $1,006.6 million, including $658.0 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $348.6 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of March 31, 2012, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $85.3 million (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $0.3 million at March 31, 2012. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at March 31, 2012 and December 31, 2011 by approximately $127.2 million and $122.9 million, respectively.

OTHER INFORMATION

Environmental, Health and Safety

For a discussion of certain environmental, health and safety issues involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

During the three months ended March 31, 2012, the Company adopted various accounting standards. See Note 17, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a description of the accounting standards adopted during the three months ended March 31, 2012.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 17, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	successful execution and integration of acquisitions;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access unsecured debt and the participants’ ability to perform to our contractual lending and insurance agreements;

•	changes in technology, including the pace of electronic substitution and migration of paper based documents to digital data formats;

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

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the failure to properly use and protect customer information and data;

•	the effect of labor disruptions or labor shortages;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	the possibility of a regional or global health pandemic outbreak;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including under “Risk Factors” in the Company’s Annual Report on Form 10-K.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2012 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2012 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1, 2012—January 31, 2012	500	$14.77	—	$500,000,000
February 1, 2012—February 29, 2012	469,123	13.57	—	$500,000,000
March 1, 2012—March 31, 2012	345,679	13.23	—	$500,000,000

Total	815,302	$13.43	—

(1)	Shares withheld for tax liabilities upon vesting of equity awards
(2)	On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion.

As part of the share repurchase program the Company entered into an accelerated share repurchase agreement (“ASR”) in 2011 with an investment bank under which the Company repurchased $500.0 million of its common stock, receiving an initial delivery of 19.9 million shares on May 10, 2011 and an additional 9.3 million shares on November 17, 2011.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 16, 2012, filed on February 21, 2012)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated December 17, 2010 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 17, 2010, filed on December 17, 2010)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.3	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)*

10.4	Amended Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 4, 2010)*

10.5	Amended Non-Employee Director Compensation Plan dated May 21, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.6	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.7	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.9	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.10	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.11	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.12	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.13	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.17	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.18	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.19	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.20	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.22	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.23	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.24	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.25	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.28	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.29	Form of Performance Share Unit Award Agreement (filed herewith)*

10.30	Form of Cash Bonus Award Agreement for certain executive officers (filed herewith)*

10.31	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.32	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.33	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.34	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.35	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.36	Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.37	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.38	Amended Management by Objective Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012)*

10.39	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

10.40	Confirmation, dated as of May 5, 2011 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and R.R. Donnelley & Sons Company, together with a Pricing Supplement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2011, filed on May 11, 2011)**

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 22, 2012)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	The registrant has requested and received confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Date: May 2, 2012