Form 10-Q
period 2012-06-30
RR Donnelley & Sons Co
filed 2012-08-01
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, 180.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$369.0	$449.7
Receivables, less allowances for doubtful accounts of $50.0 in 2012 (2011—$62.6)	1,944.9	1,844.2
Income taxes receivable	25.9	32.4
Inventories (Note 3)	505.0	510.9
Prepaid expenses and other current assets	136.4	131.4

Total current assets	2,981.2	2,968.6

Property, plant and equipment—net (Note 4)	1,718.9	1,854.6
Goodwill (Note 5)	2,218.4	2,222.1
Other intangible assets—net (Note 5)	542.5	590.3
Other noncurrent assets	638.8	646.1

Total assets	$8,099.8	$8,281.7

LIABILITIES
Accounts payable	$946.9	$1,063.3
Accrued liabilities	765.2	817.0
Short-term and current portion of long-term debt (Note 14)	343.0	243.7

Total current liabilities	2,055.1	2,124.0

Long-term debt (Note 14)	3,418.4	3,416.8
Pension liabilities	992.5	1,076.3
Postretirement benefits	227.5	227.3
Other noncurrent liabilities	326.6	375.1

Total liabilities	7,020.1	7,219.5

Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2012 and 2011	303.7	303.7
Additional paid-in-capital	2,828.1	2,888.7
Retained earnings	375.3	342.4
Accumulated other comprehensive loss	(881.2)	(863.3)
Treasury stock, at cost, 62.6 shares in 2012 (2011—64.5 shares)	(1,565.2)	(1,628.8)

Total RR Donnelley shareholders’ equity	1,060.7	1,042.7

Noncontrolling interests	19.0	19.5

Total equity	1,079.7	1,062.2

Total liabilities and equity	$8,099.8	$8,281.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Products	$2,189.7	$2,356.9	$4,386.2	$4,623.3
Services	338.9	266.5	667.3	583.6

Total net sales	2,528.6	2,623.4	5,053.5	5,206.9
Products cost of sales (exclusive of depreciation and amortization)	1,689.6	1,777.2	3,392.5	3,504.0
Services cost of sales (exclusive of depreciation and amortization)	244.3	204.4	486.4	433.8
Selling, general and administrative expenses (exclusive of depreciation and amortization)	275.9	309.3	559.4	636.2
Restructuring and impairment charges-net (Note 6)	34.0	75.7	84.0	126.5
Depreciation and amortization	120.9	140.7	245.9	280.9

Total operating expenses	2,364.7	2,507.3	4,768.2	4,981.4

Income from operations	163.9	116.1	285.3	225.5
Interest expense-net	63.6	61.3	124.3	119.2
Investment and other (income) expense-net	4.8	(10.0)	3.6	(9.8)
Loss on debt extinguishment	—	68.6	12.1	68.6

Earnings (loss) before income taxes	95.5	(3.8)	145.3	47.5
Income tax expense (benefit)	6.5	(16.3)	18.4	0.7

Net earnings	89.0	12.5	126.9	46.8

Less: Income attributable to noncontrolling interests	0.2	0.3	0.7	0.7

Net earnings attributable to RR Donnelley common shareholders	$88.8	$12.2	$126.2	$46.1

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.49	$0.06	$0.70	$0.23
Diluted net earnings per share	$0.49	$0.06	$0.69	$0.23
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Weighted average number of common shares outstanding:
Basic	180.7	196.7	180.1	201.9
Diluted	181.8	199.5	181.9	204.5

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$89.0	$12.5	$126.9	$46.8

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	(61.6)	26.1	(19.8)	52.2
Adjustment for net periodic pension and postretirement benefit cost	0.8	55.5	1.5	62.2
Change in fair value of derivatives	0.1	0.4	0.4	0.5

Other comprehensive income (loss)	(60.7)	82.0	(17.9)	114.9
Comprehensive income	28.3	94.5	109.0	161.7
Less: comprehensive income attributable to noncontrolling interests	0.1	0.5	0.7	0.9

Comprehensive income attributable to RR Donnelley common shareholders	$28.2	$94.0	$108.3	$160.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net earnings	$126.9	$46.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	18.0	32.4
Depreciation and amortization	245.9	280.9
Provision for doubtful accounts receivable	2.4	7.5
Share-based compensation	14.8	16.4
Deferred taxes	11.5	(28.6)
Changes in uncertain tax positions	(23.9)	(6.1)
(Gain) loss on sale of investments and other assets—net	3.9	(12.8)
Net pension and postretirement benefits (income) expense	(23.7)	37.3
Loss on debt extinguishment	12.1	68.6
Other	18.6	15.1
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(110.0)	(75.3)
Inventories	3.7	(13.2)
Prepaid expenses and other current assets	(2.3)	(14.8)
Accounts payable	(112.5)	(30.4)
Income taxes payable and receivable	(5.7)	(22.8)
Accrued liabilities and other	(113.2)	(97.7)
Pension and postretirement benefits contributions	(56.6)	(35.2)

Net cash provided by operating activities	9.9	168.1

INVESTING ACTIVITIES
Capital expenditures	(93.7)	(128.2)
Acquisitions of businesses, net of cash acquired	0.5	(75.4)
Proceeds from return of capital and sale of investments and other assets	5.9	2.1
Purchases of other investments	(2.5)	(7.0)
Transfers from restricted cash—net	(0.1)	0.1

Net cash used in investing activities	(89.9)	(208.4)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	450.0	600.0
Net change in short-term debt	(0.6)	4.6
Payments of current maturities and long-term debt	(621.7)	(481.6)
Net proceeds of credit facility borrowings	260.0	355.0
Proceeds from termination of interest rate swaps	11.0	—
Debt issuance costs	(7.5)	(9.6)
Issuance of common stock	4.9	7.1
Acquisition of common stock	—	(500.0)
Dividends paid	(93.3)	(107.7)
Distributions to noncontrolling interests	(1.2)	(2.2)

Net cash provided by (used in) financing activities	1.6	(134.4)

Effect of exchange rate on cash flows and cash equivalents	(2.3)	18.6
Net decrease in cash and cash equivalents	(80.7)	(156.1)
Cash and cash equivalents at beginning of period	449.7	519.1

Cash and cash equivalents at end of period	$369.0	363.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments (see paragraph below for discussion of an other than normal adjustment) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

2. Acquisitions

For the three and six months ended June 30, 2012, the Company recorded $0.5 million and $0.8 million of acquisition-related expenses, respectively, associated with acquisitions contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s software offers publishers and other customers a practical way to increase revenues by allowing advertisers to select unique ad selection criteria for targeted delivery. The purchase price for Sequence, which includes the Company’s estimate of contingent consideration, was $14.6 million, net of cash acquired of $0.1 million. A former equity holder of Sequence may receive contingent consideration in the form of cash payments of up to $14.0 million, subject to Sequence achieving certain milestones related to volume or revenue in 2013 and 2014. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $6.8 million using a probability weighting of the potential payouts. The Company has subsequently revised the estimated fair value of the contingent consideration as the result of a decrease in the likelihood of achieving the 2013 and 2014 milestones. The adjustment to the fair value of the contingent consideration was recognized in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Subsequent changes in the estimated contingent consideration will also be recognized in the Condensed Consolidated Statement of Operations. Sequence’s operations are included in the U.S. Print and Related Services segment.

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

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses have improved the Company’s ability to serve customers and reduced redundant management, support and manufacturing costs.

For the three and six months ended June 30, 2011, the Company recorded $0.9 million and $1.3 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the previously-held investments in Helium and contingent consideration over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The tax deductible goodwill related to these acquisitions was $46.9 million. Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

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

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2012 and 2011 presents the combined results of operations of the Company and the 2011 acquisitions described above, as if the acquisitions had occurred as of January 1, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$2,528.6	$2,635.2	$5,053.5	$5,230.0
Net earnings attributable to RR Donnelley common shareholders	88.8	1.6	126.5	42.0
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.49	$0.01	$0.70	$0.21

Diluted	$0.49	$0.01	$0.70	$0.21

The unaudited pro forma financial information for the three months ended June 30, 2012 and 2011 includes $22.1 million and $29.3 million, respectively, for the amortization of purchased intangibles. Amortization of purchased intangibles for the six months ended June 30, 2012 and 2011 was $46.4 million and $58.2 million, respectively. The unaudited pro forma financial information includes restructuring and impairment charges from operations of $34.0 million and $75.7 million for the three months ended June 30, 2012 and 2011, respectively. Restructuring and impairment charges for the six months ended June 30, 2012 and 2011 were $84.0 million and $126.9 million, respectively. Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation and amortization of purchased assets, pre-tax	$—	$(0.8)	$—	$(1.7)
Acquisition-related expenses, pre-tax	0.1	0.2	0.1	0.5
Restructuring and impairment charges, pre-tax	—	—	—	(0.4)
Inventory fair value adjustment, pre-tax	—	—	0.3	(0.3)
Other pro forma adjustments, pre-tax	—	(10.3)	0.1	(1.1)
Income taxes	(0.1)	1.3	(0.2)	2.9

3. Inventories

	June 30, 2012	December 31, 2011
Raw materials and manufacturing supplies	$232.9	$218.0
Work in process	154.9	171.2
Finished goods	213.6	218.1
LIFO reserve	(96.4)	(96.4)

Total	$505.0	$510.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

4. Property, Plant and Equipment

	June 30, 2012	December 31, 2011
Land	$104.0	$107.4
Buildings	1,178.2	1,173.2
Machinery and equipment	6,000.8	6,054.4

	7,283.0	7,335.0
Less: Accumulated depreciation	(5,564.1)	(5,480.4)

Total	$1,718.9	$1,854.6

During the three and six months ended June 30, 2012, depreciation expense was $92.6 million and $188.0 million, respectively. During the three and six months ended June 30, 2011, depreciation expense was $106.1 million and $212.3 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $24.9 million and $20.2 million at June 30, 2012 and December 31, 2011, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 at the lower of their historical net book value and their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

Goodwill at June 30, 2012 and December 31, 2011 was as follows:

	U.S. Print and Related Services	International	Total
Net book value as of December 31, 2011
Goodwill	$3,242.6	$1,278.4	$4,521.0
Accumulated impairment losses	(1,209.5)	(1,089.4)	(2,298.9)

Total	2,033.1	189.0	2,222.1

Foreign exchange and other adjustments	(0.6)	(3.1)	(3.7)

Net book value as of June 30, 2012
Goodwill	3,242.0	1,274.1	4,516.1
Accumulated impairment losses	(1,209.5)	(1,088.2)	(2,297.7)

Total	$2,032.5	$185.9	$2,218.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationship intangibles	$1,161.0	$(654.2)	$506.8	$1,164.4	$(613.6)	$550.8
Patents	98.3	(97.9)	0.4	98.3	(95.8)	2.5
Trademarks, licenses and agreements	28.7	(25.2)	3.5	28.7	(24.4)	4.3
Trade names	23.9	(10.2)	13.7	23.9	(9.3)	14.6

Total amortizable intangible assets	1,311.9	(787.5)	524.4	1,315.3	(743.1)	572.2
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total other intangible assets	$1,330.0	$(787.5)	$542.5	$1,333.4	$(743.1)	$590.3

Amortization expense for other intangible assets was $22.1 million and $28.8 million for the three months ended June 30, 2012 and 2011, respectively, and $46.4 million and $57.3 million for the six months ended June 30, 2012 and 2011, respectively. The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2012:

For the year ending December 31,	Amount
2012	$89.9
2013	86.6
2014	84.0
2015	76.4
2016	49.1
2017 and thereafter	184.8

Total	$570.8

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2012 and 2011, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$10.5	$8.6	$7.0	$26.1	$22.0	$19.5	$23.6	$65.1
International	3.0	0.5	—	3.5	6.7	2.6	0.5	9.8
Corporate	0.3	2.8	1.3	4.4	0.5	0.1	0.2	0.8

Total	$13.8	$11.9	$8.3	$34.0	$29.2	$22.2	$24.3	$75.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

For the six months ended June 30, 2012 and 2011, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$38.9	$11.9	$15.0	$65.8	$36.8	$36.0	$30.5	$103.3
International	6.8	1.1	1.0	8.9	14.6	3.4	1.0	19.0
Corporate	4.9	2.8	1.6	9.3	2.6	0.7	0.9	4.2

Total	$50.6	$15.8	$17.6	$84.0	$54.0	$40.1	$32.4	$126.5

For the three and six months ended June 30, 2012, the Company recorded net restructuring charges of $13.8 million and $50.6 million, respectively, for employee termination costs for 1,820 employees, of whom 1,578 were terminated as of June 30, 2012. These terminations resulted from the reorganization of sales and administrative functions across all segments, as well as facility closures and the reorganization of certain operations. The facility closures in the six months ended June 30, 2012 included four manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment. Additionally, the Company incurred lease termination and other restructuring charges of $11.9 million and $15.8 million for the three and six months ended June 30, 2012, respectively. The Company also recorded $8.3 million and $17.6 million of impairment charges primarily related to machinery and equipment associated with the facility closings and other asset disposals for the three and six months ended June 30, 2012, respectively. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

For the three and six months ended June 30, 2011, the Company recorded net restructuring charges of $29.2 million and $54.0 million, respectively, for employee termination costs for 1,859 employees, all of whom were terminated as of June 30, 2012. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges included the closing of three books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred multi-employer plan partial withdrawal charges, lease termination and other restructuring charges of $22.2 million and $40.1 million for the three and six months ended June 30, 2011, respectively. Of this amount, $15.8 million related to multi-employer pension plan partial withdrawal charges primarily attributable to the completed closing of three manufacturing facilities within the U.S. Print and Related Services segment. For the three and six months ended June 30, 2011, the Company also recorded $24.3 million and $32.4 million, respectively, of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the six months ended June 30, 2012 was as follows:

	December 31, 2011	Restructuring Charges	Foreign Exchange and Other	Cash Paid	June 30, 2012
Employee terminations	$27.2	$50.6	$(0.5)	$(37.7)	$39.6
Multi-employer pension withdrawal obligations	27.9	0.1	—	(1.2)	26.8
Lease terminations and other	32.6	15.7	2.4	(17.5)	33.2

Total	$87.7	$66.4	$1.9	$(56.4)	$99.6

The current portion of restructuring reserves of $55.1 million at June 30, 2012 was included in accrued liabilities, while the long-term portion of $44.5 million at June 30, 2012, primarily related to multi-employer pension plan withdrawal obligations and lease termination costs, was included in other noncurrent liabilities.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June of 2013 and payments on the multi-employer pension plan withdrawal obligations are scheduled to be substantially completed by 2031.

As of June 30, 2012, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

7. Employee Benefits

The components of net pension and postretirement benefits (income) expense for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension (income) expense
Service cost	$1.6	$21.5	$3.5	$42.8
Interest cost	47.4	48.9	94.8	97.0
Expected return on assets	(65.8)	(67.3)	(131.6)	(134.4)
Amortization, net	6.8	12.8	13.9	25.0

Net pension (income) expense	$(10.0)	$15.9	$(19.4)	$30.4

Postretirement benefits (income) expense
Service cost	$1.6	$2.3	$3.3	$4.6
Interest cost	4.6	6.2	9.2	12.4
Expected return on assets	(3.4)	(3.8)	(6.9)	(7.6)
Amortization, net	(4.9)	(1.3)	(9.9)	(2.5)

Net postretirement benefits (income) expense	$(2.1)	$3.4	$(4.3)	$6.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

On July 6, 2012, the Surface Transportation Extension Act of 2012 (the “Act”) was signed into law. The Act includes certain pension-related provisions designed to stabilize interest rates used to calculate the minimum required annual contributions for defined benefit pension plans. The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans over the next few years though these contributions are dependent on many factors, including returns on invested assets and discount rates used to determine pension obligations. The Company expects to make contributions of approximately $165 million to its pension plans and $9 million to its postretirement plans for the full year 2012, of which $51.5 million and $5.1 million, respectively, were made during the six months ended June 30, 2012. The Company estimates that it will make cash contributions totaling approximately $76 million to its pension and postretirement benefit plans in 2013.

On November 2, 2011, the Company announced a freeze on further benefit accruals under all U.S. pension plans as of December 31, 2011. Beginning January 1, 2012, participants ceased earning additional benefits under the plans and no new participants will enter these plans. Additionally, on February 1, 2012, the Company announced a freeze on further benefit accruals under its Canadian pension plans as of March 31, 2012.

The Company recognized expense of $7.3 million and $16.1 million for matching contributions under its reinstated 401(k) match for the three and six months ended June 30, 2012, respectively.

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $7.4 million and $14.8 million for the three and six months ended June 30, 2012, respectively. The total compensation expense related to all share-based compensation plans was $9.9 million and $16.4 million for the three and six months ended June 30, 2011, respectively.

Stock Options

During the six months ended June 30, 2012 and 2011, the Company granted 1,221,000 and 200,000 stock options, respectively. The fair market value of each stock option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options was determined using the following weighted average assumptions:

	2012	2011
Expected volatility	39.71%	36.69%
Risk-free interest rate	1.18%	2.54%
Expected life (years)	6.25	6.25
Expected dividend yield	5.06%	4.57%

The weighted average fair market value of options granted was $2.96 and $4.39 for the six months ended June 30, 2012 and 2011, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	3,995	$20.75	5.9	$9.5
Granted	1,221	13.22	9.7
Exercised	(197)	7.09
Cancelled/forfeited/expired	(268)	29.49

Outstanding at June 30, 2012	4,751	$18.89	6.7	$5.1

Exercisable at June 30, 2012	713	$7.09	6.7	$3.3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2012 and December 31, 2011, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2012 and December 31, 2011. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. There were no options exercised during the three months ended June 30, 2012. Total intrinsic value of options exercised for the six months ended June 30, 2012 was $1.2 million. Total intrinsic value of options exercised for the three and six months ended June 30, 2011 was less than $0.1 million and $1.0 million, respectively.

Compensation expense related to stock options for the three and six months ended June 30, 2012 was $0.7 million and $1.8 million, respectively. Compensation expense related to stock options for the three and six months ended June 30, 2011 was $0.6 million and $1.4 million, respectively. As of June 30, 2012, $4.5 million of total unrecognized compensation expense, related to 1.9 million stock options with a weighted average grant date fair market value of $3.04, is expected to be recognized over a weighted average period of 2.6 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of June 30, 2012 and December 31, 2011, and changes during the six months ended June 30, 2012, were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	4,989	$13.94
Granted	1,048	10.53
Vested	(2,617)	15.25
Forfeited	(84)	12.91

Nonvested at June 30, 2012	3,336	$11.86

Compensation expense related to restricted stock units for the three and six months ended June 30, 2012 was $6.2 million and $12.0 million, respectively. Compensation expense related to restricted stock units for the three and six months ended June 30, 2011 was $9.0 million and $14.4 million, respectively. As of June 30, 2012, there was $24.6 million of unrecognized compensation expense related to approximately 3.1 million of the total nonvested restricted stock unit awards that are expected to vest over a weighted average period of 2.2 years, with

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

a weighted average grant date fair market value of $11.79. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period.

Performance Share Units

Nonvested performance share unit awards as of June 30, 2012 and December 31, 2011, and changes during the six months ended June 30, 2012, were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	235	$15.54
Granted	233	10.12

Nonvested at June 30, 2012	468	$12.84

During the six months ended June 30, 2012 and 2011, 233,000 and 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded during the six months ended June 30, 2012 and 2011 are January 1, 2012 through December 31, 2014 and January 1, 2011 through December 31, 2013, respectively. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the six months ended June 30, 2012 and 2011 range from 116,500 to 233,000 shares and 117,500 to 235,000 shares, respectively, should certain performance targets be achieved. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company.

Compensation expense for the awards granted in 2012 and 2011 is currently being recognized based on the maximum estimated payout of 233,000 and 235,000 shares, for each respective period. Compensation expense related to performance share unit awards for the three and six months ended June 30, 2012 was $0.5 million and $1.0 million, respectively. Compensation expense related to performance share unit awards for the three and six months ended June 30, 2011 was $0.3 million and $0.6 million, respectively. As of June 30, 2012, there was $3.8 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.0 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

9. Equity

The following table summarizes the Company’s equity activity for the six months ended June 30, 2012:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2011	$1,042.7	$19.5	$1,062.2
Net earnings	126.2	0.7	126.9
Other comprehensive loss	(17.9)	—	(17.9)
Share-based compensation	14.8	—	14.8
Issuance of share-based awards, net of withholdings	(11.8)	—	(11.8)
Cash dividends paid	(93.3)	—	(93.3)
Distributions to noncontrolling interests	—	(1.2)	(1.2)

Balance at June 30, 2012	$1,060.7	$19.0	$1,079.7

The following table summarizes the Company’s equity activity for the six months ended June 30, 2011:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2010	$2,224.3	$21.1	$2,245.4
Net earnings	46.1	0.7	46.8
Other comprehensive income	114.7	0.2	114.9
Share-based compensation	16.4	—	16.4
Issuance of share-based awards, net of withholdings	(6.4)	—	(6.4)
Acquisition of common stock	(500.0)	—	(500.0)
Cash dividends paid	(107.7)	—	(107.7)
Distributions to noncontrolling interests	—	(2.7)	(2.7)

Balance at June 30, 2011	$1,787.4	$19.3	$1,806.7

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

As part of the share repurchase program, the Company entered into an accelerated share repurchase agreement (“ASR”) in 2011 with an investment bank under which the Company repurchased $500.0 million of its common stock, receiving an initial delivery of 19.9 million shares on May 10, 2011 and an additional 9.3 million shares on November 17, 2011.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

10. Earnings per Share Attributable to RR Donnelley Common Shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$88.8	$12.2	$126.2	$46.1
Denominator:
Weighted average number of common shares outstanding	180.7	196.7	180.1	201.9
Dilutive options and awards (a)	1.1	2.8	1.8	2.6

Diluted weighted average number of common shares outstanding	181.8	199.5	181.9	204.5

Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.49	$0.06	$0.70	$0.23

Diluted	$0.49	$0.06	$0.69	$0.23

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

(a)	Dilutive options and awards take into consideration the dilution of certain unvested restricted stock awards, performance share unit awards and unexercised stock option awards. For the three and six months ended June 30, 2012, restricted stock units of 2.5 million and 2.3 million, respectively, were excluded as their effect would be anti-dilutive. For the three and six months ended June 30, 2012, performance share units of 0.5 million were excluded as the performance targets upon which issuance of these shares is contingent had not yet been achieved as of the end of the current period. For the three and six months ended June 30, 2012, options to purchase 4.5 million shares and 4.2 million shares, respectively, were anti-dilutive because the option exercise price exceeded the fair value of the stock.

For the three and six months ended June 30, 2011, restricted stock units of 2.8 million and 3.0 million, respectively, were excluded as their effect would be anti-dilutive and options to purchase 3.5 million shares were anti-dilutive for both periods as the option exercise price exceeded the fair value of the stock.

As discussed in Note 9, during 2011 the Company entered into an ASR with an investment bank under which the Company repurchased $500.0 million of its common stock. Both the initial and final delivery of shares resulted in a reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share.

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(61.6)	$—	$(61.6)	$(19.8)	$—	$(19.8)
Adjustment for net periodic pension and postretirement benefit cost	2.0	1.2	0.8	3.6	2.1	1.5
Change in fair value of derivatives	0.1	—	0.1	0.6	0.2	0.4

Other comprehensive loss	$(59.5)	$1.2	$(60.7)	$(15.6)	$2.3	$(17.9)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$26.1	$—	$26.1	$52.2	$—	$52.2
Adjustment for net periodic pension and postretirement benefit cost	91.4	35.9	55.5	102.1	39.9	62.2
Change in fair value of derivatives	0.7	0.3	0.4	0.8	0.3	0.5

Other comprehensive income	$118.2	$36.2	$82.0	$155.1	$40.2	$114.9

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2012
U.S. Print and Related Services	$1,856.4	$(10.4)	$1,846.0	$165.7	$83.3	$27.3
International	707.5	(24.9)	682.6	42.0	27.1	6.9

Total operating segments	2,563.9	(35.3)	2,528.6	207.7	110.4	34.2
Corporate	—	—	—	(43.8)	10.5	14.2

Total operations	$2,563.9	$(35.3)	$2,528.6	$163.9	$120.9	$48.4

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2011
U.S. Print and Related Services	$1,927.1	$(6.2)	$1,920.9	$132.8	$98.9	$38.1
International	718.6	(16.1)	702.5	43.6	31.6	21.1

Total operating segments	2,645.7	(22.3)	2,623.4	176.4	130.5	59.2
Corporate	—	—	—	(60.3)	10.2	21.9

Total operations	$2,645.7	$(22.3)	$2,623.4	$116.1	$140.7	$81.1

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2012
U.S. Print and Related Services	$3,747.1	$(19.7)	$3,727.4	$304.9	$5,586.9	$170.9	$54.4
International	1,371.5	(45.4)	1,326.1	72.6	2,191.5	54.6	18.0

Total operating segments	5,118.6	(65.1)	5,053.5	377.5	7,778.4	225.5	72.4
Corporate	—	—	—	(92.2)	321.4	20.4	21.3

Total operations	$5,118.6	$(65.1)	$5,053.5	$285.3	$8,099.8	$245.9	$93.7

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2011
U.S. Print and Related Services	$3,885.7	$(23.7)	$3,862.0	$274.7	$6,407.2	$198.8	$55.4
International	1,379.7	(34.8)	1,344.9	87.7	2,483.3	62.0	46.9

Total operating segments	5,265.4	(58.5)	5,206.9	362.4	8,890.5	260.8	102.3
Corporate	—	—	—	(136.9)	135.7	20.1	25.9

Total operations	$5,265.4	$(58.5)	$5,206.9	$225.5	$9,026.2	$280.9	$128.2

Restructuring and impairment charges by segment for the three and six months ended June 30, 2012 and 2011 are described in Note 6.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

14. Debt

The Company’s debt consists of the following:

	June 30, 2012	December 31, 2011
Borrowings under the Credit Agreement	$325.0	$65.0
5.625% senior notes due January 15, 2012	—	158.6
4.95% senior notes due April 1, 2014	258.1	599.5
5.50% senior notes due May 15, 2015	299.8	399.8
8.60% senior notes due August 15, 2016	347.1	346.8
6.125% senior notes due January 15, 2017	523.1	522.9
7.25% senior notes due May 15, 2018	600.0	600.0
11.25% debentures due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	—
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.4	199.3
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	36.8	46.5

Total debt	3,761.4	3,660.5
Less: current portion	(343.0)	(243.7)

Long-term debt	$3,418.4	$3,416.8

(a)	On May 17, 2011 and June 14, 2012, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75% and 12.0%, respectively, as a result of downgrades in the ratings of the notes by the rating agencies.
(b)	Includes miscellaneous debt obligations, fair value adjustments to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was less than its book value by approximately $36.9 million and $80.1 million at June 30, 2012 and December 31, 2011, respectively.

On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The repurchases resulted in a pre-tax loss on debt extinguishment of $12.1 million for the six months ended June 30, 2012, consisting of a loss of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

On January 15, 2012, proceeds from borrowings under the Company’s unsecured and committed revolving credit agreement (the “Credit Agreement”) were used to pay the $158.6 million 5.625% senior notes that matured on January 15, 2012.

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

Interest income was $4.1 million and $7.7 million for the three and six months ended June 30, 2012, respectively. Interest income was $3.6 million and $6.2 million for the three and six months ended June 30, 2011, respectively.

15. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities in the Condensed Consolidated Balance Sheets at their respective fair values. Unrealized gains and losses related to derivatives are recorded in other comprehensive income (loss), net of applicable income taxes, or in the Condensed Consolidated Statements of Operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as cash flow hedges, the effective portion of the unrealized gain or loss related to the derivatives are generally recorded in other comprehensive income (loss) until the transaction affects earnings. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the Condensed Consolidated Statements of Operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Condensed Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is also recognized currently in the Condensed Consolidated Statements of Operations.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at June 30, 2012 and December 31, 2011 was $114.6 million and $78.3 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million, are designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which are attributable to changes in the benchmark interest rate.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $600.0 million at inception, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which are attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional amount of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps.

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

At June 30, 2012 and December 31, 2011, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included were as follows:

	June 30, 2012	December 31, 2011
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.6	$0.3
Accrued liabilities	0.1	0.3
Derivatives designated as fair value hedges
Other noncurrent assets	$12.6	$19.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 were as follows:

	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$3.1	$(0.1)	$2.4	$(1.7)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2012 and 2011 were as follows:

	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$(8.7)	$(7.2)	$(3.5)	$(3.3)
Hedged items	Investment and other (income) expense-net	9.5	6.7	3.3	2.6

Total (gain) loss recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other (income) expense-net	$0.8	$(0.5)	$(0.2)	$(0.7)

The Company also recognized a net reduction to interest expense of $2.0 million and $4.0 million for the three and six months ended June 30, 2012, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2011 related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of June 30, 2012 and December 31, 2011.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2 for further discussion on

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three and six months ended June 30, 2012 and 2011 are summarized below:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012		As of June 30, 2012
	Impairment charge	Fair value measurement (Level 3)	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$1.6	$4.9	$7.2	$9.1	$8.7
Long-lived assets held for sale or disposal	7.6	9.2	11.4	10.7	8.1

Total	$9.2	$14.1	$18.6	$19.8	$16.8

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		As of June 30, 2011
	Impairment charge	Fair value measurement (Level 3)	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$12.1	$8.2	$14.1	$68.5	$65.8
Long-lived assets held for sale or disposal	12.4	—	18.2	1.3	1.3

Total	$24.5	$8.2	$32.3	$69.8	$67.1

During the three and six months ended June 30, 2012, impairment charges of $1.6 million and $7.2 million, respectively, were recognized on long-lived assets held and used. These assets had carrying amounts before the impairment charges of $6.5 million and $16.3 million during the three months and six months ended June 30, 2012, respectively, and were written down to fair values of $4.9 million and $9.1 million during the three and six months ended June 30, 2012, respectively.

During the three and six months ended June 30, 2011, impairment charges of $12.1 million and $14.1 million, respectively, were recognized on long-lived assets held and used. These assets had carrying amounts before the impairment charges of $20.3 million and $82.6 million during the three months and six months ended June 30, 2011, respectively, and were written down to fair values of $8.2 million and $68.5 million during the three and six months ended June 30, 2011, respectively.

During the three and six months ended June 30, 2012, impairment charges of $7.6 million and $11.4 million, respectively, were recognized on long-lived assets held for sale or disposal. These assets had carrying amounts before the impairment charges of $16.4 million and $21.7 million during the three and six months ended June 30, 2012, respectively, and were written down to fair values of $9.2 million and $10.7 million during the three and six months ended June 30, 2012, respectively. These fair values were reduced by estimated costs to sell of $0.4 million for the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2011, impairment charges of $12.4 million and $18.2 million, respectively, were recognized on long-lived assets held for sale or disposal. These assets had carrying amounts before the impairment charges of $12.4 million and $19.5 million during the three and six months ended June 30, 2011, respectively, and were written down to fair values of zero and $1.3 million during the three and six months ended June 30, 2011, respectively.

The fair values of the long-lived assets held and used and long-lived assets held for sale or disposal were determined using Level 3 inputs and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties are adjusted as necessary for the condition and attributes of the specific asset. The Company’s accounting and

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

See Note 14 for the fair value of the Company’s debt.

17. Income Taxes

The Company’s unrecognized tax benefits at June 30, 2012 and December 31, 2011 were as follows:

Balance at December 31, 2011	$76.4
Additions for tax positions of the current year	2.8
Additions for tax positions of the prior year	0.5
Reductions for tax positions of prior years	(24.6)
Settlements during the year	(1.7)

Balance at June 30, 2012	$53.4

During the three and six months ended June 30, 2012, the Company recognized $24.6 million of previously unrecognized tax benefits, substantially all of which was due to the resolution of certain U.S. federal uncertain tax positions. As of June 30, 2012, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $18.8 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

18. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. ASU 2012-02 will be effective for the Company in the first quarter of 2013; however, as permitted, the Company will early adopt ASU 2012-02 in the third quarter of 2012. ASU 2012-02 is expected to reduce the complexity of testing indefinite-lived intangible assets for impairment, but otherwise will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. ASU 2011-11 will be effective for the Company in the first quarter of 2013 and may require additional disclosures, but otherwise is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Updated No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Standards Update No. 2011-05” (“ASU 2011-12”), which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s financial statement presentation, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

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

Business acquisitions

On May 22, 2012, the Company announced that it had signed a definitive agreement to acquire EDGAR Online for approximately $70.5 million. EDGAR Online, a leading provider of disclosure management services, financial data and enterprise risk analytics software and solutions, is headquartered in Rockville, Maryland. The acquisition is expected to close in the third quarter of 2012 and is subject to customary closing conditions, including approval by EDGAR Online shareholders.

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

Executive Summary

Financial Performance: Three Months Ended June 30, 2012

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2012, from the three months ended June 30, 2011, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended June 30, 2011	$116.1	4.4%	$12.2	$0.06
2012 restructuring and impairment charges	(34.0)	(1.3%)	(22.7)	(0.13)
2011 restructuring and impairment charges	75.7	2.9%	57.8	0.29
Acquisition-related expenses	0.4	—	0.3	—
Net gain (loss) on investments	—	—	(12.1)	(0.06)
Loss on debt extinguishment	—	—	44.3	0.22
Recognition of income tax benefits	—	—	26.1	0.14
Operations	5.7	0.5%	(17.1)	(0.03)

For the three months ended June 30, 2012	$163.9	6.5%	88.8	0.49

2012 restructuring and impairment charges: included pre-tax charges of $13.8 million for employee termination costs; $11.9 million of other restructuring costs, including lease termination costs; and $8.3 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

2011 restructuring and impairment charges: included pre-tax charges of $29.2 million for employee termination costs; $22.2 million of other restructuring costs, primarily related to $15.8 million of multi-employer pension plan partial withdrawal charges; and $24.3 million for impairment of other long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition.

Acquisition-related expenses: included pre-tax charges of $0.5 million ($0.5 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2012 associated with acquisitions contemplated. For the three months ended June 30, 2011, these pre-tax charges were $0.9 million ($0.8 million after-tax) for acquisitions completed or contemplated.

Net gain (loss) on investments: included a pre-tax impairment loss on an equity investment of $4.1 million ($2.6 million after-tax) for the three months ended June 30, 2012. The three months ended June 30, 2011 included a pre-tax gain of $9.8 million ($9.5 million after-tax) as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

Loss on debt extinguishment: included a pre-tax loss of $68.6 million ($44.3 million after-tax) for the three months ended June 30, 2011 due to the repurchase of $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Recognition of income tax benefits: included the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions for the three months ended June 30, 2012.

Operations: reflected cost savings from restructuring activities, lower pension and postretirement benefits expenses and lower depreciation and amortization expense. These cost reductions were partially offset by a net decrease in volume and unfavorable product mix, price declines and lower recovery on print-related by-products. Income tax expense increased as compared to the same period in the prior year reflecting the 2011 release of reserves related to the resolution of certain state audits and the release of valuation allowances on certain deferred tax assets. See further details in the review of operating results by segment that follows below.

Financial Performance: Six Months Ended June 30, 2012

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2012, from the six months ended June 30, 2011, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the six months ended June 30, 2011	$225.5	4.3%	$46.1	$0.23
2012 restructuring and impairment charges	(84.0)	(1.7%)	(55.9)	(0.31)
2011 restructuring and impairment charges	126.5	2.4%	92.1	0.45
Acquisition-related expenses	0.5	—	0.4	0.01
Net gain (loss) on investments	—	—	(12.1)	(0.06)
Loss on debt extinguishment	—	—	36.4	0.18
Recognition of income tax benefits	—	—	26.1	0.14
Operations	16.8	0.6%	(6.9)	0.05

For the six months ended June 30, 2012	$285.3	5.6%	126.2	0.69

2012 restructuring and impairment charges: included pre-tax charges of $50.6 million for employee termination costs; $15.8 million of other restructuring costs, including lease termination costs; and $17.6 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

2011 restructuring and impairment charges: included pre-tax charges of $54.0 million for employee termination costs; $40.1 million of other restructuring costs, partially related to $15.8 million of multi-employer pension plan partial withdrawal charges, as well as lease termination costs; and $32.4 million for impairment of other long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the Bowne acquisition.

Acquisition-related expenses: included pre-tax charges of $0.8 million ($0.8 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2012 associated with acquisitions contemplated. For the six months ended June 30, 2011, these pre-tax charges were $1.3 million ($1.2 million after-tax) for acquisitions completed or contemplated.

Net gain (loss) on investments: included a pre-tax impairment loss on an equity investment of $4.1 million ($2.6 million after-tax) for the six months ended June 30, 2012. The six months ended June 30, 2011 included a pre-tax gain of $9.8 million ($9.5 million after-tax) as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

Loss on debt extinguishment: included a pre-tax loss of $12.1 million ($7.9 million after-tax) for the six months ended June 30, 2012 due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes. For the six months ended June 30, 2011, a pre-tax loss on debt extinguishment of $68.6 million ($44.3 million after-tax) was recognized due to the repurchase of $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Recognition of income tax benefits: included the recognition of previously unrecognized tax benefits related to the resolution of certain U.S. federal uncertain tax positions for the six months ended June 30, 2012.

Operations: reflected lower pension and postretirement benefits expenses, cost savings from restructuring activities and lower depreciation and amortization expense. These cost reductions were partially offset by a net decrease in volume and unfavorable product mix, price declines, lower recovery on print-related by-products and the Company’s reinstated 401(k) match. Income tax expense increased as compared to the same period in the prior year reflecting the 2011 release of reserves related to the resolution of certain state audits and the release of valuation allowances on certain deferred tax assets. See further details in the review of operating results by segment that follows below.

Overview

During the second quarter of 2012, the Company experienced the impact of continued economic uncertainty and the increasing impact of electronic substitution on certain product offerings. Net sales decreased during the second quarter of 2012 compared to the second quarter of 2011 in the U.S. Print and Related Services segment, resulting from lower overall volume, a decline in pass-through paper sales and ongoing price pressures, and in the International segment, primarily due to changes in foreign exchanges rates. These decreases were partially offset by organic growth in certain products and services during the second quarter of 2012, despite the difficult environment. In particular, the Company had organic growth in logistics, business process outsourcing, Asia and office products. The largest net sales declines were experienced in books and directories, due to reduced state and local funding for educational materials and electronic substitution; Europe, due to changes in foreign exchange rates, a decline in capital markets transactions activity and lower print bundling volume; magazines, catalogs and retail inserts, due mostly to customers furnishing their own paper; Latin America, due primarily to changes in foreign exchange rates and lower book, commercial print and forms volumes in Chile and Brazil; and financial print, due to a decline in capital markets transactions activity.

During the six months ended June 30, 2012 the Company’s operating margin increased from 4.3% to 5.6% as compared to the same period in the prior year. This increase was partially driven by several restructuring actions initiated by the Company in the current and prior year to further reduce the Company’s overall cost structure. These actions included the reorganization of sales and administrative functions across all segments. In addition, the Company completed or announced closures of five manufacturing facilities during the six months ended June 30, 2012.

Net cash provided by operating activities for the six months ended June 30, 2012 was $9.9 million as compared to $168.1 million for the six months ended June 30, 2011. The decrease in cash provided by operating activities primarily resulted from shifts in the timing of supplier payments and cash collections, higher pension and postretirement contributions and the Company’s reinstated 401(k) match, partially offset by lower payments for employee incentive compensation. Similar to 2011, the Company also expects higher net cash inflows from operations in the second half of 2012 due to normal operating cycles of the Company’s business. On July 6, 2012, the Surface Transportation Extension Act of 2012 (the “Act”) was signed into law. Changes in pension funding requirements primarily as a result of the Act reduced the Company’s expected 2012 pension and postretirement contributions by approximately $42 million as compared to previous estimates. These changes are expected to result in additional reductions of the Company’s required contributions in 2013 and 2014. The Company expects to make pension and postretirement contributions of approximately $174 million during the twelve months ending December 31, 2012, which is expected to result in lower operating cash flows as compared to the prior year. Of this amount, $56.6 million was paid during the six months ended June 30, 2012. The majority of the remaining contributions are expected to be made during the third quarter.

On May 22, 2012, the Company announced that it had signed a definitive agreement to acquire EDGAR Online for approximately $70.5 million. EDGAR Online, a leading provider of disclosure management services, financial data and enterprise risk analytics software and solutions, is headquartered in Rockville, Maryland. The Company expects the acquisition of EDGAR Online to expand and enhance the range of services that the Company offers to its customers. In addition, this acquisition is expected to be accretive to earnings in the first full year after closing. The acquisition is expected to close in the third quarter of 2012 and is subject to customary closing conditions, including approval by EDGAR Online shareholders.

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

As a substitute for print, the impact of digital technologies has been felt mainly in books, directories, forms and statement printing. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to accelerate electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In addition, rapid growth in the adoption of e-books is having an increasing impact on consumer print book volume, though only a limited impact on educational and specialty books. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in the Company’s existing business to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first half of 2012, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impact the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. However, the Company enters into fixed price contracts for a portion of its natural gas purchases to mitigate the impact of changes in energy prices. The Company cannot predict sudden changes in energy prices and the impact that possible future energy price increases or decreases might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

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

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the six months ended June 30, 2012 compared to expected results as of October 31, 2011. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since October 31, 2011, the market value of the Company’s stock has decreased while market yields on the Company’s debt have increased in recent months.

Management considered these trends in performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of June 30, 2012, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2012, the Company’s next annual measurement date.

In particular, the books and directories reporting unit has continued to experience declines in sales due to lower demand for educational books as a result of state and local government budget constraints, the impact of electronic substitution on directory and consumer book volumes and pricing pressures driven by excess capacity in the industry. Continued negative trends could have a significant impact on the estimated fair value of this reporting unit and could result in future impairment charges. Significant uncertainty exists with respect to the timing and extent of recovery in education book volumes and the pace of electronic substitution for printed consumer books. As of the October 31, 2011 annual goodwill impairment test, the books and directories reporting unit’s estimated fair value exceeded book value by approximately 18%. As of June 30, 2012 $318.6 million of goodwill was allocated to the books and directories reporting unit, which is included within the U.S. Print and Related Services segment.

The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. As experienced in prior years, declines in the market value of the securities held by the plans have reduced, and in the future could materially reduce, the funded status of the plans. These reductions have increased the level of expected required pension and postretirement contributions in future years. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. The Act, signed into law in July of 2012, includes certain pension-related provisions designed to stabilize interest rates used to calculate the minimum required annual contributions for defined benefit pension plans. The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans over the next few years though these contributions are dependent on many factors, including returns on invested assets and discount rates used to determine the pension obligations. Based on current estimates, the Company expects to make cash contributions of approximately $174 million to its pension and postretirement plans in 2012 and approximately $76 million in 2013.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

The following table shows the results of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$2,189.7	$2,356.9	$(167.2)	(7.1%	)
Services	338.9	266.5	72.4	27.2%

Total net sales	2,528.6	2,623.4	(94.8)	(3.6%	)
Products cost of sales (exclusive of depreciation and amortization)	1,689.6	1,777.2	(87.6)	(4.9%	)
Services cost of sales (exclusive of depreciation and amortization)	244.3	204.4	39.9	19.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	275.9	309.3	(33.4)	(10.8%	)
Restructuring and impairment charges—net	34.0	75.7	(41.7)	(55.1%	)
Depreciation and amortization	120.9	140.7	(19.8)	(14.1%	)

Total operating expenses	2,364.7	2,507.3	(142.6)	(5.7%	)

Income from operations	$163.9	$116.1	$47.8	41.2%

Consolidated

Net sales of products for the three months ended June 30, 2012 decreased $167.2 million, or 7.1%, to $2,189.7 million versus the same period in the prior year, including a $40.6 million, or 1.7%, decrease due to changes in foreign exchange rates. Net sales of products decreased in the U.S. Print and Related Services segment, resulting from lower overall volume, decreased pass-through paper sales, a decline in capital markets transactions activity and ongoing price pressure, and in the International segment, primarily due to changes in foreign exchange rates. These decreases were partially offset by increased volume in business process outsourcing, higher volume in office products and organic growth in Asia.

Net sales from services for the three months ended June 30, 2012 increased $72.4 million, or 27.2%, to $338.9 million versus the same period in the prior year. Net sales from financial services increased, driven in part by changes in the classification of certain financial services revenues, as well as increased XBRL financial services volume. Logistics volume also increased, driven primarily by growth in freight brokerage services. These increases were partially offset by changes in foreign exchange rates of $2.7 million, or 1.0%.

Products cost of sales decreased $87.6 million to $1,689.6 million for the three months ended June 30, 2012 versus the same period in the prior year primarily due to lower overall volume. Products cost of sales as a percentage of products net sales increased from 75.4% to 77.2%, reflecting unfavorable product mix, price declines and lower recovery on print-related by-products.

Services cost of sales increased $39.9 million to $244.3 million for the three months ended June 30, 2012 versus the same period in the prior year primarily due to increased financial services revenue and higher logistics volume. Services cost of sales as a percentage of services net sales decreased from 76.7% to 72.1%, reflecting favorable mix and pricing in logistics.

Selling, general and administrative expenses decreased $33.4 million to $275.9 million, and from 11.8% to 10.9% as a percentage of net sales, for the three months ended June 30, 2012 versus the same period in the prior year due to lower pension and postretirement benefits expenses, primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, and cost savings from restructuring activities.

For the three months ended June 30, 2012, the Company recorded net restructuring and impairment charges of $34.0 million compared to $75.7 million in the same period of 2011. In 2012, these charges included $13.8 million for employee termination costs for 455 employees, of whom 267 were terminated as of June 30, 2012. These terminations resulted from the reorganization of sales and administrative functions across all segments, the closing of two manufacturing facilities within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, for the three months ended June 30, 2012, the Company incurred lease termination and other restructuring charges of $11.9 million and impairment charges of $8.3 million, primarily related to machinery and equipment associated with the facility closings and other asset disposals.

Restructuring charges for the three months ended June 30, 2011 included $29.2 million for employee termination costs for 1,150 employees, all of whom were terminated as of June 30, 2012. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. The charges also related to the closing of two books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. Additionally, for the three months ended June 30, 2011 the Company incurred other restructuring charges, including lease termination and other facility closure costs of $22.2 million, of which $15.8 million related to multi-employer pension plan partial withdrawal charges primarily related to the closing of three manufacturing facilities. For the three months ended June 30, 2011, the Company also recorded $24.3 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings.

Depreciation and amortization decreased $19.8 million to $120.9 million for the three months ended June 30, 2012 compared to the same period in 2011, primarily due to the impact of lower capital spending in recent years compared to historical levels, certain other intangible assets becoming fully amortized during the period and the impairment of $90.7 million of other intangible assets in the fourth quarter of 2011. Depreciation and amortization included $22.1 million and $28.8 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the three months ended June 30, 2012 and 2011, respectively.

Income from operations for the three months ended June 30, 2012 was $163.9 million, an increase of 41.2% compared to the three months ended June 30, 2011. The increase was due to lower restructuring and impairment charges, cost savings from restructuring activities, lower pension and postretirement benefits expenses and lower depreciation and amortization expense, partially offset by lower overall volume and unfavorable product mix, declining prices and lower recovery on print-related by-products.

Net interest expense increased by $2.3 million for the three months ended June 30, 2012 versus the same period in 2011, primarily due to the June 1, 2011 issuance of $600.0 million of 7.25% senior notes due May 15, 2018 and the March 13, 2012 issuance of $450.0 million of 8.25% senior notes due March 15, 2019 as well as increased borrowings under the Credit Agreement, partially offset by the repayment of $341.8 million of the 4.95% senior notes due April 1, 2014, $158.6 million of the 5.625% senior notes due January 15, 2012 and $100.0 million of the 5.50% senior notes due May 15, 2015 in the first quarter of 2012.

Net investment and other (income) expense for the three months ended June 30, 2012 and 2011 was expense of $4.8 million and income of $10.0 million, respectively. The three months ended June 30, 2012 included an impairment loss on an equity investment of $4.1 million. The three months ended June 30, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment.

Loss on debt extinguishment for the three months ended June 30, 2011 was $68.6 million due to the repurchase of $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

The effective income tax rate for the three months ended June 30, 2012 was a provision of 6.8% compared to a benefit of 428.9% in the same period of 2011. The tax rate in 2012 reflects the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions. The rate in 2011 reflects the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. state tax audits as well as the release of valuation allowances on certain deferred tax assets within the U.S. and Europe.

Income attributable to noncontrolling interests was $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively.

Net earnings attributable to RR Donnelley common shareholders for the three months ended June 30, 2012 was $88.8 million, or $0.49 per diluted share, compared to $12.2 million, or $0.06 per diluted share, for the three months ended June 30, 2011. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 17.7 million primarily due to the purchase of shares as a result of the accelerated share repurchase in 2011.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended June 30,
	2012	2011
	(in millions, except percentages)
Net sales	$1,846.0	$1,920.9
Income from operations	165.7	132.8
Operating margin	9.0%	6.9%
Restructuring and impairment charges	26.1	65.1

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Three Months Ended June 30,
Reporting unit	2012	2011	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts (a)	$424.3	$444.3	$(20.0)	(4.5%	)
Variable print (a)	276.3	288.9	(12.6)	(4.4%	)
Books and directories (a)	277.1	310.5	(33.4)	(10.8%	)
Financial print	265.9	283.7	(17.8)	(6.3%	)
Forms and labels	185.5	193.6	(8.1)	(4.2%	)
Logistics	180.9	162.5	18.4	11.3%
Commercial (a)	133.1	149.5	(16.4)	(11.0%	)
Office products	66.4	52.9	13.5	25.5%
Premedia	36.5	35.0	1.5	4.3%

Total U.S. Print and Related Services	$1,846.0	$1,920.9	$(74.9)	(3.9%	)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended June 30, 2012 were $1,846.0 million, a decrease of $74.9 million, or 3.9%, compared to the same period in 2011. Net sales decreased due to lower volume in both books and directories, decreases in pass-through paper sales, declines in capital markets transactions activity, lower commercial, statement and direct mail printing volume and lower prices, partially offset by higher volume in freight brokerage services, office products and XBRL financial services. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales and price declines, partially offset by higher catalog volume.

•	Variable print: Sales decreased as a result of lower statement and direct mail printing volume and continued price pressures.

•

Books and directories: Sales decreased due to lower volume in educational books, consumer books and directories primarily as a result of lower state funding for educational materials and electronic substitution, as well as lower pass-through paper sales and price declines for books.

•	Financial print: Sales decreased due to a decline in capital markets transactions activity, partially offset by an increase in XBRL financial services volume.

•	Forms and labels: Sales decreased due to lower forms and labels volume and price declines, partially offset by sales resulting from the Stratus acquisition.

•	Logistics: Sales increased primarily due to higher freight brokerage services volume as well as increased courier and expedited logistics services.

•	Commercial: Sales decreased due to lower volume, unfavorable product mix and lower pricing.

•	Office products: Sales increased as the result of new business from existing customers, an increase in back-to-school supplies volume and favorable pricing.

•	Premedia: Sales increased slightly due to higher volume, largely offset by price pressures on contract renewals.

U.S. Print and Related Services segment income from operations increased $32.9 million for the three months ended June 30, 2012 mainly driven by lower restructuring and impairment charges, cost savings from restructuring activities and lower depreciation and amortization expense, partially offset by lower overall volume, lower recovery on print-related by-products and price declines. Operating margins increased from 6.9% for the three months ended June 30, 2011 to 9.0% for the three months ended June 30, 2012, due to lower restructuring and impairment charges, cost savings from restructuring activities and lower depreciation and amortization expense.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2012	2011
	(in millions, except percentages)
Net sales	$682.6	$702.5
Income from operations	42.0	43.6
Operating margin	6.2%	6.2%
Restructuring and impairment charges	3.5	9.8

	Net Sales for the Three Months Ended June 30,
Reporting unit	2012	2011	$ Change	% Change
	(in millions, except percentages)
Asia	$170.8	$158.1	$12.7	8.0%
Business process outsourcing	159.0	140.8	18.2	12.9%
Latin America	109.1	127.1	(18.0)	(14.2%	)
Europe	94.0	123.1	(29.1)	(23.6%	)
Global Turnkey Solutions	79.4	74.8	4.6	6.1%
Canada	70.3	78.6	(8.3)	(10.6%	)

Total International	$682.6	$702.5	$(19.9)	(2.8%	)

Net sales for the International segment for the three months ended June 30, 2012 were $682.6 million, a decrease of $19.9 million, or 2.8%, compared to the same period in 2011. The net sales decrease was due to changes in foreign exchange rates of $43.3 million, or 6.2%, a decline in capital markets transactions activity, decreased print bundling volume in Europe, lower volume in Latin America and price pressures, partially offset by increased volume in business process outsourcing, Asia and Global Turnkey Solutions and higher pass-through paper sales in Asia. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to increased volume in print bundling and packaging services, increased pass-through paper sales and higher book export volume, partially offset by a decline in capital markets transactions activity and price declines.

•

Business process outsourcing: Sales increased due to higher pass-through sales in print management, increased global outsourcing volume and volume increases from new and existing customers, partially offset by changes in foreign exchange rates.

•

Latin America: Sales decreased due to changes in foreign exchange rates, declines in book and commercial print volume in Chile and lower forms and book volume in Brazil, partially offset by higher commercial print volume in Argentina and Mexico and favorable pricing.

•

Europe: Sales decreased due to changes in foreign exchange rates, a decline in capital markets transactions activity, lower print bundling volume and declines in directories volume, partially offset by increased commercial print volume.

•	Global Turnkey Solutions: Sales increased primarily due to volume increases from existing and new customer contracts, partially offset by lower volume from the loss of a customer and price pressures.

•

Canada: Sales decreased due to declines in forms and commercial volumes, changes in foreign exchange rates and a decline in capital markets transactions activity, partially offset by higher statement printing volume for a new customer.

Income from operations decreased $1.6 million primarily due to lower capital markets transactions activity, volume decreases in Europe, wage inflation in Latin America and Asia and price declines, largely offset by cost savings from restructuring activities, lower restructuring and impairment charges and increased volume in Global Turnkey Solutions, Asia and business process outsourcing. Operating margins remained constant at 6.2% for the three months ended June 30, 2012 and 2011, reflecting cost savings from restructuring activities, lower restructuring and impairment charges and higher volume in certain products and services, partially offset by wage inflation, price declines and higher pass-through sales in print management.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Three Months Ended June 30,
	2012	2011
	(in millions)
Operating expenses	$43.8	$60.3
Restructuring and impairment charges	4.4	0.8
Acquisition-related expenses	0.5	0.9

Corporate operating expenses in the three months ended June 30, 2012 were $43.8 million, a decrease of $16.5 million compared to the same period in 2011. The decrease was driven by lower pension and postretirement benefits expenses, primarily related to the freeze on further benefit accruals for all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively and lower LIFO inventory provisions, partially offset by higher healthcare costs, the Company’s reinstated 401(k) match and increased restructuring and impairment charges.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

The following table shows the results of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$4,386.2	$4,623.3	$(237.1)	(5.1%	)
Services	667.3	583.6	83.7	14.3%

Total net sales	5,053.5	5,206.9	(153.4)	(2.9%	)
Products cost of sales (exclusive of depreciation and amortization)	3,392.5	3,504.0	(111.5)	(3.2%	)
Services cost of sales (exclusive of depreciation and amortization)	486.4	433.8	52.6	12.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	559.4	636.2	(76.8)	(12.1%	)
Restructuring and impairment charges-net	84.0	126.5	(42.5)	(33.6%	)
Depreciation and amortization	245.9	280.9	(35.0)	(12.5%	)

Total operating expenses	4,768.2	4,981.4	(213.2)	(4.3%	)

Income from operations	$285.3	$225.5	$59.8	26.5%

Consolidated

Net sales of products for the six months ended June 30, 2012 decreased $237.1 million, or 5.1%, to $4,386.2 million versus the same period in the prior year, including a $58.9 million, or 1.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased in the U.S. Print and Related Services segment, resulting from lower overall volume, a decline in capital markets transactions activity, decreased pass-through paper sales and ongoing price pressures, and in the International segment, primarily due to changes in foreign exchange rates. These decreases were partially offset by increased volume in business process outsourcing, the rebate adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers and organic growth in Asia.

Net sales from services for the six months ended June 30, 2012 increased $83.7 million, or 14.3%, to $667.3 million versus the same period in the prior year. Net sales from services increased due to higher logistics volume, driven primarily by growth in freight brokerage services, as well as increased volume in XRBL financial services, partially offset by changes in foreign exchange rates of $4.1 million, or 0.7%.

Products cost of sales decreased $111.5 million to $3,392.5 million for the six months ended June 30, 2012 versus the same period in the prior year primarily due to lower overall volume. Products cost of sales as a percentage of products net sales increased from 75.8% to 77.3%, reflecting unfavorable product mix, price pressures and lower recovery on print-related by-products.

Services cost of sales increased $52.6 million to $486.4 million for the six months ended June 30, 2012 versus the same period in the prior year primarily due to higher logistics volume as well as increased XBRL financial services volume. Services cost of sales as a percentage of services net sales decreased from 74.3% to 72.9%, reflecting favorable mix and pricing in logistics.

Selling, general and administrative expenses decreased $76.8 million to $559.4 million, and from 12.2% to 11.1% as a percentage of net sales, for the six months ended June 30, 2012 versus the same period in the prior year due to lower pension and postretirement benefits expenses, primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, and cost savings from restructuring activities.

For the six months ended June 30, 2012, the Company recorded net restructuring and impairment charges of $84.0 million compared to $126.5 million in the same period of 2011. In 2012, these charges included $50.6 million for employee termination costs for 1,820 employees, of whom 1,578 were terminated as of June 30, 2012. These terminations resulted from the reorganization of sales and administrative functions across all segments, the closing of four manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, for the six months ended June 30, 2012, the Company incurred lease termination and other restructuring charges of $15.8 million and impairment charges of $17.6 million, primarily related to machinery and equipment associated with the facility closings and other asset disposals.

Restructuring charges for the six months ended June 30, 2011 included $54.0 million for employee termination costs for 1,859 employees, all of whom were terminated as of June 30, 2012. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. The charges also related to the closing of three books and directories manufacturing facilities and one commercial manufacturing facility within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $40.1 million, of which $15.8 million related to multi-employer pension plan partial withdrawal charges primarily related to the closing of three manufacturing facilities. For the six months ended June 30, 2011, the Company also recorded $32.4 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings.

Depreciation and amortization decreased $35.0 million to $245.9 million for the six months ended June 30, 2012 compared to the same period in 2011, primarily due to the impact of lower capital spending in recent years compared to historical levels, certain other intangible assets becoming fully amortized during the period and the impairment of $90.7 million of other intangible assets in the fourth quarter of 2011. Depreciation and amortization included $46.4 million and $57.3 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the six months ended June 30, 2012 and 2011, respectively.

Income from operations for the six months ended June 30, 2012 was $285.3 million, an increase of 26.5% compared to the six months ended June 30, 2011. The increase was due to lower pension and postretirement benefits expenses, cost savings from restructuring activities, lower restructuring and impairment charges and lower depreciation and amortization expense, partially offset by lower overall volume, price declines and lower recovery on print-related by-products.

Net interest expense increased by $5.1 million for the six months ended June 30, 2012 versus the same period in 2011, primarily due to the June 1, 2011 issuance of $600.0 million of 7.25% senior notes due May 15, 2018 and the March 13, 2012 issuance of $450.0 million of 8.25% senior notes due March 15, 2019 as well as increased borrowings under the Credit Agreement, partially offset by the repayment of $341.8 million of the 4.95% senior notes due April 1, 2014, $158.6 million of the 5.625% senior notes due January 15, 2012 and $100.0 million of the 5.50% senior notes due May 15, 2015 during the six months ended June 30, 2012.

Net investment and other (income) expense for the six months ended June 30, 2012 and 2011 was expense of $3.6 million and income of $9.8 million, respectively. The six months ended June 30, 2012 included an impairment loss on an equity investment of $4.1 million. The six months ended June 30, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment.

Loss on debt extinguishment for the six months ended June 30, 2012 was $12.1 million due to the 2012 repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes. Loss on debt extinguishment for the six months ended June 30, 2011 was $68.6 million due to the repurchase of $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

The effective income tax rate for the six months ended June 30, 2012 was 12.7% compared to 1.5% in the same period of 2011. The tax rate in 2012 reflects the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and the release of valuation allowances on certain deferred tax assets in Europe. The rate in 2011 reflects the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. state audits as well as the release of valuation allowances on certain deferred tax assets within the U.S. and Europe.

Income attributable to noncontrolling interests was $0.7 million for the six months ended June 30, 2012 and 2011, respectively.

Net earnings attributable to RR Donnelley common shareholders for the six months ended June 30, 2012 was $126.2 million, or $0.69 per diluted share, compared to $46.1 million, or $0.23 per diluted share, for the six months ended June 30, 2011. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 22.6 million primarily due to the purchase of shares as a result of the accelerated share repurchase in 2011.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Six Months Ended June 30,
	2012	2011
	(in millions, except percentages)
Net sales	$3,727.4	$3,862.0
Income from operations	304.9	274.7
Operating margin	8.2%	7.1%
Restructuring and impairment charges	65.8	103.3

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Six Months Ended June 30,
Reporting unit	2012	2011	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts (a)	$865.1	$904.3	$(39.2)	(4.3%	)
Variable print (a)	576.4	610.3	(33.9)	(5.6%	)
Books and directories (a)	556.8	625.2	(68.4)	(10.9%	)
Financial print	490.4	524.5	(34.1)	(6.5%	)
Forms and labels	376.4	392.9	(16.5)	(4.2%	)
Logistics	361.2	323.9	37.3	11.5%
Commercial (a)	277.7	297.3	(19.6)	(6.6%	)
Office products	147.2	110.6	36.6	33.1%
Premedia	76.2	73.0	3.2	4.4%

Total U.S. Print and Related Services	$3,727.4	$3,862.0	$(134.6)	(3.5%	)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the six months ended June 30, 2012 were $3,727.4 million, a decrease of $134.6 million, or 3.5%, compared to the same period in 2011. Net sales decreased due to lower volume in both books and directories, a decline in capital markets transactions activity, decreases in pass-through paper sales, lower volume in direct mail and statement printing and price declines, partially offset by increased freight brokerage services volume, the rebate adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers, and increased XBRL financial services and office products volume. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, price pressures and reduced volume and unfavorable product mix.

•	Variable print: Sales decreased as a result of lower direct mail and statement printing volume and lower pricing, partially offset by higher digital print and fulfillment volume.

•

Books and directories: Sales decreased due to lower volume in consumer books, educational books and directories primarily as a result of electronic substitution and lower state funding for educational materials, as well as lower pass-through paper sales and price declines for books, partially offset by favorable pricing for directories.

•	Financial print: Sales decreased primarily due to a decline in capital markets transactions activity as well as price pressures, partially offset by an increase in XBRL financial services volume.

•	Forms and labels: Sales declined due to lower forms and labels volume and price declines, partially offset by sales resulting from the Stratus acquisition.

•	Logistics: Sales increased primarily due to higher freight brokerage services volume as well as increased courier and expedited logistics services.

•	Commercial: Sales decreased due to lower volume, unfavorable product mix and lower prices.

•	Office products: Sales increased primarily as the result of the rebate adjustment, as well as new business from existing customers, favorable pricing and an increase in back-to-school supplies volume.

•	Premedia: Sales increased due to higher volume, partially offset by price declines on contract renewals.

U.S. Print and Related Services segment income from operations increased $30.2 million for the six months ended June 30, 2012 mainly driven by cost savings from restructuring activities, lower restructuring and impairment charges, lower depreciation and amortization expense as well as the rebate adjustment, partially offset by a decline in capital markets transactions activity, lower volume in books and directories, price declines and lower recovery on print-related by-products. Operating margins increased from 7.1% for the six months ended June 30, 2011 to 8.2% for the six months ended June 30, 2012, due to cost savings from restructuring activities, lower restructuring and impairment charges, lower depreciation and amortization expense and the rebate adjustment.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Six Months Ended
	June 30,
	2012	2011
	(in millions, except percentages)
Net sales	$1,326.1	$1,344.9
Income from operations	72.6	87.7
Operating margin	5.5%	6.5%
Restructuring and impairment charges	8.9	19.0

	Net Sales for the Six Months Ended June 30,
Reporting unit	2012	2011	$ Change	% Change
	(in millions, except percentages)
Asia	$310.8	$294.0	$16.8	5.7%
Business process outsourcing	309.1	275.8	33.3	12.1%
Latin America	221.3	239.7	(18.4)	(7.7%)
Europe	195.4	237.2	(41.8)	(17.6%)
Global Turnkey Solutions	148.9	149.4	(0.5)	(0.3%)
Canada	140.6	148.8	(8.2)	(5.5%)

Total International	$1,326.1	$1,344.9	$(18.8)	(1.4%)

Net sales for the International segment for the six months ended June 30, 2012 were $1,326.1 million, a decrease of $18.8 million, or 1.4%, compared to the same period in 2011. The net sales decrease was due to changes in foreign exchange rates of $63.0 million, or 4.7%, a decline in capital markets transactions activity, decreased print bundling volume in Europe and lower prices, partially offset by increased volume in business process outsourcing and Asia and higher pass-through paper sales in Europe and Asia. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume in print bundling and packaging services, higher book export volume and increased pass-through paper sales, partially offset by a decline in capital markets transactions activity and price declines.

•

Business process outsourcing: Sales increased due to higher pass-through sales in print management, increased volume from new and existing customers and increased outsourcing services, partially offset by changes in foreign exchange rates.

•

Latin America: Sales decreased due to changes in foreign exchange rates, declines in book and commercial print volume in Chile, lower forms volume in Brazil and a decline in capital markets transactions activity, partially offset by higher commercial print volume in Argenttina and Mexico.

•

Europe: Sales decreased due to lower print bundling volume, changes in foreign exchange rates, a decline in capital markets transactions activity and a decline in directories volume, partially offset by higher pass-through paper sales and increased commercial print volume.

•

Global Turnkey Solutions: Sales decreased slightly due to lower volume from the loss of a customer as well as price declines that were largely offset by volume increases from existing and new customer contracts.

•

Canada: Sales decreased due to declines in forms and commercial volumes, as well as changes in foreign exchange rates and a decrease in capital markets transactions activity, partially offset by higher statement printing volume for a new customer.

Income from operations decreased $15.1 million primarily due to lower capital markets transactions activity, price pressures, decreased print bundling volume in Europe and wage inflation in Latin America and Asia, partially offset by lower restructuring and impairment charges, cost savings from restructuring activities, lower depreciation and amortization expense and increased outsourcing services and Global Turnkey Solutions volume. Operating margins decreased from 6.5% for the six months ended June 30, 2011 to 5.5% for the six months ended June 30, 2012, primarily due to unfavorable product mix, price pressures, wage inflation and higher pass-through sales in print management, partially offset by lower restructuring and impairment charges, cost savings from restructuring activities and higher volume in certain products.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Operating expenses	$92.2	$136.9
Restructuring and impairment charges	9.3	4.2
Acquisition-related expenses	0.8	1.3

Corporate operating expenses in the six months ended June 30, 2012 were $92.2 million, a decrease of $44.7 million compared to the same period in 2011. The decrease was driven by lower pension and postretirement benefits expenses, primarily related to the freeze on further benefit accruals for all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, and lower LIFO inventory provisions, partially offset by higher healthcare costs and the Company’s reinstated 401(k) match.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the six months ended June 30, 2012 and 2011.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $9.9 million for the six months ended June 30, 2012, compared to $168.1 million for the same period last year. The decrease in net cash provided by operating activities reflected shifts in the timing of supplier payments and cash collections in the first six months of 2012, lower net sales, higher healthcare costs, higher pension and postretirement contributions and payments related to the Company’s reinstated 401(k) match, partially offset by lower incentive compensation payments.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $89.9 million compared to $208.4 million for the six months ended June 30, 2011. The decline was due to cash used for the acquisitions of Helium and Journalism Online of $75.5 million during the six months ended June 30, 2011 and a decrease in capital expenditures of $34.5 million compared to the first six months of 2011. The Company expects that capital expenditures for 2012 will be approximately $200.0 million to $225.0 million, compared to $250.9 million in 2011.

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $1.6 million compared to net cash used in financing activities of $134.4 million in the same period of 2011. Proceeds from borrowings under the Company’s revolving credit agreement (the “Credit Agreement”) of $260.0 million for the six months ended June 30, 2012 were primarily used to pay the $158.6 million 5.625% senior notes that matured during the first quarter. Additionally, during the six months ended June 30, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. During the six months ended June 30, 2011, the Company received net proceeds from the issuance of $600.0 million of 7.25% long-term senior notes due May 15, 2018, as well as $355.0 million from net borrowings under the Credit Agreement. Cash used in financing activities during the six months ended June 30, 2011, included $500.0 million for the acquisition of the Company’s common stock under its accelerated share repurchase agreement and $480.7 million to repurchase senior notes in the aggregate principal amount of $416.2 million due February 1, 2019, January 15, 2017 and May 15, 2015.

Dividends

During the six months ended June 30, 2012, the Company paid cash dividends of $93.3 million. On July 19, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 4, 2012 to the RR Donnelley shareholders of record on August 10, 2012.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s revolving Credit Agreement are the Company’s primary sources of liquidity and are expected to be used for, among other things, interest and principal on the Company’s long term debt obligations, capital expenditures as necessary to support productivity improvement and growth, completion of restructuring programs, dividend payments that may be approved by the Board of Directors, acquisitions and future common stock repurchases based upon market conditions.

Cash and cash equivalents of $369.0 million as of June 30, 2012 included $31.5 million in the U.S. and $337.5 million at international locations. Cash held by foreign subsidiaries may be subject to U.S. federal or state income taxes and/or local country withholding taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. The Company has recognized deferred tax liabilities of $3.0 million as of June 30, 2012 and December 31, 2011 related to local withholding taxes on certain foreign earnings which are not considered to be permanently reinvested. In addition, management regularly evaluates whether foreign cash balances are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign and domestic subsidiaries, and the expected tax consequences of any distributions by foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional deferred tax liabilities. The Company maintains a cash pooling structure that enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. The foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

The Company has a $1.75 billion revolving Credit Agreement which expires December 17, 2013, subject to a possible one-year extension if agreed to by the lending financial institutions. Borrowings under the Credit Agreement bear interest at a rate dependent on the Company’s credit ratings at the time of borrowing and will be calculated according to a base or Eurocurrency rate plus an applicable margin. The Company pays annual commitment fees at rates dependent on the Company’s credit ratings. The Credit Agreement can be used for general corporate purposes, including letters of credit. The Credit Agreement is subject to a number of financial covenants that, in part, may limit the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations or dispose of assets. The financial covenants require a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Credit Agreement. Based on the Company’s results of operations for the twelve months ended June 30, 2012 and existing term debt structure, in addition to the $325.0 million of borrowings outstanding under the Credit Agreement, the Company could utilize an additional $1.0 billion of the $1.75 billion Credit Agreement and not be in violation of the maximum leverage ratio, as shown in the table below. However, the Company does not expect the reduction in availability on the Credit Agreement to impact its ability to meet its liquidity requirements. The current availability under the Credit Agreement at June 30, 2012 is shown in the following table:

June 30, 2012
Availability	(in millions)
Committed Credit Agreement	$1,750.0
Availability reduction from covenants	423.2

1,326.8
Usage
Borrowings under the Credit Agreement	325.0

Current availability at June 30, 2012	$1,001.8

The Company was in compliance with its debt covenants as of June 30, 2012, and expects to remain in compliance based on management’s estimates of operating and financial results for 2012 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Credit Agreement as of June 30, 2012 and management expects the Company to continue to meet the applicable borrowing conditions.

The Company also has $158.0 million in credit facilities outside of the U.S., most of which are uncommitted. As of June 30, 2012, the Company had $61.3 million in outstanding letters of credit, of which $38.9 million were issued under the Credit Agreement. The failure of a financial institution supporting the Credit Agreement would reduce the size of our committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by twenty-one U.S. and international financial institutions. The Company’s debt maturities as of June 30, 2012 are shown in the following table:

	Debt Maturity Schedule
	Total	2012	2013	2014	2015	2016	Thereafter
Senior notes, debentures and borrowings under the Credit Agreement (a)	$3,730.4	$325.0	$—	$258.2	$300.0	$350.0	$2,497.2
Capital lease obligations	4.1	0.7	0.9	0.9	1.0	0.6	—
Other (b)	20.2	17.0	0.1	0.1	3.0	—	—

Total	$3,754.7	$342.7	1.0	259.2	304.0	350.6	2,497.2

(a)	Excludes debt adjustment for fair value hedges of $12.6 million related to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019, which does not represent a contractual commitment with a fixed amount or maturity date, and debt discount of $5.9 million
(b)	Includes miscellaneous debt obligations

On August 1, 2012, Standard & Poor’s Rating Services (“S&P”) lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BB+ with a negative outlook to BB with a stable outlook.

On June 13, 2012, Moody’s Investors Service (“Moody’s”) lowered the Company’s senior unsecured debt ratings from Ba1 to Ba2 and reaffirmed a negative outlook.

As a result of the June 13, 2012 downgrade by Moody’s, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was further increased from 11.75%, as of the May 16, 2011 downgrade by both of the rating agencies, to 12.0%. The August 1, 2012 downgrade by S&P will increase the interest rate on these notes from 12.0% to 12.25%. The terms and conditions of future borrowings may also be impacted as a result of the ratings downgrades.

Acquisitions

The Company expects to pay approximately $70.5 million to acquire EDGAR Online. The Company anticipates funding this obligation through a combination of cash on hand and borrowings under the Credit Agreement.

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

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of June 30, 2012, approximately 73.4% of the Company’s outstanding debt was comprised of fixed-rate debt. At June 30, 2012, the Company’s exposure to rate fluctuations on variable-interest borrowings was $1,003.0 million, including $658.0 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $345.0 million in borrowings under the Credit Agreement, international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of June 30, 2012, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $114.6 million (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized gains from these foreign exchange forward contracts were $0.5 million at June 30, 2012. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at June 30, 2012 and December 31, 2011 by approximately $125.5 million and $122.9 million, respectively.

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

New Accounting Pronouncements and Pending Accounting Standards

During the six months ended June 30, 2012, the Company adopted various accounting standards. See Note 18, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a description of the accounting standards adopted during the six months ended June 30, 2012.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 18, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2012 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2012 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 1, 2012—April 30, 2012	—	$—	—	$500,000,000
May 1, 2012—May 31, 2012	11,064	10.29	—	$500,000,000
June 1, 2012—June 30, 2012	—	—	—	$500,000,000

Total	11,064	$10.29	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards
(b)	On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion.

As part of the share repurchase program the Company entered into an accelerated share repurchase agreement (“ASR”) in 2011 with an investment bank under which the Company repurchased $500.0 million of its common stock, receiving an initial delivery of 19.9 million shares on May 10, 2011 and an additional 9.3 million shares on November 17, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5: Other Information

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. The Company adopted this standard as of January 1, 2012. The table below reflects the retrospective application for the years ended December 31, 2011, 2010 and 2009:

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	2011	2010	2009
Net earnings (loss)	$(121.1)	$217.1	$(21.4)

Other comprehensive income (loss), net of tax:
Translation adjustments	(70.1)	12.6	99.2
Adjustment for net periodic pension and postretirement benefit cost	(303.1)	42.0	(65.7)
Change in fair value of derivatives	0.7	0.3	2.3

Other comprehensive income (loss)	(372.5)	54.9	35.8
Comprehensive income (loss)	(493.6)	272.0	14.4
Less: comprehensive income (loss) attributable to noncontrolling interests	1.9	(4.3)	6.0

Comprehensive income (loss) attributable to RR Donnelley common shareholders	$(495.5)	$276.3	$8.4

Income tax expense (benefit) allocated to each component of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011			2010			2009
	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount
Translation adjustments	$(70.1)	$—	$(70.1)	$12.6	$—	$12.6	$99.2	$—	$99.2
Adjustment for net periodic pension and postretirement benefit cost	(485.9)	(182.8)	(303.1)	68.6	26.6	42.0	(101.9)	(36.2)	(65.7)
Change in fair value of derivatives	1.1	0.4	0.7	0.6	0.3	0.3	3.8	1.5	2.3

Other comprehensive income (loss)	$(554.9)	$(182.4)	$(372.5)	$81.8	$26.9	$54.9	$1.1	$(34.7)	$35.8

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 16, 2012, filed on February 21, 2012)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated December 17, 2010 among the Company, the Banks named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 17, 2010, filed on December 17, 2010)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (filed herewith)*

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.5	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.6	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.7	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.8	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.9	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.10	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.11	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.12	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.13	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.14	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.15	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.16	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.17	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.21	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.22	Form of Cash Bonus Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.23	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.29	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.30	Amended Management by Objective Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012)*

10.31	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

10.32	Confirmation, dated as of May 5, 2011 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and R.R. Donnelley & Sons Company, together with a Pricing Supplement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2011, filed on May 11, 2011)**

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 22, 2012)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	The registrant has requested and received confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Date: August 1, 2012