Form 10-Q
period 2012-09-30
RR Donnelley & Sons Co
filed 2012-11-01
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 180.3 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$392.9	$449.7
Receivables, less allowances for doubtful accounts of $53.2 in 2012 (2011—$62.6)	2,035.9	1,844.2
Income taxes receivable	14.2	32.4
Inventories (Note 3)	546.5	510.9
Prepaid expenses and other current assets	149.4	131.4

Total current assets	3,138.9	2,968.6

Property, plant and equipment-net (Note 4)	1,668.4	1,854.6
Goodwill (Note 5)	2,269.4	2,222.1
Other intangible assets-net (Note 5)	547.1	590.3
Other noncurrent assets	680.1	646.1

Total assets	$8,303.9	$8,281.7

LIABILITIES
Accounts payable	$1,094.5	$1,063.3
Accrued liabilities	830.0	817.0
Short-term and current portion of long-term debt (Note 14)	364.1	243.7

Total current liabilities	2,288.6	2,124.0

Long-term debt (Note 14)	3,422.3	3,416.8
Pension liabilities	896.4	1,076.3
Postretirement benefits	222.3	227.3
Other noncurrent liabilities	324.1	375.1

Total liabilities	7,153.7	7,219.5

Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2012 and 2011	303.7	303.7
Additional paid-in-capital	2,832.0	2,888.7
Retained earnings	399.8	342.4
Accumulated other comprehensive loss	(839.0)	(863.3)
Treasury stock, at cost, 62.6 shares in 2012 (2011—64.5 shares)	(1,565.2)	(1,628.8)

Total RR Donnelley shareholders’ equity	1,131.3	1,042.7

Noncontrolling interests	18.9	19.5

Total equity	1,150.2	1,062.2

Total liabilities and equity	$8,303.9	$8,281.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
Products	$2,171.2	$2,364.9	$6,557.4	$6,988.2
Services	337.6	318.4	1,004.9	902.0

Total net sales	2,508.8	2,683.3	7,562.3	7,890.2
Products cost of sales (exclusive of depreciation and amortization)	1,691.9	1,830.4	5,084.4	5,334.4
Services cost of sales (exclusive of depreciation and amortization)	243.9	225.9	730.3	659.7
Selling, general and administrative expenses (exclusive of depreciation and amortization)	253.4	296.9	812.8	933.1
Restructuring and impairment charges-net (Note 6)	13.9	34.2	97.9	160.7
Depreciation and amortization	119.0	139.1	364.9	420.0

Total operating expenses	2,322.1	2,526.5	7,090.3	7,507.9

Income from operations	186.7	156.8	472.0	382.3
Interest expense-net	63.7	62.9	188.0	182.1
Investment and other (income) expense-net	(0.4)	(1.3)	3.2	(11.1)
Loss on debt extinguishment	—	1.3	12.1	69.9

Earnings before income taxes	123.4	93.9	268.7	141.4
Income tax expense (benefit)	52.2	(64.8)	70.6	(64.1)

Net earnings	71.2	158.7	198.1	205.5

Less: Income (loss) attributable to noncontrolling interests	(0.2)	0.7	0.5	1.4

Net earnings attributable to RR Donnelley common shareholders	$71.4	$158.0	$197.6	$204.1

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.39	$0.84	$1.10	$1.03
Diluted net earnings per share	$0.39	$0.83	$1.09	$1.02
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Weighted average number of common shares outstanding:
Basic	180.8	188.1	180.3	197.2
Diluted	182.4	190.8	182.1	199.8

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$71.2	$158.7	$198.1	$205.5

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	35.9	(102.6)	16.1	(50.4)
Adjustment for net periodic pension and postretirement benefit cost	6.3	4.2	7.8	66.4
Change in fair value of derivatives	0.1	0.1	0.5	0.6

Other comprehensive income (loss)	42.3	(98.3)	24.4	16.6
Comprehensive income	113.5	60.4	222.5	222.1
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.1)	0.8	0.6	1.7

Comprehensive income attributable to RR Donnelley common shareholders	$113.6	$59.6	$221.9	$220.4

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net earnings	$198.1	$205.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	19.6	43.0
Depreciation and amortization	364.9	420.0
Provision for doubtful accounts receivable	7.3	11.3
Share-based compensation	18.6	22.5
Deferred income taxes	8.4	(38.3)
Changes in uncertain tax positions	(18.9)	(97.8)
Loss (gain) on investments and other assets—net	1.0	(12.3)
Net pension and postretirement benefits (income) expense	(35.9)	50.6
Loss on debt extinguishment	12.1	69.9
Other	31.2	21.6
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(167.5)	(147.1)
Inventories	(31.3)	(18.0)
Prepaid expenses and other current assets	(8.4)	(13.6)
Accounts payable	12.3	91.6
Income taxes payable and receivable	26.3	(0.7)
Accrued liabilities and other	(125.8)	(91.5)
Pension and postretirement benefits contributions	(142.6)	(44.9)

Net cash provided by operating activities	169.4	471.8

INVESTING ACTIVITIES
Capital expenditures	(159.9)	(193.8)
Acquisitions of businesses, net of cash acquired	(89.4)	(113.4)
Proceeds from return of capital and sale of investments and other assets	42.1	9.5
Purchases of other investments	(2.5)	(7.0)
Transfers (to) from restricted cash—net	(0.1)	0.2

Net cash used in investing activities	(209.8)	(304.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	450.0	600.0
Net change in short-term debt	0.2	6.3
Payments of current maturities and long-term debt	(623.6)	(494.5)
Net proceeds of credit facility borrowings	279.0	225.0
Proceeds from termination of interest rate swaps	11.0	—
Debt issuance costs	(7.5)	(10.0)
Issuance of common stock	4.9	7.1
Acquisition of common stock	—	(500.0)
Dividends paid	(140.2)	(156.5)
Distributions to noncontrolling interests	(1.2)	(3.2)

Net cash used in financing activities	(27.4)	(325.8)

Effect of exchange rate on cash flows and cash equivalents	11.0	7.5
Net decrease in cash and cash equivalents	(56.8)	(151.0)
Cash and cash equivalents at beginning of period	449.7	519.1

Cash and cash equivalents at end of period	$392.9	368.1

Supplemental non-cash disclosure:
Proceeds deposited in escrow from sale of property	$7.9	$—

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments (see paragraph below for discussion of an other than normal adjustment) that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 22, 2012. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

During the nine months ended September 30, 2012, the Company identified and recognized $22.7 million, of which $19.8 million was recognized in the first quarter of 2012, to correct an over-accrual for rebates owed to certain office products customers, which understated accounts receivable and net sales during the years 2008 through 2011. Following qualitative and quantitative review, the Company concluded that the over-accrual was not material to any prior period and is not expected to be material to the full year 2012 or to the trend of annual operating results.

2. Acquisitions

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses. The acquisition of XPO will expand the range of logistics capabilities that the Company can provide to its customers and enhance its integrated offerings. The purchase price for XPO, which includes the Company’s estimate of contingent consideration, was $23.5 million, net of cash acquired of $1.1 million. The former owners of XPO may receive contingent consideration in the form of cash payments of up to $4.0 million subject to XPO achieving certain gross profit targets. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $3.5 million using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation will be recognized in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. XPO’s operations are included in the U.S. Print and Related Services segment.

On August 14, 2012, the Company acquired EDGAR Online, a leading provider of disclosure management services, financial data and enterprise risk analytics software and solutions. The acquisition of EDGAR Online will expand and enhance the range of services that the Company offers to its customers. The purchase price for EDGAR Online was $71.5 million, including debt assumed of $1.4 million and net of cash acquired of $2.1 million. Immediately following the acquisition, the Company repaid the $1.4 million of debt assumed. EDGAR Online’s operations are included in the U.S. Print and Related Services segment.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

For the three and nine months ended September 30, 2012, the Company recorded $1.3 million and $2.1 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The XPO and EDGAR Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the contingent consideration over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The preliminary tax deductible goodwill related to these acquisitions was $12.3 million. XPO’s purchase price allocation is preliminary as the Company is still in the process of obtaining data to finalize the estimated fair values of certain account balances. The purchase price allocation of EDGAR Online is final. Based on the current valuations, the purchase price allocations for these acquisitions were as follows:

Accounts receivable	$15.4
Prepaid expenses and other current assets	0.8
Property, plant and equipment	2.2
Amortizable other intangible assets	24.2
Other noncurrent assets	14.0
Goodwill	44.4
Accounts payable and accrued liabilities	(16.3)
Other noncurrent liabilities	(0.1)
Deferred taxes-net	10.4

Total purchase price-net of cash acquired	95.0
Less: debt assumed	1.4
Less: fair value of contingent consideration	3.5

Net cash paid	$90.1

The fair values of technology, amortizable intangible assets, contingent consideration and goodwill associated with the acquisitions of XPO and EDGAR Online were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$20.2	Excess earnings, with and without method	Discount rate Attrition rate	16.0% - 17.5% 7.0% - 20.0%
Technology	13.4	Excess earnings, relief- from-royalty method, cost approach	Discount rate Obsolescence factor Royalty rate (after-tax)	16.0% - 17.0% 10.0% - 20.0% 4.5%
Trade names	3.1	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	15.5% - 17.5% 0.5% - 1.2%
Non-compete agreements	0.9	With and without method	Discount rate	17.5%
Contingent consideration	3.5	Probability weighted discounted future cash flows	Discount rate	4.5%

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

2011 Acquisitions

On November 21, 2011, the Company acquired StratusGroup, Inc. (“Stratus”), a full service manufacturer of custom pressure sensitive label and paperboard packaging products for health and beauty, food, beverage and other segments. Stratus’ decorative labeling and paperboard resources complement the Company’s prime label, corrugated and other global packaging capabilities. The purchase price for Stratus was $28.8 million, net of cash acquired of $0.1 million. Stratus’ operations are included in the U.S. Print and Related Services segment.

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

For the three and nine months ended September 30, 2011, the Company recorded $0.7 million and $2.0 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the previously-held investments in Helium and contingent consideration over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The tax deductible goodwill related to these acquisitions was $46.7 million. Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$6.0
Inventories	2.3
Prepaid expenses and other current assets	0.4
Property, plant and equipment and other noncurrent assets	16.8
Amortizable other intangible assets	16.2
Goodwill	117.6
Accounts payable and accrued liabilities	(8.2)
Other noncurrent liabilities	(2.9)
Deferred taxes-net	14.2

Total purchase price-net of cash acquired	162.4
Less: fair value of Company’s previously held investments in Helium	13.9
Less: fair value of contingent consideration	6.8

Net cash paid	$141.7

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

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2012 and 2011 presents the combined results of operations of the Company and the 2012 and 2011 acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$2,521.5	$2,707.7	$7,614.7	$7,959.0
Net earnings attributable to RR Donnelley common shareholders	75.3	154.8	204.4	177.1
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.42	$0.82	$1.13	$0.90

Diluted	$0.41	$0.81	$1.12	$0.89

The unaudited pro forma financial information for the three months ended September 30, 2012 and 2011 includes $23.0 million and $30.7 million, respectively, for the amortization of purchased intangibles. Amortization of purchased intangibles for the nine months ended September 30, 2012 and 2011 was $72.5 million and $92.5 million, respectively. The unaudited pro forma financial information includes restructuring and impairment charges from operations of $12.7 million and $33.8 million for the three months ended September 30, 2012 and 2011, respectively. Restructuring and impairment charges for the nine months ended September 30, 2012 and 2011 were $95.3 million and $162.9 million, respectively. Additionally, the pro forma adjustments affecting net earnings attributable to RR Donnelley common shareholders for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation and amortization of purchased assets, pre-tax	$(0.5)	$(2.6)	$(4.2)	$(8.3)
Acquisition-related expenses, pre-tax	2.7	0.5	4.5	1.2
Restructuring and impairment charges, pre-tax	1.2	0.4	2.6	(2.2)
Inventory fair value adjustment, pre-tax	—	—	0.3	—
Other pro forma adjustments, pre-tax	(0.1)	(0.2)	3.9	(14.9)
Income taxes	(1.1)	2.3	(1.9)	12.5

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

3. Inventories

	September 30, 2012	December 31, 2011
Raw materials and manufacturing supplies	$233.9	$218.0
Work in process	187.1	171.2
Finished goods	217.9	218.1
LIFO reserve	(92.4)	(96.4)

Total	$546.5	$510.9

4. Property, Plant and Equipment

	September 30, 2012	December 31, 2011
Land	$99.2	$107.4
Buildings	1,166.1	1,173.2
Machinery and equipment	6,030.6	6,054.4

	7,295.9	7,335.0
Less: Accumulated depreciation	(5,627.5)	(5,480.4)

Total	$1,668.4	$1,854.6

On September 20, 2012, the Company entered into a sale-leaseback agreement in which it sold an office building and land at fair market value for net proceeds of $34.2 million, and entered into an operating lease of the property through September 2027. The $7.6 million gain on the sale of the property will be amortized over the remaining life of the lease and recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2012, depreciation expense was $89.3 million and $277.3 million, respectively. During the three and nine months ended September 30, 2011, depreciation expense was $103.8 million and $316.1 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $21.9 million and $20.2 million at September 30, 2012 and December 31, 2011, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 at the lower of their historical net book value and their estimated fair value, less estimated costs to sell.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

5. Goodwill and Other Intangible Assets

Goodwill at September 30, 2012 and December 31, 2011 was as follows:

	U.S. Print and Related Services	International	Total
Net book value as of December 31, 2011
Goodwill	$3,242.6	$1,278.4	$4,521.0
Accumulated impairment losses	(1,209.5)	(1,089.4)	(2,298.9)

Total	2,033.1	189.0	2,222.1

Acquisitions	44.4	—	44.4
Foreign exchange and other adjustments	(1.4)	4.3	2.9

Net book value as of September 30, 2012
Goodwill	3,285.6	1,326.5	4,612.1
Accumulated impairment losses	(1,209.5)	(1,133.2)	(2,342.7)

Total	$2,076.1	$193.3	$2,269.4

The components of other intangible assets at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,100.1	$(591.8)	$508.3	$1,164.4	$(613.6)	$550.8
Patents	98.3	(98.0)	0.3	98.3	(95.8)	2.5
Trademarks, licenses and agreements	29.7	(25.6)	4.1	28.7	(24.4)	4.3
Trade names	27.1	(10.8)	16.3	23.9	(9.3)	14.6

Total amortizable other intangible assets	1,255.2	(726.2)	529.0	1,315.3	(743.1)	572.2
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total other intangible assets	$1,273.3	$(726.2)	$547.1	$1,333.4	$(743.1)	$590.3

The gross carrying amount and accumulated amortization for customer relationships have been adjusted as of September 30, 2012 to reflect the impairment of certain customer relationships recognized in periods prior to December 31, 2011. This adjustment had no impact to other intangible assets as reported on the Company’s Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2012, the Company recorded the following additions to intangible assets:

	Amount	Weighted Average Amortization Period
Customer relationships	$20.2	6.3
Trade names	3.1	1.4
Trademarks, licenses and agreements	0.9	3.3

Total	$24.2

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Amortization expense for other intangible assets was $22.7 million and $28.6 million for the three months ended September 30, 2012 and 2011, respectively, and $69.1 million and $85.9 million for the nine months ended September 30, 2012 and 2011, respectively. The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2012:

For the year ending December 31,	Amount
2012	$92.7
2013	94.2
2014	89.4
2015	78.8
2016	51.3
2017 and thereafter	191.7

Total	$598.1

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended September 30, 2012 and 2011, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$5.1	$2.7	$1.6	$9.4	$11.0	$6.9	$10.2	$28.1
International	2.3	2.1	—	4.4	2.9	1.7	—	4.6
Corporate	0.1	—	—	0.1	0.3	0.8	0.4	1.5

Total	$7.5	$4.8	$1.6	$13.9	$14.2	$9.4	$10.6	$34.2

For the nine months ended September 30, 2012 and 2011, the Company recorded the following net restructuring and impairment charges:

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$44.0	$14.6	$16.6	$75.2	$47.8	$42.9	$40.7	$131.4
International	9.1	3.2	1.0	13.3	17.5	5.1	1.0	23.6
Corporate	5.0	2.8	1.6	9.4	2.9	1.5	1.3	5.7

Total	$58.1	$20.6	$19.2	$97.9	$68.2	$49.5	$43.0	$160.7

For the three and nine months ended September 30, 2012, the Company recorded net restructuring charges of $7.5 million and $58.1 million, respectively, for employee termination costs for 2,100 employees, of whom 1,919 were terminated as of September 30, 2012. These terminations resulted from the reorganization of sales and administrative functions across all segments, as well as facility closures and the reorganization of certain operations. The facility closures in the nine months ended September 30, 2012 included five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

International segment. Additionally, the Company incurred lease termination and other restructuring charges of $4.8 million and $20.6 million for the three and nine months ended September 30, 2012, respectively. The Company also recorded $1.6 million and $19.2 million of impairment charges primarily related to machinery and equipment associated with the facility closings and other asset disposals for the three and nine months ended September 30, 2012, respectively. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

For the three and nine months ended September 30, 2011, the Company recorded net restructuring charges of $14.2 million and $68.2 million, respectively, for employee termination costs for 2,534 employees, all of whom were terminated as of September 30, 2012. These charges primarily related to the closings of certain facilities and headcount reductions due to the acquisition of Bowne. In addition, these charges included the closing of five manufacturing facilities within the U.S. Print and Related Services segment. Additionally, the Company incurred multi-employer plan partial withdrawal charges, lease termination and other restructuring charges of $9.4 million and $49.5 million for the three and nine months ended September 30, 2011, respectively. Of the charges for the nine months ended September 30, 2011, $15.0 million related to multi-employer pension plan partial withdrawal charges primarily attributable to the closing of three manufacturing facilities within the U.S. Print and Related Services segment. For the three and nine months ended September 30, 2011, the Company also recorded $10.6 million and $43.0 million, respectively, of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the nine months ended September 30, 2012 was as follows:

	December 31, 2011	Restructuring Charges	Foreign Exchange and Other	Cash Paid	September 30, 2012
Employee terminations	$27.2	$58.1	$(0.2)	$(55.3)	$29.8
Multi-employer pension withdrawal obligations	27.9	(0.5)	—	(1.9)	25.5
Lease terminations and other	32.6	21.1	2.7	(23.2)	33.2

Total	$87.7	$78.7	$2.5	$(80.4)	$88.5

The current portion of restructuring reserves of $46.2 million at September 30, 2012 was included in accrued liabilities, while the long-term portion of $42.3 million at September 30, 2012, primarily related to multi-employer pension plan withdrawal obligations and lease termination costs, was included in other noncurrent liabilities.

The Company anticipates that payments associated with the employee terminations, reflected in the above table, will be substantially completed by September of 2013 and payments on the multi-employer pension plan withdrawal obligations are scheduled to be substantially completed by 2031.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

As of September 30, 2012, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to these lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

7. Employee Benefits

The components of net pension and postretirement benefits (income) expense for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pension (income) expense
Service cost	$1.7	$21.3	$5.2	$64.1
Interest cost	47.5	48.4	142.3	145.4
Expected return on assets	(65.9)	(67.2)	(197.5)	(201.6)
Amortization, net	6.7	12.4	20.6	37.4

Net pension (income) expense	$(10.0)	$14.9	$(29.4)	$45.3

Postretirement benefits (income) expense
Service cost	$1.7	$1.8	$5.0	$6.4
Interest cost	4.7	5.2	13.9	17.6
Expected return on assets	(3.6)	(3.6)	(10.5)	(11.2)
Amortization, net	(5.0)	(5.0)	(14.9)	(7.5)

Net postretirement benefits (income) expense	$(2.2)	$(1.6)	$(6.5)	$5.3

On July 6, 2012, the Surface Transportation Extension Act of 2012 (the “Act”) was signed into law. The Act includes certain pension-related provisions designed to stabilize interest rates used to calculate the minimum required annual contributions for defined benefit pension plans. The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans over the next few years though these contributions are dependent on many factors, including returns on invested assets and discount rates used to determine pension obligations. The Company expects to make contributions of approximately $143 million to its pension plans and $9 million to its postretirement plans for the full year 2012, of which $135.8 million and $6.8 million, respectively, were made during the nine months ended September 30, 2012. The Company estimates that it will make cash contributions totaling approximately $40 million to its pension and postretirement benefit plans in 2013.

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

The Company recognized expense of $7.2 million and $23.3 million for matching contributions under its reinstated 401(k) match for the three and nine months ended September 30, 2012, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $3.8 million and $18.6 million for the three and nine months ended September 30, 2012, respectively. The total compensation expense related to all share-based compensation plans was $6.1 million and $22.5 million for the three and nine months ended September 30, 2011, respectively.

Stock Options

During the nine months ended September 30, 2012 and 2011, the Company granted 1,221,000 and 200,000 stock options, respectively. The fair market value of each stock option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair market value of the stock options was determined using the following weighted average assumptions:

	2012	2011
Expected volatility	39.71%	36.69%
Risk-free interest rate	1.18%	2.54%
Expected life (years)	6.25	6.25
Expected dividend yield	5.06%	4.57%

The weighted average fair market value of options granted was $2.96 and $4.39 for the nine months ended September 30, 2012 and 2011, respectively.

The following table is a summary of the Company’s stock option activity:

	Shares Under Option (Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	3,995	$20.75	5.9	$9.5
Granted	1,221	13.22	9.4
Exercised	(197)	7.09
Cancelled/forfeited/expired	(276)	29.12

Outstanding at September 30, 2012	4,743	$18.89	6.5	$3.8

Exercisable at September 30, 2012	713	$7.09	6.4	$2.5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2012 and December 31, 2011, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2012 and December 31, 2011. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. There were no options exercised during the three months ended September 30, 2012. Total intrinsic value of options exercised for the nine months ended September 30, 2012 was $1.2 million. Total intrinsic value of options exercised for the three and nine months ended September 30, 2011 was less than $0.1 million and $1.0 million, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Compensation expense related to stock options for the three and nine months ended September 30, 2012 was $0.6 million and $2.4 million, respectively. Compensation expense related to stock options for the three and nine months ended September 30, 2011 was $0.6 million and $2.0 million, respectively. As of September 30, 2012, $3.9 million of total unrecognized compensation expense, related to 1.9 million stock options with a weighted average grant date fair market value of $3.04, is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of September 30, 2012 and December 31, 2011, and changes during the nine months ended September 30, 2012, were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	4,989	$13.94
Granted	1,048	10.53
Vested	(2,617)	15.25
Forfeited	(100)	12.82

Nonvested at September 30, 2012	3,320	$11.86

Compensation expense related to restricted stock units for the three and nine months ended September 30, 2012 was $3.8 million and $15.8 million, respectively. Compensation expense related to restricted stock units for the three and nine months ended September 30, 2011 was $5.2 million and $19.6 million, respectively. As of September 30, 2012, there was $20.6 million of unrecognized compensation expense related to approximately 3.1 million of the total nonvested restricted stock unit awards that are expected to vest over a weighted average period of 2.0 years, with a weighted average grant date fair market value of $11.79. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period.

Performance Share Units

Nonvested performance share unit awards as of September 30, 2012 and December 31, 2011, and changes during the nine months ended September 30, 2012, were as follows:

	Shares (Thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	235	$15.54
Granted	233	10.12

Nonvested at September 30, 2012	468	$12.84

During the nine months ended September 30, 2012 and 2011, 233,000 and 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded during the nine months ended September 30, 2012 and 2011 are January 1, 2012 through December 31, 2014 and January 1, 2011 through December 31, 2013, respectively. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the nine months ended September 30, 2012 and 2011 range from 116,500 to 233,000 shares and 117,500

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

to 235,000 shares, respectively, should certain performance targets be achieved. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company.

Compensation expense for the awards granted in 2012 is currently being recognized based on the maximum estimated payout of 233,000. Compensation expense for awards granted during 2011 is currently being recognized based on an estimated payout of 50%, or 117,500 shares. Compensation expense related to performance share unit awards for the three and nine months ended September 30, 2012 was income of $0.6 million, due to a change in the estimated payout of the 2011 awards, and expense of $0.4 million, respectively. Compensation expense related to performance share unit awards for the three and nine months ended September 30, 2011 was $0.3 million and $0.9 million, respectively. As of September 30, 2012, there was $2.5 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.0 years.

9. Equity

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2012:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$1,042.7	$19.5	$1,062.2
Net earnings	197.6	0.5	198.1
Other comprehensive income	24.3	0.1	24.4
Share-based compensation	18.6	—	18.6
Issuance of share-based awards, net of withholdings	(11.7)	—	(11.7)
Cash dividends paid	(140.2)	—	(140.2)
Distributions to noncontrolling interests	—	(1.2)	(1.2)

Balance at September 30, 2012	$1,131.3	$18.9	$1,150.2

The following table summarizes the Company’s equity activity for the nine months ended September 30, 2011:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$2,224.3	$21.1	$2,245.4
Net earnings	204.1	1.4	205.5
Other comprehensive income	16.3	0.3	16.6
Share-based compensation	22.5	—	22.5
Issuance of share-based awards, net of withholdings	(6.4)	—	(6.4)
Acquisition of common stock	(500.0)	—	(500.0)
Cash dividends paid	(156.5)	—	(156.5)
Distributions to noncontrolling interests	—	(3.2)	(3.2)

Balance at September 30, 2011	$1,804.3	$19.6	$1,823.9

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

10. Earnings per Share Attributable to RR Donnelley Common Shareholders

Basic earnings per share is calculated by dividing net earnings attributable to RR Donnelley common shareholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets upon which the issuance of the shares is contingent have not yet been achieved as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average market value of the Company’s stock price during the applicable period.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings per share attributable to RR Donnelley common shareholders:
Basic	$0.39	$0.84	$1.10	$1.03

Diluted	$0.39	$0.83	$1.09	$1.02

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$71.4	$158.0	$197.6	$204.1
Denominator:
Weighted average number of common shares outstanding	180.8	188.1	180.3	197.2
Dilutive options and awards	1.6	2.7	1.8	2.6

Diluted weighted average number of common shares outstanding	182.4	190.8	182.1	199.8

Weighted average number of anti-dilutive share-based awards:
Restricted stock units	2.0	2.8	2.2	3.0
Performance share units	0.5	0.2	0.5	0.2
Stock options	4.4	3.6	4.3	3.5

Total	6.9	6.6	7.0	6.7

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$35.9	$—	$35.9	$16.1	$—	$16.1
Adjustment for net periodic pension and postretirement benefit cost	10.3	4.0	6.3	13.9	6.1	7.8
Change in fair value of derivatives	0.2	0.1	0.1	0.8	0.3	0.5

Other comprehensive income	$46.4	$4.1	$42.3	$30.8	$6.4	$24.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(102.6)	$—	$(102.6)	$(50.4)	$—	$(50.4)
Adjustment for net periodic pension and postretirement benefit cost	6.7	2.5	4.2	108.8	42.4	66.4
Change in fair value of derivatives	0.2	0.1	0.1	1.0	0.4	0.6

Other comprehensive income (loss)	$(95.7)	$2.6	$(98.3)	$59.4	$42.8	$16.6

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2012
U.S. Print and Related Services	$1,866.8	$(13.4)	$1,853.4	$178.7	$81.3	$23.0
International	680.8	(25.4)	655.4	27.5	26.5	12.5

Total operating segments	2,547.6	(38.8)	2,508.8	206.2	107.8	35.5
Corporate	—	—	—	(19.5)	11.2	30.7

Total operations	$2,547.6	$(38.8)	$2,508.8	$186.7	$119.0	$66.2

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2011
U.S. Print and Related Services	$1,988.5	$(9.1)	$1,979.4	$169.3	$96.3	$28.4
International	721.1	(17.2)	703.9	36.7	30.6	25.9

Total operating segments	2,709.6	(26.3)	2,683.3	206.0	126.9	54.3
Corporate	—	—	—	(49.2)	12.2	11.3

Total operations	$2,709.6	$(26.3)	$2,683.3	$156.8	$139.1	$65.6

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2012
U.S. Print and Related Services	$5,613.9	$(33.1)	$5,580.8	$483.6	$5,710.7	$252.2	$77.4
International	2,052.3	(70.8)	1,981.5	100.1	2,333.7	81.1	30.5

Total operating segments	7,666.2	(103.9)	7,562.3	583.7	8,044.4	333.3	107.9
Corporate	—	—	—	(111.7)	259.5	31.6	52.0

Total operations	$7,666.2	$(103.9)	$7,562.3	$472.0	$8,303.9	$364.9	$159.9

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2011
U.S. Print and Related Services	$5,874.2	$(32.8)	$5,841.4	$444.0	$6,409.2	$295.1	$83.8
International	2,100.8	(52.0)	2,048.8	124.4	2,401.3	92.6	72.8

Total operating segments	7,975.0	(84.8)	7,890.2	568.4	8,810.5	387.7	156.6
Corporate	—	—	—	(186.1)	95.4	32.3	37.2

Total operations	$7,975.0	$(84.8)	$7,890.2	$382.3	$8,905.9	$420.0	$193.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

Restructuring and impairment charges by segment for the three and nine months ended September 30, 2012 and 2011 are described in Note 6.

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party in nine active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate eight other previously owned facilities and three other currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

14. Debt

The Company’s debt consists of the following:

	September 30, 2012	December 31, 2011
Borrowings under the Previous Credit Agreement	$344.0	$65.0
5.625% senior notes due January 15, 2012	—	158.6
4.95% senior notes due April 1, 2014	258.1	599.5
5.50% senior notes due May 15, 2015	299.8	399.8
8.60% senior notes due August 15, 2016	347.3	346.8
6.125% senior notes due January 15, 2017	523.2	522.9
7.25% senior notes due May 15, 2018	600.0	600.0
11.25% debentures due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	—
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.4	199.3
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	42.5	46.5

Total debt	3,786.4	3,660.5
Less: current portion	(364.1)	(243.7)

Long-term debt	$3,422.3	$3,416.8

(a)	On May 17, 2011, June 14, 2012, August 2, 2012 and September 20, 2012, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75%, 12.0%, 12.25% and 12.50%, respectively, as a result of downgrades in the ratings of the notes by the rating agencies.
(b)	Includes miscellaneous debt obligations, fair value adjustments to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $41.9 million and less than its book value by approximately $80.1 million at September 30, 2012 and December 31, 2011, respectively.

On October 15, 2012, the Company entered into a $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company will pay facility commitment fees. The applicable margin and rate for the facility commitment fees are set at agreed upon pricing levels until April 15, 2013 and will fluctuate thereafter dependent on the Credit Agreement’s credit ratings. The Credit Agreement replaced the Company’s previous $1.75 billion unsecured revolving credit agreement (the “Previous Credit Agreement”) which was due to expire on December 17, 2013. All amounts outstanding under the Previous Credit Agreement were repaid with borrowings under the Credit Agreement. The Credit Agreement will be used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by material domestic

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum interest coverage ratio and a maximum leverage ratio, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments, dispose of certain assets and may also limit the use of proceeds. The Credit Agreement allows annual dividend payments of up to $200.0 million in aggregate.

On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The repurchases resulted in a pre-tax loss on debt extinguishment of $12.1 million for the nine months ended September 30, 2012, consisting of a loss of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

On January 15, 2012, proceeds from borrowings under the Previous Credit Agreement were used to pay the $158.6 million 5.625% senior notes that matured on January 15, 2012.

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase an initial $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Previous Credit Agreement. On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019. The repurchases resulted in a pre-tax loss on debt extinguishment of $69.9 million for the year ended December 31, 2011.

Interest income was $3.8 million and $11.5 million for the three and nine months ended September 30, 2012, respectively. Interest income was $2.9 million and $9.1 million for the three and nine months ended September 30, 2011, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain receivables and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at September 30, 2012 and December 31, 2011 was $614.7 million and $78.3 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $600.0 million at inception, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014 which are attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional amount of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps.

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

At September 30, 2012 and December 31, 2011, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included were as follows:

	September 30, 2012	December 31, 2011
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.7	$0.3
Accrued liabilities	13.0	0.3
Derivatives designated as fair value hedges
Other noncurrent assets	$16.4	$19.9

The pre-tax losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Classification of Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$11.6	$2.7	$14.0	$1.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Classification of Gain Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense-net	$(3.9)	$(3.4)	$(7.4)	$(6.7)
Hedged items	Investment and other (income) expense-net	3.5	3.2	6.8	5.8

Total gain recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other (income) expense-net	$(0.4)	$(0.2)	$(0.6)	$(0.9)

The Company also recognized a net reduction to interest expense of $1.9 million and $5.9 million for the three and nine months ended September 30, 2012, respectively, and $2.5 million and $7.6 million for the three and nine months ended September 30, 2011, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and postretirement plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of September 30, 2012 and December 31, 2011.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three and nine months ended September 30, 2012 and 2011 are summarized below:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012		As of September 30, 2012
	Impairment charge	Fair value measurement (Level 3)	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$0.6	$1.2	$5.2	$4.6	$3.9
Long-lived assets held for sale or disposal	0.9	—	14.9	5.4	5.4

Total	$1.5	$1.2	$20.1	$10.0	$9.3

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011		As of September 30, 2011
	Impairment charge	Fair value measurement (Level 3)	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$12.1	$3.4	$15.7	$71.9	$66.5
Long-lived assets held for sale or disposal	12.4	2.3	27.3	3.6	3.4

Total	$24.5	$5.7	$43.0	$75.5	$69.9

There were no estimated costs to sell related long-lived assets held for sale for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the fair values of assets held for sale were reduced by $0.4 million for estimated costs to sell.

The fair values of the long-lived assets held and used and long-lived assets held for sale or disposal were determined using Level 3 inputs and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties are adjusted as necessary for the condition and attributes of the specific asset. The Company’s accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

See Note 14 for the fair value of the Company’s debt.

17. Income Taxes

The Company’s unrecognized tax benefits at September 30, 2012 and December 31, 2011 were as follows:

Balance at December 31, 2011	$76.4
Additions for tax positions of the current year	9.5
Additions for tax positions of the prior year	0.5
Reductions for tax positions of prior years	(25.3)
Settlements during the year	(5.4)
Lapses of applicable statutes of limitations	(0.3)

Balance at September 30, 2012	$55.4

During the nine months ended September 30, 2012, the Company recognized $25.3 million of previously unrecognized tax benefits, substantially all of which was due to the resolution of certain U.S. federal uncertain tax positions. As of September 30, 2012, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $22.5 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $8.6 million and $3.0 million as of September 30, 2012 and December 31, 2011, respectively, related to local withholding taxes on certain foreign earnings which are not considered to be permanently reinvested.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Tabular amounts in millions, except per share data, unless otherwise indicated)

18. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 will be effective for the Company in the first quarter of 2013; however, as permitted, the Company early adopted ASU 2012-02 in the third quarter of 2012. ASU 2012-02 is expected to reduce the complexity of testing indefinite-lived intangible assets for impairment, but otherwise did not and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012 and impacted the Company’s financial statement presentation, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

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

Business acquisitions

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses.

On August 14, 2012, the Company acquired EDGAR Online, a leading provider of disclosure management services, financial data and enterprise risk analytics software and solutions.

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

All of the operations of the 2012 and 2011 acquisitions are included in the U.S. Print and Related Services segment.

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

Products and Services

The Company separately reports its net sales and related costs of sales for its products and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products and print management. The Company’s service offerings primarily consist of logistics, premedia, EDGAR-related and XBRL financial services and certain business outsourcing services.

Executive Summary

Financial Performance: Three Months Ended September 30, 2012

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended September 30, 2012, from the three months ended September 30, 2011, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the three months ended September 30, 2011	$156.8	5.8%	$158.0	$0.83
2012 restructuring and impairment charges	(13.9)	(0.6%)	(9.3)	(0.05)
2011 restructuring and impairment charges	34.2	1.3%	16.7	0.09
Acquisition-related expenses	(0.6)	—	(1.3)	(0.01)
Loss on debt extinguishment	—	—	0.8	—
Income tax adjustments	—	—	(88.4)	(0.47)
Operations	10.2	0.9%	(5.1)	—

For the three months ended September 30, 2012	$186.7	7.4%	71.4	0.39

2012 restructuring and impairment charges: included pre-tax charges of $7.5 million for employee termination costs; $4.8 million of other restructuring costs, including lease termination costs; and $1.6 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures. The majority of the restructuring and impairment charges related to the reorganization of certain operations and the closing of one manufacturing facility within the U.S. Print and Related Services segment.

2011 restructuring and impairment charges: included pre-tax charges of $14.2 million for employee termination costs; $9.4 million of other restructuring costs, which consisted primarily of lease termination costs and other facility closure costs; and $10.6 million for impairment of other long-lived assets. The majority of the restructuring and impairment charges related to the closing of one manufacturing facility and the reorganization of certain operations within the U.S. Print and Related Services segment.

Acquisition-related expenses: included pre-tax charges of $1.3 million ($1.2 million after-tax) related to legal, accounting and other expenses for the three months ended September 30, 2012 associated with acquisitions completed or contemplated. For the three months ended September 30, 2011, these pre-tax charges were $0.7 million ($0.1 million after-tax benefit) for acquisitions completed or contemplated.

Loss on debt extinguishment: included a pre-tax loss of $1.3 million ($0.8 million after-tax) for the three months ended September 30, 2011 due to the repurchase of $11.6 million of the 11.25% senior notes due February 1, 2019.

Income tax adjustments: included the recognition of a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested. For the three months ended September 30, 2011, the Company recognized $77.4 million of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitation for certain years.

Operations: reflected cost savings from restructuring activities, lower incentive compensation expense, lower pension and postretirement benefits expenses and lower depreciation and amortization expense, partially offset by a net decrease in volume and unfavorable mix, price declines and lower recovery on print-related by-products. Income tax expense increased as compared to the same period in the prior year reflecting a change in the expected mix of 2012 full-year U.S. and foreign earnings and the 2011 recognition of previously unrecognized tax benefits due to changes in the expected resolution of certain state tax matters. See further details in the review of operating results by segment that follows below.

Financial Performance: Nine Months Ended September 30, 2012

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the nine months ended September 30, 2012, from the nine months ended September 30, 2011, were due primarily to the following (in millions, except margin and per share data):

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Common Shareholders Per Diluted Share
For the nine months ended September 30, 2011	$382.3	4.8%	$204.1	$1.02
2012 restructuring and impairment charges	(97.9)	(1.3%)	(65.2)	(0.36)
2011 restructuring and impairment charges	160.7	2.0%	108.8	0.54
Acquisition-related expenses	(0.1)	—	(0.9)	—
Net gain (loss) on investments	—	—	(12.1)	(0.06)
Loss on debt extinguishment	—	—	37.2	0.19
Income tax adjustments	—	—	(62.3)	(0.31)
Operations	27.0	0.7%	(12.0)	0.07

For the nine months ended September 30, 2012	$472.0	6.2%	197.6	1.09

2012 restructuring and impairment charges: included pre-tax charges of $58.1 million for employee termination costs; $20.6 million of other restructuring costs, including lease termination costs; and $19.2 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals. The majority of the restructuring and impairment charges related to the reorganization of sales and administrative functions across all segments and the closing of five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment.

2011 restructuring and impairment charges: included pre-tax charges of $68.2 million for employee termination costs; $49.5 million of other restructuring costs, partially related to $15.0 million of multi-employer pension plan partial withdrawal charges, as well as lease termination costs; and $43.0 million for impairment of other long-lived assets. The majority of the restructuring and impairment charges related to the closings of certain facilities and headcount reductions due to the acquisition of Bowne.

Acquisition-related expenses: included pre-tax charges of $2.1 million ($2.0 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2012 associated with acquisitions completed or contemplated. For the nine months ended September 30, 2011, these pre-tax charges were $2.0 million ($1.1 million after-tax) for acquisitions completed or contemplated.

Net gain (loss) on investments: included a pre-tax impairment loss on an equity investment of $4.1 million ($2.6 million after-tax) for the nine months ended September 30, 2012. The nine months ended September 30, 2011 included a pre-tax gain of $9.8 million ($9.5 million after-tax) as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

Loss on debt extinguishment: included a pre-tax loss of $12.1 million ($7.9 million after-tax) for the nine months ended September 30, 2012 due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes. For the nine months ended September 30, 2011, a pre-tax loss on debt extinguishment of $69.9 million ($45.1 million after-tax) was recognized due to the repurchase of $227.8 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Income tax adjustments: included the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions, partially offset by a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, an income tax benefit of $77.4 million was recognized related to previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitation for certain years.

Operations: reflected cost savings from restructuring activities, lower pension and postretirement benefits expenses, lower depreciation and amortization expense and lower incentive compensation expense, partially offset by a net decrease in volume and unfavorable mix, price declines, lower recovery on print-related by-products, the Company’s reinstated 401(k) match and higher healthcare costs. Income tax expense increased as compared to the same period in the prior year reflecting a change in the expected mix of 2012 full-year U.S. and foreign earnings and the 2011 recognition of previously unrecognized tax benefits due to changes in the expected resolution of certain state tax matters and the release of valuation allowances on certain deferred tax assets. See further details in the review of operating results by segment that follows below.

Overview

During the third quarter of 2012, the Company experienced the impact of continued economic uncertainty and the increasing impact of electronic substitution on certain product offerings. Net sales decreased during the third quarter of 2012 compared to the third quarter of 2011 in the U.S. Print and Related Services segment, resulting from lower overall volume, a decline in pass-through paper sales and ongoing price pressures, and in the International segment, due to changes in foreign exchanges rates and lower volume in Latin America. These decreases were partially offset by organic growth in certain products and services during the third quarter of 2012, despite the difficult environment. In particular, the Company had organic growth in logistics and Asia. The largest net sales declines were experienced in commercial print, due to lower volume and unfavorable mix; magazines, catalogs and retail inserts, due to customers furnishing their own paper, lower volume and unfavorable mix; Latin America, due primarily to lower document security products volumes in Brazil, driven by a shift in the timing of a project to the fourth quarter, and changes in foreign exchange rates; and books and directories, due to reduced state and local funding for educational materials and electronic substitution.

During the three months ended September 30, 2012, the Company’s operating margin increased from 5.8% to 7.4% as compared to the same period in the prior year. This increase was partially driven by restructuring actions initiated by the Company in the current and prior year to further reduce the Company’s overall cost structure. These actions included the reorganization of sales and administrative functions across all segments as well as the closures of six manufacturing facilities during the nine months ended September 30, 2012. Further, the Company expects lower full-year payouts under its employee incentive compensation plans. As a result, incentive compensation expense decreased by $30.5 million as compared to the third quarter of 2011 on a consolidated basis, with approximately $21.9 million, $4.7 million, and $3.9 million reflected in the U.S. Print and Related Services segment, International segment, and Corporate, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $169.4 million as compared to $471.8 million for the nine months ended September 30, 2011. The decrease in cash provided by operating activities primarily resulted from higher pension and postretirement contributions, shifts in the timing of supplier payments and cash collections, lower net sales and higher payments related to the Company’s reinstated 401(k) match, partially offset by lower incentive compensation payments. Higher net cash inflows in the third quarter of 2012 as compared to the first and second quarters of 2012, similar to 2011, were due to normal operating cycles of the Company’s business and are also expected in the fourth quarter of 2012.

On July 6, 2012, the Surface Transportation Extension Act of 2012 (the “Act”) was signed into law. Changes in pension funding requirements primarily as a result of the Act reduced the Company’s expected 2012 pension and postretirement contributions by approximately $70 million as compared to estimates as of December 31, 2011. These changes are expected to result in additional reductions of the Company’s required contributions in 2013 and 2014. The Company expects to make pension and postretirement contributions of approximately $152 million during the twelve months ending December 31, 2012, which is expected to result in lower operating cash flows as compared to operating cash flows for the twelve months ended December 31, 2011. Of the expected 2012 contributions, $142.6 million was paid during the nine months ended September 30, 2012.

On October 15, 2012, the Company entered into a $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company will pay facility commitment fees. The applicable margin and rate for the facility commitment fees are set at agreed pricing levels until April 15, 2013 and will thereafter fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement replaced the Company’s previous $1.75 billion unsecured revolving credit agreement (the “Previous Credit Agreement”) which was due to expire on December 17, 2013. All amounts outstanding under the Previous Credit Agreement were repaid with borrowings under the Credit Agreement. The Credit Agreement will be used for general corporate purposes, including acquisitions and letters of credit.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. However, this typical seasonal pattern can be impacted by overall trends in the U.S. and world economy, and the Company expects that second-half net sales in 2012 will be only slightly higher than those of the first half.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first nine months of 2012, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 22, 2012, the United States Postal Service (“USPS”) increased postage rates for all major mail classes, including first-class mail, standard mail, periodicals and single piece parcel post. The new rates increased the cost of mailing these classes of mail by approximately 2.1%, on average, which is the formula calculated cap under the 2006 Postal Accountability and Enhancement Act. Under this act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. The USPS recently proposed a rate increase of approximately 2.6%, on average, across all classes of mail to become effective on January 27, 2013. The proposal is currently under review. As a leading provider of print logistics and the largest mailer of standard mail in the U.S., the Company works closely with the USPS and its customers to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates. During the third quarter of 2012, the USPS defaulted on two mandatory payments for the funding of retiree health benefits. The USPS announced that these defaults were not expected to impact mail services. However, the USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and possible suspension of Saturday service. Mail delivery services through the USPS account for approximately 38% of the Company’s logistics revenues. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units based on each reporting unit’s operating results for the nine months ended September 30, 2012 compared to expected results as of October 31, 2011. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since October 31, 2011, the market value of the Company’s stock has decreased while market yields on the Company’s debt have decreased slightly in recent months.

Management considered these trends in performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of September 30, 2012, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2012, the Company’s next annual measurement date.

In particular, the books and directories reporting unit has continued to experience declines in sales due to lower demand for educational books as a result of state and local government budget constraints, the impact of electronic substitution on directory and consumer book volumes and price pressures driven by excess capacity in the industry. Continued negative trends could have a significant impact on the estimated fair value of this reporting unit and could result in future impairment charges. Significant uncertainty exists with respect to the timing and extent of recovery in education book volumes and the pace of electronic substitution for printed consumer books. As of the October 31, 2011 annual goodwill impairment test, the books and directories reporting unit’s estimated fair value exceeded book value by approximately 18%. As of September 30, 2012, $318.6 million of goodwill was allocated to the books and directories reporting unit, which is included within the U.S. Print and Related Services segment.

The funded status of the Company’s pension and postretirement plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. As experienced in prior years, declines in the market value of the securities held by the plans have reduced, and in the future could materially reduce, the funded status of the plans. These reductions have increased the level of expected required pension and postretirement contributions in future years. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. The Act, signed into law in July of 2012, includes certain pension-related provisions designed to stabilize interest rates used to calculate the minimum required annual contributions for defined benefit pension plans. The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans over the next few years though these contributions are dependent on many factors, including returns on invested assets and discount rates used to determine the pension obligations. Based on current estimates, the Company expects to make cash contributions of approximately $152 million to its pension and postretirement plans in 2012 and approximately $40 million in 2013.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

The following table shows the results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$2,171.2	$2,364.9	$(193.7)	(8.2%)
Services	337.6	318.4	19.2	6.0%

Total net sales	2,508.8	2,683.3	(174.5)	(6.5%)
Products cost of sales (exclusive of depreciation and amortization)	1,691.9	1,830.4	(138.5)	(7.6%)
Services cost of sales (exclusive of depreciation and amortization)	243.9	225.9	18.0	8.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	253.4	296.9	(43.5)	(14.7%)
Restructuring and impairment charges-net	13.9	34.2	(20.3)	(59.4%)
Depreciation and amortization	119.0	139.1	(20.1)	(14.5%)

Total operating expenses	2,322.1	2,526.5	(204.4)	(8.1%)

Income from operations	$186.7	$156.8	$29.9	19.1%

Consolidated

Net sales of products for the three months ended September 30, 2012 decreased $193.7 million, or 8.2%, to $2,171.2 million versus the same period in the prior year, including a $29.8 million, or 1.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased in the U.S. Print and Related Services segment, resulting from lower overall volume, decreased pass-through paper sales and ongoing price pressure, and in the International segment, primarily due to changes in foreign exchange rates and lower volume in Brazil, largely due to a shift in the timing of a project to the fourth quarter. These decreases were partially offset by organic growth in Asia.

Net sales from services for the three months ended September 30, 2012 increased $19.2 million, or 6.0%, to $337.6 million versus the same period in the prior year, partially offset by a $2.1 million, or 0.7%, decrease from changes in foreign exchange rates. Net sales from services increased due to higher logistics volume, driven primarily by growth in freight brokerage services, as well as higher financial services volume.

Products cost of sales decreased $138.5 million to $1,691.9 million for the three months ended September 30, 2012 versus the same period in the prior year primarily due to lower overall volume. Products cost of sales as a percentage of products net sales increased from 77.4% to 77.9%, reflecting unfavorable product mix, price declines, lower recovery on print-related by-products and wage inflation primarily in Latin America and Asia, partially offset by lower incentive compensation expense and cost savings from restructuring activities.

Services cost of sales increased $18.0 million to $243.9 million for the three months ended September 30, 2012 versus the same period in the prior year primarily due to higher logistics volume. Services cost of sales as a percentage of services net sales increased from 70.9% to 72.2%, reflecting unfavorable mix and pricing in financial services and transition costs related to the integration of EDGAR Online, partially offset by lower incentive compensation expense, cost savings from restructuring activities and favorable mix and pricing in logistics.

Selling, general and administrative expenses decreased $43.5 million to $253.4 million, and from 11.1% to 10.1% as a percentage of net sales, for the three months ended September 30, 2012 versus the same period in the prior year due to lower pension and postretirement benefits expenses, primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, lower incentive compensation expense and cost savings from restructuring activities.

For the three months ended September 30, 2012, the Company recorded net restructuring and impairment charges of $13.9 million compared to $34.2 million in the same period of 2011. In 2012 these charges included $7.5 million for employee termination costs for 285 employees, of whom 166 were terminated as of September 30, 2012. These terminations resulted from the reorganization of sales and administrative functions across all segments, the closing of one manufacturing facility within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, for the three months ended September 30, 2012, the Company incurred lease termination and other restructuring charges of $4.8 million and impairment charges of $1.6 million, primarily related to machinery and equipment associated with the facility closings.

Restructuring charges for the three months ended September 30, 2011 included $14.2 million for employee termination costs for 675 employees, all of whom were terminated as of September 30, 2012, associated with actions resulting from the reorganization of certain operations. The charges also related to the closing of one manufacturing facility within the U.S. Print and Related Services segment as well as the closing of certain facilities and headcount reductions due to the acquisition of Bowne. Additionally, for the three months ended September 30, 2011, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $9.4 million. For the three months ended September 30, 2011, the Company also recorded $10.6 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings.

Depreciation and amortization decreased $20.1 million to $119.0 million for the three months ended September 30, 2012 compared to the same period in 2011, primarily due to the impact of lower capital spending in recent years compared to historical levels, certain other intangible assets becoming fully amortized during the year and the impairment of $90.7 million of other intangible assets in the fourth quarter of 2011. Depreciation and amortization included $22.7 million and $28.6 million of amortization of other intangible assets related to customer relationships, trademarks, licenses and agreements, trade names and patents for the three months ended September 30, 2012 and 2011, respectively.

Income from operations for the three months ended September 30, 2012 was $186.7 million, an increase of 19.1% compared to the three months ended September 30, 2011. The increase was due to cost savings from restructuring activities, lower incentive compensation expense, lower pension and postretirement benefits expenses, lower depreciation and amortization expense and lower restructuring and impairment charges, partially offset by lower overall volume and unfavorable mix, declining prices and lower recovery on print-related by-products.

Net interest expense increased by $0.8 million for the three months ended September 30, 2012 versus the same period in 2011, primarily due to the March 13, 2012 issuance of $450.0 million of 8.25% senior notes due March 15, 2019, largely offset by the repayment of $341.8 million of the 4.95% senior notes due April 1, 2014, $158.6 million of the 5.625% senior notes due January 15, 2012 and $100.0 million of the 5.50% senior notes due May 15, 2015 in the first quarter of 2012.

Net investment and other (income) expense for the three months ended September 30, 2012 and 2011 was income of $0.4 million and $1.3 million, respectively.

Loss on debt extinguishment for the three months ended September 30, 2011 was $1.3 million due to the repurchase of $11.6 million of the 11.25% senior notes due February 1, 2019.

The effective income tax rate for the three months ended September 30, 2012 was a provision of 42.3% compared to a benefit of 69.0% in the same period of 2011. The tax rate in 2012 reflects a change in the expected mix of full-year U.S. and foreign earnings and a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested. The rate in 2011 reflects the recognition of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years and changes in the expected resolution of certain state tax matters.

Income (loss) attributable to noncontrolling interests was a loss of $0.2 million and income of $0.7 million for the three months ended September 30, 2012 and 2011, respectively.

Net earnings attributable to RR Donnelley common shareholders for the three months ended September 30, 2012 was $71.4 million, or $0.39 per diluted share, compared to $158.0 million, or $0.83 per diluted share, for the three months ended September 30, 2011. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 8.4 million primarily due to the purchase of shares as a result of the accelerated share repurchase in 2011.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended September 30,
	2012	2011
	(in millions, except percentages)
Net sales	$1,853.4	$1,979.4
Income from operations	178.7	169.3
Operating margin	9.6%	8.6%
Restructuring and impairment charges	9.4	28.1

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Three Months Ended September 30,
Reporting unit	2012	2011	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts (a)	$452.6	$486.9	$(34.3)	(7.0%)
Books and directories (a)	309.8	341.0	(31.2)	(9.1%)
Variable print	285.9	311.9	(26.0)	(8.3%)
Financial print	191.1	195.4	(4.3)	(2.2%)
Forms and labels	186.0	195.8	(9.8)	(5.0%)
Logistics	192.5	178.3	14.2	8.0%
Commercial	135.8	173.5	(37.7)	(21.7%)
Office products	59.9	57.3	2.6	4.5%
Premedia	39.8	39.3	0.5	1.3%

Total U.S. Print and Related Services	$1,853.4	$1,979.4	$(126.0)	(6.4%)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the three months ended September 30, 2012 were $1,853.4 million, a decrease of $126.0 million, or 6.4%, compared to the same period in 2011. Net sales decreased due to a decline in commercial print volume, decreased volume in both books and directories, lower pass-through paper sales and reduced volume in magazines, catalogs and retail inserts, lower direct mail and statement printing volume and lower prices, partially offset by higher volume in freight brokerage services. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, reduced volume and unfavorable product mix and price pressures.

•

Books and directories: Sales decreased due to lower volume in educational books, consumer books and directories, primarily as a result of lower state funding for educational materials and electronic substitution, as well as price declines for books and lower pass-through paper sales.

•

Variable print: Sales decreased as a result of lower overall volume in direct mail, statement printing and print fulfillment and distribution as well as reduced pass-through postage sales and continued price pressures.

•

Financial print: Sales decreased slightly due to a decline in investment management and other financial print volume, reduced XBRL financial services volume and lower pricing, partially offset by an increase in capital markets transactions activity.

•	Forms and labels: Sales decreased primarily due to lower forms volume as well as price pressures, partially offset by sales resulting from the Stratus acquisition and higher labels volume.

•

Logistics: Sales increased primarily due to higher freight brokerage services volume as well as increased courier and co-mail services volume and sales resulting from the XPO acquisition, partially offset by lower print logistics services volume.

•	Commercial: Sales decreased due to lower volume, unfavorable product mix as well as reduced pass-through postage sales.

•	Office products: Sales increased slightly as the result of favorable pricing, primarily due to lower vendor rebates, partially offset by a decline in filing products volume.

•	Premedia: Sales increased slightly due to higher photography services volume from an existing customer, partially offset by price pressures on contract renewals.

U.S. Print and Related Services segment income from operations increased $9.4 million for the three months ended September 30, 2012 mainly driven by cost savings from restructuring activities, lower incentive compensation expense, lower restructuring and impairment charges and lower depreciation and amortization expense, partially offset by lower overall volume, lower recovery on print-related by-products and price declines. Operating margins increased from 8.6% for the three months ended September 30, 2011 to 9.6% for the three months ended September 30, 2012, due to cost savings from restructuring activities and lower incentive compensation expense.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2012	2011
	(in millions, except percentages)
Net sales	$655.4	$703.9
Income from operations	27.5	36.7
Operating margin	4.2%	5.2%
Restructuring and impairment charges	4.4	4.6

Reporting unit	Net Sales for the Three Months Ended September 30,		$ Change	% Change
	2012	2011
	(in millions, except percentages)
Asia	$176.8	$169.5	$7.3	4.3%
Business process outsourcing	142.2	142.4	(0.2)	(0.1%)
Latin America	112.6	145.5	(32.9)	(22.6%)
Europe	97.1	116.8	(19.7)	(16.9%)
Global Turnkey Solutions	67.0	66.3	0.7	1.1%
Canada	59.7	63.4	(3.7)	(5.8%)

Total International	$655.4	$703.9	$(48.5)	(6.9%)

Net sales for the International segment for the three months ended September 30, 2012 were $655.4 million, a decrease of $48.5 million, or 6.9%, compared to the same period in 2011. The net sales decrease was due to changes in foreign exchange rates of $31.9 million, or 4.5%, lower volume in Latin America, decreased print bundling volume in Europe and a decline in capital markets transactions activity, partially offset by increased volume in Asia and business process outsourcing, higher pass-through paper sales in Asia and increased volume in Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume in print bundling and packaging services, increased book export volume and increased pass-through paper sales, partially offset by a decline in capital markets transactions activity and lower pricing.

•

Business process outsourcing: Sales decreased slightly due to changes in foreign exchange rates, largely offset by higher pass-through sales in print management volume, increased global outsourcing volume and increased volume from new and existing customers.

•

Latin America: Sales decreased due to lower document security products volume in Brazil due to a shift in the timing of a project to the fourth quarter, changes in foreign exchange rates and a decline in book volume in Chile, partially offset by higher catalog and magazine volume in Argentina, favorable pricing primarily in Chile and Brazil and higher forms volume in Venezuela.

•	Europe: Sales decreased due to changes in foreign exchange rates, lower print bundling volume and declines in directories volume, partially offset by increased retail inserts and magazine volume.

•

Global Turnkey Solutions: Sales increased slightly primarily due to volume increases from new customers, largely offset by lower volume from an existing customer, the loss of a customer and price pressures.

•	Canada: Sales decreased due to declines in commercial and forms volumes and changes in foreign exchange rates, largely offset by higher statement printing.

Income from operations decreased $9.2 million primarily due to volume decreases in Europe and Latin America, wage inflation in Latin America and Asia and a decline in capital markets transactions activity, partially offset by cost savings from restructuring activities, lower incentive compensation expense, lower depreciation and amortization expense, and increased volume in global outsourcing and Asia. Operating margins decreased from 5.2% for the three months ended September 30, 2011 to 4.2% for the three months ended September 30, 2012, reflecting wage inflation, price declines and higher pass-through sales in print management, partially offset by cost savings from restructuring activities, lower incentive compensation expense, lower depreciation and amortization expense and higher volume in certain services and products.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Three Months Ended September 30,
	2012	2011
	(in millions)
Operating expenses	$19.5	$49.2
Restructuring and impairment charges	0.1	1.5
Acquisition-related expenses	1.3	0.7

Corporate operating expenses in the three months ended September 30, 2012 were $19.5 million, a decrease of $29.7 million compared to the same period in 2011. The decrease was driven by lower pension and postretirement benefits expenses, primarily related to the freeze on further benefit accruals for all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, lower LIFO inventory provisions and lower incentive compensation expense, partially offset by higher healthcare costs and the Company’s reinstated 401(k) match.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

The following table shows the results of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$6,557.4	$6,988.2	$(430.8)	(6.2%)
Services	1,004.9	902.0	102.9	11.4%

Total net sales	7,562.3	7,890.2	(327.9)	(4.2%)
Products cost of sales (exclusive of depreciation and amortization)	5,084.4	5,334.4	(250.0)	(4.7%)
Services cost of sales (exclusive of depreciation and amortization)	730.3	659.7	70.6	10.7%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	812.8	933.1	(120.3)	(12.9%)
Restructuring and impairment charges-net	97.9	160.7	(62.8)	(39.1%)
Depreciation and amortization	364.9	420.0	(55.1)	(13.1%)

Total operating expenses	7,090.3	7,507.9	(417.6)	(5.6%)

Income from operations	$472.0	$382.3	$89.7	23.5%

Consolidated

Net sales of products for the nine months ended September 30, 2012 decreased $430.8 million, or 6.2%, to $6,557.4 million versus the same period in the prior year, including a $88.8 million, or 1.3%, decrease due to changes in foreign exchange rates. Net sales of products decreased in the U.S. Print and Related Services segment, resulting from lower overall volume, decreased pass-through paper sales, ongoing price pressures and a decline in capital markets transactions activity, and in the International segment, primarily due to changes in foreign exchange rates. These decreases were partially offset by increased volume in business process outsourcing, organic growth in Asia and rebate adjustments to net sales to correct an over-accrual of rebates due to certain office products customers.

Net sales from services for the nine months ended September 30, 2012 increased $102.9 million, or 11.4%, to $1,004.9 million versus the same period in the prior year, partially offset by a $6.1 million, or 0.7%, decrease due to changes in foreign exchange rates. Net sales from services increased due to higher logistics volume, driven primarily by growth in freight brokerage services, as well as increased volume in XBRL financial services.

Products cost of sales decreased $250.0 million to $5,084.4 million for the nine months ended September 30, 2012 versus the same period in the prior year primarily due to lower overall volume. Products cost of sales as a percentage of products net sales increased from 76.3% to 77.5%, reflecting unfavorable product mix, price pressures and lower recovery on print-related by-products.

Services cost of sales increased $70.6 million to $730.3 million for the nine months ended September 30, 2012 versus the same period in the prior year primarily due to higher logistics volume as well as increased XBRL financial services volume. Services cost of sales as a percentage of services net sales decreased from 73.1% to 72.7%, reflecting favorable mix and pricing in logistics, partially offset by unfavorable mix and pricing in financial services.

Selling, general and administrative expenses decreased $120.3 million to $812.8 million, and from 11.8% to 10.7% as a percentage of net sales, for the nine months ended September 30, 2012 versus the same period in the prior year due to lower pension and postretirement benefits expenses, primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, cost savings from restructuring activities and lower incentive compensation expense.

For the nine months ended September 30, 2012, the Company recorded net restructuring and impairment charges of $97.9 million compared to $160.7 million in the same period of 2011. In 2012, these charges included $58.1 million for employee termination costs for 2,100 employees, of whom 1,919 were terminated as of September 30, 2012. These terminations resulted from the reorganization of sales and administrative functions across all segments, the closing of five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, for the nine months ended September 30, 2012, the Company incurred lease termination and other restructuring charges of $20.6 million and impairment charges of $19.2 million, primarily related to machinery and equipment associated with the facility closings and other asset disposals.

Restructuring charges for the nine months ended September 30, 2011 included $68.2 million for employee termination costs for 2,534 employees, all of whom were terminated as of September 30, 2012. These charges primarily related to the closings of certain facilities, reorganizations of certain operations and headcount reductions due to the acquisition of Bowne. The charges also related to the closing of five manufacturing facilities within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $49.5 million, of which $15.0 million related to multi-employer pension plan partial withdrawal charges primarily related to the closing of three manufacturing facilities. For the nine months ended September 30, 2011, the Company also recorded $43.0 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings.

Depreciation and amortization decreased $55.1 million to $364.9 million for the nine months ended September 30, 2012 compared to the same period in 2011, primarily due to the impact of lower capital spending in recent years compared to historical levels, certain other intangible assets becoming fully amortized during the period and the impairment of $90.7 million of other intangible assets in the fourth quarter of 2011. Depreciation and amortization included $69.1 million and $85.9 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the nine months ended September 30, 2012 and 2011, respectively.

Income from operations for the nine months ended September 30, 2012 was $472.0 million, an increase of 23.5% compared to the nine months ended September 30, 2011. The increase was due to cost savings from restructuring activities, lower pension and postretirement benefits expenses, lower restructuring and impairment charges, lower depreciation and amortization expense and lower incentive compensation expense, partially offset by lower overall volume, price declines, lower recovery on print-related by-products, the Company’s reinstated 401(k) match, wage inflation in Latin America and Asia and higher healthcare costs.

Net interest expense increased by $5.9 million for the nine months ended September 30, 2012 versus the same period in 2011, primarily due to the March 13, 2012 issuance of $450.0 million of 8.25% senior notes due March 15, 2019, the June 1, 2011 issuance of $600.0 million of 7.25% senior notes due May 15, 2018 as well as increased borrowings under the Previous Credit Agreement, partially offset by the repayment of $341.8 million of the 4.95% senior notes due April 1, 2014, $216.2 million of the 11.25% senior notes due February 1, 2019, $158.6 million of the 5.625% senior notes due January 15, 2012 and $200.0 million of the 5.50% senior notes due May 15, 2015 during the first quarter of 2012 and second quarter of 2011.

Net investment and other (income) expense for the nine months ended September 30, 2012 and 2011 was expense of $3.2 million and income of $11.1 million, respectively. The nine months ended September 30, 2012 included an impairment loss on an equity investment of $4.1 million. The nine months ended September 30, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment.

Loss on debt extinguishment for the nine months ended September 30, 2012 was $12.1 million due to the 2012 repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes. Loss on debt extinguishment for the nine months ended September 30, 2011 was $69.9 million due to the repurchase of $227.8 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

The effective income tax rate for the nine months ended September 30, 2012 was a provision of 26.3% compared to a benefit of 45.3% in the same period of 2011. The tax rate in 2012 reflects a change in the expected mix of full-year U.S. and foreign earnings and a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested, partially offset by a benefit due to the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and the release of valuation allowances on certain deferred tax assets in Europe. The rate in 2011 reflects the recognition of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years and changes in the expected resolution of certain state tax matters, as well as the release of valuation allowances on certain deferred tax assets in the U.S. and Europe.

Income attributable to noncontrolling interests was $0.5 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Net earnings attributable to RR Donnelley common shareholders for the nine months ended September 30, 2012 was $197.6 million, or $1.09 per diluted share, compared to $204.1 million, or $1.02 per diluted share, for the nine months ended September 30, 2011. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 17.7 million primarily due to the purchase of shares as a result of the accelerated share repurchase in 2011.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Nine Months Ended September 30,
	2012	2011
	(in millions, except percentages)
Net sales	$5,580.8	$5,841.4
Income from operations	483.6	444.0
Operating margin	8.7%	7.6%
Restructuring and impairment charges	75.2	131.4

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Nine Months Ended September 30,		$ Change	% Change
Reporting unit	2012	2011
	(in millions, except percentages)
Magazines, catalogs and retail inserts (a)	$1,317.7	$1,391.2	$(73.5)	(5.3%)
Books and directories (a)	866.6	966.2	(99.6)	(10.3%)
Variable print	862.3	922.2	(59.9)	(6.5%)
Financial print	681.5	719.9	(38.4)	(5.3%)
Forms and labels	562.4	588.7	(26.3)	(4.5%)
Logistics	553.7	502.2	51.5	10.3%
Commercial	413.5	470.8	(57.3)	(12.2%)
Office products	207.1	167.9	39.2	23.3%
Premedia	116.0	112.3	3.7	3.3%

Total U.S. Print and Related Services	$5,580.8	$5,841.4	$(260.6)	(4.5%)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the nine months ended September 30, 2012 were $5,580.8 million, a decrease of $260.6 million, or 4.5%, compared to the same period in 2011. Net sales decreased due to lower volume in both books and directories, lower volume in direct mail and statement printing, decreases in pass-through paper sales, lower commercial volume and price declines, partially offset by increased freight brokerage services volume, the rebate adjustments to net sales to correct an over-accrual of rebates due to certain office products customers, and increased XBRL financial services and office products volume. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, price pressures and reduced volume and unfavorable product mix.

•

Books and directories: Sales decreased due to lower volume in educational books, consumer books and directories, primarily as a result of lower state funding for educational materials and electronic substitution, as well as lower pass-through paper sales and price declines for books, partially offset by favorable pricing for directories.

•	Variable print: Sales decreased as a result of lower direct mail, statement and digital print and fulfillment volume and lower pricing.

•

Financial print: Sales decreased primarily due to a decline in capital markets transactions activity, lower volume in other financial print products as well as price pressures, partially offset by an increase in XBRL financial services volume.

•	Forms and labels: Sales declined due to lower forms and labels volume and price declines, partially offset by sales resulting from the Stratus acquisition.

•

Logistics: Sales increased primarily due to higher freight brokerage services volume as well as increased courier, co-mail and expedited logistics services volume and higher fuel surcharges, partially offset by declines in print logistics services volume.

•	Commercial: Sales decreased due to lower volume, unfavorable product mix and lower prices.

•

Office products: Sales increased primarily as the result of rebate adjustments, favorable pricing, primarily in note taking products, as well as new binders business from existing customers and an increase in back-to-school supplies and filing products volume.

•	Premedia: Sales increased due to higher photography services volume from existing customers, partially offset by price declines on contract renewals.

U.S. Print and Related Services segment income from operations increased $39.6 million for the nine months ended September 30, 2012 mainly driven by cost savings from restructuring activities, lower restructuring and impairment charges, lower depreciation and amortization expense, lower incentive compensation expense as well as the rebate adjustments, partially offset by lower volume in various products, price declines, lower recovery on print-related by-products and a decline in capital markets transactions activity. Operating margins increased from 7.6% for the nine months ended September 30, 2011 to 8.7% for the nine months ended September 30, 2012, due to cost savings from restructuring activities, lower restructuring and impairment charges, lower depreciation and amortization expense, lower incentive compensation expense and the rebate adjustment.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2012	2011
	(in millions, except percentages)
Net sales	$1,981.5	$2,048.8
Income from operations	100.1	124.4
Operating margin	5.1%	6.1%
Restructuring and impairment charges	13.3	23.6

	Net Sales for the Nine Months Ended September 30,		$ Change	% Change
Reporting unit	2012	2011
	(in millions, except percentages)
Asia	$487.6	$463.5	$24.1	5.2%
Business process outsourcing	451.3	418.2	33.1	7.9%
Latin America	333.9	385.2	(51.3)	(13.3%)
Europe	292.5	354.0	(61.5)	(17.4%)
Global Turnkey Solutions	215.9	215.7	0.2	0.1%
Canada	200.3	212.2	(11.9)	(5.6%)

Total International	$1,981.5	$2,048.8	$(67.3)	(3.3%)

Net sales for the International segment for the nine months ended September 30, 2012 were $1,981.5 million, a decrease of $67.3 million, or 3.3%, compared to the same period in 2011. The net sales decrease was due to changes in foreign exchange rates of $94.9 million, or 4.6%, a decline in capital markets transactions activity, decreased print bundling volume in Europe, lower volume in Brazil and Chile and price pressures, partially offset by increased volume in business process outsourcing and Asia and higher pass-through paper sales in Europe and Asia. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume in print bundling and packaging services, higher book export volume and increased pass-through paper sales, partially offset by a decline in capital markets transactions activity and price declines.

•

Business process outsourcing: Sales increased due to higher volume from existing and new customers, increased pass-through sales in print management and higher outsourcing services volume, partially offset by changes in foreign exchange rates.

•

Latin America: Sales decreased due to changes in foreign exchange rates, lower document security products volume in Brazil due to a shift in the timing of a project to the fourth quarter and declines in book, catalog and magazine volume in Chile, partially offset by higher catalog and magazine volume in Argentina and Mexico.

•

Europe: Sales decreased due to lower print bundling volume, changes in foreign exchange rates, a decrease in directories volume and a decline in capital markets transactions activity, partially offset by increased retail inserts and magazine volume and higher pass-through paper sales.

•

Global Turnkey Solutions: Sales increased slightly due to volume increases from existing and new customers, largely offset by lower volume from the loss of a customer as well as price pressures and changes in foreign exchange rates.

•

Canada: Sales decreased due to declines in commercial and forms volumes, as well as changes in foreign exchange rates and a decrease in capital markets transactions activity, partially offset by higher statement printing volume for a new customer.

Income from operations decreased $24.3 million primarily due to lower capital markets transactions activity, decreased print bundling volume in Europe, price pressures and wage inflation in Latin America and Asia, partially offset by cost savings from restructuring activities, lower depreciation and amortization expense, lower restructuring and impairment charges, lower incentive compensation expense and increased volume in certain products and outsourcing services. Operating margins decreased from 6.1% for the nine months ended September 30, 2011 to 5.1% for the nine months ended September 30, 2012, primarily due to unfavorable mix, price pressures, wage inflation and higher pass-through sales in print management, partially offset by cost savings from restructuring activities, lower depreciation and amortization expense and lower restructuring and impairment charges.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Operating expenses	$111.7	$186.1
Restructuring and impairment charges	9.4	5.7
Acquisition-related expenses	2.1	2.0

Corporate operating expenses in the nine months ended September 30, 2012 were $111.7 million, a decrease of $74.4 million compared to the same period in 2011. The decrease was driven by lower pension and postretirement benefits expenses, primarily related to the freeze on further benefit accruals for all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, lower LIFO inventory provisions and lower incentive compensation expense, partially offset by the Company’s reinstated 401(k) match and higher healthcare costs.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the nine months ended September 30, 2012 and 2011.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $169.4 million for the nine months ended September 30, 2012, compared to $471.8 million for the same period last year. The decrease in net cash provided by operating activities reflected higher pension and postretirement contributions, shifts in the timing of supplier payments and cash collections in the first nine months of 2012, lower net sales and higher payments related to the Company’s reinstated 401(k) match, partially offset by lower incentive compensation payments.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $209.8 million compared to $304.5 million for the nine months ended September 30, 2011. Net cash used in investing activities declined due to a decrease in capital expenditures of $33.9 million compared to the first nine months of 2011. The Company also recorded cash proceeds from the sale of investments and other assets of $42.1 million during the nine months ended September 30, 2012, primarily related to the sale-leaseback of an office building and related property, compared to cash proceeds of $9.5 million during the nine months ended September 30, 2011. Additionally, the decline was due to cash used for the acquisitions of Helium, LibreDigital, Journalism Online, Genesis and Sequence of $113.4 million during the nine months ended September 30, 2011 compared to $90.1 million of cash used for the acquisitions of EDGAR Online and XPO during the nine months ended September 30, 2012. The Company expects that capital expenditures for 2012 will be approximately $200.0 million to $225.0 million, compared to $250.9 million in 2011.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $27.4 million compared to $325.8 million in the same period of 2011. During the nine months ended September 30, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. Proceeds from borrowings under the Previous Credit Agreement of $279.0 million for the nine months ended September 30, 2012 were primarily used to pay the $158.6 million 5.625% senior notes that matured during the first quarter. During the nine months ended September 30, 2011, the Company received net proceeds from the issuance of $600.0 million of 7.25% long-term senior notes due May 15, 2018, as well as $225.0 million from net borrowings under the Previous Credit Agreement. Cash used in financing activities during the nine months ended September 30, 2011, included $500.0 million for the acquisition of the Company’s common stock under its accelerated share repurchase agreement and $493.4 million to repurchase senior notes in the aggregate principal amount of $427.8 million due February 1, 2019, January 15, 2017 and May 15, 2015.

Dividends

During the nine months ended September 30, 2012, the Company paid cash dividends of $140.2 million. On October 24, 2012, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 3, 2012 to the RR Donnelley shareholders of record on November 8, 2012.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s revolving credit agreement are the Company’s primary sources of liquidity and are expected to be used for, among other things, interest and principal on the Company’s long term debt obligations, capital expenditures as necessary to support productivity improvement and growth, completion of restructuring programs, acquisitions, dividend payments that may be approved by the Board of Directors and future common stock repurchases based upon market conditions and subject to compliance with the Credit Agreement.

Cash and cash equivalents of $392.9 million as of September 30, 2012 included $38.3 million in the U.S. and $354.6 million at international locations. In 2013, the Company’s foreign subsidiaries are expected to make payments to the U.S. of approximately $150 million from current foreign cash balances. These payments will be made in satisfaction of intercompany obligations, and additional payments up to approximately $340 million with respect to these intercompany obligations are expected to be made in future years. The Company expects to use the cash received in the U.S. to reduce debt, either through repayment of short term borrowings or repurchase of senior notes or debentures. The Company has recognized deferred tax liabilities of $8.6 million as of September 30, 2012 related to local withholding taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country income or withholding taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign cash balances are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

The Company maintains a cash pooling structure that enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs. The foreign cash balances may be loaned to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

On October 15, 2012, the Company entered into a $1.15 billion senior secured revolving credit facility which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company will pay facility commitment fees. The applicable margin and rate for the facility commitment fees are set at agreed upon pricing levels until April 15, 2013 and will thereafter fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement replaced the Company’s previous $1.75 billion unsecured revolving credit agreement which was due to expire on December 17, 2013. All amounts outstanding under the Previous Credit Agreement were repaid with borrowings under the Credit Agreement. The Credit Agreement will be used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum interest coverage ratio and a maximum leverage ratio, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments, dispose of certain assets and may also limit the use of proceeds. The Credit Agreement allows annual dividend payments of up to $200.0 million in aggregate. Under the Credit Agreement, based on the Company’s results of operations for the twelve months ended September 30, 2012 and existing debt, in addition to the $344.0 million of borrowings outstanding as of September 30, 2012, the Company would have had the ability to utilize an additional $767.1 million of the $1.15 billion Credit Agreement and not have been in violation of the terms of the agreement.

The Previous Credit Agreement was also subject to a number of financial covenants that, in part, limited the use of proceeds, and the ability of the Company to create liens on assets, incur subsidiary debt, engage in mergers and consolidations or dispose of assets. The financial covenants required a minimum interest coverage ratio and a maximum leverage ratio, both to be computed on a pro forma basis as defined in the Previous Credit Agreement. Under the Previous Credit Agreement, based on the Company’s results of operations for the twelve months ended September 30, 2012 and existing term debt structure, in addition to the $344.0 million of borrowings outstanding, the Company could have utilized an additional $946.8 million of the $1.75 billion Previous Credit Agreement and not have been in violation of the maximum leverage ratio.

The availability as of September 30, 2012 under the Previous Credit Agreement and the Credit Agreement, as if it were entered into as of the end of the period, are shown in the table below.

	Availability at September 30, 2012
	Previous Credit Agreement	Credit Agreement
	(in millions)
Availability
Committed credit agreement	$1,750.0	$1,150.0
Availability reduction from covenants	459.2	—

	1,290.8	1,150.0
Usage
Borrowings under the credit agreement	344.0	344.0
Letters of credit outstanding	—	38.9

Availability at September 30, 2012	$946.8	767.1

The Company was in compliance with its debt covenants under the Previous Credit Agreement as of September 30, 2012, and expects to remain in compliance with the debt covenants under the Credit Agreement based on management’s estimates of operating and financial results for 2012 and the foreseeable future. In addition, the Company met all the conditions required to borrow under the Previous Credit Agreement as of September 30, 2012 and management expects the Company to continue to meet the applicable borrowing conditions under the Credit Agreement.

The Company also has $168.9 million in credit facilities outside of the U.S., most of which are uncommitted. As of September 30, 2012, the Company had $62.9 million in outstanding letters of credit, of which $38.9 million were issued under the Previous Credit Agreement. The outstanding letters of credit would have reduced the availability under the Credit Agreement, but not under the Previous Credit Agreement as the reduction in availability from the leverage ratio covenant under the Previous Credit Agreement exceeded the amount of the outstanding letters of credit. The Credit Agreement is supported by fifteen U.S. and international financial institutions. The Company’s debt maturities as of September 30, 2012 are shown in the following table:

	Debt Maturity Schedule
	Total	2012	2013	2014	2015	2016	Thereafter
Senior notes, debentures and borrowings under the credit agreement (a)	$3,749.4	$344.0	$—	$258.2	$300.0	$350.0	$2,497.2
Capital lease obligations	3.7	0.3	0.9	0.9	1.0	0.6	—
Other (b)	22.5	19.3	0.1	0.1	3.0	—	—

Total	$3,775.6	$363.6	1.0	259.2	304.0	350.6	2,497.2

(a)	Excludes the debt discount of $5.6 million and debt adjustment for fair value hedges of $16.4 million related to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019, which does not represent a contractual commitment with a fixed amount or maturity date
(b)	Includes miscellaneous debt obligations

On August 1, 2012, Standard & Poor’s Rating Services (“S&P”) lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BB+ with a negative outlook to BB with a stable outlook. On September 19, 2012, S&P assigned a rating of BBB- to the Company’s Credit Agreement and reaffirmed the Company’s long-term corporate credit rating of BB with a stable outlook.

On September 19, 2012, Moody’s Investors Service (Moody’s) lowered the Company’s senior unsecured debt ratings from Ba2 to Ba3, assigned a rating of Baa2 to the Company’s Credit Agreement and reaffirmed the Company’s long-term corporate family rating of Ba2 with a negative outlook.

As a result of the August 1, 2012 downgrade by S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was increased from 12.0%, as of the June 13, 2012 downgrade by Moody’s, to 12.25%. The September 19, 2012 downgrade by Moody’s further increased the rate on these notes from 12.25% to 12.50%. Subsequent to April 15, 2013, the applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees will fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of the ratings downgrades.

Acquisitions

During the three months ended September 30, 2012, the Company paid $90.1 million, net of cash acquired, to purchase EDGAR Online and XPO. The Company financed these acquisitions with a combination of cash on hand and borrowings under the Previous Credit Agreement.

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

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase an initial $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Previous Credit Agreement. On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. As of September 30, 2012, approximately 73.0% of the Company’s outstanding debt was comprised of fixed-rate debt. At September 30, 2012, the Company’s exposure to rate fluctuations on variable-interest borrowings was $1,024.3 million, including $658.0 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $366.3 million in borrowings under the Previous Credit Agreement, international credit facilities and other long-term debt.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the operating unit, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk. As of September 30, 2012, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $614.7 million (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $12.3 million at September 30, 2012. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at September 30, 2012 and December 31, 2011 by approximately $113.8 million and $122.9 million, respectively.

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

New Accounting Pronouncements and Pending Accounting Standards

During the nine months ended September 30, 2012, the Company adopted various accounting standards. See Note 18, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a description of the accounting standards adopted during the nine months ended September 30, 2012.

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

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations and financial strength;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel) or in the prices received for the sale of by-products;

•	changes in ratings of the Company’s debt securities;

•	the ability of the Company to comply with covenants under the Credit Agreement;

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

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

•	contingencies related to actual or alleged environmental contamination;

•	the retention of existing, and continued attraction of additional customers and key employees;

•	the effect of a material breach of security of any of the Company’s systems;

•	the failure to properly use and protect customer information and data;

•	the effect of labor disruptions or labor shortages;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

•	the possibility of a regional or global health pandemic outbreak;

•	disruptions to the Company’s operations resulting from possible natural disasters, interruptions in utilities and similar events;

•	adverse outcomes of pending and threatened litigation; and

•	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including under “Risk Factors” in the Company’s Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2012 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2012 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 1, 2012 – July 31, 2012	—	$—	—	$500,000,000
August 1, 2012 – August 31, 2012	—	—	—	$500,000,000
September 1, 2012 – September 30, 2012	—	—	—	$500,000,000

Total	—	$—	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards
(b)	On May 3, 2011, the Board of Directors of the Company approved a program that authorizes the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program may be made from time to time through a variety of methods as determined by the Company’s management. The repurchase authorizations do not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase and may be modified, suspended or terminated at any time at the Company’s discretion.

As part of the share repurchase program the Company entered into an accelerated share repurchase agreement (“ASR”) in 2011 with an investment bank under which the Company repurchased $500.0 million of its common stock, receiving an initial delivery of 19.9 million shares on May 10, 2011 and an additional 9.3 million shares on November 17, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 16, 2012, filed on February 21, 2012)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement, dated as of October 15, 2012, among the Company, as the borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 2012, filed on October 16, 2012)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 1, 2012)*

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.5	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.6	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.7	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.8	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.9	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.10	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.11	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.12	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.13	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.14	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.15	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.16	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.17	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.21	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.22	Form of Cash Bonus Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.23	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.27	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Miles W. McHugh (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.28	Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.29	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.30	Amended Management by Objective Plan (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012)*

10.31	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

10.32	Confirmation, dated as of May 5, 2011 between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and R.R. Donnelley & Sons Company, together with a Pricing Supplement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2011, filed on May 11, 2011)**

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 22, 2012)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	The registrant has requested and received confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934. Such portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

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

Date: November 1, 2012