Form 10-K
period 2012-12-31
RR Donnelley & Sons Co
filed 2013-02-26
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NASDAQ Stock Exchange—Composite Transactions) on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $2,105,056,579.

As of February 22, 2013, 180,344,198 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 23, 2013 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, is a global provider of integrated communications. The Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, drive top line growth, enhance return on investment and ensure compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing services to clients in virtually every private and public sector.

Business acquisitions

On December 28, 2012, the Company acquired Presort Solutions (“Presort”), a provider of mail presorting services to businesses in various industries.

On December 17, 2012, the Company acquired Meisel Photographic Corporation (“Meisel”), a provider of custom designed visual graphics products to the retail market.

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

Operations of all of the acquisitions are included in the U.S. Print and Related Services segment. Certain of Bowne’s operations are also included in the International segment.

Segment descriptions

The Company operates primarily in the printing industry, with product and related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and their product and service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, packaging, statement printing, premedia and logistics services.

The U.S. Print and Related Services segment accounted for approximately 73% of the Company’s consolidated net sales in 2012.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The International segment accounted for approximately 27% of the Company’s consolidated net sales in 2012.

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

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 19, Segment Information, to the

Consolidated Financial Statements. Additional information related to the Company’s International operations is included in Note 20, Geographic Area and Products and Services Information, to the Consolidated Financial Statements.

Competition and strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price in addition to quality and the ability to service the special needs of customers. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. Therefore, the Company believes it needs to continue to lower its cost structure and differentiate its product and service offerings.

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

As a substitute for print, the impact of digital technologies has been felt mainly in books, directories, forms and statement printing. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to accelerate electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In addition, rapid growth in the adoption of e-books is having an increasing impact on consumer print book volume, though only a limited impact on educational and specialty books. Digital technologies have also impacted printed magazines, as some advertising spending has moved from print to electronic media. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in the Company’s existing business to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. However, this typical seasonal pattern can be impacted by overall trends in the U.S. and world economy, as second half net sales in 2012 were only slightly higher than those in the first half.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during 2012, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 22, 2012, the United States Postal Service (“USPS”) increased postage rates for all major mail classes, including first-class mail, standard mail, periodicals and single piece parcel post. The new rates increased the cost of mailing these classes of mail by approximately 2.1%, on average, which is the formula calculated cap under the 2006 Postal Accountability and Enhancement Act. Under this act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. On January 27, 2013, the USPS further increased postage rates across all classes of mail by approximately 2.6%, on average. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with the USPS and its customers to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates. During the third quarter of 2012, the USPS defaulted on two mandatory payments for the funding of retiree health benefits. The USPS announced that these defaults were not expected to impact mail services. However, the USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and suspension of Saturday service. On February 6, 2013, the USPS announced its intent to shift to a five-day mail and six-day package delivery schedule beginning in August 2013, subject to legal and congressional challenge. Mail delivery services through the USPS account for approximately 38% of the Company’s logistics revenues. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated.

Customers

For each of the years ended December 31, 2012, 2011 and 2010, no customer accounted for 10% or more of the Company’s consolidated net sales.

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

Employees

As of December 31, 2012, the Company had approximately 57,000 employees.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	successful execution and integration of acquisitions;

•	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

•	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;

•	the ability to divest non-core businesses;

•	future growth rates in the Company’s core businesses;

•	competitive pressures in all markets in which the Company operates;

•	the Company’s ability to access debt and the capital markets and the ability of our counterparties to perform their contractual obligations under our lending and insurance agreements;

•	changes in technology, including the electronic substitution and migration of paper based documents to digital data formats;

•

factors that affect customer demand, including changes in postal rates, postal regulations and service levels, changes in the capital markets, changes in advertising markets, customers’ budgetary constraints and changes in customers’ short-range and long-range plans;

•	the ability to gain customer acceptance of the Company’s new products and technologies;

•	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

•	customer expectations and financial strength;

•	performance issues with key suppliers;

•	changes in the availability or costs of key materials (such as ink, paper and fuel) or in prices received for the sale of by-products;

•	changes in ratings of the Company’s debt securities;

•	the ability of the Company to comply with covenants under its credit agreement and indentures governing its debt securities;

•	the ability to generate cash flow or obtain financing to fund growth;

•	the effect of inflation, changes in currency exchange rates and changes in interest rates;

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

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks. These risks include the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to the Businesses of the Company

Global market and economic conditions, as well as the effects of these conditions on our customers’ businesses, have adversely affected the Company and those effects could continue.

Global economic conditions affect our customers’ businesses and the markets they serve. Demand for advertising tends to correlate with changes in the level of economic activity in the markets our customers serve. Because a significant part of our business relies on our customers’ advertising spending, a prolonged downturn in the global economy and an uncertain economic outlook has and could further reduce the demand for printing and related services that we provide these customers. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. We have experienced, and expect to experience in the future, reduced demand for our products and services due to economic conditions and other macroeconomic factors affecting consumers’ and businesses’ spending behavior. In addition, customer difficulties have resulted in, and could result in, increases in bad debt write-offs and our allowance for doubtful accounts receivable. In particular, our exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse effect on our results of operations. We also have experienced, and expect to experience in the future, operating margin declines in certain businesses, reflecting the effect of items such as competitive price pressures, inventory write-downs, cost increases for wages and materials, and increases in pension and other postretirement benefit plan funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in our customers’ spending are expected to have an adverse effect on demand for our products and services, which could be material, and consequently impact our consolidated results of operations, financial position and cash flow.

Adverse credit market conditions may limit our ability to obtain future financing.

Uncertainty and volatility in global financial markets may cause financial markets institutions to fail or may cause lenders to hoard capital and reduce lending. The failure of a financial institution that supports our existing credit agreement would reduce the size of our committed facility unless a replacement institution were added.

Our operating performance and creditworthiness may limit our ability to obtain future financing and the cost of any such capital may be higher than in past periods.

Our access to future financing will depend on a variety of factors such as the general availability of credit, our credit ratings and our credit capacity at the time we pursue such financing. Our current Corporate credit ratings are below investment grade and, as a result, our borrowing costs may increase or our ability to borrow may be limited. The Company’s obligations under the current $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) which expires October 15, 2017, are guaranteed by material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company. The Credit Agreement is subject to a number of covenants, including a minimum interest coverage ratio and a maximum leverage ratio, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments, dispose of certain assets and may also limit the use of proceeds. The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. If adequate capital is not available to us and our internal sources or liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect our ability to (i) acquire new businesses or enter new markets, (ii) service or refinance our existing debt, (iii) pay dividends on our common stock, (iv) make necessary capital investments, and (v) make other expenditures necessary for the ongoing conduct of our business.

The indentures governing the notes and debentures we issue do not contain restrictive covenants and we may incur substantially more debt or take other actions, including engaging in mergers and acquisitions, paying dividends and making other distributions to holders of our equity securities, and disposing of certain of our assets, which may adversely affect our ability to satisfy our obligations under the notes and debentures issued under our indentures.

Although the Credit Agreement is subject to a number of negative and financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio, and covenants that restrict our ability to incur additional indebtedness, engage in mergers and acquisitions, pay dividends and make other distributions to the holders of our equity securities, and dispose of certain of our assets, the indentures governing our notes and debentures do not contain financial or operating covenants or restrictions on the incurrence of indebtedness, the payment of dividends or making other distributions, or the disposition of certain assets. In addition, the limited covenants applicable to the notes and debentures do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations.

In carrying out our strategy focused on maximizing long-term shareholder value, we may enter into transactions which may increase our financial leverage. Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the indentures governing our notes and debentures could have the effect of diminishing our ability to make payments on those notes and debentures when due, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of cash flow to fund our operations, working capital and capital expenditures.

Fluctuations in the costs of paper, ink, energy and other raw materials may adversely impact the Company.

Purchases of paper, ink, energy and other raw materials represent a large portion of the Company’s costs. Increases in the costs of these inputs may increase the Company’s costs and the Company may not be able to pass these costs on to customers through higher prices. In addition, the Company may not be able to resell waste paper and other by-products or may be adversely impacted by decreases in the prices for these by-products. Increases in the cost of materials may adversely impact our customers’ demand for printing and related services.

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

The Company provides health care and other benefits to both employees and retirees. For many years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the Company’s cost to provide such benefits could increase, adversely impacting the Company’s profitability. Changes to health care regulations in the U.S. may also increase the Company’s cost of providing such benefits.

Changes in market conditions or lower returns on assets may increase required pension and other postretirement benefit plan contributions in future periods.

The funded status of the Company’s pension and other postretirement benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. As experienced in prior years, declines in the market value of the securities held by the plans coupled with historically low interest rates have reduced, and in the future could materially reduce, the funded status of the plans. These reductions have increased the level of expected required pension and other postretirement benefit plan contributions in future years. Market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of the lower asset returns. If an economic crisis were to continue for an extended period of time, our costs and required cash contributions associated with pension and other postretirement benefit plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations in geographic regions outside the United States accounted for approximately 24% of the Company’s consolidated net sales for the year ended December 31, 2012. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. The volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which the Company has operations.

The Company is exposed to significant risks related to potential adverse changes in currency exchange rates.

The Company is exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which it does business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements. To the extent borrowings, sales, purchases, revenues and expenses or other transactions are not in the applicable local currency, the Company may enter into foreign currency spot and forward contracts to hedge the currency risk. We cannot be sure, however, that the Company’s efforts at hedging will be successful, and such efforts could, in certain circumstances, lead to losses.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

The Company holds material amounts of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets or deferred tax assets and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income. Such an occurrence has had and could continue to have a material adverse effect on our consolidated annual results of operations, financial position and cash flows.

Risks Related to Our Industry

The highly competitive market for the Company’s products and industry consolidation may continue to create adverse price pressures.

The markets for the majority of the Company’s product categories are highly fragmented and the Company has a large number of competitors. We believe that excess capacity in the Company’s markets has caused downward price pressure and that this trend is likely to continue. In addition, consolidation in the markets in which the Company competes may increase competitive price pressures due to competitors lowering prices as a result of synergies achieved.

The substitution of electronic delivery for printed materials may continue to adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumers continue to accept electronic substitution in directory and statement printing and are replacing traditional reading of print materials with online, hosted media content or other e-reading devices. The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted our products, such as books, directories, forms and statement printing. Digital technologies have also impacted printed magazines, as some advertising spending has moved from print to electronic media. To the extent that consumers, our customers and regulators continue to accept these alternatives, our products will be adversely affected.

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

Many of the Company’s customers are subject to rules and regulations requiring certain printed or electronic communications, governing the form of such communications and protecting the privacy of consumers. Changes in these regulations may impact our customers’ business practices and could reduce demand for printed products and related services. Changes in such regulations could eliminate the need for certain types of printed communications altogether or such changes may impact the quantity or format of printed communications.

Changes in postal rates, regulations and delivery structure may adversely impact demand for the Company’s products and services.

Postal costs are a significant component of many of our customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. In addition, the United States Postal Service has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. The USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and suspension of Saturday service. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. If implemented, such changes could impact our customers’ ability or willingness to communicate by mail. Declines in print volumes mailed could have an adverse effect on the Company’s business.

Changes in the advertising, retail and capital markets may impact the demand for printing and related services.

Many of the end markets in which our customers compete are experiencing changes due to technological progress and changes in consumer preferences. The Company cannot predict the impact that these changes will have on demand for the Company’s products and services. Such changes may decrease demand, increase price pressures, require investment in updated equipment and technology, or cause other adverse impacts to the Company’s business. In addition, the Company must monitor changes in our customers’ markets and develop new solutions to meet customers’ needs. The development of such solutions may be costly, and there is no assurance that these solutions will be accepted by customers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

The Company’s corporate office is located in leased office space in Chicago, Illinois. As of December 31, 2012, the Company leases or owns 326 U.S. facilities, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 39.5 million square feet. The Company leases or owns 164 international facilities encompassing approximately 9.9 million square feet in Canada, Latin America, South America, Europe and Asia. Of our U.S. and international facilities, approximately 30.9 million square feet of space is owned, while the remaining 18.5 million square feet of space is leased.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party in ten active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate eleven other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 50, President and Chief Executive Officer	2004	Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 48, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004	Served as RR Donnelley’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 44, Senior Vice President and Chief Accounting Officer	2007	Served as RR Donnelley’s Senior Vice President and Chief Accounting Officer since October 2007, and Corporate Controller from October 2007 to January 2013. Prior to this, served as Vice President, Assistant Controller since September 2006. Prior to this, from 1995 until 2006, served in various capacities with RR Donnelley in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions.

Dan L. Knotts 48, Chief Operating Officer	2007	Served as RR Donnelley’s Chief Operating Officer since January 2013. Prior to this, served as Group President from April 2007 to December 2012 and Chief Operating Officer, Global Print Solutions from January 2007 to April 2007. Prior to this, from 1986 until 2007, served in various capacities with RR Donnelley, including Group Executive Vice President, Operations, Publishing and Retail Services and President, Catalog/Retail/Magazine Solutions, RR Donnelley Print Solutions.

Daniel N. Leib 46, Executive Vice President and Chief Financial Officer	2009	Served as RR Donnelley’s Executive Vice President and Chief Financial Officer since May 2011. Prior to this, served as Group Chief Financial Officer and Senior Vice President, Mergers and Acquisitions since August 2009 and Treasurer from June 2008 to February 2010. Prior to this, served as RR Donnelley’s Senior Vice President, Treasurer, Mergers and Acquisitions and Investor Relations since July 2007. Prior to this, from May 2004 to 2007, served in various capacities in financial management, corporate strategy and investor relations.

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

RR Donnelley’s common stock is listed and traded on the NASDAQ Stock Market and the Chicago Stock Exchange.

As of February 22, 2013, there were approximately 7,759 stockholders of record of our common stock. Quarterly closing prices of the Company’s common stock, as reported on NASDAQ, and dividends paid per share during the years ended December 31, 2012 and 2011, are contained in the chart below:

	Dividends Paid		Closing Common Stock Prices
			2012		2011
	2012	2011	High	Low	High	Low
First Quarter	$0.26	$0.26	$15.13	$11.35	$19.39	$17.49
Second Quarter	0.26	0.26	12.85	10.02	21.34	18.58
Third Quarter	0.26	0.26	13.26	10.60	20.44	13.33
Fourth Quarter	0.26	0.26	11.12	8.58	16.65	13.27

The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. See Exhibit 4.6 for additional details.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
October 1, 2012–October 31, 2012	—	$—	—	$500,000,000
November 1, 2012–November 30, 2012	—	—	—	$500,000,000
December 1, 2012–December 31, 2012	—	—	—	$500,000,000

Total	—	$—	—

(a)	On May 3, 2011, the Board of Directors of the Company approved a program that authorized the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program were allowable through a variety of methods as determined by the Company’s management. The repurchase authorizations did not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase.

As part of the share repurchase program, the Company entered into an accelerated share repurchase agreement (“ASR”) in 2011 with an investment bank under which the Company repurchased $500.0 million of its common stock, receiving an initial delivery of 19.9 million shares on May 10, 2011 and an additional 9.3 million shares on November 17, 2011. No other shares were repurchased under this share repurchase program.

As of January 1, 2013, no additional shares may be purchased under the authorized share repurchase program which expired on December 31, 2012.

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on December 31, 2007. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

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

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

	Base Period 2007	Fiscal Years Ended December 31,
Company Name / Index		2008	2009	2010	2011	2012
RR Donnelley	100	37.65	66.58	55.37	48.68	33.31
Standard & Poor’s 500	100	63.00	79.67	91.68	93.61	108.59
Peer Group	100	42.62	65.07	70.94	74.01	90.24

Below are the specific companies included in the peer group.

*Peer Group Companies
A.H. Belo Corp. American Greetings Consolidated Graphics Inc. Deluxe Corp. EW Scripps Gannett Co. Journal Communications Inc. McClatchy Co.	McGraw-Hill Companies Media General Meredith Corp. New York Times Co. Scholastic Corp. Washington Post Wiley (John) & Sons

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	2012	2011	2010	2009	2008
Net sales	$10,221.9	$10,611.0	$10,018.9	$9,857.4	$11,581.6
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	(651.4)	(122.6)	221.7	(27.3)	(191.7)
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders per diluted share	(3.61)	(0.63)	1.06	(0.13)	(0.91)
Income from discontinued operations, net of tax	—	—	—	—	1.8
Net earnings (loss) attributable to RR Donnelley common shareholders	(651.4)	(122.6)	221.7	(27.3)	(189.9)
Net earnings (loss) attributable to RR Donnelley common shareholders per diluted share	(3.61)	(0.63)	1.06	(0.13)	(0.90)
Total assets	7,262.7	8,281.7	9,083.2	8,747.6	9,494.3
Long-term debt	3,420.2	3,416.8	3,398.6	2,982.5	3,203.3
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2012: Pre-tax restructuring and impairment charges of $1,118.5 million, $4.8 million net benefit from income tax adjustments including the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested, $16.1 million pre-tax loss on the repurchases of $441.8 million of senior notes and termination of the Company’s previous $1.75 billion unsecured revolving credit agreement (the “Previous Credit Agreement”) which was due to expire on December 17, 2013, $4.1 million pre-tax impairment loss on an equity investment, $3.7 million pre-tax gain on pension curtailment and $2.5 million of acquisition-related expenses;

•

For 2011: Pre-tax restructuring and impairment charges of $667.8 million, $74.8 million recognition of income tax benefits due to the expiration of U.S. federal statutes of limitations for certain years,

$69.9 million pre-tax loss on the repurchases of $427.8 million of senior notes, $38.7 million pre-tax gain on pension curtailment, $15.3 million pre-tax contingent compensation expense related to the Journalism Online acquisition, $9.8 million pre-tax gain on the Helium investment and $2.2 million of acquisition-related expenses;

•

For 2010: Pre-tax restructuring and impairment charges of $157.9 million, $13.5 million of acquisition-related expenses, $8.9 million pre-tax loss on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million, and a pre-tax $1.1 million write-down of affordable housing investments;

•

For 2009: Pre-tax restructuring and impairment charges of $382.7 million, $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $10.3 million pre-tax loss on the repurchases of $640.6 million of senior notes, reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive loss to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of senior notes, a $2.4 million write-down of affordable housing investments and $1.6 million of acquisition-related expenses; and

•

For 2008: Pre-tax restructuring and impairment charges of $1,184.7 million, a $9.9 million pre-tax loss associated with the termination of cross-currency swaps, a tax benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and a tax benefit of $38.0 million from the recognition of uncertain tax positions upon settlement of certain U.S. federal tax audits for the years 2000 – 2002.

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

The Company operates primarily in the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s reportable segments reflect the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company’s segments and their product and service offerings are summarized below:

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, packaging, statement printing, premedia and logistics services.

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

The Company separately reports its net sales and related costs of sales for its product and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products, packaging, manuals and print management. The Company’s service offerings primarily consist of logistics, premedia, EDGAR-related and XBRL financial services and certain business outsourcing services.

Executive Overview

2012 FINANCIAL PERFORMANCE

The changes in the Company’s income (loss) from operations, operating margin, net loss attributable to RR Donnelley common shareholders and net loss attributable to RR Donnelley common shareholders per diluted share for the year ended December 31, 2012, from the year ended December 31, 2011, were due to the following (in millions, except margin and per share data):

	Income (Loss) from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders per Diluted Share
For the year ended December 31, 2011	$65.2	0.6%	$(122.6)	$(0.63)
2012 restructuring and impairment charges—net	(1,118.5)	(10.9%)	(981.9)	(5.44)
2011 restructuring and impairment charges—net	667.8	6.3%	532.8	2.75
Acquisition-related expenses	(0.3)	0.0%	(0.2)	—
Net gain (loss) on investments	—	—	(12.1)	(0.06)
Loss on debt extinguishment	—	—	33.5	0.17
Gain on pension curtailment	(35.0)	(0.3%)	(21.5)	(0.11)
2011 Journalism Online contingent compensation	15.3	0.1%	9.7	0.05
Income tax adjustments	—	—	(70.0)	(0.36)
Operations	35.7	0.6%	(19.1)	0.02

For the year ended December 31, 2012	$(369.8)	(3.6%)	$(651.4)	$(3.61)

2012 restructuring and impairment charges—net: included charges of $848.4 million for the impairment of goodwill in the catalogs, magazines and retail inserts, books and directories and Europe reporting units; $158.0 million for the impairment of other intangible assets in the books and directories, catalogs, magazines and retail inserts and Latin America reporting units; pre-tax charges of $66.6 million for employee termination costs primarily related to the reorganization of sales and administrative functions across all segments and the closing of five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment; $25.3 million of lease termination and other restructuring costs; and $20.2 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

2011 restructuring and impairment charges—net: included charges of $392.3 million for the impairment of goodwill in the commercial, forms and labels, Canada and Latin America reporting units; $90.7 million for the impairment of other intangible assets primarily in the forms and labels reporting unit; $76.7 million for employee termination costs; $59.6 million of lease termination and other restructuring costs, including multi-employer pension plan complete or partial withdrawal charges of $15.1 million due to the closing of three manufacturing facilities within the U.S. Print and Related Services segment; and $48.5 million for impairment of other long-lived assets, primarily for land, buildings, machinery and equipment and leasehold improvements associated with facility closures.

Acquisition-related expenses: included pre-tax charges of $2.5 million ($2.2 million after-tax) related to legal, accounting and other expenses for the year ended December 31, 2012 associated with acquisitions completed or contemplated. For the year ended December 31, 2011, these pre-tax charges were $2.2 million ($2.0 million after-tax).

Net gain (loss) on investments: included a pre-tax impairment loss on an equity investment of $4.1 million ($2.6 million after-tax) for the year ended December 31, 2012. The year ended December 31, 2011 included a pre-tax gain of $9.8 million ($9.5 million after-tax) as a result of the acquisition of Helium, in which the Company previously held an equity investment. The pre-tax gain is net of the Company’s portion of the transaction costs incurred by Helium as a result of the acquisition.

Loss on debt extinguishment: included a pre-tax loss of $16.1 million ($10.6 million after-tax) for the year ended December 31, 2012 due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015 as well as the termination of the Previous Credit Agreement. The loss consisted of $27.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes. For the year ended December 31, 2011, a pre-tax loss on debt extinguishment of $69.9 million ($44.1 million after-tax) was recognized due to the repurchase of $227.8 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Gain on pension curtailment: included a pre-tax gain of $3.7 million ($2.8 million after-tax) for the year ended December 31, 2012, related to the remeasurement of the U.K. pension plan’s assets and obligations that was required with the announced freeze on further benefit accruals as of December 31, 2012. For the year ended December 31, 2011, the Company recorded a pre-tax gain of $38.7 million ($24.3 million after-tax) related to the remeasurement of the U.S. pension plans’ assets and obligations that was required with the announced freeze on further benefit accruals under all of the U.S. pension plans as of December 31, 2011.

2011 Journalism Online contingent compensation: included pre-tax expense of $15.3 million ($9.7 million after-tax) related to contingent compensation earned by the prior owners, based on achieving certain volume milestones for Journalism Online’s business following its acquisition by the Company.

Income tax adjustments: included for the year ended December 31, 2012, the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested. For the year ended December 31, 2011, an income tax benefit of $74.8 million was recognized related to previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitation for certain years.

Operations: reflected lower pension and other postretirement benefit plan expenses, cost savings from restructuring activities, reduced depreciation and amortization expense and lower incentive compensation expense, partially offset by a net decrease in volume and unfavorable mix, price declines, lower recovery on print-related by-products, the Company’s reinstated 401(k) match and higher healthcare costs. The 2011 effective tax rate reflected the recognition of previously unrecognized tax benefits due to changes in the expected resolution of certain state tax matters and the release of valuation allowances on certain deferred tax assets. See further details in the review of operating results by segment that follows below.

2012 Overview

During 2012, the Company experienced the impact of continued economic uncertainty, overcapacity in the industry, and the increasing impact of electronic substitution on certain product offerings. Net sales decreased during 2012 compared to 2011 in the U.S. Print and Related Services segment, as a result of lower overall volume, a decline in pass-through paper sales and ongoing price pressures, and in the International segment, primarily due to changes in foreign exchanges rates. These decreases were partially offset by organic growth in certain products and services during 2012, despite the difficult environment. In particular, the Company had organic growth in logistics, Asia, business process outsourcing and office products. The largest net sales declines were experienced in books and directories, due to the continuing impact of lower levels of state and local funding for educational materials and the impact of electronic substitution on consumer books; magazines, catalogs and retail inserts, due to customers furnishing their own paper, unfavorable mix and price pressures; Europe, due to lower technology manuals and directories volume; commercial print, due to lower volume and unfavorable mix; and variable print, due to lower volume in direct mail and statement printing.

During the years ended December 31, 2012 and 2011, the Company initiated several restructuring actions to further reduce the Company’s overall cost structure. These restructuring actions included the reorganization of sales and administrative functions across all segments as well as the closures of six manufacturing facilities during 2012. Additionally, the Company announced a freeze on further benefit accruals under its U.S. pension plans effective as of December 31, 2011, and under its Canada pension plans effective as of March 31, 2012. Consequently, pension and other postretirement benefit plan expense decreased in 2012 by $69.0 million as compared to the prior year. Further, the Company will make lower full-year payouts under its 2012 employee incentive compensation plans. As a result, incentive compensation expense decreased by $46.0 million as compared to 2011 on a consolidated basis, with approximately $28.8 million, $11.3 million and $5.9 million of the decrease reflected in the U.S. Print and Related Services segment, International segment and Corporate, respectively.

Net cash provided by operating activities for the year ended December 31, 2012 was $691.9 million as compared to $946.3 million for the year ended December 31, 2011. The decrease in cash provided by operating activities primarily resulted from higher pension and other postretirement benefit plan contributions, lower net sales, timing of cash collections and payments related to the Company’s reinstated 401(k) match, partially offset by lower incentive compensation payments and shifts in the timing of payments to suppliers.

On October 15, 2012, the Company entered into a $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees. The applicable margin and rate for the facility commitment fees are set at agreed pricing levels until April 15, 2013 and will thereafter fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement replaced the Company’s previous $1.75 billion unsecured revolving credit agreement (the “Previous Credit Agreement”) which was due to expire on December 17, 2013. All amounts outstanding under the Previous Credit Agreement were repaid with borrowings under the Credit Agreement. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit.

OUTLOOK

Vision and Strategy

RR Donnelley’s vision is to improve on our existing position as a global provider of integrated communications by providing our customers with the highest quality products and services.

The Company’s long-term strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing its focus on productivity and maintaining a disciplined approach to capital deployment. The Company pursues three major strategic objectives, which are summarized below, along with more specific areas of focus.

Strategic Objective	2013 Priorities
Profitable growth	—New product development —Leverage existing customer base to generate organic growth —Targeted mergers and acquisitions

Productivity and cost control	—Disciplined cost management —Maintain variable cost structure —Use technology to continue to increase productivity

Cash flow and liquidity	—Prudent deployment of capital —Disciplined approach to mergers and acquisitions —Limit annual debt maturities

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

The Company seeks to deploy its capital using a balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, capital expenditures, targeted acquisitions and distributions to shareholders. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of print and related services. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include net sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while maintaining operating margins by achieving productivity improvements that offset the impact of price declines and cost inflation. Cash flows from operations are expected to be stable over time, however, cash flows from operations in any given year can be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures, the level of required pension and other postretirement benefit plan contributions and the impact of working capital management efforts.

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Item 1A, Risk Factors, discusses many of these issues.

2013 Outlook

In 2013, the Company expects net sales to remain relatively consistent with 2012 as organic growth and price inflation in the International segment are expected to be largely offset by continuing volume declines, price pressures and lower pass-through paper sales in certain product offerings in the U.S. Print and Related Services segment and projected unfavorable changes in foreign exchange rates in the International segment. The highly competitive market conditions and unused industry capacity will continue to put price pressure on both transactional work and contract renewals. The Company’s outlook assumes that the U.S. and European economies will grow slowly in 2013, with somewhat faster growth in developing countries. The Company expects a subdued level of consumer discretionary spending and a stable or slightly reduced level of advertising spending by U.S. businesses. We will continue to leverage the “One RR Donnelley” platform and powerful customer relationships in order to provide a larger share of our customers’ print and related communications needs. In addition, the Company expects to continue cost control and productivity initiatives, including selected facility consolidations across certain platforms.

The Company initiated several restructuring actions in 2012 and 2011 to further reduce the Company’s overall cost structure. These restructuring actions included the reorganization of sales and administrative functions across all segments, as well as the closures of six manufacturing facilities during 2012. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2013 and in future years.

U.S. Print and Related Services

Net sales in the U.S. Print and Related Services segment are expected to decrease in 2013 driven by ongoing price pressures, lower pass-through paper sales, volume declines and unfavorable mix primarily in books and directories and magazines, catalogs and retail inserts. Lower volume is expected to result from a decline in consumer book demand driven by electronic substitution and declines in directory demand due to the impact of electronic substitution and an expected decrease in advertising spending. These decreases are expected to be partially offset by an increase in educational book volumes due to anticipated slightly higher state spending. Net sales in magazines, catalogs and retail inserts are also expected to decline due to price reductions on major contract renewals, unfavorable mix and lower pass-through paper sales. These declines are expected to be largely offset by higher logistics volumes, primarily driven by sales resulting from the acquisitions of Presort and XPO and continuing growth in freight brokerage and courier services, and modest increases in most of the U.S. segment’s other products and services. Although there is continued uncertainty around capital markets transactions activity, a substantial recovery could result in increased net sales within financial print.

Despite price pressures and lower volume, the Company expects the U.S. Print and Related Services operating income to increase from 2012, as the result of lower restructuring and impairment charges, an improved cost structure from ongoing productivity efforts, and lower depreciation and amortization.

International

Net sales in the International segment are expected to increase from 2012 primarily driven by anticipated volume increases in Global Turnkey Solutions and business process outsourcing, as well as the impact of price inflation in Latin America. Net sales in Asia are expected to remain stable as price pressure offsets expected volume growth in technology manuals and packaging and related products. Europe is expected to experience continued declines in net sales driven by projected unfavorable changes in foreign exchange rates and lower pass-through paper sales, partially offset by higher projected volume in the financial print offering in Europe.

Operating income in the International segment is expected to increase slightly from 2012 as the higher volume and cost savings from ongoing productivity efforts will more than offset wage and other inflation in certain countries and price declines.

Other

The Company’s pension and other postretirement benefit plans were underfunded by $1,153.5 million and $243.1 million, respectively, as of December 31, 2012, as reported in the Company’s Consolidated Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation. Based on the plans’ regulatory funded status, required contributions in 2013 under all pension and other postretirement benefit plans are expected to be approximately $23.1 million, which is an expected decrease of approximately $125.6 million compared to contributions made in 2012. The decrease in expected pension and other postretirement benefit plan contributions in 2013 are primarily a result of the provisions under the Surface Transportation Extension Act of 2012, signed on July 6, 2012, designed to stabilize interest rates used to calculate the minimum required annual contributions for defined benefit pension plans.

The Company expects significantly lower cash inflows from reductions in working capital in 2013, reflecting the benefit realized from the Company’s 2012 working capital management initiatives. However, cash flows from operations in 2013 will benefit from the expected decrease in pension and other postretirement benefit plan contributions and lower payments for variable employee incentive compensation. The Company expects capital expenditures to be in the range of $200 million to $225 million in 2013.

Significant Accounting Policies and Critical Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue for the majority of its products upon the transfer of title and risk of ownership, which is generally upon shipment to the customer. Contracts and customer agreements generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may also receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of ownership transfer to the customer, and there is reasonable assurance as to collectability. Because substantially all of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

Revenue from services is recognized as services are performed. Within the Company’s financial print operations, which serve the global financial services end market, the Company produces highly customized materials, such as regulatory S-filings and initial public offerings documents, as well as EDGAR-related and

XBRL services. Revenue is recognized for these services following final delivery of the printed product or upon completion of the service performed. With respect to the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services. Revenues related to the Company’s premedia operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, which are typically upon completion of the performed service and acceptance by the customer.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

Inventories

The Company records inventories at the lower of cost or market value. A majority of the Company’s inventories are valued under the last-in first-out (LIFO) basis. Changes in inflation indices may cause an increase or decrease in the value of inventories accounted for under the LIFO costing method. The Company maintains inventory allowances for excess and obsolete inventories determined in part by future demand forecasts. If there were a sudden and significant decrease in demand for its products, or if there were a higher incidence of inventory obsolescence because of changing technology and customer requirements, the Company could be required to increase its inventory allowances.

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

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments, management concluded that as of the interim periods, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value.

As of October 31, 2012, all reporting units had goodwill except for commercial, business process outsourcing, Canada and Latin America. Those reporting units with goodwill as of October 31, 2012 were reviewed for impairment using either a qualitative or quantitative assessment.

Qualitative Assessment for Impairment

For the forms and labels reporting unit, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. In performing this analysis the Company considered various factors, including the effect of market or industry changes and the reporting unit’s actual results compared to projected results.

As part of the qualitative review for impairment, management analyzed the potential change in fair value of the forms and labels reporting unit based on its operating results for the ten months ended October 31, 2012 compared to expected results. In addition, management considered how other key assumptions, such as the discount rate, used in the 2011 impairment test could be impacted by changes in market conditions and economic events. Since October 31, 2011, the market value of the Company’s stock has decreased and market yields on the Company’s debt have remained relatively constant, which management considered in performing its qualitative assessment of whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. Based on this qualitative assessment, management concluded that as of October 31, 2012, it was more likely than not that the fair value of the forms and labels reporting unit was greater than its carrying value. The forms and labels reporting unit’s goodwill balance was $7.2 million as of October 31, 2012, related to the acquisition of Stratus on November 21, 2011.

Quantitative Assessment for Impairment

For the remaining ten reporting units with goodwill, a two-step method was used for determining goodwill impairment. In the first step (“Step One”), the Company compared the estimated fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeded the estimated fair value, the second step (“Step Two”) was completed to determine the amount of the impairment charge. Step Two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment charge.

As part of its impairment test for these reporting units, the Company engaged a third-party appraisal firm to assist the Company in its determination of the estimated fair value. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

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

As a result of the 2012 annual goodwill impairment test, the Company recognized a total non-cash charge of $848.4 million for the impairment of goodwill in the magazines, catalogs and retail inserts, books and directories and Europe reporting units. The goodwill impairment charge resulted from reductions in the estimated fair value of these reporting units, based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations for magazines, catalogs and retail inserts were due to price pressures driven by excess capacity in the industry and erosion of ad pages and circulation of magazines. The lower expectations for books and directories were due to lower demand for educational books as a result of state and local budget constraints, the impact of electronic substitution on consumer book and directory volumes and price pressure driven by excess capacity in the industry. The lower expectations for Europe were due to lower volumes from existing customers and price pressures driven by excess capacity in the industry. As of December 31, 2012, there was $18.1 million of goodwill remaining in the magazines, catalogs and retail inserts reporting unit. The books and directories and Europe reporting units had no remaining goodwill as of December 31, 2012.

Goodwill Impairment Assumptions

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying amount) or “failed” (the carrying amount exceeds fair value) Step One of the goodwill impairment test. For the seven reporting units that passed Step One, fair values exceeded the carrying amounts by between 17.4% and 382.0% of their respective estimated fair values. Relatively small changes in the Company’s key assumptions would not have resulted in any additional reporting units failing Step One. For the three reporting units that failed, the carrying amounts exceeded fair value by between 62.8% and 184.8% of their estimated fair values. Relatively small changes in key assumptions would not have resulted in these reporting units passing Step One.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no additional reporting units failing Step One of the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for the reporting units in the U.S. Print and Related Services segment was estimated to be 10.0% for all reporting units as of October 31, 2012. Estimated discount rates for units in the International segment ranged from 12.0% to 16.0%. A 1.0% increase in estimated discount rates would have resulted in no additional reporting units failing Step One. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. During the year ended December 31, 2012, the Company recognized non-cash impairment charges of $158.0 million related to acquired customer relationship intangible assets in the books and directories and magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment and the Latin America reporting unit within the International segment. In addition, the Company recognized non-cash impairment charges of $23.6 million during the year ended December 31, 2012, related to land, buildings, machinery and equipment, leasehold improvements and other asset disposals, primarily as a result of restructuring actions.

Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to environmental, employment, commercial and other matters, as well as preference claims related to amounts received from customers and others prior to their seeking bankruptcy protection. Periodically, the Company reviews the status of each significant matter and assesses potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the related liability is estimable, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the related potential liability and may revise its estimates.

The Company purchases third-party insurance for workers’ compensation, automobile and general liability claims that exceed a certain level. The Company is responsible for the payment of claims below and above these insured limits, and consulting actuaries are utilized to assist the Company in estimating the obligation associated with incurred losses, which are recorded in accrued and other non-current liabilities. Historical loss development factors for both the Company and the industry are utilized to project the future development of incurred losses, and these amounts are adjusted based upon actual claims experience and settlement. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required. Expected recoveries of such losses are recorded in other current and other non-current assets.

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

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Consolidated Financial Statements as of December 31, 2012 and 2011 reflect these tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2012 and 2011, valuation allowances of $273.6 million and $273.2 million, respectively, were recorded in the Company’s Consolidated Financial Statements.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $9.1 million as of December 31, 2012 related to local withholding taxes on certain foreign earnings that are not considered to be permanently reinvested.

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

Pension and Other Postretirement Benefit Plans

The Company records annual income and expense amounts relating to its pension and other postretirement benefit plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company determines its assumption for the discount rate to be used for purposes of computing pension and other postretirement benefit plan obligations based on an index of high-quality corporate bond yields and matched-funding yield curve analysis. The discount rates for pension benefits at December 31, 2012 and 2011 were 4.2% and 4.9%, respectively. The discount rates for postretirement benefits at December 31, 2012 and 2011 were 3.9% and 4.8%, respectively.

A one-percentage point decrease in the discount rates at December 31, 2012 would have increased the accumulated benefit obligation and projected benefit obligation by the following amounts (in millions):

Pension Plans

Accumulated benefit obligation	$640.0
Projected benefit obligation	641.9

Other Postretirement Benefit Plans

Accumulated benefit obligation	$50.2

Pension and other postretirement benefit plan contributions are dependent on many factors, including returns on invested assets and discount rates used to determine pension obligations. The Company made contributions of $140.7 million to its pension plans and $8.0 million to its other postretirement benefit plans in 2012. The Company estimates that it will make cash contributions totaling approximately $23.1 million to its pension and other postretirement benefit plans in 2013.

On December 20, 2012, the Company announced a freeze on further benefit accruals under its U.K. pension plans as of December 31, 2012. Beginning January 1, 2013, participants ceased earning additional benefits under the U.K. plan and no new participants entered these plans. The plan freeze required a remeasurement of the plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $3.7 million recognized in 2012. Additionally, on February 1, 2012, the Company announced a freeze on further benefit accruals under its Canadian pension plans as of March 31, 2012. On November 2, 2011, the Company announced a freeze on further benefit accruals under all U.S. pension plans as of December 31, 2011. The remeasurement of the U.S. pension plans’ assets and obligations as of November 2, 2011 resulted in a non-cash curtailment gain of $38.7 million recognized in 2011.

The Company employed a total return investment approach for its pension and other postretirement benefit plans whereby a mix of equities, fixed income and, for certain pension plans, alternative investments are used to maximize the long-term return of pension and other postretirement benefit plan assets. The intent of this strategy is to minimize plan contributions by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity, fixed income and alternative investments. Furthermore, equity investments are diversified across geography, market capitalization and investment style. Fixed income investments are diversified across geography and include holdings of corporate bonds, government and agency bonds and asset-backed securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. As the majority of the Company’s pension plans have been frozen as of December 31, 2012, the Company continues to evaluate its investment approach and may, over time, transition to a risk management approach for its pension and other postretirement benefit plan investments. The overall investment objective of the risk management approach is to reduce the risk of significant decreases in the plans’ funded status.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for both the pension and other postretirement benefit plans was approximately 75.0% for equity and other securities and approximately 25.0% for fixed income. The expected long-term rate of return on plan assets assumption at December 31, 2012 was 8.5% and 7.5% for the Company’s major U.S. and Canadian pension plans, respectively, and 7.6% for the Company’s U.S. other postretirement benefit plan. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension and other postretirement benefit plan expense in 2013 is 8.0% and 7.25% for the Company’s major U.S. and Canadian pension plans, respectively, and 7.25% for the Company’s U.S. other postretirement benefit plan.

The Company also maintains several pension plans in other international locations. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

Off-Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, the Company does not have off-balance sheet arrangements, financings or special purpose entities.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes that begin on page F-1.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

The following table shows the results of operations for the years ended December 31, 2012 and 2011, which reflects the results of acquired businesses from the relevant acquisition dates:

	2012	2011	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$8,835.1	$9,375.1	$(540.0)	(5.8%)
Services	1,386.8	1,235.9	150.9	12.2%

Total net sales	10,221.9	10,611.0	(389.1)	(3.7%)
Products cost of sales (exclusive of depreciation and amortization)	6,874.2	7,185.2	(311.0)	(4.3%)
Services cost of sales (exclusive of depreciation and amortization)	1,014.8	906.6	108.2	11.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,102.6	1,236.3	(133.7)	(10.8%)
Restructuring and impairment charges—net	1,118.5	667.8	450.7	67.5%
Depreciation and amortization	481.6	549.9	(68.3)	(12.4%)

Total operating expenses	10,591.7	10,545.8	45.9	0.4%

Income (loss) from operations	$(369.8)	$65.2	$(435.0)	nm

Consolidated

Net sales of products for the year ended December 31, 2012 decreased $540.0 million, or 5.8%, to $8,835.1 million versus the same period in the prior year, including an $87.3 million, or 0.9%, decrease due to the impact of changes in foreign exchange rates. Net sales of products decreased in the U.S. Print and Related Services segment, resulting from lower overall volume, decreased pass-through paper sales, ongoing price pressures and a decline in capital markets transactions activity, and in the International segment, primarily due to changes in foreign exchange rates. These decreases were partially offset by organic growth in Asia, increased volume in business process outsourcing and rebate adjustments to net sales to correct an over-accrual of rebates due to certain office products customers.

Net sales from services for the year ended December 31, 2012 increased $150.9 million, or 12.2%, to $1,386.8 million versus the same period in the prior year, including a $5.6 million, or 0.5%, impact of unfavorable changes in foreign exchange rates. Net sales from services increased due to higher logistics volume, driven primarily by growth in freight brokerage services, as well as increased volume in XBRL financial services.

Products cost of sales decreased $311.0 million to $6,874.2 million for the year ended December 31, 2012 versus the prior year, primarily due to lower overall volume, as well as lower pension and other postretirement benefit plan expenses, primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, and lower incentive compensation expense, partially offset by lower recovery on print-related by-products and the Company’s reinstated 401(k) match. Products cost of sales as a percentage of products net sales increased from 76.6% to 77.8%, reflecting unfavorable product mix, price pressures, lower recovery on print-related by-products and the Company’s reinstated 401(k) match.

Services cost of sales increased $108.2 million to $1,014.8 million for the year ended December 31, 2012 versus the prior year primarily due to higher logistics volume, as well as increased XBRL financial services volume and the Company’s reinstated 401(k) match, partially offset by lower pension and other postretirement benefit plan expense, resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans, and lower incentive compensation expense. Services cost of sales as a percentage of services net sales decreased from 73.4% to 73.2%, reflecting favorable mix and pricing in logistics, lower pension and other postretirement benefit plan expense and lower incentive compensation expense, offset by unfavorable mix and pricing in financial services and the Company’s reinstated 401(k) match.

Selling, general and administrative expenses decreased $133.7 million to $1,102.6 million, and from 11.7% to 10.8% as a percentage of net sales, for the year ended December 31, 2012 versus the prior year due to lower pension and other postretirement benefit plan expenses, primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans, cost savings from restructuring activities and lower incentive compensation expense.

For the year ended December 31, 2012, the Company recorded a net restructuring and impairment provision of $1,118.5 million compared to $667.8 million in 2011. In 2012, these charges included non-cash pre-tax charges of $848.4 million for the impairment of goodwill for the magazines, catalogs and retail inserts and books and directories reporting units within the U.S. Print and Related Services segment and the Europe reporting unit within the International segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the magazines, catalogs and retail inserts, books and directories and Europe reporting units, based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations for magazines, catalogs and retail inserts were due to price pressures driven by excess capacity in the industry and erosion of ad pages and circulation for magazines. The lower expectations for books and directories were due to lower demand for educational books as a result of state and local budget constraints, the impact of electronic substitution on consumer book and directory volumes and price pressure driven by excess capacity in the industry. The lower expectations for Europe were due to lower volumes from existing customers and price pressures driven by excess capacity in the industry. In addition, the Company recorded non-cash charges of $158.0 million related to the impairment of acquired customer relationship intangible assets in the books and directories and magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment and the Latin America reporting unit within the International segment. For the year ended December 31, 2012, the Company also recorded $66.6 million for workforce reductions of 2,200 employees (2,146 of whom were terminated as of December 31, 2012) associated with actions resulting from the reorganization of sales and administrative functions across all segments, the closing of five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $25.3 million and impairment charges of $20.2 million, primarily related to machinery and equipment associated with the facility closings and other asset disposals.

For the year ended December 31, 2011, the Company recorded a net restructuring and impairment provision of $667.8 million. In 2011, these charges included non-cash pre-tax charges of $392.3 million for the impairment of goodwill for the commercial and forms and labels reporting units within the U.S. Print and Related Services segment and the Latin America and Canada reporting units within the International segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the commercial, forms and labels, Canada and Latin America reporting units, based on lower expectations for future revenue, profitability and cash flows due to continued impacts of electronic substitution on demand for business forms and other products, as well as continued price pressure. In addition, the Company recorded a non-cash charge of $90.7 million primarily related to the impairment of acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment. For the year ended December 31, 2011, the Company also recorded $76.7 million for workforce reductions of 2,899 employees (substantially all of whom were terminated as of December 31, 2012) associated with actions resulting from the reorganization of certain operations, primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges related to the closing of five manufacturing facilities within the U.S. Print and Related Services segment. These actions also included the reorganization of certain operations within the U.S. Print and Related Services segment, as well as the reorganization of certain operations within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $59.6 million, of which $15.1 million related to multi-employer pension plan complete or partial withdrawal charges primarily due to the closing of three manufacturing facilities, and $48.5 million of impairment charges primarily for land, buildings, machinery and equipment and leasehold improvements associated with the facility closings.

Depreciation and amortization decreased $68.3 million to $481.6 million for the year ended December 31, 2012 compared to the prior year, primarily due to the impact of lower capital spending in recent years compared to historical levels, certain other intangible assets becoming fully amortized during the period and the impairment of $158.0 million and $90.7 million of other intangible assets in the fourth quarters of 2012 and 2011, respectively. Depreciation and amortization included $87.6 million and $112.2 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the years ended December 31, 2012 and 2011, respectively.

The loss from operations for the year ended December 31, 2012 was $369.8 million compared to income from operations of $65.2 million for the year ended December 31, 2011. The decrease was due to higher restructuring and impairment charges, lower overall volume, price declines, lower recovery on print-related by-products, the Company’s reinstated 401(k) match, higher healthcare costs and wage inflation in Latin America and Asia, partially offset by cost savings from restructuring activities, lower pension and other postretirement benefit plan expense net of the prior year gain on pension curtailment, lower depreciation and amortization expense and lower incentive compensation expense.

	2012	2011	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$251.8	$243.3	$8.5	3.5%
Investment and other expense (income)—net	2.3	(10.6)	12.9	nm
Loss on debt extinguishment	16.1	69.9	(53.8)	(77.0%)

Net interest expense increased by $8.5 million for the year ended December 31, 2012 versus the prior year, primarily due to higher average interest rates on senior notes and higher average credit facility borrowings and associated fees, partially offset by increased interest income on short-term investments.

Net investment and other expense (income) for the years ended December 31, 2012 and 2011 was expense of $2.3 million and income of $10.6 million, respectively. The year ended December 31, 2012 included an impairment loss on an equity investment of $4.1 million. The year ended December 31, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment.

Loss on debt extinguishment for the year ended December 31, 2012 was $16.1 million due to the repurchase in 2012 of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015 as well as the termination of the Previous Credit Agreement. The loss consisted of $27.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes. Loss on debt extinguishment for the year ended December 31, 2011 was $69.9 million. The loss was due to the repurchases in 2011 of $227.8 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015.

	2012	2011	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(640.0)	$(237.4)	$(402.6)	169.6%
Income tax expense (benefit)	13.6	(116.3)	129.9	nm
Effective income tax rate	(2.1%)	49.0%

The effective income tax rate for the year ended December 31, 2012 was negative 2.1% compared to positive 49.0% in 2011. The 2012 effective tax rate was impacted by the non-deductible goodwill impairment charges and the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested. The effective tax rate for the year ended December 31, 2011 reflected recognition of $74.8 million of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years and changes in the expected resolution of certain state tax matters, as well as the release of valuation allowances on certain deferred tax assets in the U.S. and Europe.

Income (loss) attributable to noncontrolling interests was a loss of $2.2 million for the year ended December 31, 2012 and income of $1.5 million for the year ended December 31, 2011.

Net loss attributable to RR Donnelley common shareholders for the year ended December 31, 2012 was $651.4 million, or $3.61 per diluted share, compared to $122.6 million, or $0.63 per diluted share, for the year ended December 31, 2011. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 13.4 million primarily due to the purchase of shares as a result of the accelerated share repurchase in 2011.

U.S. Print and Related Services

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2012	2011
	(in millions, except percentages)
Net sales	$7,511.1	$7,846.5
Income (loss) from operations	(276.8)	232.9
Operating margin	(3.7%)	3.0%
Restructuring and impairment charges—net	1,018.7	505.1
Journalism Online contingent compensation	—	15.3

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Reporting unit	2012 Net Sales	2011 Net Sales	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts(a)	$1,836.3	$1,919.3	$(83.0)	(4.3%)
Variable print	1,190.1	1,250.1	(60.0)	(4.8%)
Books and directories(a)	1,132.5	1,277.1	(144.6)	(11.3%)
Financial print	855.6	907.6	(52.0)	(5.7%)
Logistics	770.7	688.9	81.8	11.9%
Forms and labels	734.5	789.0	(54.5)	(6.9%)
Commercial	569.8	639.6	(69.8)	(10.9%)
Office products	262.5	220.7	41.8	18.9%
Premedia	159.1	154.2	4.9	3.2%

Total U.S. Print and Related Services	$7,511.1	$7,846.5	$(335.4)	(4.3%)

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

Net sales for the U.S. Print and Related Services segment for the year ended December 31, 2012 were $7,511.1 million, a decrease of $335.4 million, or 4.3%, compared to 2011. Net sales decreased due to lower volume in both books and directories, decreases in pass-through paper sales, lower commercial volume, decreased volume in direct mail and statement printing and price declines, partially offset by increased freight brokerage services volume, the rebate adjustments to net sales to correct an over-accrual of rebates due to certain office products customers and increased XBRL financial services and office products volume. An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, unfavorable product mix in magazines and retail inserts due to lower advertising spending, and price pressures, partially offset by higher catalog volume.

•	Variable print: Sales decreased as a result of lower direct mail and statement printing volume due in part to electronic substitution, a decline in print and fulfillment volume and lower pricing.

•

Books and directories: Sales decreased due to lower volume in educational books, consumer books and directories, primarily as a result of the continuing impact of lower levels of state funding for educational materials and electronic substitution of consumer books, as well as lower pass-through paper sales in directories and price declines for books, partially offset by favorable pricing for directories.

•

Financial print: Sales decreased primarily due to a decline in capital markets transactions activity, lower volume in investment management and other financial print products as well as price pressures, partially offset by an increase in XBRL financial services volume and sales resulting from the acquisition of Edgar Online.

•

Logistics: Sales increased primarily due to higher freight brokerage services volume as well as sales resulting from the acquisition of XPO, courier services volume increases, higher fuel surcharges and increased co-mail and expedited logistics services volume.

•	Forms and labels: Sales declined due to lower forms and labels volume and price declines, partially offset by sales resulting from the Stratus acquisition.

•	Commercial: Sales decreased due to lower volume from existing customers as well as price pressures.

•

Office products: Sales increased as the result of the rebate adjustments described above, binder volume increases from existing customers and favorable pricing, primarily in note taking and binder products.

•	Premedia: Sales increased due to higher photography services volume from existing customers, partially offset by price declines on contract renewals.

U.S. Print and Related Services segment income from operations decreased $509.7 million for the year ended December 31, 2012 mainly driven by higher restructuring and impairment charges, lower volume in various products, price declines and lower recovery on print-related by-products, partially offset by cost savings from restructuring activities, lower depreciation and amortization expense and lower incentive compensation expense as well as the rebate adjustments described above. Operating margins decreased from positive 3.0% for the year ended December 31, 2011 to negative 3.7% for the year ended December 31, 2012, of which 6.5 percentage points were due to higher restructuring and impairment charges. The remaining decrease was due to price declines, unfavorable product mix and lower recovery on print-related by-products.

International

The following tables summarize net sales, income from operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2012	2011
	(in millions, except percentages)
Net sales	$2,710.8	$2,764.5
Income from operations	79.1	35.4
Operating margin	2.9%	1.3%
Restructuring and impairment charges—net	89.2	157.0
Gain on pension curtailment	3.7	—

Reporting unit	2012 Net Sales	2011 Net Sales	$ Change	% Change
	(in millions, except percentages)
Asia	$685.9	$629.6	$56.3	8.9%
Business process outsourcing	596.4	574.3	22.1	3.8%
Latin America	476.9	522.4	(45.5)	(8.7%)
Europe	400.9	473.4	(72.5)	(15.3%)
Global Turnkey Solutions	289.7	290.9	(1.2)	(0.4%)
Canada	261.0	273.9	(12.9)	(4.7%)

Total International	$2,710.8	$2,764.5	$(53.7)	(1.9%)

Net sales for the International segment for the year ended December 31, 2012 were $2,710.8 million, a decrease of $53.7 million, or 1.9%, compared to the prior year. The net sales decrease was primarily due to the impact of changes in foreign exchange rates of $92.9 million, or 3.4%, as well as a decline in capital markets transactions activity, lower volume in Chile and Brazil, and decreased technology manuals volume in Europe, partially offset by increased volume in Asia and business process outsourcing and higher pass-through paper sales in Asia and Europe. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume in packaging products and technology manuals, higher book export volume and increased pass-through paper sales, partially offset by a decline in capital markets transactions activity and price pressure.

•

Business process outsourcing: Sales increased due to higher pass-through sales in print management, increased volume from existing and new customers, and higher outsourcing services volume, partially offset by changes in foreign exchange rates and lower direct mail volume.

•

Latin America: Sales decreased due to changes in foreign exchange rates, declines in book, catalog and magazine volume in Chile, and lower book and forms volume in Brazil, partially offset by the favorable impact of inflationary pricing in Chile, Brazil and Argentina, higher forms volume in Venezuela, higher catalog and magazine volume in Argentina, increased security products volume in Brazil and higher catalog and magazine volume in Mexico.

•

Europe: Sales decreased due to lower technology manuals volume, changes in foreign exchange rates, a decrease in directories volume and a decline in capital markets transactions activity, partially offset by increased retail inserts and magazine volume and higher pass-through paper sales.

•

Global Turnkey Solutions: Sales decreased slightly due to lower volume from the loss of a customer during 2011, as well as price pressures, largely offset by volume increases from new and existing customers.

•	Canada: Sales decreased due to declines in forms and commercial volumes as well as changes in foreign exchange rates, partially offset by higher statement printing volume for a new customer.

International segment income from operations increased $43.7 million primarily due to lower restructuring and impairment charges, cost savings from restructuring activities, increased volume in certain products and outsourcing services, reduced depreciation and amortization expense, and lower incentive compensation expense, partially offset by lower capital markets transactions activity, decreased technology manuals and directories volume in Europe, wage inflation in Latin America and Asia and price pressures. Operating margins increased from 1.3% for the year ended December 31, 2011 to 2.9% for the December 31, 2012, of which 2.5 percentage points were due to lower restructuring and impairment charges. This increase was partially offset by unfavorable mix, wage inflation, price pressures and higher pass-through sales in print management.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2012	2011
	(in millions)
Operating expenses	$172.1	$203.1
Restructuring and impairment charges—net	10.6	5.7
Acquisition-related expenses	2.5	2.2
Gain on pension curtailment	—	38.7

Corporate operating expenses in the year ended December 31, 2012 were $172.1 million, a decrease of $31.0 million compared to the same period in 2011. The decrease was driven by lower pension and other postretirement benefit plan expenses, primarily related to the freeze on further benefit accruals for all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, lower LIFO inventory provisions and lower incentive compensation expense, partially offset by the Company’s reinstated 401(k) match and higher healthcare costs.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

	Income from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders per Diluted Share
	(in millions, except per share and margin data)
For the year ended December 31, 2010	$555.5	5.5%	$221.7	$1.06
2011 restructuring and impairment charges—net	(677.8)	(6.3%)	(532.8)	(2.75)
2010 restructuring and impairment charges—net	157.9	1.6%	130.0	0.62
Acquisition-related expenses	11.3	0.1%	9.8	0.05
2011 gain on Helium investment	—	—	9.5	0.05
2011 loss on debt extinguishment	—	—	(44.1)	(0.23)
2011 gain on pension curtailment	38.7	0.4%	24.3	0.13
2011 Journalism Online contingent compensation	(15.3)	(0.1%)	(9.7)	(0.05)
2010 Venezuela devaluation	—	—	4.5	0.02
Income tax adjustments	—	—	74.8	0.39
Operations	(15.1)	(0.6%)	(10.6)	0.08

For the year ended December 31, 2011	$65.2	0.6%	$(122.6)	$(0.63)

2011 restructuring and impairment charges—net: included charges of $392.3 million and $90.7 million for the impairment of goodwill and other intangible assets, respectively; $76.7 million for employee termination costs; $59.6 million of lease termination and other restructuring costs, including multi-employer pension plan complete or partial withdrawal charges of $15.1 million due to the closing of three manufacturing facilities within the U.S. Print and Related Services segment; and $48.5 million for impairment of other long-lived assets, primarily for land, buildings, machinery and equipment and leasehold improvements associated with facility closures.

2010 restructuring and impairment charges—net: included $61.0 million and $26.9 million of non-cash charges for the impairment of goodwill and other intangible assets, respectively; charges of $35.9 million for employee termination costs; $29.5 million of lease termination and other restructuring costs, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment; and $4.6 million for impairment of other long-lived assets.

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

Operations: reflected a net decrease in volume within the U.S. Print and Related Services segment, higher pension plan and other benefits-related expenses and continued price pressures. These decreases were partially offset by higher volume in the International segment, higher recovery on by-products, cost savings from restructuring actions, productivity efforts and lower incentive compensation expense. Income tax expense also decreased due to the recognition of previously unrecognized tax benefits related to certain state tax matters. In addition, purchases of shares pursuant to the Company’s share repurchase program resulted in higher interest expense and fewer weighted average shares outstanding. See further details in the review of operating results by segment that follows below.

The following table shows the results of operations for the years ended December 31, 2011 and 2010, which reflects the results of acquired businesses from the relevant acquisition dates:

	2011	2010	$ Change	% Change
	(in millions, except percentages)
Net sales
Products	$9,375.1	$8,956.4	$418.7	4.7%
Services	1,235.9	1,062.5	173.4	16.3%

Total net sales	10,611.0	10,018.9	592.1	5.9%
Products cost of sales (exclusive of depreciation and amortization)	7,185.2	6,857.8	327.4	4.8%
Services cost of sales (exclusive of depreciation and amortization)	906.6	785.1	121.5	15.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,236.3	1,123.4	112.9	10.0%
Restructuring and impairment charges—net	667.8	157.9	509.9	322.9%
Depreciation and amortization	549.9	539.2	10.7	2.0%

Total operating expenses	10,545.8	9,463.4	1,082.4	11.4%

Income from operations	$65.2	$555.5	$(490.3)	(88.3%)

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

Selling, general and administrative expenses increased $112.9 million to $1,236.3 million, or from 11.2% to 11.7% as a percentage of consolidated net sales, for the year ended December 31, 2011 versus the prior year, due to the acquisition of Bowne and higher pension plan and other benefits-related expenses, partially offset by a gain on pension curtailment. These increases were also partially offset by cost savings from lower incentive compensation expense and restructuring activities.

For the year ended December 31, 2011, the Company recorded a net restructuring and impairment provision of $667.8 million compared to $157.9 million in 2010. In 2011, these charges included non-cash pre-tax charges of $392.3 million for the impairment of goodwill for the commercial and forms and labels reporting units within the U.S. Print and Related Services segment and the Latin America and Canada reporting units within the International segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the commercial, forms and labels, Canada and Latin America reporting units, based on lower expectations for future revenue, profitability and cash flows due to continued impacts of electronic substitution on demand for business forms and other products, as well as continued price pressure. In addition, the Company recorded a non-cash charge of $90.7 million primarily related to the impairment of acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment. For the year ended December 31, 2011, the Company also recorded $76.7 million for workforce reductions of 2,899 employees (substantially all of whom were terminated as of December 31, 2012) associated with actions resulting from the reorganization of certain operations, primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges related to the closing of five manufacturing facilities within the U.S. Print and Related Services segment. These actions also included the reorganization of certain operations within two reporting units within the U.S. Print and Related Services segment, as well as the reorganization of certain operations within two reporting units within the International segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $59.6 million, of which $15.1 million related to multi-employer pension plan complete or partial withdrawal charges primarily due to the closing of three manufacturing facilities, and $48.5 million of impairment charges primarily for land, buildings, machinery and equipment and leasehold improvements associated with the facility closings.

For the year ended December 31, 2010, these charges included non-cash pre-tax charges of $61.0 million for the impairment of goodwill for the forms and labels reporting unit within the U.S. Print and Related Services segment. The goodwill impairment charge resulted from reductions in the estimated fair value of the forms and labels reporting unit, based on lower expectations for future revenue and cash flows due to continued impacts of electronic substitution on forms demand and increasing price pressure. In addition, the lower fair value reflects higher estimated spending on information technology and capital equipment, in part to better position this reporting unit for increased growth in labels volume as forms demand continues to decline. Impairment charges also included $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment. The impairment of the customer relationship intangible asset primarily resulted from the termination of a customer contract. Additionally, for the year ended December 31, 2010, the Company recorded $35.9 million for workforce reductions of 1,458 employees (all of whom were terminated as of December 31, 2012) associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of three manufacturing facilities within the International segment. Further, continuing charges resulting from the closing of two manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations within two reporting units and the closing of one manufacturing facility within the U.S. Print and Related Services segment. In addition, the Company recorded $4.6 million of impairment charges of other long-lived assets and $29.5 million of other restructuring charges. The other restructuring costs included $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

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

Income from operations for the year ended December 31, 2011 was $65.2 million compared to $555.5 million for the year ended December 31, 2010, a decrease of 88.3%. The decrease was primarily driven by higher restructuring and impairment charges, continued price pressure and higher pension plan and other benefits-related expenses, partially offset by higher volume, primarily related to the Bowne acquisition, a gain on pension curtailment, lower incentive compensation expense and benefits achieved from restructuring activities.

	2011	2010	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$243.3	$222.6	$20.7	9.3%
Investment and other expense (income)—net	(10.6)	9.9	(20.5)	nm
Loss on debt extinguishment	69.9	—	69.9	nm

Net interest expense increased by $20.7 million for the year ended December 31, 2011 versus the same period in 2010, primarily due to the issuance of $400.0 million of 7.625% senior notes on June 21, 2010 and $600.0 million of 7.25% senior notes on June 1, 2011, partially offset by the repayment of $325.7 million of 4.95% senior notes that matured on May 15, 2010. Additionally, net interest expense increased due to borrowings under the Previous Credit Agreement used to finance the Company’s accelerated share repurchase (“ASR”) and increased borrowing rates and commitment fees as a result of the rating actions determined by the credit rating agencies. These increases were also partially offset by interest savings due to the repurchase of debt in June and September 2011.

Net investment and other expense (income) for the years ended December 31, 2011 and 2010 was income of $10.6 million and expense of $9.9 million, respectively. The year ended December 31, 2011 included a $10.0 million gain recognized on the acquisition of Helium, in which the Company previously held an equity investment. For year ended December 31, 2010, the Company recorded an $8.9 million loss related to the devaluation of the Venezuelan currency, of which $3.6 million increased the loss attributable to noncontrolling interests as reflected below.

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

	2011	2010	$ Change	% Change
	(in millions, except percentages)
Earnings (loss) before income taxes	$(237.4)	$323.0	$(560.4)	nm
Income tax expense (benefit)	(116.3)	105.9	(222.2)	nm
Effective income tax rate	49.0%	32.8%

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

U.S. Print and Related Services

The following tables summarize net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Year Ended December 31,
	2011	2010
	(in millions, except percentages)
Net sales	$7,846.5	$7,532.2
Income from operations	232.9	638.9
Operating margin	3.0%	8.5%
Restructuring and impairment charges—net	505.1	94.0
Journalism Online contingent compensation	15.3	—

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Reporting unit	2011 Net Sales	2010 Net Sales	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts(a)	$1,919.3	$1,949.0	$(29.7)	(1.5%)
Books and directories(a)	1,277.1	1,410.8	(133.7)	(9.5%)
Variable print	1,250.1	1,233.4	16.7	1.4%
Financial print	907.6	556.5	351.1	63.1%
Forms and Labels	789.0	822.4	(33.4)	(4.1%)
Logistics	688.9	598.4	90.5	15.1%
Commercial	639.6	588.0	51.6	8.8%
Office products	220.7	212.4	8.3	3.9%
Premedia	154.2	161.3	(7.1)	(4.4%)

Total U.S. Print and Related Services	$7,846.5	$7,532.2	$314.3	4.2%

(a)	Certain prior year amounts were restated to conform to the Company’s current reporting unit structure.

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

International

The following tables summarize net sales, income from operations and certain items impacting comparability within the International segment:

	Years Ended December 31,
	2011	2010
	(in millions, except percentages)
Net sales	$2,764.5	$2,486.7
Income from operations	35.4	149.5
Operating margin	1.3%	6.0%
Restructuring and impairment charges—net	157.0	50.6

Reporting unit	2011 Net Sales	2010 Net Sales	$ Change	% Change
	(in millions, except percentages)
Asia	$629.6	$550.6	$79.0	14.3%
Business process outsourcing	574.3	553.4	20.9	3.8%
Latin America	522.4	457.9	64.5	14.1%
Europe	473.4	401.8	71.6	17.8%
Global Turnkey Solutions	290.9	300.6	(9.7)	(3.2%)
Canada	273.9	222.4	51.5	23.2%

Total International	$2,764.5	$2,486.7	$277.8	11.2%

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

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2011	2010
	(in millions)
Operating expenses	$203.1	$232.9
Restructuring and impairment charges—net	5.7	13.3
Acquisition-related expenses	2.2	13.5
Gain on pension curtailment	38.7	—

Corporate operating expenses for the year ended December 31, 2011 were $203.1 million, a decrease of $29.8 million compared to 2010. The decrease was primarily driven by a gain on pension curtailment of $38.7 million, largely offset by higher pension plan and other benefits-related expenses. The decrease was also due to a lower bad debt provision, as well as a decline in acquisition-related and incentive compensation expenses, partially offset by an increase in information technology costs related to recent acquisitions and higher workers’ compensation expense.

RESTRUCTURING AND IMPAIRMENT CHARGES

2012	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
	(in millions)
U.S. Print and Related Services	$48.5	$18.8	$67.3	$951.4	$1,018.7
International	11.4	3.8	15.2	74.0	89.2
Corporate	6.7	2.7	9.4	1.2	10.6

	$66.6	$25.3	$91.9	$1,026.6	$1,118.5

During 2012, the Company recorded net restructuring and impairment charges of $1,118.5 million. These charges included $848.4 million for the impairment of goodwill for the magazines, catalogs and retail inserts and books and directories reporting units within the U.S. Print and Related Services segment and the Europe reporting unit within the International segment. In addition, the Company recorded non-cash charges of $158.0 million related to the impairment of acquired customer relationship intangible assets in the books and directories and magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment and the Latin America reporting unit within the International segment. The Company also recorded $20.2 million of impairment charges, primarily related to machinery and equipment associated with facility closings and other asset disposals. For the year ended December 31, 2012, the Company recorded $66.6 million for workforce reductions of 2,200 employees (2,146 of whom were terminated as of December 31, 2012) associated with actions resulting from the reorganization of sales and administrative functions across all segments, the closing of five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $25.3 million.

2011	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
	(in millions)
U.S. Print and Related Services	$49.2	$52.5	$101.7	$403.4	$505.1
International	24.2	7.0	31.2	125.8	157.0
Corporate	3.3	0.1	3.4	2.3	5.7

	$76.7	$59.6	$136.3	$531.5	$667.8

During 2011, the Company recorded net restructuring and impairment charges of $667.8 million. These charges included $392.3 million for the impairment of goodwill within the commercial and forms and labels reporting units, reflected in the U.S. Print and Related Services segment and the Canada and Latin America reporting units within the International segment. In addition, these charges included $90.7 million primarily related to impairment of the acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment, as well as $48.5 million of impairment charges, primarily for land, buildings, machinery and equipment and leasehold improvements associated with facility closings. These charges also included $76.7 million for workforce reductions of 2,899 employees (substantially all of whom were terminated as of December 31, 2012) associated with actions resulting from the reorganization of certain operations. These charges are primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. In addition, these charges related to the closing of five manufacturing facilities within the U.S. Print and Related Services segment. These actions also included the reorganization of certain operations within the within the U.S. Print and Related Services and International segments. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $59.6 million, of which $15.1 million related to multi-employer pension complete or plan partial withdrawal charges primarily due to the closing of three manufacturing facilities.

2010	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
	(in millions)
U.S. Print and Related Services	$5.9	$24.0	$29.9	$64.1	$94.0
International	17.9	4.5	22.4	28.2	50.6
Corporate	12.1	1.0	13.1	0.2	13.3

	$35.9	$29.5	$65.4	$92.5	$157.9

During 2010, the Company recorded net restructuring and impairment charges of $157.9 million. These charges included $61.0 million for the impairment of goodwill within the forms and labels reporting unit in the U.S. Print and Related Services segment, $26.9 million for the impairment of acquired customer relationship intangible assets in the Global Turnkey Solutions reporting unit within the International segment and $4.6 million for the impairment of other long-lived assets. Additionally, these charges included $35.9 million related to workforce reductions of 1,458 employees (all of whom were terminated as of December 31, 2012), associated with actions resulting from reorganization of certain operations. These actions included the reorganization of certain operations within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of three manufacturing facilities within the International segment. Further, continuing charges resulting from the closing of two manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain operations and the closing of one manufacturing facility within the U.S. Print and Related Services segment. Finally, the Company recorded $29.5 million of other restructuring charges, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment, as well as lease termination and other facility closure costs.

The Company made cash payments of $101.4 million, $104.2 million and $158.1 million for restructuring activities during the years ended December 31, 2012, 2011 and 2010, respectively. Of the $158.1 million paid in 2010, $95.8 million related to the termination of a significant long-term customer contract. These outlays were all funded using cash generated from operations and cash on hand.

In 2013, the Company expects to realize further cost savings associated with the restructuring actions taken in 2012, primarily through reduced employee and facility costs. Restructuring actions included the reorganization of sales and administrative functions across all segments as well as the closures of six manufacturing facilities during the year ended December 31, 2012. In addition, the Company expects to identify other cost reduction opportunities within both current and newly acquired businesses and possibly take further actions in 2013, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, the Company will fund these costs by utilizing its credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the years ended December 31, 2012, 2011 and 2010.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2012 compared to 2011

Net cash provided by operating activities was $691.9 million for the year ended December 31, 2012, compared to $946.3 million for the year ended December 31, 2011. The decrease in cash provided by operating activities primarily resulted from higher pension and other postretirement benefit plan contributions, lower net sales and the timing of cash collections, and payments related to the Company’s reinstated 401(k) match. These decreases were partially offset by lower incentive compensation payments in the first quarter of 2012 (for incentives earned in 2011) compared to 2011 (for incentives earned in 2010) and shifts in the timing of payments to suppliers.

2011 compared to 2010

Net cash provided by operating activities was $946.3 million for the year ended December 31, 2011, compared to $752.5 million for the year ended December 31, 2010. The increase in operating cash flow reflected improvements in working capital management, including the benefits of process and systems integration efforts related to the Bowne acquisition, improved credit and collections efforts, inventory reductions and increased standardization of vendor payment terms. The increase in operating cash flow also reflected the $57.5 million payment in January 2010 related to the termination of a long-term customer contract in 2009 and lower income tax payments. These increases were partially offset by higher incentive compensation payments in the first quarter of 2011 (for incentives earned in 2010) compared to 2010 (for incentives earned in 2009) due to better operating results in 2010 as compared to the operating results of 2009. Additionally, the payments for incentives earned in 2009 were deferred equally over four years, while the incentives earned in 2010 were fully paid in 2011. Further decreases were due to restructuring and pension payments related to the Bowne acquisition and higher interest payments primarily related to the June 2010 issuance of $400.0 million of long-term senior notes. Higher interest payments were also due to increased borrowings under the Previous Credit Agreement in 2011 used to finance the Company’s ASR, as well as higher interest rates and commitment fees related to the rating actions of credit rating agencies, as compared to the Company’s borrowings under the previous $2.0 billion unsecured and committed revolving credit facility in place in 2010.

Cash Flows From Investing Activities

2012 compared to 2011

Net cash used in investing activities for the year ended December 31, 2012 was $284.8 million compared to $375.4 million for the year ended December 31, 2011. Capital expenditures for the year ended December 31, 2012 were $205.9 million, a decrease of $45.0 million compared to 2011. The Company also recorded cash proceeds from the sale of investments and other assets of $50.7 million during the year ended December 31, 2012, primarily related to the sale-leaseback of an office building and related property, compared to $27.2 million during the year ended December 31, 2011. Net cash used for acquisitions during the year ended December 31, 2012 was $126.9 million for the acquisitions of Edgar Online, Meisel, XPO and Presort, compared to $142.4 million for the acquisitions of Helium, Stratus, LibreDigital, Journalism Online, Genesis and Sequence during the year ended December 31, 2011. The Company continues to fund capital expenditures primarily through cash provided by operations.

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

Cash Flows From Financing Activities

2012 compared to 2011

Net cash used in financing activities for the year ended December 31, 2012 was $438.0 million compared to $651.0 million for the year ended December 31, 2011. During the year ended December 31, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The Company repaid the $158.6 million of 5.625% senior notes that matured during the first quarter with borrowings under the Previous Credit Agreement. During the year ended December 31, 2011, the Company received proceeds from the issuance of $600.0 million of 7.25% long-term senior notes due May 15, 2018 and paid $500.0 million for the acquisition of the Company’s common stock under its accelerated share repurchase, which was entered into during the second quarter of 2011. The Company also paid a total of $493.4 million to repurchase senior notes in the aggregate principal amount of $427.8 million, maturing February 1, 2019, January 15, 2017 and May 15, 2015.

2011 compared to 2010

Net cash used in financing activities for the year ended December 31, 2011 was $651.0 million compared to $58.0 million in 2010. During the year ended December 31, 2011, the Company received proceeds from the issuance of $600.0 million of long-term senior notes and paid $500.0 million for the acquisition of the Company’s common stock under its ASR, which was entered into during the second quarter of 2011. The Company also paid a total of $493.4 million to repurchase senior notes in the aggregate principal amount of $427.8 million, maturing February 1, 2019, January 15, 2017 and May 15, 2015. These increases were partially offset by proceeds of $65.0 million received from net borrowings under the Previous Credit Agreement as of December 31, 2011, as compared to $120.0 million for 2010. For the year ended December 31, 2010, the Company received proceeds of $400.0 million from the issuance of long-term senior notes, paid $325.7 million for the May 15, 2010 maturity of senior notes and repaid $27.3 million of debt assumed as part of the 2010 acquisitions.

Other

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Cash and cash equivalents of $430.7 million as of December 31, 2012 included $65.6 million in the U.S. and $365.1 million at international locations. In 2013, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of approximately $80 million from foreign cash balances as of December 31, 2012. These payments will be made in satisfaction of intercompany obligations, and additional payments up to approximately $340 million with respect to these intercompany obligations are expected to be made in future years. The Company has recognized deferred tax liabilities of $9.1 million as of December 31, 2012 related to local withholding taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country income or withholding taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign cash balances are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $430.7 million at December 31, 2012 were short-term investments in the amount of $96.5 million, which primarily consist of short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are believed to be highly liquid.

Dividends

Cash dividends paid to shareholders totaled $187.1 million, $205.2 million and $214.4 million in 2012, 2011 and 2010, respectively. The Company’s Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on the Company’s operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities. On January 10, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 1, 2013 to shareholders of record on January 25, 2013.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2012:

	Payments Due In
	Total		2013	2014	2015	2016	2017	Thereafter
	(in millions)
Debt	$3,429.6		$18.4	$259.2	$304.1	$350.7	$525.0	$1,972.2
Interest due on debt(a)	1,522.0		241.0	237.0	224.9	216.6	170.4	432.1
Operating leases(b)	606.1		152.2	117.6	86.2	59.9	45.9	144.3
Pension and other postretirement benefit plan contributions	108.1		23.1	85.0	—	—	—	—
Outsourced services	110.7		91.5	13.8	3.8	0.8	0.8	—
Incentive compensation	46.6		46.6	—	—	—	—	—
Deferred compensation	95.9		12.3	2.4	2.3	2.1	2.1	74.7
Other	129.3	(c)	91.2	13.5	5.6	2.1	2.1	14.8

Total as of December 31, 2012	$6,048.3		$676.3	$728.5	$626.9	$632.2	$746.3	$2,638.1

(a)	Interest due on debt includes scheduled interest payments, net of $46.5 million of estimated cash receipts from interest rate swaps.
(b)	Operating leases include obligations to landlords.

(c)	Other represents contractual obligations for multi-employer pension withdrawal obligations ($25.1 million), employee restructuring-related severance payments ($23.4 million), purchases of property, plant and equipment ($36.6 million), purchases of natural gas ($6.6 million) and contingent consideration ($9.3 million). Additionally, the Company has included $8.4 million of uncertain tax liabilities that are classified as current liabilities in the Consolidated Balance Sheets as payments due in 2013. Excluded from the table are $39.5 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement or other resolution.

The contractual obligations included above for pension and other postretirement benefit plans include the 2013 and 2014 estimated contribution payments and do not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amount.

The minimum annual contributions to the multi-employer pension plans are determined by the terms and conditions of each plan to which the Company contributes. Although the Company cannot currently estimate the amount of multi-employer pension plan contributions that will be required for 2013, the Company expects contributions to be consistent with those of prior years.

LIQUIDITY

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Credit Agreement are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long term debt obligations, capital expenditures as necessary to support productivity improvement and growth, completion of restructuring programs, acquisitions and distributions to shareholders that may be approved by the Board of Directors.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

On October 15, 2012, the Company entered into a $1.15 billion senior secured revolving credit facility which expires October 15, 2017. Borrowings under this Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees. The applicable margin and rate for the facility commitment fees are set at agreed-upon pricing levels until April 15, 2013 and will thereafter fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement replaced the Previous Credit Agreement which was due to expire on December 17, 2013. All amounts outstanding under the Previous Credit Agreement were repaid with borrowings under the Credit Agreement. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets and may also limit the use of proceeds. The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. As of December 31, 2012, the Company had $71.1 million in outstanding letters of credit, of which $38.9 million reduced the availability under the Credit Agreement. There were no borrowings under the Credit Agreement as of December 31, 2012, leaving approximately $1.1 billion of availability under the Credit Agreement. Based on the Company’s results of operations for the year ended December 31, 2012 and existing debt, the Company had the ability to utilize approximately $1.1 billion of availability under the Credit Agreement and not be in violation of the terms of the agreement.

The Company was in compliance with its debt covenants as of December 31, 2012, and expects to remain in compliance based on management’s estimates of operating and financial results for 2013 and the foreseeable future. However, continuing declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2012, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

The Company also had $170.0 million in credit facilities outside of the U.S. as of December 31, 2012, most of which were uncommitted. As of December 31, 2012, total borrowings under the Credit Agreement and the Foreign Facilities (the “Combined Facilities”) were $10.4 million. At December 31, 2012, approximately $1.3 billion was available under the Company’s Combined Facilities.

On August 1, 2012, Standard & Poor’s Rating Services (“S&P”) lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BB+ with a negative outlook to BB with a stable outlook. On September 19, 2012, S&P assigned a rating of BBB- to the Credit Agreement. On November 6, 2012, S&P reaffirmed Company’s long-term corporate credit rating of BB and revised the outlook from stable to negative.

On September 19, 2012, Moody’s Investors Service (Moody’s) lowered the Company’s senior unsecured debt ratings from Ba2 to Ba3, assigned a rating of Baa2 to the Credit Agreement and reaffirmed the Company’s long-term corporate family rating of Ba2 with a negative outlook.

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

Acquisitions

During the three months ended December 31, 2012, the Company paid $37.5 million, net of cash acquired, to purchase Presort and Meisel. During the three months ended September 30, 2012, the Company paid $90.1 million, net of cash acquired, to purchase EDGAR Online and XPO. The Company financed these acquisitions with a combination of cash on hand and borrowings under the Credit Agreement and Previous Credit Agreement.

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

During the three months ended December 31, 2010, the Company paid $485.6 million to purchase Bowne, Nimblefish and 8touches. The Company financed all of these acquisitions with cash on hand and through borrowings under the previous $2.0 billion unsecured and committed revolving credit facility.

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

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2011. The net proceeds from the offering were used to repurchase $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Previous Credit Agreement. On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019.

On June 21, 2010, the Company issued $400.0 million of 7.625% senior notes due June 15, 2020. Interest on the notes is payable semi-annually on June 15 and December 15 of each year. The Company used the net proceeds to repay borrowings under the previous $2.0 billion unsecured and committed revolving credit facility that were drawn on May 13, 2010 and used, together with cash on hand, to repay $325.7 million of senior notes due May 15, 2010. The remaining net proceeds were used for general corporate purposes.

Other Significant Events

On May 3, 2011, the Board of Directors of the Company approved a program that authorized the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. The repurchase authorizations did not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase.

As part of the share repurchase program, on May 5, 2011, the Company entered into an ASR with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank. The shares delivered were subject to a 20%, or $100.0 million holdback, which resulted in the Company receiving an additional 9.3 million shares on November 17, 2011. The additional shares received were calculated based upon the $17.13 volume weighted average price of the Company’s common stock over an averaging period, subject to a discount agreed upon with the investment bank. No other shares were repurchased under this share repurchase program. As of January 1, 2013, no additional shares may be purchased under the May 3, 2011 program, as it expired on December 31, 2012.

Risk Management

The Company is exposed to interest rate risk on its variable-rate debt and price risk on its fixed-rate debt. At December 31, 2012, the Company’s exposure to rate fluctuations on variable-interest borrowings was $678.8 million, including $658.0 million notional value of interest rate swap agreements (See Note 14, Derivatives, to the Consolidated Financial Statements) and $20.8 million in borrowings under international credit facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 80.3% of the Company’s outstanding term debt was comprised of fixed-rate debt as of December 31, 2012.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of December 31, 2012, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $654.2 million (See Note 14, Derivatives, to the Consolidated Financial Statements). Net unrealized losses from these foreign exchange contracts were $23.4 million at December 31, 2012. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at December 31, 2012 by approximately $114.2 million.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2012, 2011 and 2010, the Company adopted various accounting standards. See Note 21, New Accounting Pronouncements, to the Consolidated Financial Statements for a description of the accounting standards adopted during 2012.

Pending standards and their estimated effect on the Company’s consolidated financial statements are described in Note 21, New Accounting Pronouncements, to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to interest rate risk on its variable-rate debt, price risk on its fixed-rate debt and the impact of foreign currency fluctuations in certain countries in which it operates. The Company discusses risk management in various places throughout this document, including discussions in Item 7 concerning Liquidity and Capital Resources and in the Notes to Consolidated Financial Statements (Note 14, Derivatives).

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2012, 2011 or 2010. The Company maintains provisions for potential credit losses and any such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts need to be recorded. Additional economic disruptions or a further slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2012 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,

2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 23, 2013 (the “2013 Proxy Statement”). See also the information with respect to our executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

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

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2013 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2012 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

Plan Category(a)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(d)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
	(in thousands) (1)	(2)	(in thousands) (3)
Equity compensation plans approved by security holders(b)	8,864.0	$18.92	9,774.0	(e)
Equity compensation plans not approved by security holders(c)	148.5	18.80	—

Total	9,012.5	$18.92	9,774.0

(a)

Upon the acquisition of Moore Wallace on February 27, 2004, stock options and units outstanding under certain Moore Wallace plans were exchanged for or converted into stock options and units with respect to common stock of the Company. As of December 31, 2012, 47,250 shares were issuable under these plans upon the exercise of stock options with a weighted average exercise price per share of $16.73. Information regarding these awards is not included in the table.
(b)	Includes 4,333,613 shares issuable upon the vesting of restricted stock units.
(c)	Represents the 2000 Broad-Based Incentive Plan.
(d)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(e)	All of these shares are available for issuance under the 2012 Performance Incentive Plan. The 2012 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate, of which 9,773,952 remain available for issuance.

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

Originally, 2,000,000 shares of RR Donnelley common stock were reserved and authorized for issuance under the 2000 Broad-Based Plan. An additional 3,000,000 shares (for an aggregate of 5,000,000 shares) were subsequently reserved and authorized for issuance under the 2000 Broad-Based Plan. As of December 31, 2012, options to purchase 148,494 shares of common stock were outstanding under the 2000 Broad-Based Plan. These options have a purchase price equal to the fair market value of a share of common stock at the time of the grant. All of the outstanding options generally vest over a period of three years, are not exercisable unless vested (subject in some cases to early vesting and exercisability upon specified events, including the death or permanent disability of the optionee, termination of the optionee’s employment under specified circumstances or a “change in control”) and generally expire ten years after the date of grant. No awards other than options were made under the 2000 Broad-Based Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2013 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2013.

R.R. DONNELLEY & SONS COMPANY

By:	/S/ DANIEL N. LEIB
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February 2013.

Signature and Title	Signature and Title

/S/ THOMAS J. QUINLAN, III	/S/ THOMAS S. JOHNSON*
Thomas J. Quinlan, III President and Chief Executive Officer, Director (Principal Executive Officer)	Thomas S. Johnson Director

/S/ DANIEL N. LEIB	/S/ RICHARD K. PALMER*
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Richard K. Palmer Director

/S/ ANDREW B. COXHEAD	/S/ JOHN C. POPE*
Andrew B. Coxhead Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	John C. Pope Director

/S/ SUSAN M. CAMERON*	/S/ MICHAEL T. RIORDAN*
Susan M. Cameron Director	Michael T. Riordan Director

/S/ LEE A. CHADEN*	/S/ OLIVER R. SOCKWELL*
Lee A. Chaden Director	Oliver R. Sockwell Director

/S/ RICHARD L. CRANDALL*	/S/ STEPHEN M. WOLF*
Richard L. Crandall Director	Stephen M. Wolf Chairman of the Board, Director

/S/ JUDITH H. HAMILTON*
Judith H. Hamilton Director

By:	/S/ SUZANNE S. BETTMAN
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a).	INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales
Products	$8,835.1	$9,375.1	$8,956.4
Services	1,386.8	1,235.9	1,062.5

Total net sales	10,221.9	10,611.0	10,018.9
Products cost of sales (exclusive of depreciation and amortization)	6,874.2	7,185.2	6,857.8
Services cost of sales (exclusive of depreciation and amortization)	1,014.8	906.6	785.1
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,102.6	1,236.3	1,123.4
Restructuring and impairment charges—net (Note 3)	1,118.5	667.8	157.9
Depreciation and amortization	481.6	549.9	539.2

Total operating expenses	10,591.7	10,545.8	9,463.4

Income (loss) from operations	(369.8)	65.2	555.5
Interest expense—net (Note 13)	251.8	243.3	222.6
Investment and other expense (income)—net	2.3	(10.6)	9.9
Loss on debt extinguishment	16.1	69.9	—

Earnings (loss) before income taxes	(640.0)	(237.4)	323.0
Income tax expense (benefit) (Note 12)	13.6	(116.3)	105.9

Net earnings (loss)	(653.6)	(121.1)	217.1

Less: Income (loss) attributable to noncontrolling interests	(2.2)	1.5	(4.6)

Net earnings (loss) attributable to RR Donnelley common shareholders	$(651.4)	$(122.6)	$221.7

Net earnings (loss) per share attributable to RR Donnelley common shareholders (Note 15):
Basic net earnings (loss) per share	$(3.61)	$(0.63)	$1.07
Diluted net earnings (loss) per share	$(3.61)	$(0.63)	$1.06

Weighted average number of common shares outstanding (Note 15):
Basic	180.4	193.8	206.4
Diluted	180.4	193.8	209.7

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net earnings (loss)	$(653.6)	$(121.1)	$217.1
Other comprehensive income (loss), net of tax (Note 16):
Translation adjustments	11.4	(70.1)	12.6
Adjustment for net periodic pension and other postretirement benefit plan cost	(177.6)	(303.1)	42.0
Change in fair value of derivatives	0.5	0.7	0.3

Other comprehensive income (loss)	(165.7)	(372.5)	54.9
Comprehensive income (loss)	(819.3)	(493.6)	272.0
Less: comprehensive income (loss) attributable to noncontrolling interests	(2.0)	1.9	(4.3)

Comprehensive income (loss) attributable to RR Donnelley common shareholders	$(817.3)	$(495.5)	$276.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$430.7	$449.7
Receivables, less allowances for doubtful accounts of $49.6 in 2012 (2011—$62.6) (Note 5)	1,878.8	1,844.2
Inventories (Note 6)	510.2	510.9
Prepaid expenses and other current assets	157.7	163.8

Total current assets	2,977.4	2,968.6

Property, plant and equipment—net (Note 7)	1,616.6	1,854.6
Goodwill (Note 4)	1,436.4	2,222.1
Other intangible assets—net (Note 4)	382.9	590.3
Deferred income taxes (Note 12)	445.1	273.8
Other noncurrent assets	404.3	372.3

Total assets	$7,262.7	$8,281.7

LIABILITIES
Accounts payable	$1,210.3	$1,063.3
Accrued liabilities (Note 9)	825.2	817.0
Short-term and current portion of long-term debt (Note 13)	18.4	243.7

Total current liabilities	2,053.9	2,124.0

Long-term debt (Note 13)	3,420.2	3,416.8
Pension liabilities (Note 11)	1,150.5	1,076.3
Other postretirement plan benefits (Note 11)	241.7	227.3
Other noncurrent liabilities	327.7	375.1

Total liabilities	7,194.0	7,219.5

Commitments and Contingencies (Note 10)

EQUITY
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2012 and 2011	303.7	303.7
Additional paid-in-capital	2,839.4	2,888.7
Retained earnings (accumulated deficit)	(496.1)	342.4
Accumulated other comprehensive loss	(1,029.2)	(863.3)
Treasury stock, at cost, 62.6 shares in 2012 (2011—64.5 shares)	(1,565.0)	(1,628.8)

Total RR Donnelley shareholders’ equity	52.8	1,042.7

Noncontrolling interests	15.9	19.5

Total equity	68.7	1,062.2

Total liabilities and equity	$7,262.7	$8,281.7

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net earnings (loss)	$(653.6)	$(121.1)	$217.1
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charges	1,027.1	532.0	92.5
Depreciation and amortization	481.6	549.9	539.2
Provision for doubtful accounts receivable	8.7	18.8	22.8
Share-based compensation	25.4	28.3	28.6
Deferred income taxes	(52.0)	(123.0)	(34.6)
Change in uncertain tax positions	(26.4)	(107.8)	(42.6)
Gain on investments and other assets—net	(1.0)	(16.0)	(1.8)
Loss related to Venezuela currency devaluation	—	—	8.9
Loss on debt extinguishment	16.1	69.9	—
Net pension and other postretirement benefit plan (income) expense	(42.4)	61.6	49.1
Gain on pension curtailment	(3.7)	(38.7)	(0.4)
Other	41.7	27.3	47.5
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(5.7)	38.3	(152.1)
Inventories	6.5	43.1	31.0
Prepaid expenses and other current assets	4.0	(1.8)	8.2
Accounts payable	120.8	135.4	17.7
Income taxes payable and receivable	6.5	9.5	15.0
Accrued liabilities and other	(113.0)	(104.8)	(44.8)
Pension and other postretirement benefit plan contributions	(148.7)	(54.6)	(48.8)

Net cash provided by operating activities	691.9	946.3	752.5

INVESTING ACTIVITIES
Capital expenditures	(205.9)	(250.9)	(229.4)
Acquisitions of businesses, net of cash acquired	(126.9)	(142.4)	(439.8)
Proceeds from return of capital and sale of investments and other assets	50.7	27.2	26.1
Purchases of other investments	(2.5)	(7.0)	(31.7)
Transfers (to) from restricted cash—net	(0.2)	(2.3)	0.3

Net cash used in investing activities	(284.8)	(375.4)	(674.5)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	450.0	600.0	400.0
Net change in short-term debt	(1.4)	10.7	(3.8)
Payments of current maturities and long-term debt	(625.2)	(495.1)	(355.2)
Net payments of credit facility borrowings	(65.0)	(55.0)	—
Net proceeds from credit facility borrowings	—	—	120.0
Proceeds from termination of interest rate swaps	11.0	—	—
Debt issuance costs	(23.6)	(10.0)	(12.2)
Issuance of common stock	4.9	7.1	9.2
Acquisition of common stock	—	(500.0)	—
Dividends paid	(187.1)	(205.2)	(214.4)
Distributions to noncontrolling interests	(1.6)	(3.5)	(1.6)

Net cash used in financing activities	(438.0)	(651.0)	(58.0)

Effect of exchange rate on cash and cash equivalents	11.9	10.7	(0.1)

Net (decrease) increase in cash and cash equivalents	(19.0)	(69.4)	19.9

Cash and cash equivalents at beginning of year	449.7	519.1	499.2

Cash and cash equivalents at end of year	$430.7	$449.7	$519.1

Supplemental non-cash disclosure:
Proceeds deposited in escrow from sale of property	$8.3	$—	$—
Use of restricted cash to pay restructuring costs	—	—	38.3

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total RR Donnelley’s Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2010	243.0	$303.7	$2,906.2	(37.3)	$(1,193.8)	$662.9	$(545.0)	$2,134.0	$27.0	$2,161.0

Net earnings (loss)						221.7		221.7	(4.6)	217.1
Other comprehensive income (loss)							54.6	54.6	0.3	54.9
Share-based compensation			0.8	1.3	36.3			37.1		37.1
Withholdings for share-based awards and other				(0.4)	(8.7)			(8.7)		(8.7)
Cash dividends paid						(214.4)		(214.4)		(214.4)
Distributions to noncontrolling interests								—	(1.6)	(1.6)

Balance at December 31, 2010	243.0	$303.7	$2,907.0	(36.4)	$(1,166.2)	$670.2	$(490.4)	$2,224.3	$21.1	$2,245.4

Net earnings (loss)						(122.6)		(122.6)	1.5	(121.1)
Other comprehensive income (loss)							(372.9)	(372.9)	0.4	(372.5)
Share-based compensation			28.3					28.3		28.3
Issuance of share-based awards, net of withholdings and other			(46.6)	1.1	37.4			(9.2)		(9.2)
Cash dividends paid						(205.2)		(205.2)		(205.2)
Acquisition of common stock				(29.2)	(500.0)			(500.0)		(500.0)
Distributions to noncontrolling interests								—	(3.5)	(3.5)

Balance at December 31, 2011	243.0	$303.7	$2,888.7	(64.5)	$(1,628.8)	$342.4	$(863.3)	$1,042.7	$19.5	$1,062.2

Net earnings (loss)						(651.4)		(651.4)	(2.2)	(653.6)
Other comprehensive income (loss)							(165.9)	(165.9)	0.2	(165.7)
Share-based compensation			25.4					25.4		25.4
Issuance of share-based awards, net of withholdings and other			(74.7)	1.9	63.8			(10.9)		(10.9)
Cash dividends paid						(187.1)		(187.1)		(187.1)
Distributions to noncontrolling interests								—	(1.6)	(1.6)

Balance at December 31, 2012	243.0	$303.7	$2,839.4	(62.6)	$(1,565.0)	$(496.1)	$(1,029.2)	$52.8	$15.9	$68.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2012, 2011 and 2010 are included in the consolidated financial statements from the dates of acquisition (see Note 2).

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

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings (loss). Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be permanently reinvested. Throughout the three years ended December 31, 2012, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan entities are remeasured as if the functional currency were the U.S. Dollar. Consistent with historical practices and the Company’s future intent, the financial statements were remeasured based on the official rate determined by the government of Venezuela. On January 8, 2010, the government of Venezuela changed its primary fixed exchange rate from 2.15 Bolivars per U.S. Dollar to 4.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 50%. This devaluation resulted in a pre-tax loss of $8.9 million ($8.1 million after-tax) and a reduction in income attributable to noncontrolling interest of $3.6 million.

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

Revenue Recognition—The Company recognizes revenue for the majority of its products upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may also receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of ownership transfer to the customer, and there is a reasonable assurance as to collectability. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

During the year ended December 31, 2012, the Company identified and recognized $22.7 million, of which $19.8 million was recognized in the first quarter of 2012, to correct an over-accrual for rebates owed to certain office products customers, which understated accounts receivable and net sales during the years 2008 through 2011. Following qualitative and quantitative review, the Company concluded that the over-accrual was not material to any prior period, the full year 2012 or to the trend of annual operating results.

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

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross as a principal or net of related costs as an agent. Billings for third-party shipping and handling costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, contracts are evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement, bears all credit risk and bears the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis.

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

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2012, 2011 or 2010. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5 for details of activity affecting the allowance for doubtful accounts.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market. The cost of approximately 64.0% and 65.7% of the inventories at December 31, 2012 and 2011, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

Long-lived Assets—The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets, other than goodwill and other intangible assets, that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

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

Goodwill—Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. For certain reporting units, the Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative analysis, the Company considers various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting units’ actual results compared to projected results. Based on this qualitative analysis, if management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed.

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

Amortization—Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $26.6 million, $21.8 million and $15.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Deferred debt issue costs are amortized over the term of the related debt. Identifiable intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Identifiable intangible assets with indefinite lives are not amortized. See Note 4 for further discussion of other intangible assets and the related amortization expense.

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

Share-Based Compensation—The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. See Note 17 for further discussion.

Pension and Other Postretirement Benefit Plans—The Company records annual income and expense amounts relating to its pension and other postretirement benefit plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. See Note 11 for further discussion.

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

Comprehensive Income (Loss)—Comprehensive income (loss) for the Company consists of net earnings (loss), unrecognized actuarial gains and losses, prior service cost for pension and other postretirement benefit plans, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments. See Note 16 for further discussion.

Note 2. Acquisitions

2012 Acquisitions

On December 28, 2012, the Company acquired Presort Solutions (“Presort”), a provider of mail presorting services to businesses in various industries. The acquisition of Presort will expand the range of logistics co-mailing capabilities that the Company can provide to its customers and will enhance its integrated offerings. The purchase price for Presort was $12.1 million, net of cash acquired of $0.6 million. Presort’s operations are included in the U.S. Print and Related Services segment.

On December 17, 2012, the Company acquired Meisel Photographic Corporation (“Meisel”), a provider of custom designed visual graphics products to the retail market. The acquisition of Meisel will expand and enhance the range of services the Company offers to its customers. The purchase price for Meisel was $25.4 million, net of cash acquired of $1.0 million. Meisel’s operations are included in the U.S. Print and Related Services segment.

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses. The acquisition of XPO expanded the range of logistics capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for XPO, which includes the Company’s estimate of contingent consideration, was $23.5 million, net of cash acquired of $1.0 million. The former owners of XPO may receive contingent consideration in the form of cash payments of up to $4.0 million subject to XPO achieving certain gross profit targets. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $3.5 million using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation will be recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. XPO’s operations are included in the U.S. Print and Related Services segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

On August 14, 2012, the Company acquired EDGAR Online, a leading provider of disclosure management services, financial data and enterprise risk analytics software and solutions. The acquisition of EDGAR Online expanded and enhanced the range of services that the Company offers to its customers. The purchase price for EDGAR Online was $71.5 million, including debt assumed of $1.4 million and net of cash acquired of $2.1 million. Immediately following the acquisition, the Company repaid the $1.4 million of debt assumed. EDGAR Online’s operations are included in the U.S. Print and Related Services segment.

For the year ended December 31, 2012, the Company recorded $2.5 million of acquisition-related expenses associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Consolidated Statements of Operations.

The Presort, Meisel, XPO and EDGAR Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the contingent consideration over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The preliminary tax deductible goodwill related to these acquisitions was $25.8 million. The Presort and Meisel purchase price allocations are preliminary as the Company is still in the process of obtaining data to finalize the estimated fair values of certain account balances. The purchase price allocations of XPO and EDGAR Online are final. Based on the current valuations, the purchase price allocations for these acquisitions were as follows:

Accounts receivable	$18.7
Inventories	1.4
Prepaid expenses and other current assets	4.6
Property, plant and equipment	8.3
Amortizable other intangible assets	36.4
Other noncurrent assets	15.1
Goodwill	57.9
Accounts payable and accrued liabilities	(20.2)
Other noncurrent liabilities	(0.1)
Deferred taxes-net	10.4

Total purchase price-net of cash acquired	132.5
Less: debt assumed	1.4
Less: fair value of contingent consideration	3.5

Net cash paid	$127.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair values of technology, amortizable other intangible assets, contingent consideration and goodwill associated with the acquisitions of Presort, Meisel, XPO and EDGAR Online were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$29.9	Excess earnings, with and without method	Discount rate Attrition rate	16.0% - 17.0% 7.0% - 20.0%
Technology	14.5	Excess earnings, relief-from-royalty method, cost approach	Discount rate Obsolescence factor Royalty rate (after-tax)	16.0% - 17.0% 10.0% - 20.0% 4.5%
Trade names	3.5	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	15.5% - 17.0% 0.3% - 1.2%
Non-compete agreements	3.0	With and without method	Discount rate	16.5% - 17.5%
Contingent consideration	3.5	Probability weighted discounted future cash flows	Discount rate	4.5%

2011 Acquisitions

On November 21, 2011, the Company acquired StratusGroup, Inc. (“Stratus”), a full service manufacturer of custom pressure sensitive label and paperboard packaging products for health and beauty, food, beverage and other segments. Stratus’ decorative labeling and paperboard resources complement the Company’s prime label, corrugated and other global packaging capabilities. The purchase price for Stratus was $28.8 million net of cash acquired of $0.1 million. Stratus’ operations are included in the U.S. Print and Related Services segment.

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

On August 16, 2011, the Company acquired LibreDigital, Inc. (“LibreDigital”), a leading provider of digital content distribution, e-reading software, content conversion, data analytics and business intelligence services. LibreDigital’s capabilities enable the Company to offer a broader selection of digital content creation and delivery services to publishing, retail, e-reader provider and other customers. The purchase price for LibreDigital was $19.5 million net of cash acquired of $0.1 million. LibreDigital’s operations are included in the U.S. Print and Related Services segment.

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s software offers publishers and other customers a practical way to increase revenues by allowing advertisers to select unique ad selection criteria for targeted delivery. The purchase price for Sequence, which includes the Company’s estimate of contingent consideration, was $14.6 million, net of cash acquired of $0.1 million. A former equity holder of Sequence may receive contingent consideration in the form of cash payments of up to $14.0 million, subject to Sequence achieving certain milestones related to volume or revenue in 2013 and 2014. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $6.8 million using a probability weighting of the potential payouts. The Company has subsequently revised the estimated fair value of the contingent consideration as the result of a decrease in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

likelihood of achieving the 2013 and 2014 milestones. The adjustment to the fair value of the contingent consideration was recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. Any further changes in the estimated contingent consideration will also be recognized in the Consolidated Statements of Operations. Sequence’s operations are included in the U.S. Print and Related Services segment.

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions. The ability to bundle Helium’s content development solutions with the Company’s complete offering of content delivery resources addresses customers’ needs across the full breadth of the supply chain. As the Company previously held a 23.7% equity investment in Helium, the purchase price for the remaining equity of Helium was $57.0 million net of cash acquired of $0.1 million and included an amount due from Helium of $1.1 million. The fair value of the Company’s previously held equity investment was $12.8 million, resulting in the recognition of a $10.0 million gain, which is reflected in investment and other expense (income) in the Consolidated Statements of Operations for the year ended December 31, 2011. The fair value of the previously held equity investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. The inputs used to determine the fair value of the previously held equity investment were determined to be Level 3 under the fair value hierarchy. Helium’s operations are included in the U.S. Print and Related Services segment.

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

The Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the previously-held investments in Helium and contingent consideration over the net amounts assigned to the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

value of the assets acquired was recorded as goodwill. The tax deductible goodwill related to these acquisitions was $46.7 million. Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

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

The fair values of property, plant and equipment, amortizable other intangible assets, contingent consideration and goodwill associated with the acquisitions of Stratus, Genesis, LibreDigital, Sequence, Helium and Journalism Online were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions. Customer relationships intangible asset values were estimated based on expected future cash flows discounted using an estimated weighted average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships. Tradename intangible asset values were estimated based on the relief-from-royalty method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The operations of these acquired businesses are complementary to the Company’s existing products and services. As a result, the additions of these businesses have improved the Company’s ability to serve customers and reduced redundant management, real estate and manufacturing costs. For the year ended December 31, 2010, the Company’s Consolidated Financial Statements included $61.2 million of net sales and a net loss of $9.3 million related to these acquired businesses. For the year ended December 31, 2010, the Company recorded $13.5 million of acquisition-related expenses, associated with acquisitions completed or contemplated, within selling, general and administrative expenses in the Consolidated Statements of Operations.

The Bowne, Nimblefish and 8touches acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill, most of which is not tax deductible. Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$129.0
Inventories	32.1
Prepaid expenses and other current assets	18.1
Property, plant and equipment and other noncurrent assets	127.3
Amortizable other intangible assets	159.8
Goodwill	257.9
Accounts payable and accrued liabilities	(159.7)
Pension benefits and other noncurrent liabilities	(76.7)
Deferred taxes—net	(17.6)

Total purchase price—net of cash acquired	470.2
Less: debt assumed	28.2

Net cash paid	$442.0

The fair values of property, plant and equipment, amortizable other intangible assets and goodwill associated with the acquisitions of Bowne, Nimblefish and 8touches were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using the cost approach or market approach, if a secondhand market existed. Customer relationships intangible asset values were estimated based on expected future cash flows discounted using an estimated weighted-average cost of capital. Estimates of future customer attrition rates were considered in estimating the expected future cash flows from customer relationships. The tradename intangible asset value was estimated based on the relief-from-royalty method.

Pro forma results

The following unaudited pro forma financial information for the years ended December 31, 2012 and 2011 presents the combined results of operations of the Company and the 2012 and 2011 acquisitions described above, as if the 2012 acquisitions had occurred at January 1, 2011 and the 2011 acquisitions had occurred at January 1, 2010.

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

	2012	2011
Net sales	$10,461.1	$10,837.1
Net loss attributable to RR Donnelley common shareholders	(641.8)	(149.5)
Net loss per share attributable to RR Donnelley common shareholders:
Basic	$(3.56)	$(0.77)

Diluted	$(3.56)	$(0.77)

The unaudited pro forma financial information for the years ended December 31, 2012 and 2011 included $92.6 million and $122.8 million, respectively, for the amortization of purchased intangibles. The unaudited pro forma financial information includes restructuring and impairment charges from operations of $1,115.8 million and $670.0 million for the years ended December 31, 2012 and 2011, respectively. Additionally, the pro forma adjustments affecting net loss attributable to RR Donnelley common shareholders for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Depreciation and amortization of purchased assets, pre-tax	$(6.3)	$(12.9)
Acquisition-related expenses, pre-tax	4.8	1.2
Restructuring and impairment charges, pre-tax	2.7	(2.2)
Inventory fair value adjustments, pre-tax	0.3	(0.2)
Other pro forma adjustments, pre-tax	0.1	(14.3)
Income taxes	(3.6)	12.4

Note 3. Restructuring and Impairment

The Company recorded restructuring and impairment charges of $1,118.5 million, $667.8 million and $157.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The charges in 2012 included $848.4 million and $158.0 million for the impairment of goodwill and acquired customer relationship intangible assets, respectively. Additionally in 2012, the Company recorded restructuring charges of $66.6 million for employee termination costs, $25.3 million for other restructuring charges, primarily attributable to lease termination and other facility closure costs, and $20.2 million of impairment charges for other long-lived assets. The charges in 2011 included $392.3 million for the impairment of goodwill and $90.7 million of impairment primarily related to acquired customer relationship intangible assets. Additionally in 2011, the Company recorded restructuring charges of $76.7 million for employee termination costs, $59.6 million for other restructuring charges, of which $15.1 million related to multi-employer pension plan complete or partial withdrawal charges primarily attributable to the closing of three manufacturing facilities within the U.S. Print and Related Services segment and the remaining amount related to lease termination and other facility closure costs, and $48.5 million of impairment charges for other long-lived assets. The charges in 2010 included $87.9 million for the impairment of goodwill and acquired customer relationship intangible assets. Additionally in 2010, the Company recorded restructuring charges of $35.9 million for employee termination costs, $29.5 million for other restructuring charges, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment and the remaining amount related to lease termination and other facility closure costs, and $4.6 million of impairment charges for other long-lived assets.

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

Restructuring and Impairment Costs Charged to Results of Operations

2012	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$48.5	$18.8	$67.3	$951.4	$1,018.7
International	11.4	3.8	15.2	74.0	89.2
Corporate	6.7	2.7	9.4	1.2	10.6

	$66.6	$25.3	$91.9	$1,026.6	$1,118.5

In the fourth quarter of 2012, as a result of the Company’s annual goodwill impairment test, the Company recorded non-cash charges of $461.7 million and $318.7 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts and books and directories reporting units, respectively, within the U.S. Print and Related Services segment and $68.0 million of non-cash charges to recognize goodwill impairment in the Europe reporting unit within the International segment. The goodwill impairment charges resulted from a reduction in the estimated fair value of these three reporting units based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations for magazines, catalogs and retail inserts were due to price pressures driven by excess capacity in the industry and erosion of ad pages and circulation for magazines. The lower expectations for books and directories were due to lower demand for educational books as a result of state and local budget constraints, the impact of electronic substitution on consumer book and directory volumes and price pressures driven by excess capacity in the industry. The lower expectations for Europe were due to lower volumes from existing customers and price pressures driven by excess capacity in the industry. Because the fair values of these reporting units were below their carrying amounts, including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment charge for each reporting unit. As part of this calculation, the Company also estimated the fair values of the significant tangible and intangible long-lived assets of each reporting unit. The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets.

During the fourth quarter of 2012, the Company recorded non-cash charges of $158.0 million related to the impairment of acquired customer relationship intangible assets in the books and directories and magazines, catalogs and retail inserts reporting units within the U.S. Print and Related Services segment and the Latin America reporting unit within the International segment. The impairment of the acquired customer relationship intangible assets resulted from lower expectations for future revenue to be derived from these relationships, driven by the same factors that caused the goodwill impairment in the books and directories and magazines, catalogs and retail inserts reporting units and driven by the impact of electronic substitution on forms and statement printing in the Latin America reporting unit. The impairment of the acquired customer relationship intangible assets was determined using Level 3 inputs and estimated based on cash flow analysis, which included estimates of customer attrition rates and management’s assumptions related to future revenues and profitability. After recording the impairment charges, remaining customer relationship intangible assets in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units were $3.1 million, $22.8 million and $8.0 million, respectively, as of December 31, 2012. See Note 8 for further discussion of these Level 3 inputs.

For the year ended December 31, 2012, the Company also recorded net restructuring charges of $66.6 million for employee termination costs for 2,200 employees, of whom 2,146 were terminated as of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

2012. These charges primarily related to actions resulting from the reorganization of sales and administrative functions across all segments, the closing of five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $25.3 million for the year ended December 31, 2012. For the year ended December 31, 2012, the Company also recorded $20.2 million of impairment charges primarily related to land, buildings, machinery and equipment and leasehold improvements associated with the facility closings and other asset disposals. The fair values of the land, buildings, machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

2011	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$49.2	$52.5	$101.7	$403.4	$505.1
International	24.2	7.0	31.2	125.8	157.0
Corporate	3.3	0.1	3.4	2.3	5.7

	$76.7	$59.6	$136.3	$531.5	$667.8

In the fourth quarter of 2011, as a result of the Company’s annual goodwill impairment test, the Company recorded non-cash charges of $170.4 million and $99.9 million to recognize the impairment of goodwill in the commercial and forms and labels reporting units, respectively, within the U.S. Print and Related Services segment, as well as non-cash charges of $62.2 million and $59.8 million to recognize the impairment of goodwill in the Canada and Latin America reporting units, respectively, within the International segment. These goodwill impairment charges resulted from reductions in the estimated fair value of the commercial, forms and labels, Canada and Latin America reporting units, based on lower expectations for future revenue, profitability and cash flows due to the continued impact of electronic substitution on demand for business forms and other products and continued price pressure. Because the fair values of these reporting units were below their carrying amounts, including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of these reporting units. The goodwill impairments were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets.

Additionally, during the fourth quarter of 2011, the Company recorded non-cash charges of $90.7 million primarily related to the impairment of acquired customer relationship intangible assets in the forms and labels reporting unit within the U.S. Print and Related Services segment. The impairment of the acquired customer relationship intangible assets resulted from lower expectations for future revenue, profitability and cash flows due to the continued impact of electronic substitution on demand for business forms and continued price pressure. The impairment of the acquired customer relationship intangible assets was determined using Level 3 inputs and estimated based on cash flow analysis, which included estimates of customer attrition rates and management’s assumptions related to future revenues and profitability. After recording the impairment charge, the remaining customer relationship intangible asset in the forms and labels reporting unit was $12.2 million as of December 31, 2011, related to the acquisition of Stratus on November 21, 2011.

For the year ended December 31, 2011, the Company also recorded net restructuring charges of $76.7 million for employee termination costs for 2,899 employees, substantially all of whom were terminated as of December 31, 2012. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition. These charges also related to the closing of five manufacturing facilities within the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

U.S. Print and Related Services segment. These actions included the reorganization of certain operations within the U.S. Print and Related Services and International segments. Additionally, the Company incurred multi-employer pension plan complete or partial withdrawal charges, lease termination and other restructuring charges of $59.6 million for the year ended December 31, 2011. The multi-employer pension plan complete or partial withdrawal charges of $15.1 million were primarily attributable to the closing of three manufacturing facilities within the U.S. Print and Related Services segment. For the year ended December 31, 2011, the Company also recorded $48.5 million of impairment charges primarily related to land, buildings, machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the land, buildings, machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

2010	Employee Terminations	Other Charges	Total Restructuring	Impairment	Total
U.S. Print and Related Services	$5.9	$24.0	$29.9	$64.1	$94.0
International	17.9	4.5	22.4	28.2	50.6
Corporate	12.1	1.0	13.1	0.2	13.3

	$35.9	$29.5	$65.4	$92.5	$157.9

In the fourth quarter of 2010, as a result of the Company’s annual impairment test, the Company recorded a non-cash charge of $61.0 million to reflect the impairment of goodwill in the forms and labels reporting unit within the U.S. Print and Related Services segment. The goodwill impairment charge of $61.0 million resulted from reductions in the estimated fair value of the forms and labels reporting unit, based on lower expectations for future revenue and cash flows due to the continued impacts of electronic substitution on forms demand and increasing price pressure. In addition, the lower fair value reflected higher estimated spending on information technology and capital equipment, in part to better position this reporting unit for increased growth in labels volume as forms’ demand continues to decline. Because the fair value of this reporting unit was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of this reporting unit. The goodwill impairment was determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data, as well as management’s assumptions in valuing the significant tangible and intangible assets.

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

For the year ended December 31, 2010, the Company recorded net restructuring charges of $35.9 million for employee termination costs for 1,458 employees, all of whom were terminated as of December 31, 2012, associated with actions resulting from the reorganization of certain operations. These actions included the reorganization of certain operations within the U.S. Print and Related Services segment due to the acquisition of Bowne. In addition, these actions included the closing of three manufacturing facilities within the International segment. Further, continuing charges resulting from the closing of two manufacturing facilities in 2009 within the International segment were recorded in 2010. These actions also included the reorganization of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

operations within the U.S. Print and Related Services segment. Additionally, the Company incurred other restructuring charges of $29.5 million for the year ended December 31, 2010, of which $13.6 million related to multi-employer pension plan partial withdrawal charges primarily attributable to two closed manufacturing facilities within the U.S. Print and Related Services segment. The remaining charges included lease termination and other facility closure costs partially offset by gains on the sales of two previously closed facilities within both the International and U.S. Print and Related Services segment. Finally, for the year ended December 31, 2010, the Company recorded $4.6 million of impairment charges primarily for machinery and equipment and leasehold improvements associated with the facility closings. The fair values of the machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the equipment and current marketplace conditions.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the year ended December 31, 2012 was as follows:

	December 31, 2011	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2012
Employee terminations	$27.2	$66.6	$(1.7)	$(68.7)	$23.4
Multi-employer pension withdrawal obligations	27.9	(0.4)	—	(2.4)	25.1
Lease terminations and other	32.6	25.7	2.0	(30.3)	30.0

Total	$87.7	$91.9	$0.3	$(101.4)	$78.5

The current portion of restructuring reserves of $35.8 million was included in accrued liabilities at December 31, 2012, while the long-term portion of $42.7 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations and lease termination costs, was included in other noncurrent liabilities at December 31, 2012.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by December 2013 and payments on certain of the multi-employer pension plan complete or partial withdrawal obligations are scheduled to be substantially completed by 2031.

As of December 31, 2012, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Consolidated Financial Statements of future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The current portion of restructuring reserves of $43.9 million was included in accrued liabilities at December 31, 2011, while the long-term portion of $43.8 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations and lease termination costs, was included in other noncurrent liabilities at December 31, 2011.

As of December 31, 2011, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

	U.S. Print and Related Services	International	Total
Net book value at January 1, 2011
Goodwill	$3,141.7	$1,298.5	$4,440.2
Accumulated impairment losses	(939.2)	(974.2)	(1,913.4)

Total	2,202.5	324.3	2,526.8

Acquisitions	118.3	—	118.3
Foreign exchange and other adjustments	(17.4)	(13.3)	(30.7)
Impairment charges	(270.3)	(122.0)	(392.3)

Net book value at December 31, 2011
Goodwill	3,242.6	1,278.4	4,521.0
Accumulated impairment losses	(1,209.5)	(1,089.4)	(2,298.9)

Total	2,033.1	189.0	2,222.1

Acquisitions	57.9	—	57.9
Foreign exchange and other adjustments	(1.3)	6.1	4.8
Impairment charges	(780.4)	(68.0)	(848.4)

Net book value at December 31, 2012
Goodwill	3,299.2	1,321.5	4,620.7
Accumulated impairment losses	(1,989.9)	(1,194.4)	(3,184.3)

Total	$1,309.3	$127.1	$1,436.4

In the fourth quarters of 2012 and 2011, the Company recorded non-cash charges of $848.4 million and $392.3 million, respectively, to reflect impairment of goodwill. See Note 3 for further discussion regarding these impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The components of other intangible assets at December 31, 2012 and 2011 were as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$731.1	$(388.0)	$343.1	$1,164.4	$(613.6)	$550.8
Patents	98.3	(98.1)	0.2	98.3	(95.8)	2.5
Trademarks, licenses and agreements	31.7	(26.1)	5.6	28.7	(24.4)	4.3
Trade names	27.1	(11.2)	15.9	23.9	(9.3)	14.6

Total amortizable other intangible assets	888.2	(523.4)	364.8	1,315.3	(743.1)	572.2
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1

Total other intangible assets	$906.3	$(523.4)	$382.9	$1,333.4	$(743.1)	$590.3

The gross carrying amount and accumulated amortization for customer relationships were adjusted as of December 31, 2012 to reflect the impairment of certain customer relationships recognized in periods prior to December 31, 2011. This adjustment had no impact on the net book value of other intangible assets as reported on the Company’s Consolidated Balance Sheet.

In the fourth quarter of 2012, the Company recorded non-cash charges of $152.3 million and $5.7 million to reflect the impairment of acquired customer relationships within the U.S. Print and Related Services and International segments, respectively. In the fourth quarter of 2011, the Company recorded non-cash charges of $90.7 million to reflect the impairment of acquired customer relationships and other intangible assets within the U.S. Print and Related Services segment. See Note 3 for further discussion regarding these impairment charges.

During the years ended December 31, 2012 and 2011, the Company recorded additions to other intangible assets of $36.4 million and $19.9 million, respectively. The components of other intangible assets added during 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Amount	Weighted Average Amortization Period	Amount	Weighted Average Amortization Period
Customer relationships	$29.9	6.1	$14.7	13.9
Trade names	3.5	1.7	1.1	3.5
Trademarks, licenses and agreements	3.0	4.3	4.1	4.5

Total additions	$36.4		$19.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Amortization expense for other intangible assets was $87.6 million, $112.2 million and $99.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following table outlines the estimated future amortization expense related to other intangible assets as of December 31, 2012:

Amount
2013	$64.5
2014	63.6
2015	57.9
2016	39.4
2017	32.9
2018 and thereafter	106.5

Total	$364.8

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance, beginning of year	$62.6	$71.0	$70.3
Provisions charged to expense	8.7	18.8	22.8
Write-offs and other	(21.7)	(27.2)	(22.1)

Balance, end of year	$49.6	$62.6	$71.0

Note 6. Inventories

The components of the Company’s inventories at December 31, 2012 and 2011 were as follows:

	2012	2011
Raw materials and manufacturing supplies	$214.2	$218.0
Work in process	158.8	171.2
Finished goods	229.3	218.1
LIFO reserve	(92.1)	(96.4)

Total	$510.2	$510.9

The Company recognized a LIFO benefit of $4.3 million in 2012 and expense of $8.4 million and $10.2 million in 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2012 and 2011 were as follows:

	2012	2011
Land	$98.7	$107.4
Buildings	1,167.0	1,173.2
Machinery and equipment	6,022.7	6,054.4

	7,288.4	7,335.0
Accumulated depreciation	(5,671.8)	(5,480.4)

Total	$1,616.6	$1,854.6

On September 20, 2012, the Company entered into a sale-leaseback agreement in which it sold an office building and land at fair market value for net proceeds of $34.2 million, and entered into an operating lease of the property through September 2027. The $7.6 million gain on the sale of the property is being amortized over the remaining life of the lease and is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2012, 2011 and 2010, depreciation expense was $367.4 million, $415.9 million and $424.6 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $19.2 million and $20.2 million at December 31, 2012 and 2011, respectively. These assets were included in other current assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement benefit plan assets, foreign exchange forward contracts and interest rate swaps. See Note 11 for the fair value of the Company’s pension and other postretirement benefit plan assets as of December 31, 2012 and 2011 and Note 14 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of December 31, 2012 and 2011.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges. See Note 2 for further discussion on the fair value of assets and liabilities associated with acquisitions. Assets measured at fair value on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

nonrecurring basis subsequent to initial recognition during the years ended December 31, 2012, 2011 and 2010 are summarized below:

2012	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$8.0	$9.8	$8.5
Long-lived assets held for sale or disposal	15.6	16.4	6.3
Goodwill	848.4	18.1	18.1
Other intangible assets	158.0	3.1	3.1

Total	$1,030.0	$47.4	$36.0

2011	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$14.7	$68.8	$61.3
Long-lived assets held for sale or disposal	34.3	12.8	11.7
Goodwill	392.3	—	—
Other intangible assets	90.7	2.2	2.1

Total	$532.0	$83.8	$75.1

2010	Impairment charge	Fair value measurement (Level 3)	Net book value
Long-lived assets held and used	$2.2	$3.0	$2.7
Long-lived assets held for sale or disposal	2.2	3.6	3.5
Goodwill	61.0	102.7	102.7
Other intangible assets	26.9	—	—

Total	$92.3	$109.3	$108.9

For the years ended December 31, 2012 and 2010, the fair values of assets held for sale were reduced by $0.7 million and $0.1 million, respectively, for estimated costs to sell. There were no estimated costs to sell related to long-lived assets held for sale as of December 31, 2011.

During the year ended December 31, 2012, goodwill for the magazines, catalogs and retail inserts, books and directories and Europe reporting units were written down to implied fair values of $18.1 million for magazines, catalogs and retail inserts, and zero for both the books and directories and Europe reporting units, respectively. During the year ended December 31, 2011, goodwill for the commercial, forms and labels, Canada and Latin America reporting units as of October 31, 2011, were written down to implied fair values of zero. As of December 31, 2011, $7.4 million of goodwill remained on the forms and labels reporting unit related to the acquisition of Stratus, which was acquired on November 21, 2011. During the year ended December 31, 2010, goodwill for the forms and labels reporting unit was written down to an implied fair value of $102.7 million.

During the year ended December 31, 2012, certain acquired customer relationship assets related to the books and directories, magazines, catalogs and retail inserts and Latin America reporting units were written down to an implied fair value of $3.1 million for the books and directories reporting unit, and zero for both the magazines, catalogs and retail inserts and Latin America reporting units, respectively. After recording the impairment charges, remaining customer relationship intangible assets in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units were $3.1 million, $22.8 million and $8.0 million, respectively, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

of December 31, 2012. During the year ended December 31, 2011, certain acquired customer relationship assets, substantially all of which were related to the forms and labels reporting unit, were written down to an implied fair value of zero. The remaining acquired customer relationship asset in the forms and labels reporting unit as of December 31, 2011 was $12.2 million related to the acquisition of Stratus on November 21, 2011. Additionally, other intangible assets for the financial print reporting unit were written down to an implied fair value of $2.2 million during the year ended December 31, 2011. During the year ended December 31, 2010, certain acquired customer relationship assets for the Global Turnkey Solutions reporting unit were written down to an implied fair value of zero. After recording the impairment charge, remaining customer relationship assets in the Global Turnkey Solutions reporting unit were $43.0 million as of December 31, 2010. See Note 3 for further discussion regarding the impairment charge.

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

Determinations of other intangible assets impairment charges were based on Level 3 measurements under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$3.1	Excess earnings	Discount rate Attrition rate	12.5%-15.0% 2.0%-15.9%

See Note 13 for the fair value of the Company’s debt.

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Employee-related liabilities	$266.3	$285.8
Deferred revenue	150.8	139.5
Restructuring liabilities	35.8	43.9
Other	372.3	347.8

Total accrued liabilities	$825.2	$817.0

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

Note 10. Commitments and Contingencies

As of December 31, 2012, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $77.1 million. Of this total, approximately $36.6 million had been committed. In addition, as of December 31, 2012, the Company had a commitment of $23.4 million for severance payments related to employee restructuring activities. The Company also has contractual commitments of approximately $110.7 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. In addition, the Company has natural gas purchase commitments that are at fixed prices. As of December 31, 2012, the Company was committed to purchase $6.6 million of natural gas under these contracts.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2013	$133.1
2014	101.9
2015	74.7
2016	52.7
2017	41.1
2018 and thereafter	129.2

$532.7

The Company has operating lease commitments totaling $532.7 million extending through various periods to 2044. Rent expense was $143.7 million, $152.7 million and $212.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $40.5 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party in ten active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate eleven other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

Note 11. Retirement Plans

The Company sponsors for the benefit of most of its employees in the U.S., Canada and certain other international locations, various defined benefit retirement income pension plans, including both funded and unfunded arrangements. Further benefit accruals under the primary defined benefit plans maintained by the Company have been frozen. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

On December 20, 2012, the Company announced a freeze on further benefit accruals under its U.K. pension plan as of December 31, 2012. Beginning January 1, 2013, participants ceased earning additional benefits under the plans and no new participants entered these plans. The U.K. plan freeze required a remeasurement of the plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $3.7 million, which was recognized in the Consolidated Statement of Operations during the fourth quarter of 2012. Additionally, on February 1, 2012, the Company announced a freeze on further benefit accruals under its Canadian pension plans as of March 31, 2012. On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. The remeasurement of the U.S. pension plans’ assets and obligations as of November 2, 2011, resulted in a non-cash curtailment gain of $38.7 million, which was recognized in the Consolidated Statement of Operations during the fourth quarter of 2011. The remeasurement of the U.S. pension plans’ assets and obligations also resulted in a reduction in the Company’s pension liability of $61.6 million as of December 31, 2011.

The Company also participates in various multi-employer pension plans in the U.S. and makes contributions pursuant to the terms of the applicable collective bargaining agreements. In addition to the pension plans, the Company sponsors a 401(k) savings plan, which is a defined contribution retirement income plan.

Former employees are entitled to certain healthcare and life insurance benefits provided they have met certain eligibility requirements. Generally, the Company’s benefits eligible U.S. employees become eligible for these retiree healthcare benefits if they meet all of the following requirements at the time of termination: (a) have attained at least 55 or more points (full years of service and age combined), (b) are at least fifty years of age, (c) have at least two years of continuous, regular, full-time, benefits-eligible service and (d) have completed at least two or more years of continuous service with a participating employer, which ends on their termination

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

date. Different requirements need to be met in order to receive subsidized medical and life insurance coverage. Certain of the plan expenses are paid through a tax-exempt trust. Most of the assets of the trust are invested in trust-owned life insurance policies covering certain current and former employees of the Company. The underlying assets of the policies are invested primarily in marketable equity, corporate fixed income and government securities.

On August 3, 2011, the Company announced the decision to convert its current prescription drug program for certain medicare-eligible retirees to a group-based Company sponsored Medicare Part D program, or Employer Group Waiver Program (“EGWP”), available due to the adoption of the Patient Protection and Affordable Care Act. Beginning January 1, 2013, the EGWP subsidies provided to or for the benefit of this program will be used to reduce the Company’s net retiree medical and prescription drug costs on a group by group basis until such net costs of the Company for such group are eliminated, and any EGWP subsidies received in excess of the amount necessary to offset such net costs will be used to reduce the included group of retirees’ premiums. The Company accounted for this change as a plan amendment requiring remeasurement of plan assets and obligations, which resulted in the Company reducing its postretirement benefits liability by $81.5 million in the second quarter of 2011.

As noted above, the Company also maintains several pension and other postretirement benefit plans in certain international locations. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

The pension and other postretirement benefit plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Prior to the plan freezes, actuarial gains and losses were amortized using the corridor method over the average remaining service life of active plan participants. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active plan participants.

The components of the net periodic benefit (income) expense and total (income) expense were as follows:

	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$5.9	$86.6	$80.4	$6.6	$8.2	$12.2
Interest cost	189.2	192.0	184.0	18.4	22.7	28.4
Expected return on plan assets	(262.6)	(266.4)	(258.7)	(13.9)	(14.8)	(15.5)
Amortization of prior service credit	0.6	(4.4)	(1.9)	(19.7)	(12.5)	(10.8)
Amortization of actuarial loss (gain)	32.1	50.1	29.7	(0.1)	0.1	1.3
Curtailments	(3.7)	(38.7)	(0.4)	—	—	—
Settlements	1.1	—	—	—	—	—

Net periodic benefit (income) expense	(37.4)	19.2	33.1	(8.7)	3.7	15.6

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	4.9%	5.5%	6.0%	4.8%	5.2%	5.7%
Rate of compensation increase	0.9%	4.0%	4.0%	3.6%	3.6%	4.0%
Expected return on plan assets	8.4%	8.4%	8.3%	7.6%	7.6%	7.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Benefit obligation at beginning of year	$3,923.6	$3,583.1	$403.1	$490.3
Service cost	5.9	86.6	6.6	8.2
Interest cost	189.2	192.0	18.4	22.7
Plan participants’ contributions	1.2	1.2	14.4	17.8
Medicare reimbursements	—	—	3.3	3.3
Actuarial loss (gain)	411.2	306.4	27.6	(22.5)
Plan amendments and other	2.6	(0.5)	0.5	(72.4)
Curtailments and settlements	(6.5)	(61.6)	—	—
Foreign currency translation	17.5	(5.4)	1.1	(0.8)
Benefits paid	(175.9)	(178.2)	(44.8)	(43.5)

Benefit obligation at end of year	$4,368.8	$3,923.6	$430.2	$403.1

Fair value of plan assets at beginning of year	$2,849.6	$3,029.6	$174.7	$191.9
Actual return on assets	389.9	(44.4)	21.0	(4.7)
Settlements	(3.7)	—	—	—
Employer contributions	140.7	44.7	8.0	13.2
Medicare reimbursements	—	—	3.3	—
Plan participants’ contributions	1.2	1.2	14.4	17.8
Other	—	—	10.2	—
Foreign currency translation	13.5	(3.3)	0.3	—
Benefits paid	(175.9)	(178.2)	(44.8)	(43.5)

Fair value of plan assets at end of year	$3,215.3	$2,849.6	$187.1	$174.7

Funded status at end of year	$(1,153.5)	$(1,074.0)	$(243.1)	$(228.4)

The accumulated benefit obligation for all defined benefit pension plans was $4,343.9 million and $3,901.7 million at December 31, 2012 and 2011, respectively.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2012 and 2011 were as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Prepaid pension cost (included in other noncurrent assets)	$4.4	$9.5	$—	$—
Accrued benefit cost (included in accrued liabilities)	(7.4)	(7.2)	(1.4)	(1.1)
Pension liabilities	(1,150.5)	(1,076.3)	—	—
Postretirement benefits	—	—	(241.7)	(227.3)

Net liabilities recognized in the consolidated balance sheets	$(1,153.5)	$(1,074.0)	$(243.1)	$(228.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 and 2011 were as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$1,828.9	$1,574.3	$1.6	$(9.1)
Net transition obligation	0.2	0.2	—	—
Net prior service credit	—	—	(68.0)	(87.8)

Total	$1,829.1	$1,574.5	$(66.4)	$(96.9)

The pre-tax amounts recognized in other comprehensive income (loss) in 2012 as components of net periodic benefit costs were as follows:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial (loss) gain	$(32.1)	$0.1
Net prior service credit	(0.6)	19.7
Amounts arising during the period:
Net actuarial loss	283.9	10.5
Net prior service credit	0.6	—
Foreign currency gain	2.8	0.2

Total	$254.6	$30.5

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plan freezes, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. Unrecognized prior service costs or credit are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2013 are shown below:

	Pension Benefits	Postretirement Benefits
Amortization of:
Net actuarial loss	$50.2	$0.1
Net prior service credit	—	(19.7)

Total	$50.2	$(19.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.2%	4.9%	3.9%	4.8%
Rate of compensation increase	n/a	0.9%	3.6%	3.6%
Health care cost trend:
Current
Pre-Age 65	—	—	7.4%	7.0%
Post-Age 65	—	—	7.4%	7.0%
Ultimate	—	—	5.8%	5.9%

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2012 and 2011:

	Pension Benefits
	2012	2011
Projected benefit obligation	$4,348.3	$3,906.7
Fair value of plan assets	3,190.3	2,823.2

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2012 and 2011:

	Pension Benefits
	2012	2011
Accumulated benefit obligation	$4,321.6	$3,881.6
Fair value of plan assets	3,187.4	2,818.7

The current health care cost trend rate gradually declines through 2019 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1.0% Increase	1.0% Decrease
Postretirement benefit obligation	$6.8	$(5.7)
Total postretirement service and interest cost components	0.5	(0.5)

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

On July 6, 2012, the Surface Transportation Extension Act of 2012 (the “Act”) was signed into law. The Act includes certain pension-related provisions designed to stabilize interest rates used to calculate the minimum required annual contributions for defined benefit pension plans. The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans over the next few years, though these contributions are dependent on many factors, including returns on invested assets and discount rates used to determine pension obligations. The Company made contributions of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

$140.7 million to its pension plans and $8.0 million to its postretirement plans during the year ended December 31, 2012. The Company expects to make cash contributions of approximately $21.7 million to its pension plans and approximately $1.4 million to its postretirement plans in 2013, and additional non-required contributions could be made. The Company currently estimates the amount of pension and other postretirement benefit plan contributions that will be required in 2014 to be approximately $85 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans are at least actuarially equivalent to Medicare Part D and were eligible for the federal subsidy. During the years ended December 31, 2012 and 2011, the Company received approximately $3.3 million in subsidies in each year. The Company will no longer receive certain of these subsidies after January 1, 2013, when the EGWP subsidies became effective.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Postretirement Benefits-Gross	Estimated Subsidy Reimbursements
2013	$189.3	$35.7	$5.9
2014	192.2	36.1	6.3
2015	195.6	36.6	6.8
2016	201.1	37.0	7.1
2017	210.3	37.3	7.6
2018-2022	1,178.8	188.0	44.1

Plan Assets

The Company employed a total return investment approach for its pension and other postretirement benefit plans, whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of pension and other postretirement benefit plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity, fixed income and alternative investments. Furthermore, equity investments are diversified across geography, market capitalization and investment style. Fixed income investments are diversified across geography and include holdings of corporate bonds, government and agency bonds and asset-backed securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage for both the pension and other postretirement benefit plans was approximately 75% for equity and other securities and approximately 25% for fixed income.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2012 and 2011:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets were classified as Level 1. The Company also invests in certain short-term investments which are valued using the amortized cost method. As such, these assets were classified as Level 2.

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

Fixed income—Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. These valuation models involve utilizing dealer quotes, analyzing market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2. The Company also invests in certain fixed income funds that were priced on active markets and were classified as Level 1. Additionally, this category includes underlying securities in trust owned life insurance policies which are invested in certain fixed income securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

Derivatives and other—This category includes assets and liabilities that are futures or swaps traded on a primary exchange and are priced by multiple providers. Accordingly, the Company classified these assets and liabilities as Level 1. This category also includes various other assets in which carrying value approximates fair value. Additionally, this category includes investments in commodity and structured credit funds that are not quoted on active markets; therefore, they are classified as Level 2.

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

For Level 2 and Level 3 plan assets, management reviews significant investments on a quarterly basis including investigation of unusual fluctuations in price or returns and obtaining an understanding of the pricing methodology to assess the reliability of third-party pricing estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The fair values of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category were as follows:

	December 31, 2012				December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$56.9	$27.4	$29.5	$—	$65.2	$43.4	$21.8	$—
Equity	2,169.0	1,887.4	281.6	—	1,857.0	1,604.4	252.6	—
Fixed income	828.0	240.5	587.5	—	779.1	214.8	564.3	—
Derivatives and other	8.9	0.5	8.4	—	6.9	3.6	3.3	—
Real estate	113.6	—	113.6	—	111.3	7.1	104.2	—
Private equity	38.9	—	—	38.9	30.1	—	—	30.1

Total	$3,215.3	$2,155.8	$1,020.6	$38.9	$2,849.6	$1,873.3	$946.2	$30.1

The fair values of the Company’s other postretirement benefit plan assets at December 31, 2012 and 2011, all of which were determined to be Level 2 under the fair value hierarchy, by asset category were as follows:

Asset Category	2012	2011
Cash and cash equivalents	$8.4	$17.7
Equity	133.3	114.3
Fixed income	35.9	42.7
Derivatives and other	9.5	—

Total	$187.1	$174.7

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets:

Private Equity
Balance at January 1, 2011	$15.5
Unrealized losses—net	3.2
Purchases, sales and settlements	11.4

Balance at December 31, 2011	$30.1

Unrealized gains—net	5.8
Purchases, sales and settlements	3.0

Balance at December 31, 2012	$38.9

Employee 401(k) Savings Plan—For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of a participating employee’s before-tax contributions. The plan provides that annual matching contributions are discretionary. In 2012, the Company made matching contributions for most U.S. employees on a pay period basis equal to 40% of contributions on up to 6% of eligible compensation. The cost of the match was determined by the level of eligible employee before-tax contributions and Roth 401(k) contributions made to the plan. The Company recognized expense of $30.8 million for matching contributions under its reinstated 401(k) match for the year ended December 31, 2012. The Company suspended its 401(k) match for 2013 and did not make any matching contributions in 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Multi-Employer Pension Plans—The Company contributes to six defined benefit multi-employer pension plans in which employees across several facilities within the U.S. Print and Related Services segment do or did participate. The Company is required to make contributions to these plans as determined by the terms and conditions of collective bargaining agreements and plan terms. For the years ended December 31, 2012, 2011 and 2010, the Company made regular contributions of $1.3 million, $1.7 million and $1.7 million, respectively, to these multi-employer pension plans. The Company cannot currently estimate the amount of multi-employer pension plan contributions that will be required in 2013 and future years, but these contributions could significantly increase due to other employers’ withdrawals, changes in the funded status of the plans or changes in the Company’s workforce. The Company’s contributions for 2012, 2011 and 2010 represented more than 5.0% of total contributions for three of the multi-employer pension plans.

Multi-employer plans receive contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan. The risk and level of uncertainty related to participating in these multi-employer pension plans differs significantly from the risk associated with the Company-sponsored defined benefit plans. For example, investment decisions are made by parties unrelated to the Company and the financial stability of other employers participating in a plan may affect the Company’s obligations under the plan. In addition, the Company’s liability, were it to withdraw from a plan, may be disproportionate to the Company’s obligations for continuing to participate in the plan.

The Company’s participation in multi-employer pension plans is subject to collective bargaining agreements with expiration dates ranging from December 5, 2012 (contract renewal negotiations are ongoing) to December 31, 2013. All six plans to which the Company contributes are estimated to be underfunded as of December 31, 2012, with five plans having a Pension Protection Act zone status of red and one having a zone status of yellow. All six plans have rehabilitation plans in place. A zone status of red identifies plans that are under 65.0% funded, with a short-term credit balance deficiency. A zone status of yellow identifies plans that are 65% or more, but less than 80.0% funded. All six of the plans have imposed surcharges due to their critical funding status. Surcharges are imposed by a multi-employer pension plan when the plan reaches critical status, as defined under the Pension Protection Act, and such surcharges are based on a percentage of required contributions for each plan year.

There were no charges due to partial or complete withdrawal liabilities for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recorded charges of $15.1 million relating to the complete or partial withdrawal from certain multi-employer pension plans primarily resulting from the closure of three manufacturing facilities. These charges were recorded as restructuring and impairment charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. For the year ended December 31, 2010, the Company recorded charges of $13.6 million relating to the partial withdrawal from certain multi-employer pension plans resulting from the closure of two manufacturing facilities. As of December 31, 2011, the Company had completely withdrawn from two multi-employer pension plans and had partially withdrawn from three other plans. While it is not possible to quantify the potential impact of future events or circumstances, further reductions in participation or withdrawal from these multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from operations before income taxes for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
U.S.	$(710.1)	$(274.5)	$171.0
Foreign	70.1	37.1	152.0

Total	$(640.0)	$(237.4)	$323.0

The components of income tax expense (benefit) from operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Federal:
Current	$8.6	$(10.1)	$100.1
Deferred	(55.5)	(82.1)	(1.7)
State:
Current	10.5	(19.5)	(1.2)
Deferred	(18.3)	(21.5)	(10.3)
Foreign:
Current	46.5	36.3	41.6
Deferred	21.8	(19.4)	(22.6)

Total	$13.6	$(116.3)	$105.9

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Adjustment of uncertain tax positions	3.1	30.2	(4.0)
Foreign tax rate differential	3.2	15.5	(6.1)
Adjustment of interest on uncertain tax positions	0.6	10.1	0.6
Domestic manufacturing deduction	0.5	2.2	(2.6)
Acquisition-related expenses	(0.1)	(0.1)	1.2
Change in valuation allowances	(4.4)	(1.0)	(4.4)
State and local income taxes, net of U.S. federal income tax benefit	—	(1.6)	(0.2)
Restructuring and impairment charges	(40.1)	(39.5)	8.3
International reorganization	3.9	—	—
Foreign withholding tax	(1.7)	—	2.2
Enactment of Health Care Reform Act	—	—	1.0
Other	(2.1)	(1.8)	1.8

Effective income tax rate	(2.1%)	49.0%	32.8%

Included in 2012 is a benefit of $26.1 million reflecting the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested.

Included in 2011 is a benefit of $74.8 million reflecting the expiration of U.S. federal statutes of limitations for certain years.

Included in 2010 is a benefit of $19.3 million reflecting the release of a valuation allowance on deferred tax assets due to the forecasted increase in net earnings for certain operations within the Latin America reporting unit.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Pension and other postretirement benefit plan liabilities	$524.1	$489.3
Net operating losses and other tax carryforwards	331.6	339.3
Accrued liabilities	155.2	178.5
Other	99.4	81.8

Total deferred tax assets	1,110.3	1,088.9
Valuation allowances	(273.6)	(273.2)

Net deferred tax assets	$836.7	$815.7

Deferred tax liabilities:
Accelerated depreciation	$(226.3)	$(257.7)
Other intangible assets	(98.6)	(212.5)
Inventories	(30.7)	(47.1)
Other	(30.2)	(22.5)

Total deferred tax liabilities	(385.8)	(539.8)

Net deferred tax assets	$450.9	$275.9

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate on a jurisdiction by jurisdiction basis.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance, beginning of year	$273.2	$259.5	$277.5
Current year expense (benefit)—net	28.2	2.4	(9.6)
Write-offs	(37.9)	(1.8)	(9.4)
Foreign exchange and other	10.1	13.1	1.0

Balance, end of year	$273.6	$273.2	$259.5

As of December 31, 2012, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $87.6 million and $244.0 million, respectively ($75.1 million and $264.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

million, respectively, at December 31, 2011), of which $175.9 million expires between 2013 and 2022. Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $9.1 million and $3.0 million as of December 31, 2012 and December 31, 2011, respectively, related to local withholding taxes on certain foreign earnings which are not considered to be permanently reinvested. Determination of the amount of unrecognized U.S. income tax liabilities with respect to certain foreign earnings which have been reinvested abroad is not practical.

Cash payments for income taxes were $100.0 million, $106.5 million and $181.1 million in 2012, 2011 and 2010, respectively. Cash refunds for income taxes were $18.5 million, $11.2 million and $52.0 million in 2012, 2011 and 2010, respectively.

The Company’s income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the exercise of employee stock options and the vesting of restricted stock units. A component of the income tax benefit, calculated as the tax effect of the difference between the fair market value at the time stock options are exercised or restricted stock units vest and the grant date fair market value, directly increases or reduces RR Donnelley shareholders’ equity. For the year ended December 31, 2012, the tax expense recognized as a reduction of RR Donnelley shareholders’ equity was $1.2 million. For the years ended December 31, 2011 and 2010, tax benefits of $3.6 million and $1.1 million, respectively, were recognized in RR Donnelley shareholders’ equity.

See Note 16 for details of the income tax expense or benefit allocated to each component of other comprehensive income.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance at beginning of year	$76.4	$157.1	$176.4
Additions for tax positions of the current year	6.3	6.1	10.2
Additions for tax positions of prior years	3.9	6.0	9.5
Reductions for tax positions of prior years	(29.6)	(26.9)	(18.1)
Settlements during the year	(5.6)	(3.3)	(9.6)
Lapses of applicable statutes of limitations	(3.5)	(62.3)	(13.6)
Foreign exchange and other	—	(0.3)	2.3

Balance at end of year	$47.9	$76.4	$157.1

As of December 31, 2012, 2011 and 2010, the Company had $47.9 million, $76.4 million and $157.1 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $29.3 million as of December 31, 2012, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

As of December 31, 2012, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $16.9 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, was a benefit of $4.1 million and $24.0 million, respectively, due to the reversal of interest accrued on previously unrecognized tax benefits that were recognized during the year. For the year ended December 31, 2010, the Company recognized total interest expense, net of tax benefits, related to tax uncertainties of $1.9 million. Benefits of $1.1 million and $2.5 million were recognized for the years ended December 31, 2012 and 2011, respectively, from the reversal of accrued penalties. A provision for penalties of $0.9 million was recognized for the year ended December 31, 2010. Accrued interest of $8.5 million and $13.4 million related to income tax uncertainties were reported as a component of other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. Accrued penalties of $2.7 million and $3.9 million related to income tax uncertainties were reported in other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2012 and 2011, respectively.

The Company has tax years from 2003 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country. The Company’s most significant tax holiday agreements expired in 2011. The aggregate effect on income tax expense in 2012, 2011 and 2010, as a result of these agreements, was approximately $0.2 million, $7.9 million and $8.1 million, respectively.

Note 13. Debt

The Company’s debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Borrowings under credit agreement	$—	$65.0
5.625% senior notes due January 15, 2012	—	158.6
4.95% senior notes due April 1, 2014	258.1	599.5
5.50% senior notes due May 15, 2015	299.9	399.8
8.60% senior notes due August 15, 2016	347.4	346.8
6.125% senior notes due January 15, 2017	523.3	522.9
7.25% senior notes due May 15, 2018	600.0	600.0
11.25% senior notes due February 1, 2019(a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	—
7.625% senior notes due June 15, 2020	400.0	400.0
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.4	199.3
8.820% debentures due April 15, 2031	69.0	69.0
Other(b)	38.4	46.5

Total debt	3,438.6	3,660.5
Less: current portion	(18.4)	(243.7)

Long-term debt	$3,420.2	$3,416.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

(a)	On May 17, 2011, June 14, 2012, August 2, 2012 and September 20, 2012, the interest rate on the 11.25% senior notes due February 1, 2019 was increased to 11.75%, 12.0%, 12.25% and 12.50%, respectively, as a result of downgrades in the ratings of the notes by the rating agencies.

(b)	Includes miscellaneous debt obligations, fair value adjustments to the 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges and capital leases.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was less than its book value by approximately $3.7 million and $80.1 million at December 31, 2012 and 2011, respectively.

On October 15, 2012, the Company entered into a $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees. The applicable margin and rate for the facility commitment fees are set at agreed upon pricing levels until April 15, 2013 and will fluctuate thereafter dependent on the Credit Agreement’s credit ratings. The Credit Agreement replaced the Company’s previous $1.75 billion unsecured revolving credit agreement (the “Previous Credit Agreement”) which was due to expire on December 17, 2013. All amounts outstanding under the Previous Credit Agreement were repaid with borrowings under the Credit Agreement resulting in a $4.0 million pre-tax loss on debt extinguishment related to unamortized debt issuance costs. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum interest coverage ratio and a maximum leverage ratio, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets and may also limit the use of proceeds. The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions.

On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2012. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The repurchases resulted in a pre-tax loss on debt extinguishment of $12.1 million for the year ended December 31, 2012, consisting of a loss of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

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

As of December 31, 2012, the Company had no borrowings outstanding under the Credit Agreement. The weighted average interest rate on borrowings under the Credit Agreement and Previous Credit Agreement during the years ended December 31, 2012 and 2011 was 2.19% and 2.08% per annum, respectively.

Additionally, the Company had $170.0 million in credit facilities (the “Foreign Facilities”) at its foreign locations, most of which are uncommitted. As of December 31, 2012 and 2011, total borrowings under the Credit Agreement, Previous Credit Agreement and the Foreign Facilities (the “Combined Facilities”) were $10.4 million and $82.2 million, respectively. As of December 31, 2012, the Company had $71.1 million in outstanding letters of credit. At December 31, 2012, approximately $1.3 billion was available under the Company’s Combined Facilities.

At December, 31, 2012, the future maturities of debt, including capitalized leases, were as follows:

Amount
2013	$18.4
2014	259.2
2015	304.1
2016	350.7
2017	525.0
2018 and thereafter	1,972.2

Total	$3,429.6

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2012	2011	2010
Interest incurred	$271.1	$259.8	$233.3
Less: interest income	(15.2)	(13.6)	(9.1)
Less: interest capitalized as property, plant and equipment	(4.1)	(2.9)	(1.6)

Interest expense, net	$251.8	$243.3	$222.6

Interest paid net of interest received was $250.1 million, $252.2 million and $235.2 million in 2012, 2011 and 2010, respectively.

Note 14. Derivatives

All derivatives are recorded as other current or noncurrent assets or other current or noncurrent liabilities in the Consolidated Balance Sheets at their respective fair values. Unrealized gains and losses related to derivatives are recorded in other comprehensive income (loss), net of applicable income taxes, or in the Consolidated Statements of Operations, depending on the purpose for which the derivative is held. For derivatives designated and that qualify as cash flow hedges, the effective portion of the unrealized gain or loss related to the derivatives

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

are generally recorded in other comprehensive income (loss) until the transaction affects earnings. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in the Consolidated Statements of Operations. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge at inception, or fail to meet the criteria thereafter, are recognized currently in the Consolidated Statements of Operations. At the inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of any ineffectiveness is also recognized currently in the Consolidated Statements of Operations.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary or operating unit, the Company is exposed to currency risk. Periodically, the Company uses foreign exchange spot and forward contracts to hedge exposures resulting from foreign exchange fluctuations. Accordingly, the implied gains and losses associated with the fair values of foreign currency exchange contracts are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at December 31, 2012 and 2011 was $654.2 million and $78.3 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

At December 31, 2012 and 2011, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Consolidated Balance Sheets in which the fair value amounts are included were as follows:

	2012	2011
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.6	$0.3
Accrued liabilities	24.0	0.3
Derivatives designated as fair value hedges
Other noncurrent assets	$14.7	$19.9

The pre-tax losses related to derivatives not designated as hedges recognized in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Classification of Loss Recognized in the Consolidated Statements of Operations	2012	2011	2010
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$24.8	$4.7	$2.5

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain on the related interest rate swaps for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Classification of (Gain) Loss Recognized in the Consolidated Statements of Operations	2012	2011	2010
Fair Value Hedges
Interest rate swaps	Investment and other expense (income)—net	$(5.7)	$(3.1)	$(16.8)
Hedged items	Investment and other expense (income)—net	4.4	1.9	14.7

Total gain recognized as ineffectiveness in the consolidated statements of operations	Investment and other expense (income)—net	$(1.3)	$(1.2)	$(2.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The Company also recognized a net reduction to interest expense of $8.0 million, $9.9 million and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

Note 15. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to RR Donnelley common shareholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets upon which the issuance of the shares is contingent have not yet been achieved as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average market value of the Company’s stock price during the applicable period.

On May 3, 2011, the Board of Directors of the Company approved a program that authorized the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012. Share repurchases under the program were allowable through a variety of methods as determined by the Company’s management. The repurchase authorizations did not obligate the Company to acquire any particular amount of common stock or adopt any particular method of repurchase.

As part of the share repurchase program, the Company entered into an accelerated share repurchase agreement (“ASR”) in 2011 with an investment bank under which the Company repurchased $500.0 million of its common stock, receiving an initial delivery of 19.9 million shares on May 10, 2011 and an additional 9.3 million shares on November 17, 2011. Both the initial and final delivery of shares resulted in a reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share. No other shares were repurchased under this share repurchase program.

During the years ended December 31, 2012 and 2010, no shares of common stock were purchased by the Company.

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Net earnings (loss) per share attributable to RR Donnelley common shareholders
Basic	$(3.61)	$(0.63)	$1.07
Diluted	$(3.61)	$(0.63)	$1.06
Dividends declared per common share	$1.04	$1.04	$1.04
Numerator:
Net earnings (loss) attributable to RR Donnelley common shareholders	$(651.4)	$(122.6)	$221.7
Denominator:
Weighted average number of common shares outstanding	180.4	193.8	206.4
Dilutive options and awards	—	—	3.3

Diluted weighted average number of common shares outstanding	180.4	193.8	209.7

Weighted average number of anti-dilutive share-based awards:
Restricted stock units	3.6	5.0	2.7
Performance share units	0.4	0.2	—
Stock options	4.6	4.0	3.6

Total	8.6	9.2	6.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 16. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012			2011			2010
	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$11.4	$—	$11.4	$(70.1)	$—	$(70.1)	$12.6	$—	$12.6
Adjustment for net periodic pension and other postretirement benefit plan cost	(285.1)	(107.5)	(177.6)	(485.9)	(182.8)	(303.1)	68.6	26.6	42.0
Change in fair value of derivatives	0.8	0.3	0.5	1.1	0.4	0.7	0.6	0.3	0.3

Other comprehensive income (loss)	$(272.9)	$(107.2)	$(165.7)	$(554.9)	$(182.4)	$(372.5)	$81.8	$26.9	$54.9

The following table summarizes changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2012, 2011 and 2010:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefit Plan Cost	Translation Adjustments	Total
Balance at January 1, 2010	$(2.1)	$(646.4)	$103.5	$(545.0)
Change in comprehensive income	0.3	42.0	12.3	54.6

Balance at December 31, 2010	$(1.8)	$(604.4)	$115.8	$(490.4)

Change in comprehensive income (loss)	0.7	(303.1)	(70.5)	(372.9)

Balance at December 31, 2011	$(1.1)	$(907.5)	$45.3	$(863.3)

Change in comprehensive income (loss)	0.5	(177.6)	11.2	(165.9)

Balance at December 31, 2012	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)

Note 17. Stock and Incentive Programs for Employees

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance stock units. The Company estimates the fair value of share-based awards on the date of grant. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards and stock options. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $25.4 million, $28.3 million and $28.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The income tax benefit related to share-based compensation expense was $9.9 million, $11.0 million and $11.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, $20.9 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2012 does not consider the effect of share-based awards that may be issued in subsequent periods.

Share-Based Compensation Plans

The Company has one share-based compensation plan under which it may grant future awards, as described below, and four terminated or expired share-based compensation plans under which awards remain outstanding.

The 2012 Performance Incentive Plan (the “2012 PIP”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2012 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There were 10 million shares of common stock reserved and authorized for issuance under the 2012 PIP. At December 31, 2012, there were 9.8 million shares of common stock authorized and available for grant under the 2012 PIP.

General Terms of Awards

Under various incentive plans, the Company has granted certain employees non-qualified stock options and restricted stock units. The Human Resources Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2012 and 2004 PIPs is ten years.

For all of the Company’s stock options outstanding at December 31, 2012, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier.

The rights granted to the recipient of restricted stock unit awards generally accrue ratably over the restriction or vesting period, which is generally four years. Restricted stock unit awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. The Company records compensation expense of restricted stock unit awards based on the fair market value of the awards at the date of grant ratably over the period during which the restrictions lapse. Dividends are not paid to restricted stock unit holders.

The Company also issues restricted stock units as share-based compensation for members of the Board of Directors. Director restricted stock units granted after January 2009 vest ratably over three years from the date of grant with the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. Awards granted between January 2008 and January 2009 vested ratably over three years from the date of grant and were amended in May 2009 to provide the opportunity to defer any tranche of vesting restricted stock units until termination of service on the Board of Directors. For awards granted prior to January

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

2008, one-third of the restricted stock units vested on the third anniversary of the grant date, and the remaining two-thirds of the restricted stock units vested upon termination of the holder’s service on the Board of Directors; the holder could also elect to defer delivery of the initial one-third of the restricted stock units until termination of service on the Board of Directors. In the event of termination of a holder’s service on the Board of Directors prior to a vesting date, all restricted stock units of such holder will vest. All awards granted prior to December 31, 2007 are payable in shares of common stock or cash. In 2009, the option to have awards paid in cash was removed for awards granted in 2008 and future years. Awards that may be paid in cash are classified as liability awards due to their expected settlement in cash, and are included in accrued liabilities in the Consolidated Balance Sheets. Compensation expense for these awards is measured based upon the fair market value of the awards at the end of each reporting period. Awards payable only in shares are classified as equity awards due to their expected settlement in common stock. Compensation expense for these awards is measured based upon the fair market value of the awards at the date of grant. Dividend equivalents are accrued for shares awarded to the Board of Directors and paid in the form of cash.

The Company has granted performance share unit awards to certain executive officers during the years ended December 31, 2012 and 2011. Distributions under these awards are payable at the end of their respective performance periods (December 31, 2014 and 2013) in common stock or cash, at the Company’s discretion. The number of share units awarded can range from zero to 100%, depending on achievement of a targeted performance metric. These awards are subject to forfeiture upon termination by the Company under certain circumstances prior to vesting. The Company expenses the cost of the performance share unit awards based on the fair market value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.

Stock Options

The Company granted 1,221,000, 200,000 and 540,000 stock options during the years ended December 31, 2012, 2011 and 2010, respectively. The fair market value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The assumptions used to determine the fair market value of the stock options were as follows:

	2012	2011	2010
Expected volatility	39.71%	36.69%	35.61%
Risk-free interest rate	1.18%	2.54%	2.75%
Expected life (years)	6.25	6.25	6.25
Expected dividend yield	5.06%	4.57%	4.19%

The grant date fair market value of options granted was $2.96, $4.39 and $4.81 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The following table is a summary of the Company’s 2012 stock option activity:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2011	3,995	$20.75	5.9	$9.5
Granted	1,221	13.22	9.2
Exercised	(197)	7.09
Cancelled/forfeited/expired	(293)	28.43

Outstanding at December 31, 2012	4,726	18.90	6.2	2.1

Vested and expected to vest at December 31, 2012	4,677	18.96	6.2	2.1
Exercisable at December 31, 2012	713	$7.09	6.2	$1.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2012 and 2011, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2012 and 2011. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.0 million and $3.0 million, respectively.

Compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010 was $3.2 million, $2.7 million and $3.1 million, respectively. As of December 31, 2012, $3.2 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.5 years.

Cash received from the option exercises for the year ended December 31, 2012, 2011 and 2010 was $1.4 million, $1.0 million and $2.4 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.5 million, $0.4 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Excess tax benefits on stock option exercises, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $0.4 million, $0.3 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2012 and 2011, and changes during the year ended December 31, 2012 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	4,989	$13.94
Granted	1,048	10.53
Vested	(2,622)	15.24
Forfeited	(169)	12.58

Nonvested at December 31, 2012	3,246	$11.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Compensation expense related to restricted stock units was $21.0 million, $24.4 million and $25.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $16.0 million of unrecognized share-based compensation expense related to approximately 3.1 million restricted stock unit awards, with a weighted-average grant date fair value of $11.72, that are expected to vest over a weighted-average period of 2.0 years.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $3.2 million, $5.7 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2012 and 2011, and changes during the year ended December 31, 2012, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	235	$15.54
Granted	233	10.12

Nonvested at December 31, 2012	468	$12.84

During the years ended December 31, 2012 and 2011, 233,000 and 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded during the years ended December 31, 2012 and 2011 are January 1, 2012 through December 31, 2014 and January 1, 2011 through December 31, 2013, respectively. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the years ended December 31, 2012 and 2011 range from 116,500 to 233,000 shares and 117,500 to 235,000 shares, respectively, should certain performance targets be achieved. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee or a change in control of the Company. No performance share unit awards were granted during the year ended December 31, 2010.

Compensation expense for the awards granted in 2012 is currently being recognized based on the maximum estimated payout of 233,000 shares. Compensation expense for awards granted during 2011 is currently being recognized based on an estimated payout of 50%, or 117,500 shares. Compensation expense related to performance share unit awards for the years ended December 31, 2012 and 2011 was $1.2 million and $1.2 million, respectively. There was no compensation expense recognized related to performance share unit awards for the year ended December 31, 2010. As of December 31, 2012, there was $1.7 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.8 years.

Board of Directors Liability Awards

At December 31, 2012, 2011and 2010, approximately 147,263, 147,263 and 145,459 restricted stock units issued to directors were outstanding for liability awards, respectively. For the years ended December 31, 2012, 2011 and 2010, the compensation expense recorded for these awards was income of $0.2 million, and expense of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

$0.1 million and $0.4 million, respectively. The Board of Directors equity awards are included above in the section “Restricted Stock Units.”

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. On May 3, 2011, the Company’s Board of Directors approved a share repurchase program, which authorized the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. During the year ended December 31, 2011, the Company purchased 29.2 million shares of its common stock at a total cost of $500.0 million under the ASR (see Note 15) entered into on May 5, 2011. No shares were repurchased for the years ended December 31, 2012 and 2010.

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

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, packaging, statement printing, premedia and logistics services.

The U.S. Print and Related Services segment accounted for approximately 73% of the Company’s consolidated net sales in 2012.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

The International segment accounted for approximately 27% of the Company’s consolidated net sales in 2012.

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

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2012
U.S. Print and Related Services	$7,553.0	$(41.9)	$7,511.1	$(276.8)	$4,587.7	$329.3	$96.9
International	2,793.0	(82.2)	2,710.8	79.1	2,191.9	108.5	43.0

Total operating segments	10,346.0	(124.1)	10,221.9	(197.7)	6,779.6	437.8	139.9

Corporate(a)	—	—	—	(172.1)	483.1	43.8	66.0

Total operations	$10,346.0	$(124.1)	$10,221.9	$(369.8)	$7,262.7	$481.6	$205.9

Year ended December 31, 2011
U.S. Print and Related Services	$7,887.2	$(40.7)	$7,846.5	$232.9	$5,692.0	$389.2	$104.7
International	2,833.6	(69.1)	2,764.5	35.4	2,310.1	120.2	90.6

Total operating segments	10,720.8	(109.8)	10,611.0	268.3	8,002.1	509.4	195.3

Corporate(a)	—	—	—	(203.1)	279.6	40.5	55.6

Total operations	$10,720.8	$(109.8)	$10,611.0	$65.2	$8,281.7	$549.9	$250.9

Year ended December 31, 2010
U.S. Print and Related Services	$7,558.7	$(26.5)	$7,532.2	$638.9	$6,495.7	$391.8	$99.2
International	2,538.6	(51.9)	2,486.7	149.5	2,460.9	115.2	88.4

Total operating segments	10,097.3	(78.4)	10,018.9	788.4	8,956.6	507.0	187.6

Corporate(a)	—	—	—	(232.9)	126.6	32.2	41.8

Total operations	$10,097.3	$(78.4)	$10,018.9	$555.5	$9,083.2	$539.2	$229.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

(a)	Corporate assets consist primarily of the following items at December 31, 2012: current and deferred income tax assets net of valuation allowances of $377.1 million, property, plant and equipment of $63.5 million and deferred compensation plan assets of $57.2 million, partially offset by LIFO reserves of $92.1 million; December 31, 2011: current and deferred income tax assets net of valuation allowances of $201.1 million, property, plant and equipment of $73.0 million and deferred compensation plan assets of $50.6 million, partially offset by LIFO reserves of $96.4 million; and December 31, 2010: property, plant and equipment of $64.6 million and deferred compensation plan assets of $46.5 million

Restructuring and impairment charges by segment for 2012, 2011 and 2010 are described in Note 3.

Note 20. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in Note 19 because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	U.S.	Europe	Asia	Other	Combined
2012
Net sales	$7,719.9	$1,025.8	$733.0	$743.2	$10,221.9
Long-lived assets(a)	1,915.4	181.4	167.7	201.5	2,466.0
2011
Net sales	$8,073.1	$1,067.6	$668.0	$802.3	$10,611.0
Long-lived assets(a)	1,902.7	207.3	164.2	226.5	2,500.7
2010
Net sales	$7,761.6	$970.3	$600.1	$686.9	$10,018.9
Long-lived assets(a)	2,014.2	218.5	172.6	208.8	2,614.1

(a)	Includes net property, plant and equipment, noncurrent deferred tax assets and other noncurrent assets.

The following table summarizes net sales by the Company’s products and services categories for the years ended December 31, 2012, 2011 and 2010:

Products and services	2012 Net Sales	2011 Net Sales	2010 Net Sales
Magazines, catalogs and retail inserts	$2,445.1	$2,468.4	$2,394.0
Variable printing	1,579.5	1,611.6	1,550.3
Books and directories	1,411.1	1,670.3	1,739.3
Forms and labels	943.9	1,027.8	1,072.0
Commercial	748.9	819.2	759.2
Financial print	747.4	893.2	577.0
Packaging and related products	407.0	373.0	351.6
Global Turnkey Solutions	289.7	290.9	300.6
Office products	262.5	220.7	212.4

Total products	8,835.1	9,375.1	8,956.4

Logistics services	786.7	706.8	616.0
Financial print related services	212.9	161.3	70.6
Business process outsourcing	211.0	203.2	210.7
Premedia and related services	176.2	164.6	165.2

Total services	1,386.8	1,235.9	1,062.5

Total net sales	$10,221.9	$10,611.0	$10,018.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)—(Continued)

Note 21. New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02 “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. ASU 2012-02 would have been effective for the Company in the first quarter of 2013; however, as permitted, the Company early adopted ASU 2012-02 in the third quarter of 2012. ASU 2012-02 reduced the complexity of testing indefinite-lived intangible assets for impairment, but otherwise did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. In January 2013, the FASB issued Accounting Standards Update No. 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which narrows the scope of the disclosure requirements to derivatives, securities borrowings, and securities lending transactions that are either offset or subject to a master netting arrangement. ASU 2011-11 and ASU 2013-01 will be effective for the Company in the first quarter of 2013 and may require additional disclosures, but otherwise are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires disclosures of the amounts reclassified out of accumulated other comprehensive income by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. ASU 2011-05 and 2011-12 were effective and adopted by the Company in the first quarter of 2012 and ASU 2013-02 will be effective for the Company in the first quarter of 2013. The ASUs have impacted and will impact the Company’s financial statement presentation, but otherwise did not and will not impact the Company’s consolidated financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2013

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Net sales	$2,524.9	$2,528.6	$2,508.8	$2,659.6	$10,221.9
Income (loss) from operations	121.4	163.9	186.7	(841.8)	(369.8)
Net earnings (loss) attributable to RR Donnelley common shareholders	37.4	88.8	71.4	(849.0)	(651.4)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders	0.21	0.49	0.39	(4.70)	(3.61)
Closing stock price high	15.13	12.85	13.26	11.12	15.13
Closing stock price low	11.35	10.02	10.60	8.58	8.58
Closing stock price at quarter-end	12.39	11.77	10.60	8.99	8.99
2011
Net sales	$2,583.5	$2,623.4	$2,683.3	$2,720.8	$10,611.0
Income (loss) from operations	109.4	116.1	156.8	(317.1)	65.2
Net earnings (loss) attributable to RR Donnelley common shareholders	33.9	12.2	158.0	(326.7)	(122.6)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders(a)	0.16	0.06	0.83	(1.78)	(0.63)
Closing stock price high	19.39	21.34	20.44	16.65	21.34
Closing stock price low	17.49	18.58	13.33	13.27	13.27
Closing stock price at quarter end	18.92	19.61	14.12	14.43	14.43

(a)	Full year amounts do not equal the sum of the quarters due to rounding and a net loss in the fourth quarter of 2011.

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2012: Restructuring and impairment charges of $1,118.5 million, $4.8 million net benefit from income tax adjustments including the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested, $16.1 million pre-tax loss on debt extinguishment, $4.1 million pre-tax impairment loss on an equity investment, $3.7 million pre-tax gain on pension curtailment and $2.5 million of acquisition-related expenses;

•

For 2011: Restructuring and impairment charges of $667.8 million, $74.8 million recognition of income tax benefits,$69.9 million pre-tax loss on debt extinguishment, $38.7 million pre-tax gain on pension curtailment, $15.3 million pre-tax contingent compensation related to the Journalism Online acquisition, $9.8 million pre-tax gain on Helium investment and $2.2 million of acquisition-related expenses.

Dividend Summary

	2012	2011	2010	2009	2008
Quarterly rate per common share	$0.26	$0.26	$0.26	$0.26	$0.26
Yearly rate per common share	1.04	1.04	1.04	1.04	1.04

Financial Summary

	2012	2011	2010	2009	2008
Net sales	$10,221.9	$10,611.0	$10,018.9	$9,857.4	$11,581.6
Net earnings (loss) from continuing operations attributable to RR Donnelley common shareholders	(651.4)	(122.6)	221.7	(27.3)	(191.7)
Net earnings (loss) per diluted share from continuing operations attributable to RR Donnelley common shareholders	(3.61)	(0.63)	1.06	(0.13)	(0.91)
Income from discontinued operations attributable to RR Donnelley common shareholders	—	—	—	—	1.8
Net earnings (loss) attributable to RR Donnelley common shareholders	(651.4)	(122.6)	221.7	(27.3)	(189.9)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders	(3.61)	(0.63)	1.06	(0.13)	(0.90)
Total assets	7,262.7	8,281.7	9,083.2	8,747.6	9,494.3
Long-term debt	3,420.2	3,416.8	3,398.6	2,982.5	3,203.3

Reflects	results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2012: Pre-tax restructuring and impairment charges of $1,118.5 million, $4.8 million net benefit from income tax adjustments including the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested, $16.1 million pre-tax loss on debt extinguishment, $4.1 million pre-tax impairment loss on an equity investment, $3.7 million pre-tax gain on pension curtailment and $2.5 million of acquisition-related expenses;

•

For 2011: Pre-tax restructuring and impairment charges of $667.8 million, $74.8 million recognition of income tax benefits, $69.9 million pre-tax loss on debt extinguishment, $38.7 million pre-tax gain on pension curtailment, $15.3 million pre-tax contingent compensation expense related to the Journalism Online acquisition, $9.8 million pre-tax gain on Helium investment and $2.2 million of acquisition-related expenses;

•

For 2010: Pre-tax restructuring and impairment charges of $157.9 million, $13.5 million of acquisition-related expenses, $8.9 million pre-tax loss on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million and a pre-tax $1.1 million write-down of affordable housing investments;

•

For 2009: Pre-tax restructuring and impairment charges of $382.7 million, $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $10.3 million pre-tax loss on the repurchases of $640.6 million of senior notes, reclassification of a pre-tax loss of $2.7 million from accumulated other comprehensive loss to loss on debt extinguishment due to the change in the hedged forecasted interest payments resulting from the repurchase of senior notes, a $2.4 million write-down of affordable housing investments and $1.6 million of acquisition-related expenses; and

•

For 2008: Pre-tax restructuring and impairment charges of $1,184.7 million, a $9.9 million pre-tax loss associated with the termination of cross-currency swaps, a tax benefit of $228.8 million related to the decline in value and reorganization of certain entities within the International segment and a tax benefit of $38.0 million from the recognition of uncertain tax positions upon settlement of certain U.S. federal income tax audits for the years 2000-2002.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 16, 2012, filed on February 21, 2012)

4.1	Instruments, other than those defining the rights of holders of long-term debt not registered under the Securities Exchange Act of 1934 of the registrant and of all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed are being omitted pursuant to paragraph (4)(iii)(A) of Item 601 of Regulation S-K. Registrant agrees to furnish a copy of any such instrument to the Commission upon request.

4.2	Indenture dated as of November 1, 1990 between the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 filed with the Company’s Form SE filed on March 26, 1992)

4.3	Indenture dated as of March 10, 2004 between the Company and LaSalle National Bank Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 10, 2004)

4.4	Indenture dated as of May 23, 2005 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2005, filed on May 25, 2005)

4.5	Indenture dated as of January 3, 2007 between the Company and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on January 3, 2007)

4.6	Credit Agreement dated October 15, 2012, among the Company, as the borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 15, 2012, filed on October 16, 2012)

10.1	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 6, 2008)*

10.2	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,2012, filed on August 1, 2012)*

10.3	Directors’ Deferred Compensation Agreement, as amended (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 12, 1998)*

10.4	Amended and Restated Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.5	2000 Broad-based Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 12, 2003)*

10.6	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.7	Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.8	Amendment to Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

E-1

10.9	Supplemental Executive Retirement Plan for Designated Executives—B (incorporated by reference to Exhibit 10.1 to Moore Wallace Incorporated’s (Commission file number 1-8014) Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001)*

10.10	Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.11	Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.12	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.13	Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.14	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.15	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.16	Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.17	Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.18	Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.19	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.21	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.22	Form of Cash Bonus Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.23	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24	Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

E-2

10.25	Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26	Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29	Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.30	Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.31	Amended Management by Objective Plan (filed herewith)*

10.32	Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

12	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

E-3