Form 10-Q
period 2013-03-31
RR Donnelley & Sons Co
filed 2013-04-25
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of April 19, 2013, 181.5 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$302.9	$430.7
Receivables, less allowances for doubtful accounts of $ 50.6 in 2013 (2012—$49.6)	1,851.8	1,878.8
Inventories (Note 3)	504.4	510.2
Prepaid expenses and other current assets	155.3	157.7
Total current assets	2,814.4	2,977.4
Property, plant and equipment-net (Note 4)	1,544.9	1,616.6
Goodwill (Note 5)	1,431.9	1,436.4
Other intangible assets-net (Note 5)	366.4	382.9
Deferred income taxes	447.9	445.1
Other noncurrent assets	401.3	404.3
Total assets	$7,006.8	$7,262.7
LIABILITIES
Accounts payable	$1,030.9	$1,210.3
Accrued liabilities	698.4	825.2
Short-term and current portion of long-term debt (Note 14)	21.6	18.4
Total current liabilities	1,750.9	2,053.9
Long-term debt (Note 14)	3,512.2	3,420.2
Pension liabilities	1,126.0	1,150.5
Other postretirement benefits plan liabilities	240.4	241.7
Other noncurrent liabilities	326.9	327.7
Total liabilities	6,956.4	7,194.0
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2013 and 2012	303.7	303.7
Additional paid-in-capital	2,796.4	2,839.4
Accumulated deficit	(515.9)	(496.1)
Accumulated other comprehensive loss	(1,022.9)	(1,029.2)
Treasury stock, at cost, 61.6 shares in 2013 (2012 – 62.6 shares)	(1,524.2)	(1,565.0)
Total RR Donnelley shareholders’ equity	37.1	52.8
Noncontrolling interests	13.3	15.9
Total equity	50.4	68.7
Total liabilities and equity	$7,006.8	$7,262.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Products net sales	$2,129.7	$2,196.5
Services net sales	408.8	328.4
Total net sales	2,538.5	2,524.9

Products cost of sales (exclusive of depreciation and amortization)	1,668.3	1,702.9
Services cost of sales (exclusive of depreciation and amortization)	311.9	242.1
Total cost of sales	1,980.2	1,945.0

Products gross profit	461.4	493.6
Services gross profit	96.9	86.3
Total gross profit	558.3	579.9
Selling, general and administrative expenses (exclusive of depreciation and amortization)	282.2	283.5
Restructuring and impairment charges-net (Note 6)	22.7	50.0
Depreciation and amortization	113.6	125.0
Income from operations	139.8	121.4
Interest expense-net	62.8	60.7
Investment and other expense (income)-net	3.5	(1.2)
Loss on debt extinguishment	35.6	12.1
Earnings before income taxes	37.9	49.8
Income tax expense	12.6	11.9
Net earnings	25.3	37.9
Less: Income (loss) attributable to noncontrolling interests	(1.8)	0.5
Net earnings attributable to RR Donnelley common shareholders	$27.1	$37.4

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):
Basic net earnings per share	$0.15	$0.21
Diluted net earnings per share	$0.15	$0.21

Dividends declared per common share	$0.26	$0.26

Weighted average number of common shares outstanding:
Basic	181.2	179.4
Diluted	182.9	180.4

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Net earnings	$25.3	$37.9

Other comprehensive income, net of tax (Note 11):
Translation adjustments	7.1	41.8
Adjustment for net periodic pension and other postretirement benefits plan cost	(0.9)	0.7
Change in fair value of derivatives	0.1	0.3
Other comprehensive income	6.3	42.8
Comprehensive income	31.6	80.7
Less: comprehensive income (loss) attributable to noncontrolling interests	(1.8)	0.6
Comprehensive income attributable to RR Donnelley common shareholders	$33.4	$80.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net earnings	$25.3	$37.9
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment charges	4.1	9.4
Depreciation and amortization	113.6	125.0
Provision for doubtful accounts receivable	2.7	2.7
Share-based compensation	4.0	7.4
Deferred income taxes	(8.8)	8.4
Changes in uncertain tax positions	0.8	2.2
Loss (gain) on sale of investments and other assets—net	0.3	(0.6)
Loss related to Venezuela currency devaluation	3.2	—
Loss on debt extinguishment	35.6	12.1
Net pension and other postretirement benefits plan income	(4.6)	(11.6)
Other	4.5	12.4
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	8.9	1.7
Inventories	4.6	(2.5)
Prepaid expenses and other current assets	(0.7)	(6.4)
Accounts payable	(170.2)	(104.8)
Income taxes payable and receivable	(11.1)	(21.3)
Accrued liabilities and other	(99.5)	(107.4)
Pension and other postretirement benefits plan contributions	(8.5)	(16.6)
Net cash used in operating activities	(95.8)	(52.0)
INVESTING ACTIVITIES
Capital expenditures	(37.9)	(45.3)
Acquisitions of business, net of cash acquired	0.3	0.5
Proceeds from return of capital and sale of investments and other assets	1.1	1.1
Other investing activities	3.4	(2.6)
Net cash used in investing activities	(33.1)	(46.3)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	447.8	450.0
Net change in short-term debt	3.8	(0.5)
Payments of current maturities and long-term debt	(386.5)	(621.3)
Net proceeds from credit facility borrowings	—	262.0
Debt issuance costs	(7.8)	(7.0)
Dividends paid	(46.9)	(46.4)
Other financing activities	(6.7)	15.2
Net cash provided by financing activities	3.7	52.0
Effect of exchange rate on cash and cash equivalents	(2.6)	11.6
Net decrease in cash and cash equivalents	(127.8)	(34.7)
Cash and cash equivalents at beginning of year	430.7	449.7
Cash and cash equivalents at end of period	$302.9	$415.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments, as well as an other than normal adjustment as described in the paragraph below, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

During the first quarter of 2012, the Company identified and recognized $19.8 million to correct an over-accrual for rebates owed to certain office products customers, which understated accounts receivable and net sales during the years 2008 through 2011. Following qualitative and quantitative review, the Company concluded that the over-accrual was not material to any prior period or to the full year 2012 or the trend of annual operating results.

2. Acquisitions

For the three months ended March 31, 2013, the Company recorded $1.0 million of acquisition-related expenses associated with contemplated acquisitions within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

2012 Acquisitions

On December 28, 2012, the Company acquired Presort Solutions (“Presort”), a provider of mail presorting services to businesses in various industries. The acquisition of Presort expanded the range of logistics co-mailing capabilities that the Company

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

can provide to its customers and enhanced its integrated offerings. The purchase price for Presort was $11.9 million, net of cash acquired of $0.8 million. Presort’s operations are included in the U.S. Print and Related Services segment.

On December 17, 2012, the Company acquired Meisel Photographic Corporation (“Meisel”), a provider of custom designed visual graphics products to the retail market. The acquisition of Meisel expanded and enhanced the range of services the Company offers to its customers. The purchase price for Meisel was $25.4 million, net of cash acquired of $1.0 million. Meisel’s operations are included in the U.S. Print and Related Services segment.

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses. The acquisition of XPO expanded the range of logistics capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for XPO, which includes the Company’s estimate of contingent consideration, was $23.4 million, net of cash acquired of $1.0 million. The former owners of XPO may receive contingent consideration in the form of cash payments of up to $4.0 million subject to XPO achieving certain gross profit targets. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $3.5 million using a probability weighting of the potential payouts. Subsequent changes in the estimated contingent consideration from the final purchase price allocation will be recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. XPO’s operations are included in the U.S. Print and Related Services segment.

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

For the three months ended March 31, 2012, the Company recorded $0.3 million of acquisition-related expenses associated with acquisitions contemplated or completed in subsequent periods within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Presort, Meisel, XPO and EDGAR Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

acquisitions and the fair value of the contingent consideration over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The tax deductible goodwill related to these acquisitions was $23.7 million.

Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$18.3
Inventories	2.0
Prepaid expenses and other current assets	4.3
Property, plant and equipment	10.4
Amortizable other intangible assets	37.5
Other noncurrent assets	15.1
Goodwill	55.8
Accounts payable and accrued liabilities	(21.5)
Other noncurrent liabilities	(0.1)
Deferred taxes-net	10.4
Total purchase price-net of cash acquired	132.2
Less: debt assumed	1.4
Less: fair value of contingent consideration	3.5
Net cash paid	$127.3

The fair values of technology, amortizable other intangible assets, contingent consideration and goodwill associated with the acquisitions of Presort, Meisel, XPO and EDGAR Online were determined to be Level 3 under the fair value hierarchy.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$31.4	Excess earnings, with and without method	Discount rate Attrition rate	16.0% - 17.0% 7.0% - 20.0%

Technology	14.5	Excess earnings, relief-from-royalty method, cost approach	Discount rate Obsolescence factor Royalty rate (after-tax)	16.0% - 17.0% 10.0% - 20.0% 4.5%

Trade names	3.5	Relief-from-royalty method	Discount rate Royalty rate (after-tax)	15.5% - 17.0% 0.3% - 1.2%

Non-compete agreements	2.6	Excess earnings, with and without method	Discount rate	16.0% - 17.0%

Contingent consideration	3.5	Probability weighted discounted future cash flows	Discount rate	4.5%

Pro forma

If the 2012 acquisitions described above had occurred at January 1, 2011, the Company’s pro forma net sales for the three months ended March 31, 2012 would have been $2,591.7 million.

The unaudited pro forma net sales are not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

3. Inventories

The components of the Company’s inventories at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Raw materials and manufacturing supplies	$222.0	$214.2
Work in process	161.4	158.8
Finished goods	215.5	229.3
LIFO reserve	(94.5)	(92.1)
Total	$504.4	$510.2

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Land	$96.2	$98.7
Buildings	1,159.3	1,167.0
Machinery and equipment	6,000.1	6,022.7
	7,255.6	7,288.4
Accumulated depreciation	(5,710.7)	(5,671.8)
Total	$1,544.9	$1,616.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

During the three months ended March 31, 2013 and 2012, depreciation expense was $88.5 million and $95.4 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $24.1 million and $19.2 million at March 31, 2013 and December 31, 2012, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

	U.S. Print and
	Related Services	International	Total
Net book value as of December 31, 2012
Goodwill	$3,299.2	$1,321.5	$4,620.7
Accumulated impairment losses	(1,989.9)	(1,194.4)	(3,184.3)
Total	1,309.3	127.1	1,436.4
Foreign exchange and other adjustments	(2.2)	(2.3)	(4.5)
Net book value as of March 31, 2013
Goodwill	3,297.0	1,278.1	4,575.1
Accumulated impairment losses	(1,989.9)	(1,153.3)	(3,143.2)
Total	$1,307.1	$124.8	$1,431.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$723.6	$(395.7)	$327.9	$731.1	$(388.0)	$343.1
Patents	98.3	(98.1)	0.2	98.3	(98.1)	0.2
Trademarks, licenses and agreements	31.4	(26.6)	4.8	31.7	(26.1)	5.6
Trade names	26.9	(11.5)	15.4	27.1	(11.2)	15.9
Total amortizable other intangible assets	880.2	(531.9)	348.3	888.2	(523.4)	364.8
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1
Total other intangible assets	$898.3	$(531.9)	$366.4	$906.3	$(523.4)	$382.9

Amortization expense for other intangible assets was $16.3 million and $24.3 million for the three months ended March 31, 2013 and 2012, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2013:

For the year ending December 31,	Amount
2013	$64.1
2014	63.2
2015	57.6
2016	39.2
2017	32.8
2018 and thereafter	107.7
Total	$364.6

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended March 31, 2013 and 2012, the Company’s net restructuring and impairment charges were as follows:

	March 31, 2013				March 31, 2012
	Employee	Other			Employee	Other
	Terminations	Charges	Impairment	Total	Terminations	Charges	Impairment	Total
U.S. Print and Related Services	$7.1	$8.5	$3.9	$19.5	$28.4	$3.3	$8.0	$39.7
International	1.7	0.5	(0.2)	2.0	3.8	0.6	1.0	5.4
Corporate	—	0.8	0.4	1.2	4.6	—	0.3	4.9
Total	$8.8	$9.8	$4.1	$22.7	$36.8	$3.9	$9.3	$50.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the three months ended March 31, 2013, the Company recorded net restructuring charges of $8.8 million for employee termination costs for 393 employees, of whom 127 were terminated as of March 31, 2013. These charges primarily related to the closing of two manufacturing facilities within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $9.8 million for the three months ended March 31, 2013, including charges related to multi-employer pension plan withdrawal obligations. The Company also recorded $4.1 million of impairment charges primarily related to buildings and machinery and equipment associated with the facility closings for the three months ended March 31, 2013. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

For the three months ended March 31, 2012, the Company recorded net restructuring charges of $36.8 million for employee termination costs for 1,365 employees, substantially all of whom were terminated as of March 31, 2013. These charges primarily related to actions resulting from the reorganization of sales and administrative functions across all segments, the closing of two manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $3.9 million for the three months ended March 31, 2012. The Company also recorded $9.3 million of impairment charges primarily related to machinery and equipment associated with the facility closings for the three months ended March 31, 2012. The fair values of the machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the three months ended March 31, 2013 was as follows:

			Foreign
	December 31,	Restructuring	Exchange and	Cash	March 31,
	2012	Charges	Other	Paid	2013
Employee terminations	$23.4	$8.8	$—	$(9.1)	$23.1
Multi-employer pension withdrawal obligations	25.1	5.5	—	(0.7)	29.9
Lease terminations and other	30.0	4.3	0.6	(7.0)	27.9
Total	$78.5	$18.6	$0.6	$(16.8)	$80.9

The current portion of restructuring reserves of $31.6 million at March 31, 2013 was included in accrued liabilities, while the long-term portion of $49.3 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations and lease termination costs, was included in other noncurrent liabilities at March 31, 2013.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March of 2014. Payments on the multi-employer pension plan complete or partial withdrawal obligations are scheduled to be substantially completed by 2032.

As of March 31, 2013, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charge related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
Pension (income) expense
Service cost	$0.8	$1.9
Interest cost	44.6	47.4
Expected return on plan assets	(60.6)	(65.8)
Amortization, net	12.6	7.1
Net pension income	$(2.6)	$(9.4)

Other postretirement benefits plan (income) expense
Service cost	$1.8	$1.7
Interest cost	4.1	4.6
Expected return on plan assets	(3.0)	(3.5)
Amortization, net	(4.9)	(5.0)
Net other postretirement benefits plan income	$(2.0)	$(2.2)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $4.0 million and $7.4 million for the three months ended March 31, 2013 and 2012, respectively.

Stock Options

There were no options granted during the three months ended March 31, 2013. The Company granted 1,221,000 stock options, with a grant date fair market value of $2.96, during the three months ended March 31, 2012. The fair market value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. The assumptions used to determine the fair market value of the stock options granted during the three months ended March 31, 2012 were as follows:

2012
Expected volatility	39.71%
Risk-free interest rate	1.18%
Expected life (years)	6.25
Expected dividend yield	5.06%

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Stock option awards as of December 31, 2012 and March 31, 2013, and changes during the three months ended March 31, 2013, were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares Under Option	Exercise	Term	Value
	(thousands)	Price	(years)	(millions)
Outstanding at December 31, 2012	4,726	$18.90	6.2	$2.1
Cancelled/forfeited/expired	(345)	18.42
Outstanding at March 31, 2013	4,381	18.93	6.4	5.4
Vested and expected to vest at March 31, 2013	4,332	19.00	6.4	5.4
Exercisable at March 31, 2013	1,093	$7.09	5.9	$5.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2013 and December 31, 2012, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2013 and December 31, 2012. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2012 was $1.2 million. There were no options exercised during the three months ended March 31, 2013.

Compensation expense related to stock options for the three months ended March 31, 2013 and 2012 was $0.4 million and $1.1 million, respectively. As of March 31, 2013, $2.8 million of total unrecognized compensation expense related to 1.1 million stock options with a weighted average fair market value of $3.31, is expected to be recognized over a weighted average period of 2.4 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2012 and March 31, 2013, and changes during the three months ended March 31, 2013, were as follows:

	Shares	Weighted Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2012	3,246	$11.85
Granted	1,175	9.08
Vested	(1,706)	9.69
Forfeited	(34)	11.88
Nonvested at March 31, 2013	2,681	$12.00

Compensation expense related to restricted stock units for the three months ended March 31, 2013 and 2012 was $3.2 million and $5.8 million, respectively. As of March 31, 2013, there was $23.1 million of unrecognized share-based compensation expense related to approximately 2.5 million of restricted stock unit awards, with a weighted average grant date fair market value of $11.97, that are expected to vest over a weighted average period of 2.5 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Performance Share Units

Nonvested performance share unit awards as of December 31, 2012 and March 31, 2013, and changes during the three months ended March 31, 2013, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	468	$12.84
Granted	485	8.85
Nonvested at March 31, 2013	953	$10.81

During the three months ended March 31, 2013, 485,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2013 through December 31, 2015. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the three months ended March 31, 2013 range from 242,500 to 485,000 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.

Compensation expense for the performance share unit awards granted in 2013 and 2012 is currently being recognized based on the maximum estimated payout of 485,000 and 233,000 shares, for each respective period. Compensation expense for awards granted during 2011 is currently being recognized based on an estimated payout of 50%, or 117,500 shares. Compensation expense related to performance share unit awards for the three months ended March 31, 2013 and 2012 was $0.4 million and $0.5 million, respectively. As of March 31, 2013, there was $5.6 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.4 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Equity

The Company’s equity as of December 31, 2012 and March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	RR Donnelley
	Shareholders	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2012	$52.8	$15.9	$68.7
Net earnings	27.1	(1.8)	25.3
Other comprehensive income	6.3	—	6.3
Share-based compensation	4.0	—	4.0
Issuance of share-based awards, net of withholdings and other	(6.2)	—	(6.2)
Cash dividends paid	(46.9)	—	(46.9)
Distributions to noncontrolling interests	—	(0.8)	(0.8)
Balance at March 31, 2013	$37.1	$13.3	$50.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company’s equity as of December 31, 2011 and March 31, 2012 and changes during the three months ended March 31, 2012 were as follows:

	RR Donnelley
	Shareholders	Noncontrolling
	Equity	Interest	Total Equity
Balance at December 31, 2011	$1,042.7	$19.5	$1,062.2
Net earnings	37.4	0.5	37.9
Other comprehensive income	42.7	0.1	42.8
Share-based compensation	7.4	—	7.4
Issuance of share-based awards, net of withholdings and other	(11.4)	—	(11.4)
Cash dividends paid	(46.4)	—	(46.4)
Distributions to noncontrolling interests	—	(0.7)	(0.7)
Balance at March 31, 2012	$1,072.4	$19.4	$1,091.8

10. Earnings per Share

Basic earnings per share is calculated by dividing net earnings attributable to RR Donnelley common shareholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets upon which the issuance of the shares is contingent have not yet been achieved as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average of the Company’s stock price during the applicable period.

During the three months ended March 31, 2013 and 2012, no shares of common stock were purchased by the Company.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
Net earnings per share attributable to RR Donnelley common shareholders
Basic	$0.15	$0.21
Diluted	$0.15	$0.21

Dividends declared per common share	$0.26	$0.26
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$27.1	$37.4
Denominator:
Weighted average number of common shares outstanding	181.2	179.4
Dilutive options and awards	1.7	1.0
Diluted weighted average number of common shares outstanding	182.9	180.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	1.6	2.8
Performance share units	0.6	0.4
Stock options	4.4	4.4
Total	6.6	7.6

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31, 2013
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$7.1	$—	$7.1
Adjustment for net periodic pension and other postretirement benefits plan cost	7.8	8.7	(0.9)
Change in fair value of derivatives	0.1	—	0.1
Other comprehensive income	$15.0	$8.7	$6.3

During the three months ended March 31, 2013, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded changes at their historical exchange rates.

	Three Months Ended
	March 31, 2012
	Before Tax	Income Tax	Net of Tax
	Amount	Expense	Amount
Translation adjustments	$41.8	$—	$41.8
Adjustment for net periodic pension and other postretirement benefits plan cost	1.6	0.9	0.7
Change in fair value of derivatives	0.5	0.2	0.3
Other comprehensive income	$43.9	$1.1	$42.8

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013 and 2012 were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2012	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)
Other comprehensive income (loss) before reclassifications	—	(5.7)	7.1	1.4
Amount reclassified from accumulated other comprehensive loss	0.1	4.8	—	4.9
Net change in accumulated other comprehensive loss	0.1	(0.9)	7.1	6.3
Balance at March 31, 2013	$(0.5)	$(1,086.0)	$63.6	$(1,022.9)

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2011	$(1.1)	$(907.5)	$45.3	$(863.3)
Other comprehensive income (loss) before reclassifications	—	(0.8)	41.7	40.9
Amount reclassified from accumulated other comprehensive loss	0.3	1.5	—	1.8
Net change in accumulated other comprehensive loss	0.3	0.7	41.7	42.7
Balance at March 31, 2012	$(0.8)	$(906.8)	$87.0	$(820.6)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Classification in the Condensed Consolidated Statements of Operations
	2013	2012
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$12.6	$7.1	(a)
Net prior service credit	(4.9)	(5.0)	(a)
Reclassifications before tax	7.7	2.1
Income tax expense	2.9	0.6
Reclassifications, net of tax	$4.8	$1.5

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations (see Note 7).

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

				Income (Loss)		Depreciation
Three months ended	Total	Intersegment	Net	from	Assets of	and	Capital
March 31, 2013	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
U.S. Print and Related Services	$1,880.4	$(7.9)	$1,872.5	$145.0	$4,542.3	$75.0	$21.2
International	689.6	(23.6)	666.0	32.1	1,951.8	26.4	11.3
Total operating segments	2,570.0	(31.5)	2,538.5	177.1	6,494.1	101.4	32.5
Corporate	—	—	—	(37.3)	512.7	12.2	5.4
Total operations	$2,570.0	$(31.5)	$2,538.5	$139.8	$7,006.8	$113.6	$37.9

				Income (Loss)		Depreciation
Three months ended	Total	Intersegment	Net	from	Assets of	and	Capital
March 31, 2012	Sales	Sales	Sales	Operations	Operations	Amortization	Expenditures
U.S. Print and Related Services	$1,890.7	$(9.3)	$1,881.4	$139.2	$5,646.6	$87.6	$27.1
International	664.0	(20.5)	643.5	30.6	2,318.9	27.5	11.1
Total operating segments	2,554.7	(29.8)	2,524.9	169.8	7,965.5	115.1	38.2
Corporate	—	—	—	(48.4)	247.3	9.9	7.1
Total operations	$2,554.7	$(29.8)	$2,524.9	$121.4	$8,212.8	$125.0	$45.3

Restructuring and impairment charges by segment for the three months ended March 31, 2013 and 2012 are described in Note 6.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in eleven active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate eleven other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

The Company’s debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
4.95% senior notes due April 1, 2014	$258.1	$258.1
5.50% senior notes due May 15, 2015	299.9	299.9
8.60% senior notes due August 15, 2016	218.4	347.4
6.125% senior notes due January 15, 2017	350.4	523.3
7.25% senior notes due May 15, 2018	550.0	600.0
11.25% debentures due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	450.0
7.625% senior notes due June 15, 2020	400.0	400.0
7.875% senior notes due March 15, 2021	447.8	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.4	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	37.7	38.4
Total debt	3,533.8	3,438.6
Less: current portion	(21.6)	(18.4)
Long-term debt	$3,512.2	$3,420.2

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $217.3 million and less than its book value by approximately $3.7 million at March 31, 2013 and December 31, 2012, respectively.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2013. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Company’s $1.15 billion senior secured revolving credit facility (the “Credit Agreement”). The repurchases resulted in a pre-tax loss on debt extinguishment of $35.6 million for the three months ended March 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

There were no borrowings outstanding under the Credit Agreement as of March 31, 2013 or December 31, 2012.

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

On January 15, 2012, proceeds from borrowings under the Company’s previous $1.75 billion revolving credit agreement were used to pay the $158.6 million 5.625% senior notes that matured on January 15, 2012.

Interest income was $3.8 million and $3.6 million for the three months ended March 31, 2013 and 2012, respectively.

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

(in millions, except per share data, unless otherwise indicated)

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at March 31, 2013 and December 31, 2012 was $515.6 million and $654.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating rate based on LIBOR plus a basis point spread.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The interest rate swaps, with a notional value of $400.0 million, are designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which are attributable to changes in the benchmark interest rate.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating rate LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $600.0 million at inception, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which are attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional amount of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps.

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

The Company’s foreign exchange forward contracts and interest rate swaps are subject to enforceable master netting agreements that allow the Company to settle positive and negative positions with the respective counterparties. The Company settles foreign exchange forward contracts on a net basis when possible. Foreign exchange forward contracts that can be settled on a net basis are presented net in the Condensed Consolidated Balance Sheets. Interest rate swaps are settled on a gross basis and presented gross in the Condensed Consolidated Balance Sheets.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

At March 31, 2013 and December 31, 2012, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	March 31, 2013	December 31, 2012
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.2	$0.6
Accrued liabilities	4.3	24.0
Derivatives designated as fair value hedges
Other noncurrent assets	$10.4	$14.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The gross and net amounts of foreign exchange forward contracts and interest rate swaps recognized in the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 were as follows:

March 31, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.2	$—	$0.2	$(0.1)	$0.1
Foreign exchange forward contracts reported net	0.7	(0.7)	—	—	—
Total foreign exchange forward contracts	0.9	(0.7)	0.2	(0.1)	0.1
Interest rate swaps	10.4	—	10.4	(2.8)	7.6
Total	$11.3	$(0.7)	$10.6	$(2.9)	$7.7

Liabilities
Foreign exchange forward contracts reported gross	$2.7	$—	$2.7	$(1.5)	$1.2
Foreign exchange forward contracts reported net	2.3	(0.7)	1.6	(1.4)	0.2
Total foreign exchange forward contracts	$5.0	$(0.7)	$4.3	$(2.9)	$1.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

December 31, 2012	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.6	$—	$0.6	$(0.1)	$0.5
Interest rate swaps	14.7	—	14.7	(3.5)	11.2
Total	$15.3	$—	$15.3	$(3.6)	$11.7

Liabilities
Foreign exchange forward contracts reported gross	$24.0	$—	$24.0	$(3.6)	$20.4

The pre-tax gains related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 were as follows:

	Classification of Gain Recognized in the	Three Months Ended March 31,
	Condensed Consolidated Statements of Operations	2013	2012
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$(12.8)	$(0.7)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2013 and 2012 were as follows:

	Classification of (Gain) Loss Recognized in the	Three Months Ended March 31,
	Condensed Consolidated Statements of Operations	2013	2012
Fair Value Hedges
Interest rate swaps	Investment and other expense (income) -net	$4.3	$5.2
Hedged items	Investment and other expense (income) -net	(3.7)	(6.2)
Total (gain) loss recognized as
ineffectiveness in the condensed consolidated statements of operations	Investment and other expense (income) -net	$0.6	$(1.0)

The Company also recognized a net reduction to interest expense of $2.3 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of March 31, 2013 and December 31, 2012.

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

Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three months ended March 31, 2013 and 2012 are summarized below:

		Fair Value
	Impairment	Measurement	Net Book
March 31, 2013	Charge	(Level 3)	Value
Long-lived assets held and used	$3.6	$1.6	$1.6
Long-lived assets held for sale or disposal	1.1	0.4	—
Total	$4.7	$2.0	$1.6

		Fair Value
	Impairment	Measurement	Net Book
March 31, 2012	Charge	(Level 3)	Value
Long-lived assets held and used	$5.6	$4.2	$4.2
Long-lived assets held for sale or disposal	3.8	1.5	—
Total	$9.4	$5.7	$4.2

There were no estimated costs to sell related to long-lived assets held for sale that were remeasured at fair value during the three months ended March 31, 2013 and 2012, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

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

17. New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. ASU 2013-05 will be effective prospectively for the Company in the first quarter of 2014. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”), which requires the measurement of joint and several liability arrangements, when the total amount of the obligation is fixed as of the reporting date, as the sum of the amount the entity has agreed to pay as well as any additional amounts expected to be paid on behalf of co-obligors. ASU 2013-04 will be effective for the Company in the first quarter of 2014. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires disclosures of gross and net information about financial and derivative instruments eligible for offset in the statement of financial position or subject to a master netting agreement. In January 2013, the FASB issued Accounting Standards Update No. 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

about Offsetting Assets and Liabilities” (“ASU 2013-01”), which narrows the scope of the disclosure requirements to derivatives, securities borrowings, and securities lending transactions that are either offset or subject to a master netting arrangement. ASU 2011-11 and ASU 2013-01 were effective for and adopted by the Company in the first quarter of 2013 and required additional disclosures, but otherwise did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires disclosures of the amounts reclassified out of accumulated other comprehensive income by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. ASU 2011-05 and 2011-12 were effective for and adopted by the Company in the first quarter of 2012 and ASU 2013-02 was effective and adopted by the Company in the first quarter of 2013. The ASUs have impacted the Company’s financial statement presentation and disclosures, but otherwise did not impact the Company’s condensed consolidated financial position, results of operations or cash flows.

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

Operations of all of the 2012 acquisitions are included in the U.S. Print and Related Services segment.

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

Products and Services

The Company separately reports its net sales, related costs of sales and gross profit for its product and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products, packaging, manuals and print management. The Company’s service offerings primarily consist of logistics, premedia, EDGAR-related and XBRL financial services and certain business outsourcing services.

Executive Summary

Financial Performance: Three Months Ended March 31, 2013

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended March 31, 2013, from the three months ended March 31, 2012, were due to the following:

				Net Earnings
			Net Earnings	Attributable to
			Attributable to	RR Donnelley
	Income		RR Donnelley	Shareholders
	from	Operating	Common	Per Diluted
	Operations	Margin	Shareholders	Share
	(in millions, except margin and per share data)
For the three months ended March 31, 2012	$121.4	4.8%	$37.4	$0.21
2013 restructuring and impairment charges – net	(22.7)	(0.9%)	(14.7)	(0.07)
2012 restructuring and impairment charges—net	50.0	2.0%	33.2	0.18
Acquisition-related expenses	(0.7)	0.0%	(0.7)	(0.01)
Loss on debt extinguishment	—	—	(15.2)	(0.08)
2013 Venezuela devaluation	—	—	(2.2)	(0.01)
Operations	(8.2)	(0.4%)	(10.7)	(0.07)
For the three months ended March 31, 2013	$139.8	5.5%	$27.1	$0.15

2013 restructuring and impairment charges—net: included pre-tax charges of $8.8 million for employee termination costs; $9.8 million of lease termination and other restructuring costs; and $4.1 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

2012 restructuring and impairment charges—net: included pre-tax charges of $36.8 million for employee termination costs; $3.9 million of lease termination and other restructuring costs; and $9.3 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures.

Acquisition-related expenses: included pre-tax charges of $1.0 million ($1.0 million after-tax) related to legal, accounting and other expenses for the three months ended March 31, 2013 associated with contemplated acquisitions. For the three months ended March 31, 2012, these pre-tax charges were $0.3 million ($0.3 million after-tax) for acquisitions contemplated or completed in subsequent periods.

Loss on debt extinguishment: included a pre-tax loss of $35.6 million ($23.1 million after-tax) for the three months ended March 31, 2013, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018. For the three months ended March 31, 2012, a pre-tax loss of $12.1 million ($7.9 million after-tax) was recognized due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

2013 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($3.2 million after-tax), of which $1.0 million was included in loss attributable to noncontrolling interests.

Operations: reflected the $19.8 million prior year adjustment to net sales to correct an over-accrual of rebates due to certain office products customers, price pressures, lower volume in certain products, wage inflation in Latin America and Asia and lower pension and other postretirement benefits plan income, partially offset by lower depreciation and amortization expense, reduced healthcare costs, lower incentive compensation expense, the suspension of the Company’s 401(k) match and cost savings from restructuring activities. Income tax expense included the benefit related to the American Tax Payer Relief Act during the three months ended March 31, 2013 and the release of valuation allowances on certain deferred tax assets in Europe during the three months ended March 31, 2012. See further details in the review of operating results by segment that follows below.

First quarter overview

Net sales increased during the first quarter of 2013 compared to the first quarter of 2012 primarily related to acquisitions in the U.S. Print and Related Services segment and an increase in sales in the International segment resulting from higher volume in Asia and Global Turnkey Solutions, higher pass-through paper sales in Asia and Europe and an increase in capital markets transactions activity, partially offset by decreased pass-through sales in print management and lower volume from existing customers in business process outsourcing. Pro forma sales (see Note 2 to the Condensed Consolidated Financial Statements) in the U.S. Print and Related Services segment declined as a result of lower volume in certain products, the $19.8 million prior year adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers, price pressures and lower pass-through paper sales. The largest net sales declines in the U.S. Print and Related Services segment were experienced in magazines, catalogs and retail inserts, office products, commercial print and books and directories.

The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity. During the three months ended March 31, 2013, the Company realized cost savings from lower incentive compensation expense, the suspension of the Company’s 401(k) match, reduced healthcare costs and cost savings from restructuring activities, including the impact of the prior year reorganization of sales and administrative functions across all segments as well as continuing facility consolidations and reorganizations across certain platforms.

Net cash used in operating activities for the three months ended March 31, 2013 was $95.8 million as compared to $52.0 million for the three months ended March 31, 2012. The increase primarily resulted from higher supplier payments in the first quarter of 2013 due to timing, partially offset by lower payments related to incentive compensation, the 2013 suspension of the Company’s 401(k) match and lower pension and other postretirement benefits plan contributions. Similar to 2012, the Company expects net cash inflows from operations in the second half of 2013 due to normal operating cycles of the Company’s business.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Company’s $1.15 billion senior secured revolving credit facility (the “Credit Agreement”). The repurchases resulted in a pre-tax loss on debt extinguishment of $35.6 million for the three months ended March 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses. As a result of the repurchases, the Company’s annual long-term debt maturities are less than $360.0 million in each year through 2017. See additional discussion in Liquidity and Capital Resources.

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

As a substitute for print, the impact of digital technologies has been felt mainly in books, directories, forms and statement printing. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to drive electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In addition, rapid growth in the adoption of e-books is having a continuing impact on consumer print book volume, though only a limited impact on educational and specialty books. Digital technologies have also impacted printed magazines, as some advertising spending has moved from print to electronic media. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in the Company’s existing business to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday catalog, retail insert and book volumes. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2013 and future years to be in line with historical patterns.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first three months of 2013, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most price increases and decreases through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 22, 2012, the United States Postal Service (“USPS”) increased postage rates for all major mail classes, including first-class mail, standard mail, periodicals and single piece parcel post. The new rates increased the cost of mailing these classes of mail by approximately 2.1%, on average, which is the calculated cap under the 2006 Postal Accountability and Enhancement Act. Under this act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. On January 27, 2013, the USPS further increased postage rates across all classes of mail by approximately 2.6%, on average. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with the USPS and its customers to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates. During the third quarter of 2012, the USPS defaulted on two mandatory payments for the funding of retiree health benefits. The USPS announced that these defaults were not expected to impact mail services. However, the USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities. On April 10, 2013, the USPS announced that it will delay the shift to a five-day mail and six-day package delivery schedule initially scheduled for August 2013, until legislation is passed that provides the authority to do so. Mail delivery services through the USPS account for approximately 49% of the Company’s logistics revenues. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the three months ended March 31, 2013 compared to expected results as of October 31, 2012. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since October 31, 2012, the market value of the Company’s stock has increased and market yields on the Company’s debt have decreased.

Management considered these trends in performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of March 31, 2013, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill prior to October 31, 2013, the Company’s next annual measurement date.

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Declines in the market value of the securities held by the plans could materially reduce the funded status of the plans. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could significantly increase or decrease the funded status of the plans. The Surface Transportation Extension Act (the “Act”), signed into law in July of 2012, includes certain pension-related provisions designed to stabilize interest rates used to calculate the minimum required annual contributions for defined benefit pension plans. The Company anticipates that provisions in the Act will significantly reduce the minimum required annual contributions related to its defined benefit pension plans over the next few years, though these contributions are dependent on many factors, including returns on invested assets and discount rates used to determine the pension obligations. Based on current estimates, the Company expects to make required cash contributions of $23.1 million to its pension and other postretirement benefits plans in 2013 and approximately $85 million in 2014.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

The following table shows the results of operations for the three months ended March 31, 2013 and 2012, which includes the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,129.7	$2,196.5	$(66.8)	(3.0%)
Services net sales	408.8	328.4	80.4	24.5%
Total net sales	2,538.5	2,524.9	13.6	0.5%
Products cost of sales (exclusive of depreciation and amortization)	1,668.3	1,702.9	(34.6)	(2.0%)
Services cost of sales (exclusive of depreciation and amortization)	311.9	242.1	69.8	28.8%
Total cost of sales	1,980.2	1,945.0	35.2	1.8%

Products gross profit	461.4	493.6	(32.2)	(6.5%)
Services gross profit	96.9	86.3	10.6	12.3%
Total gross profit	558.3	579.9	(21.6)	(3.7%)
Selling, general and administrative expenses (exclusive of
depreciation and amortization)	282.2	283.5	(1.3)	(0.5%)
Restructuring and impairment charges—net	22.7	50.0	(27.3)	(54.6%)
Depreciation and amortization	113.6	125.0	(11.4)	(9.1%)
Income from operations	$139.8	$121.4	$18.4	15.2%

Consolidated

Net sales of products for the three months ended March 31, 2013 decreased $66.8 million, or 3.0%, to $2,129.7 million versus the same period in 2012, including a $2.4 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales of products decreased primarily due to a decline in pro forma sales (see Note 2 to the Condensed Consolidated Financial Statements) in the U.S. Print and Related Services segment as a result of lower volume in magazines, catalogs and retail inserts and commercial print, the $19.8 million prior year adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers, price pressures and lower pass-through paper sales. These decreases were partially offset by an increase in sales in the International segment resulting from higher volume in Asia and Global Turnkey Solutions, increased pass-through paper sales in Asia and Europe and an increase in capital markets transactions activity.

Net sales from services for the three months ended March 31, 2013 increased $80.4 million, or 24.5%, to $408.8 million versus the same period in 2012, including a $0.3 million, or 0.1%, decrease due to changes in foreign exchange rates. Most of the net sales increase from services was due to the acquisitions of Presort and XPO. Net sales from services also increased as a result of higher freight brokerage services volume, partially offset by the decline in compliance volume in financial services.

Products gross profit decreased $32.2 million to $461.4 million for the three months ended March 31, 2013 versus the same period in 2012 primarily due to the prior year rebate adjustment, price pressures, lower volume in magazines, catalogs and retail inserts, commercial print and books and directories, wage inflation in Latin America and Asia and lower recoveries on print-related by-products, partially offset by higher volume in Asia, reduced healthcare costs due to favorable claims experience and headcount reductions, the suspension of the Company’s 401(k) match and cost savings from restructuring activities. Products gross margin decreased from 22.5% to 21.7%, reflecting the prior year rebate adjustment, price pressures and wage inflation in Latin America and Asia.

Services gross profit increased $10.6 million to $96.9 million for the three months ended March 31, 2013 versus the same period in 2012 primarily due to higher logistics volume as a result of the acquisitions of XPO and Presort and higher freight brokerage services volume, reduced healthcare costs due to favorable claims experience and headcount reductions and the suspension of the Company’s 401(k) match, partially offset by lower compliance volume in financial services, price pressures in premedia and wage inflation in business process outsourcing. Services gross margin decreased from 26.3% to 23.7%, reflecting pass-through postage sales from the acquisition of Presort, price declines in premedia and wage inflation in business process outsourcing.

Selling, general and administrative expenses decreased $1.3 million to $282.2 million, and from 11.2% to 11.1% as a percentage of net sales, for the three months ended March 31, 2013 versus the same period in 2012 reflecting lower incentive compensation expense, reduced healthcare costs due to favorable claims experience and headcount reductions, the suspension of the Company’s 401(k) match and cost savings from restructuring activities, largely offset by a decline in pension and other postretirement benefits plan income and wage inflation in Latin America and Asia.

For the three months ended March 31, 2013, the Company recorded net restructuring and impairment charges of $22.7 million compared to $50.0 million in the same period in 2012. In 2013, these charges included $8.8 million of employee termination costs for 393 employees, of whom 127 were terminated as of March 31, 2013. These charges were the result of the closing of two manufacturing facilities within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $9.8 million for the three months ended March 31, 2013, including charges related to multi-employer pension plan withdrawal obligations. For the three months ended March 31, 2013, the Company also recorded $4.1 million of impairment charges primarily related to buildings and machinery and equipment associated with the facility closings.

Restructuring charges for the three months ended March 31, 2012 included $36.8 million of employee termination costs for 1,365 employees, substantially all of whom were terminated as of March 31, 2013. These charges were primarily the result of the reorganization of sales and administrative functions across all segments, as well as two manufacturing facility closures within the U.S. Print and Related Services segment, one manufacturing facility closure within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $3.9 million for the three months ended March 31, 2012. The Company also recorded $9.3 million of impairment charges primarily related to machinery and equipment associated with the facility closings for the three months ended March 31, 2012.

Depreciation and amortization decreased $11.4 million to $113.6 million for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to the impairment of $158.0 million of other intangible assets in the fourth quarter of 2012 and the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $16.3 million and $24.3 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the three months ended March 31, 2013 and 2012, respectively.

Income from operations for the three months ended March 31, 2013 was $139.8 million, an increase of 15.2% compared to the three months ended March 31, 2012. The increase was due to lower restructuring and impairment charges, reduced depreciation and amortization expense, lower healthcare costs due to favorable claims experience and headcount reductions, lower incentive compensation expense and the suspension of the Company’s 401(k) match, partially offset by the prior year rebate adjustment, price pressures, lower volume in certain products, wage inflation in Latin America and Asia and a decline in pension and other postretirement benefits plan income.

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$62.8	$60.7	$2.1	3.5%
Investment and other expense (income)—net	3.5	(1.2)	4.7	nm
Loss on debt extinguishment	35.6	12.1	23.5	194.2%

Net interest expense increased by $2.1 million for the three months ended March 31, 2013 versus the same period in 2012, primarily due to higher average interest rates on senior notes, largely offset by lower average credit facility borrowings and associated fees.

Net investment and other expense (income) for the three months ended March 31, 2013 and 2012 was expense of $3.5 million and income of $1.2 million, respectively. For the three months ended March 31, 2013, the Company recorded a $3.2 million loss related to the devaluation of the Venezuelan currency.

Loss on debt extinguishment for the three months ended March 31, 2013 was $35.6 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018. Loss on debt extinguishment for the three months ended March 31, 2012 was $12.1 million due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$37.9	$49.8	$(11.9)	(23.9%)
Income tax expense	12.6	11.9	0.7	5.9%
Effective income tax rate	33.2%	23.9%

The effective income tax rate for the three months ended March 31, 2013 was 33.2% compared to 23.9% in the same period in 2012. Income tax expense reflects the benefit related to the American Taxpayer Relief Act during the three months ended March 31, 2013 and the release of valuation allowances on certain deferred tax assets in Europe during the three months ended March 31, 2012.

Income (loss) attributable to noncontrolling interests was a loss of $1.8 million and income of $0.5 million for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, the devaluation of the Venezuelan currency resulted in a $1.0 million loss attributable to noncontrolling interests.

Net earnings attributable to RR Donnelley common shareholders for the three months ended March 31, 2013 was $27.1 million, or $0.15 per diluted share, compared to $37.4 million, or $0.21 per diluted share, for the three months ended March 31, 2012. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 2.5 million.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended
	March 31,
	2013	2012
	(in millions, except percentages)
Net sales	$1,872.5	$1,881.4
Income from operations	145.0	139.2
Operating margin	7.7%	7.4%
Restructuring and impairment charges—net	19.5	39.7

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Three Months
	Ended March 31,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$407.8	$440.8	$(33.0)	(7.5%)
Variable print	313.3	300.1	13.2	4.4%
Books and directories	265.2	279.7	(14.5)	(5.2%)
Logistics	263.8	180.3	83.5	46.3%
Financial print	216.0	224.5	(8.5)	(3.8%)
Forms and labels	184.5	190.9	(6.4)	(3.4%)
Commercial	129.8	144.6	(14.8)	(10.2%)
Office products	55.7	80.8	(25.1)	(31.1%)
Premedia	36.4	39.7	(3.3)	(8.3%)

Total U.S. Print and Related Services	$1,872.5	$1,881.4	$(8.9)	(0.5%)

Net sales for the U.S. Print and Related Services segment for the three months ended March 31, 2013 were $1,872.5 million, a decrease of $8.9 million, or 0.5%, compared to the same period in 2012. Net sales decreased due to lower volume in magazines, catalogs and retail inserts and commercial print, the $19.8 million prior year adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers, price pressures and decreases in pass-through paper sales, partially offset by an increase in logistics and variable print volume, primarily due to acquisitions. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to reduced volume in magazines, catalogs and retail inserts, continued price pressures and decreases in pass-through paper sales.

•

Variable print: Sales increased as a result of the acquisition of Meisel and higher direct mail volume, partially offset by lower print and fulfillment and statement printing volume and price declines.

•

Books and directories: Sales decreased primarily as a result of lower volume in directories and consumer books and a decline in pass-through paper sales, partially offset by favorable pricing for books and directories.

•

Logistics: Sales increased primarily due to pass-through postage sales from the Presort acquisition, the acquisition of XPO and higher freight brokerage services, international mail services, print logistics and courier services volume.

•

Financial print: Sales decreased due to lower compliance and investment management volume, partially offset by sales resulting from the acquisition of Edgar Online and an increase in capital markets transactions activity.

•	Forms and labels: Sales decreased due to lower volume in forms, as well as price pressures on both forms and labels, partially offset by higher volume in labels.

•	Commercial: Sales decreased due to lower volume from existing customers, partially offset by higher pass-through print management volume.

•

Office products: Sales decreased as a result of the prior year rebate adjustment and a decline in outsourced, note taking, filing and forms products volume, partially offset by an increase in binder products volume.

•	Premedia: Sales decreased due to price pressures on contract renewals, partially offset by higher photography services volume.

U.S. Print and Related Services segment income from operations increased $5.8 million for the three months ended March 31, 2013, mainly driven by lower restructuring and impairment charges, reduced depreciation and amortization expense, lower incentive compensation expense and cost savings from restructuring activities, partially offset by the prior year rebate adjustment, lower volume in magazines, catalogs and retail inserts, books and directories and commercial print and price pressures. Operating margins increased from 7.4% for the three months ended March 31, 2012 to 7.7% for the three months ended March 31, 2013, due to lower restructuring and impairment charges, lower depreciation and amortization expense and lower incentive compensation expense, partially offset by the rebate adjustment, price declines and increased pass-through postage sales.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended
	March 31,
	2013	2012
	(in millions, except percentages)
Net sales	$666.0	$643.5
Income from operations	32.1	30.6
Operating margin	4.8%	4.8%
Restructuring and impairment charges—net	2.0	5.4

	Net Sales for the Three Months
	Ended March 31,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Asia	$172.1	$140.0	$32.1	22.9%
Business process outsourcing	130.7	150.1	(19.4)	(12.9%)
Europe	108.6	101.4	7.2	7.1%
Latin America	107.1	112.2	(5.1)	(4.5%)
Global Turnkey Solutions	79.1	69.5	9.6	13.8%
Canada	68.4	70.3	(1.9)	(2.7%)
Total International	$666.0	$643.5	$22.5	3.5%

Net sales for the International segment for the three months ended March 31, 2013 were $666.0 million, an increase of $22.5 million, or 3.5%, compared to the same period in 2012, including a $2.7 million, or 0.4% decrease due to changes in foreign exchange rates. The net sales increase is due to higher volume in Asia and Global Turnkey Solutions, higher pass-through paper sales in Asia and Europe and an increase in capital markets transactions activity, partially offset by lower pass-through sales in print management, decreased sales to existing customers in business process outsourcing, price pressures and the impact of changes in foreign exchange rates. An analysis of net sales by reporting unit follows:

•

Asia: Sales increased due to higher volume in packaging products and technology manuals, higher book export volume, increased pass-through paper sales and an increase in capital markets transactions activity, partially offset by price pressures.

•

Business process outsourcing: Sales decreased due to lower pass-through sales in print management, lower volume from existing customers and lower real estate outsourcing services volume, partially offset by volume from new customers.

•

Europe: Sales increased due to higher retail inserts and magazine volume, an increase in print and packaging volume, higher pass-through paper sales, changes in foreign exchange rates and an increase in capital markets transactions activity, partially offset by a decline in directories and technology manuals volume.

•

Latin America: Sales decreased due to changes in foreign exchange rates, price pressures in Mexico and Venezuela and volume declines in certain other countries, partially offset by higher catalog and magazine volume in Mexico, higher forms and commercial volume in Venezuela and an increase in capital markets transactions activity.

•

Global Turnkey Solutions: Sales increased due to higher prices for pass-through components, volume increases from new customers and changes in foreign exchange rates, partially offset by lower volume from existing customers and price pressures.

•

Canada: Sales decreased due to lower forms and labels and commercial volume and changes in foreign exchange rates, partially offset by increases in statement printing volume and capital markets transactions activity.

Income from operations increased $1.5 million primarily due to higher volume in Asia and Latin America, lower restructuring and impairment expense and an increase in capital markets transactions activity, partially offset by wage inflation in Latin America and Asia and price pressures. Operating margins remained constant at 4.8% for the three months ended March 31, 2013 as compared to the same period in 2012, reflecting higher volume in certain products and services, lower restructuring and impairment expense and lower pass-through sales in print management, offset by wage inflation and price pressures.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Operating expenses	$37.3	$48.4
Restructuring and impairment charges—net	1.2	4.9
Acquisition-related expenses	1.0	0.3

Corporate operating expenses in the three months ended March 31, 2013 were $37.3 million, a decrease of $11.1 million compared to the same period in 2012. The decrease was driven by the suspension of the Company’s 401(k) match, reduced healthcare costs due to favorable claims experience and headcount reductions and lower restructuring and impairment charges, partially offset by lower pension and other postretirement benefits plan income.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the three months ended March 31, 2013 and 2012.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $95.8 million for the three months ended March 31, 2013, compared to $52.0 million for the same period in 2012. The increase in net cash used in operating activities reflected higher supplier payments in the first quarter of 2013 due to timing, partially offset by lower payments related to incentive compensation, the 2013 suspension of the Company’s 401(k) match and lower pension and other postretirement benefit plan contributions.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $33.1 million compared to $46.3 million for the three months ended March 31, 2012. Capital expenditures were $37.9 million during the first quarter of 2013, a decrease of $7.4 million as compared to the same period of 2012. The Company expects that capital expenditures for 2013 will be approximately $200 million to $225 million, compared to $205.9 million in 2012.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $3.7 million compared to $52.0 million in the same period in 2012. During the three months ended March 31, 2013, the Company received proceeds of $447.8 million from the issuance of 7.875% senior notes due March 15, 2021, which were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018. During the three months ended March 31, 2012, proceeds from borrowings under the Company’s previous $1.75 billion revolving credit agreement (the “Previous Credit Agreement”) of $262.0 million were used to pay $158.6 million of the 5.625% senior notes that matured during the quarter. The Company received proceeds of $450.0 million from the issuance of 8.25%

senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015, during the three months ended March 31, 2012.

Dividends

On January 10, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable to RR Donnelley shareholders of record on January 25, 2013, and the total amount of $46.9 million was paid on March 1, 2013. On April 11, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on June 3, 2013 to RR Donnelley shareholders of record on April 26, 2013.

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

Cash and cash equivalents of $302.9 million as of March 31, 2013 included $61.1 million in the U.S. and $241.8 million at international locations. In 2013, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of approximately $40 million from foreign cash balances as of March 31, 2013. These payments, and additional payments up to approximately $340 million expected to be made in future years, will be made in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $5.1 million as of March 31, 2013 related to local withholding taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country income or withholding taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign cash balances are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

The Company’s debt maturities as of March 31, 2013 are shown in the following table:

	Debt Maturity Schedule
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Senior notes, debentures and borrowings under the Credit Agreement (a)	$3,501.8	$—	$258.2	$300.0	$219.8	$351.5	$2,372.3
Capital lease obligations	3.1	0.6	0.9	1.0	0.6	—	—
Miscellaneous debt obligations	23.7	20.7	—	3.0	—	—	—
Total	$3,528.6	$21.3	$259.1	$304.0	$220.4	$351.5	$2,372.3

(a)

Excludes a debt discount of $5.7 million and a debt adjustment for fair value hedges of $10.9 million related to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019, which do not represent  contractual commitments with a fixed amount or maturity date.

____________________

The Company has a $1.15 billion senior secured revolving Credit Agreement which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees. The applicable margin and rate for the facility commitment fees are set at agreed-upon pricing levels until April 15, 2013 and will thereafter fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets and may also limit the use of proceeds. There were no borrowings under the Credit Agreement as of March 31, 2013. Based on the Company’s results of operations for the twelve months ended March 31, 2013 and existing debt, the Company would have had the ability to utilize $1.1 billion of the $1.15 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability as of March 31, 2013 under the Credit Agreement is shown in the table below:

March 31, 2013
Availability	(in millions)
Committed Credit Agreement	$1,150.0
Availability reduction from covenants	83.7
Current availability at March 31, 2013	$1,066.3

The Company was in compliance with its debt covenants as of March 31, 2013, and expects to remain in compliance based on management’s estimates of operating and financial results for 2013 and the foreseeable future. However, continuing declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2013, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

The Company also had $174.6 million in credit facilities outside the U.S. as of March 31, 2013, most of which were uncommitted. As of March 31, 2013, the Company had $71.5 million in outstanding letters of credit, of which $38.9 million were issued under the Credit Agreement.

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

On February 28, 2013, Moody’s and S&P assigned a rating of Ba3 and BB, respectively, to the Company’s new $450.0 million 7.875% senior notes and Moody’s reaffirmed the Company’s long-term corporate family rating and negative outlook.

As a result of the August 1, 2012 downgrade by S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was increased from 12.0%, as of the June 13, 2012 downgrade by Moody’s, to 12.25%. The September 19, 2012 downgrade by Moody’s further increased the rate on these notes from 12.25% to 12.50%. Subsequent to April 15, 2013, the applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees will fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

Acquisitions

During the three months ended December 31, 2012, the Company paid $37.5 million, net of cash acquired, to purchase Presort and Meisel. During the three months ended September 30, 2012, the Company paid $90.1 million, net of cash acquired, to purchase EDGAR Online and XPO. The Company financed these acquisitions with a combination of cash on hand and borrowings under the Credit Agreement and the Previous Credit Agreement.

Debt Issuances

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2013. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Credit Agreement.

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

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At March 31, 2013, the Company’s exposure to rate fluctuations on variable-interest borrowings was $681.7 million, including $658.0 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $23.7 million in borrowings under international credit facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 81% of the Company’s outstanding term debt was comprised of fixed-rate debt as of March 31, 2013.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of March 31, 2013, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $515.6 million (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $4.1 million at March 31, 2013. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed rate debt at March 31, 2013 by approximately $102.6 million.

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

New Accounting Pronouncements and Pending Accounting Standards

During the three months ended March 31, 2013, the Company adopted various accounting standards. See Note 17, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a description of the accounting standards adopted during the three months ended March 31, 2013.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2013 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013—January 31, 2013	—	$—	—	$—
February 1, 2013—February 28, 2013	106,280	10.37	—	$—
March 1, 2013—March 31, 2013	539,608	10.41	—	$—
Total	645,888	$10.40	—

(a) Shares withheld for tax liabilities upon vesting of equity awards

_____________

The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. See Exhibit 4.6 for additional details.

Item 4: Mine Safety Disclosures

Not applicable

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

10.5	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.6

Amended and Restated R.R. Donnelley & Sons Company Unfunded Supplemental Benefit Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 3, 2010)*

10.7

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

10.9

Form of Option Agreement for certain executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.10

Form of Cash Bonus Agreement for certain executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 5, 2010)*

10.11

Form of Restricted Stock Unit Award Agreement for certain executive officers, as amended (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.12

Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.13

Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008)*

10.14

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.15

Form of Amendment to Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.16

Form of Restricted Stock Unit Award Agreement for directors (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.17	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.18	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.19	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.20	Form of Performance Share Unit Award Agreement (filed herewith)*

10.21	Form of Cash Retention Award Agreement (filed herewith)*

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

10.30	Amended and Restated Employment Agreement dated as of November 21, 2008 between the Company and Andrew B. Coxhead (filed herewith)*

10.31

Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.32	Amended and Restated Management by Objective Plan (filed herewith)*

10.33

Amended 2009 Management by Objective Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 24, 2010)*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 1, 2004)

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 26, 2013)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d- 14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1

Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2

Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

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

Andrew B. Coxhead
Senior Vice President and Chief Accounting Officer

Date: April 25, 2013