Form 10-Q
period 2013-06-30
RR Donnelley & Sons Co
filed 2013-07-30
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

    Yes  ☐    No  ☒

As of July 26, 2013, 181.7 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$354.4	$430.7
Receivables, less allowances for doubtful accounts of $ 50.0 in 2013 (2012—$49.6)	1,804.7	1,878.8
Inventories (Note 3)	493.3	510.2
Prepaid expenses and other current assets	155.0	157.7
Total current assets	2,807.4	2,977.4
Property, plant and equipment-net (Note 4)	1,487.6	1,616.6
Goodwill (Note 5)	1,432.7	1,436.4
Other intangible assets-net (Note 5)	349.6	382.9
Deferred income taxes	448.2	445.1
Other noncurrent assets	376.1	404.3
Total assets	$6,901.6	$7,262.7
LIABILITIES

Accounts payable	$961.1	$1,210.3
Accrued liabilities	695.4	825.2
Short-term and current portion of long-term debt (Note 14)	277.6	18.4
Total current liabilities	1,934.1	2,053.9
Long-term debt (Note 14)	3,237.7	3,420.2
Pension liabilities	1,104.3	1,150.5
Other postretirement benefits plan liabilities	240.3	241.7
Other noncurrent liabilities	330.1	327.7
Total liabilities	6,846.5	7,194.0
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $ 1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $ 1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2013 and 2012	303.7	303.7
Additional paid-in-capital	2,795.0	2,839.4
Accumulated deficit	(497.6)	(496.1)
Accumulated other comprehensive loss	(1,044.0)	(1,029.2)
Treasury stock, at cost, 61.3 shares in 2013 (2012 – 62.6 shares)	(1,516.2)	(1,565.0)
Total RR Donnelley shareholders’ equity	40.9	52.8
Noncontrolling interests	14.2	15.9
Total equity	55.1	68.7
Total liabilities and equity	$6,901.6	$7,262.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Products net sales	$2,135.0	$2,189.7	$4,264.7	$4,386.2
Services net sales	436.6	338.9	845.4	667.3
Total net sales	2,571.6	2,528.6	5,110.1	5,053.5

Products cost of sales (exclusive of depreciation and amortization)	1,641.7	1,689.6	3,310.0	3,392.5
Services cost of sales (exclusive of depreciation and amortization)	331.7	244.3	643.6	486.4
Total cost of sales	1,973.4	1,933.9	3,953.6	3,878.9

Products gross profit	493.3	500.1	954.7	993.7
Services gross profit	104.9	94.6	201.8	180.9
Total gross profit	598.2	594.7	1,156.5	1,174.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	294.2	275.9	576.4	559.4
Restructuring and impairment charges-net (Note 6)	19.8	34.0	42.5	84.0
Depreciation and amortization	111.0	120.9	224.6	245.9
Income from operations	173.2	163.9	313.0	285.3
Interest expense-net	65.5	63.6	128.3	124.3
Investment and other expense-net	6.0	4.8	9.5	3.6
Loss on debt extinguishment	—	—	35.6	12.1
Earnings before income taxes	101.7	95.5	139.6	145.3
Income tax expense	35.2	6.5	47.8	18.4
Net earnings	66.5	89.0	91.8	126.9
Less: Income (loss) attributable to noncontrolling interests	1.1	0.2	(0.7)	0.7
Net earnings attributable to RR Donnelley common shareholders	$65.4	$88.8	$92.5	$126.2

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):

Basic net earnings per share	$0.36	$0.49	$0.51	$0.70
Diluted net earnings per share	$0.36	$0.49	$0.51	$0.69

Dividends declared per common share	$0.26	$0.26	$0.52	$0.52

Weighted average number of common shares outstanding:
Basic	182.0	180.7	181.6	180.1
Diluted	183.2	181.8	183.1	181.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$66.5	$89.0	$91.8	$126.9

Other comprehensive loss, net of tax (Note 11):
Translation adjustments	(25.8)	(61.6)	(18.7)	(19.8)
Adjustment for net periodic pension and other postretirement benefits plan cost	4.8	0.8	3.9	1.5
Change in fair value of derivatives	—	0.1	0.1	0.4
Other comprehensive loss	(21.0)	(60.7)	(14.7)	(17.9)
Comprehensive income	45.5	28.3	77.1	109.0
Less: comprehensive income (loss) attributable to noncontrolling interests	1.2	0.1	(0.6)	0.7

Comprehensive income attributable to RR Donnelley common shareholders	$44.3	$28.2	$77.7	$108.3

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net earnings	$91.8	$126.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	7.8	18.0
Depreciation and amortization	224.6	245.9
Provision for doubtful accounts receivable	4.7	2.4
Share-based compensation	11.1	14.8
Deferred income taxes	(11.3)	11.5
Changes in uncertain tax positions	4.3	(23.9)
Loss on investments and other assets—net	3.3	3.9
Loss related to Venezuela currency devaluation	3.2	—
Loss on debt extinguishment	35.6	12.1
Net pension and other postretirement benefits plan income	(9.3)	(23.7)
Other	14.1	18.6
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	45.6	(110.0)
Inventories	12.7	3.7
Prepaid expenses and other current assets	(6.1)	(2.3)
Accounts payable	(236.9)	(112.5)
Income taxes payable and receivable	(9.4)	(5.7)
Accrued liabilities and other	(113.2)	(113.2)
Pension and other postretirement benefits plan contributions	(14.7)	(56.6)
Net cash provided by operating activities	57.9	9.9
INVESTING ACTIVITIES
Capital expenditures	(84.3)	(93.7)
Acquisitions of businesses, net of cash acquired	0.3	0.5
Proceeds from return of capital and sale of investments and other assets	2.2	5.9
Other investing activities	3.2	(2.6)
Net cash used in investing activities	(78.6)	(89.9)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	447.8	450.0
Net change in short-term debt	2.4	(0.6)
Payments of current maturities and long-term debt	(386.8)	(621.7)
Net proceeds from credit facility borrowings	—	260.0
Debt issuance costs	(8.2)	(7.5)
Dividends paid	(94.0)	(93.3)
Other financing activities	(6.1)	14.7
Net cash provided by (used in) financing activities	(44.9)	1.6
Effect of exchange rate on cash and cash equivalents	(10.7)	(2.3)
Net decrease in cash and cash equivalents	(76.3)	(80.7)
Cash and cash equivalents at beginning of year	430.7	449.7
Cash and cash equivalents at end of period	$354.4	$369.0

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments, as well as an other than normal adjustment as described in the paragraph below, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

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

2. Acquisitions

For the three and six months ended June 30, 2013, the Company recorded $0.1 million and $1.1 million of acquisition-related expenses, respectively, associated with contemplated acquisitions within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

2012 Acquisitions

On December 28, 2012, the Company acquired Presort Solutions (“Presort”), a provider of mail presorting services to businesses in various industries. The acquisition of Presort expanded the range of logistics co-mailing capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for Presort was $11.9 million, net of cash acquired of $0.8 million.

On December 17, 2012, the Company acquired Meisel Photographic Corporation (“Meisel”), a provider of custom designed visual graphics products to the retail market. The acquisition of Meisel expanded and enhanced the range of services the Company offers to its customers. The purchase price for Meisel was $25.4 million, net of cash acquired of $1.0 million.

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses. The acquisition of XPO expanded the range of logistics capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for XPO, which included the Company’s estimate of contingent consideration, was $23.4 million, net of cash acquired of $1.0 million. The former owners of XPO may receive contingent consideration in the form of cash payments of up to $4.0 million subject to XPO achieving certain gross profit targets. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $3.5 million using a probability weighting of the potential payouts. The Company has subsequently revised the estimated fair value of the contingent consideration to $2.9 million as the result of a decrease in the likelihood of achieving certain gross profit targets. The adjustment to the fair value of the contingent consideration was recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Any further changes in the estimated contingent consideration will also be recognized in the Condensed Consolidated Statements of Operations.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the three and six months ended June 30, 2012, the Company recorded $0.5 million and $0.8 million of acquisition-related expenses, respectively, associated with acquisitions contemplated or completed in subsequent periods within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Pro forma

If the 2012 acquisitions described above had occurred at January 1, 2011, the Company’s pro forma net sales for the three and six months ended June 30, 2012 would have been $2,596.0 million and $5,187.7 million, respectively.

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

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Raw materials and manufacturing supplies	$215.0	$214.2
Work in process	157.2	158.8
Finished goods	214.2	229.3
LIFO reserve	(93.1)	(92.1)

Total	$493.3	$510.2

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Land	$95.0	$98.7
Buildings	1,154.7	1,167.0
Machinery and equipment	5,986.8	6,022.7
	7,236.5	7,288.4
Accumulated depreciation	(5,748.9)	(5,671.8)
Total	$1,487.6	$1,616.6

During the three months and six months ended June 30, 2013, depreciation expense was $86.4 million and $174.9 million, respectively. During the three and six months ended June 30, 2012, depreciation expense was $92.6 million and $188.0 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $24.1 million and $19.2 million at June 30, 2013 and December 31, 2012, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

	U.S. Print and Related Services	International	Total
Net book value as of December 31, 2012
Goodwill	$3,299.2	$1,321.5	$4,620.7
Accumulated impairment losses	(1,989.9)	(1,194.4)	(3,184.3)
Total	1,309.3	127.1	1,436.4
Foreign exchange and other adjustments	(2.2)	(1.5)	(3.7)
Net book value as of June 30, 2013
Goodwill	3,297.0	1,267.4	4,564.4
Accumulated impairment losses	(1,989.9)	(1,141.8)	(3,131.7)
Total	$1,307.1	$125.6	$1,432.7

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$723.5	$(411.3)	$312.2	$731.1	$(388.0)	$343.1
Patents	98.3	(98.2)	0.1	98.3	(98.1)	0.2
Trademarks, licenses and agreements	31.4	(27.2)	4.2	31.7	(26.1)	5.6
Trade names	26.9	(11.9)	15.0	27.1	(11.2)	15.9
Total amortizable other intangible assets	880.1	(548.6)	331.5	888.2	(523.4)	364.8
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1
Total other intangible assets	$898.2	$(548.6)	$349.6	$906.3	$(523.4)	$382.9

Amortization expense for other intangible assets was $16.1 million and $22.1 million for the three months ended June 30, 2013 and 2012, respectively, and $32.4 million and $46.4 million for the six months ended June 30, 2013 and 2012, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2013:

For the year ending December 31,	Amount
2013	$64.2
2014	63.2
2015	57.5
2016	39.1
2017	32.7
2018 and thereafter	107.2
Total	$363.9

6. Restructuring and Impairment Charges

Restructuring and Impairment Costs Charged to Results of Operations

For the three months ended June 30, 2013 and 2012, the Company recorded the following net restructuring and impairment charges:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$2.4	$8.0	$2.8	$13.2	$10.5	$8.6	$7.0	$26.1
International	4.1	0.8	0.9	5.8	3.0	0.5	—	3.5
Corporate	0.8	—	—	0.8	0.3	2.8	1.3	4.4
Total	$7.3	$8.8	$3.7	$19.8	$13.8	$11.9	$8.3	$34.0

For the six months ended June 30, 2013 and 2012, the Company recorded the following net restructuring and impairment charges:

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Employee Terminations	Other Charges	Impairment	Total	Employee Terminations	Other Charges	Impairment	Total
U.S. Print and Related Services	$9.5	$16.5	$6.7	$32.7	$38.9	$11.9	$15.0	$65.8
International	5.8	1.3	0.7	7.8	6.8	1.1	1.0	8.9
Corporate	0.8	0.8	0.4	2.0	4.9	2.8	1.6	9.3
Total	$16.1	$18.6	$7.8	$42.5	$50.6	$15.8	$17.6	$84.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the three and six months ended June 30, 2013, the Company recorded net restructuring charges of $7.3 million and $16.1 million, respectively, for employee termination costs for 579 employees, of whom 504 were terminated as of June 30, 2013. These charges primarily related to the closing of two manufacturing facilities within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $8.8 million and $18.6 million, respectively, for the three and six months ended June 30, 2013, including charges related to multi-employer pension plan withdrawal obligations. For the three and six months ended June 30, 2013, the Company also recorded $3.7 million and $7.8 million, respectively, of impairment charges primarily related to buildings and machinery and equipment associated with facility closings.

For the three and six months ended June 30, 2012, the Company recorded net restructuring charges of $13.8 million and $50.6 million, respectively, for employee termination costs for 1,820 employees, substantially all of whom were terminated as of June 30, 2013. These charges primarily related to actions resulting from the reorganization of sales and administrative functions across all segments, the closing of four manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $11.9 million and $15.8 million for the three and six months ended June 30, 2012, respectively. The Company also recorded $8.3 million and $17.6 million, respectively, of impairment charges primarily related to machinery and equipment associated with the facility closings and other asset disposals for the three and six months ended June 30, 2012, respectively.

The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Restructuring Reserve

Activity impacting the Company’s restructuring reserve for the six months ended June 30, 2013 was as follows:

	December 31, 2012	Restructuring Charges	Foreign Exchange and Other	Cash Paid	June 30, 2013
Employee terminations	$23.4	$16.1	$(0.3)	$(18.6)	$20.6
Multi-employer pension plan withdrawal obligations	25.1	10.6	(0.1)	(1.3)	34.3
Lease terminations and other	30.0	8.0	0.7	(14.6)	24.1
Total	$78.5	$34.7	$0.3	$(34.5)	$79.0

The current portion of restructuring reserves of $30.1 million at June 30, 2013 was included in accrued liabilities, while the long-term portion of $48.9 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations and lease termination costs, was included in other noncurrent liabilities at June 30, 2013.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June of 2014. Payments on the multi-employer pension plan complete or partial withdrawal obligations are scheduled to be substantially completed by 2032. Changes based on uncertainties in these estimated withdrawal obligations, such as the financial stability of other employers participating in the plan, could affect the ultimate charges related to multi-employer pension plan withdrawals.

As of June 30, 2013, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pension (income) expense
Service cost	$0.8	$1.6	$1.6	$3.5
Interest cost	44.5	47.4	89.1	94.8
Expected return on plan assets	(60.6)	(65.8)	(121.2)	(131.6)
Amortization, net	12.6	6.8	25.2	13.9
Net pension income	$(2.7)	$(10.0)	$(5.3)	$(19.4)
Other postretirement benefits plan (income) expense
Service cost	$1.9	$1.6	$3.7	$3.3
Interest cost	4.0	4.6	8.1	9.2
Expected return on plan assets	(2.9)	(3.4)	(5.9)	(6.9)
Amortization, net	(5.0)	(4.9)	(9.9)	(9.9)
Net other postretirement benefits plan income	$(2.0)	$(2.1)	$(4.0)	$(4.3)

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $7.1 million and $11.1 million for the three and six months ended June 30, 2013, respectively. The total compensation expense related to all share-based compensation plans was $7.4 million and $14.8 million for the three and six months ended June 30, 2012, respectively.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Stock Options

There were no options granted during the six months ended June 30, 2013. The Company granted 1,221,000 stock options, with a grant date fair market value of $2.96, during the six months ended June 30, 2012. The fair market value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model.

The assumptions used to determine the fair market value of the stock options granted during the six months ended June 30, 2012 were as follows:

2012
Expected volatility	39.71%
Risk-free interest rate	1.18%
Expected life (years)	6.25
Expected dividend yield	5.06%

Stock option awards as of December 31, 2012 and June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	4,726	$18.90	6.2	$2.1
Exercised	(88)	7.09
Cancelled/forfeited/expired	(361)	18.20
Outstanding at June 30, 2013	4,277	19.20	6.2	7.9
Vested and expected to vest at June 30, 2013	4,235	19.26	6.2	7.9
Exercisable at June 30, 2013	1,356	$8.68	6.5	$7.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2013 and December 31, 2012, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on June 30, 2013 and December 31, 2012. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and six months ended June 30, 2013 was $0.4 million. There were no options exercised during the three months ended June 30, 2012. Total intrinsic value of options exercised for the six months ended June 30, 2012 was $1.2 million.

Compensation expense related to stock options for the three and six months ended June 30, 2013 was $0.4 million and $0.8 million, respectively. Compensation expense related to stock options for the three and six months ended June 30, 2012 was $0.7 million and $1.8 million, respectively. As of June 30, 2013, $2.4 million of total unrecognized compensation expense related to 1.0 million stock options with a weighted average fair market value of $3.28, is expected to be recognized over a weighted average period of 2.2 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2012 and June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	3,246	$11.85
Granted	1,377	9.59
Vested	(1,998)	10.19
Forfeited	(72)	11.27
Nonvested at June 30, 2013	2,553	$11.94

Compensation expense related to restricted stock units for the three and six months ended June 30, 2013 was $6.0 million and $9.2 million, respectively. Compensation expense related to restricted stock units for the three and six months ended June 30, 2012 was $6.2 million and $12.0 million, respectively. As of June 30, 2013, there was $20.7 million of unrecognized share-based compensation expense related to approximately 2.4 million of restricted stock unit awards, with a weighted average grant date fair market value of $11.95, that are expected to vest over a weighted average period of 2.4 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2012 and June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	468	$12.84
Granted	485	8.85
Nonvested at June 30, 2013	953	$10.81

During the six months ended June 30, 2013, 485,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2013 through December 31, 2015. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the six months ended June 30, 2013 range from 242,500 to 485,000 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.

Compensation expense for the performance share unit awards granted in 2013 and 2012 is being recognized based on the maximum estimated payout of 485,000 and 233,000 shares, for each respective period. Compensation expense for awards granted during 2011 is currently being recognized based on an estimated payout of 50%, or 117,500 shares. Compensation expense related to performance share unit awards for the three and six months ended June 30, 2013 was $0.7 million and $1.1 million, respectively. Compensation expense related to performance share unit awards for the three and six months ended June 30, 2012 was $0.5 million and $1.0 million respectively. As of June 30, 2013, there was $5.0 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.2 years.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

9. Equity

The Company’s equity as of December 31, 2012 and June 30, 2013, and changes during the six months ended June 30, 2013, were as follows:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$52.8	$15.9	$68.7
Net earnings (loss)	92.5	(0.7)	91.8
Other comprehensive income (loss)	(14.8)	0.1	(14.7)
Share-based compensation	11.1	—	11.1
Issuance of share-based awards, net of withholdings and other	(6.7)	—	(6.7)
Dividends paid	(94.0)	—	(94.0)
Distributions to noncontrolling interests	—	(1.1)	(1.1)
Balance at June 30, 2013	$40.9	$14.2	$55.1

The Company’s equity as of December 31, 2011 and June 30, 2012, and changes during the six months ended June 30, 2012, were as follows:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$1,042.7	$19.5	$1,062.2
Net earnings	126.2	0.7	126.9
Other comprehensive loss	(17.9)	—	(17.9)
Share-based compensation	14.8	—	14.8
Issuance of share-based awards, net of withholdings and other	(11.8)	—	(11.8)
Dividends paid	(93.3)	—	(93.3)
Distributions to noncontrolling interests	—	(1.2)	(1.2)
Balance at June 30, 2012	$1,060.7	$19.0	$1,079.7

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

During the six months ended June 30, 2013 and 2012, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings per share attributable to RR Donnelley common shareholders
Basic	$0.36	$0.49	$0.51	$0.70
Diluted	$0.36	$0.49	$0.51	$0.69
Dividends declared per common share	$0.26	$0.26	$0.52	$0.52
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$65.4	$88.8	$92.5	$126.2
Denominator:
Weighted average number of common shares outstanding	182.0	180.7	181.6	180.1
Dilutive options and awards	1.2	1.1	1.5	1.8
Diluted weighted average number of common shares outstanding	183.2	181.8	183.1	181.9
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	1.9	2.5	1.7	2.3
Performance share units	1.0	0.5	0.8	0.5
Stock options	4.0	4.5	4.2	4.2
Total	6.9	7.5	6.7	7.0

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(25.8)	$—	$(25.8)	$(18.7)	$—	$(18.7)
Adjustment for net periodic pension and other postretirement benefits plan cost	7.6	2.8	4.8	15.4	11.5	3.9
Change in fair value of derivatives	0.1	0.1	—	0.2	0.1	0.1
Other comprehensive income (loss)	$(18.1)	$2.9	$(21.0)	$(3.1)	$11.6	$(14.7)

During the six months ended June 30, 2013, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded changes at their historical exchange rates.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(61.6)	$—	$(61.6)	$(19.8)	$—	$(19.8)
Adjustment for net periodic pension and other postretirement benefits plan cost	2.0	1.2	0.8	3.6	2.1	1.5
Change in fair value of derivatives	0.1	—	0.1	0.6	0.2	0.4
Other comprehensive income (loss)	$(59.5)	$1.2	$(60.7)	$(15.6)	$2.3	$(17.9)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 and 2012 were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2012	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)
Other comprehensive loss before reclassifications	—	(5.8)	(18.8)	(24.6)
Amount reclassified from accumulated other comprehensive loss	0.1	9.7	—	9.8
Net change in accumulated other comprehensive loss	0.1	3.9	(18.8)	(14.8)
Balance at June 30, 2013	$(0.5)	$(1,081.2)	$37.7	$(1,044.0)

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2011	$(1.1)	$(907.5)	$45.3	$(863.3)
Other comprehensive loss before reclassifications	—	(0.8)	(19.8)	(20.6)
Amount reclassified from accumulated other comprehensive loss	0.4	2.3	—	2.7
Net change in accumulated other comprehensive loss	0.4	1.5	(19.8)	(17.9)
Balance at June 30, 2012	$(0.7)	$(906.0)	$25.5	$(881.2)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed Consolidated Statements of Operations
	2013	2012	2013	2012
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$12.6	$6.8	$25.2	$13.9	(a)
Net prior service credit	(5.0)	(4.9)	(9.9)	(9.9)	(a)
Reclassifications before tax	7.6	1.9	15.3	4.0
Income tax expense	2.7	1.1	5.6	1.7
Reclassifications, net of tax	$4.9	$0.8	$9.7	$2.3

(a)

These accumulated other comprehensive income (loss) components are included in the calculation of net periodic pension and other postretirement benefits plan income recognized in cost of sales and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations (see Note 7).

12. Segment Information

The Company operates primarily in the printing industry, with related product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s reportable segments reflect the management reporting structure of the organization and the manner in which the chief operating decision-maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company’s segments and their product and related service offerings are summarized below:

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, packaging, statement printing, commercial print, premedia and logistics services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, commercial print, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

Three months ended June 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$1,898.3	$(7.5)	$1,890.8	$181.6	$71.6	$26.1
International	703.7	(22.9)	680.8	38.4	26.5	7.3
Total operating segments	2,602.0	(30.4)	2,571.6	220.0	98.1	33.4
Corporate	—	—	—	(46.8)	12.9	13.0
Total operations	$2,602.0	$(30.4)	$2,571.6	$173.2	$111.0	$46.4

Three months ended June 30, 2012	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$1,856.4	$(10.4)	$1,846.0	$165.7	$83.3	$27.3
International	707.5	(24.9)	682.6	42.0	27.1	6.9
Total operating segments	2,563.9	(35.3)	2,528.6	207.7	110.4	34.2
Corporate	—	—	—	(43.8)	10.5	14.2
Total operations	$2,563.9	$(35.3)	$2,528.6	$163.9	$120.9	$48.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Six months ended June 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$3,778.7	$(15.4)	$3,763.3	$326.6	$4,429.5	$146.6	$47.3
International	1,393.3	(46.5)	1,346.8	70.5	1,884.6	52.9	18.6
Total operating segments	5,172.0	(61.9)	5,110.1	397.1	6,314.1	199.5	65.9
Corporate	—	—	—	(84.1)	587.5	25.1	18.4
Total operations	$5,172.0	$(61.9)	$5,110.1	$313.0	$6,901.6	$224.6	$84.3

Six months ended June 30, 2012	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$3,747.1	$(19.7)	$3,727.4	$304.9	$5,586.9	$170.9	$54.4
International	1,371.5	(45.4)	1,326.1	72.6	2,191.5	54.6	18.0
Total operating segments	5,118.6	(65.1)	5,053.5	377.5	7,778.4	225.5	72.4
Corporate	—	—	—	(92.2)	321.4	20.4	21.3
Total operations	$5,118.6	$(65.1)	$5,053.5	$285.3	$8,099.8	$245.9	$93.7

Restructuring and impairment charges by segment for the three and six months ended June 30, 2013 and 2012 are described in Note 6.

13. Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in eleven active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate ten other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

14. Debt

The Company’s debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
4.95% senior notes due April 1, 2014	$258.2	$258.1
5.50% senior notes due May 15, 2015	299.9	299.9
8.60% senior notes due August 15, 2016	218.4	347.4
6.125% senior notes due January 15, 2017	350.5	523.3
7.25% senior notes due May 15, 2018	550.0	600.0
11.25% debentures due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	450.0
7.625% senior notes due June 15, 2020	400.0	400.0
7.875% senior notes due March 15, 2021	447.8	—
8.875% debentures due April 15, 2021	80.9	80.9
6.625% debentures due April 15, 2029	199.4	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	19.0	38.4
Total debt	3,515.3	3,438.6
Less: current portion	(277.6)	(18.4)
Long-term debt	$3,237.7	$3,420.2

(a)	As of June 30, 2013 and December 31, 2012, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.50% as a result of downgrades in the ratings of the notes by the rating agencies.
(b)

Includes miscellaneous debt obligations, capital leases and fair value adjustments to the 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges.

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $163.1 million and less than its book value by approximately $3.7 million at June 30, 2013 and December 31, 2012, respectively.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2013. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Company’s $1.15 billion senior secured revolving credit facility (the “Credit Agreement”). The repurchases resulted in a pre-tax loss on debt extinguishment of $35.6 million for the six months ended June 30, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

There were no borrowings outstanding under the Credit Agreement as of June 30, 2013 or December 31, 2012. The weighted average interest rate on borrowings under the Credit Agreement and the Company’s previous $1.75 billion revolving credit facility (the “Previous Credit Agreement”) during the six months ended June 30, 2013 and 2012 was 2.04% and 2.07%, respectively.

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

On January 15, 2012, proceeds from borrowings under the Company’s Previous Credit Agreement were used to pay the $158.6 million 5.625% senior notes that matured on January 15, 2012.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Interest income was $2.5 million and $6.3 million for the three and six months ended June 30, 2013 respectively. Interest income was $4.1 million and $7.7 million for the three and six months ended June 30, 2012, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at June 30, 2013 and December 31, 2012 was $504.6 million and $654.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

On March 13, 2012, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $400.0 million of its fixed-rate senior notes to a floating-rate based on LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $400.0 million, are designated as fair value hedges against changes in the value of the Company’s $450.0 million 8.25% senior notes due March 15, 2019, which are attributable to changes in the benchmark interest rate.

On April 9, 2010, the Company entered into interest rate swap agreements to manage interest rate risk exposure, effectively changing the interest rate on $600.0 million of its fixed-rate senior notes to a floating-rate LIBOR plus a basis point spread. The interest rate swaps, with a notional value of $600.0 million at inception, are designated as fair value hedges against changes in the value of the Company’s 4.95% senior notes due April 1, 2014, which are attributable to changes in the benchmark interest rate. During March 2012, the Company repurchased $341.8 million of the 4.95% senior notes due April 1, 2014, and related interest rate swaps with a notional amount of $342.0 million were terminated, resulting in proceeds of $11.0 million for the fair value of the interest rate swaps.

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

At June 30, 2013 and December 31, 2012, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	June 30, 2013	December 31, 2012
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.8	$0.6
Accrued liabilities	10.3	24.0
Derivatives designated as fair value hedges
Prepaid expenses and other current assets	$3.8	$—
Other noncurrent assets	—	14.7
Other noncurrent liabilities	6.7	—

The gross and net amounts of foreign exchange forward contracts and interest rate swaps recognized in the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.8	$—	$0.8	$(0.8)	$—
Foreign exchange forward contracts reported net	0.1	(0.1)	—	—	—
Total foreign exchange forward contracts	0.9	(0.1)	0.8	(0.8)	—
Interest rate swaps	3.8	—	3.8	(0.7)	3.1
Total	$4.7	$(0.1)	$4.6	$(1.5)	$3.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

June 30, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Liabilities
Foreign exchange forward contracts reported gross	$6.2	$—	$6.2	$(1.1)	$5.1
Foreign exchange forward contracts reported net	4.2	(0.1)	4.1	—	4.1
Total foreign exchange forward contracts	10.4	(0.1)	10.3	(1.1)	9.2
Interest rate swaps	6.7	—	6.7	(0.4)	6.3
Total	$17.1	$(0.1)	$17.0	$(1.5)	$15.5

December 31, 2012	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.6	$—	$0.6	$(0.1)	$0.5
Interest rate swaps	14.7	—	14.7	(3.5)	11.2
Total	$15.3	$—	$15.3	$(3.6)	$11.7

Liabilities
Foreign exchange forward contracts reported gross	$24.0	$—	$24.0	$(3.6)	$20.4

The pre-tax (gains) losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 were as follows:

	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$7.3	$3.1	$(5.5)	$2.4

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2013 and 2012 were as follows:

	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Fair Value Hedges
Interest rate swaps	Investment and other expense - net	$13.3	$(8.7)	$17.6	$(3.5)
Hedged items	Investment and other expense – net	(13.0)	9.5	(16.7)	3.3
Total (gain) loss recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other expense - net	$0.3	$0.8	$0.9	$(0.2)

The Company also recognized a net reduction to interest expense of $2.2 million and $4.5 million for three and six months ended June 30, 2013, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2012, respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of June 30, 2013 and December 31, 2012.

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

Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three and six months ended June 30, 2013 and 2012 are summarized below:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013		As of June 30, 2013
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$0.3	$0.3	$0.8	$0.6	$0.5
Long-lived assets held for sale or disposal	3.4	12.2	7.6	13.9	12.1
Total	$3.7	$12.5	$8.4	$14.5	$12.6

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012		As of June 30, 2012
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$1.6	$4.9	$7.2	$9.1	$8.7
Long-lived assets held for sale or disposal	7.6	9.2	11.4	10.7	8.1
Total	$9.2	$14.1	$18.6	$19.8	$16.8

The fair values of long-lived assets held for sale that were remeasured during the three and six months ended June 30, 2013 and 2012 were reduced by estimated costs to sell of $0.9 million and $0.4 million, respectively.

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

17. New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 will be effective for the Company in the first quarter of 2014. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 will be effective for the Company in the third quarter of 2013 and is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. ASU 2013-05 will be effective for the Company in the first quarter of 2014. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, is a global provider of integrated communications. The Company works collaboratively with more than 60,000 customers worldwide to develop custom communications solutions that reduce costs, drive top line growth, enhance return on investment and increase compliance. Drawing on a range of proprietary and commercially available digital and conventional technologies deployed across four continents, the Company employs a suite of leading Internet-based capabilities and other resources to provide premedia, printing, logistics and business process outsourcing services to clients in virtually every private and public sector.

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

Segment descriptions

The Company operates primarily in the printing industry, with product and related service offerings designed to offer customers complete solutions for communicating their messages to target audiences. The Company’s segments and their product and related service offerings are summarized below:

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations, managed as one integrated platform, along with logistics, premedia, print management and other print related services. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, packaging, statement printing, commercial print, premedia and logistics services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, commercial print, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management services through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

Corporate

Corporate consists of unallocated general and administrative activities and associated expenses including, in part, executive, legal, finance, information technology, human resources, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans are included in Corporate and not allocated to the operating segments. Corporate also manages the Company’s cash pooling structure, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

Products and Services

The Company separately reports its net sales, related costs of sales and gross profit for its product and related service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products, packaging, manuals and print management. The Company’s service offerings primarily consist of logistics, premedia, EDGAR-related and eXtensible Business Reporting Language (“XBRL”) financial services and certain business outsourcing services.

Executive Summary

Financial Performance: Three Months Ended June 30, 2013

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended June 30, 2013, from the three months ended June 30, 2012, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended June 30, 2012	$163.9	6.5%	$88.8	$0.49
2013 restructuring and impairment charges—net	(19.8)	(0.8%)	(13.4)	(0.07)
2012 restructuring and impairment charges—net	34.0	1.3%	22.7	0.13
Acquisition-related expenses	0.4	0.0	0.4	0.00
Loss on investments	—	—	(1.0)	(0.01)
Income tax adjustments	—	—	(26.1)	(0.14)
Operations	(5.3)	(0.3%)	(6.0)	(0.04)
For the three months ended June 30, 2013	$173.2	6.7%	$65.4	$0.36

2013 restructuring and impairment charges—net: included pre-tax charges of $7.3 million for employee termination costs; $8.8 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations; and $3.7 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

2012 restructuring and impairment charges—net: included pre-tax charges of $13.8 million for employee termination costs; $11.9 million of lease termination and other restructuring costs; and $8.3 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

Acquisition-related expenses: included pre-tax charges of $0.1 million ($0.1 million after-tax) related to legal, accounting and other expenses for the three months ended June 30, 2013 associated with contemplated acquisitions. For the three months ended June 30, 2012, these pre-tax charges were $0.5 million ($0.5 million after-tax) for acquisitions contemplated or completed in subsequent periods.

Loss on investments: included pre-tax impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the three months ended June 30, 2013 and $4.1 million ($2.6 million after-tax) for the three months ended June 30, 2012.

Income tax adjustments: included the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions for the three months ended June 30, 2012.

Operations: reflected price pressures, a decline in pension and other postretirement benefits plan income, lower recoveries on print-related by-products and wage and other inflation, partially offset by lower depreciation and amortization expense, the suspension of the Company’s 401(k) match, cost savings from restructuring activities and lower incentive compensation expense. See further details in the review of operating results by segment that follows below.

Financial Performance: Six Months Ended June 30, 2013

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the six months ended June 30, 2013, from the six months ended June 30, 2012, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share

	(in millions, except margin and per share data)
For the six months ended June 30, 2012	$285.3	5.6%	$126.2	$0.69
2013 restructuring and impairment charges—net	(42.5)	(0.8%)	(28.1)	(0.15)
2012 restructuring and impairment charges—net	84.0	1.7%	55.9	0.31
Acquisition-related expenses	(0.3)	0.0%	(0.3)	(0.01)
Loss on investments	—	—	(1.0)	(0.01)
2013 Venezuela devaluation	—	—	(2.2)	(0.01)
Loss on debt extinguishment	—	—	(15.2)	(0.09)
Income tax adjustments	—	—	(26.1)	(0.14)
Operations	(13.5)	(0.4%)	(16.7)	(0.08)
For the six months ended June 30, 2013	$313.0	6.1%	$92.5	$0.51

2013 restructuring and impairment charges—net: included pre-tax charges of $16.1 million for employee termination costs; $18.6 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations; and $7.8 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

2012 restructuring and impairment charges—net: included pre-tax charges of $50.6 million for employee termination costs; $15.8 million of lease termination and other restructuring costs; and $17.6 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

Acquisition-related expenses: included pre-tax charges of $1.1 million ($1.1 million after-tax) related to legal, accounting and other expenses for the six months ended June 30, 2013 associated with contemplated acquisitions. For the six months ended June 30, 2012, these pre-tax charges were $0.8 million ($0.8 million after-tax) for acquisitions contemplated or completed in subsequent periods.

Loss on investments: included pre-tax impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the six months ended June 30, 2013 and $4.1 million ($2.6 million after-tax) for the six months ended June 30, 2012.

2013 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($3.2 million after-tax), of which $1.0 million was included in loss attributable to noncontrolling interests.

Loss on debt extinguishment: included a pre-tax loss of $35.6 million ($23.1 million after-tax) for the six months ended June 30, 2013, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018. For the six months ended June 30, 2012, a pre-tax loss of $12.1 million ($7.9 million after-tax) was recognized due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

Income tax adjustments: included the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions for the six months ended June 30, 2012.

Operations: reflected price pressures, the $19.8 million prior year adjustment to net sales to correct an over-accrual of rebates due to certain office products customers, a decline in pension and other postretirement benefits plan income, wage and other inflation in Latin America and Asia, lower volume and unfavorable mix in books and directories, variable print, commercial print and magazines, catalogs and retail inserts and lower recoveries on print-related by-products, partially offset by  reduced depreciation and amortization expense, the suspension of the Company’s 401(k) match, lower healthcare costs due to favorable claims experience and headcount reductions, lower incentive compensation expense and cost savings from restructuring activities. Income tax expense during the six months ended June 30, 2012 reflected the release of valuation allowances on certain deferred tax assets in Europe. See further details in the review of operating results by segment that follows below.

Overview

Net sales from acquisitions more than accounted for the increase in net sales in the U.S. Print and Related Services segment during the second quarter of 2013 compared to the second quarter of 2012. Pro forma net sales (see Note 2 to the Condensed Consolidated Financial Statements) in the U.S. Print and Related Services segment declined as a result of price pressures, lower volume in certain products and lower pass-through paper sales, partially offset by an increase in logistics and premedia volume. The largest net sales declines in the U.S. Print and Related Services segment were experienced in magazines, catalogs and retail inserts and books and directories. Net sales in the International segment decreased slightly as a result of a decline in pass-through sales in print management and lower volume in business process outsourcing and price pressures, largely offset by higher book export volume in Asia and an increase in pass-through paper sales in Asia and Europe.

The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity. During the six months ended June 30, 2013, the Company realized cost savings from the suspension of the Company’s 401(k) match, reduced healthcare costs, lower incentive compensation expense and cost savings from restructuring activities, including the impact of the prior year reorganization of sales and administrative functions across all segments as well as continuing facility consolidations and reorganizations across certain platforms.

Net cash provided by operating activities for the six months ended June 30, 2013 was $57.9 million as compared to $9.9 million for the six months ended June 30, 2012. The increase in net cash provided by operating activities primarily resulted from higher net sales and improved invoicing cycle time and collections efforts, lower payments related to incentive compensation, the 2013 suspension of the Company’s 401(k) match and lower pension and other postretirement benefits plan contributions, partially offset by higher supplier payments in the first half of 2013 due to timing and higher cash payments for income taxes. Similar to 2012, the Company expects higher net cash inflows from operations in the second half of 2013 as compared to the first half of 2013 due to normal operating cycles of the Company’s business.

OUTLOOK

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite some consolidation in recent years, the industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price in addition to quality and the ability to service the special needs of customers. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. Therefore, the Company believes it needs to continue to lower its cost structure and differentiate its product and related service offerings.

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

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first six months of 2013, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other by-products and may be impacted by changes in prices for these by-products.

The Company continues to monitor the impact of changes in the price of crude oil and other energy costs, which impact the Company’s ink suppliers, logistics operations and manufacturing costs. Crude oil and energy prices continue to be volatile. The Company believes its logistics operations will continue to be able to pass a substantial portion of any increases in fuel prices directly to its customers in order to offset the impact of related cost increases. The Company generally cannot pass on to customers the impact of higher energy prices on its manufacturing costs. However, the Company enters into fixed price contracts for a portion of its natural gas purchases to mitigate the impact of changes in energy prices. The Company cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated annual results of operations, financial position or cash flows.

Distribution

The Company’s products are distributed to end-users through the U.S. or foreign postal services, through retail channels, electronically or by direct shipment to customer facilities. Through its logistics operations, the Company manages the distribution of most customer products printed by the Company in the U.S. and Canada to maximize efficiency and reduce costs for customers.

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement Act it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with the USPS and its customers to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates. During the third quarter of 2012, the USPS defaulted on two mandatory payments for the funding of retiree health benefits. The USPS announced that these defaults were not expected to impact mail services. However, the USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities. On April 10, 2013, the USPS announced that it will delay the shift to a five-day mail and six-day package delivery schedule initially scheduled for August 2013, until legislation is passed that provides the authority to do so. Mail delivery services through the USPS accounted for approximately 48% of the Company’s logistics revenues during the six months ended June 30, 2013. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the six months ended June 30, 2013 compared to expected results as of October 31, 2012. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since October 31, 2012, the market value of the Company’s stock has increased and market yields on the Company’s debt have decreased.

Management considered these trends in performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of June 30, 2013, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. These changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill prior to October 31, 2013, the Company’s next annual measurement date.

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. As of June 30, 2013, changes in market interest rates have resulted in an estimated increase of approximately 80 basis points for the Company’s most significant pension and other postretirement benefits plans from the discount rate assumptions of 4.2% and 3.9%, respectively, at December 31, 2012. The Company estimates that these increases in discount rates as of June 30, 2013 would have reduced the December 31, 2012 underfunded obligation of $1,396.6 million for the Company’s pension and other postretirement benefits plans by approximately $425 million. The Company continues to recognize current year estimated pension and other postretirement benefits plan income and expense based on the actuarial assumptions as of December 31, 2012.

Based on current estimates, the Company expects to make required cash contributions of $23.1 million to its pension and other postretirement benefits plans in 2013, of which $14.7 million has been contributed during the six months ended June 30, 2013, and approximately $85 million in 2014.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

The following table shows the results of operations for the three months ended June 30, 2013 and 2012, which includes the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,135.0	$2,189.7	$(54.7)	(2.5%)
Services net sales	436.6	338.9	97.7	28.8%
Total net sales	2,571.6	2,528.6	43.0	1.7%
Products cost of sales (exclusive of depreciation and amortization)	1,641.7	1,689.6	(47.9)	(2.8%)
Services cost of sales (exclusive of depreciation and amortization)	331.7	244.3	87.4	35.8%
Total cost of sales	1,973.4	1,933.9	39.5	2.0%
Products gross profit	493.3	500.1	(6.8)	(1.4%)
Services gross profit	104.9	94.6	10.3	10.9%
Total gross profit	598.2	594.7	3.5	0.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	294.2	275.9	18.3	6.6%
Restructuring and impairment charges—net	19.8	34.0	(14.2)	(41.8%)
Depreciation and amortization	111.0	120.9	(9.9)	(8.2%)
Income from operations	$173.2	$163.9	$9.3	5.7%

Consolidated

Net sales of products for the three months ended June 30, 2013 decreased $54.7 million, or 2.5%, to $2,135.0 million versus the same period in 2012, including a $0.1 million increase due to changes in foreign exchange rates. Net sales of products decreased primarily due to a sales decline in the U.S. Print and Related Services segment as a result of price pressures, lower pass-through paper sales and lower volume in books and directories and commercial print and in the International segment due to a decline in pass-through sales in print management and lower volume in business process outsourcing and price pressures. These decreases were partially offset by an increase in sales resulting from higher book export volume in Asia and increased pass-through paper sales in Asia and Europe in the International segment.

Net sales from services for the three months ended June 30, 2013 increased $97.7 million, or 28.8%, to $436.6 million versus the same period in 2012, including a $0.8 million, or 0.2%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to the acquisitions of Presort and XPO. Net sales from services also increased as a result of higher print logistics, freight brokerage services and premedia volume, partially offset by a decline in XBRL and compliance volume in financial services.

Products gross profit decreased $6.8 million to $493.3 million for the three months ended June 30, 2013 versus the same period in 2012 primarily due to price pressures in magazines, catalogs and retail inserts, lower recoveries on print-related by-products and wage and other inflation in Asia, partially offset by the suspension of the Company’s 401(k) match, cost savings from restructuring activities and lower incentive compensation expense. Products gross margin increased from 22.8% to 23.1%, reflecting the suspension of the Company’s 401(k) match, cost savings from restructuring activities and lower incentive compensation expense, partially offset by price pressures, lower recoveries on print-related by-products, unfavorable mix in certain products and wage and other inflation in Asia.

Services gross profit increased $10.3 million to $104.9 million for the three months ended June 30, 2013 versus the same period in 2012 due to higher sales in logistics primarily as a result of the acquisitions of XPO and Presort, higher print logistics and freight brokerage services volume, as well as higher volume in premedia. These increases were partially offset by lower XBRL and compliance volume in financial services and price pressures in premedia. Services gross margin decreased from 27.9% to 24.0% reflecting pass-through postage sales from the acquisition of Presort, price declines in premedia and wage and other inflation in business process outsourcing.

Selling, general and administrative expenses increased $18.3 million to $294.2 million, and from 10.9% to 11.4% as a percentage of net sales, for the three months ended June 30, 2013 versus the same period in 2012 reflecting a decline in pension and other postretirement benefits plan income, wage and other inflation in Asia and business process outsourcing and higher technology related expenses, partially offset by the suspension of the Company’s 401(k) match and cost savings from restructuring activities.

For the three months ended June 30, 2013, the Company recorded net restructuring and impairment charges of $19.8 million compared to $34.0 million in the same period in 2012. In 2013, these charges included $7.3 million of employee termination costs for 186 employees, of whom 164 were terminated as of June 30, 2013. These charges were the result of the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $8.8 million for the three months ended June 30, 2013, including charges related to multi-employer pension plan withdrawal obligations. For the three months ended June 30, 2013, the Company also recorded $3.7 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures.

Restructuring charges for the three months ended June 30, 2012 included $13.8 million of employee termination costs for 455 employees, substantially all of whom were terminated as of June 30, 2013. These charges were primarily the result of the reorganization of sales and administrative functions across all segments, as well as two manufacturing facility closures within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $11.9 million for the three months ended June 30, 2012. The Company also recorded $8.3 million of impairment charges primarily related to machinery and equipment associated with the facility closings and other asset disposals for the three months ended June 30, 2012.

Depreciation and amortization decreased $9.9 million to $111.0 million for the three months ended June 30, 2013 compared to the same period in 2012, primarily due to the impairment of $158.0 million of other intangible assets in the fourth quarter of 2012 and the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $16.1 million and $22.1 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the three months ended June 30, 2013 and 2012, respectively.

Income from operations for the three months ended June 30, 2013 was $173.2 million, an increase of 5.7% compared to the three months ended June 30, 2012. The increase was due to lower restructuring and impairment charges, reduced depreciation and amortization expense, the suspension of the Company’s 401(k) match, cost savings from restructuring activities, lower incentive compensation expense and lower healthcare costs due to favorable claims experience and headcount reductions, partially offset by price pressures, a decline in pension and other postretirement benefits plan income, lower recoveries on print-related by-products and wage and other inflation in Asia and business process outsourcing.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$65.5	$63.6	$1.9	3.0%
Investment and other expense—net	6.0	4.8	1.2	25.0%

Net interest expense increased by $1.9 million for the three months ended June 30, 2013 versus the same period in 2012, primarily due to higher average interest rates on senior notes, largely offset by lower average credit facility borrowings and associated fees.

Net investment and other expense for the three months ended June 30, 2013 and 2012 was $6.0 million and $4.8 million, respectively. For the three months ended June 30, 2013 and 2012, the Company recorded $5.5 million and $4.1 million of impairment losses on equity investments, respectively.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$101.7	$95.5	$6.2	6.5%
Income tax expense	35.2	6.5	28.7	nm
Effective income tax rate	34.6%	6.8%

The effective income tax rate for the three months ended June 30, 2013 was 34.6 % compared to 6.8% in the same period in 2012. The tax rate in 2012 reflected the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions.

Income attributable to noncontrolling interests was $1.1 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively.

Net earnings attributable to RR Donnelley common shareholders for the three months ended June 30, 2013 was $65.4 million, or $0.36 per diluted share, compared to $88.8 million, or $0.49 per diluted share, for the three months ended June 30, 2012. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 1.4 million.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended June 30,
	2013	2012
	(in millions, except percentages)
Net sales	$1,890.8	$1,846.0
Income from operations	181.6	165.7
Operating margin	9.6%	9.0%
Restructuring and impairment charges—net	13.2	26.1

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Three Months Ended June 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$403.9	$424.3	$(20.4)	(4.8%)
Variable print	281.0	276.3	4.7	1.7%
Logistics	269.8	180.9	88.9	49.1%
Books and directories	259.2	277.1	(17.9)	(6.5%)
Financial print	261.2	265.9	(4.7)	(1.8%)
Forms and labels	180.8	185.5	(4.7)	(2.5%)
Commercial	127.1	133.1	(6.0)	(4.5%)
Office products	65.8	66.4	(0.6)	(0.9%)
Premedia	42.0	36.5	5.5	15.1%
Total U.S. Print and Related Services	$1,890.8	$1,846.0	$44.8	2.4%

Net sales for the U.S. Print and Related Services segment for the three months ended June 30, 2013 were $1,890.8 million, an increase of $44.8 million, or 2.4%, compared to the same period in 2012. Net sales increased due to an increase in logistics sales, primarily due to acquisitions, higher print logistics and freight brokerage services volume, as well as an increase in premedia volume, partially offset by price pressures primarily in magazines, catalogs and retail inserts, decreases in pass-through paper sales and lower volume in books and directories and commercial print. An analysis of net sales by reporting unit follows:

—

Magazines, catalogs and retail inserts: Sales declined due to price declines, reduced volume in magazines, decreases in pass-through paper sales and unfavorable mix, partially offset by higher volume in catalogs.

—	Variable print: Sales increased as a result of the acquisition of Meisel and higher statement printing volume, partially offset by lower print and fulfillment volume.

—

Logistics: Sales increased due to the acquisition of Presort, which includes pass-through postage sales, the acquisition of XPO, higher print logistics and freight brokerage services volume, higher pass-through postage sales and volume for international mail services and an increase in courier services volume.

—

Books and directories: Sales decreased primarily as a result of a decline in pass-through paper sales and lower volume in directories as well as unfavorable mix in educational books, partially offset by an increase in book fulfillment and packaging volume and favorable mix in consumer books.

—

Financial print: Sales decreased due to lower XBRL and compliance volume and lower investment management volume, partially offset by an increase in capital markets transactions activity and sales from the acquisition of Edgar Online.

—	Forms and labels: Sales decreased due to lower volume in forms and price pressures, partially offset by higher volume in labels, primarily for consumer goods.

—	Commercial: Sales decreased due to lower volume from existing customers, partially offset by higher pass-through print management volume.

—	Office products: Sales decreased slightly as a result of a decline in prices and lower filing product volume, partially offset by an increase in binder products volume.

—	Premedia: Sales increased due to higher creative, photography and prepress services volume, partially offset by price pressures in prepress services.

U.S. Print and Related Services segment income from operations increased $15.9 million for the three months ended June 30, 2013, mainly driven by lower restructuring and impairment charges, reduced depreciation and amortization expense and cost savings from restructuring activities, partially offset by price pressures and lower recoveries on print-related by-products. Operating margins increased from 9.0% for the three months ended June 30, 2012 to 9.6% for the three months ended June 30, 2013, due to lower restructuring and impairment charges, lower depreciation and amortization expense, lower pass-through paper sales and cost savings from restructuring activities, partially offset by price declines, lower recoveries on print-related by-products and increased pass-through postage sales.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended June 30,
	2013	2012
	(in millions, except percentages)
Net sales	$680.8	$682.6
Income from operations	38.4	42.0
Operating margin	5.6%	6.2%
Restructuring and impairment charges—net	5.8	3.5

	Net Sales for the Three Months Ended June 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Asia	$189.4	$170.8	$18.6	10.9%
Business process outsourcing	125.7	159.0	(33.3)	(20.9%)
Latin America	116.8	109.1	7.7	7.1%
Europe	103.7	94.0	9.7	10.3%
Global Turnkey Solutions	72.3	79.4	(7.1)	(8.9%)
Canada	72.9	70.3	2.6	3.7%
Total International	$680.8	$682.6	$(1.8)	(0.3%)

Net sales for the International segment for the three months ended June 30, 2013 were $680.8 million, a decrease of $1.8 million, or 0.3%, compared to the same period in 2012, including a $0.7 million, or 0.1%, decrease due to changes in foreign exchange rates. The net sales decrease was due to lower pass-through sales in print management and lower volume in business process outsourcing, price pressures and decreased sales to existing customers in Global Turnkey Solutions, partially offset by higher book export volume in Asia and increased pass-through paper sales in Asia and Europe. An analysis of net sales by reporting unit follows:

—	Asia: Sales increased due to higher book export volume and increased pass-through paper sales, partially offset by lower volume in packaging products and technology manuals as well as price pressures.

—

Business process outsourcing: Sales decreased due to lower pass-through sales in print management, primarily due to the loss of a customer, changes in foreign exchange rates, the loss of a customer in outsourcing services and lower real estate outsourcing services volume.

—	Latin America: Sales increased due to price increases driven by inflation and higher forms and book volume, partially offset by lower catalog and magazine volume and changes in foreign exchange rates.

—

Europe: Sales increased due to an increase in print and packaging volume, changes in foreign exchange rates, higher pass-through paper sales and higher translation services volume, partially offset by a decline in technology manuals volume.

—	Global Turnkey Solutions: Sales decreased due to lower volume from existing customers and price pressures, partially offset by favorable mix and volume increases from new customers.

—	Canada: Sales increased due to higher statement printing and forms and labels volume and an increase in compliance volume, partially offset by changes in foreign exchange rates.

Income from operations decreased $3.6 million primarily due to price pressures, wage and other inflation in Asia and business process outsourcing, higher restructuring and impairment charges and changes in foreign exchange rates, partially offset by higher volume in Canada and Asia. Operating margins decreased from 6.2% for the three months ended June 30, 2012 to 5.6% for the three months ended June 30, 2013, reflecting price pressures, wage and other inflation and higher restructuring and impairment charges, partially offset by lower pass-through sales in print management and lower incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Three Months Ended June 30,
	2013	2012
	(in millions)
Operating expenses	$46.8	$43.8
Restructuring and impairment charges—net	0.8	4.4
Acquisition-related expenses	0.1	0.5

Corporate operating expenses in the three months ended June 30, 2013 were $46.8 million, an increase of $3.0 million compared to the same period in 2012. The increase was driven by lower pension and other postretirement benefits plan income, higher depreciation and amortization expense, primarily due to an increase in software amortization expense, and higher technology related expenses, largely offset by the suspension of the Company’s 401(k) match and lower restructuring and impairment charges.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

The following table shows the results of operations for the six months ended June 30, 2013 and 2012, which includes the results of acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Products net sales	$4,264.7	$4,386.2	$(121.5)	(2.8%)
Services net sales	845.4	667.3	178.1	26.7%
Total net sales	5,110.1	5,053.5	56.6	1.1%
Products cost of sales (exclusive of depreciation and amortization)	3,310.0	3,392.5	(82.5)	(2.4%)
Services cost of sales (exclusive of depreciation and amortization)	643.6	486.4	157.2	32.3%
Total cost of sales	3,953.6	3,878.9	74.7	1.9%
Products gross profit	954.7	993.7	(39.0)	(3.9%)
Services gross profit	201.8	180.9	20.9	11.6%
Total gross profit	1,156.5	1,174.6	(18.1)	(1.5%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	576.4	559.4	17.0	3.0%
Restructuring and impairment charges—net	42.5	84.0	(41.5)	(49.4%)
Depreciation and amortization	224.6	245.9	(21.3)	(8.7%)
Income from operations	$313.0	$285.3	$27.7	9.7%

Consolidated

Net sales of products for the six months ended June 30, 2013 decreased $121.5 million, or 2.8%, to $4,264.7 million versus the same period in 2012, including a $2.3 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales of products decreased primarily due to a decline in the U.S. Print and Related Services segment as a result of price pressures primarily in magazines, catalogs and retail inserts, lower pass-through paper sales, lower volume and unfavorable mix in commercial print, magazines, catalogs and retail inserts and books and directories and the $19.8 million prior year adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers. In the International segment, net sales for products increased as a result of higher volume in Asia and increased pass-through paper sales in Asia and Europe, partially offset by lower pass-through sales in print management and lower volume in business process outsourcing. .

Net sales from services for the six months ended June 30, 2013 increased $178.1 million, or 26.7%, to $845.4 million versus the same period in 2012, including a $1.1 million, or 0.2%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to the acquisitions of Presort and XPO. Net sales from services also increased as a result of higher print logistics and freight brokerage services volume, higher pass-through postage sales for international mail services and an increase in premedia volume, partially offset by a decline in XBRL and compliance volume in financial services.

Products gross profit decreased $39.0 million to $954.7 million for the six months ended June 30, 2013 versus the same period in 2012 primarily due to price pressures, the prior year rebate adjustment, lower recoveries on print-related by-products, wage and other inflation in Latin America and Asia and lower volume and unfavorable mix in books and directories, variable print, commercial print and magazines, catalogs and retail inserts, partially offset by the suspension of the Company’s 401(k) match, reduced healthcare costs due to favorable claims experience and headcount reductions, higher volume in Asia, cost savings from restructuring activities and lower incentive compensation expense. Products gross margin decreased from 22.7% to 22.4%, reflecting price pressures, the prior year rebate adjustment, lower recoveries on print-related by-products, wage and other inflation in Latin America and Asia and unfavorable mix in certain products, partially offset by lower print management and paper pass-through sales, the suspension of the 401(k) match, reduced healthcare costs, cost savings from restructuring and lower incentive compensation expense.

Services gross profit increased $20.9 million to $201.8 million for the six months ended June 30, 2013 versus the same period in 2012 primarily due to higher sales in logistics as a result of the acquisitions of XPO and Presort, higher freight brokerage services and print logistics volume and higher pass-through postage sales for international mail services, as well as the suspension of the Company’s 401(k) match, an increase in premedia volume and reduced healthcare costs due to favorable claims experience and headcount reductions. These increases were partially offset by lower XBRL and compliance volume in financial services, price pressures in premedia and wage and other inflation and lower volume in business process outsourcing. Services gross margin decreased from 27.1% to 23.9%, reflecting pass-through postage sales from the acquisition of Presort and international mail services, price declines in premedia and wage and other inflation in business process outsourcing.

Selling, general and administrative expenses increased $17.0 million to $576.4 million, and increased from 11.1% to 11.3% as a percentage of net sales, for the six months ended June 30, 2013 versus the same period in 2012 reflecting a decline in pension and other postretirement benefits plan income and wage and other inflation in Latin America and Asia, partially offset by lower incentive and share-based compensation expense, the suspension of the Company’s 401(k) match, reduced healthcare costs due to favorable claims experience and headcount reductions and cost savings from restructuring activities.

For the six months ended June 30, 2013, the Company recorded net restructuring and impairment charges of $42.5 million compared to $84.0 million in the same period in 2012. In 2013, these charges included $16.1 million of employee termination costs for 579 employees, of whom 504 were terminated as of June 30, 2013. These charges were the result of the closing of two manufacturing facilities within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $18.6 million for the six months ended June 30, 2013, including charges related to multi-employer pension plan withdrawal obligations. For the six months ended June 30, 2013, the Company also recorded $7.8 million of impairment charges primarily related to buildings and machinery and equipment associated with the facility closings.

Restructuring charges for the six months ended June 30, 2012 included $50.6 million of employee termination costs for 1,820 employees, substantially all of whom were terminated as of June 30, 2013. These charges were primarily the result of the reorganization of sales and administrative functions across all segments, as well as four manufacturing facility closures within the U.S. Print and Related Services segment, one manufacturing facility closure within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $15.8 million for the six months ended June 30, 2012. The Company also recorded $17.6 million of impairment charges primarily related to machinery and equipment associated with the facility closings and other asset disposals for the six months ended June 30, 2012.

Depreciation and amortization decreased $21.3 million to $224.6 million for the six months ended June 30, 2013 compared to the same period in 2012, primarily due to the impairment of $158.0 million of other intangible assets in the fourth quarter of 2012 and the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $32.4 million and $46.4 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the six months ended June 30, 2013 and 2012, respectively.

Income from operations for the six months ended June 30, 2013 was $313.0 million, an increase of 9.7% compared to the six months ended June 30, 2012. The increase was due to lower restructuring and impairment charges, reduced depreciation and amortization expense, the suspension of the Company’s 401(k) match, lower healthcare costs due to favorable claims experience and headcount reductions, lower incentive compensation expense and cost savings from restructuring activities, partially offset by price pressures, the prior year rebate adjustment, a decline in pension and other postretirement benefits plan income, wage and other inflation in Latin America and Asia, lower volume and unfavorable mix in certain products and lower recoveries on print-related by-products.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$128.3	$124.3	$4.0	3.2%
Investment and other expense—net	9.5	3.6	5.9	163.9%
Loss on debt extinguishment	35.6	12.1	23.5	194.2%

Net interest expense increased by $4.0 million for the six months ended June 30, 2013 versus the same period in 2012, primarily due to higher average interest rates on senior notes, largely offset by lower average credit facility borrowings and associated fees.

Net investment and other expense for the six months ended June 30, 2013 and 2012 was $9.5 million and $3.6 million, respectively. For the six months ended June 30, 2013, the Company recorded $5.5 million of impairment losses on equity investments and a $3.2 million loss related to the devaluation of the Venezuelan currency. The six months ended June 30, 2012 included an impairment loss on an equity investment of $4.1 million.

Loss on debt extinguishment for the six months ended June 30, 2013 was $35.6 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018. Loss on debt extinguishment for the six months ended June 30, 2012 was $12.1 million due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$139.6	$145.3	$(5.7)	(3.9%)
Income tax expense	47.8	18.4	29.4	nm
Effective income tax rate	34.2%	12.7%

The effective income tax rate for the six months ended June 30, 2013 was 34.2 % compared to 12.7% in the same period in 2012. The 2012 income tax rate reflected the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and the release of valuation allowances on certain deferred tax assets in Europe.

Income (loss) attributable to noncontrolling interests was a loss of $0.7 million and income of $0.7 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, the devaluation of the Venezuelan currency resulted in a $1.0 million loss attributable to noncontrolling interests.

Net earnings attributable to RR Donnelley common shareholders for the six months ended June 30, 2013 was $92.5 million, or $0.51 per diluted share, compared to $126.2 million, or $0.69 per diluted share, for the six months ended June 30, 2012. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 1.2 million.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Six Months Ended June 30,
	2013	2012
	(in millions, except percentages)
Net sales	$3,763.3	$3,727.4
Income from operations	326.6	304.9
Operating margin	8.7%	8.2%
Restructuring and impairment charges—net	32.7	65.8

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Six Months Ended June 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$811.7	$865.1	$(53.4)	(6.2%)
Variable print	594.3	576.4	17.9	3.1%
Logistics	533.6	361.2	172.4	47.7%
Books and directories	524.4	556.8	(32.4)	(5.8%)
Financial print	477.2	490.4	(13.2)	(2.7%)
Forms and labels	365.3	376.4	(11.1)	(2.9%)
Commercial	256.9	277.7	(20.8)	(7.5%)
Office products	121.5	147.2	(25.7)	(17.5%)
Premedia	78.4	76.2	2.2	2.9%
Total U.S. Print and Related Services	$3,763.3	$3,727.4	$35.9	1.0%

Net sales for the U.S. Print and Related Services segment for the six months ended June 30, 2013 were $3,763.3 million, an increase of $35.9 million, or 1.0%, compared to the same period in 2012. Net sales increased due to an increase in logistics sales, primarily due to acquisitions, higher print logistics and freight brokerage services volume and higher pass-through postage sales for international mail services, as well as an increase in premedia volume. These increases were partially offset by price pressures primarily in magazines, catalogs and retail inserts, decreases in pass-through paper sales, a decline in XBRL and compliance volume in financial services, lower volume and unfavorable mix in commercial print, magazines, catalogs and retail inserts and books and directories and the $19.8 million prior year adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers. An analysis of net sales by reporting unit follows:

—	Magazines, catalogs and retail inserts: Sales declined due to price pressures, reduced volume in magazines and decreases in pass-through paper sales.

—

Variable print: Sales increased as a result of the acquisition of Meisel and higher direct mail and statement printing volume, partially offset by lower print and fulfillment volume and price declines.

—

Logistics: Sales increased primarily due to the acquisition of Presort, which includes pass-through postage sales, the acquisition of XPO, higher print logistics and freight brokerage services volume, higher pass-through postage sales and volume for international mail services and an increase in courier services volume.

—

Books and directories: Sales decreased primarily as a result of a decline in pass-through paper sales and lower volume in directories, unfavorable mix in educational books and a decline in consumer books volume, partially offset by an increase in book fulfillment, packaging and testing materials volume and favorable pricing.

—

Financial print: Sales decreased due to lower XBRL and compliance volume and lower volume and pass-through postage sales for investment management products, partially offset by an increase in capital markets transactions activity and sales from the acquisition of Edgar Online.

—

Forms and labels: Sales decreased due to lower forms volume and price pressures, partially offset by higher volume in labels, primarily for consumer goods, and an increase in outsourced products volume.

—	Commercial: Sales decreased due to lower volume from existing customers, partially offset by higher pass-through print management volume.

—

Office products: Sales decreased as a result of the prior year rebate adjustment, lower filing and forms, note taking and outsourced products volume and price declines, partially offset by an increase in binder products volume.

—	Premedia: Sales increased due to higher photography, creative and prepress services volume, partially offset by price pressures in prepress services.

U.S. Print and Related Services segment income from operations increased $21.7 million for the six months ended June 30, 2013 compared to the same period in 2012, mainly driven by lower restructuring and impairment charges, reduced depreciation and amortization expense, cost savings from restructuring activities and lower incentive compensation expense, partially offset by price pressures, lower volume and unfavorable mix in books and directories, variable print, commercial print and magazines, catalogs and retail inserts, the prior year rebate adjustment and lower recoveries on print-related by-products. Operating margins increased from 8.2% for the six months ended June 30, 2012 to 8.7% for the six months ended June 30, 2013, due to lower restructuring and impairment charges, lower depreciation and amortization expense, a decline in pass-through paper sales and lower incentive compensation expense, partially offset by price declines, the rebate adjustment, unfavorable mix in certain products, lower recoveries on print-related by-products and increased pass-through postage sales.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Six Months Ended June 30,
	2013	2012
	(in millions, except percentages)
Net sales	$1,346.8	$1,326.1
Income from operations	70.5	72.6
Operating margin	5.2%	5.5%
Restructuring and impairment charges—net	7.8	8.9

	Net Sales for the Six Months Ended June 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Asia	$361.5	$310.8	$50.7	16.3%
Business process outsourcing	256.4	309.1	(52.7)	(17.0%)
Latin America	223.9	221.3	2.6	1.2%
Europe	212.3	195.4	16.9	8.6%
Global Turnkey Solutions	151.4	148.9	2.5	1.7%
Canada	141.3	140.6	0.7	0.5%
Total International	$1,346.8	$1,326.1	$20.7	1.6%

Net sales for the International segment for the six months ended June 30, 2013 were $1,346.8 million, an increase of $20.7 million, or 1.6%, compared to the same period in 2012, including a $3.4 million, or 0.3%, decrease due to changes in foreign exchange rates. The net sales increase was due to higher volume in Asia, increased pass-through paper sales in Asia and Europe and an increase in financial print and related services volume, partially offset by lower pass-through sales in print management and lower volume in business process outsourcing and price pressures. An analysis of net sales by reporting unit follows:

—

Asia: Sales increased due to higher book export volume, increased pass-through paper sales, changes in foreign exchange rates and higher volume in packaging products and technology manuals, partially offset by price pressures and a decline in capital markets transactions activity.

—

Business process outsourcing: Sales decreased due to lower pass-through sales in print management primarily due to the loss of a customer, lower real estate outsourcing services, the loss of a customer in outsourcing services, lower volume in staffing services and direct mail volume and changes in foreign exchange rates.

—

Latin America: Sales increased due to price increases driven by inflation, higher forms, security products and books volume and an increase in capital markets transactions activity, partially offset by changes in foreign exchange rates and lower catalog and magazine volume.

—

Europe: Sales increased due to an increase in print and packaging volume, changes in foreign exchange rates, higher pass through paper sales, higher retail inserts and magazine volume, an increase in capital markets transactions activity and higher translation services volume, partially offset by a decline in technology manuals and directories volume and price pressures.

—

Global Turnkey Solutions: Sales increased due to volume increases from new customers and changes in foreign exchange rates, partially offset by lower volume from existing customers and price pressures.

—	Canada: Sales increased due to increases in statement printing and compliance volume, partially offset by changes in foreign exchange rates and lower commercial volume.

Income from operations decreased $2.1 million primarily due to wage and other inflation in Latin America and Asia, price pressures and lower recoveries on print-related by-products, largely offset by higher volume in Asia, reduced depreciation and amortization expense, cost savings from restructuring activities and lower restructuring and impairment expense. Operating margins decreased from 5.5% for the six months ended June 30, 2012 to 5.2% for the six months ended June 30, 2013, reflecting wage and other inflation, price pressures, higher pass-through paper sales and lower recoveries on print-related by products.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Operating expenses	$84.1	$92.2
Restructuring and impairment charges—net	2.0	9.3
Acquisition-related expenses	1.1	0.8

Corporate operating expenses in the six months ended June 30, 2013 were $84.1 million, a decrease of $8.1 million compared to the same period in 2012. The decrease was driven by the suspension of the Company’s 401(k) match, reduced healthcare costs due to favorable claims experience and headcount reductions, lower restructuring and impairment charges and lower share-based and incentive compensation expense, partially offset by lower pension and other postretirement benefits plan income and higher depreciation and amortization expense, primarily due to an increase in software amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the six months ended June 30, 2013 and 2012.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $57.9 million for the six months ended June 30, 2013, compared to $9.9 million for the same period in 2012. The increase in net cash provided by operating activities reflected higher net sales and improved invoicing cycle time and collections efforts, lower payments related to incentive compensation, the 2013 suspension of the Company’s 401(k) match and lower pension and other postretirement benefit plan contributions, partially offset by higher supplier payments in the first half of 2013 due to timing and higher cash payments for income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $78.6 million compared to $89.9 million for the six months ended June 30, 2012. Capital expenditures were $84.3 million during the first half of 2013, a decrease of $9.4 million as compared to the same period of 2012. The Company expects that capital expenditures for 2013 will be approximately $200 million to $225 million, compared to $205.9 million in 2012.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was $44.9 million compared to net cash provided by financing activities of $1.6 million in the same period in 2012. During the six months ended June 30, 2013, the Company received proceeds of $447.8 million from the issuance of 7.875% senior notes due March 15, 2021, which were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Company’s Credit Agreement. During the six months ended June 30, 2012, proceeds from borrowings under the Company’s previous $1.75 billion revolving credit agreement (the “Previous Credit Agreement”) of $260.0 million were used to pay $158.6 million of the 5.625% senior notes that matured during the first quarter. Additionally, during the six months ended June 30, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015.

Dividends

During the six months ended June 30, 2013, the Company paid cash dividends of $94.0 million. On July 26, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on September 3, 2013 to RR Donnelley shareholders of record on August 15, 2013.

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

Cash and cash equivalents of $354.4 million as of June 30, 2013 included $105.0 million in the U.S. and $249.4 million at international locations. During the second half of 2013, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of approximately $40 million from foreign cash balances as of June 30, 2013. These payments, and additional payments up to approximately $340 million expected to be made in future years, will be made in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $5.5 million as of June 30, 2013 related to local withholding taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country income or withholding taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign cash balances are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

The Company’s debt maturities as of June 30, 2013 are shown in the following table:

	Debt Maturity Schedule
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Senior notes, debentures and borrowings under the Credit Agreement(a)	$3,501.6	$—	$258.2	$300.0	$219.8	$351.5	$2,372.1
Capital lease obligations	2.9	0.4	0.9	1.0	0.6	—	—
Miscellaneous debt obligations	18.0	15.0	—	3.0	—	—	—
Total	$3,522.5	$15.4	$259.1	$304.0	$220.4	$351.5	$2,372.1

(a)

Excludes a debt discount of $5.4 million and a debt adjustment for fair value hedges of $1.8 million related to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

The Company has a $1.15 billion senior secured revolving Credit Agreement which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees which, subsequent to April 15, 2013, fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets and may also limit the use of proceeds. There were no borrowings under the Credit Agreement as of June 30, 2013. Based on the Company’s results of operations for the twelve months ended June 30, 2013 and existing debt, the Company would have had the ability to utilize $1.0 billion of the $1.15 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability as of June 30, 2013 under the Credit Agreement is shown in the table below:

June 30, 2013
Availability	(in millions)
Committed Credit Agreement	$1,150.0
Availability reduction from covenants	162.3
Current availability at June 30, 2013	$987.7

The Company was in compliance with its debt covenants as of June 30, 2013, and expects to remain in compliance based on management’s estimates of operating and financial results for 2013 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of June 30, 2013, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

The Company also had $191.5 million in credit facilities outside the U.S. as of June 30, 2013, most of which were uncommitted. As of June 30, 2013, the Company had $77.9 million in outstanding letters of credit and bank guarantees, of which $43.9 million were issued under the Credit Agreement.

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

On February 28, 2013, Moody’s and S&P assigned a rating of Ba3 and BB, respectively, to the Company’s $450.0 million 7.875% senior notes due March 15, 2021 and Moody’s reaffirmed the Company’s long-term corporate family rating and negative outlook.

As a result of the August 1, 2012 downgrade by S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was increased from 12.0%, as of the June 13, 2012 downgrade by Moody’s, to 12.25%. The September 19, 2012 downgrade by Moody’s further increased the rate on these notes from 12.25% to 12.50%. Subsequent to April 15, 2013, the applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

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

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At June 30, 2013, the Company’s exposure to rate fluctuations on variable-interest borrowings was $676.0 million, including $658.0 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $18.0 million in borrowings under international credit facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 81% of the Company’s outstanding term debt was comprised of fixed-rate debt as of June 30, 2013.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of June 30, 2013, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $504.6 million (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $9.5 million at June 30, 2013. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2013 by approximately $103.1 million.

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

New Accounting Pronouncements and Pending Accounting Standards

During the six months ended June 30, 2013, the Company adopted various accounting standards. See Note 17, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a description of the accounting standards adopted during the six months ended June 30, 2013.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

—	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

—	successful execution and integration of acquisitions;

—	successful negotiation of future acquisitions; and the ability of the Company to integrate operations successfully and achieve enhanced earnings or effect cost savings;

—	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;

—	the ability to divest non-core businesses;

—	future growth rates in the Company’s core businesses;

—	competitive pressures in all markets in which the Company operates;

—	the Company’s ability to access debt and the capital markets and the ability of our counterparties to perform their contractual obligations under our lending and insurance agreements;

—	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;

—

factors that affect customer demand, including changes in postal rates, postal regulations and service levels, changes in the capital markets, changes in advertising markets, customers’ budgetary constraints and changes in customers’ short-range and long-range plans;

—	the ability to gain customer acceptance of the Company’s new products and technologies;

—	the ability to secure and defend intellectual property rights and, when appropriate, license required technology;

—	customer expectations and financial strength;

—	performance issues with key suppliers;

—	changes in the availability or costs of key materials (such as ink, paper and fuel) or in prices received for the sale of by-products;

—	changes in ratings of the Company’s debt securities;

—	the ability of the Company to comply with covenants under its credit agreement and indentures governing its debt securities;

—	the ability to generate cash flow or obtain financing to fund growth;

—	the effect of inflation, changes in currency exchange rates and changes in interest rates;

—

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

—	contingencies related to actual or alleged environmental contamination;

—	the retention of existing, and continued attraction of additional customers and key employees;

—	the effect of a material breach of security of any of the Company’s systems;

—	the failure to properly use and protect customer information and data;

—	the effect of labor disruptions or labor shortages;

—	the effect of economic and political conditions on a regional, national or international basis;

—	the effect of economic weakness and constrained advertising;

—	uncertainty about future economic conditions;

—	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;

—	the possibility of a regional or global health pandemic outbreak;

—	disruptions to the Company’s operations resulting from possible natural disasters, interruptions in utilities and similar events;

—	adverse outcomes of pending and threatened litigation; and

—	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC, including under “Risk Factors” in the Company’s Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2013 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2013 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	—	$—	—	$—
May 1, 2013 – May 31, 2013	24,929	12.88	—	$—
June 1, 2013 – June 30, 2013	55,828	13.27	—	$—
Total	80,757	$13.15	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

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

10.5	2012 Performance Incentive Plan (filed herewith)*

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

10.17	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.18	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.19	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*

10.21	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*

10.22

Form of Cash Bonus Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.23

Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24

Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25

Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26

Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29

Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.30

Amended and Restated Employment Agreement dated as of November 21, 2008 between the Company and Andrew B. Coxhead (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*

10.31

Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.32

Amended and Restated Management by Objective Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*

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

Date: July 30, 2013