Form 10-Q
period 2013-09-30
RR Donnelley & Sons Co
filed 2013-11-05
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

    Yes  ☐    No  ☒

As of November 1, 2013, 181.7 million shares of common stock were outstanding.

R.R. DONNELLEY & SONS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$462.8	$430.7
Receivables, less allowances for doubtful accounts of $48.1 in 2013 (2012—$49.6)	1,916.1	1,878.8
Inventories (Note 3)	538.6	510.2
Prepaid expenses and other current assets	141.1	157.7
Total current assets	3,058.6	2,977.4
Property, plant and equipment-net (Note 4)	1,450.9	1,616.6
Goodwill (Note 5)	1,435.0	1,436.4
Other intangible assets-net (Note 5)	335.0	382.9
Deferred income taxes	449.4	445.1
Other noncurrent assets	373.1	404.3
Total assets	$7,102.0	$7,262.7
LIABILITIES

Accounts payable	$1,100.3	$1,210.3
Accrued liabilities	780.8	825.2
Short-term and current portion of long-term debt (Note 14)	275.9	18.4
Total current liabilities	2,157.0	2,053.9
Long-term debt (Note 14)	3,240.1	3,420.2
Pension liabilities	1,087.7	1,150.5
Other postretirement benefits plan liabilities	242.3	241.7
Other noncurrent liabilities	338.5	327.7
Total liabilities	7,065.6	7,194.0
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2013 and 2012	303.7	303.7
Additional paid-in-capital	2,797.8	2,839.4
Accumulated deficit	(530.2)	(496.1)
Accumulated other comprehensive loss	(1,039.3)	(1,029.2)
Treasury stock, at cost, 61.2 shares in 2013 (2012 – 62.6 shares)	(1,513.1)	(1,565.0)
Total RR Donnelley shareholders’ equity	18.9	52.8
Noncontrolling interests	17.5	15.9
Total equity	36.4	68.7
Total liabilities and equity	$7,102.0	$7,262.7

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Products net sales	$2,178.3	$2,171.2	$6,443.0	$6,557.4
Services net sales	436.6	337.6	1,282.0	1,004.9
Total net sales	2,614.9	2,508.8	7,725.0	7,562.3

Products cost of sales (exclusive of depreciation and amortization)	1,709.7	1,691.9	5,019.7	5,084.4
Services cost of sales (exclusive of depreciation and amortization)	334.8	243.9	978.4	730.3
Total cost of sales	2,044.5	1,935.8	5,998.1	5,814.7

Products gross profit	468.6	479.3	1,423.3	1,473.0
Services gross profit	101.8	93.7	303.6	274.6
Total gross profit	570.4	573.0	1,726.9	1,747.6
Selling, general and administrative expenses (exclusive of depreciation and amortization)	291.4	253.4	867.8	812.8
Restructuring, impairment and other charges-net (Note 6)	38.1	13.9	80.6	97.9
Depreciation and amortization	106.3	119.0	330.9	364.9
Income from operations	134.6	186.7	447.6	472.0
Interest expense-net	65.6	63.7	193.9	188.0
Investment and other (income) expense-net	(0.3)	(0.4)	9.2	3.2
Loss on debt extinguishment	46.3	—	81.9	12.1
Earnings before income taxes	23.0	123.4	162.6	268.7
Income tax expense	5.0	52.2	52.8	70.6
Net earnings	18.0	71.2	109.8	198.1
Less: Income (loss) attributable to noncontrolling interests	3.3	(0.2)	2.6	0.5
Net earnings attributable to RR Donnelley common shareholders	$14.7	$71.4	$107.2	$197.6

Net earnings per share attributable to RR Donnelley common shareholders (Note 10):

Basic net earnings per share	$0.08	$0.39	$0.59	$1.10
Diluted net earnings per share	$0.08	$0.39	$0.58	$1.09

Dividends declared per common share	$0.26	$0.26	$0.78	$0.78

Weighted average number of common shares outstanding:
Basic	182.3	180.8	181.8	180.3
Diluted	183.9	182.4	183.3	182.1

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$18.0	$71.2	$109.8	$198.1

Other comprehensive income (loss), net of tax (Note 11):
Translation adjustments	(1.1)	35.9	(19.8)	16.1
Adjustment for net periodic pension and other postretirement benefits plan cost	5.6	6.3	9.5	7.8
Change in fair value of derivatives	0.2	0.1	0.3	0.5
Other comprehensive income (loss)	4.7	42.3	(10.0)	24.4
Comprehensive income	22.7	113.5	99.8	222.5
Less: comprehensive income (loss) attributable to noncontrolling interests	3.3	(0.1)	2.7	0.6

Comprehensive income attributable to RR Donnelley common shareholders	$19.4	$113.6	$97.1	$221.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net earnings	$109.8	$198.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	16.6	19.6
Depreciation and amortization	330.9	364.9
Provision for doubtful accounts receivable	11.8	7.3
Share-based compensation	15.6	18.6
Deferred income taxes	(18.0)	8.4
Changes in uncertain tax positions	(1.4)	(18.9)
Loss on investments and other assets—net	3.2	1.0
Loss related to Venezuela currency devaluation	3.2	—
Loss on debt extinguishment	81.9	12.1
Net pension and other postretirement benefits plan income	(13.4)	(35.9)
Other	8.0	31.2
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	(63.8)	(167.5)
Inventories	(30.7)	(31.3)
Prepaid expenses and other current assets	(1.6)	(8.4)
Accounts payable	(106.1)	12.3
Income taxes payable and receivable	(3.8)	26.3
Accrued liabilities and other	(14.6)	(125.8)
Pension and other postretirement benefits plan contributions	(20.5)	(142.6)
Net cash provided by operating activities	307.1	169.4
INVESTING ACTIVITIES
Capital expenditures	(139.6)	(159.9)
Acquisitions of businesses, net of cash acquired	0.4	(89.4)
Proceeds from return of capital and sale of investments and other assets	10.0	42.1
Other investing activities	3.1	(2.6)
Net cash used in investing activities	(126.1)	(209.8)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	847.8	450.0
Net change in short-term debt	2.2	0.2
Payments of current maturities and long-term debt	(830.2)	(623.6)
Net proceeds from credit facility borrowings	—	279.0
Debt issuance costs	(14.7)	(7.5)
Dividends paid	(141.3)	(140.2)
Other financing activities	(4.7)	14.7
Net cash used in financing activities	(140.9)	(27.4)
Effect of exchange rate on cash and cash equivalents	(8.0)	11.0
Net increase (decrease) in cash and cash equivalents	32.1	(56.8)
Cash and cash equivalents at beginning of year	430.7	449.7
Cash and cash equivalents at end of period	$462.8	$392.9
Supplemental non-cash disclosure
Proceeds deposited in escrow from sale of property	$—	$7.9

(See Notes to Condensed Consolidated Financial Statements)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments, as well as an other than normal adjustment as described in the paragraph below, that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. All significant intercompany transactions have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

During the nine months ended September 30, 2012, the Company identified and recognized $22.7 million, of which $19.8 million was recognized in the first quarter of 2012, to correct an over-accrual for rebates owed to certain office products customers, which understated accounts receivable and net sales during the years 2008 through 2011. Following qualitative and quantitative review, the Company concluded that the over-accrual was not material to any prior period, to the full year 2012, or the trend of annual operating results.

2. Acquisitions

For the three and nine months ended September 30, 2013, the Company recorded $1.1 million and $2.2 million of acquisition-related expenses, respectively, associated with contemplated acquisitions within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

2012 Acquisitions

On December 28, 2012, the Company acquired Presort Solutions (“Presort”), a provider of mail presorting services to businesses in various industries. The acquisition of Presort expanded the range of logistics co-mailing capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for Presort was $11.7 million, net of cash acquired of $0.8 million.

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

For the three and nine months ended September 30, 2012, the Company recorded $1.3 million and $2.1 million of acquisition-related expenses, respectively, associated with acquisitions completed or contemplated within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The Presort, Meisel, XPO and EDGAR Online acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisitions and the fair value of the contingent consideration over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The tax deductible goodwill related to these acquisitions was $23.5 million.

Based on the valuations, the final purchase price allocations for these acquisitions were as follows:

Accounts receivable	$18.3
Inventories	2.0
Prepaid expenses and other current assets	4.3
Property, plant and equipment	10.4
Amortizable other intangible assets	37.5
Other noncurrent assets	15.1
Goodwill	55.6
Accounts payable and accrued liabilities	(21.5)
Other noncurrent liabilities	(0.1)
Deferred taxes-net	10.4
Total purchase price-net of cash acquired	132.0
Less: debt assumed	1.4
Less: fair value of contingent consideration	3.5
Net cash paid	$127.1

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

Pro forma

If the 2012 acquisitions described above had occurred at January 1, 2011, the Company’s pro forma net sales for the three and nine months ended September 30, 2012 would have been $2,568.1 million and $7,755.8 million, respectively.

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

3. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Raw materials and manufacturing supplies	$225.2	$214.2
Work in process	185.4	158.8
Finished goods	221.1	229.3
LIFO reserve	(93.1)	(92.1)
Total	$538.6	$510.2

4. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Land	$94.6	$98.7
Buildings	1,159.6	1,167.0
Machinery and equipment	6,019.3	6,022.7
	7,273.5	7,288.4
Accumulated depreciation	(5,822.6)	(5,671.8)
Total	$1,450.9	$1,616.6

During the three and nine months ended September 30, 2013, depreciation expense was $81.7 million and $256.6 million, respectively. During the three and nine months ended September 30, 2012, depreciation expense was $89.3 million and $277.3 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $20.9 million and $19.2 million at September 30, 2013 and December 31, 2012, respectively. These assets were included in other current assets in the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

	U.S. Print and Related Services	International	Total
Net book value as of December 31, 2012
Goodwill	$3,299.2	$1,321.5	$4,620.7
Accumulated impairment losses	(1,989.9)	(1,194.4)	(3,184.3)
Total	1,309.3	127.1	1,436.4
Foreign exchange and other adjustments	(2.4)	1.0	(1.4)
Net book value as of September 30, 2013
Goodwill	3,296.8	1,307.2	4,604.0
Accumulated impairment losses	(1,989.9)	(1,179.1)	(3,169.0)
Total	$1,306.9	$128.1	$1,435.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The components of other intangible assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$732.3	$(433.9)	$298.4	$731.1	$(388.0)	$343.1
Patents	98.3	(98.2)	0.1	98.3	(98.1)	0.2
Trademarks, licenses and agreements	31.4	(27.7)	3.7	31.7	(26.1)	5.6
Trade names	27.1	(12.4)	14.7	27.1	(11.2)	15.9
Total amortizable other intangible assets	889.1	(572.2)	316.9	888.2	(523.4)	364.8
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1
Total other intangible assets	$907.2	$(572.2)	$335.0	$906.3	$(523.4)	$382.9

Amortization expense for other intangible assets was $16.0 million and $22.7 million for the three months ended September 30, 2013 and 2012, respectively, and $48.4 million and $69.1 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2013:

For the year ending December 31,	Amount
2013	$64.4
2014	63.5
2015	57.9
2016	39.2
2017	32.8
2018 and thereafter	107.5
Total	$365.3

6. Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges Recognized in Results of Operations

For the three months ended September 30, 2013 and 2012, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended September 30, 2013	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
U.S. Print and Related Services	$13.9	$6.6	$20.5	$7.6	$4.7	$32.8
International	4.0	0.6	4.6	0.3	—	4.9
Corporate	—	0.4	0.4	—	—	0.4
Total	$17.9	$7.6	$25.5	$7.9	$4.7	$38.1

Three Months Ended September 30, 2012	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
U.S. Print and Related Services	$5.1	$2.7	$7.8	$1.6	$—	$9.4
International	2.3	2.1	4.4	—	—	4.4
Corporate	0.1	—	0.1	—	—	0.1
Total	$7.5	$4.8	$12.3	$1.6	$—	$13.9

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

For the nine months ended September 30, 2013 and 2012, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended September 30, 2013	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
U.S. Print and Related Services	$23.4	$23.1	$46.5	$14.3	$4.7	$65.5
International	9.8	1.9	11.7	1.0	—	12.7
Corporate	0.8	1.2	2.0	0.4	—	2.4
Total	$34.0	$26.2	$60.2	$15.7	$4.7	$80.6

Nine Months Ended September 30, 2012	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
U.S. Print and Related Services	$44.0	$14.6	$58.6	$16.6	$—	$75.2
International	9.1	3.2	12.3	1.0	—	13.3
Corporate	5.0	2.8	7.8	1.6	—	9.4
Total	$58.1	$20.6	$78.7	$19.2	$—	$97.9

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2013, the Company recorded net restructuring charges of $17.9 million and $34.0 million, respectively, for employee termination costs for 1,276 employees, of whom 779 were terminated as of September 30, 2013. These charges primarily related to the closing of three manufacturing facilities within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $7.6 million and $26.2 million, respectively, for the three and nine months ended September 30, 2013, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the three and nine months ended September 30, 2013, the Company also recorded $7.9 million and $15.7 million, respectively, of impairment charges primarily related to buildings and machinery and equipment associated with facility closings.

For the three and nine months ended September 30, 2012, the Company recorded net restructuring charges of $7.5 million and $58.1 million, respectively, for employee termination costs for 2,100 employees, substantially all of whom were terminated as of September 30, 2013. These charges primarily related to actions resulting from the reorganization of sales and administrative functions across all segments, the closing of five manufacturing facilities within the U.S. Print and Related Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.8 million and $20.6 million for the three and nine months ended September 30, 2012, respectively. The Company also recorded $1.6 million and $19.2 million, respectively, of impairment charges primarily related to machinery and equipment associated with the facility closings and other asset disposals for the three and nine months ended September 30, 2012, respectively.

The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the three and nine months ended September 30, 2013, the Company recorded charges of $4.7 million as a result of its decision to partially withdraw from certain multi-employer pension plans. These charges for multi-employer pension plan withdrawal obligations unrelated to facility closures were included in restructuring, impairment and other charges in the Condensed Consolidated Statement of Operations and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. The liabilities for these withdrawal obligations of $4.7 million as of September 30, 2013 were included in other non-current liabilities.

As of September 30, 2013, the Company was contributing to three defined benefit multi-employer pension plans. It is reasonably possible that the Company will withdraw from one or more of the remaining multi-employer pension plans in the near

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

term, which would give rise to additional withdrawal obligations. The Company currently estimates that these potential withdrawal obligations for all three plans could range from $45 to $55 million.

The Company’s withdrawal liability may be disproportionate to its current costs of continuing to participate in the plans and could be affected by the financial stability of other employers participating in the plans and any decision by other participating employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, further reductions in participation or withdrawals from multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position or cash flows.

Restructuring Charges Reserve

The restructuring reserve as of December 31, 2012 and September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

	December 31, 2012	Restructuring Charges	Foreign Exchange and Other	Cash Paid	September 30, 2013
Employee terminations	$23.4	$34.0	$(0.4)	$(28.8)	$28.2
Multi-employer pension plan withdrawal obligations	25.1	14.5	—	(1.9)	37.7
Lease terminations and other	30.0	11.7	0.6	(19.8)	22.5
Total	$78.5	$60.2	$0.2	$(50.5)	$88.4

The current portion of restructuring reserves of $37.1 million at September 30, 2013 was included in accrued liabilities, while the long-term portion of $51.3 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations and lease termination costs, was included in other noncurrent liabilities at September 30, 2013.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September of 2014.

Payments on all of the Company’s multi-employer pension plan complete or partial withdrawal obligations, including those related to facility closures and as a result of the Company’s decision to withdraw from the plan, are scheduled to be substantially completed by 2033. Changes based on uncertainties in these estimated withdrawal obligations, such as those described above, could affect the ultimate charges related to multi-employer pension plan withdrawals.

As of September 30, 2013 and December 31, 2012, the restructuring liabilities classified as “lease terminations and other” consisted of lease terminations, other facility closing costs and contract termination costs. Payments on certain of the lease obligations are scheduled to continue until 2026. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations. Any potential recoveries or additional charges could affect amounts reported in the Condensed Consolidated Financial Statements of future periods.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

7. Employee Benefits

The components of the estimated net pension and other postretirement benefits plan income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension (income) expense
Service cost	$0.7	$1.7	$2.3	$5.2
Interest cost	44.6	47.5	133.7	142.3
Expected return on plan assets	(60.6)	(65.9)	(181.8)	(197.5)
Amortization, net	12.4	6.7	37.6	20.6
Settlements	0.8	—	0.8	—
Net pension income	$(2.1)	$(10.0)	$(7.4)	$(29.4)
Other postretirement benefits plan (income) expense
Service cost	$1.8	$1.7	$5.5	$5.0
Interest cost	4.1	4.7	12.2	13.9
Expected return on plan assets	(3.0)	(3.6)	(8.9)	(10.5)
Amortization, net	(4.9)	(5.0)	(14.8)	(14.9)
Net other postretirement benefits plan income	$(2.0)	$(2.2)	$(6.0)	$(6.5)

8. Share-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The total compensation expense related to all share-based compensation plans was $4.5 million and $15.6 million for the three and nine months ended September 30, 2013, respectively. The total compensation expense related to all share-based compensation plans was $3.8 million and $18.6 million for the three and nine months ended September 30, 2012, respectively.

Stock Options

There were no options granted during the nine months ended September 30, 2013. The Company granted 1,221,000 stock options, with a grant date fair market value of $2.96, during the nine months ended September 30, 2012. The fair market value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model.

The assumptions used to determine the fair market value of the stock options granted during the nine months ended September 30, 2012 were as follows:

2012
Expected volatility	39.71%
Risk-free interest rate	1.18%
Expected life (years)	6.25
Expected dividend yield	5.06%

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Stock option awards as of December 31, 2012 and September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	4,726	$18.90	6.2	$2.1
Exercised	(193)	10.42
Cancelled/forfeited/expired	(373)	18.08
Outstanding at September 30, 2013	4,160	19.36	5.9	11.5
Vested and expected to vest at September 30, 2013	4,119	19.42	5.9	11.4
Exercisable at September 30, 2013	1,249	$8.29	6.0	$9.4

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2013 and December 31, 2012, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2013 and December 31, 2012. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the three and nine months ended September 30, 2013 was $0.3 million and $0.7 million, respectively. There were no options exercised during the three months ended September 30, 2012. Total intrinsic value of options exercised for the nine months ended September 30, 2012 was $1.2 million.

Compensation expense related to stock options for the three and nine months ended September 30, 2013 was $0.3 million and $1.1 million, respectively. Compensation expense related to stock options for the three and nine months ended September 30, 2012 was $0.6 million and $2.4 million, respectively. As of September 30, 2013, $2.1 million of total unrecognized compensation expense related to 1.0 million stock options with a weighted average fair market value of $3.28, is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2012 and September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	3,246	$11.85
Granted	1,402	9.70
Vested	(2,023)	10.25
Forfeited	(96)	11.02
Nonvested at September 30, 2013	2,529	$11.96

Compensation expense related to restricted stock units for the three and nine months ended September 30, 2013 was $3.6 million and $12.8 million, respectively. Compensation expense related to restricted stock units for the three and nine months ended September 30, 2012 was $3.8 million and $15.8 million, respectively. As of September 30, 2013, there was $17.6 million of unrecognized share-based compensation expense related to approximately 2.4 million of restricted stock unit awards, with a weighted average grant date fair market value of $11.97, that are expected to vest over a weighted average period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Performance Share Units

Nonvested performance share unit awards as of December 31, 2012 and September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	468	$12.84
Granted	485	8.85
Nonvested at September 30, 2013	953	$10.81

During the nine months ended September 30, 2013, 485,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance period for the shares awarded is January 1, 2013 through December 31, 2015. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the nine months ended September 30, 2013 range from 242,500 to 485,000 shares, should certain performance targets be achieved. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.

Compensation expense for the performance share unit awards granted in 2013 and 2012 is being recognized based on the maximum estimated payout of 485,000 and 233,000 shares, for each respective period. Compensation expense for awards granted during 2011 is currently being recognized based on an estimated payout of 50%, or 117,500 shares. Compensation expense related to performance share unit awards for the three and nine months ended September 30, 2013 was $0.6 million and $1.7 million, respectively. Compensation expense related to performance share unit awards for the three and nine months ended September 30, 2012 was income of $0.6 million, due to a change in the estimated payout of the 2011 awards, and expense of $0.4 million, respectively. As of September 30, 2013, there was $4.3 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 2.0 years.

9. Equity

The Company’s equity as of December 31, 2012 and September 30, 2013, and changes during the nine months ended September 30, 2013, were as follows:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$52.8	$15.9	$68.7
Net earnings	107.2	2.6	109.8
Other comprehensive income (loss)	(10.1)	0.1	(10.0)
Share-based compensation	15.6	—	15.6
Issuance of share-based awards, net of withholdings and other	(5.3)	—	(5.3)
Dividends paid	(141.3)	—	(141.3)
Distributions to noncontrolling interests	—	(1.1)	(1.1)
Balance at September 30, 2013	$18.9	$17.5	$36.4

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The Company’s equity as of December 31, 2011 and September 30, 2012, and changes during the nine months ended September 30, 2012, were as follows:

	RR Donnelley Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$1,042.7	$19.5	$1,062.2
Net earnings	197.6	0.5	198.1
Other comprehensive income	24.3	0.1	24.4
Share-based compensation	18.6	—	18.6
Issuance of share-based awards, net of withholdings and other	(11.7)	—	(11.7)
Dividends paid	(140.2)	—	(140.2)
Distributions to noncontrolling interests	—	(1.2)	(1.2)
Balance at September 30, 2012	$1,131.3	$18.9	$1,150.2

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

During the nine months ended September 30, 2013 and 2012, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation and the anti-dilutive share-based awards for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings per share attributable to RR Donnelley common shareholders
Basic	$0.08	$0.39	$0.59	$1.10
Diluted	$0.08	$0.39	$0.58	$1.09
Dividends declared per common share	$0.26	$0.26	$0.78	$0.78
Numerator:
Net earnings attributable to RR Donnelley common shareholders	$14.7	$71.4	$107.2	$197.6
Denominator:
Weighted average number of common shares outstanding	182.3	180.8	181.8	180.3
Dilutive options and awards	1.6	1.6	1.5	1.8
Diluted weighted average number of common shares outstanding	183.9	182.4	183.3	182.1
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	1.4	2.0	1.6	2.2
Performance share units	1.0	0.5	0.8	0.5
Stock options	3.7	4.4	4.0	4.3
Total	6.1	6.9	6.4	7.0

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

11. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2013 was as follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(1.1)	$—	$(1.1)	$(19.8)	$—	$(19.8)
Adjustment for net periodic pension and other postretirement benefits plan cost	8.5	2.9	5.6	23.9	14.4	9.5
Change in fair value of derivatives	0.3	0.1	0.2	0.5	0.2	0.3
Other comprehensive income (loss)	$7.7	$3.0	$4.7	$4.6	$14.6	$(10.0)

During the nine months ended September 30, 2013, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded changes at their historical exchange rates.

Income tax expense allocated to each component of other comprehensive income for the three and nine months ended September 30, 2012 was as follows;

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$35.9	$—	$35.9	$16.1	$—	$16.1
Adjustment for net periodic pension and other postretirement benefits plan cost	10.3	4.0	6.3	13.9	6.1	7.8
Change in fair value of derivatives	0.2	0.1	0.1	0.8	0.3	0.5
Other comprehensive income	$46.4	$4.1	$42.3	$30.8	$6.4	$24.4

Accumulated other comprehensive loss by component as of December 31, 2012 and September 30, 2013, and changes for the nine months ended September 30, 2013, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2012	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)
Other comprehensive loss before reclassifications	—	(5.6)	(19.9)	(25.5)
Amount reclassified from accumulated other comprehensive loss	0.3	15.1	—	15.4
Net change in accumulated other comprehensive loss	0.3	9.5	(19.9)	(10.1)
Balance at September 30, 2013	$(0.3)	$(1,075.6)	$36.6	$(1,039.3)

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

 Accumulated other comprehensive loss by component as of December 31, 2011 and September 30, 2012, and changes for the nine months ended September 30, 2012, were as follows:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2011	$(1.1)	$(907.5)	$45.3	$(863.3)
Other comprehensive income before reclassifications	—	4.5	16.0	20.5
Amount reclassified from accumulated other comprehensive loss	0.5	3.3	—	3.8
Net change in accumulated other comprehensive loss	0.5	7.8	16.0	24.3
Balance at September 30, 2012	$(0.6)	$(899.7)	$61.3	$(839.0)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed Consolidated Statements of Operations
	2013	2012	2013	2012
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$12.4	$6.7	$37.6	$20.6	(a)
Net prior service credit	(4.9)	(5.0)	(14.8)	(14.9)	(a)
Settlements	0.8	—	0.8	—	(a)
Reclassifications before tax	8.3	1.7	23.6	5.7
Income tax expense	2.9	0.7	8.5	2.4
Reclassifications, net of tax	$5.4	$1.0	$15.1	$3.3

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

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations and print management offering, managed as one integrated platform, along with logistics, premedia and other print related services. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, packaging, statement printing, commercial print, premedia and logistics services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, commercial print, direct mail and print

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is consistent with the presentation of profitability reported within the Condensed Consolidated Financial Statements.

Three months ended September 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$1,917.7	$(7.7)	$1,910.0	$144.1	$68.8	$29.0
International	725.2	(20.3)	704.9	45.2	25.2	11.7
Total operating segments	2,642.9	(28.0)	2,614.9	189.3	94.0	40.7
Corporate	—	—	—	(54.7)	12.3	14.6
Total operations	$2,642.9	$(28.0)	$2,614.9	$134.6	$106.3	$55.3

Three months ended September 30, 2012	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$1,866.8	$(13.4)	$1,853.4	$178.7	$81.3	$23.0
International	680.8	(25.4)	655.4	27.5	26.5	12.5
Total operating segments	2,547.6	(38.8)	2,508.8	206.2	107.8	35.5
Corporate	—	—	—	(19.5)	11.2	30.7
Total operations	$2,547.6	$(38.8)	$2,508.8	$186.7	$119.0	$66.2

Nine months ended September 30, 2013	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$5,696.4	$(23.1)	$5,673.3	$470.7	$4,470.9	$215.4	$76.3
International	2,118.5	(66.8)	2,051.7	115.7	2,010.7	78.1	30.3
Total operating segments	7,814.9	(89.9)	7,725.0	586.4	6,481.6	293.5	106.6
Corporate	—	—	—	(138.8)	620.4	37.4	33.0
Total operations	$7,814.9	$(89.9)	$7,725.0	$447.6	$7,102.0	$330.9	$139.6

Nine months ended September 30, 2012	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
U.S. Print and Related Services	$5,613.9	$(33.1)	$5,580.8	$483.6	$5,710.7	$252.2	$77.4
International	2,052.3	(70.8)	1,981.5	100.1	2,333.7	81.1	30.5
Total operating segments	7,666.2	(103.9)	7,562.3	583.7	8,044.4	333.3	107.9
Corporate	—	—	—	(111.7)	259.5	31.6	52.0
Total operations	$7,666.2	$(103.9)	$7,562.3	$472.0	$8,303.9	$364.9	$159.9

Restructuring and impairment charges by segment for the three and nine months ended September 30, 2013 and 2012 are described in Note 6.

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

14. Debt

The Company’s debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
4.95% senior notes due April 1, 2014	$258.2	$258.1
5.50% senior notes due May 15, 2015	200.0	299.9
8.60% senior notes due August 15, 2016	218.6	347.4
6.125% senior notes due January 15, 2017	250.8	523.3
7.25% senior notes due May 15, 2018	350.0	600.0
11.25% debentures due February 1, 2019 (a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	450.0
7.625% senior notes due June 15, 2020	400.0	400.0
7.875% senior notes due March 15, 2021	447.9	—
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	—
6.625% debentures due April 15, 2029	199.4	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other (b)	19.0	38.4
Total debt	3,516.0	3,438.6
Less: current portion	(275.9)	(18.4)
Long-term debt	$3,240.1	$3,420.2

(a)

As of September 30, 2013 and December 31, 2012, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.50% as a result of downgrades in the ratings of the notes by the rating agencies.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $264.0 million and less than its book value by approximately $3.7 million at September 30, 2013 and December 31, 2012, respectively.

There were no borrowings outstanding under the Company’s $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) as of September 30, 2013 or December 31, 2012. The weighted average interest rate on borrowings under the Credit Agreement and the Company’s previous $1.75 billion revolving credit facility (the “Previous Credit Agreement”) during the nine months ended September 30, 2013 and 2012 was 2.0% and 2.1%, respectively.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017. The repurchases resulted in a pre-tax loss on debt extinguishment of $46.3 million for the three and nine months ended September 30, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes commenced on September 15, 2013 and is payable semi-annually on March 15 and September 15 of each year. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Credit Agreement. The repurchases resulted in a pre-tax loss on debt extinguishment of $35.6 million for the nine months ended September 30, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

    On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. Interest on the notes commenced on September 15, 2012 and is payable semi-annually on March 15 and September 15 of each year. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The repurchases resulted in a pre-tax loss on debt extinguishment of $12.1 million for the nine months ended September 30, 2012, consisting of a loss of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

On January 15, 2012, proceeds from borrowings under the Company’s Previous Credit Agreement were used to pay the $158.6 million 5.625% senior notes that matured on January 15, 2012.

Interest income was $2.1 million and $8.4 million for the three and nine months ended September 30, 2013, respectively. Interest income was $3.8 million and $11.5 million for the three and nine months ended September 30, 2012, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Condensed Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at September 30, 2013 and December 31, 2012 was $524.9 million and $654.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

At September 30, 2013 and December 31, 2012, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Condensed Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	September 30, 2013	December 31, 2012
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.4	$0.6
Accrued liabilities	23.2	24.0
Derivatives designated as fair value hedges
Prepaid expenses and other current assets	$2.6	$—
Other noncurrent assets	—	14.7
Other noncurrent liabilities	4.9	—

The gross and net amounts of foreign exchange forward contracts and interest rate swaps recognized in the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.4	$—	$0.4	$(0.4)	$—
Foreign exchange forward contracts reported net	0.6	(0.6)	—	—	—
Total foreign exchange forward contracts	1.0	(0.6)	0.4	(0.4)	—
Interest rate swaps	2.6	—	2.6	(0.5)	2.1
Total	$3.6	$(0.6)	$3.0	$(0.9)	$2.1

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

September 30, 2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Liabilities
Foreign exchange forward contracts reported gross	$14.6	$—	$14.6	$—	$14.6
Foreign exchange forward contracts reported net	9.2	(0.6)	8.6	(0.5)	8.1
Total foreign exchange forward contracts	23.8	(0.6)	23.2	(0.5)	22.7
Interest rate swaps	4.9	—	4.9	(0.4)	4.5
Total	$28.7	$(0.6)	$28.1	$(0.9)	$27.2

December 31, 2012	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Condensed Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.6	$—	$0.6	$(0.1)	$0.5
Interest rate swaps	14.7	—	14.7	(3.5)	11.2
Total	$15.3	$—	$15.3	$(3.6)	$11.7

Liabilities
Foreign exchange forward contracts reported gross	$24.0	$—	$24.0	$(3.6)	$20.4

The pre-tax losses related to derivatives not designated as hedges recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Classification of Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$14.2	$11.6	$8.7	$14.0

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Classification of (Gain) Loss Recognized in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Fair Value Hedges
Interest rate swaps	Investment and other (income) expense - net	$(0.6)	$(3.9)	$17.0	$(7.4)
Hedged items	Investment and other (income) expense – net	0.6	3.5	(16.1)	6.8
Total (gain) loss recognized as ineffectiveness in the condensed consolidated statements of operations	Investment and other (income) expense - net	$—	$(0.4)	$0.9	$(0.6)

The Company also recognized a net reduction to interest expense of $2.0 million and $6.5 million for three and nine months ended September 30, 2013, respectively, and $1.9 million and $5.9 million for the three and nine months ended September 30, 2012,

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

respectively, related to the Company’s fair value hedges, which included interest accruals on the derivatives and amortization of the basis in the hedged items.

16. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s only assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 15 for further discussion on the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of September 30, 2013 and December 31, 2012. See Note 14 for the fair value of the Company’s debt, which is recorded at book value.

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

Assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013		As of September 30, 2013
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$3.2	$3.7	$4.4	$4.6	$4.4
Long-lived assets held for sale or disposal	5.4	5.2	12.6	18.8	17.1
Total	$8.6	$8.9	$17.0	$23.4	$21.5

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012		As of September 30, 2012
	Impairment Charge	Fair Value Measurement (Level 3)	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$0.6	$1.2	$5.2	$4.6	$3.9
Long-lived assets held for sale or disposal	0.9	—	14.9	5.4	5.4
Total	$1.5	$1.2	$20.1	$10.0	$9.3

The fair values of long-lived assets held for sale that were remeasured during the three and nine months ended September 30, 2013 were reduced by estimated costs to sell of $0.4 million and $1.3 million, respectively. The fair values of long-lived assets held for sale that were remeasured during the nine months ended September 30, 2012 were reduced by estimated costs to sell of $0.4 million. There were no estimated costs to sell related to long-lived assets held for sale that were remeasured during the three months ended September 30, 2012.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 was effective for and adopted by the Company in the third quarter of 2013 and did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

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

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in millions, except per share data, unless otherwise indicated)

Note 18: Subsequent Events

On October 24, 2013, the Company announced that it had entered into a definitive agreement to acquire Consolidated Graphics for a total value of approximately $620 million in cash and RR Donnelley shares, plus the assumption of Consolidated Graphic’s net debt. Consolidated Graphics, a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, is headquartered in Houston, Texas, and has operations in North America, Europe and Asia. The acquisition is expected to close in the first quarter of 2014 and is subject to customary closing conditions, including regulatory approval and approval of Consolidated Graphics’ shareholders.

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

Business Acquisitions

On October 24, 2013, the Company announced that it had entered into a definitive agreement to acquire Consolidated Graphics for a total value of approximately $620 million in cash and RR Donnelley shares, plus the assumption of Consolidated Graphic’s net debt. Consolidated Graphics, a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, is headquartered in Houston, Texas, and has operations in North America, Europe and Asia. The acquisition is expected to close in the first quarter of 2014 and is subject to customary closing conditions, including regulatory approval and approval of Consolidated Graphics’ shareholders.

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

U.S. Print and Related Services

The U.S. Print and Related Services segment includes the Company’s U.S. printing operations and print management offering, managed as one integrated platform, along with logistics, premedia and other print related services. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, office products, packaging, statement printing, commercial print, premedia and logistics services.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and related service offerings include magazines, catalogs, retail inserts, books, directories, financial printing and related services, direct mail, forms, labels, packaging, manuals, statement printing, commercial print, premedia and logistics services. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

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

Products and Services

The Company separately reports its net sales, related costs of sales and gross profit for its product and related service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, books, directories, direct mail, financial print, forms, labels, statement printing, commercial print, office products, packaging, manuals and other related products procured through the Company’s print management offering. The Company’s service offerings primarily consist of logistics, premedia, EDGAR-related and eXtensible Business Reporting Language (“XBRL”) financial services and certain business outsourcing services.

Executive Summary

Financial Performance: Three Months Ended September 30, 2013

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the three months ended September 30, 2013, from the three months ended September 30, 2012, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the three months ended September 30, 2012	$186.7	7.4%	$71.4	$0.39
2013 restructuring, impairment and other charges—net	(38.1)	(1.5%)	(23.4)	(0.13)
2012 restructuring, impairment and other charges—net	13.9	0.6%	9.3	0.05
Acquisition-related expenses	0.2	0.1%	0.1	0.00
Loss on debt extinguishment	—	—	(30.1)	(0.16)
2012 income tax adjustments	—	—	11.0	0.06
Operations	(28.1)	(1.5%)	(23.6)	(0.13)
For the three months ended September 30, 2013	$134.6	5.1%	$14.7	$0.08

2013 restructuring, impairment and other charges—net: included pre-tax charges of $17.9 million for employee termination costs; $7.9 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures; $7.6 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $4.7 million for other estimated charges related to the decision to partially withdraw from certain multi-employer pension plans.

2012 restructuring, impairment and other charges—net: included pre-tax charges of $7.5 million for employee termination costs; $4.8 million of lease termination and other restructuring costs; and $1.6 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures.

Acquisition-related expenses: included pre-tax charges of $1.1 million ($1.1 million after-tax) related to legal, accounting and other expenses for the three months ended September 30, 2013 associated with contemplated acquisitions. For the three months ended September 30, 2012, these pre-tax charges were $1.3 million ($1.2 million after-tax) for acquisitions completed or contemplated.

Loss on debt extinguishment: included a pre-tax loss of $46.3 million ($30.1 million after-tax) for the three months ended September 30, 2013 due to the repurchase of $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017.

2012 income tax adjustments: included the recognition of a provision related to certain foreign earnings no longer considered to be permanently reinvested for the three months ended September 30, 2012.

Operations: reflected a $38.4 million increase in incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, price pressures, wage and other inflation in Latin America, Asia and business process outsourcing, a decline in pension and other postretirement benefits plan income, an increase in workers’ compensation expense and lower recoveries on print-related by-products, partially offset by price increases driven by inflation in Latin America, reduced depreciation and amortization expense, an increase in capital markets transactions activity, higher volume in Latin America due in part to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013, the suspension of the Company’s 401(k) match, higher volume in Asia and logistics and cost savings from restructuring activities. Additionally, income tax expense decreased due to the recognition of previously unrecognized tax benefits related to certain state tax matters. See further details in the review of operating results by segment that follows below.

Financial Performance: Nine Months Ended September 30, 2013

The changes in the Company’s income from operations, operating margin, net earnings attributable to RR Donnelley common shareholders and net earnings attributable to RR Donnelley common shareholders per diluted share for the nine months ended September 30, 2013, from the nine months ended September 30, 2012, were due to the following:

	Income from Operations	Operating Margin	Net Earnings Attributable to RR Donnelley Common Shareholders	Net Earnings Attributable to RR Donnelley Shareholders Per Diluted Share
	(in millions, except margin and per share data)
For the nine months ended September 30, 2012	$472.0	6.2%	$197.6	$1.09
2013 restructuring, impairment and other charges—net	(80.6)	(1.0%)	(51.5)	(0.28)
2012 restructuring, impairment and other charges—net	97.9	1.3%	65.2	0.36
Acquisition-related expenses	(0.1)	0.0%	(0.2)	0.00
Loss on investments	—	—	(1.0)	(0.01)
2013 Venezuela devaluation	—	—	(2.2)	(0.01)
Loss on debt extinguishment	—	—	(45.3)	(0.25)
2012 income tax adjustments	—	—	(15.1)	(0.08)
Operations	(41.6)	(0.7%)	(40.3)	(0.24)
For the nine months ended September 30, 2013	$447.6	5.8%	$107.2	$0.58

2013 restructuring, impairment and other charges—net: included pre-tax charges of $34.0 million for employee termination costs; $26.2 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; $15.7 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures; and $4.7 million for other estimated charges related to the decision to partially withdraw from certain multi-employer pension plans.

2012 restructuring, impairment and other charges—net: included pre-tax charges of $58.1 million for employee termination costs; $20.6 million of lease termination and other restructuring costs; and $19.2 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

Acquisition-related expenses: included pre-tax charges of $2.2 million ($2.2 million after-tax) related to legal, accounting and other expenses for the nine months ended September 30, 2013 associated with contemplated acquisitions. For the nine months ended September 30, 2012, these pre-tax charges were $2.1 million ($2.0 million after-tax) for acquisitions completed or contemplated.

Loss on investments: included pre-tax impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the nine months ended September 30, 2013 and $4.1 million ($2.6 million after-tax) for the nine months ended September 30, 2012.

2013 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($3.2 million after-tax), of which $1.0 million was included in loss attributable to noncontrolling interests.

Loss on debt extinguishment: included a pre-tax loss of $81.9 million ($53.2 million after-tax) for the nine months ended September 30, 2013, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015. For the nine months ended September 30, 2012, a pre-tax loss of $12.1 million ($7.9 million after-tax) was recognized due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due

May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

2012 income tax adjustments: included the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions, partially offset by a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested for the nine months ended September 30, 2012.

Operations: reflected price pressures, wage and other inflation in Latin America and Asia, an increase in incentive compensation expense, the $22.7 million prior year adjustment to net sales to correct an over-accrual of rebates due to certain office products customers, a decline in pension and other postretirement benefits plan income and lower recoveries on print-related by-products, partially offset by price increases driven by inflation  in Latin America, reduced depreciation and amortization expense, the suspension of the Company’s 401(k) match, cost savings from restructuring activities, higher volume in Asia and logistics, an increase in capital markets transactions activity, reduced healthcare costs and higher volume in Latin America due in part to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013. Income tax expense for the nine months ended September 30, 2013 reflected the recognition of previously unrecognized tax benefits related to certain state tax matters. For the nine months ended September 30, 2012, income tax expense reflected the release of valuation allowances on certain deferred tax assets in Europe. See further details in the review of operating results by segment that follows below.

Overview

Net sales increased in the third quarter of 2013 compared to the same period in the prior year due primarily to sales from acquisitions, including incremental pass-through postage revenue, as well as increased sales in Latin America as a result of price increases driven by inflation  and higher volume due in part to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013, an increase in capital markets transactions activity, an increase in freight brokerage services and print logistics volume, higher volume in Asia and Global Turnkey Solutions and higher pass-through paper sales in Asia and Europe. These increases were partially offset by price pressures, primarily in magazines, catalogs and retail inserts, a decline in pass-through print management sales and lower volume in business process outsourcing, a decline in XBRL and compliance services volume, decreased pass-through paper sales in books and directories and magazines, catalogs and retail inserts, lower volume in magazines, catalogs and retail inserts and commercial print and changes in foreign exchange rates. The largest net sales declines were experienced in magazines, catalogs and retail inserts, business process outsourcing, commercial and books and directories.

The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity. During the nine months ended September 30, 2013, the Company realized cost savings from the suspension of the Company’s 401(k) match; restructuring activities, including the impact of the prior year reorganization of sales and administrative functions across all segments as well as continuing facility consolidations and reorganizations across certain platforms; and reduced healthcare costs primarily as a result of lower headcount and favorable claims experience.

As a result of the improving trend in net sales and the benefits of its ongoing cost reduction efforts, the Company anticipates higher full-year employee incentive compensation payouts for 2013 compared to 2012. Incentive compensation expense in the third quarter of 2013 was $17.9 million, an increase of $38.4 million as compared to the third quarter of 2012, during which the Company reduced its accrued liabilities for incentive compensation because of lower expected full-year payouts compared to prior quarters of 2012. Of the increase in incentive compensation expense, $25.9 million, $7.5 million and $5.0 million was reflected in the U.S. Print and Related Services segment, International segment and Corporate, respectively.

In addition to incentive compensation expense, the third quarter of 2013 compared to the same period in 2012 was also unfavorably impacted by other non-comparable items including lower pension and other postretirement benefits plan income and reductions in workers’ compensation reserves and LIFO inventory provisions recorded during the third quarter of 2012.

Net cash provided by operating activities for the nine months ended September 30, 2013 was $307.1 million compared to $169.4 million for the nine months ended September 30, 2012. The increase in net cash provided by operating activities primarily resulted from improved invoicing cycle time and collections efforts, lower pension and other postretirement benefits plan contributions, lower payments related to incentive compensation and the 2013 suspension of the Company’s 401(k) match, partially offset by higher supplier payments in the first nine months of 2013 due to timing and higher cash payments for income taxes. Similar to 2012, higher net cash inflows from operations in the third quarter of 2013 as compared to the first and second quarters of 2013 were due to normal operating cycles of the Company’s business and are also expected in the fourth quarter of 2013.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017. The repurchases resulted in a pre-tax loss on debt extinguishment of $46.3 million for the three and nine months ended September 30, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses. As a result of the repurchases, the Company’s annual long-term debt maturities are less than $360 million in each year until 2019. See additional discussion in Liquidity and Capital Resources.

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

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to utilize the distinctive capabilities of its products and services to improve its customers’ communications, whether in paper form or through electronic communications. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to draw on its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services needs.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The Company expects the seasonality impact in 2013 and future years to be in line with historical patterns.

Raw materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during the first nine months of 2013, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement Act, it is anticipated that postage will increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). On September 24, 2013, the Board of Governors of the USPS voted under the Exigency Provision in the applicable law to seek price increases of 5.9%, on average, across all mail categories effective January 26, 2014, which is greater than the annual increase associated with the CPI. The Postal Regulatory commission will review the prices before they become effective and may accept that the proposed rates are consistent with the applicable law, return the proposal to the USPS with changes for consideration or implement its own rate structure. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in the postal rates.

During the third quarter of 2012, the USPS defaulted on two mandatory payments for the funding of retiree health benefits. The USPS announced that these defaults were not expected to impact mail services. However, the USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities. On April 10, 2013, the USPS announced a delay in the shift to a five-day mail and six-day package delivery schedule that was initially scheduled for August 2013, until legislation is passed that provides the authority to do so. Mail delivery services through the USPS accounted for approximately 48% of the Company’s logistics revenues during the nine months ended September 30, 2013. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated.

Risks Related to Market Conditions

The Company performs its annual goodwill impairment tests as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As part of its interim review for indicators of impairment, management analyzed potential changes in value of individual reporting units with goodwill based on each reporting unit’s operating results for the nine months ended September 30, 2013 compared to expected results as of October 31, 2012. In addition, management considered how other key assumptions, including discount rates and expected long-term growth rates, used in the last fiscal year’s impairment analysis, could be impacted by changes in market conditions and economic events. Since October 31, 2012, the market value of the Company’s stock has increased and market yields on the Company’s debt have decreased.

Management considered these trends in performing its assessment of whether an interim impairment review was required for any reporting unit. Based on this interim assessment, management concluded that as of September 30, 2013, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit had declined below its carrying value. Nevertheless, significant changes in global economic and market conditions could result in changes to expectations of future financial results and key valuation assumptions. Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill as of October 31, 2013, the Company’s next annual measurement date.

Pension and Other Postretirement Benefit Plans

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. As of September 30, 2013, changes in market interest rates have resulted in an estimated increase of approximately 85 basis points for the Company’s most significant pension and other postretirement benefits plans from the discount rate assumptions of 4.2% and 3.9%, respectively, at December 31, 2012. The Company estimates that these increases in discount rates as of September 30, 2013 would have reduced the December 31, 2012 underfunded obligation of $1,396.6 million for the Company’s pension and other postretirement benefits plans by approximately $485 million. The Company continues to recognize current year estimated pension and other postretirement benefits plan income and expense based on the actuarial assumptions as of December 31, 2012.

Based on current estimates, the Company expects to make required cash contributions of $23.1 million to its pension and other postretirement benefits plans in 2013, of which $20.5 million has been contributed during the nine months ended September 30, 2013, and approximately $75 million in 2014.

As of September 30, 2013, the Company was contributing to three defined benefit multi-employer pension plans. It is reasonably possible that the Company will withdraw from one or more of the remaining multi-employer pension plans in the near term, which would give rise to additional withdrawal obligations. The Company currently estimates that these potential withdrawal obligations for all three plans range from $45 to $55 million. The Company’s withdrawal liability may be disproportionate to its current costs of continuing to participate in the plans and could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, further reductions in participation or withdrawals from these multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position or cash flows.

Financial Review

In the financial review that follows, the Company discusses its consolidated results of operations, financial position, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and related notes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

The following table shows the results of operations for the three months ended September 30, 2013 and 2012, which includes the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Products net sales	$2,178.3	$2,171.2	$7.1	0.3%
Services net sales	436.6	337.6	99.0	29.3%
Total net sales	2,614.9	2,508.8	106.1	4.2%
Products cost of sales (exclusive of depreciation and amortization)	1,709.7	1,691.9	17.8	1.1%
Services cost of sales (exclusive of depreciation and amortization)	334.8	243.9	90.9	37.3%
Total cost of sales	2,044.5	1,935.8	108.7	5.6%
Products gross profit	468.6	479.3	(10.7)	(2.2%)
Services gross profit	101.8	93.7	8.1	8.6%
Total gross profit	570.4	573.0	(2.6)	(0.5%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	291.4	253.4	38.0	15.0%
Restructuring, impairment and other charges—net	38.1	13.9	24.2	174.1%
Depreciation and amortization	106.3	119.0	(12.7)	(10.7%)
Income from operations	$134.6	$186.7	$(52.1)	(27.9%)

Consolidated

Net sales of products for the three months ended September 30, 2013 increased $7.1 million, or 0.3%, to $2,178.3 million versus the same period in 2012, including a $4.6 million, or 0.2%, decrease due to changes in foreign exchange rates. Net sales of products increased primarily due to price increases driven by inflation in Latin America, higher volume in Latin America due in part to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013, an increase in capital markets transactions activity, increased volume in Asia, Global Turnkey Solutions and variable print and higher pass-through paper sales in Asia and Europe, partially offset by a decline in pass-through print management sales and lower volume in business process outsourcing, price pressures primarily in magazines, catalogs and retail inserts, decreased pass-through paper sales in books and directories and magazines, catalogs and retail inserts and lower volume in magazines, catalogs and retail inserts.

Net sales from services for the three months ended September 30, 2013 increased $99.0 million, or 29.3%, to $436.6 million versus the same period in 2012, including a $2.0 million, or 0.6%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to the acquisitions of Presort and XPO. Net sales from services also increased as a result of higher freight brokerage services, print logistics, courier services and premedia volume, partially offset by a decline in XBRL and compliance services, international mail services, outsourcing and real estate services volume.

Products gross profit decreased $10.7 million to $468.6 million for the three months ended September 30, 2013 versus the same period in 2012 primarily due to price pressures largely in magazines, catalogs and retail inserts, higher incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, wage and other inflation in Latin America and Asia, lower recoveries on print-related by-products, higher workers’ compensation expense and unfavorable mix in variable print, partially offset by price increases driven by inflation and higher volume in Latin America, the suspension of the Company’s 401(k) match, an increase in capital markets transactions activity, higher volume in Asia and cost savings from restructuring activities. Products gross margin decreased from 22.1% to 21.5%, reflecting price pressures, higher incentive compensation expense and wage and other inflation in Latin America and Asia, partially offset by price increases driven by inflation in Latin America, the suspension of the Company’s 401(k) match, a decline in pass-through print management sales and cost savings from restructuring activities.

Services gross profit increased $8.1 million to $101.8 million for the three months ended September 30, 2013 versus the same period in 2012 due to higher sales in logistics primarily as a result of higher freight brokerage services and print logistics volume, the acquisition of XPO, favorable pricing in logistics and the suspension of the Company’s 401(k) match. These increases were partially offset by higher incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, customer losses in outsourcing and real estate services, wage and other inflation in business process outsourcing and lower XBRL and compliance volume in financial services. Services gross margin decreased from 27.8% to 23.3%, of which 2.9 percentage points resulted from pass-through postage sales from the acquisition of Presort. The remaining decrease was due to higher incentive compensation expense and wage and other inflation in business process outsourcing, partially offset by favorable pricing in logistics and the suspension of the 401(k) match.

Selling, general and administrative expenses increased $38.0 million to $291.4 million, and from 10.1% to 11.1% as a percentage of net sales, for the three months ended September 30, 2013 versus the same period in 2012 reflecting higher incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, a decline in pension and other postretirement benefits plan income and wage and other inflation in Latin America, Asia and business process outsourcing, partially offset by the suspension of the Company’s 401(k) match.

For the three months ended September 30, 2013, the Company recorded net restructuring, impairment and other charges of $38.1 million compared to $13.9 million in the same period in 2012. In 2013, these charges included $17.9 million of employee termination costs for 697 employees, of whom 275 were terminated as of September 30, 2013. These charges were the result of one manufacturing facility closure within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $7.6 million for the three months ended September 30, 2013, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the three months ended September 30, 2013, the Company also recorded $7.9 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closures and $4.7 million of other charges for estimated obligations related to the decision to partially withdraw from certain multi-employer pension plans.

Restructuring charges for the three months ended September 30, 2012 included $7.5 million of employee termination costs for 285 employees, substantially all of whom were terminated as of September 30, 2013. These charges were primarily the result of the reorganization of sales and administrative functions across all segments, as well as one manufacturing facility closure within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $4.8 million for the three months ended September 30, 2012. The Company also recorded $1.6 million of impairment charges primarily related to machinery and equipment associated with facility closings for the three months ended September 30, 2012.

Depreciation and amortization decreased $12.7 million to $106.3 million for the three months ended September 30, 2013 compared to the same period in 2012, primarily due to the impairment of $158.0 million of other intangible assets in the fourth quarter of 2012 and the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $16.0 million and $22.7 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the three months ended September 30, 2013 and 2012, respectively.

Income from operations for the three months ended September 30, 2013 was $134.6 million, a decrease of 27.9% compared to the three months ended September 30, 2012. The decrease was due to an increase in incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, higher restructuring, impairment and other charges, price pressures, wage and other inflation in Latin America, Asia and business process outsourcing, a decline in pension and other postretirement benefits plan income, an increase in workers’ compensation expense and lower recoveries on print-related by-products, partially offset by price increases driven by inflation and higher volume in Latin America, reduced depreciation and amortization expense, an increase in capital markets transactions activity, the suspension of the Company’s 401(k) match, higher volume in Asia and logistics and cost savings from restructuring activities.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$65.6	$63.7	$1.9	3.0%
Investment and other income—net	(0.3)	(0.4)	0.1	(25.0%)
Loss on debt extinguishment	46.3	—	46.3	100.0%

Net interest expense increased by $1.9 million for the three months ended September 30, 2013 versus the same period in 2012, primarily due to lower interest income and higher average interest rates on senior notes, largely offset by lower average credit facility borrowings and associated fees.

Net investment and other income for the three months ended September 30, 2013 and 2012 was $0.3 million and $0.4 million, respectively.

Loss on debt extinguishment related to the premiums paid, unamortized debt issuance costs and other expenses for the three months ended September 30, 2013 was $46.3 million due to the repurchase of $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$23.0	$123.4	$(100.4)	(81.4%)
Income tax expense	5.0	52.2	(47.2)	nm
Effective income tax rate	21.7%	42.3%

The effective income tax rate for the three months ended September 30, 2013 was 21.7% compared to 42.3% in the same period in 2012. The tax rate in 2013 reflected the recognition of previously unrecognized tax benefits related to certain state tax matters. The tax rate in 2012 reflected a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested.

Income (loss) attributable to noncontrolling interests was income of $3.3 million and a loss of $0.2 million for the three months ended September 30, 2013 and 2012, respectively. The increase in income attributable to noncontrolling interests is primarily due to an increase in Venezuela’s earnings, which included the impact of inflation on prices, partially offset by wage and other cost inflation.

Net earnings attributable to RR Donnelley common shareholders for the three months ended September 30, 2013 was $14.7 million, or $0.08 per diluted share, compared to $71.4 million, or $0.39 per diluted share, for the three months ended September 30, 2012. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 1.5 million.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Three Months Ended September 30,
	2013	2012
	(in millions, except percentages)
Net sales	$1,910.0	$1,853.4
Income from operations	144.1	178.7
Operating margin	7.5%	9.6%
Restructuring, impairment and other charges—net	32.8	9.4

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Three Months Ended September 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$424.7	$452.6	$(27.9)	(6.2%)
Variable print	297.6	285.9	11.7	4.1%
Books and directories	303.7	309.8	(6.1)	(2.0%)
Logistics	274.2	192.5	81.7	42.4%
Financial print	190.2	191.1	(0.9)	(0.5%)
Forms and labels	187.5	186.0	1.5	0.8%
Commercial	127.8	135.8	(8.0)	(5.9%)
Office products	61.4	59.9	1.5	2.5%
Premedia	42.9	39.8	3.1	7.8%
Total U.S. Print and Related Services	$1,910.0	$1,853.4	$56.6	3.1%

Net sales in the U.S. Print and Related Services segment for the three months ended September 30, 2013 were $1,910.0 million, an increase of $56.6 million, or 3.1%, compared to the same period in 2012. Net sales increased due to an increase in logistics sales, primarily due to acquisitions, higher freight brokerage services and print logistics volume, as well as an increase in capital markets transactions activity and higher premedia and variable print volume, partially offset by price pressures primarily in magazines, catalogs and retail inserts, lower XBRL and compliance volume, decreases in pass-through paper sales and lower volume in catalogs and magazines and commercial print. An analysis of net sales by reporting unit follows:

—	Magazines, catalogs and retail inserts: Sales decreased due to price declines, reduced volume in catalogs due to timing, lower magazines volume and decreases in pass-through paper sales.

—

Variable print: Sales increased as a result of higher direct mail volume, the acquisition of Meisel and higher statement printing volume, partially offset by lower print and fulfillment volume and price pressures.

—	Books and directories: Sales decreased primarily as a result of a decline in pass-through paper sales, partially offset by volume increases in book fulfillment and packaging and consumer books.

—

Logistics: Sales increased due to the acquisition of Presort, which includes pass-through postage sales, the acquisition of XPO and higher freight brokerage services, print logistics, courier services and co-mail services volume, partially offset by lower organic volume for international mail services.

—

Financial print: Sales decreased slightly due to lower XBRL and compliance volume and a decline in pass-through postage sales for investment management products, largely offset by an increase in capital markets transactions activity and sales from the acquisition of Edgar Online.

—	Forms and labels: Sales increased due to higher volume in labels, primarily for consumer goods, partially offset by lower volume in forms and price pressures.

—	Commercial: Sales decreased due to lower volume from existing customers, partially offset by higher pass-through print management volume.

—	Office products: Sales increased as a result of an increase in outsourced volume, including back-to-school products, as well as higher binder products volume, partially offset by a decline in prices.

—	Premedia: Sales increased due to higher prepress, photography and creative services volume, partially offset by price pressures in prepress services.

U.S. Print and Related Services segment income from operations decreased $34.6 million for the three months ended September 30, 2013, mainly driven by higher incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, higher restructuring, impairment and other charges, price pressures, lower recoveries on print-related by-products and unfavorable mix in variable print, partially offset by reduced depreciation and amortization expense, an increase in capital markets transactions activity, higher volume in logistics and cost savings from restructuring activities. Operating margins decreased from 9.6% for the three months ended September 30, 2012 to 7.5% for the three months ended September 30, 2013, of which 1.3 percentage points were due to higher restructuring, impairment and other charges. The remaining decrease was due to higher incentive compensation expense, price declines, increased pass-through postage sales and lower recoveries on print-related by-products, partially offset by lower depreciation and amortization expense, favorable mix in financial print and related services, lower pass-through paper sales and cost savings from restructuring activities.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Three Months Ended September 30,
	2013	2012
	(in millions, except percentages)
Net sales	$704.9	$655.4
Income from operations	45.2	27.5
Operating margin	6.4%	4.2%
Restructuring, impairment and other charges—net	4.9	4.4

	Net Sales for the Three Months Ended September 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Asia	$199.8	$176.8	$23.0	13.0%
Business process outsourcing	115.8	142.2	(26.4)	(18.6%)
Latin America	137.7	112.6	25.1	22.3%
Europe	111.0	97.1	13.9	14.3%
Global Turnkey Solutions	80.1	67.0	13.1	19.6%
Canada	60.5	59.7	0.8	1.3%
Total International	$704.9	$655.4	$49.5	7.6%

Net sales in the International segment for the three months ended September 30, 2013 were $704.9 million, an increase of $49.5 million, or 7.6%, compared to the same period in 2012, including a $6.3 million, or 1.0%, decrease due to changes in foreign exchange rates. The net sales increase was due to price increases driven by inflation in Latin America, higher volume in Latin America due in part to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013, higher book export and packaging products and technology manuals volume in Asia, increased sales to existing customers in Global Turnkey Solutions and increased pass-through paper sales in Asia and Europe, partially offset by lower pass-through print management sales and a decline in volume in business process outsourcing and price pressures. An analysis of net sales by reporting unit follows:

—

Asia: Sales increased due to higher book export volume, increased pass-through paper sales, higher volume in packaging products and technology manuals, an increase in capital markets transactions activity and changes in foreign exchange rates, partially offset by price pressures.

—

Business process outsourcing: Sales decreased due customer losses, primarily impacting pass-through print management volume as well as outsourcing and real estate services volume, and a decline in direct mail volume.

—

Latin America: Sales increased due to price increases driven by inflation and higher volume in security products due to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013, partially offset by changes in foreign exchange rates.

—

Europe: Sales increased due to higher pass-through paper sales, changes in foreign exchange rates and volume increases in print and packaging, retail inserts and magazines, partially offset by a decline in technology manuals and directories volume.

—	Global Turnkey Solutions: Sales increased due to higher volume from existing customers, partially offset by price pressures.
—	Canada: Sales increased due to higher forms and labels volume, including in-store marketing products, largely offset by changes in foreign exchange rates.

International segment income from operations increased $17.7 million primarily due to price increases driven by inflation and higher volume in Latin America, higher volume in Asia, an increase in capital markets transactions activity, higher volume in Global Turnkey Solutions, favorable mix in Europe and lower depreciation and amortization expense, partially offset by wage and other inflation in Latin America, Asia and business process outsourcing, an increase in incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, price pressures and lower volume in business process outsourcing. Operating margins increased from 4.2% for the three months ended September 30, 2012 to 6.4% for the three months ended September 30, 2013, reflecting price increases driven by inflation in Latin America, lower pass-through print management sales and lower depreciation and amortization expense, partially offset by wage and other inflation, higher incentive compensation expense, price pressures and higher pass-through paper sales.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Three Months Ended September 30,
	2013	2012
	(in millions)
Operating expenses	$54.7	$19.5
Restructuring, impairment and other charges—net	0.4	0.1
Acquisition-related expenses	1.1	1.3

Corporate operating expenses in the three months ended September 30, 2013 were $54.7 million, an increase of $35.2 million compared to the same period in 2012. The increase was driven by lower pension and other postretirement benefits plan income, higher workers’ compensation expense, an increase in incentive compensation expense primarily due to reversals recorded in the third quarter of 2012, an increase in healthcare costs and higher LIFO inventory provisions, partially offset by the suspension of the Company’s 401(k) match.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

The following table shows the results of operations for the nine months ended September 30, 2013 and 2012, which includes the results of acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Products net sales	$6,443.0	$6,557.4	$(114.4)	(1.7%)
Services net sales	1,282.0	1,004.9	277.1	27.6%
Total net sales	7,725.0	7,562.3	162.7	2.2%
Products cost of sales (exclusive of depreciation and amortization)	5,019.7	5,084.4	(64.7)	(1.3%)
Services cost of sales (exclusive of depreciation and amortization)	978.4	730.3	248.1	34.0%
Total cost of sales	5,998.1	5,814.7	183.4	3.2%
Products gross profit	1,423.3	1,473.0	(49.7)	(3.4%)
Services gross profit	303.6	274.6	29.0	10.6%
Total gross profit	1,726.9	1,747.6	(20.7)	(1.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	867.8	812.8	55.0	6.8%
Restructuring, impairment and other charges—net	80.6	97.9	(17.3)	(17.7%)
Depreciation and amortization	330.9	364.9	(34.0)	(9.3%)
Income from operations	$447.6	$472.0	$(24.4)	(5.2%)

Consolidated

Net sales of products for the nine months ended September 30, 2013 decreased $114.4 million, or 1.7%, to $6,443.0 million versus the same period in 2012, including a $6.9 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales of products decreased primarily due to a decline in the U.S. Print and Related Services segment as a result of price pressures largely in magazines, catalogs and retail inserts, lower pass-through paper sales, lower volume and unfavorable mix in magazines, catalogs and retail inserts, commercial print and books and directories and the $22.7 million prior year adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers, partially offset by an increase in capital markets transactions activity and an increase in direct mail and statement printing volume. In the International segment, net sales of products increased as a result of higher volume in Asia, price increases driven by inflation in Latin America, increased pass-through paper sales in Asia and Europe, higher volume in Latin America due in part to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013 and favorable mix and higher volume in Global Turnkey Solutions, partially offset by lower pass-through print management sales and lower volume in business process outsourcing.

Net sales from services for the nine months ended September 30, 2013 increased $277.1 million, or 27.6%, to $1,282.0 million versus the same period in 2012, including a $3.1 million, or 0.3%, decrease due to changes in foreign exchange rates. The increase in net sales from services was primarily due to the acquisitions of Presort and XPO. Net sales from services also increased as a result of higher freight brokerage services and print logistics volume, higher pass-through postage sales for international mail services and an increase in premedia volume, partially offset by lower volume in outsourcing and real estate services and a decline in XBRL and compliance volume in financial services.

Products gross profit decreased $49.7 million to $1,423.3 million for the nine months ended September 30, 2013 versus the same period in 2012 primarily due to price pressures, wage and other inflation in Latin America and Asia, the prior year rebate adjustment, lower recoveries on print-related by-products, higher incentive compensation expense and lower volume and unfavorable mix in variable print, commercial print and magazines, catalogs and retail inserts, partially offset by price increases driven by inflation and higher volume in Latin America, the suspension of the Company’s 401(k) match, higher volume in Asia, cost savings from restructuring activities, an increase in capital markets transactions activity and reduced healthcare costs due to favorable claims experience and headcount reductions. Products gross margin decreased from 22.5% to 22.1%, reflecting price pressures, wage and other inflation in Latin America and Asia, the prior year rebate adjustment, lower recoveries on print-related by-products, higher incentive compensation expense and unfavorable mix in certain products, largely offset by lower pass-through print management and paper sales, the suspension of the 401(k) match, higher prices driven by inflation in Latin America, cost savings from restructuring activities and reduced healthcare costs.

Services gross profit increased $29.0 million to $303.6 million for the nine months ended September 30, 2013 versus the same period in 2012 primarily due to higher sales in logistics as a result of higher freight brokerage services and print logistics volume and the acquisition of XPO, as well as the suspension of the Company’s 401(k) match, reduced healthcare costs due to favorable claims experience and headcount reductions and favorable pricing in logistics. These increases were partially offset by wage and other inflation and lower volume in business process outsourcing, price pressures in premedia, higher incentive compensation expense and lower XBRL and compliance volume in financial services. Services gross margin decreased from 27.3% to 23.7%, of which 3.1 percentage points resulted from pass-through postage sales from the acquisition of Presort. The remaining decrease was due to higher organic pass-through postage sales in international mail services, wage and other inflation in business process outsourcing, price declines in premedia and higher incentive compensation expense, partially offset by favorable pricing in logistics and the suspension of the 401(k) match.

Selling, general and administrative expenses increased $55.0 million to $867.8 million, and from 10.7% to 11.2% as a percentage of net sales, for the nine months ended September 30, 2013 versus the same period in 2012 reflecting a decline in pension and other postretirement benefits plan income, higher incentive compensation expense and wage and other inflation in Latin America and Asia, partially offset by the suspension of the Company’s 401(k) match, lower share-based compensation expense, cost savings from restructuring activities and reduced healthcare costs.

For the nine months ended September 30, 2013, the Company recorded net restructuring, impairment and other charges of $80.6 million compared to $97.9 million in the same period in 2012. In 2013, these charges included $34.0 million of employee termination costs for 1,276 employees, of whom 779 were terminated as of September 30, 2013. These charges were the result of the closing of three manufacturing facilities within the U.S. Print and Related Services segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $26.2 million for the nine months ended September 30, 2013, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the nine months ended September 30, 2013, the Company also recorded $15.7 million of impairment charges primarily related to buildings and machinery and equipment associated with the facility closings and $4.7 million of other charges for estimated obligations related to the decision to partially withdraw from certain multi-employer pension plans.

Restructuring charges for the nine months ended September 30, 2012 included $58.1 million of employee termination costs for 2,100 employees, substantially all of whom were terminated as of September 30, 2013. These charges were primarily the result of the reorganization of sales and administrative functions across all segments, as well as five manufacturing facility closures within the U.S. Print and Related Services segment, one manufacturing facility closure within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $20.6 million for the nine months ended September 30, 2012. The Company also recorded $19.2 million of impairment charges primarily related to machinery and equipment associated with facility closings and other asset disposals for the nine months ended September 30, 2012.

Depreciation and amortization decreased $34.0 million to $330.9 million for the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the impairment of $158.0 million of other intangible assets in the fourth quarter of 2012 and the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $48.4 million and $69.1 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the nine months ended September 30, 2013 and 2012, respectively.

Income from operations for the nine months ended September 30, 2013 was $447.6 million, a decrease of 5.2% compared to the nine months ended September 30, 2012. The decrease was due to price pressures, wage and other inflation in Latin America and Asia, higher incentive compensation expense, the prior year rebate adjustment, a decline in pension and other postretirement benefits plan income and lower recoveries on print-related by-products, partially offset by price increases driven by inflation and higher volume in Latin America, reduced depreciation and amortization expense, the suspension of the Company’s 401(k) match, lower restructuring, impairment and other charges, cost savings from restructuring activities, higher volume in Asia and logistics, an increase in capital markets transactions activity and reduced healthcare costs.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$193.9	$188.0	$5.9	3.1%
Investment and other expense—net	9.2	3.2	6.0	187.5%
Loss on debt extinguishment	81.9	12.1	69.8	576.9%

Net interest expense increased by $5.9 million for the nine months ended September 30, 2013 versus the same period in 2012, primarily due to lower interest income and higher average interest rates on senior notes, partially offset by lower average credit facility borrowings and associated fees.

Net investment and other expense for the nine months ended September 30, 2013 and 2012 was $9.2 million and $3.2 million, respectively. For the nine months ended September 30, 2013, the Company recorded $5.5 million of impairment losses on equity investments and a $3.2 million loss related to the devaluation of the Venezuelan currency. The nine months ended September 30, 2012 included an impairment loss on an equity investment of $4.1 million.

Loss on debt extinguishment for the nine months ended September 30, 2013 was $81.9 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015. Loss on debt extinguishment for the nine months ended September 30, 2012 was $12.1 million due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The loss consisted of $23.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$162.6	$268.7	$(106.1)	(39.5%)
Income tax expense	52.8	70.6	(17.8)	(25.2%)
Effective income tax rate	32.5%	26.3%

The effective income tax rate for the nine months ended September 30, 2013 was 32.5% compared to 26.3% in the same period in 2012. The tax rate in 2013 reflected the recognition of previously unrecognized tax benefits related to certain state tax matters. The 2012 income tax rate reflected a benefit due to the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and the release of valuation allowances on certain deferred tax assets in Europe, partially offset by a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested.

Income attributable to noncontrolling interests was $2.6 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, income attributable to noncontrolling interests included a $1.0 million loss for the devaluation of the Venezuelan currency. The increase in income attributable to noncontrolling interests is primarily due to an increase in Venezuela’s earnings, which included the impact of inflation on prices, partially offset by wage and other cost inflation.

Net earnings attributable to RR Donnelley common shareholders for the nine months ended September 30, 2013 was $107.2 million, or $0.58 per diluted share, compared to $197.6 million, or $1.09 per diluted share, for the nine months ended September 30, 2012. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 1.2 million.

U.S. Print and Related Services

The following table summarizes net sales, income from operations and certain items impacting comparability within the U.S. Print and Related Services segment:

	Nine Months Ended September 30,
	2013	2012
	(in millions, except percentages)
Net sales	$5,673.3	$5,580.8
Income from operations	470.7	483.6
Operating margin	8.3%	8.7%
Restructuring, impairment and other charges—net	65.5	75.2

The amounts included in the table below represent net sales by reporting unit and the descriptions reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

	Net Sales for the Nine Months Ended September 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,236.4	$1,317.7	$(81.3)	(6.2%)
Variable print	891.9	862.3	29.6	3.4%
Books and directories	828.1	866.6	(38.5)	(4.4%)
Logistics	807.8	553.7	254.1	45.9%
Financial print	667.4	681.5	(14.1)	(2.1%)
Forms and labels	552.8	562.4	(9.6)	(1.7%)
Commercial	384.7	413.5	(28.8)	(7.0%)
Office products	182.9	207.1	(24.2)	(11.7%)
Premedia	121.3	116.0	5.3	4.6%
Total U.S. Print and Related Services	$5,673.3	$5,580.8	$92.5	1.7%

Net sales in the U.S. Print and Related Services segment were $5,673.3 million, an increase of $92.5 million, or 1.7%, compared to the same period in 2012. Net sales from acquisitions more than accounted for the increase for the nine months ended September 30, 2013 as compared to the same period in the prior year. Pro forma net sales (see Note 2 to the Condensed Consolidated Financial Statements) in the U.S. Print and Related Services segment declined as a result of price pressures primarily in magazines, catalogs and retail inserts, decreases in pass-through paper sales, a decline in XBRL and compliance volume in financial services, lower volume and unfavorable mix in magazines, catalogs and retail inserts, commercial print and books and directories and the $22.7 million prior year adjustment to net sales to correct for an over-accrual of rebates due to certain office products customers. These decreases were partially offset by higher freight brokerage services and print logistics volume and higher pass-through postage sales for international mail services, an increase in capital markets transactions activity and an increase in premedia, direct mail and statement printing volume. An analysis of net sales by reporting unit follows:

—	Magazines, catalogs and retail inserts: Sales declined due to price pressures, primarily in catalogs and magazines, reduced volume in magazines and catalogs and decreases in pass-through paper sales.

—

Variable print: Sales increased as a result of the acquisition of Meisel, higher direct mail and statement printing volume and increased pass-through postage sales, partially offset by lower print and fulfillment volume and price declines.

—

Books and directories: Sales decreased primarily as a result of a decline in pass-through paper sales, lower volume in directories and unfavorable mix in educational books, partially offset by an increase in book fulfillment and packaging volume and favorable pricing.

•

Logistics: Sales increased primarily due to the acquisition of Presort, which includes pass-through postage sales, the acquisition of XPO, higher freight brokerage services and print logistics volume, higher pass-through postage sales for international mail services and an increase in courier services and co-mail services volume, partially offset by a decrease in expedited services and organic international mail services volume.

—

Financial print: Sales decreased due to lower XBRL and compliance volume and decreased volume and lower pass-through postage sales for investment management products, partially offset by an increase in capital markets transactions activity and sales from the acquisition of Edgar Online.

—

Forms and labels: Sales decreased due to lower forms volume and price pressures, partially offset by higher volume in labels, primarily for consumer goods, and an increase in outsourced products volume.

—	Commercial: Sales decreased due to lower volume from existing customers, partially offset by higher pass-through print management volume.

—

Office products: Sales decreased as a result of the prior year rebate adjustment, price declines and lower filing and forms and note taking products volume, partially offset by an increase in binder products volume.

—	Premedia: Sales increased due to higher photography, creative and prepress services volume, partially offset by price pressures in prepress services.

U.S. Print and Related Services segment income from operations decreased $12.9 million for the nine months ended September 30, 2013 compared to the same period in 2012, mainly driven by price pressures, the prior year rebate adjustment, lower recoveries on print-related by-products, higher incentive compensation expense and lower volume and unfavorable mix in variable print, commercial print and magazines, catalogs and retail inserts, partially offset by reduced depreciation and amortization expense, cost savings from restructuring activities, lower restructuring, impairment and other charges, higher volume in logistics and an increase in capital markets transactions activity. Operating margins decreased from 8.7% for the nine months ended September 30, 2012 to 8.3% for the nine months ended September 30, 2013, due to price declines, the prior year rebate adjustment, lower recoveries on print-related by-products, higher incentive compensation expense, unfavorable mix in certain products and increased pass-through postage sales, largely offset by lower depreciation and amortization expense, cost savings from restructuring activities, lower restructuring, impairment and other charges, a decline in pass-through paper sales and favorable mix in financial print and related services.

International

The following table summarizes net sales, income from operations and certain items impacting comparability within the International segment:

	Nine Months Ended September 30,
	2013	2012
	(in millions, except percentages)
Net sales	$2,051.7	$1,981.5
Income from operations	115.7	100.1
Operating margin	5.6%	5.1%
Restructuring, impairment and other charges—net	12.7	13.3

	Net Sales for the Nine Months Ended September 30,
Reporting unit	2013	2012	$ Change	% Change
	(in millions, except percentages)
Asia	$561.3	$487.6	$73.7	15.1%
Business process outsourcing	372.2	451.3	(79.1)	(17.5%)
Latin America	361.6	333.9	27.7	8.3%
Europe	323.3	292.5	30.8	10.5%
Global Turnkey Solutions	231.5	215.9	15.6	7.2%
Canada	201.8	200.3	1.5	0.7%
Total International	$2,051.7	$1,981.5	$70.2	3.5%

Net sales in the International segment for the nine months ended September 30, 2013 were $2,051.7 million, an increase of $70.2 million, or 3.5%, compared to the same period in 2012, including a $9.7 million, or 0.5%, decrease due to changes in foreign exchange rates. The net sales increase was due to increased book export and packaging products and technology manuals volume in Asia, price increases driven by inflation in Latin America, higher pass-through paper sales in Asia and Europe, higher volume in Latin America due in part to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013, favorable mix and volume increases from new customers in Global Turnkey Solutions and an increase in capital markets transactions activity, partially offset by lower pass-through print management sales and lower volume in business process outsourcing and price pressures. An analysis of net sales by reporting unit follows:

—

Asia: Sales increased due to higher book export volume, increased pass-through paper sales, higher volume in packaging products and technology manuals, changes in foreign exchange rates and an increase in capital markets transactions activity, partially offset by price pressures.

—

Business process outsourcing: Sales decreased due to customer losses, primarily impacting pass-through print management volume as well as outsourcing and real estate services volume, changes in foreign exchange rates and lower volume in direct mail, partially offset by higher outsourcing services volume from existing customers.

—

Latin America: Sales increased due to price increases driven by inflation, higher volume in security products, largely due to a shift in the timing of a customer’s annual project from the fourth quarter in 2012 to the third quarter in 2013, higher catalog, magazine and forms volume and an increase in capital markets transactions activity, partially offset by changes in foreign exchange rates.

—

Europe: Sales increased due to higher print and packaging volume, an increase in pass-through paper sales, changes in foreign exchange rates, higher retail inserts and magazine volume, an increase in capital markets transactions activity and higher translations services volume, partially offset by a decline in technology manuals and directories volume and price pressures.

—

Global Turnkey Solutions: Sales increased due to favorable mix, volume increases from new customers and changes in foreign exchange rates, partially offset by lower volume from existing customers and price pressures.

—	Canada: Sales increased slightly due to an increase in forms and labels and statement printing volume, largely offset by changes in foreign exchange rates and a decline in commercial volume.

International segment income from operations increased $15.6 million primarily due to price increases driven by inflation in Latin America, higher volume in Asia and Latin America, an increase in capital markets transactions activity, reduced depreciation and amortization expense and cost savings from restructuring activities, partially offset by wage and other inflation in Latin America, Asia and business process outsourcing, price pressures, higher incentive compensation expense and lower volume in business process outsourcing. Operating margins increased from 5.1% for the nine months ended September 30, 2012 to 5.6% for the nine months ended September 30, 2013, reflecting lower pass-through print management sales, favorable mix, reduced depreciation and amortization expense and cost savings from restructuring activities, partially offset by wage and other inflation, price pressures, an increase in incentive compensation expense and higher pass-through paper sales.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the Corporate segment:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Operating expenses	$138.8	$111.7
Restructuring, impairment and other charges—net	2.4	9.4
Acquisition-related expenses	2.2	2.1

Corporate operating expenses in the nine months ended September 30, 2013 were $138.8 million, an increase of $27.1 million compared to the same period in 2012. The increase was driven by lower pension and other postretirement benefits plan income, higher depreciation and amortization expense primarily due to an increase in software amortization expense, an increase in workers’ compensation expense and higher LIFO inventory provisions, partially offset by the suspension of the Company’s 401(k) match, reduced healthcare costs due to favorable claims experience and headcount reductions, lower restructuring, impairment and other charges and lower share-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The following describes the Company’s cash flows for the nine months ended September 30, 2013 and 2012.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $307.1 million for the nine months ended September 30, 2013, compared to $169.4 million for the same period in 2012. The increase in net cash provided by operating activities reflected improved invoicing cycle time and collections efforts, lower pension and other postretirement benefit plan contributions, lower payments related to incentive compensation and the 2013 suspension of the Company’s 401(k) match, partially offset by higher supplier payments in the first half of 2013 due to timing and higher cash payments for income taxes.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $126.1 million compared to $209.8 million for the nine months ended September 30, 2012. Capital expenditures were $139.6 million during the first nine months of 2013, a decrease of $20.3 million as compared to the same period of 2012. Cash used in investing activities for the nine months ended September 30, 2012 included $90.1 million for the acquisitions of EDGAR Online and XPO, partially offset by cash proceeds from the sale of investments and other assets of $42.1 million, primarily related to the sale-leaseback of an office building and related property. The Company expects that capital expenditures for 2013 will be approximately $200 million to $225 million, compared to $205.9 million in 2012.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 was $140.9 million compared to $27.4 million in the same period in 2012. During the nine months ended September 30, 2013, the Company received proceeds of $847.8 million from the issuance of 7.875% senior notes due March 15, 2021 and 7.00% senior notes due February 15, 2022, which were used to repurchase $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015 and to reduce borrowings under the Company’s $1.15 billion senior secured revolving credit agreement ( the “Credit Agreement”). During the nine months ended September 30, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. Additionally, during the nine months ended September 30, 2012, proceeds from borrowings under the Company’s previous $1.75 billion revolving credit agreement (the “Previous Credit Agreement”) of $279.0 million were used to pay $158.6 million of the 5.625% senior notes that matured during the first quarter.

Dividends

During the nine months ended September 30, 2013, the Company paid cash dividends of $141.3 million. On October 24, 2013, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share payable on December 2, 2013 to RR Donnelley shareholders of record on November 14, 2013.

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

Cash and cash equivalents of $462.8 million as of September 30, 2013 included $148.0 million in the U.S. and $314.8 million at international locations. During the fourth quarter of 2013, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of approximately $45 million from foreign cash balances as of September 30, 2013. These payments, and additional payments up to approximately $355 million expected to be made in the fourth quarter and in future years, will be made in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $0.9 million as of September 30, 2013 related to local withholding taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country income or withholding taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign cash balances are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

The Company’s debt maturities as of September 30, 2013 are shown in the following table:

	Debt Maturity Schedule
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Senior notes, debentures and borrowings under the Credit Agreement(a)	$3,501.8	$—	$258.2	$200.0	$219.8	$251.5	$2,572.3
Capital lease obligations	2.7	0.2	0.9	1.0	0.6	—	—
Miscellaneous debt obligations	17.3	14.3	—	3.0	—	—	—
Total	$3,521.8	$14.5	$259.1	$204.0	$220.4	$251.5	$2,572.3

(a)

Excludes a discount of $4.8 million and an adjustment for fair value hedges of $1.0 million related to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

The Company has a $1.15 billion senior secured revolving Credit Agreement which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees which fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets and may also limit the use of proceeds. There were no borrowings under the Credit Agreement as of September 30, 2013. Based on the Company’s results of operations for the twelve months ended September 30, 2013 and existing debt, the Company would have had the ability to utilize $0.8 billion of the $1.15 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability as of September 30, 2013 under the Credit Agreement is shown in the table below:

September 30, 2013
Availability	(in millions)
Committed Credit Agreement	$1,150.0
Availability reduction from covenants	330.6
Current availability at September 30, 2013	$819.4

The Company was in compliance with its debt covenants as of September 30, 2013, and expects to remain in compliance based on management’s estimates of operating and financial results for 2013 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of September 30, 2013, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

The Company also had $197.2 million in credit facilities outside the U.S. as of September 30, 2013, most of which were uncommitted. As of September 30, 2013, the Company had $77.8 million in outstanding letters of credit and bank guarantees, of which $43.9 million were issued under the Credit Agreement.

On August 1, 2012, Standard & Poor’s Rating Services (“S&P”) lowered the Company’s long-term corporate credit and senior unsecured debt ratings from BB+ with a negative outlook to BB with a stable outlook. On September 19, 2012, S&P assigned a rating of BBB- to the Credit Agreement. On November 6, 2012, S&P reaffirmed the Company’s long-term corporate credit rating of BB and revised the outlook from stable to negative.

On September 19, 2012, Moody’s Investors Service (Moody’s) lowered the Company’s senior unsecured debt ratings from Ba2 to Ba3, assigned a rating of Baa2 to the Credit Agreement and reaffirmed the Company’s long-term corporate family rating of Ba2 with a negative outlook.

On February 28, 2013, Moody’s and S&P assigned a rating of Ba3 and BB, respectively, to the Company’s $450.0 million 7.875% senior notes due March 15, 2021 and Moody’s reaffirmed the Company’s long-term corporate family rating and negative outlook. On August 12, 2013, Moody’s and S&P assigned a rating of Ba3 and BB, respectively, to the Company’s new $400.0 million 7.00% senior notes due February 15, 2022.

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

Debt Issuances

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes commenced on September 15, 2013 and is payable semi-annually on March 15 and September 15 of each year. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Credit Agreement.

On March 13, 2012, the Company issued $450.0 million of 8.25% senior notes due March 15, 2019. Interest on the notes commenced on September 15, 2012 and is payable semi-annually on March 15 and September 15 of each year. The net proceeds from the offering and cash on hand were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015.

RISK MANAGEMENT

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At September 30, 2013, the Company’s exposure to rate fluctuations on variable-interest borrowings was $675.3 million, including $658.0 million notional value of interest rate swap agreements (See Note 15, Derivatives, to the Condensed Consolidated Financial Statements) and $17.3 million in borrowings under international credit facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 81% of the Company’s outstanding term debt was comprised of fixed-rate debt as of September 30, 2013.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of September 30, 2013, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $524.9 million (see Note 15, Derivatives, to the Condensed Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $22.8 million at September 30, 2013. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2013 by approximately $99.9 million.

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

New Accounting Pronouncements and Pending Accounting Standards

See Note 17, New Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a description of the various accounting standards adopted during the nine months ended September 30, 2013.

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

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30,

2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2013 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2013 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	—	$—	—	$—
August 1, 2013 – August 31, 2013	—	—	—	$—
September 1, 2013 – September 30, 2013	—	—	—	$—
Total	—	$—	—

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

10.5	2012 Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 30, 2013)*

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

10.22

Form of Cash Bonus Award Agreement for certain executive officers (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*

10.23

Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and Thomas J. Quinlan, III (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.24

Amended and Restated Employment Agreement dated as of November 30, 2008 between the Company and John R. Paloian (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.25

Amended and Restated Employment Agreement dated as of November 28, 2008 between the Company and Daniel L. Knotts (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.26

Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009)*

10.29

Amended and Restated Employment Agreement dated as of May 3, 2011 between the Company and Daniel N. Leib (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*

10.30

Amended and Restated Employment Agreement dated as of November 21, 2008 between the Company and Andrew B. Coxhead (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*

10.31

Form of Indemnification Agreement for directors (incorporated by reference to Exhibit. 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 8, 2005)*

10.32

Amended and Restated Management by Objective Plan (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*

10.33

Agreement and Plan of Merger by and among Consolidated Graphics, Inc., R.R. Donnelley & Sons Company and Hunter Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 28, 2013)

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

Date: November 5, 2013