Form 10-K
period 2013-12-31
RR Donnelley & Sons Co
filed 2014-02-26
CIK 29669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code—(312) 326-8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the NASDAQ Stock Exchange—Composite Transactions) on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $2,523,169,267.

As of February 21, 2014, 197,791,436 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 22, 2014 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Company Overview

R.R. Donnelley & Sons Company (“RR Donnelley,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, helps organizations communicate more effectively by working to create, manage, produce, distribute and process content on behalf of our customers. The Company assists customers in developing and executing multichannel communication strategies that engage audiences, reduce costs, drive revenues and increase compliance. R.R. Donnelley’s innovative technologies enhance digital and print communications to deliver integrated messages across multiple media to highly targeted audiences at optimal times for clients in virtually every private and public sector. Strategically located operations provide local service and responsiveness while leveraging the economic, geographic and technological advantages of a global organization.

Business Acquisitions and Dispositions

On January 31, 2014, the Company acquired Consolidated Graphics, Inc. (“Consolidated Graphics”), a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ net debt. Immediately following the acquisition, the Company repaid the debt assumed. Consolidated Graphics’ operations will be included in the Variable Print segment.

On January 6, 2014, the Company announced that it had entered into a definitive agreement to acquire substantially all of the North American operations of Esselte Corporation (“Esselte”). The purchase price includes a combination of cash and up to 1.0 million shares of RR Donnelley common stock for a total transaction value of approximately $96.5 million. Esselte is a developer and manufacturer of nationally branded and private label office and stationery products. The completion of the transaction is subject to customary closing conditions. Esselte’s operations will be included in the Variable Print segment.

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million was paid as of December 31, 2013. The operations of the MRM France business were included in the International segment.

On December 28, 2012, the Company acquired Presort Solutions (“Presort”), a provider of mail presorting services to businesses in various industries. Presort’s operations are included in the Strategic Services segment.

On December 17, 2012, the Company acquired Meisel Photographic Corporation (“Meisel”), a provider of custom designed visual graphics products to the retail market. Meisel’s operations are included in the Variable Print segment.

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses. XPO’s operations are included in the Strategic Services segment.

On August 14, 2012, the Company acquired EDGAR Online, a leading provider of disclosure management services, financial data and enterprise risk analytics software and solutions. EDGAR Online’s operations are included in the Strategic Services segment.

On November 21, 2011, the Company acquired StratusGroup, Inc. (“Stratus”), a full service manufacturer of custom pressure sensitive label and paperboard packaging products for health and beauty, food, beverage and other segments. Stratus’ operations are included in the Variable Print segment.

On September 6, 2011, the Company acquired Genesis Packaging & Design Inc. (“Genesis”), a full service provider of custom packaging, including designing, printing, die cutting, finishing and assembling. Genesis’ operations are included in the Variable Print segment.

On August 16, 2011, the Company acquired LibreDigital, Inc. (“LibreDigital”), a leading provider of digital content distribution, e-reading software, content conversion, data analytics and business intelligence services. LibreDigital’s operations are included in the Strategic Services segment.

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s operations are included in the Strategic Services segment.

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions, in which the Company previously held an equity investment. Helium’s operations are included in the Strategic Services segment.

On March 24, 2011, the Company acquired Journalism Online, LLC (“Journalism Online”), an online provider of tools that allow consumers to purchase online subscriptions from publishers. Journalism Online’s operations are included in the Strategic Services segment.

Segment Descriptions

The Company operates primarily in the print and related services industry, with product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

During the fourth quarter of 2013, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including allocation of resources. The revised reporting structure includes four operating segments: “Publishing and Retail Services,” “Variable Print,” “Strategic Services,” and “International.” All prior periods have been reclassified to conform to the current reporting structure.

The Company’s segments and their product and service offerings are summarized below:

Publishing and Retail Services

The Publishing and Retail Services segment’s primary product offerings include magazines, catalogs, retail inserts, books, directories and packaging.

The Publishing and Retail Services segment accounted for 26.5% of the Company’s consolidated net sales in 2013.

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, direct mail, labels, statement printing, office products, forms and packaging.

The Variable Print segment accounted for 24.7% of the Company’s consolidated net sales in 2013.

Strategic Services

The Strategic Services segment includes the Company’s financial print products and related services, logistics services, digital and creative solutions and print management offerings.

The Strategic Services segment accounted for 23.4% of the Company’s consolidated net sales in 2013.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and service offerings include magazines, catalogs, retail inserts, books, directories, direct mail, packaging, forms, labels, manuals, statement printing, commercial and digital print, logistics services and digital and creative solutions. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The International segment accounted for 25.4% of the Company’s consolidated net sales in 2013.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages the Company’s cash pooling structures, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

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

Competition and Strategy

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite consolidation in recent years, the industry remains highly fragmented. Across the Company’s range of products and services, competition is based primarily on price in addition to quality and the ability to service the special needs of customers. Management expects that prices for the Company’s products and services will continue to be a focal point for customers in coming years. Therefore, the Company believes it needs to continue to lower its cost structure and differentiate its product and service offerings.

Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and Internet technologies, continue to impact the market for the Company’s products and services. The Company seeks to utilize the distinctive capabilities of its products and services to improve its customers’ communications, whether in paper or electronic form. The Company’s goal remains to help its customers succeed by delivering effective and targeted communications in the right format to the right audiences at the right time. Management believes that with the Company’s competitive strengths, including its broad range of complementary print-related services, strong logistics capabilities, technology leadership, depth of management experience, customer relationships and economies of scale, the Company has developed and can further develop valuable, differentiated solutions for its customers. The Company seeks to draw on its unified platform and strong customer relationships in order to serve a larger share of its customers’ print and related services needs.

The impact of digital technologies has been felt in many print products. Electronic communication and transaction technology has eliminated or reduced the role of many traditional printed products and has continued to drive electronic substitution in directory and statement printing, in part driven by environmental concerns and cost pressures at key customers. In addition, e-book substitution is having a continuing impact on consumer print book volume, though adoption rates are stabilizing, and a limited impact on educational and specialty books. Digital technologies have also impacted printed magazines, as advertiser spending has moved from print to electronic media. The future impact of technology on the Company’s business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, the Company has made targeted acquisitions and investments in the Company’s existing business to offer customers innovative services and solutions that further secure the Company’s position as a technology leader in the industry.

The acquisition of Consolidated Graphics and proposed acquisition of Esselte’s North American operations support the Company’s strategic objective of generating profitable growth and improved cash flow and liquidity through targeted acquisitions. These acquisitions are expected to enhance the Company’s existing capabilities and ability to serve its collective customers as well as provide cost savings through the combination of best practices, complementary products and manufacturing and distribution capabilities.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by the Company. Historically, demand for printing of magazines, catalogs, retail inserts and books is higher in the second half of the year driven by increased advertising pages within magazines, and holiday volume in catalogs, retail inserts and books. This typical seasonal pattern can be impacted by overall trends in the U.S. and world economy. The seasonal pattern in 2013 was in line with historical trends and the Company also expects future years to be in line with historical patterns. Additionally, the Company expects future years to be affected by the impact of election cycles on election-related print business as a result of the acquisition of Consolidated Graphics.

Raw Materials

The primary raw materials the Company uses in its print businesses are paper and ink. The Company negotiates with leading suppliers to maximize its purchasing efficiencies and uses a wide variety of paper grades, formats, ink formulations and colors. In addition, a substantial amount of paper used by the Company is supplied directly by customers. Variations in the cost and supply of certain paper grades and ink formulations used in the manufacturing process may affect the Company’s consolidated financial results. Paper prices fluctuated during 2013, and volatility in the future is expected. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. With respect to paper purchased by the Company, the Company has historically passed most changes in price through to its customers. Contractual arrangements and industry practice should support the Company’s continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable the Company to successfully do so. Management believes that the paper supply is consolidating, and there may be shortfalls in the future in supplies necessary to meet the demands of the entire marketplace. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. Additionally, the Company has undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to the Company’s ink requirements. The Company also resells waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Postal costs are a significant component of many customers’ cost structures and postal rate changes can influence the number of pieces that the Company’s customers are willing to print and mail. On January 27, 2013, the United States Postal Service (“USPS”) increased postage rates across all classes of mail by approximately 2.6%, on average. Under the 2006 Postal Accountability and Enhancement Act, it had been anticipated that postage would increase annually by an amount equal to or slightly less than the Consumer Price Index (the “CPI”). However, on December 24, 2013, the Postal Regulatory Commission (the “PRC”) approved the USPS Board of Governors’ request under the Exigency Provision in the applicable law for price increases of 4.3%. The exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all mail categories, effective January 26, 2014. According to the PRC’s ruling, the USPS must develop a plan by May 1, 2014 to phase out the exigent rate increase once it has produced the revenue justified by the request. As a leading provider of print logistics and among the largest mailers of standard mail in the U.S., the Company works closely with its customers and the USPS to offer innovative products and services to minimize postage costs. While the Company does not directly absorb the impact of higher postal rates on its customers’ mailings, demand for products distributed through the U.S. or foreign postal services is expected to be impacted by changes in postal rates.

During the third quarter of 2012, the USPS defaulted on two mandatory payments for the funding of retiree health benefits. The USPS announced that these defaults were not expected to impact mail services. However, the USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities. On April 10, 2013, the USPS announced a delay in the shift to a five-day mail and six-day package delivery schedule that was initially scheduled for August 2013, until legislation is passed that provides the authority to do so. Mail delivery services through the USPS accounted for approximately 46% of the Company’s logistics revenues during the year ended December 31, 2013. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated.

Customers

For each of the years ended December 31, 2013, 2012 and 2011, no customer accounted for 10% or more of the Company’s consolidated net sales.

Technology, Research and Development

The Company has a research facility that supports the development and implementation of new technologies to meet customer needs and improve operating efficiencies. The Company’s cost for research and development activities is not material to the Company’s consolidated annual results of operations, financial position or cash flows.

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

Employees

As of December 31, 2013, the Company had approximately 57,000 employees.

Available Information

The Company maintains an Internet website at www.rrdonnelley.com where the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility & Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.rrdonnelley.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Special Note Regarding Forward-Looking Statements

The Company has made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

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

Forward-looking statements are not guarantees of performance. The following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, could affect the future results of the Company and could cause those results or other outcomes to differ materially from those expressed or implied in its forward-looking statements:

—	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
—	successful execution of acquisitions and negotiation of future acquisitions;
—

the ability of the Company to integrate operations of acquisitions successfully and achieve enhanced earnings or effect cost savings, including the acquisition of Consolidated Graphics and proposed acquisition of Esselte;

—	the ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration and other key strategies;
—	the ability to divest non-core businesses;
—	future growth rates in the Company’s core businesses;
—	competitive pressures in all markets in which the Company operates;
—	the Company’s ability to access debt and the capital markets and the ability of its counterparties to perform their contractual obligations under the Company’s lending and insurance agreements;
—	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;
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

—	contingencies related to actual or alleged environmental contamination;
—	the retention of existing, and continued attraction of additional customers and key employees;
—	the effect of a material breach of security of any of the Company’s systems;
—	the failure to properly use and protect customer information and data;
—	the effect of labor disruptions or shortages;
—	the effect of economic and political conditions on a regional, national or international basis;
—	the effect of economic weakness and constrained advertising;
—	uncertainty about future economic conditions;
—	the possibility of future terrorist activities or the possibility of a future escalation of hostilities in the Middle East or elsewhere;
—	the possibility of a regional or global health pandemic outbreak;
—	disruptions to the Company’s operations resulting from possible natural disasters, interruptions in utilities and similar events;
—	adverse outcomes of pending and threatened litigation; and
—	other risks and uncertainties detailed from time to time in the Company’s filings with the SEC.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Annual Report on Form 10-K should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K to reflect any new events or any change in conditions or circumstances.

ITEM 1A.   RISK FACTORS

The Company’s consolidated results of operations, financial position and cash flows can be adversely affected by various risks. These risks include the principal factors listed below and the other matters set forth in this Annual Report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to the Businesses of the Company

Global market and economic conditions, as well as the effects of these conditions on customers’ businesses could adversely affect the Company.

Global economic conditions affect customers’ businesses and the markets they serve. Demand for advertising tends to correlate with changes in the level of economic activity in the markets customers serve. Because a significant part of the Company’s business relies on its customers’ advertising spending, a prolonged downturn in the global economy and an uncertain economic outlook could further reduce the demand for printing and related services that the Company provides to these customers. Economic weakness and constrained advertising spending may result in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. The Company may experience reduced demand for its products and services due to economic conditions and other macroeconomic factors affecting consumers’ and businesses’ spending behavior. In addition, customer difficulties could result in increases in bad debt write-offs and allowances for doubtful accounts receivable. In particular, the Company’s exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse effect on the Company’s results of operations. The Company may experience operating margin declines in certain businesses, reflecting the effect of items such as competitive price pressures, inventory write-downs, cost increases for wages and materials, and increases in pension and other postretirement benefits plan funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for the Company to forecast operating results and to make decisions about future investments. Delays or reductions in customers’ spending would have an adverse effect on demand for the Company’s products and services, which could be material, and consequently impact the Company’s consolidated results of operations, financial position and cash flow.

Adverse credit market conditions may limit the Company’s ability to obtain future financing.

Uncertainty and volatility in global financial markets may cause financial markets institutions to fail or may cause lenders to hoard capital and reduce lending. The failure of a financial institution that supports the Company’s existing credit agreement would reduce the size of its committed facility unless a replacement institution were added.

The Company’s operating performance and creditworthiness may limit its ability to obtain future financing and the cost of any such capital may be higher than in past periods.

The Company’s access to future financing will depend on a variety of factors such as the general availability of credit, its credit ratings and credit capacity at the time it pursues such financing. The Company’s current Corporate credit ratings are below investment grade and, as a result, the Company’s borrowing costs may further increase or ability to borrow may be limited. The Company’s obligations under its current $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) which expires October 15, 2017, are guaranteed by material and certain other domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company. The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments, dispose of certain assets and may also limit the use of proceeds. The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. If adequate capital is not available to the Company and its internal sources of liquidity prove to be insufficient, or if future financings require more restrictive covenants, such combination of events could adversely affect the Company’s ability to (i) acquire new businesses or enter new markets, (ii) service or refinance its existing debt, (iii) pay dividends on common stock, (iv) make necessary capital investments, and (v) make other expenditures necessary for the ongoing conduct of its business.

The indentures governing the notes and debentures the Company issues do not contain restrictive covenants and the Company may incur substantially more debt or take other actions, including engaging in mergers and acquisitions, paying dividends and making other distributions to holders of equity securities, and disposing of certain assets, which may adversely affect the Company’s ability to satisfy its obligations under the notes and debentures issued under its indentures.

Although the Credit Agreement is subject to a number of negative and financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio, and covenants that restrict the Company’s ability to incur additional indebtedness, engage in mergers and acquisitions, pay dividends and make other distributions to the holders of the Company’s equity securities, and dispose of certain assets, the indentures governing the Company’s notes and debentures do not contain financial or operating covenants or restrictions on the incurrence of indebtedness, the payment of dividends or making other distributions, or the disposition of certain assets. In addition, the limited covenants applicable to the notes and debentures do not require the Company to achieve or maintain any minimum financial results relating to its financial position or results of operations.

In carrying out the Company’s strategy focused on maximizing long-term shareholder value, the Company may enter into transactions which may increase its financial leverage. The Company’s ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the indentures governing its notes and debentures could have the effect of diminishing the Company’s ability to make payments on those notes and debentures when due, and require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which would reduce the availability of cash flow to fund the Company’s operations, working capital and capital expenditures.

Fluctuations in the costs of paper, ink, energy and other raw materials may adversely impact the Company.

Purchases of paper, ink, energy and other raw materials represent a large portion of the Company’s costs. Increases in the costs of these inputs may increase the Company’s costs and the Company may not be able to pass these costs on to customers through higher prices. In addition, the Company may not be able to resell waste paper and other print-related by-products or may be adversely impacted by decreases in the prices for these by-products. Increases in the cost of materials may adversely impact customers’ demand for the Company’s printing and related services.

The Company may be adversely affected by a decline in the availability of raw materials.

The Company is dependent on the availability of paper, ink and other raw materials to support its operations. Unforeseen developments in these markets could result in a decrease in the supply of paper, ink or other raw materials and could cause a decline in the Company’s revenues.

The financial condition of the Company’s customers may deteriorate.

Many of the Company’s customers participate in highly competitive markets, and their financial condition may deteriorate as a result. A decline in the financial condition of the Company’s customers would hinder the Company’s ability to collect amounts owed by customers. In addition, such a decline would result in lower demand for the Company’s products and services. A lack of liquidity in the capital markets or a sustained period of unfavorable economic conditions will increase the Company’s exposure to credit risks and result in increases in bad debt write-offs and allowances for doubtful accounts receivable.

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

Achieving the anticipated benefits of acquisitions will depend in part upon the Company’s ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and the Company may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of the Company or the acquired businesses. The Company’s strategy is, in part, predicated on the Company’s ability to realize cost savings and to increase revenues through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and revenue increases is dependent upon a number of factors, many of which are beyond the Company’s control. In particular, the Company may not be able to realize the benefits of more comprehensive product and service offerings, anticipated integration of sales forces, asset rationalization and systems integration.

The Company may be unable to hire and retain talented employees, including management.

The Company’s success depends, in part, on its general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of the Company’s employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on the Company. Various locations may encounter competition with other manufacturers for skilled labor. Many of these competitors may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than the Company offers. In addition, many members of the Company’s management have significant industry experience that is valuable to the Company’s competitors. The Company enters into non-solicitation and, as appropriate, non-competition agreements with its executive officers, prohibiting them contractually from soliciting the Company’s customers and employees and from leaving and joining a competitor within a specified period. If one or more members of the Company’s senior management team leave and cannot be replaced with a suitable candidate quickly, the Company could experience difficulty in managing its business properly, which could harm business prospects and the Company’s consolidated results of operations.

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

Changes in market conditions or lower returns on assets may increase required pension and other postretirement benefits plan contributions in future periods.

The funded status of the Company’s pension and other postretirement benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. As experienced in prior years, declines in the market value of the securities held by the plans coupled with historically low interest rates have reduced, and in the future could materially reduce, the funded status of the plans. These reductions have increased the level of expected required pension and other postretirement benefits plan contributions in future years. Market conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate or worsen the effects of lower asset returns. If adverse market conditions were to continue for an extended period of time, the Company’s costs and required cash contributions associated with pension and other postretirement benefits plans may substantially increase in future periods.

There are risks associated with operations outside the United States.

The Company has significant operations outside the United States. Revenues from the Company’s operations in geographic regions outside the United States accounted for approximately 25% of the Company’s consolidated net sales for the year ended December 31, 2013. As a result, the Company is subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which the Company operates. The volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which the Company has operations.

The Company is exposed to significant risks related to potential adverse changes in currency exchange rates.

The Company is exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which it does business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of the Company’s non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into the Company’s consolidated financial statements. To the extent borrowings, sales, purchases, revenues and expenses or other transactions are not in the applicable local currency, the Company may enter into foreign currency spot and forward contracts to hedge the currency risk. Management cannot be sure, however, that the Company’s efforts at hedging will be successful, and such efforts could, in certain circumstances, lead to losses.

A decline in expected profitability of the Company or individual reporting units of the Company could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

The Company holds material amounts of goodwill, other long-lived assets and deferred tax assets on its balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of the Company’s related goodwill, other long-lived tangible and intangible assets or deferred tax assets and require the write down or write off these assets or, in the case of deferred tax assets, recognition of a valuation allowance through a charge to income. Such an occurrence has had and could continue to have a material adverse effect on the Company’s consolidated results of operations, financial position and cash flows.

Risks Related to the Printing and Related Services Industry

The highly competitive market for the Company’s products and industry consolidation may continue to create adverse price pressures.

The markets for the majority of the Company’s product categories are highly fragmented and the Company has a large number of competitors. Management believes that excess capacity in the Company’s markets has caused downward price pressure and that this trend is likely to continue. In addition, consolidation in the markets in which the Company competes may increase competitive price pressures due to competitors lowering prices as a result of synergies achieved.

The substitution of electronic delivery for printed materials may continue to adversely affect the Company’s businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed documents. Consumers continue to accept electronic substitution in directory and statement printing and are replacing traditional reading of print materials with online, hosted media content or e-reading devices. The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted the Company’s products, such as directories, books, forms and statement printing. Digital technologies have also impacted printed magazines, as advertising spending has moved from print to electronic media. To the extent that consumers, customers and regulators continue to accept these alternatives, the Company’s products will be adversely affected.

Changes in the rules and regulations to which the Company is subject may increase the Company’s costs.

The Company is subject to numerous rules and regulations, including, but not limited to, product safety, environmental and health and welfare benefit regulations. These rules and regulations may be changed by local, state or federal governments in countries in which the Company operates. Changes in these regulations may result in a significant increase in the Company’s costs to comply. Compliance with changes in rules and regulations could require increases to the Company’s workforce, increased cost for compensation and benefits, or investments in new or upgraded equipment. In addition, growing concerns about climate change, including the impact of global warming, may result in new regulations with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation. Compliance with new rules and regulations or changes in existing rules and regulations could result in additional costs to the Company.

Declines in general economic conditions or political unrest may adversely impact the Company’s business.

In general, demand for the Company’s products and services are highly correlated with general economic conditions. Declines in economic conditions in the U.S. or in other countries in which the Company operates may adversely impact the Company’s consolidated financial results. Because such declines in demand are difficult to predict, the Company or the industry may have increased excess capacity as a result. An increase in excess capacity may result in declines in prices for the Company’s products and services. The overall business climate may also be impacted by wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for the Company’s products and services.

Changes in the rules and regulations to which customers are subject may impact demand for the Company’s products and services.

Many of the Company’s customers are subject to rules and regulations requiring certain printed or electronic communications, governing the form of such communications and protecting the privacy of consumers. Changes in these regulations may impact customers’ business practices and could reduce demand for the Company’s printed products and related services. Changes in such regulations could eliminate the need for certain types of printed communications altogether or such changes may impact the quantity or format of printed communications.

Changes in postal rates, regulations and delivery structure may adversely impact demand for the Company’s products and services.

Postal costs are a significant component of many of the Company’s customers’ cost structures and postal rate changes can influence the number of pieces and types of mailings that the Company’s customers mail. On December 24, 2013, the PRC approved the USPS Board of Governors’ request for price increases of 4.3%. This exigent rate increase was implemented in addition to a 1.7% rate increase, equal to the CPI, for total price increases of 6.0%, on average, across all mail categories, effective January 26, 2014. In addition, the USPS has incurred significant financial losses in recent years and may, as a result, implement significant changes to the breadth or frequency of its mail delivery. The USPS is continuing to pursue its previously announced plans to restructure its mail delivery network, including the closure of many post office facilities and suspension of Saturday service. On April 10, 2013, the USPS announced a delay in the shift to a five-day mail and six-day package delivery schedule that was initially scheduled for August 2013, until legislation is passed that provides the authority to do so. The impact to the Company of the USPS’s restructuring plans, many of which require legislative action, cannot currently be estimated. If implemented, such changes could impact customers’ ability or willingness to communicate by mail. Declines in print volumes mailed would have an adverse effect on the Company’s business.

Changes in the advertising, retail and capital markets may impact the demand for printing and related services.

Many of the end markets in which customers of the Company compete are experiencing changes due to technological progress and changes in consumer preferences. The Company cannot predict the impact that these changes will have on demand for the Company’s products and services. Such changes may decrease demand, increase price pressures, require investment in updated equipment and technology, or cause other adverse impacts to the Company’s business. In addition, the Company must monitor changes in its customers’ markets and develop new solutions to meet customers’ needs. The development of such solutions may be costly, and there is no assurance that these solutions will be accepted by customers.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.   PROPERTIES

The Company’s corporate office is located in leased office space in Chicago, Illinois. As of December 31, 2013, the Company leased or owned 308 U.S. facilities, some of which had multiple buildings and warehouses, and these U.S. facilities encompassed approximately 38.5 million square feet. The Company leased or owned 155 international facilities encompassing approximately 9.4 million square feet in Canada, Latin America, Europe and Asia. Of the Company’s U.S. and international facilities, approximately 30.7 million square feet of space was owned, while the remaining 17.2 million square feet of space was leased.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY

Name, Age and Positions with the Company	Officer Since	Business Experience During Past Five Years
Thomas J. Quinlan, III 51, President and Chief Executive Officer	2004

Served as RR Donnelley’s President and Chief Executive Officer since April 2007. Prior to this, served as Group President, Global Services since October 2006 and Chief Financial Officer since April 2006. Prior to this, served as Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 49, Executive Vice President, General Counsel, Corporate Secretary & Chief Compliance Officer	2004

Served as RR Donnelley’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007. Served previously as Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 45, Senior Vice President and Chief Accounting Officer	2007

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

Daniel L. Knotts 49, Chief Operating Officer	2007

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

Daniel N. Leib 47, Executive Vice President and Chief Financial Officer	2009

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

PART II

ITEM 5.	MARKET FOR R.R. DONNELLEY & SONS COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

RR Donnelley’s common stock is listed and traded on the NASDAQ Stock Market. The Company withdrew its common stock listing from the Chicago Stock Exchange during the year ended December 31, 2013.

As of February 21, 2014, there were 7,443 stockholders of record of the Company’s common stock. Quarterly closing prices of the Company’s common stock, as reported on NASDAQ, and dividends paid per share during the years ended December 31, 2013 and 2012, are contained in the chart below:

	Dividends Paid		Closing Common Stock Prices
			2013		2012
	2013	2012	High	Low	High	Low
First Quarter	$0.26	$0.26	$12.05	$8.72	$15.13	$11.35
Second Quarter	0.26	0.26	14.07	10.98	12.85	10.02
Third Quarter	0.26	0.26	19.26	14.23	13.26	10.60
Fourth Quarter	0.26	0.26	20.60	15.74	11.12	8.58

The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. See Exhibit 4.6 for additional details.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2013–October 31, 2013	-	$-	-	$-
November 1, 2013–November 30, 2013	-	-	-	$-
December 1, 2013–December 31, 2013	-	-	-	$-
Total	-	$-	-

There were no repurchases of equity securities during the three months ended December 31, 2013.

EQUITY COMPENSATION PLANS

For information regarding equity compensation plans, see Item 12 of this Annual Report on Form 10-K.

PEER PERFORMANCE TABLE

The graph below compares five-year returns of the Company’s common stock with those of the S&P 500 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on December 31, 2008. The returns of each company in the peer group have been weighted to reflect their market capitalizations.

Because the Company’s services and customers are so diverse, the Company does not believe that any single published industry index is appropriate for comparing stockholder return. Therefore, the peer group used in the performance graph combines two industry groups identified by Value Line Publishing, Inc., the publishing group (including printing companies) and the newspaper group. The Company itself has been excluded, and its contributions to the indices cited have been subtracted out. Changes in the peer group from year to year result from companies being added to or deleted from the Value Line publishing group or newspaper group.

Comparison of Five-Year Cumulative Total Return Among RR Donnelley, S&P 500 Index and Peer Group*

	Base Period	Fiscal Years Ended December 31,
Company Name / Index	2008	2009	2010	2011	2012	2013
RR Donnelley	100	176.83	147.07	129.29	88.48	215.82
Standard & Poor’s 500	100	126.46	145.51	148.59	172.37	228.19
Peer Group	100	152.69	166.45	173.66	211.74	328.80

Below are the specific companies included in the peer group.

*Peer Group Companies
A.H. Belo Corp. American Greetings(a) Consolidated Graphics Inc. Deluxe Corp. EW Scripps Gannett Co. Journal Communications Inc. McClatchy Co.	McGraw-Hill Companies Media General Meredith Corp. New York Times Co. Scholastic Corp. Washington Post Wiley (John) & Sons
(a)	American Greetings was included through August 9, 2013, when American Greetings went private.

__________________

ITEM 6.   SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in millions, except per share data)

	2013	2012	2011	2010	2009
Net sales	$10,480.3	$10,221.9	$10,611.0	$10,018.9	$9,857.4
Net earnings (loss) attributable to RR Donnelley common shareholders	211.2	(651.4)	(122.6)	221.7	(27.3)
Net earnings (loss) attributable to RR Donnelley common shareholders per diluted share	1.15	(3.61)	(0.63)	1.06	(0.13)
Total assets	7,238.2	7,262.7	8,281.7	9,083.2	8,747.6
Long-term debt	3,587.0	3,420.2	3,416.8	3,398.6	2,982.5
Cash dividends per common share	1.04	1.04	1.04	1.04	1.04

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2013: Pre-tax restructuring, impairment and other charges of $133.5 million ($88.2 million after-tax), $81.9 million pre-tax loss ($53.9 million after-tax) on the repurchases of $753.7 million of senior notes, $58.5 million income tax benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment and a $7.2 million benefit for previously unrecognized tax benefits related to the expected resolution of certain federal tax matters, pre-tax loss of $17.9 million ($12.3 million after-tax) on the disposal of the MRM France direct mail business in the International segment, pre-tax charges of $5.9 million ($5.2 million after-tax) for acquisition-related expenses, pre-tax impairment loss on equity investments of $5.5 million ($3.6 million after-tax) and a $3.2 million pre-tax loss ($2.0 million after-tax) on the currency devaluation in Venezuela;

•

For 2012: Pre-tax restructuring, impairment and other charges of $1,118.5 million ($981.9 million after-tax), $16.1 million pre-tax loss ($10.6 million after-tax) on the repurchases of $441.8 million of senior notes and termination of the Company’s previous $1.75 billion unsecured revolving credit agreement (the “Previous Credit Agreement”) which was due to expire on December 17, 2013, $4.8 million net benefit from income tax adjustments including the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested, $4.1 million pre-tax impairment loss ($2.6 million after-tax) on an equity investment, $3.7 million pre-tax gain ($2.8 million after-tax) on pension curtailment and pre-tax charges of $2.5 million ($2.2 million after-tax) for acquisition-related expenses;

•

For 2011: Pre-tax restructuring, impairment and other charges of $667.8 million ($532.8 million after-tax), $74.8 million recognition of income tax benefits due to the expiration of U.S. federal statutes of limitations for certain years, $69.9 million pre-tax loss ($44.1 million after-tax) on the repurchases of $427.8 million of senior notes, pre-tax gain on pension curtailment of $38.7 million ($24.3 million after-tax), $15.3 million of pre-tax expense ($9.7 million after-tax) for contingent compensation earned by the prior owners of an acquired business, $9.8 million pre-tax gain ($9.5 million after-tax) on the Helium investment and pre-tax charges of $2.2 million ($2.0 million after-tax) for acquisition-related expenses;

•

For 2010: Pre-tax restructuring, impairment and other charges of $157.9 million ($130.0 million after-tax), pre-tax charges of $13.5 million ($11.8 million after-tax) for acquisition-related expenses, $8.9 million pre-tax loss ($8.1 million after-tax) on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million, and a pre-tax $1.1 million write-down ($0.7 million after-tax) of affordable housing investments; and

•

For 2009: Pre-tax restructuring, impairment and other charges of $382.7 million ($334.0 million after-tax), $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $13.0 million pre-tax loss ($8.0 million after-tax) on the repurchases of $640.6 million of senior notes, a pre-tax $2.4 million write-down ($1.5 million after-tax) of affordable housing investments and pre-tax charges of $1.6 million ($1.0 million after-tax) for acquisition-related expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of RR Donnelley’s financial condition and results of operations should be read together with the consolidated financial statements and notes to those statements included in Item 15 of Part IV of this Annual Report on Form 10-K.

Business

For a description of the Company’s business, segments and product and service offerings, see Item 1, Business.

The Company separately reports its net sales, related costs of sales and gross profit for its product and service offerings. The Company’s product offerings primarily consist of magazines, catalogs, retail inserts, direct mail, statement printing, books, directories, financial print, labels, forms, commercial and digital print, packaging, office products, manuals and other related products procured through the Company’s print management offering. The Company’s service offerings primarily consist of logistics, EDGAR-related and eXtensible Business Reporting Language (“XBRL”) financial services, certain business outsourcing services and digital and creative solutions.

Executive Overview

2013 FINANCIAL PERFORMANCE

The changes in the Company’s income (loss) from operations, operating margin, net earnings (loss) attributable to RR Donnelley common shareholders and net earnings (loss) attributable to RR Donnelley common shareholders per diluted share for the year ended December 31, 2013, from the year ended December 31, 2012, were due to the following:

	Income (Loss) from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders per Diluted Share
	(in millions, except margin and per share data)
For the year ended December 31, 2012	$(369.8)	(3.6%)	$(651.4)	$(3.61)
2013 restructuring, impairment and other charges—net	(133.5)	(1.3%)	(88.2)	(0.48)
2012 restructuring, impairment and other charges—net	1,118.5	10.9%	981.9	5.44
Acquisition-related expenses	(3.4)	(0.1%)	(3.0)	(0.02)
2012 gain on pension curtailment	(3.7)	(0.0%)	(2.8)	(0.02)
2013 loss on disposal of business	—	—	(12.3)	(0.07)
Loss on investments	—	—	(1.0)	(0.01)
2013 Venezuela devaluation	—	—	(1.0)	(0.01)
Loss on debt extinguishment	—	—	(43.3)	(0.23)
Income tax adjustments	—	—	60.9	0.33
Operations	(28.4)	(0.4%)	(28.6)	(0.17)
For the year ended December 31, 2013	$579.7	5.5%	$211.2	$1.15

2013 restructuring, impairment and other charges—net: included pre-tax charges of $40.4 million for employee termination costs primarily related to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations; $38.4 million for other estimated charges related to the decision to partially withdraw from certain multi-employer pension plans; $33.8 million of lease termination and other restructuring costs, of which $14.7 million related to multi-employer pension plan withdrawal charges primarily attributable to manufacturing facility closures; $17.6 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures and charges of $3.3 million for the impairment of other intangible assets in the financial reporting unit within the Strategic Services segment;.

2012 restructuring, impairment and other charges—net: included charges of $848.4 million for the impairment of goodwill within the magazines, catalogs and retail inserts, books, digital and creative solutions, Europe, financial and commercial and digital print reporting units; $158.0 million for the impairment of other intangible assets within the books, magazines, catalogs and retail inserts, Latin America and commercial and digital print reporting units; pre-tax charges of $66.6 million for employee termination costs primarily related to the reorganization of sales and administrative functions across all segments and the closing of three manufacturing facilities within the Variable Print segment, two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the International segment; $25.3 million of lease termination and other restructuring costs; and $20.2 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

Acquisition-related expenses: included pre-tax charges of $5.9 million ($5.2 million after-tax) related to legal, accounting and other expenses for the year ended December 31, 2013 associated with acquisitions contemplated or completed in subsequent periods. For the year ended December 31, 2012, these pre-tax charges were $2.5 million ($2.2 million after-tax).

2012 gain on pension curtailment: included a pre-tax gain of $3.7 million ($2.8 million after-tax) for the year ended December 31, 2012, related to the remeasurement of the U.K. pension plan’s assets and obligations that was required with the announced freeze on further benefit accruals as of December 31, 2012.

2013 loss on disposal of business: included a pre-tax loss on the disposal of the MRM France direct mail business in the International segment of $17.9 million ($12.3 million after-tax).

Loss on investments: included pre-tax impairment losses on equity investments of $5.5 million ($3.6 million after-tax) for the year ended December 31, 2013 and $4.1 million ($2.6 million after-tax) for the year ended December 31, 2012.

2013 Venezuela devaluation: currency devaluation in Venezuela resulted in a pre-tax loss of $3.2 million ($2.0 million after-tax), of which $1.0 million was included in income attributable to noncontrolling interests.

Loss on debt extinguishment: included a pre-tax loss of $81.9 million ($53.9 million after-tax) for the year ended December 31, 2013, related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015. For the year ended December 31, 2012, a pre-tax loss on debt extinguishment of $16.1 million ($10.6 million after-tax) was recognized due to the repurchase of $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015 as well as the termination of the Previous Credit Agreement. The loss consisted of $27.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the 4.95% senior notes.

Income tax adjustments: included the recognition of a $58.5 million benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment and a $7.2 million benefit for previously unrecognized tax benefits related to the expected resolution of certain federal tax matters for the year ended December 31, 2013. For the year ended December 31, 2012, income tax adjustments included the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested.

Operations: reflected price pressures, wage and other inflation in Latin America and Asia, an increase in incentive compensation expense, a decline in pension and other postretirement benefits plan income, the $22.7 million prior year adjustments to net sales to correct an over-accrual of rebates owed to certain office products customers, lower volume and unfavorable mix within commercial and digital print and directories and lower recoveries on print-related by-products, partially offset by price increases driven by inflation in Latin America, lower depreciation and amortization expense, an increase in capital markets transactions activity, the suspension of the Company’s 401(k) match, cost savings from restructuring activities, higher volume and favorable mix within Asia, books and logistics and reduced healthcare costs. Income tax expense for the year ended December 31, 2013 reflected the release of valuation allowances on certain deferred tax assets and the recognition of previously unrecognized tax benefits related to certain state tax matters. See further details in the review of operating results by segment that follows below.

2013 Overview

Net sales increased by 2.5% in 2013 compared to 2012 primarily due to sales from acquisitions, including incremental pass-through postage revenue, as well as price increases driven by inflation in Latin America, an increase in capital markets transactions activity and higher organic volume and favorable mix within Asia, logistics, Global Turnkey Solutions, digital and creative solutions and books. The largest net sales increases were experienced within logistics, primarily due to acquisitions, as well as organic growth in freight brokerage services and print logistics; Asia, due to higher book export and packaging products and technology manuals volume, an increase in pass-through paper sales and changes in foreign exchange rates; Latin America, due to price increases driven by inflation and higher volume in certain products; and financial, due to an increase in capital markets transactions activity. Despite the increase in net sales, the Company experienced the impact of continued economic uncertainty, overcapacity in the industry and electronic substitution on certain product offerings. As a result, these net sales increases were partially offset by price pressures, lower pass-through print management sales and volume within business process outsourcing, a decline in compliance volume within financial, lower volume and unfavorable mix within commercial and digital print, directories and magazines, catalogs and retail inserts and the $22.7 million prior year adjustments to net sales to correct for an over-accrual of rebates owed to certain office products customers. The largest net sales declines were experienced within business process outsourcing, due to customer losses, primarily impacting pass-through print management sales, as well as real estate and outsourcing services volume; magazines, catalogs and retail inserts, due to price pressures, lower volume and unfavorable mix in magazines and customers furnishing their own paper; and directories, due to customers furnishing their own paper and the impact of electronic substitution on directories volume.

During the years ended December 31, 2013 and 2012, the Company continued to implement strategic initiatives across all platforms to reduce its overall cost structure and enhance productivity. During the year ended December 31, 2013, the Company realized cost savings of $30.8 million compared to 2012 from the suspension of the Company’s 401(k) match; restructuring activities, including the impact of the prior year reorganization of sales and administrative functions across all segments as well as continuing facility consolidations and reorganizations across certain platforms; and reduced healthcare costs, primarily as a result of lower enrollment and favorable claims experience. As a result of the improving trend in net sales and the benefits of its ongoing cost reduction efforts, the Company anticipates higher full-year employee incentive compensation payouts for 2013 compared to 2012. Incentive compensation expense in 2013 was $66.6 million, an increase of $42.5 million as compared to 2012. Of the increase in incentive compensation expense, $15.5 million, $9.4 million, $8.5 million, $4.8 million and $4.3 million was reflected in the International, Strategic Services, Publishing and Retail Services and Variable Print segments and Corporate, respectively.

Net cash provided by operating activities for the year ended December 31, 2013 was $694.8 million as compared to $691.9 million for the year ended December 31, 2012. The slight increase in net cash provided by operating activities reflected lower pension and other postretirement benefits plan contributions, lower payments in 2013 related to 2012 incentive compensation and the 2013 suspension of the Company’s 401(k) match, partially offset by the impact of working capital changes. The Company had a modest increase in working capital during 2013 compared to a significant reduction during 2012. Despite the increase in year-end working capital, the Company’s average working capital requirements in 2013 were lower than in 2012 due to an ongoing focus on billing cycle improvement, collections efficiency and inventory management.

During the year ended December 31, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021, and $400.0 million of 7.00% senior notes due February 15, 2022. The proceeds from these offerings were primarily used to repurchase $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015, to reduce borrowings under the Credit Agreement and for general corporate purposes. The repurchases resulted in a pre-tax loss on debt extinguishment of $81.9 million for the year ended December 31, 2013 related to premiums paid, unamortized debt issuance costs and other expenses. As a result of the repurchases, the Company’s annual long-term debt maturities are less than $360.0 million in each year until 2019. Additionally, in anticipation of the closing of the acquisition of Consolidated Graphics, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023 during the fourth quarter of 2013.

On January 31, 2014, the Company acquired Consolidated Graphics, a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions, with operations in North America, Europe and Asia. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ net debt. Immediately following the acquisition, the Company repaid the debt assumed. On January 6, 2014, the Company announced that it had entered into a definitive agreement to acquire substantially all of the North American operations of Esselte. The purchase price includes a combination of cash and up to 1.0 million shares of RR Donnelley common stock for a total transaction value of approximately $96.5 million. Esselte is a developer and manufacturer of nationally branded and private label office and stationery products. The completion of the Esselte transaction is subject to customary closing conditions. These acquisitions are expected to enhance the Company’s existing capabilities and ability to serve its collective customers as well as provide cost savings through the combination of best practices, complementary products and manufacturing and distribution capabilities.

Changes in market interest rates during the year have resulted in an increase in the discount rate assumptions for the Company’s most significant pension and other postretirement benefits plans from 4.2% and 3.9%, respectively, as of December 31, 2012, to 5.0% and 4.5%, respectively, as of December 31, 2013. Additionally, the market value of the securities held by the Company’s pension and other postretirement benefits plans has increased from $3,402.4 million as of December 31, 2012 to $3,914.1 million as of December 31, 2013. Primarily as a result of these factors, the Company’s underfunded obligation has decreased from $1,396.6 million as of December 31, 2012 to $420.9 million as of December 31, 2013. Future changes in market conditions may lead to changes in discount rates and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.

OUTLOOK

Vision and Strategy

RR Donnelley’s vision is to improve on its existing position as a global provider of integrated communications by providing its customers with the highest quality products and services.

The Company’s long-term strategy is focused on maximizing long-term shareholder value by driving profitable growth, continuing its focus on productivity and maintaining a disciplined approach to capital deployment. The Company pursues three major strategic objectives, which are summarized below, along with more specific areas of focus.

Strategic Objective	2014 Priorities
Profitable growth	—Provide comprehensive communications solutions for targeted vertical segments —Leverage existing customer base to generate organic growth —Targeted mergers and acquisitions
Productivity and cost control	—Maintain variable cost structure —Use technology to continue to increase productivity —Disciplined approach to managing costs
Cash flow and liquidity

—Limit annual debt maturities

—Prudent deployment of capital

—Disciplined approach to mergers and acquisitions

—Achieve a gross leverage ratio within the targeted range

—Quarterly Board of Directors’ review of dividends

The Company’s long-term strategy is to generate profitable growth. In order to accomplish this, the Company will continue to make targeted capital investments to support new business and leverage its global platform. The Company is focusing its information technology efforts on projects that facilitate integration and make it easier for customers to manage their full range of communication needs. The Company is also working to more fully integrate its sales efforts to broaden customer relationships and meet its customers’ demands. The Company’s global platform provides differentiated solutions for its customers through its broad range of complementary print-related services, strong logistics capabilities, and its innovative leadership in both conventional and digital technologies.

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

The Company seeks to deploy its capital using a balanced approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, distributions to shareholders, targeted acquisitions and capital expenditures. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships with a stable provider of integrated communications. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs. The Company’s acquisition of Consolidated Graphics and proposed acquisition of Esselte are expected to enhance existing capabilities and improve the ability to serve customers. The Company is focused on successfully integrating the acquisitions and expects to drive cost savings from synergies and provide additional capacity to meet customer needs.

The Company uses several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations and capital expenditures. The Company targets long-term net sales growth at or above industry levels, while maintaining operating margins by achieving productivity improvements that offset the impact of price declines and cost inflation. Cash flows from operations are expected to be stable over time, however, cash flows from operations in any given year can be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures, the level of required pension and other postretirement benefits plan contributions and the impact of working capital management efforts.

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Item 1A, Risk Factors, discusses many of these issues.

2014 Outlook

In 2014, the Company expects net sales to increase over 2013 driven by the acquisition of Consolidated Graphics and the proposed acquisition of Esselte, as well as organic growth across most product and service offerings in the Strategic Services, International and Variable Print segments that are expected to more than offset the anticipated continuing volume declines, price pressures and lower pass-through paper sales in the Publishing and Retail Services segment. The highly competitive market conditions and unused industry capacity will continue to put price pressure on both transactional work and contract renewals across all segments. The Company’s outlook assumes that the U.S. and European economies will grow modestly in 2014, with somewhat faster growth in developing countries and tapered growth in China. The Company expects a slight increase in consumer discretionary spending and a stable or slight increase in the overall level of advertising spending by U.S. businesses, although an anticipated decline in advertising spending for magazines. The Company will continue to leverage its customer relationships in order to provide a larger share of its customers’ communications needs. In addition, the Company expects to continue cost control and productivity initiatives, including selected facility consolidations across certain platforms.

The acquisition of Consolidated Graphics and proposed acquisition of Esselte will enhance the Company’s existing capabilities and improve its ability to serve its collective customers.

The Company initiated several restructuring actions in 2013 and 2012 to further reduce the Company’s overall cost structure. These restructuring actions included the closures of three manufacturing facilities during 2013 as well as the reorganization of certain operations. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2014 and in future years. In addition, the Company expects to identify other cost reduction opportunities in connection with acquired businesses and possibly take further actions in 2014, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing the Company’s credit facilities.

During the fourth quarter of 2013, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including allocation of resources. The following is a summary of expected changes in net sales and income from operations by segment for 2014 as compared to 2013:

Publishing and Retail Services

Net sales in the Publishing and Retail Services segment are expected to decrease in 2014 driven by volume declines and unfavorable mix primarily in books, directories and magazines, price pressures and lower pass-through paper sales. Net sales in magazines, catalogs and retail inserts are also expected to decline due to price reductions on major contract renewals, lower pass-through paper sales and unfavorable mix. Lower volume is expected in magazines, due to an expected decrease in advertising spending and the recent increase in postage prices, and directories, due to the impact of electronic substitution. Net sales in books are expected to decline as a result of electronic substitution, primarily of consumer books, and the impact of state and local budget spending on educational book volumes.

The Company expects operating income in the Publishing and Retail Services segment to decrease from 2013, as a result of lower volume and unfavorable mix and continued price pressures that will be partially offset by an improved cost structure from ongoing productivity efforts and lower depreciation and amortization expense.

Variable Print

Net sales in the Variable Print segment are expected to increase in 2014 driven by the acquisition of Consolidated Graphics and proposed acquisition of Esselte, as well as organic growth in certain products. An increase in volume from the healthcare industry is expected to drive higher organic net sales in commercial and digital print. Higher volume in direct mail, in-store marketing materials and packaging is also expected in 2014. Continued volume growth in labels is anticipated, including net sales growth as a result of higher volume in radio-frequency identification labels. The impact on organic office products volume as a result of the merger of certain significant customers cannot currently be estimated, however, higher volume in binders is expected from other customers. These increases are expected to be partially offset by the continued decline of forms and statement printing volume, due to the impact of electronic substitution, and price pressures.

Operating income for the Variable Print segment is expected to increase from 2013 due to the acquisition of Consolidated Graphics and proposed acquisition of Esselte, including cost savings to be derived from synergies and other restructuring activities, as well as organic growth in certain products as described above, partially offset by price pressures.

Strategic Services

Net sales in the Strategic Services segment are expected to increase from 2013 primarily due to higher logistics volume, largely driven by continuing growth in freight brokerage services, print logistics and co-mail services. Net sales in financial are expected to increase in 2014 as compared to 2013. Strong capital markets transactions activity is currently expected to continue in 2014, but the level of such activity across the full year will depend on continued favorable market conditions. An increase in compliance volume is also expected due to enhanced service offerings and targeted sales efforts. Net sales for digital and creative solutions and sourcing are expected to increase compared to 2013 due to higher volume.

Operating income in the Strategic Services segment is expected to increase in 2014 as compared to 2013 consistent with the expected organic sales growth described above.

International

Net sales in the International segment are expected to increase from 2013 primarily driven by anticipated volume increases in Global Turnkey Solutions, Asia and business process outsourcing, as well as the impact of price inflation in Latin America. Net sales in Asia are expected to increase slightly due to volume growth in book export, packaging products and technology manuals and labels, as well as higher pass-through paper sales, largely offset by price pressures. Business process outsourcing net sales are expected to increase as higher volume in outsourcing services is expected to be partially offset by a decline in print-management pass-through sales. Higher net sales are expected in Global Turnkey Solutions due to volume increases, partially offset by price declines on contract renewals. A net sales increase in Europe is expected due to higher pass-through paper sales and increases in print and packaging, retail inserts and magazine volume, partially offset by projected unfavorable changes in foreign exchange rates, the impact of electronic substitution on directories volume, a decline in technology manuals volume and price pressures. Net sales in Canada are expected to remain constant as increases in labels, statement printing and in-store marketing volume are expected to be offset by declines in commercial and digital print volume and price pressures.

Operating income in the International segment is expected to decrease from 2013 as wage and other inflation in certain countries, price declines and unfavorable mix are expected to more than offset higher volume.

Other

The Company’s pension and other postretirement benefits plans were underfunded by $245.4 million and $175.5 million, respectively, as of December 31, 2013, an improvement of $908.1 million and $67.6 million, respectively, compared to December 31, 2012, as reported in the Company’s Consolidated Balance Sheets and further described in Note 11, Retirement Plans, to the Consolidated Financial Statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation. Based on the plans’ regulatory funded status, required contributions in 2014 under all pension and other postretirement benefits plans are expected to be approximately $59 million to $79 million, which is an increase compared to contributions made in 2013 of $29.6 million.

As of December 31, 2013, the Company was contributing to two defined benefit multi-employer pension plans. It is reasonably possible that the Company will withdraw from the remaining multi-employer pension plans in the near term, which would give rise to additional withdrawal obligations. The Company currently estimates that the potential withdrawal obligations for these plans range from $15 million to $25 million. The Company’s withdrawal liabilities may be disproportionate to its current costs of continuing to participate in the plans and could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. As a result of the Consolidated Graphics acquisition, the Company will participate in three additional defined benefit multi-employer pension plans, including a plan from which the Company had previously withdrawn. While it is not possible to quantify the potential impact of future events or circumstances, further reductions in participation or withdrawals from multi-employer pension plans could have a material impact on the Company’s consolidated annual results of operations, financial position or cash flows.

Cash flows from operations in 2014 will be negatively impacted by the expected increase in pension and other postretirement benefits plan contributions and higher payments for incentive compensation as well as integration-related restructuring payments related to the acquisition of Consolidated Graphics. These negative impacts are expected to be partially offset by increased operating cash flow from the acquisition of Consolidated Graphics and improved profitability driven by organic net sales growth. The Company expects capital expenditures to be in the range of $225 million to $250 million in 2014.

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

Revenue from services is recognized as services are performed. For the Company’s logistics operations, whose operations include the delivery of printed material, the Company recognizes revenue upon completion of the delivery of services. Within the Company’s financial operations, which serve the global financial services end market, the Company files highly customized materials, such as regulatory S-filings and initial public offerings documents, with the SEC on behalf of its customers, and performs EDGAR-related and XBRL services. Revenue is recognized for these services upon completion of the service performed or following final delivery of the printed product. Within the Company’s business process outsourcing operations, the Company provides various outsourcing services. Depending on the nature of the service performed, revenue is recognized for outsourcing services either as services are rendered or upon completion of the service. Revenues related to the Company’s digital and creative solutions operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, which are typically upon completion of the performed service and acceptance by the customer.

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for third-party shipping and handling costs as well as certain postage costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, each contract is evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement and bears credit risk and the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis. As a result, the Company’s reported sales and margins may be impacted by the mix of customer-supplied paper and Company-supplied paper.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future, if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

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

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its current organization structure, the Company has identified nineteen reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative excess fair value of each reporting unit. Due to the change in the Company’s reporting structure, as of December 31, 2013, the Company’s goodwill balances for certain reporting units were reallocated based on the relative fair values of the businesses.

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As of October 31, 2013, under the Company’s previous organization structure, prior to the reorganization of the Company’s reportable segments in the fourth quarter of 2013 (the “Previous Organization Structure”), the Company identified fifteen reporting units for which cash flows were determinable and to which goodwill was allocated. The annual goodwill impairment test, as of October 31, was performed based on the fifteen reporting units identified under the Previous Organization Structure. The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit.  For all periods prior to December 31, 2013, the interim reviews for indicators of impairment were also performed under the Company’s Previous Organization Structure. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events. Based on these interim assessments, management concluded that as of the interim periods, no events or changes in circumstances indicated that it was more likely than not that the fair value for any reporting unit under the Previous Organization Structure had declined below its carrying value. The Company also performed an interim review for impairment as of December 31, 2013, under the Company’s current reporting structure. Based on this interim assessment, management concluded that as of December 31, 2013, there were no indicators that the fair value of any of the nineteen reporting units under the current organization structure was more likely than not below its carrying value.

As of October 31, 2013, nine reporting units under the Previous Organization Structure had goodwill. The books and directories, commercial, Latin America, business process outsourcing, Europe and Canada reporting units had no goodwill as of October 31, 2013. The reporting units with goodwill were reviewed for impairment using either a qualitative or quantitative assessment.

Qualitative Assessment for Impairment

For the logistics and premedia reporting units under the Previous Organization Structure, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the reporting units were less than their carrying values. As of October 31, 2012, the fair values of the logistics and premedia reporting units exceeded their carrying values by 382.0% and 110.4%, respectively, according to the valuation performed by a third-party appraisal firm.

In performing this analysis, the Company considered various factors, including the effect of market or industry changes and the reporting units’ actual results compared to projected results. In addition, management considered how other key assumptions, such as the discount rate, used in the 2012 impairment test could be impacted by changes in market conditions and economic events.

Since October 31, 2012, the market value of the Company’s stock has increased and market yields on the Company’s debt have decreased. In addition, long-term projections for both reporting units remain in line with what the Company expected as of October 31, 2012. Based on this qualitative assessment, management concluded that as of October 31, 2013, it was more likely than not that the fair values of the logistics and premedia reporting units under the Previous Organization Structure were greater than their carrying values. The goodwill balances of the logistics and premedia reporting units under the Previous Organization Structure were $291.8 million and $23.4 million, respectively, as of October 31, 2013.

Quantitative Assessment for Impairment

For the remaining seven reporting units under the Previous Organization Structure with goodwill, a two-step method was used for determining goodwill impairment. In the first step (“Step One”), the Company compared the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeded the estimated fair value, the second step (“Step Two”) is completed to determine the amount of the impairment charge. Step Two requires the allocation of the estimated fair value of the reporting unit to the assets, including any unrecognized intangible assets, and liabilities in a hypothetical purchase price allocation. Any remaining unallocated fair value represents the implied fair value of goodwill, which is compared to the corresponding carrying value of goodwill to compute the goodwill impairment charge. The results of Step One of the goodwill impairment test as of October 31, 2013, indicated that the estimated fair values for all seven reporting units exceeded their respective carrying values. Therefore, the Company did not perform Step Two for any of the reporting units.

As part of its impairment test for these reporting units, the Company engaged a third-party appraisal firm to assist in the Company’s determination of the estimated fair value. This determination included estimating the fair value using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value in Step One and the allocation of that value to individual assets and liabilities in Step Two, if necessary, requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. The allocation of fair value under Step Two requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment.

As a result of the 2013 annual goodwill impairment test, the Company did not recognize any goodwill impairment charges as the estimated fair values of all reporting units exceeded their respective carrying values.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) or “failed” (the carrying value exceeds fair value) Step One of the goodwill impairment test. All reporting units passed Step One, with fair values that exceeded the carrying values by between 15.4% and 138.8% of their respective estimated fair values. Relatively small changes in the Company’s key assumptions would not have resulted in any reporting units failing Step One.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1.0% decrease in estimated annual future cash flows would decrease the estimated fair value of the reporting unit by approximately 1.0%. The estimated long-term net sales growth rate can have a significant impact on the estimated future cash flows, and therefore, the fair value of each reporting unit. A 1.0% decrease in the long-term net sales growth rate would have resulted in no reporting units failing Step One of the goodwill impairment test. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. The discount rate for the reporting units with operations primarily located in the U.S. was estimated to be 9.5% as of October 31, 2013. Estimated discount rates for reporting units with operations primarily in foreign locations ranged from 11.5% to 12.5%. A 1.0% increase in estimated discount rates would have resulted in no reporting units failing Step One. The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value. During the year ended December 31, 2013, the Company recognized non-cash impairment charges of $3.3 million related to acquired customer relationship intangible assets in the financial reporting unit within the Strategic Services segment. In addition, the Company recognized non-cash impairment charges of $19.0 million during the year ended December 31, 2013, related to land, buildings, machinery and equipment and leasehold improvements, primarily as a result of restructuring actions.

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

Accounting for Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Consolidated Financial Statements as of December 31, 2013 and 2012 reflect these tax positions. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s historical financial statements.

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2013 and 2012, valuation allowances of $268.2 million and $273.6 million, respectively, were recorded in the Company’s Consolidated Balance Sheets.

Deferred U.S. income taxes and foreign taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $7.9 million as of December 31, 2013 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Share-Based Compensation

The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The amount of expense recognized for these awards is determined by the Company’s estimates of several factors, including future forfeitures of awards, expected volatility of the Company’s stock, the average life of options prior to expiration and expected performance compared to target for performance share units. See Note 17, Stock and Incentive Programs for Employees, to the Consolidated Financial Statements for further discussion.

Pension and Other Postretirement benefits plans

The Company records annual income and expense amounts relating to its pension and other postretirement benefits plans based on calculations which include various actuarial assumptions including discount rates, expected long-term rates of return, turnover rates, health care cost trend rates and compensation increases. The Company reviews its actuarial assumptions on an annual basis as of December 31 (or more frequently if a significant event requiring remeasurement occurs) and modifies the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on the Consolidated Balance Sheet, but are generally amortized into operating earnings over future periods, with the deferred amount recorded in accumulated other comprehensive income (loss). The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The Company determines its assumption for the discount rate to be used for purposes of computing pension and other postretirement benefits plan obligations based on an index of high-quality corporate bond yields and matched-funding yield curve analysis. The discount rates for pension benefits at December 31, 2013 and 2012 were 5.0% and 4.2%, respectively. The discount rates for other postretirement benefits plans at December 31, 2013 and 2012 were 4.5% and 3.9%, respectively.

A one-percentage point change in the discount rates at December 31, 2013 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

Pension Plans

	1% Increase	1% Decrease
	(in millions)
Accumulated benefit obligation	$(449.7)	$544.4
Projected benefit obligation	(451.5)	548.1

Other Postretirement Benefits Plans

	1% Increase	1% Decrease
	(in millions)
Accumulated benefit obligation	$(33.5)	$39.2

Pension and other postretirement benefits plan contributions are dependent on many factors, including returns on invested assets and discount rates used to determine pension obligations. The Company made contributions of $21.6 million to its pension plans and $8.0 million to its other postretirement benefits plans in 2013. The Company estimates that it will make cash contributions totaling approximately $59 million to $79 million to its pension and other postretirement benefits plans in 2014.

Further benefit accruals under the primary defined benefit plans maintained by the Company have been frozen. On December 20, 2012, the Company announced a freeze on further benefit accruals under its U.K. pension plans as of December 31, 2012. As of January 1, 2013, participants ceased earning additional benefits under the U.K. plan and no new participants entered these plans. The plan freeze required a remeasurement of the plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $3.7 million recognized in 2012. Additionally, on February 1, 2012, the Company announced a freeze on further benefit accruals under its Canadian pension plans as of March 31, 2012. On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. The remeasurement of the U.S. pension plans’ assets and obligations resulted in a non-cash curtailment gain of $38.7 million, which was recognized in the Consolidated Statement of Operations during the fourth quarter of 2011.

The Company employed a total return investment approach for its pension and other postretirement benefits plans whereby a mix of equities, fixed income and, for certain pension plans, alternative investments are used to maximize the long-term return of pension and other postretirement benefits plan assets. The intent of this strategy is to minimize plan contributions by outperforming the growth in plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contain a diversified blend of equity, fixed income and, for certain plans, alternative investments. Furthermore, equity investments are diversified across geography, market capitalization and investment style. Fixed income investments are diversified across geography and include holdings of corporate bonds, government and agency bonds and asset-backed securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. As the majority of the Company’s pension plans have been frozen as of December 31, 2012, the Company continues to evaluate its investment approach and expects to, over time, transition to a risk management approach for its pension and other postretirement benefits plan investments. The overall investment objective of the risk management approach is to reduce the risk of significant decreases in the plans’ funded status.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for both the pension and other postretirement benefits plans was approximately 75.0% for equity and other securities and approximately 25.0% for fixed income. As the Company shifts to a risk management approach, the target asset allocation percentage is expected to decrease for equity and increase for fixed income, though the target allocation will fluctuate based on the plans’ funded status. In addition, the Company will seek to invest in assets that more effectively hedge interest rate risk in the plan liabilities; such investments may include long-duration government or corporate bonds and certain derivative instruments. The expected long-term rate of return on plan assets assumption at December 31, 2013 was 8.0% and 7.25% for the Company’s major U.S. and Canadian pension plans, respectively, and 7.25% for the Company’s U.S. other postretirement benefits plan. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension and other postretirement benefits plan expense in 2014 is 7.75% and 7.0% for the Company’s major U.S. and Canadian pension plans, respectively, and 7.25% for the Company’s U.S. other postretirement benefits plan.

The Company also maintains several pension plans in other international locations. The expected returns on plan assets and discount rates for those plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

The following table shows the results of operations for the years ended December 31, 2013 and 2012, which reflects the results of acquired businesses from the relevant acquisition dates:

	2013	2012	$ Change	% Change
	(in millions, except percentages)
Products net sales	$8,765.8	$8,835.1	$(69.3)	(0.8%)
Services net sales	1,714.5	1,386.8	327.7	23.6%
Total net sales	10,480.3	10,221.9	258.4	2.5%
Products cost of sales (exclusive of depreciation and amortization)	6,816.9	6,874.2	(57.3)	(0.8%)
Services cost of sales (exclusive of depreciation and amortization)	1,332.9	1,014.8	318.1	31.3%
Total cost of sales	8,149.8	7,889.0	260.8	3.3%
Products gross profit	1,948.9	1,960.9	(12.0)	(0.6%)
Services gross profit	381.6	372.0	9.6	2.6%
Total gross profit	2,330.5	2,332.9	(2.4)	(0.1%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,181.5	1,102.6	78.9	7.2%
Restructuring, impairment and other charges—net	133.5	1,118.5	(985.0)	(88.1%)
Depreciation and amortization	435.8	481.6	(45.8)	(9.5%)
Income (loss) from operations	$579.7	$(369.8)	$949.5	nm

Consolidated

Net sales of products for the year ended December 31, 2013 decreased $69.3 million, or 0.8%, to $8,765.8 million versus the same period in the prior year, including a $14.2 million, or 0.2%, decrease due to the impact of changes in foreign exchange rates. Net sales of products decreased primarily due to lower sales in the Publishing and Retail Services and Variable Print segments, as a result of lower volume and unfavorable mix, price pressures, lower pass-through paper sales and the $22.7 million prior year adjustments to net sales to correct for an over-accrual of rebates owed to certain office products customers. Net sales of products increased in the International segment due to price increases driven by inflation in Latin America, higher volume and increased pass-through paper sales in Asia and favorable mix and higher volume in Global Turnkey Solutions, partially offset by customer losses, primarily resulting in a decline in pass-through print management volume within business process outsourcing. Net sales of products also increased in the Strategic Services segment due to an increase in capital markets transactions activity.

Net sales from services for the year ended December 31, 2013 increased $327.7 million, or 23.6%, to $1,714.5 million versus the same period in the prior year, including a $2.4 million, or 0.2%, impact of unfavorable changes in foreign exchange rates. The increase in net sales from services was primarily due to the acquisitions of Presort and XPO. Net sales from services also increased as a result of higher freight brokerage services and print logistics volume, an increase in digital and creative solutions volume and higher courier services volume, partially offset by a decline in compliance volume in financial services.

Products gross profit decreased $12.0 million to $1,948.9 million for the year ended December 31, 2013 versus the same period in 2012. During the fourth quarter of 2013, the Company reallocated certain costs between products cost of sales and services cost of sales, resulting in a $40.2 million increase in products gross profit for the year ended December 31, 2013 and corresponding decrease in services gross profit. The remaining decrease in products gross profit was primarily due to price pressures, wage and other inflation in Latin America and Asia, lower volume and unfavorable mix within commercial and digital print and directories, the prior year rebate adjustments, higher incentive compensation expense and lower recoveries on print-related by-products, partially offset by price increases driven by inflation in Latin America, higher volume in Asia and Latin America, an increase in capital markets transactions activity, the suspension of the Company’s 401(k) match, higher volume and favorable mix within books, cost savings from restructuring activities and reduced healthcare costs due to favorable claims experience and lower enrollment. Products gross margin remained constant at 22.2%, reflecting price pressures, wage and other inflation in Latin America and Asia, the prior year rebate adjustments, higher incentive compensation expense, lower recoveries on print-related by-products and unfavorable mix in certain products, offset by higher prices driven by inflation in Latin America, the change in allocation between products and services cost of sales, the suspension of the Company’s 401(k) match, cost savings from restructuring activities, reduced healthcare costs and lower pass-through print management and paper sales.

Services gross profit increased $9.6 million to $381.6 million for the year ended December 31, 2013 versus the same period in 2012 primarily due to higher sales in logistics as a result of volume increases in freight brokerage services and print logistics and the acquisition of XPO, as well as the suspension of the Company’s 401(k) match, reduced healthcare costs due to favorable claims experience and lower enrollment and cost savings from restructuring activities. These increases were partially offset by the change in allocation between products and services cost of sales described above, wage and other inflation and lower volume within business process outsourcing, higher incentive compensation expense and lower compliance volume in financial services. Services gross margin decreased from 26.8% to 22.3%, of which 2.9 percentage points resulted from pass-through postage sales from the acquisition of Presort and 2.3 percentage points resulted from the change in allocation between products and services cost of sales. The resulting increase was due to the suspension of the Company’s 401(k) match, reduced healthcare costs and cost savings from restructuring activities, largely offset by higher incentive compensation expense, wage and other inflation in business process outsourcing and higher organic pass-through postage sales in international mail services.

Selling, general and administrative expenses increased $78.9 million to $1,181.5 million, and from 10.8% to 11.3% as a percentage of net sales, for the year ended December 31, 2013 versus the prior year reflecting a decline in pension and other postretirement benefits plan income, higher incentive compensation expense, wage and other inflation in Latin America and Asia and an increase in bad debt expense, partially offset by the suspension of the Company’s 401(k) match, cost savings from restructuring activities, lower share-based compensation expense and reduced healthcare costs.

For the year ended December 31, 2013, the Company recorded net restructuring, impairment and other charges of $133.5 million compared to $1,118.5 million in 2012. In 2013, these charges included $40.4 million of employee termination costs for 1,382 employees, of whom 1,363 were terminated as of December 31, 2013. These charges were the result of the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company recorded $38.4 million of other charges for estimated obligations related to the decision to withdraw from certain multi-employer pension plans. For the year ended December 31, 2013, the Company also incurred lease termination and other restructuring charges of $33.8 million, of which $14.7 million related to multi-employer pension plan complete or partial withdrawal charges as a result of facility closures, and $17.6 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. In addition, the Company recorded non-cash charges of $3.3 million related to the impairment of acquired customer relationship intangible assets in the financial reporting unit within the Strategic Services segment.

For the year ended December 31, 2012, the Company recorded net restructuring, impairment and other charges of $1,118.5 million. These charges included non-cash pre-tax charges of $848.4 million for the impairment of goodwill for the magazines, catalogs and retail inserts, books and directories and Europe reporting units under the Previous Organization Structure. The goodwill impairment charges resulted from reductions in the estimated fair value of these reporting units, based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the previous annual goodwill impairment test. The lower expectations for the magazines, catalogs and retail inserts reporting unit were due to price pressures driven by excess capacity in the industry and erosion of ad pages and circulation for magazines. The lower expectations for the books and directories reporting unit were due to lower demand for educational books as a result of state and local budget constraints, the impact of electronic substitution on consumer book and directory volumes and price pressure driven by excess capacity in the industry. The lower expectations for the

Europe reporting unit were due to lower volumes from existing customers and price pressures driven by excess capacity in the industry. Of the $848.4 million goodwill impairment charge recorded in the magazines, catalogs and retail inserts, books and directories and Europe reporting units under the Previous Organization Structure, $669.9 million, $129.9 million, $44.9 million and $3.7 million is now included in the Publishing and Retail Services, Strategic Services, International and Variable Print segments, respectively. In addition, the Company recorded non-cash charges of $158.0 million related to the impairment of acquired customer relationship intangible assets in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units, under the Previous Organization Structure. For the year ended December 31, 2012, the Company also recorded $66.6 million for workforce reductions of 2,200 employees (substantially all of whom were terminated as of December 31, 2013) associated with actions resulting from the reorganization of sales and administrative functions across all segments, the closing of three manufacturing facilities within the Variable Print segment, two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $25.3 million and impairment charges of $20.2 million, primarily related to machinery and equipment associated with facility closings and other asset disposals.

Depreciation and amortization decreased $45.8 million to $435.8 million for the year ended December 31, 2013 compared to the prior year, primarily due to the impairment of $158.0 million of other intangible assets in the fourth quarter of 2012 and the impact of lower capital spending in recent years compared to historical levels. Depreciation and amortization included $64.0 million and $87.6 million of amortization of other intangible assets related to customer relationships, patents, trademarks, licenses and agreements and trade names for the years ended December 31, 2013 and 2012, respectively.

Income from operations for the year ended December 31, 2013 was $579.7 million compared to a loss from operations of $369.8 million for the year ended December 31, 2012. The increase was primarily due to lower restructuring, impairment and other charges, as well as price increases driven by inflation in Latin America, reduced depreciation and amortization expense, an increase in capital markets transactions activity, the suspension of the Company’s 401(k) match, cost savings from restructuring activities, higher volume and favorable mix within Asia, books and logistics and reduced healthcare costs, partially offset by price pressures, wage and other inflation in Latin America and Asia, higher incentive compensation expense, a decline in pension and other postretirement benefits plan income, the prior year rebate adjustments, lower volume and unfavorable mix within commercial and digital print and directories and lower recoveries on print-related by-products.

	2013	2012	$ Change	% Change
	(in millions, except percentages)
Interest expense—net	$261.4	$251.8	$9.6	3.8%
Investment and other expense—net	27.4	2.3	25.1	1,091.3%
Loss on debt extinguishment	81.9	16.1	65.8	408.7%

Net interest expense increased by $9.6 million for the year ended December 31, 2013 versus the prior year, primarily due to lower interest income, higher average interest rates on senior notes and the increase in long-term debt from the issuances of $1,200.0 million of senior notes, net of repurchases of $753.7 million during 2013, partially offset by lower average credit facility borrowings and associated fees.

Net investment and other expense for the years ended December 31, 2013 and 2012 was $27.4 million and $2.3 million, respectively. For the year ended December 31, 2013, the Company recorded a loss on the disposal of the MRM France direct mail business in the International segment of $17.9 million, impairment losses on equity investments of $5.5 million and a $3.2 million loss related to the devaluation of the Venezuelan currency. The year ended December 31, 2012 included an impairment loss on an equity investment of $4.1 million.

Loss on debt extinguishment for the year ended December 31, 2013 was $81.9 million related to the premiums paid, unamortized debt issuance costs and other expenses due to the repurchase of $753.7 million of senior notes. Loss on debt extinguishment for the year ended December 31, 2012 was $16.1 million due to the repurchase in 2012 of $441.8 million of senior notes as well as the termination of the Previous Credit Agreement. The loss consisted of $27.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the repurchased 4.95% senior notes.

	2013	2012	$ Change	% Change
	(in millions, except percentages)
Income (loss) before income taxes	$209.0	$(640.0)	$849.0	nm
Income tax expense (benefit)	(9.2)	13.6	(22.8)	nm
Effective income tax rate	(4.4%)	(2.1%)

The effective income tax rate for the year ended December 31, 2013 was negative 4.4% compared to negative 2.1% in 2012. The tax rate in 2013 reflected a $58.5 million benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment, a benefit of $7.2 million for the recognition of previously unrecognized tax benefits related to the expected resolution of certain federal matters, the release of valuation allowances related to certain deferred tax assets and the recognition of previously unrecognized tax benefits related to the expected resolution of certain state tax matters. Additionally, substantially all the international jurisdictions have a statutory tax rate lower than the U.S. federal tax rate and foreign income constitutes a significant portion of total income before income taxes in 2013, resulting in a decrease in the effective tax rate for the year ended December 31, 2013. The 2012 effective tax rate was impacted by the non-deductible goodwill impairment charges, the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested.

Income (loss) attributable to noncontrolling interests was income of $7.0 million for the year ended December 31, 2013 and a loss of $2.2 million for the year ended December 31, 2012. The increase in income attributable to noncontrolling interests was primarily due to an increase in earnings of the Company’s 50.1% owned Venezuelan subsidiary, which included the impact of inflation on prices, partially offset by wage and other cost inflation.

Net income attributable to RR Donnelley common shareholders for the year ended December 31, 2013 was $211.2 million, or $1.15 per diluted share, compared to a net loss attributable to RR Donnelley common shareholders of $651.4 million, or $3.61 per diluted share, for the year ended December 31, 2012. In addition to the factors described above, the per share results reflect an increase in weighted average diluted shares outstanding of 3.1 million.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate. The amounts included in the net sales by reporting unit tables and the descriptions of the reporting units included therein generally reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Publishing and Retail Services

	Year Ended December 31,
	2013	2012
	(in millions, except percentages)
Net sales	$2,774.8	$2,919.5
Income (loss) from operations	109.6	(659.4)
Operating margin	3.9%	(22.6%)
Restructuring, impairment and other charges—net	73.7	846.2

Reporting unit	2013 Net Sales	2012 Net Sales	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,724.7	$1,815.4	$(90.7)	(5.0%)
Books	875.2	868.0	7.2	0.8%
Directories	174.9	236.1	(61.2)	(25.9%)
Total Publishing and Retail Services	$2,774.8	$2,919.5	$(144.7)	(5.0%)

Net sales for the Publishing and Retail Services segment for the year ended December 31, 2013 were $2,774.8 million, a decrease of $144.7 million, or 5.0%, compared to 2012. Net sales decreased due to price pressures in catalogs, magazines and retail inserts, decreases in pass-through paper sales and lower volume and unfavorable mix in directories, magazines and educational books, partially offset by volume increases in book fulfillment and packaging and consumer books and favorable pricing in directories and books. An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to price pressures, primarily in magazines and catalogs, reduced volume and unfavorable mix in magazines and decreases in pass-through paper sales.

•

Books: Sales increased primarily as a result of volume increases in book fulfillment and packaging and consumer books as well as favorable pricing, partially offset by lower volume and unfavorable mix in educational books.

•	Directories: Sales decreased primarily as a result of a decline in pass-through paper sales and lower volume as a result of electronic substitution, partially offset by favorable pricing.

Publishing and Retail Services segment income from operations increased $769.0 million for the year ended December 31, 2013 due to lower restructuring, impairment and other charges, as well as lower depreciation and amortization expense, higher volume and favorable mix in consumer books and book fulfillment and packaging, the suspension of the Company’s 401(k) match, reduced healthcare costs and cost savings from restructuring activities. These increases were partially offset by price pressures, a decline in directories volume, lower recoveries on print-related by-products and higher incentive compensation expense. Operating margins increased from negative 22.6% for the year ended December 31, 2012 to positive 3.9% for the year ended December 31, 2013, of which 26.5 percentage points were due to lower restructuring, impairment and other charges. The remaining change in operating margin was due to price declines, lower recoveries on print-related by-products, higher incentive compensation expense and unfavorable mix, largely offset by lower depreciation and amortization expense, the suspension of the Company’s 401(k) match, reduced healthcare costs, cost savings from restructuring activities and a decline in pass-through paper sales.

Variable Print

	Year Ended December 31,
	2013	2012
	(in millions, except percentages)
Net sales	$2,592.8	$2,637.2
Income from operations	197.9	202.1
Operating margin	7.6%	7.7%
Restructuring, impairment and other charges—net	15.6	29.6

Reporting unit	2013 Net Sales	2012 Net Sales	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$722.9	$743.9	$(21.0)	(2.8%)
Direct mail	548.7	534.4	14.3	2.7%
Labels	432.5	422.7	9.8	2.3%
Statement printing	396.5	396.5	—	—%
Forms	253.3	277.2	(23.9)	(8.6%)
Office products	238.9	262.5	(23.6)	(9.0%)
Total Variable Print	$2,592.8	$2,637.2	$(44.4)	(1.7%)

Net sales for the Variable Print segment for the year ended December 31, 2013 were $2,592.8 million, a decrease of $44.4 million, or 1.7%, compared to 2012. Net sales decreased due to lower volume and unfavorable mix within commercial and digital print and forms, the $22.7 million prior year adjustments to net sales to correct for an over-accrual of rebates owed to certain office products customers and price declines. These decreases were partially offset by sales from the acquisition of Meisel and an increase in labels and direct mail volume. An analysis of net sales by reporting unit follows:

•

Commercial and digital print: Sales decreased due to lower commercial products volume from existing customers and unfavorable mix, lower print and fulfillment volume and a decline in pass-through postage sales, partially offset by sales from the acquisition of Meisel.

•	Direct mail: Sales increased as a result of higher volume and increased pass-through postage sales, partially offset by price declines.
•	Labels: Sales increased due to higher volume, primarily for consumer goods, partially offset by price pressures.
•	Statement printing: Sales remained constant as a result of higher volume, offset by lower pass-through postage sales and price declines.
•	Forms: Sales decreased due to lower volume, primarily as a result of electronic substitution, and price pressures.
•	Office products: Sales decreased as a result of the prior year rebate adjustments and price declines, partially offset by an increase in binder products volume.

Variable Print segment income from operations decreased $4.2 million for the year ended December 31, 2013 mainly driven by the prior year rebate adjustments, lower volume and unfavorable mix within commercial and digital print, price pressures and higher incentive compensation expense, partially offset by lower restructuring, impairment and other charges, cost savings from restructuring activities, lower information technology expense, the suspension of the Company’s 401(k) match and reduced healthcare costs. Operating margins decreased slightly from 7.7% for the year ended December 31, 2012 to 7.6% for the year ended December 31, 2013, due to the prior year rebate adjustments, price declines, unfavorable mix and higher incentive compensation expense, largely offset by lower restructuring, impairment and other charges, cost savings from restructuring activities, reduced information technology expense, the suspension of the Company’s 401(k) match and reduced healthcare costs.

Strategic Services

	Year Ended December 31,
	2013	2012
	(in millions, except percentages)
Net sales	$2,453.0	$2,065.4
Income from operations	232.8	59.0
Operating margin	9.5%	2.9%
Restructuring, impairment and other charges—net	19.2	146.6
Gain on pension curtailment	—	1.0

Reporting unit	2013 Net Sales	2012 Net Sales	$ Change	% Change
	(in millions, except percentages)
Logistics	$1,084.3	$754.1	$330.2	43.8%
Financial	1,005.3	970.4	34.9	3.6%
Digital and creative solutions	185.9	173.1	12.8	7.4%
Sourcing	177.5	167.8	9.7	5.8%
Total Strategic Services	$2,453.0	$2,065.4	$387.6	18.8%

Net sales for the Strategic Services segment for the year ended December 31, 2013 were $2,453.0 million, an increase of $387.6 million, or 18.8%, compared to 2012, including a $2.9 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to sales from acquisitions, including incremental pass-through postage revenue, as well as an increase in capital markets transactions activity and volume increases in freight brokerage services, print logistics, digital and creative solutions and courier services, partially offset by a decline in compliance volume in financial. An analysis of net sales by reporting unit follows:

•

Logistics: Sales increased primarily due to the acquisition of Presort, which included pass-through postage sales, the acquisition of XPO, higher volume in freight brokerage services, print logistics and courier services, higher pass-through postage sales for international mail services and higher co-mail services volume, partially offset by a decrease in expedited and organic international mail services volume.

•

Financial: Sales increased due to an increase in capital markets transactions activity and sales from the acquisition of Edgar Online, partially offset by lower compliance volume, lower volume and price pressures in investment management products, a decline in pass-through postage sales and changes in foreign exchange rates.

•	Digital and creative solutions: Sales increased due to higher photography, creative and prepress services volume, partially offset by price pressures in prepress services.
•	Sourcing: Sales increased due to higher print-management volume in labels and commercial and digital print products.

Strategic Services segment income from operations increased $173.8 million for the year ended December 31, 2013 mainly driven by lower restructuring, impairment and other charges, an increase in capital markets transactions activity, higher volume in logistics, cost savings from restructuring activities and the suspension of the Company’s 401(k) match. These increases were partially offset by higher incentive compensation expense, higher depreciation and amortization expense, primarily due to an increase in software amortization expense and an increase in depreciation expense for acquired assets, and unfavorable mix in digital and creative solutions. Operating margins increased from 2.9% to 9.5%, of which 6.2 percentage points were due to lower restructuring, impairment and other charges. Additionally, changes in operating margin reflected a decrease of 0.8 percentage points resulting from the impact of pass-through postage sales from the acquisition of Presort. The remaining increase in operating margins reflected cost savings from restructuring activities and the suspension of the Company’s 401(k) match, partially offset by higher incentive compensation expense, higher depreciation and amortization expense and unfavorable mix in digital and creative solutions.

International

	Years Ended December 31,
	2013	2012
	(in millions, except percentages)
Net sales	$2,659.7	$2,599.8
Income from operations	147.3	91.6
Operating margin	5.5%	3.5%
Restructuring, impairment and other charges—net	18.9	65.7
Gain on pension curtailment	—	2.7
Acquisition-related expenses	0.2	—

Reporting unit	2013 Net Sales	2012 Net Sales	$ Change	% Change
	(in millions, except percentages)
Asia	$743.4	$650.9	$92.5	14.2%
Latin America	511.7	474.2	37.5	7.9%
Business process outsourcing	491.7	596.3	(104.6)	(17.5%)
Europe	373.6	358.3	15.3	4.3%
Global Turnkey Solutions	305.4	289.8	15.6	5.4%
Canada	233.9	230.3	3.6	1.6%
Total International	$2,659.7	$2,599.8	$59.9	2.3%

Net sales in the International segment for the year ended December 31, 2013 were $2,659.7 million, an increase of $59.9 million, or 2.3%, compared to the same period in 2012, including a $13.4 million, or 0.5%, decrease due to changes in foreign exchange rates. The net sales increase was due to price increases driven by inflation and higher volume in Latin America, increased book export and packaging products and technology manuals volume in Asia, higher pass-through paper sales in Asia and Europe and favorable mix and increased volume within Global Turnkey Solutions, partially offset by lower pass-through print management sales and lower volume within business process outsourcing and price pressures. An analysis of net sales by reporting unit follows:

—

Asia: Sales increased due to higher book export volume, increased pass-through paper sales, higher volume in packaging products and technology manuals and changes in foreign exchange rates, partially offset by price pressures.

—

Latin America: Sales increased primarily due to price increases driven by inflation, as well as higher volume in security products, catalogs, magazines and labels, partially offset by changes in foreign exchange rates.

—

Business process outsourcing: Sales decreased due to customer losses, primarily impacting pass-through print management volume, as well as in real estate and outsourcing services, lower volume in direct mail, including the impact of the disposition of the MRM France business, and changes in foreign exchange rates.

—

Europe: Sales increased due to higher volume in print and packaging, retail inserts and magazines, changes in foreign exchange rates and an increase in pass-through paper sales, partially offset by a decline in technology manuals and directories volume and price pressures.

—	Global Turnkey Solutions: Sales increased due to favorable mix, higher volume and changes in foreign exchange rates, partially offset by price pressures.
—	Canada: Sales increased due to an increase in labels and statement printing volume, largely offset by changes in foreign exchange rates.

International segment income from operations increased $55.7 million primarily due to price increases driven by inflation and higher volume in Latin America, lower restructuring, impairment and other charges, higher volume in Asia, cost savings from restructuring activities and reduced depreciation and amortization expense, partially offset by wage and other inflation in Latin America, Asia and business process outsourcing, price pressures, higher incentive compensation expense, higher information technology costs and an increase in bad debt expense. Operating margins increased from 3.5% for the year ended December 31, 2012 to 5.5% for the year ended December 31, 2013, of which 1.8 percentage points were due to lower restructuring, impairment and other charges. The remainder of the increase reflected price increases driven by inflation in Latin America, cost savings from restructuring activities, lower pass-through print management sales, reduced depreciation and amortization expense and favorable mix, partially offset by wage and other inflation, price pressures and an increase in incentive compensation expense.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2013	2012
	(in millions)
Operating expenses	$107.9	$63.1
Restructuring, impairment and other charges—net	6.1	30.4
Acquisition-related expenses	5.7	2.5

Corporate operating expenses in the year ended December 31, 2013 were $107.9 million, an increase of $44.8 million compared to the same period in 2012. The increase was driven by lower pension and other postretirement benefits plan income, an increase in workers’ compensation expense, higher LIFO inventory provisions, an increase in bad debt expense and higher incentive compensation expense, partially offset by lower restructuring, impairment and other charges, lower share-based compensation expense and the suspension of the Company’s 401(k) match.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

	Income (Loss) from Operations	Operating Margin	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders	Net Earnings (Loss) Attributable to RR Donnelley Common Shareholders per Diluted Share
	(in millions, except margin and per share data)
For the year ended December 31, 2011	$65.2	0.6%	$(122.6)	$(0.63)
2012 restructuring, impairment and other charges—net	(1,118.5)	(10.9%)	(981.9)	(5.44)
2011 restructuring, impairment and other charges—net	667.8	6.3%	532.8	2.75
Acquisition-related expenses	(0.3)	0.0%	(0.2)	—
Net gain (loss) on investments	—	—	(12.1)	(0.06)
Loss on debt extinguishment	—	—	33.5	0.17
Gain on pension curtailment	(35.0)	(0.3%)	(21.5)	(0.11)
2011 acquisition contingent compensation	15.3	0.1%	9.7	0.05
Income tax adjustments	—	—	(70.0)	(0.36)
Operations	35.7	0.6%	(19.1)	0.02
For the year ended December 31, 2012	$(369.8)	(3.6%)	$(651.4)	$(3.61)

2012 restructuring, impairment and other charges—net: included charges of $848.4 million for the impairment of goodwill within the magazines, catalogs and retail inserts, books, digital and creative solutions, Europe, financial and commercial and digital print reporting units; $158.0 million for the impairment of other intangible assets within the books, magazines, catalogs and retail inserts, Latin America and commercial and digital print reporting units; pre-tax charges of $66.6 million for employee termination costs primarily related to the reorganization of sales and administrative functions across all segments and the closing of three manufacturing facilities within the Variable Print segment, two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the International segment; $25.3 million of lease termination and other restructuring costs; and $20.2 million for impairment of other long-lived assets, primarily for machinery and equipment associated with facility closures and other asset disposals.

2011 restructuring, impairment and other charges —net: included charges of $392.3 million for the impairment of goodwill within the commercial and digital print, forms, labels, Canada, Latin America, financial and digital and creative solutions reporting units; $90.7 million for the impairment of other intangible assets primarily within the forms, labels and commercial and digital print reporting units; $76.7 million for employee termination costs; $59.6 million of lease termination and other restructuring costs, including multi-employer pension plan complete or partial withdrawal charges of $15.1 million due to the closing of a manufacturing facility within each of the Publishing and Retail Services, Variable Print and Strategic Services segments; and $48.5 million for impairment of other long-lived assets, primarily for land, buildings, machinery and equipment and leasehold improvements associated with facility closures.

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

Loss on debt extinguishment: included a pre-tax loss of $16.1 million ($10.6 million after-tax) for the year ended December 31, 2012 due to the repurchase of $441.8 million of senior notes as well as the termination of the Previous Credit Agreement. The loss consisted of $27.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the repurchased 4.95% senior notes. For the year ended December 31, 2011, a pre-tax loss on debt extinguishment of $69.9 million ($44.1 million after-tax) was recognized due to the repurchase of $427.8 million of senior notes.

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

2011 acquisition contingent compensation: included pre-tax expense of $15.3 million ($9.7 million after-tax) related to contingent compensation earned by the prior owners, based on achieving certain volume milestones for the business following its acquisition by the Company.

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

Operations: reflected lower pension and other postretirement benefits plan expense, cost savings from restructuring activities, reduced depreciation and amortization expense and lower incentive compensation expense, partially offset by a net decrease in volume and unfavorable mix, price declines, lower recovery on print-related by-products, the Company’s reinstated 401(k) match and higher healthcare costs. Income tax expense for the year ended December 31, 2011 reflected the recognition of previously unrecognized tax benefits due to changes in the expected resolution of certain state tax matters and the release of valuation allowances on certain deferred tax assets. See further details in the review of operating results by segment that follows below.

Consolidated

The following table shows the results of operations for the years ended December 31, 2012 and 2011, which reflects the results of acquired businesses from the relevant acquisition dates:

	2012	2011	$ Change	% Change
	(in millions, except percentages)
Products net sales	$8,835.1	$9,375.1	$(540.0)	(5.8%)
Services net sales	1,386.8	1,235.9	150.9	12.2%
Total net sales	10,221.9	10,611.0	(389.1)	(3.7%)
Products cost of sales (exclusive of depreciation and amortization)	6,874.2	7,185.2	(311.0)	(4.3%)
Services cost of sales (exclusive of depreciation and amortization)	1,014.8	906.6	108.2	11.9%
Total cost of sales	7,889.0	8,091.8	(202.8)	(2.5%)
Products gross profit	1,960.9	2,189.9	(229.0)	(10.5%)
Services gross profit	372.0	329.3	42.7	13.0%
Total gross profit	2,332.9	2,519.2	(186.3)	(7.4%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,102.6	1,236.3	(133.7)	(10.8%)
Restructuring, impairment and other charges—net	1,118.5	667.8	450.7	67.5%
Depreciation and amortization	481.6	549.9	(68.3)	(12.4%)
Income (loss) from operations	$(369.8)	$65.2	$(435.0)	nm

Net sales of products for the year ended December 31, 2012 decreased $540.0 million, or 5.8%, to $8,835.1 million versus the same period in the prior year, including an $87.3 million, or 0.9%, decrease due to the impact of changes in foreign exchange rates. Net sales of products decreased primarily due to lower overall volume across all segments, changes in foreign exchange rates, price pressures, decreased pass-through paper sales and a decline in capital markets transactions activity. These decreases were partially offset by organic growth in Asia, an increase in volume and pass-through print management sales within business process outsourcing and higher sales in office products due to the rebate adjustments to net sales to correct an over-accrual of rebates owed to certain office products customers and higher volume in certain products.

Net sales from services for the year ended December 31, 2012 increased $150.9 million, or 12.2%, to $1,386.8 million versus the same period in the prior year, including a $5.6 million, or 0.5%, impact of unfavorable changes in foreign exchange rates. Net sales from services increased due to higher logistics volume, driven primarily by growth in freight brokerage services and sales from the acquisition of XPO, as well as higher volume in digital and creative solutions and increased volume in XBRL financial services.

Products gross profit decreased $229.0 million to $1,960.9 million for the year ended December 31, 2012 versus the prior year, primarily due to lower overall volume, price pressures, lower recoveries on print-related by-products, the reinstatement of the Company’s 401(k) match and wage and other inflation in Latin America and Asia, partially offset by cost savings from restructuring activities, lower pension and other postretirement benefits plan expense primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans beginning January 1, 2012 and April 1, 2012, respectively, the rebate adjustments and lower incentive compensation expense. Products gross margin decreased from 23.4% to 22.2%, reflecting unfavorable product mix, price pressures, lower recovery on print-related by-products, the Company’s reinstated 401(k) match, wage and other inflation and higher pass-through print management sales, partially offset by cost savings from restructuring activities, lower pension and other postretirement benefits plan expense, a decline in pass-through paper sales, the rebate adjustments and lower incentive compensation expense.

Services gross profit increased $42.7 million to $372.0 million for the year ended December 31, 2012 versus the prior year primarily due to higher logistics volume, lower pension and other postretirement benefits plan expense resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans, cost savings from restructuring activities and lower incentive compensation expense, partially offset by unfavorable mix in financial services, the Company’s reinstated 401(k) match, price pressures in financial services and digital and creative solutions and wage and other inflation in business process outsourcing. Services gross profit margin increased from 26.6% to 26.8%, reflecting lower pension and other postretirement benefits plan expense, cost savings from restructuring activities, lower incentive compensation expense and favorable mix in logistics, largely offset by unfavorable mix and pricing in financial services, the Company’s reinstated 401(k) match and wage and other inflation.

Selling, general and administrative expenses decreased $133.7 million to $1,102.6 million, and from 11.7% to 10.8% as a percentage of net sales, for the year ended December 31, 2012 versus the prior year due to lower pension and other postretirement benefits plan expense, primarily resulting from the freeze on further benefit accruals under all U.S. and Canadian pension plans, cost savings from restructuring activities and lower incentive compensation expense.

For the year ended December 31, 2012, the Company recorded net restructuring, impairment and other charges of $1,118.5 million compared to $667.8 million in 2011. In 2012, these charges included non-cash pre-tax charges of $848.4 million for the impairment of goodwill for the magazines, catalogs and retail inserts, books and directories and Europe reporting units under the Previous Organization Structure. The goodwill impairment charges resulted from reductions in the estimated fair value of these reporting units, based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the previous annual goodwill impairment test. The lower expectations for the magazines, catalogs and retail inserts reporting unit were due to price pressures driven by excess capacity in the industry and erosion of ad pages and circulation for magazines. The lower expectations for the books and directories reporting unit were due to lower demand for educational books as a result of state and local budget constraints, the impact of electronic substitution on consumer book and directory volumes and price pressure driven by excess capacity in the industry. The lower expectations for the Europe reporting unit were due to lower volumes from existing customers and price pressures driven by excess capacity in the industry. Of the $848.4 million goodwill impairment charge recorded in the magazines, catalogs and retail inserts, books and directories and Europe reporting units under the Previous Organization Structure, $669.9 million, $129.9 million, $44.9 million and $3.7 million is now included in the Publishing and Retail Services, Strategic Services, International and Variable Print segments, respectively. In addition, the Company recorded non-cash charges of $158.0 million related to the impairment of acquired customer relationship intangible assets in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units under the Previous Organization Structure. For the year ended December 31, 2012, the Company also recorded $66.6 million for workforce reductions of 2,200 employees (substantially all of whom were terminated as of December 31, 2013) associated with actions resulting from the reorganization of sales and administrative functions across all segments, the closing of three manufacturing facilities within the Variable Print segment, two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $25.3 million and impairment charges of $20.2 million, primarily related to machinery and equipment associated with facility closings and other asset disposals.

For the year ended December 31, 2011, the Company recorded restructuring, impairment and other charges of $667.8 million. These charges included non-cash pre-tax charges of $392.3 million for the impairment of goodwill in the commercial, forms and labels, Canada and Latin America reporting units reporting units under the Previous Organization Structure. The goodwill impairment charges resulted from reductions in the estimated fair value of these reporting units based on lower expectations for future revenue, profitability and cash flows due to the continued impact of electronic substitution on demand for business forms and other products and price pressures. Of the $392.3 million goodwill impairment charge recorded in the commercial, forms and labels, Canada and Latin America reporting units under the Previous Organization Structure, $267.4 million, $116.0 million and $8.9 million is now included in the Variable Print, International and Strategic Services segments, respectively. In addition, the Company recorded non-cash charges of $90.7 million primarily related to the impairment of acquired customer relationship intangible assets in the forms and labels reporting unit under the Previous Organization Structure. For the year ended December 31, 2011, the Company also recorded $76.7 million for workforce reductions of 2,899 employees (all of whom were terminated as of December 31, 2013) associated with actions resulting from the reorganization of certain operations, primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, and the closing of four manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment. Additionally, the Company incurred other restructuring charges, including lease termination and other facility closure costs of $59.6 million, of which $15.1 million related to multi-employer pension plan complete or partial withdrawal charges primarily due to the closing of three manufacturing facilities, and $48.5 million of impairment charges primarily for land, buildings, machinery and equipment and leasehold improvements associated with facility closings.

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

The loss from operations for the year ended December 31, 2012 was $369.8 million compared to income from operations of $65.2 million for the year ended December 31, 2011. The decrease was due to higher restructuring, impairment and other charges, lower overall volume, price declines, lower recovery on print-related by-products, wage and other inflation in Latin America and Asia, the Company’s reinstated 401(k) match and higher healthcare costs, partially offset by lower pension and other postretirement benefits plan expense net of the prior year gain on pension curtailment, cost savings from restructuring activities, lower depreciation and amortization expense, lower incentive compensation expense and the rebate adjustments.

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

Loss on debt extinguishment for the year ended December 31, 2012 was $16.1 million due to the repurchase in 2012 of $441.8 million of senior notes, as well as the termination of the Previous Credit Agreement. The loss consisted of $27.2 million related to the premiums paid, unamortized debt issuance costs and other expenses, partially offset by the elimination of $11.1 million of the fair value adjustment on the repurchased 4.95% senior notes. Loss on debt extinguishment for the year ended December 31, 2011 was $69.9 million due to the repurchases in 2011 of $427.8 million of senior notes.

	2012	2011	$ Change	% Change
	(in millions, except percentages)
Loss before income taxes	$(640.0)	$(237.4)	$(402.6)	169.6%
Income tax expense (benefit)	13.6	(116.3)	129.9	nm
Effective income tax rate	(2.1%)	49.0%

The effective income tax rate for the year ended December 31, 2012 was negative 2.1% compared to positive 49.0% in 2011. The 2012 effective tax rate was impacted by the non-deductible goodwill impairment charges and the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and a provision of $11.0 million related to certain foreign earnings no longer considered to be permanently reinvested. The effective tax rate for the year ended December 31, 2011 reflected the recognition of $74.8 million of previously unrecognized tax benefits due to the expiration of U.S. federal statutes of limitations for certain years and changes in the expected resolution of certain state tax matters, as well as the release of valuation allowances on certain deferred tax assets in the U.S. and Europe.

Income (loss) attributable to noncontrolling interests was a loss of $2.2 million for the year ended December 31, 2012 and income of $1.5 million for the year ended December 31, 2011.

Net loss attributable to RR Donnelley common shareholders for the year ended December 31, 2012 was $651.4 million, or $3.61 per diluted share, compared to $122.6 million, or $0.63 per diluted share, for the year ended December 31, 2011. In addition to the factors described above, the per share results reflect a decrease in weighted average diluted shares outstanding of 13.4 million primarily due to the purchase of shares as a result of an accelerated share repurchase in 2011.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the operating segments and Corporate. The amounts included in the net sales by reporting unit tables and the descriptions of the reporting units included therein generally reflect the primary products or services provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Publishing and Retail Services

	Year Ended December 31,
	2012	2011
	(in millions, except percentages)
Net sales	$2,919.5	$3,175.1
Income (loss) from operations	(659.4)	227.6
Operating margin	(22.6%)	7.2%
Restructuring, impairment and other charges—net	846.2	52.8

Reporting unit	2012 Net Sales	2011 Net Sales	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,815.4	$1,923.7	$(108.3)	(5.6%)
Books	868.0	973.5	(105.5)	(10.8%)
Directories	236.1	277.9	(41.8)	(15.0%)
Total Publishing and Retail Services	$2,919.5	$3,175.1	$(255.6)	(8.1%)

Net sales for the Publishing and Retail Services segment for the year ended December 31, 2012 were $2,919.5 million, a decrease of $255.6 million, or 8.1%, compared to 2011. Net sales decreased due to a decline in pass-through paper sales, lower volume in educational books, price pressures in magazines, catalogs and retail inserts and books and lower volume and unfavorable mix in consumer books, magazines, directories, book fulfillment and packaging and retail inserts, partially offset by higher catalog volume. An analysis of net sales by reporting unit follows:
—

Magazines, catalogs and retail inserts: Sales declined due to decreases in pass-through paper sales, unfavorable product mix in magazines and retail inserts, due to lower advertising spending, and price pressures, partially offset by higher catalog volume.

—

Books: Sales decreased due to lower volume in educational and consumer books, primarily as a result of the continuing impact of lower levels of state funding for educational materials and electronic substitution for consumer books, as well as lower book fulfillment and packaging volume and price declines.

—	Directories: Sales decreased due to lower volume as well as a decline in pass-through paper sales, partially offset by favorable pricing.

Publishing and Retail Services segment income from operations decreased $887.0 million for the year ended December 31, 2012 mainly driven by higher restructuring, impairment and other charges, as well as lower volume and unfavorable mix, price pressures, lower recoveries on print-related by-products, the reinstatement of the Company’s 401(k) match and an increase in healthcare costs, partially offset by cost savings from restructuring activities, reduced depreciation and amortization expense and lower incentive compensation expense. Operating margins decreased from positive 7.2% for the year ended December 31, 2011 to negative 22.6% for the year ended December 31, 2012, of which 25.0 percentage points were due to higher restructuring, impairment and other charges. The remaining decrease was due to price pressures, lower recoveries on print-related by-products, unfavorable mix in magazines and retail inserts, the reinstatement of the Company’s 401(k) match and higher healthcare costs, partially offset by cost savings from restructuring activities, reduced depreciation and amortization expense, a decline in pass-through paper sales and lower incentive compensation expense.

Variable Print

	Year Ended December 31,
	2012	2011
	(in millions, except percentages)
Net sales	$2,637.2	$2,764.0
Income (loss) from operations	202.1	(204.7)
Operating margin	7.7%	(7.4%)
Restructuring, impairment and other charges—net	29.6	387.7

Reporting unit	2012 Net Sales	2011 Net Sales	$ Change	% Change
	(in millions, except percentages)
Commercial and digital print	$743.9	$822.9	$(79.0)	(9.6%)
Direct mail	534.4	565.5	(31.1)	(5.5%)
Labels	422.7	417.3	5.4	1.3%
Statement printing	396.5	419.2	(22.7)	(5.4%)
Forms	277.2	318.4	(41.2)	(12.9%)
Office products	262.5	220.7	41.8	18.9%
Total Variable Print	$2,637.2	$2,764.0	$(126.8)	(4.6%)

Net sales for the Variable Print segment for the year ended December 31, 2012 were $2,637.2 million, a decrease of $126.8 million, or 4.6%, compared to 2011. Net sales decreased due to lower volume in commercial and digital print, forms, labels, direct mail and statement printing, as well as price declines, partially offset by the $22.7 million adjustments to net sales to correct for an over-accrual of rebates owed to certain office products customers, favorable pricing and higher volume in office products and sales from the acquisition of Stratus. An analysis of net sales by reporting unit follows:

—	Commercial and digital print: Sales decreased due to lower volume from existing customers, as well as a decline in print and fulfillment volume and price pressures.
—	Direct mail: Sales decreased as a result of lower volume and unfavorable mix, due in part to a decline in advertising spending by customers, a decline in pass-through postage sales and lower pricing.
—	Labels: Sales increased due to sales from the acquisition of Stratus, partially offset by lower volume and price declines.
—	Statement printing: Sales decreased as a result of lower volume, due in part to electronic substitution, and lower pricing, partially offset by higher pass-through postage sales.
—	Forms: Sales declined due to lower volume, primarily as a result of electronic substitution, and price declines.
—	Office products: Sales increased as the result of the rebate adjustments described above, higher volume in binder and note-taking products from existing customers and favorable pricing.

Variable Print segment income from operations increased $406.8 million for the year ended December 31, 2012 mainly driven by lower restructuring, impairment and other charges, cost savings from restructuring activities, reduced depreciation and amortization expense, the rebate adjustments and lower incentive compensation expense, partially offset by lower volume and unfavorable mix in commercial and digital print, direct mail and statement printing, the reinstatement of the Company’s 401(k) match, lower recoveries on print-related by-products, price pressures and higher healthcare costs. Operating margins increased from negative 7.4% for the year ended December 31, 2011 to positive 7.7% for the year ended December 31, 2012, of which 13.0 percentages points were due to lower restructuring, impairment and other charges. The remaining increase was due to cost savings from restructuring activities, lower depreciation and amortization expense, the rebate adjustments and lower incentive compensation expense, partially offset by the reinstatement of the Company’s 401(k) match, lower recoveries on print-related by-products, price declines, unfavorable mix and higher healthcare costs.

Strategic Services

	Year Ended December 31,
	2012	2011
	(in millions, except percentages)
Net sales	$2,065.4	$2,058.8
Income from operations	59.0	180.6
Operating margin	2.9%	8.8%
Restructuring, impairment and other charges—net	146.6	71.9
Gain on pension curtailment	1.0	—

Reporting unit	2012 Net Sales	2011 Net Sales	$ Change	% Change
	(in millions, except percentages)
Financial	$970.4	$1,062.1	$(91.7)	(8.6%)
Logistics	754.1	671.2	82.9	12.4%
Digital and creative solutions	173.1	162.4	10.7	6.6%
Sourcing	167.8	163.1	4.7	2.9%
Total Strategic Services	$2,065.4	$2,058.8	$6.6	0.3%

Net sales for the Strategic Services segment for the year ended December 31, 2012 were $2,065.4 million, an increase of $6.6 million, or 0.3%, compared to 2011, including a $2.4 million, or 0.1%, decrease due to changes in foreign exchange rates. Net sales increased primarily due to higher freight brokerage services volume, sales from the acquisition of XPO and an increase in other logistics services volume, as well higher volume in XBRL financial services and digital and creative solutions, largely offset by a decline in capital markets transactions activity and price pressures in financial and digital and creative solutions. An analysis of net sales by reporting unit follows:

—

Financial: Sales decreased primarily due to a decline in capital markets transactions activity, lower volume in investment management, compliance and other financial print products as well as price pressures, partially offset by an increase in XBRL financial services volume and sales from the acquisition of Edgar Online.

—

Logistics: Sales increased primarily due to higher freight brokerage services volume, as well as sales from the acquisition of XPO and volume increases in courier services, co-mail services and expedited services volume.

—	Digital and creative solutions: Sales increased due to higher photography services volume from existing customers, partially offset by price declines on prepress and photography contract renewals.

—	Sourcing: Sales increased due to higher volume in forms and labels products, partially offset by lower pass-through postage sales for commercial and digital print products.

Strategic Services segment income from operations decreased $121.6 million for the year ended December 31, 2012 mainly driven by higher restructuring, impairment and other charges, as well as a decrease in capital markets transactions activity, price pressures in financial and digital and creative solutions, the reinstatement of the Company’s 401(k) match and higher depreciation and amortization expense due in part to an increase in software amortization expense, partially offset by cost savings from restructuring activities, higher volume in logistics and lower incentive compensation expense. Operating margins decreased from 8.8% to 2.9%, of which 3.6 percentage point were due to higher restructuring, impairment and other charges. The remaining decrease was due to price pressures, the reinstatement of the Company’s 401(k) match, higher depreciation and amortization expense and unfavorable mix in financial, partially offset by cost savings from restructuring activities and lower incentive compensation expense.

International

	Years Ended December 31,
	2012	2011
	(in millions, except percentages)
Net sales	$2,599.8	2,613.1
Income from operations	91.6	23.6
Operating margin	3.5%	0.9%
Restructuring, impairment and other charges—net	65.7	143.1
Gain on pension curtailment	2.7	—

Reporting unit	2012 Net Sales	2011 Net Sales	$ Change	% Change
	(in millions, except percentages)
Asia	$650.9	$566.8	$84.1	14.8%
Business process outsourcing	596.3	574.2	22.1	3.8%
Latin America	474.2	517.0	(42.8)	(8.3%)
Europe	358.3	420.7	(62.4)	(14.8%)
Global Turnkey Solutions	289.8	290.9	(1.1)	(0.4%)
Canada	230.3	243.5	(13.2)	(5.4%)
Total International	$2,599.8	$2,613.1	$(13.3)	(0.5%)

Net sales for the International segment for the year ended December 31, 2012 were $2,599.8 million, a decrease of $13.3 million, or 0.5%, compared to the prior year. The net sales decrease was primarily due to the impact of changes in foreign exchange rates of $90.4 million, or 3.4%, as well as decreased technology manuals and directories volume in Europe, the loss of a Global Turnkey Solutions customer during 2011, lower book volume in Latin America, price pressures and a decline in commercial and digital print and forms volume in Canada, largely offset by increased packaging products and technology manuals and book export volume in Asia, higher pass-through print management sales and volume within business process outsourcing, an increase in pass-through paper sales in Asia and Europe and higher volume from new and existing customers in Global Turnkey Solutions. An analysis of net sales by reporting unit follows:

—

Asia: Sales increased due to higher volume in packaging products and technology manuals, higher book export volume, increased pass-through paper sales and changes in foreign exchange rates, partially offset by price declines.

—

Business process outsourcing: Sales increased due to higher volume and pass-through sales in print management and an increase in outsourcing services volume, partially offset by changes in foreign exchange rates and lower direct mail volume.

—

Latin America: Sales decreased due to changes in foreign exchange rates and declines in book volume, partially offset by price increases driven by inflation and higher catalog, magazine, security products and forms volume.

—

Europe: Sales decreased due to lower technology manuals volume, changes in foreign exchange rates and a decrease in directories volume, partially offset by increased retail inserts and magazine volume and higher pass-through paper sales.

—

Global Turnkey Solutions: Sales decreased slightly due to lower volume from the loss of a customer during 2011, as well as changes in foreign exchange rates, price pressures and unfavorable mix, largely offset by volume increases from new and existing customers.

—

Canada: Sales decreased due to volume declines in commercial and digital print and forms, as well as changes in foreign exchange rates, partially offset by higher statement printing volume for a new customer.

International segment income from operations increased $68.0 million primarily due to lower restructuring, impairment and other charges, cost savings from restructuring activities, higher volume in Asia, price increases driven by inflation and higher volume in Latin America, reduced depreciation and amortization expense and lower incentive compensation expense, partially offset by wage and other inflation in Latin America and Asia, decreased technology manuals and directories volume in Europe and price pressures. Operating margins increased from 0.9% for the year ended December 31, 2011 to 3.5% for the year ended December 31, 2012, of which lower restructuring and impairment charges of 3.0 percentage points more than accounted for the increase. The resulting decrease in operating margins was due to wage and other inflation, price pressures, higher pass-through paper and print management sales and unfavorable mix.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2012	2011
	(in millions)
Operating expenses	$63.1	$161.9
Restructuring, impairment and other charges—net	30.4	12.3
Acquisition-related expenses	2.5	2.2
Gain on pension curtailment	—	38.7
Acquisition contingent compensation	—	15.3

Corporate operating expenses in the year ended December 31, 2012 were $63.1 million, a decrease of $98.8 million compared to the same period in 2011. The decrease was driven by lower pension and other postretirement benefits plan expense, primarily related to the freeze on further benefit accruals for all U.S. and Canadian pension plans as of January 1, 2012 and April 1, 2012, respectively, acquisition contingent compensation expense in the prior year, lower incentive compensation expense and lower LIFO inventory provisions, partially offset by higher restructuring, impairment and other charges and the reinstatement of the Company’s 401(k) match.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s long-term debt obligations, distributions to shareholders that may be approved by the Board of Directors, acquisitions, capital expenditures as necessary to support productivity improvement and growth and completion of restructuring programs.

The following describes the Company’s cash flows for the years ended December 31, 2013, 2012 and 2011.

Cash Flows From Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products and services. Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2013 compared to 2012

Net cash provided by operating activities for the year ended December 31, 2013 was $694.8 million as compared to $691.9 million for the year ended December 31, 2012. The slight increase in net cash provided by operating activities primarily reflected lower pension and other postretirement benefits plan contributions, lower payments in 2013 related to 2012 incentive compensation and the 2013 suspension of the Company’s 401(k) match, partially offset by working capital changes. The Company had a modest increase in working capital in 2013 compared to a significant reduction in 2012. Despite the increase in year-end working capital, the Company’s average working capital requirements in 2013 were lower than in 2012 due to ongoing focus on billing cycle improvement, collections efficiency and inventory management.

2012 compared to 2011

Net cash provided by operating activities was $691.9 million for the year ended December 31, 2012, compared to $946.3 million for the year ended December 31, 2011. The decrease in cash provided by operating activities primarily resulted from higher pension and other postretirement benefits plan contributions, lower net sales and the timing of cash collections and payments related to the Company’s reinstated 401(k) match. These decreases were partially offset by lower incentive compensation payments in the first quarter of 2012 (for incentives earned in 2011) compared to 2011 (for incentives earned in 2010) and shifts in the timing of payments to suppliers.

Cash Flows From Investing Activities

2013 compared to 2012

Net cash used in investing activities for the year ended December 31, 2013 was $212.4 million compared to $284.8 million for the year ended December 31, 2012. Capital expenditures were $216.6 million during the year ended December 31, 2013, an increase of $10.7 million as compared to the same period of 2012. Additionally, cash used in investing activities reflected $12.0 million related to cash incentive payments made to the purchaser in connection with the disposal of MRM France during the year ended December 31, 2013. Cash used in investing activities for the year ended December 31, 2012 included $126.9 million for the acquisitions of Edgar Online, Meisel, XPO and Presort, partially offset by cash proceeds from the sale of investments and other assets of $50.7 million, primarily related to the sale-leaseback of an office building and related property. The Company continues to fund capital expenditures primarily through cash provided by operations.

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

Cash Flows From Financing Activities

2013 compared to 2012

Net cash provided by financing activities for the year ended December 31, 2013 was $122.8 million compared to net cash used in financing activities of $438.0 million in the same period in 2012. During the year ended December 31, 2013, the Company received proceeds of $1,197.8 million from the issuance of 7.875% senior notes due March 15, 2021, 7.00% senior notes due February 15, 2022 and 6.50% senior notes due November 15, 2023. Proceeds from the issuances were used to repurchase $273.5 million of the 6.125% senior notes due January 15, 2017, $250.0 million of the 7.25% senior notes due May 15, 2018, $130.2 million of the 8.60% senior notes due August 15, 2016 and $100.0 million of the 5.50% senior notes due May 15, 2015, to reduce borrowings under the Credit Agreement, for general corporate purposes, as well as to provide cash on hand in anticipation of the acquisition of Consolidated Graphics. Additionally, the Company made payments of $38.0 million for the settlement of foreign exchange forward contracts during the year ended December 31, 2013. During the year ended December 31, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. Additionally, during the year ended December 31, 2012, proceeds from borrowings under the Previous Credit Agreement were used to pay $158.6 million of the 5.625% senior notes that matured during the first quarter of 2012.

2012 compared to 2011

Net cash used in financing activities for the year ended December 31, 2012 was $438.0 million compared to $651.0 million for the year ended December 31, 2011. During the year ended December 31, 2012, the Company received proceeds of $450.0 million from the issuance of 8.25% senior notes due March 15, 2019, which, along with cash on hand, were used to repurchase $341.8 million of the 4.95% senior notes due April 1, 2014 and $100.0 million of the 5.50% senior notes due May 15, 2015. The Company repaid the $158.6 million of 5.625% senior notes that matured during the first quarter with borrowings under the Previous Credit Agreement. During the year ended December 31, 2011, the Company received proceeds from the issuance of $600.0 million of 7.25% long-term senior notes due May 15, 2018 and paid $500.0 million for the acquisition of the Company’s common stock under an accelerated share repurchase, which was entered into during the second quarter of 2011. The Company also paid a total of $493.4 million to repurchase senior notes in the aggregate principal amount of $427.8 million, maturing February 1, 2019, January 15, 2017 and May 15, 2015.

Dividends

Cash dividends paid to shareholders totaled $188.5 million, $187.1 million and $205.2 million in 2013, 2012 and 2011, respectively. On January 9, 2014, the Board of Directors of the Company declared a quarterly cash dividend of $0.26 per common share, payable on March 3, 2014 to shareholders of record on January 24, 2014.

The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. The acquisition of Consolidated Graphics is not expected to impact the Company’s ability to continue to pay dividends at the current per-share level. The Company’s Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on the Company’s operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2013:

	Payments Due In
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Debt(a)	$3,867.7	$269.7	$204.0	$220.4	$251.5	$350.0	$2,572.1
Interest due on debt(b)	1,829.9	271.7	262.2	256.7	230.2	209.8	599.3
Operating leases(c)	530.0	145.2	113.9	78.1	51.7	32.1	109.0
Pension and other postretirement benefits plan contributions(d)	108.0	79.0	29.0	—	—	—	—
Outsourced services	96.1	58.7	18.1	13.2	5.6	0.5	—
Incentive compensation	51.2	51.2	—	—	—	—	—
Deferred compensation	102.0	17.2	7.1	7.5	10.3	4.8	55.1
Multi-employer pension plan withdrawal obligations	75.8	6.1	9.3	9.3	8.9	8.6	33.6
Other(e)	73.8	67.2	6.6	—	—	—	—
Total as of December 31, 2013	$6,734.5	$966.0	$650.2	$585.2	$558.2	$605.8	$3,369.1
(a)	Excludes a discount of $4.6 million and an adjustment for fair value hedges of $5.2 million related to the Company’s 4.95% senior notes.
(b)	Interest due on debt includes scheduled interest payments, net of $38.1 million of estimated cash receipts from interest rate swaps.
(c)	Operating leases include obligations to landlords.
(d)

Includes the high end of the estimated range for 2014 and 2015 pension and other postretirement benefits plan contributions and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amounts.

(e)

Other represents contractual obligations for employee restructuring-related severance payments ($19.7 million), purchases of property, plant and equipment ($37.8 million) and purchases of natural gas ($8.0 million). Additionally, the Company has included $4.8 million of uncertain tax liabilities that are classified as current liabilities in the Consolidated Balance Sheets as payments due in 2014. Excluded from the table are $29.0 million of uncertain tax liabilities, as the Company is unable to reasonably estimate the ultimate amount or timing of settlement or other resolution.

The minimum annual contributions to the Company’s two remaining active multi-employer pension plans as of December 31, 2013 are determined by the terms and conditions of each plan to which the Company contributes. The Company cannot currently estimate the amount of multi-employer pension plan contributions that will be required in future years.

The table and discussion above do not reflect the contractual cash obligations and other commitments and contingencies for which the Company will be obligated as a result of the acquisition of Consolidated Graphics or proposed acquisition of Esselte.

LIQUIDITY

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

Cash and cash equivalents were $1,028.4 million as of December 31, 2013, an increase of $597.7 million as compared to December 31, 2012. The increase in cash and cash equivalents included proceeds from the issuance of senior notes in anticipation of the acquisition of Consolidated Graphics.

The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Cash and cash equivalents as of December 31, 2013 included $632.2 million in the U.S. and $396.2 million at international locations. During 2014, the Company’s foreign subsidiaries are expected to make intercompany payments to the U.S. of approximately $40 million from foreign cash balances available at December 31, 2013. These payments, and additional payments up to approximately $210 million expected to be made in 2014 and in future years, will be made in satisfaction of intercompany obligations. The Company has recognized deferred tax liabilities of $7.9 million as of December 31, 2013 related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Included in cash and cash equivalents of $1,028.4 million at December 31, 2013 were short-term investments in the amount of $264.3 million, which primarily consist of short-term deposits and money market funds. These investments are with institutions with sound credit ratings and are expected to be highly liquid.

The Company has a $1.15 billion senior secured revolving Credit Agreement which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees which fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by its material and certain other domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. There were no borrowings under the Credit Agreement as of December 31, 2013. Based on the Company’s results of operations for the year ended December 31, 2013 and existing debt, the Company would have had the ability to utilize $0.4 billion of the $1.15 billion Credit Agreement and not have been in violation of the terms of the agreement.

The current availability under the Credit Agreement and net available liquidity as of December 31, 2013 is shown in the table below:

December 31, 2013
Availability	(in millions)
Committed Credit Agreement	$1,150.0
Availability reduction from covenants	762.5
Current availability at December 31, 2013	$387.5

Cash	1,028.4
Net Available Liquidity(a)	$1,415.9
(a)	Net available liquidity does not include credit facilities of non-U.S. subsidiaries, which are uncommitted facilities

___________

The current availability as of December 31, 2013 under the Credit Agreement reflected the increase in long-term debt as a result of the issuance of $350.0 million 6.50% senior notes due November 15, 2023 in anticipation of the acquisition of Consolidated Graphics. The availability under the Credit Agreement is expected to increase beginning in the first quarter of 2014 due to an expected increase in the Company’s pro-forma earnings from the acquisition of Consolidated Graphics.

The Company was in compliance with its debt covenants as of December 31, 2013, and expects to remain in compliance based on management’s estimates of operating and financial results for 2014 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products and services could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2013, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of December 31, 2013, the Company had $76.7 million in outstanding letters of credit and bank guarantees, of which $43.7 million were issued under the Credit Agreement. The letters of credit issued under the Credit Agreement did not reduce availability under the Credit Agreement as of December 31, 2013 as the amount issued was less than the reduction in availability from the Leverage Ratio covenant. As of December 31, 2013, the Company also had $176.0 million in other uncommitted credit facilities, primarily outside the U.S., (the “Other Facilities”). As of December 31, 2013, letters of credit, guarantees and factoring arrangements of $12.8 million were issued, and reduced availability, under the Company’s Other Facilities. Total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $9.1 million as of December 31, 2013.

On November 6, 2013, Standard & Poor’s Rating Services (“S&P”) lowered the Company’s long-term corporate credit rating from BB to BB- with a stable outlook and also lowered its ratings on the Company’s Credit Agreement and senior unsecured debt from BBB- to BB+ and from BB to BB-, respectively. Additionally, on November 6, 2013, S&P assigned a rating of BB- to the Company’s $350.0 million 6.50% senior notes due November 15, 2023.

On September 19, 2012, Moody’s Investors Service (Moody’s) lowered the Company’s senior unsecured debt ratings from Ba2 to Ba3, assigned a rating of Baa2 to the Credit Agreement and reaffirmed the Company’s long-term corporate family rating of Ba2 with a negative outlook. On February 28, 2013, Moody’s assigned a rating of Ba3 to the Company’s $450.0 million 7.875% senior notes due March 15, 2021 and reaffirmed the Company’s long-term corporate family rating and negative outlook. On August 12, 2013 and November 6, 2013, Moody’s assigned a rating of Ba3 to the Company’s $400.0 million 7.00% senior notes due February 15, 2022 and $350.0 million 6.50% senior notes due November 15, 2023, respectively.

As a result of previous downgrades by Moody’s and S&P, the interest rate on the Company’s 11.25% senior notes due February 1, 2019 was 12.50% as of December 31, 2012. The S&P downgrade on November 6, 2013 further increased the rate from 12.50% to 12.75%, which was the applicable rate as of December 31, 2013. The applicable margin used in the calculation of interest on borrowings under the Credit Agreement and rate for the related facility commitment fees fluctuate dependent on the Credit Agreement’s credit ratings. The terms and conditions of future borrowings may also be impacted as a result of ratings downgrades.

Acquisitions and Dispositions

On January 31, 2014, the Company acquired Consolidated Graphics for $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ net debt. Immediately following the acquisition, the Company repaid the debt assumed. The Company financed the cash portion of the acquisition with a combination of cash on hand, including net proceeds from the $350.0 million 6.50% senior note issuance on November 12, 2013, and borrowings under the Credit Agreement.

On January 6, 2014, the Company announced that it had entered into a definitive agreement to acquire substantially all of the North American operations of Esselte. The purchase price includes a combination of cash and up to 1.0 million shares of RR Donnelley common stock for a total transaction value of approximately $96.5 million.

During the three months ended December 31, 2013, the Company sold the assets and liabilities of MRM France for a loss of $17.9 million, which included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million was paid as of December 31, 2013.

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

Debt Issuances

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023. Interest on the notes is payable semi-annually on May 15 and November 15, commencing on May 15, 2014. The net proceeds from the offering, along with cash on hand and borrowings under the Credit Agreement, were used to finance the cash portion of the acquisition of Consolidated Graphics and for general corporate purposes.

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

On June 1, 2011, the Company issued $600.0 million of 7.25% senior notes due May 15, 2018. Interest on the notes commenced on November 15, 2011 and is payable semi-annually on May 15 and November 15 of each year. The net proceeds from the offering were used to repurchase $216.2 million of the 11.25% senior notes due February 1, 2019, $100.0 million of the 6.125% senior notes due January 15, 2017 and $100.0 million of the 5.50% senior notes due May 15, 2015. The remaining net proceeds were used for general corporate purposes and to repay outstanding borrowings under the Previous Credit Agreement. On September 28, 2011, the Company repurchased an additional $11.6 million of the 11.25% senior notes due February 1, 2019.

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

As part of the share repurchase program, on May 5, 2011, the Company entered into an accelerated share repurchase agreement with an investment bank under which the Company agreed to repurchase $500 million of its common stock. On May 10, 2011, the Company paid the $500 million purchase price and received an initial delivery of 19.9 million shares from the investment bank. The shares delivered were subject to a 20%, or $100.0 million holdback, which resulted in the Company receiving an additional 9.3 million shares on November 17, 2011. The additional shares received were calculated based upon the $17.13 volume weighted average price of the Company’s common stock over an averaging period subject to a discount agreed upon with the investment bank. No other shares were repurchased under this share repurchase program. No additional shares may be purchased under the May 3, 2011 program, as it expired on December 31, 2012.

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At December 31, 2013, the Company’s exposure to rate fluctuations on variable-interest borrowings was $671.6 million, including $658.0 million notional value of interest rate swap agreements (See Note 14, Derivatives, to the Consolidated Financial Statements) and $13.6 million in borrowings under international credit facilities and other long-term debt. Including the effect of the fixed to floating interest rate swaps, approximately 83% of the Company’s outstanding term debt was comprised of fixed-rate debt as of December 31, 2013.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2013 and 2012 by approximately $107.3 million and $114.2 million, respectively.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange spot and forward contracts to hedge the currency risk. As of December 31, 2013 and 2012, the aggregate notional amount of outstanding foreign exchange forward contracts was approximately $372.1 million and $654.2 million, respectively, (see Note 14, Derivatives, to the Consolidated Financial Statements). Net unrealized losses from these foreign exchange forward contracts were $1.1 million and $23.4 million at December 31, 2013 and 2012, respectively. The Company does not use derivative financial instruments for trading or speculative purposes.

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

New Accounting Pronouncements and Pending Accounting Standards

During 2013, 2012 and 2011, the Company adopted various accounting standards. See Note 21, New Accounting Pronouncements, to the Consolidated Financial Statements for a description of the accounting standards adopted during 2013.

Pending standards and their estimated effect on the Company’s consolidated financial statements are also described in Note 21, New Accounting Pronouncements, to the Consolidated Financial Statements.

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

Credit Risk

The Company is exposed to credit risk on accounts receivable balances. This risk is mitigated due to the Company’s large, diverse customer base, dispersed over various geographic regions and industrial sectors. No single customer comprised more than 10% of the Company’s consolidated net sales in 2013, 2012 or 2011. The Company maintains provisions for potential credit losses and any such losses to date have normally been within the Company’s expectations. The Company evaluates the solvency of its customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. Additional economic disruptions or a further slowdown in the economy could result in significant additional charges.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2013 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in the “1992 Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the internal control over financial reporting of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2014

ITEM 9B.	OTHER INFORMATION

On February 20, 2014, the Board of Directors of the Company approved an amendment to R.R. Donnelley’s By-Laws, which became effective upon its adoption by the Board of Directors on February 20, 2014. The amendment to the By-Laws added a new section, Section 9.4 to Article IX of the By-Laws. New Section 9.4 provides that, unless the Board of Directors otherwise consents in writing, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of R.R. Donnelley, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of R.R. Donnelley to R.R. Donnelley or R.R. Donnelley’s stockholders, (iii) any action asserting a claim against R.R. Donnelley or any of its directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, R.R. Donnelley’s certificate of incorporation or By-Laws (in each case, as may be amended from time to time) or (iv) any action asserting a claim against R.R. Donnelley or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware. The Board of Directors also approved various other non-substantive changes to the By-laws.

The amended By-laws and a copy marked to show changes are attached as Exhibits 3.2 and 3.3 respectively. Exhibit 3.1 is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF R.R. DONNELLEY & SONS COMPANY AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 22, 2014 (the “2014 Proxy Statement”). See also the information with respect to the Company’s executive officers at the end of Part I of this Report under the caption “Executive Officers of R.R. Donnelley & Sons Company.”

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.rrdonnelley.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2014 Proxy Statement.

Equity Compensation Plan Information

Information as of December 31, 2013 concerning compensation plans under which RR Donnelley’s equity securities are authorized for issuance was as follows:

Equity Compensation Plan Information

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Plan Category	(in thousands) (1)	(2)	(in thousands) (3)
Equity compensation plans approved by security holders(a)	8,274.5	$19.39	7,956.7	(c)
(a)	Includes 4,135,739 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

All of these shares are available for issuance under the 2012 Performance Incentive Plan. The 2012 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 10,000,000 in the aggregate, of which 7,956,742 remain available for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2014 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2014.

R.R. DONNELLEY & SONS COMPANY

By:	/ S / Daniel N. Leib
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February 2014.

Signature and Title	Signature and Title

/ S / THOMAS J. QUINLAN , III	/ S / JUDITH H. HAMILTON *
Thomas J. Quinlan, III President and Chief Executive Officer, Director (Principal Executive Officer)	Judith H. Hamilton Director

/ S / DANIEL N. LEIB	/ S / JEFFREY G. KATZ *
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Jeffrey G. Katz Director

/ S / ANDREW B. COXHEAD	/ S / RICHARD K. PALMER *
Andrew B. Coxhead Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	Richard K. Palmer Director

/ S / SUSAN M. CAMERON *	/ S / JOHN C. POPE *
Susan M. Cameron Director	John C. Pope Director

/ S / LEE A. CHADEN *	/ S / MICHAEL T. RIORDAN *
Lee A. Chaden Director	Michael T. Riordan Director

/ S / RICHARD L. CRANDALL *	/ S / OLIVER R. SOCKWELL *
Richard L. Crandall Director	Oliver R. Sockwell Director

/ S / SUSAN M. GIANINNO *	/ S / STEPHEN M. WOLF *
Susan M. Gianinno Director	Stephen M. Wolf Chairman of the Board, Director

By:	/ S / Suzanne S. Bettman
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a).  INDEX TO FINANCIAL STATEMENTS

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Products net sales	$8,765.8	$8,835.1	$9,375.1
Services net sales	1,714.5	1,386.8	1,235.9
Total net sales	10,480.3	10,221.9	10,611.0
Products cost of sales (exclusive of depreciation and amortization)	6,816.9	6,874.2	7,185.2
Services cost of sales (exclusive of depreciation and amortization)	1,332.9	1,014.8	906.6
Total cost of sales	8,149.8	7,889.0	8,091.8
Products gross profit	1,948.9	1,960.9	2,189.9
Services gross profit	381.6	372.0	329.3
Total gross profit	2,330.5	2,332.9	2,519.2
Selling, general and administrative expenses (exclusive of depreciation and amortization)	1,181.5	1,102.6	1,236.3
Restructuring, impairment and other charges—net (Note 3)	133.5	1,118.5	667.8
Depreciation and amortization	435.8	481.6	549.9
Income (loss) from operations	579.7	(369.8)	65.2
Interest expense—net (Note 13)	261.4	251.8	243.3
Investment and other expense (income)—net	27.4	2.3	(10.6)
Loss on debt extinguishment	81.9	16.1	69.9
Earnings (loss) before income taxes	209.0	(640.0)	(237.4)
Income tax expense (benefit) (Note 12)	(9.2)	13.6	(116.3)
Net earnings (loss)	218.2	(653.6)	(121.1)
Less: Income (loss) attributable to noncontrolling interests	7.0	(2.2)	1.5
Net earnings (loss) attributable to RR Donnelley common shareholders	$211.2	$(651.4)	$(122.6)
Net earnings (loss) per share attributable to RR Donnelley common shareholders (Note 15):
Basic net earnings (loss) per share	$1.16	$(3.61)	$(0.63)
Diluted net earnings (loss) per share	$1.15	$(3.61)	$(0.63)
Weighted average number of common shares outstanding (Note 15):
Basic	181.9	180.4	193.8
Diluted	183.5	180.4	193.8

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2013	2012	2011
Net earnings (loss)	$218.2	$(653.6)	$(121.1)
Other comprehensive income (loss), net of tax (Note 16):
Translation adjustments	(22.8)	11.4	(70.1)
Adjustment for net periodic pension and other postretirement benefits plan cost	563.7	(177.6)	(303.1)
Change in fair value of derivatives	0.4	0.5	0.7
Other comprehensive income (loss)	541.3	(165.7)	(372.5)
Comprehensive income (loss)	759.5	(819.3)	(493.6)
Less: comprehensive income (loss) attributable to noncontrolling interests	7.2	(2.0)	1.9
Comprehensive income (loss) attributable to RR Donnelley common shareholders	$752.3	$(817.3)	$(495.5)

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$1,028.4	$430.7
Receivables, less allowances for doubtful accounts of $44.8 in 2013 (2012—$49.6) (Note 5)	1,832.3	1,878.8
Inventories (Note 6)	501.2	510.2
Prepaid expenses and other current assets	199.7	157.7
Total current assets	3,561.6	2,977.4
Property, plant and equipment—net (Note 7)	1,430.1	1,616.6
Goodwill (Note 4)	1,436.3	1,436.4
Other intangible assets—net (Note 4)	315.9	382.9
Deferred income taxes (Note 12)	118.8	445.1
Other noncurrent assets	375.5	404.3
Total assets	$7,238.2	$7,262.7
LIABILITIES
Accounts payable	$1,143.0	$1,210.3
Accrued liabilities (Note 9)	814.8	825.2
Short-term and current portion of long-term debt (Note 13)	270.9	18.4
Total current liabilities	2,228.7	2,053.9
Long-term debt (Note 13)	3,587.0	3,420.2
Pension liabilities (Note 11)	245.2	1,150.5
Other postretirement benefits plan liabilities (Note 11)	174.1	241.7
Other noncurrent liabilities	349.5	327.7
Total liabilities	6,584.5	7,194.0
Commitments and Contingencies (Note 10)
EQUITY
RR Donnelley shareholders’ equity
Preferred stock, $1.00 par value
Authorized: 2.0 shares; Issued: None	—	—
Common stock, $1.25 par value
Authorized: 500.0 shares;
Issued: 243.0 shares in 2013 and 2012	303.7	303.7
Additional paid-in-capital	2,802.4	2,839.4
Accumulated deficit	(473.4)	(496.1)
Accumulated other comprehensive loss	(488.1)	(1,029.2)
Treasury stock, at cost, 61.2 shares in 2013 (2012—62.6 shares)	(1,512.8)	(1,565.0)
Total RR Donnelley shareholders’ equity	631.8	52.8
Noncontrolling interests	21.9	15.9
Total equity	653.7	68.7
Total liabilities and equity	$7,238.2	$7,262.7

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net earnings (loss)	$218.2	$(653.6)	$(121.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Impairment charges	21.5	1,027.1	532.0
Depreciation and amortization	435.8	481.6	549.9
Provision for doubtful accounts receivable	18.2	8.7	18.8
Share-based compensation	19.9	25.4	28.3
Deferred income taxes	(41.1)	(52.0)	(123.0)
Change in uncertain tax positions	(18.6)	(26.4)	(107.8)
Loss (gain) on investments and other assets—net	21.5	(1.0)	(16.0)
Loss related to Venezuela currency devaluation	3.2	—	—
Loss on debt extinguishment	81.9	16.1	69.9
Net pension and other postretirement benefits plan (income) expense	(18.3)	(42.4)	61.6
Gain on pension curtailment	—	(3.7)	(38.7)
Other	(5.1)	41.7	27.3
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable—net	13.4	(5.7)	38.3
Inventories	5.3	6.5	43.1
Prepaid expenses and other current assets	(4.6)	4.0	(1.8)
Accounts payable	(66.0)	120.8	135.4
Income taxes payable and receivable	(38.1)	6.5	9.5
Accrued liabilities and other	77.3	(113.0)	(104.8)
Pension and other postretirement benefits plan contributions	(29.6)	(148.7)	(54.6)
Net cash provided by operating activities	694.8	691.9	946.3
INVESTING ACTIVITIES
Capital expenditures	(216.6)	(205.9)	(250.9)
Acquisitions of businesses, net of cash acquired	0.4	(126.9)	(142.4)
Disposition of business	(12.0)	—	—
Proceeds from return of capital and sale of investments and other assets	13.0	50.7	27.2
Other investing activities	2.8	(2.7)	(9.3)
Net cash used in investing activities	(212.4)	(284.8)	(375.4)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,197.8	450.0	600.0
Net change in short-term debt	(3.2)	(1.4)	10.7
Payments of current maturities and long-term debt	(830.4)	(625.2)	(495.1)
Net payments of credit facility borrowings	—	(65.0)	(55.0)
Debt issuance costs	(20.4)	(23.6)	(10.0)
Payments to settle forward contracts	(38.0)	—	—
Acquisition of common stock	—	—	(500.0)
Dividends paid	(188.5)	(187.1)	(205.2)
Other financing activities	5.5	14.3	3.6
Net cash provided by (used in) financing activities	122.8	(438.0)	(651.0)
Effect of exchange rate on cash and cash equivalents	(7.5)	11.9	10.7
Net increase (decrease) in cash and cash equivalents	597.7	(19.0)	(69.4)
Cash and cash equivalents at beginning of year	430.7	449.7	519.1
Cash and cash equivalents at end of year	$1,028.4	$430.7	$449.7
Supplemental non-cash disclosure:
Proceeds deposited in escrow from sale of property	$—	$8.3	$—

See accompanying Notes to Consolidated Financial Statements.

R.R. DONNELLEY & SONS COMPANY AND SUBSIDIARIES (“RR DONNELLEY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in- Capital	Treasury Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total RR Donnelley’s Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2011	243.0	$303.7	$2,907.0	(36.4)	$(1,166.2)	$670.2	$(490.4)	$2,224.3	$21.1	$2,245.4
Net earnings (loss)						(122.6)		(122.6)	1.5	(121.1)
Other comprehensive income (loss)							(372.9)	(372.9)	0.4	(372.5)
Share-based compensation			28.3					28.3		28.3
Issuance of share-based awards, net of withholdings and other			(46.6)	1.1	37.4			(9.2)		(9.2)
Cash dividends paid						(205.2)		(205.2)		(205.2)
Acquisition of common stock				(29.2)	(500.0)			(500.0)		(500.0)
Distributions to noncontrolling interests								—	(3.5)	(3.5)
Balance at December 31, 2011	243.0	$303.7	$2,888.7	(64.5)	$(1,628.8)	$342.4	$(863.3)	$1,042.7	$19.5	$1,062.2
Net loss						(651.4)		(651.4)	(2.2)	(653.6)
Other comprehensive income (loss)							(165.9)	(165.9)	0.2	(165.7)
Share-based compensation			25.4					25.4		25.4
Issuance of share-based awards, net of withholdings and other			(74.7)	1.9	63.8			(10.9)		(10.9)
Cash dividends paid						(187.1)		(187.1)		(187.1)
Distributions to noncontrolling interests								—	(1.6)	(1.6)
Balance at December 31, 2012	243.0	$303.7	$2,839.4	(62.6)	$(1,565.0)	$(496.1)	$(1,029.2)	$52.8	$15.9	$68.7
Net earnings						211.2		211.2	7.0	218.2
Other comprehensive income							541.1	541.1	0.2	541.3
Share-based compensation			19.9					19.9		19.9
Issuance of share-based awards, net of withholdings and other			(56.9)	1.4	52.2			(4.7)		(4.7)
Cash dividends paid						(188.5)		(188.5)		(188.5)
Distributions to noncontrolling interests								—	(1.2)	(1.2)
Balance at December 31, 2013	243.0	$303.7	$2,802.4	(61.2)	$(1,512.8)	$(473.4)	$(488.1)	$631.8	$21.9	$653.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation —The accompanying consolidated financial statements include the accounts of R.R. Donnelley & Sons Company and its subsidiaries (the “Company” or “RR Donnelley”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation. The accounts of businesses acquired during 2012 and 2011 are included in the consolidated financial statements from the dates of acquisition. There were no acquisitions during the year ended December 31, 2013 (see Note 2). During the fourth quarter of 2013, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes. All prior year amounts have been reclassified to conform to the Company’s current reporting structure (see Note 19.)

Nature of Operations —The Company helps organizations communicate more effectively by working to create, manage, produce, distribute and process content on behalf of our customers. The Company assists customers in developing and executing multichannel communication strategies that engage audiences, reduce costs, drive revenues and increase compliance. R.R. Donnelley’s innovative technologies, enhance digital and print communications to deliver integrated messages across multiple media to highly targeted audiences at optimal times for clients in virtually every private and public sector. Strategically located operations provide local service and responsiveness while leveraging the economic, geographic and technological advantages of a global organization.

Use of Estimates —The preparation of consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, employee benefits, self-insurance reserves, taxes, restructuring and other provisions and contingencies.

Foreign Operations —Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings (loss). Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be permanently reinvested. Throughout the three years ended December 31, 2013, the three-year cumulative inflation for Venezuela using the blended Consumer Price Index and National Consumer Price Index exceeded 100%. As a result, Venezuela’s economy is considered highly inflationary and the financial statements of the Company’s Venezuelan entities are remeasured as if the functional currency were the U.S. Dollar. Consistent with historical practices and the Company’s future intent, the financial statements were remeasured based on the official rate determined by the government of Venezuela. On February 8, 2013, the government of Venezuela changed its primary fixed exchange rate from 4.3 Bolivars per U.S. Dollar to 6.3 Bolivars per U.S. Dollar, devaluing the Bolivar by 32%. This devaluation resulted in a pre-tax loss of $3.2 million ($2.0 million after-tax) and a reduction in income attributable to noncontrolling interests of $1.0 million.

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

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Revenue Recognition —The Company recognizes revenue for the majority of its products upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Company may also receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of ownership transfer to the customer, and there is a reasonable assurance as to collectability. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

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

Revenue from services is recognized as services are performed. For the Company’s logistics operations, whose operations include the delivery of printed material and other products, the Company recognizes revenue upon completion of the delivery of services. Within the Company’s financial operations, which serve the global financial services end market, the Company files highly customized materials such as regulatory S-filings and initial public offerings with the SEC on behalf of its customers, and performs XBRL and EDGAR-related services. Revenue is recognized for these services upon completion of the service performed or following final delivery of the related printed product. Within the Company’s business process outsourcing operations, the Company provides various outsourcing services. Depending on the nature of the service performed, revenue is recognized for outsourcing services either as services are rendered or upon completion of the service. Revenues related to the Company’s digital and creative solutions operations, which include digital content management, photography, color services and page production, are recognized in accordance with the terms of the contract, typically upon completion of the performed service and acceptance by the customer.

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

Certain revenues earned by the Company require judgment to determine if revenue should be recorded gross, as a principal, or net of related costs, as an agent. Billings for third-party shipping and handling costs as well as certain postage costs, primarily in the Company’s logistics operations, and out-of-pocket expenses are recorded gross. In the Company’s Global Turnkey Solutions operations, contracts are evaluated using various criteria to determine if revenue for components and other materials should be recognized on a gross or net basis. In general, these revenues are recognized on a gross basis if the Company has control over selecting vendors and pricing, is the primary obligor in the arrangement, bears all credit risk and bears the risk of loss for inventory in its possession. Revenue from contracts that do not meet these criteria is recognized on a net basis. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

By-product recoveries —The Company records the sale of by-products as a reduction of cost of sales.

Cash and cash equivalents —The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables— Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of the Company’s consolidated net sales in 2013, 2012 or 2011. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. See Note 5 for details of activity affecting the allowance for doubtful accounts receivable.

Inventories —Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold. The cost of 65.2% and 64.0% of the inventories at December 31, 2013 and 2012, respectively, has been determined using the Last-In, First-Out (LIFO) method. This method reflects the effect of inventory replacement costs within results of operations; accordingly, charges to cost of sales reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (FIFO) or specific identification methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Long-lived Assets —The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment, or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets, other than goodwill and other intangible assets, that are held for sale are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

Property, plant and equipment —Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 40 years for buildings, the lesser of 7 years or the lease term for leasehold improvements and from 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

Goodwill —Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. The annual goodwill impairment test, as of October 31, 2013, was performed based on the fifteen reporting units identified under the Company’s previous organization structure prior to the reorganization of the Company’s reportable segments in the fourth quarter of 2013 (the “Previous Organization Structure”).

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

The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. In the Company’s interim review for indicators of impairment as of December 31, 2013, under the Company’s current reporting structure, management concluded that there were no indicators that the fair value of any of the reporting units with goodwill was more likely than not below its carrying value.

Amortization —Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $34.1 million, $26.6 million and $21.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Deferred debt issuance costs are amortized over the term of the related debt. Other intangible assets, except for those intangible assets with indefinite lives, are recognized apart from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized. See Note 4 for further discussion of other intangible assets and the related amortization expense.

Financial Instruments —The Company uses derivative financial instruments to hedge exposures to interest rate and foreign exchange fluctuations in the ordinary course of business.

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

The Company’s foreign exchange forward contracts and interest rate swaps are subject to enforceable master netting agreements that allow the Company to settle positive and negative positions with the respective counterparties. The Company settles foreign exchange forward contracts on a net basis when possible. Foreign exchange forward contracts that can be settled on a net basis are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

presented net in the Consolidated Balance Sheets. Interest rate swaps are settled on a gross basis and presented gross in the Consolidated Balance Sheets.

See Note 14 for further discussion.

Share-Based Compensation —The Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock units and performance share units. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. See Note 17 for further discussion.

Pension and Other Postretirement Benefits Plans —The Company records annual income and expense amounts relating to its pension and other postretirement benefit plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. See Note 11 for further discussion.

Taxes on Income —Deferred taxes are provided using an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company recognizes deferred tax liabilities related to local taxes on certain foreign earnings that are not considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. and repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

Comprehensive Income (Loss) —Comprehensive income (loss) for the Company consists of net earnings (loss), unrecognized actuarial gains and losses, prior service cost for pension and other postretirement benefit plans, changes in the fair value of certain derivative financial instruments and foreign currency translation adjustments. See Note 16 for further discussion.

Note 2. Acquisitions and Dispositions

During the fourth quarter of 2013, the Company sold the assets and liabilities of R.R. Donnelley SAS (“MRM France”), its direct mail business located in Cosne sur Loire, France, for a loss of $17.9 million, which was recognized in net investment and other expense (income) in the Consolidated Statements of Operations. The loss included cash incentive payments due to the purchaser of $18.8 million, of which $12.0 million was paid as of December 31, 2013. The operations of the MRM France business were included in the International segment.

For the year ended December 31, 2013, the Company recorded $5.9 million of acquisition-related expenses associated with acquisitions contemplated or completed in subsequent periods within selling, general and administrative expenses in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

2012 Acquisitions

On December 28, 2012, the Company acquired Presort Solutions (“Presort”), a provider of mail presorting services to businesses in various industries. The acquisition of Presort expanded the range of logistics co-mailing capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for Presort was $11.7 million, net of cash acquired of $0.8 million. Presort’s operations are included in the Strategic Services segment.

On December 17, 2012, the Company acquired Meisel Photographic Corporation (“Meisel”), a provider of custom designed visual graphics products to the retail market. The acquisition of Meisel expanded and enhanced the range of services the Company offers to its customers. The purchase price for Meisel was $25.4 million, net of cash acquired of $1.0 million. Meisel’s operations are included in the Variable Print segment.

On September 6, 2012, the Company acquired Express Postal Options International (“XPO”), a provider of international outbound mailing services to pharmaceutical, e-commerce, financial services, information technology, catalog, direct mail and other businesses. The acquisition of XPO expanded the range of logistics capabilities that the Company can provide to its customers and enhanced its integrated offerings. The purchase price for XPO, which included the Company’s estimate of contingent consideration, was $23.4 million, net of cash acquired of $1.0 million. The former owners of XPO may receive contingent consideration in the form of cash payments of up to $4.0 million subject to XPO achieving certain gross profit targets. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $3.5 million using a probability weighting of the potential payouts. The Company has subsequently revised the estimated fair value of the contingent consideration to $0.5 million as the result of a decrease in the likelihood of achieving certain gross profit targets. The adjustment to the fair value of the contingent consideration was recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. Any further changes in the estimated contingent consideration will also be recognized in the Consolidated Statements of Operations. XPO’s operations are included in the Strategic Services segment.

On August 14, 2012, the Company acquired EDGAR Online, a leading provider of disclosure management services, financial data and enterprise risk analytics software and solutions. The acquisition of EDGAR Online expanded and enhanced the range of services that the Company offers to its customers. The purchase price for EDGAR Online was $71.5 million, including debt assumed of $1.4 million and net of cash acquired of $2.1 million. Immediately following the acquisition, the Company repaid the $1.4 million of debt assumed. EDGAR Online’s operations are included in the Strategic Services segment.

For the year ended December, 2012, the Company recorded $2.5 million of acquisition-related expenses associated with acquisitions completed or contemplated within selling, general and administrative expenses in the Consolidated Statements of Operations.

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

(In millions, except per share data and unless otherwise indicated)-(Continued)

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

2011 Acquisitions

On November 21, 2011, the Company acquired StratusGroup, Inc. (“Stratus”), a full service manufacturer of custom pressure sensitive label and paperboard packaging products for health and beauty, food, beverage and other segments. Stratus’ decorative labeling and paperboard resources complement the Company’s prime label, corrugated and other global packaging capabilities. The purchase price for Stratus was $28.8 million, net of cash acquired of $0.1 million. Stratus’ operations are included in the Variable Print segment.

On September 6, 2011, the Company acquired Genesis Packaging & Design Inc. (“Genesis”), a full service provider of custom packaging, including designing, printing, die cutting, finishing and assembling. The addition of Genesis complements the Company’s existing packaging and merchandising business with a centrally located facility and enhanced ability to service customers in a range of industries. The purchase price for Genesis was $10.1 million. Genesis’ operations are included in the Variable Print segment.

On August 16, 2011, the Company acquired LibreDigital, Inc. (“LibreDigital”), a leading provider of digital content distribution, e-reading software, content conversion, data analytics and business intelligence services. LibreDigital’s capabilities enable the Company to offer a broader selection of digital content creation and delivery services to publishing, retail, e-reader provider and other customers. The purchase price for LibreDigital was $19.5 million, net of cash acquired of $0.1 million. LibreDigital’s operations are included in the Strategic Services segment.

On August 15, 2011, the Company acquired Sequence Personal LLC (“Sequence”), a provider of proprietary software that enables readers to select relevant content to be digitally produced as specialized publications. Sequence’s software offers publishers and other customers a practical way to increase revenues by allowing advertisers to select unique ad selection criteria for targeted delivery. The purchase price for Sequence, which included the Company’s estimate of contingent consideration, was $14.6 million, net of cash acquired of $0.1 million. A former equity holder of Sequence may receive contingent consideration in the form of cash payments of up to $14.0 million, subject to Sequence achieving certain milestones related to volume or revenue in 2013 and 2014. As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $6.8 million using a probability weighting of the potential payouts. The Company has subsequently revised the estimated fair value of the contingent consideration as the result of a decrease in the likelihood of achieving the milestones. The adjustment to the fair value of the contingent consideration was recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. Sequence’s operations are included in the Strategic Services segment.

On June 21, 2011, the Company acquired Helium, Inc. (“Helium”), an online community offering publishers, catalogers and other customers stock and custom content, as well as a comprehensive range of editorial solutions. The ability to bundle Helium’s content development solutions with the Company’s complete offering of content delivery resources addresses customers’ needs across the full breadth of the supply chain. As the Company previously held a 23.7% equity investment in Helium, the purchase price for the remaining equity of Helium was $57.0 million, net of cash acquired of $0.1 million and included an amount due from Helium of $1.1 million. The fair value of the Company’s previously held equity investment was $12.8 million, resulting in the recognition of a $10.0 million gain, which is reflected in investment and other expense (income) in the Consolidated Statements of Operations for the year ended December 31, 2011. The fair value of the previously held equity investment was determined based on the purchase price paid for the remaining equity less an estimated control premium. The inputs used to determine the fair value of the previously held equity investment were determined to be Level 3 under the fair value hierarchy. Helium’s operations are included in the Strategic Services segment.

On March 24, 2011, the Company acquired Journalism Online, LLC (“Journalism Online”), an online provider of tools that allow consumers to purchase online subscriptions from publishers. Journalism Online’s Press+ offering provides subscription

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

management and online content payment services that increase the breadth of services the Company offers to its existing base of publishing customers. The purchase price for Journalism Online was $19.6 million, net of cash acquired of $0.4 million. Journalism Online’s operations are included in the Strategic Services segment.

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

Pro forma results

If the 2012 acquisitions described above had occurred at January 1, 2011, the Company’s pro forma net sales for the year ended December 31, 2012 would have been $10,461.1 million.

The unaudited pro forma net sales are not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

Note 3. Restructuring, Impairment and Other Charges

The Company recorded restructuring, impairment and other charges of $133.5 million, $1,118.5 million and $667.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Restructuring, Impairment and Other Charges Recognized in Results of Operations

2013	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$17.0	$14.1	$31.1	$12.3	$30.3	$73.7
Variable Print	2.2	12.5	14.7	0.9	—	15.6
Strategic Services	2.8	2.0	4.8	6.3	8.1	19.2
International	14.3	3.6	17.9	1.0	—	18.9
Corporate	4.1	1.6	5.7	0.4	—	6.1
Total	$40.4	$33.8	$74.2	$20.9	$38.4	$133.5

In 2013, the Company recorded restructuring charges of $40.4 million for employee termination costs, lease termination and other restructuring charges of $33.8 million, $17.6 million of impairment charges for other long-lived assets, $3.3 million for the impairment of other intangible assets and $38.4 million of other estimated charges as a result of its decision to withdraw from certain multi-employer pension plans.

Restructuring and Impairment Charges

For the year ended December 31, 2013, the Company recorded net restructuring charges of $40.4 million for employee termination costs for 1,382 employees, of whom 1,363 were terminated as of December 31, 2013. These charges primarily related to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $33.8 million for the year ended December 31, 2013, of which $14.7 million related to multi-employer pension plan complete or partial withdrawal charges primarily attributable to manufacturing facility closures. For the year ended December 31, 2013, the Company also recorded $17.6 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

During the fourth quarter of 2013, the Company recorded non-cash charges of $3.3 million related to the impairment of acquired customer relationship intangible assets in the financial reporting unit within the Strategic Services segment. The impairment of the acquired customer relationship intangible assets resulted from declines in compliance services volume from these relationships. The impairment of the acquired customer relationship intangible assets was determined using Level 3 inputs and estimated based on a cash flow analysis, which included management’s assumptions related to future revenues and profitability. See Note 8 for further discussion of these Level 3 inputs.

Other Charges

For the year ended December 31, 2013, the Company recorded charges of $38.4 million as a result of its decision to withdraw from certain multi-employer pension plans. These charges for multi-employer pension plan withdrawal obligations, unrelated to facility closures, represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. The liabilities for these withdrawal obligations of $38.4 million were included in other noncurrent liabilities as of December 31, 2013. See Note 11 for further discussion of multi-employer pension plans.

2012	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$13.3	$5.2	$18.5	$827.7	$—	$846.2
Variable Print	14.2	5.6	19.8	9.8	—	29.6
Strategic Services	7.7	6.0	13.7	132.9	—	146.6
International	11.0	4.0	15.0	50.7	—	65.7
Corporate	20.4	4.5	24.9	5.5	—	30.4
Total	$66.6	$25.3	$91.9	$1,026.6	$—	$1,118.5

Restructuring, impairment and other charges in 2012 included $848.4 million and $158.0 million for the impairment of goodwill and acquired customer relationship intangible assets, respectively. Additionally in 2012, the Company recorded restructuring charges of $66.6 million for employee termination costs, $25.3 million of lease termination and other facility closure costs and $20.2 million of impairment charges for other long-lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

In the fourth quarter of 2012, as a result of the Company’s annual goodwill impairment test completed under the Previous Organization Structure, the Company recorded total non-cash charges to recognize the impairment of goodwill of $461.7 million, $318.7 million and $68.0 million in the magazines, catalogs and retail inserts, books and directories and Europe reporting units, respectively. These goodwill impairment charges resulted from a reduction in the estimated fair value of the magazines, catalogs and retail inserts, books and directories and Europe reporting units based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the October 31, 2011 annual goodwill impairment test. The lower expectations for the magazines, catalogs and retail inserts reporting unit were due to price pressures driven by excess capacity in the industry and erosion of ad pages and circulation for magazines. The lower expectations for the books and directories reporting unit were due to lower demand for educational books as a result of state and local budget constraints, the impact of electronic substitution on consumer book and directory volumes and price pressures driven by excess capacity in the industry. The lower expectations for the Europe reporting unit were due to lower volumes from existing customers and price pressures driven by excess capacity in the industry. Because the fair values of these reporting units were below their carrying values, including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of the impairment charge for each reporting unit. As part of this calculation, the Company also estimated the fair values of the significant tangible and intangible long-lived assets of each reporting unit. The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets. Of the $461.7 million goodwill impairment charge recorded in the magazines, catalogs and retail inserts reporting unit under the Previous Organization Structure, $365.8 million and $95.9 million of impairment is now included in the Publishing and Retail Services and Strategic Services segments, respectively. Of the $318.7 million goodwill impairment charge recorded in the books and directories reporting unit under the Previous Organization Structure, $304.1 million, $10.9 million and $3.7 million of impairment is now included in the Publishing and Retail Services, Strategic Services and Variable Print segments, respectively. Of the $68.0 million goodwill impairment charge recorded in the Europe reporting unit under the Previous Organization Structure, $44.9 million and $23.1 million of impairment is now included in the International and Strategic Services segments, respectively.

During the fourth quarter of 2012, the Company recorded total non-cash charges of $158.0 million related to the impairment of acquired customer relationship intangible assets consisting of $123.8 million, $28.5 million and $5.7 million in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units, respectively, under the Previous Organization Structure. The impairment of the acquired customer relationship intangible assets resulted from lower expectations for future revenue to be derived from these relationships, driven by the same factors that caused the goodwill impairment in the books and directories and magazines, catalogs and retail inserts reporting units and driven by the impact of electronic substitution on forms and statement printing in the Latin America reporting unit. The impairment of the acquired customer relationship intangible assets was determined using Level 3 inputs and estimated based on cash flow analyses, which included estimates of customer attrition rates and management’s assumptions related to future revenues and profitability. Of the $123.8 million impairment of other intangible assets charge recorded in the books and directories reporting unit under the Previous Organization Structure, $121.9 million, $1.4 million and $0.5 million of impairment is now included in the Publishing and Retail Services, Variable Print and Strategic Services segments, respectively. Of the $28.5 million impairment of other intangible assets charge recorded in the magazines, catalogs and retail inserts reporting unit under the Previous Organization Structure, $28.2 million and $0.3 million of impairment is now included in the Publishing and Retail Services and Strategic Services segments, respectively. The $5.7 million impairment of other intangible assets recorded in the Latin America reporting unit under the Previous Organization Structure is now included within the International segment. See Note 8 for further discussion of these Level 3 inputs.

For the year ended December 31, 2012, the Company also recorded net restructuring charges of $66.6 million for employee termination costs for 2,200 employees, substantially all of whom were terminated as of December 31, 2013. These charges primarily related to actions resulting from the reorganization of sales and administrative functions across all segments, the closing of three manufacturing facilities within the Variable Print segment, two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the International segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $25.3 million for the year ended December 31, 2012. For the year ended December 31, 2012, the Company also recorded $20.2 million of impairment charges primarily related to machinery and equipment associated with facility closures and other asset disposals. The fair values of the land, buildings, machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

2011	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Publishing and Retail Services	$21.8	$12.3	$34.1	$18.7	$—	$52.8
Variable Print	8.3	13.6	21.9	365.8	—	387.7
Strategic Services	20.2	27.1	47.3	24.6	—	71.9
International	18.1	5.3	23.4	119.7	—	143.1
Corporate	8.3	1.3	9.6	2.7	—	12.3
Total	$76.7	$59.6	$136.3	$531.5	$—	$667.8

Restructuring, impairment and other charges in 2011 included $392.3 million for the impairment of goodwill and $90.7 million of impairment primarily related to acquired customer relationship intangible assets. Additionally in 2011, the Company recorded restructuring charges of $76.7 million for employee termination costs, $59.6 million for other restructuring charges, of which $15.1 million related to multi-employer pension plan complete or partial withdrawal charges and the remaining amount related to lease termination and other facility closure costs, and $48.5 million of impairment charges for other long-lived assets.

In the fourth quarter of 2011, as a result of the Company’s annual goodwill impairment test completed under the Previous Organization Structure, the Company recorded non-cash charges to recognize the impairment of goodwill of $170.4 million, $99.9 million, $62.2 million and $59.8 million in the commercial, forms and labels, Canada and Latin America reporting units, respectively. These goodwill impairment charges resulted from reductions in the estimated fair value of the commercial, forms and labels, Canada and Latin America reporting units, based on lower expectations for future revenue, profitability and cash flows due to the continued impact of electronic substitution on demand for business forms and other products and price pressures. Because the fair values of these reporting units were below their carrying values, including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of impairment loss. As part of this calculation, the Company also estimated the fair value of the significant tangible and intangible long-lived assets of these reporting units. The goodwill impairments were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets. Of the $170.4 million goodwill impairment charge recorded in the commercial reporting unit under the Previous Organization Structure, $167.5 million and $2.9 million of impairment is now included in Variable Print and Strategic Services segments, respectively. The $99.9 million goodwill impairment charge recorded in the forms and labels reporting unit under the Previous Organization Structure is now included in the Variable Print segment. Of the $62.2 million and $59.8 million goodwill impairment charge recorded in the Canada and Latin America reporting units, respectively, under the Previous Organization Structure, $116.0 million and $6.0 million and of impairment is now included in the International and Strategic Services segments, respectively.

Additionally, during the fourth quarter of 2011, the Company recorded $90.7 million of non-cash charges primarily related to the impairment of acquired customer relationship intangible assets in the forms and labels reporting unit under the Previous Organization Structure. The impairment of the acquired customer relationship intangible assets resulted from lower expectations for future revenue, profitability and cash flows due to the continued impact of electronic substitution on demand for business forms and price pressures in the forms and labels reporting unit. The impairment of the acquired customer relationship intangible assets was determined using Level 3 inputs and estimated based on cash flow analyses, which included estimates of customer attrition rates and management’s assumptions related to future revenues and profitability. Of the $90.7 million impairment of other intangible assets charge primarily recorded in the forms and labels reporting unit under the Previous Organization Structure, $89.7 million and $1.0 million is now included in the Variable Print and Strategic Services segments, respectively.

For the year ended December 31, 2011, the Company also recorded net restructuring charges of $76.7 million for employee termination costs for 2,899 employees, all of whom were terminated as of December 31, 2013. These charges primarily related to the closings of certain facilities and headcount reductions due to the Bowne acquisition, as well as the closing of four manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $59.6 million for the year ended December 31, 2011, of which $15.1 million related to multi-employer pension plan complete or partial withdrawal charges primarily attributable to the closing of two manufacturing facilities within the Publishing and Retail Services segment and one manufacturing facility within the Variable Print segment. For the year ended December 31, 2011, the Company also recorded $48.5 million of impairment charges primarily related to land, buildings, machinery and equipment and leasehold improvements associated with facility closings. The fair values of the land, buildings, machinery and equipment and leasehold improvements were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Restructuring Reserve

The restructuring reserve as of December 31, 2013 and 2012, and changes during the year ended December 31, 2013, were as follows:

	December 31, 2012	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2013
Employee terminations	$23.4	$40.4	$(2.1)	$(42.0)	$19.7
Multi-employer pension plan withdrawal obligations	25.1	14.7	—	(3.0)	36.8
Lease terminations and other	30.0	19.1	1.1	(29.1)	21.1
Total	$78.5	$74.2	$(1.0)	$(74.1)	$77.6

The current portion of restructuring reserves of $32.3 million at December 31, 2013 was included in accrued liabilities, while the long-term portion of $45.3 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at December 31, 2013.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by December 2014.

Payments on all of the Company’s multi-employer pension plan complete or partial withdrawal obligations, including those related to facility closures and as a result of the Company’s decision to withdraw from the plan, are scheduled to be substantially completed by 2033. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals. See Note 11 for further discussion of multi-employer pension plans.

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

The restructuring reserve as of December 31, 2012 and 2011, and changes during the year ended December 31, 2012, were as follows:

	December 31, 2011	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2012
Employee terminations	$27.2	$66.6	$(1.7)	$(68.7)	$23.4
Multi-employer pension withdrawal obligations	27.9	(0.4)	—	(2.4)	25.1
Lease terminations and other	32.6	25.7	2.0	(30.3)	30.0
Total	$87.7	$91.9	$0.3	$(101.4)	$78.5

The current portion of restructuring reserves of $35.8 million was included in accrued liabilities at December 31, 2012, while the long-term portion of $42.7 million, primarily related to multi-employer pension plan complete or partial withdrawal obligations and lease termination costs associated with facility closures, was included in other noncurrent liabilities at December 31, 2012.

Payments associated with the employee terminations reflected in the above table were substantially completed by December 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

	Publishing and Retail Services	Variable Print	Strategic Services	International	Total
Net book value at January 1, 2012
Goodwill	$688.6	$1,629.4	$959.1	$1,243.9	$4,521.0
Accumulated impairment losses	—	(1,101.5)	(113.7)	(1,083.7)	(2,298.9)
Total	688.6	527.9	845.4	160.2	2,222.1
Acquisitions	—	9.5	48.4	—	57.9
Foreign exchange and other adjustments	(0.6)	(0.1)	0.2	5.3	4.8
Impairment charges	(669.9)	(3.7)	(129.9)	(44.9)	(848.4)
Net book value at December 31, 2012
Goodwill	688.0	1,638.8	1,007.5	1,286.4	4,620.7
Accumulated impairment losses	(669.9)	(1,105.2)	(243.4)	(1,165.8)	(3,184.3)
Total	18.1	533.6	764.1	120.6	1,436.4
Foreign exchange and other adjustments	—	(0.2)	(2.2)	2.3	(0.1)
Net book value at December 31, 2013
Goodwill	688.0	1,638.6	1,005.4	1,275.9	4,607.9
Accumulated impairment losses	(669.9)	(1,105.2)	(243.5)	(1,153.0)	(3,171.6)
Total	$18.1	$533.4	$761.9	$122.9	$1,436.3

Due to the change in the Company’s reporting structure, as of December 31, 2013, the Company’s goodwill balances for certain reporting units were reallocated based on the relative fair values of the businesses.

In the fourth quarter of 2012, the Company recorded non-cash charges of $848.4 million to reflect impairment of goodwill. See Note 3 for further discussion regarding this impairment charge.

The components of other intangible assets at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$728.8	$(448.5)	$280.3	$731.1	$(388.0)	$343.1
Patents	98.3	(98.3)	—	98.3	(98.1)	0.2
Trademarks, licenses and agreements	31.4	(28.2)	3.2	31.7	(26.1)	5.6
Trade names	27.1	(12.8)	14.3	27.1	(11.2)	15.9
Total amortizable other intangible assets	885.6	(587.8)	297.8	888.2	(523.4)	364.8
Indefinite-lived trade names	18.1	—	18.1	18.1	—	18.1
Total other intangible assets	$903.7	$(587.8)	$315.9	$906.3	$(523.4)	$382.9

In the fourth quarter of 2013, the Company recorded non-cash charges of $3.3 million to reflect the impairment of acquired customer relationships within the financial print reporting unit within the Strategic Services segment. In the fourth quarter of 2012, the Company recorded total non-cash charges of $158.0 million related to the impairment of acquired customer relationship intangible assets, consisting of $150.1 million, $5.7 million, $1.4 million and $0.8 million of impairment within the Publishing and Retail Services, International, Variable Print and Strategic Services segments, respectively. See Note 3 for further discussion regarding these impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The Company recorded additions to other intangible assets of $37.5 million for acquisitions during the year ended December 31, 2012.

The components of other intangible assets added during 2012 were as follows:

	December 31, 2012
	Amount	Weighted Average Amortization Period
Customer relationships	$31.4	6.5
Trade names	3.5	1.7
Trademarks, licenses and agreements	2.6	4.2
Total additions	$37.5

Amortization expense for other intangible assets was $64.0 million, $87.6 million and $112.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2013:

Amount
2014	$60.8
2015	58.0
2016	39.1
2017	32.7
2018	27.5
2019 and thereafter	79.7
Total	$297.8

Note 5. Accounts Receivable

Transactions affecting the allowance for doubtful accounts receivable during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance, beginning of year	$49.6	$62.6	$71.0
Provisions charged to expense	18.2	8.7	18.8
Write-offs and other	(23.0)	(21.7)	(27.2)
Balance, end of year	$44.8	$49.6	$62.6

Note 6. Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2013 and 2012 were as follows:

	2013	2012
Raw materials and manufacturing supplies	$212.6	$214.2
Work in process	145.2	158.8
Finished goods	235.4	229.3
LIFO reserve	(92.0)	(92.1)
Total	$501.2	$510.2

The Company recognized a LIFO benefit of $0.1 million and $4.3 million in 2013 and 2012, respectively, and expense of $8.4 million in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 7. Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2013 and 2012 were as follows:

	2013	2012
Land	$94.3	$98.7
Buildings	1,160.6	1,167.0
Machinery and equipment	6,024.0	6,022.7
	7,278.9	7,288.4
Accumulated depreciation	(5,848.8)	(5,671.8)
Total	$1,430.1	$1,616.6

During the years ended December 31, 2013, 2012 and 2011, depreciation expense was $337.7 million, $367.4 million and $415.9 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $18.5 million and $19.2 million at December 31, 2013 and 2012, respectively. These assets were included in other current assets in the Consolidated Balance Sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension and other postretirement benefits plan assets, foreign exchange forward contracts and interest rate swaps. See Note 11 for the fair value of the Company’s pension and other postretirement benefits plan assets as of December 31, 2013 and 2012 and Note 14 for the fair value of the Company’s foreign exchange forward contracts and interest rate swaps as of December 31, 2013 and 2012. See Note 13 for the fair value of the Company’s debt as of December 31, 2013, which is recorded at book value.

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

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 31, 2013, 2012 and 2011 were as follows:

2013	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$4.2	$4.2	$4.0
Long-lived assets held for sale or disposal	14.8	20.2	18.5
Other intangible assets	3.3	—	—
Total	$22.3	$24.4	$22.5

2012	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$8.0	$9.8	$8.5
Long-lived assets held for sale or disposal	15.6	16.4	6.3
Goodwill	848.4	18.1	18.1
Other intangible assets	158.0	3.1	3.1
Total	$1,030.0	$47.4	$36.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

2011	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$14.7	$68.8	$61.3
Long-lived assets held for sale or disposal	34.3	12.8	11.7
Goodwill	392.3	—	—
Other intangible assets	90.7	2.2	2.1
Total	$532.0	$83.8	$75.1

The fair values of assets held for sale that were remeasured during the years ended December 31, 2013 and 2012 were reduced by estimated costs to sell of $1.4 million and $0.7 million, respectively. There were no estimated costs to sell related to long-lived assets held for sale that were remeasured during the year ended December 31, 2011.

During the year ended December 31, 2012, goodwill for the magazines, catalogs and retail inserts, books and directories and Europe reporting units, under the Previous Organization Structure, were written down to implied fair values of $18.1 million for magazines, catalogs and retail inserts, and zero for the books and directories and Europe reporting units, respectively. During the year ended December 31, 2011, goodwill for the commercial, forms and labels, Canada and Latin America reporting units, under the Previous Organization Structure, were written down to implied fair values of zero as of October 31, 2011. As of December 31, 2011, $7.4 million of goodwill remained on the forms and labels reporting unit related to the acquisition of Stratus, which was acquired on November 21, 2011. See Note 3 for further discussion regarding these impairment charges and their presentation under the current organization structure.

During the year ended December 31, 2013, certain acquired customer relationship assets related to the financial reporting unit were written down to an implied fair value of zero. After recording the impairment charges, remaining customer relationship intangible assets in the financial reporting unit were $101.2 million as of December 31, 2013. During the year ended December 31, 2012, certain acquired customer relationship assets related to the books and directories, magazines, catalogs and retail inserts and Latin America reporting units, under the Previous Organization Structure, were written down to an implied fair value of $3.1 million for the books and directories reporting unit and zero for both the magazines, catalogs and retail inserts and Latin America reporting units, respectively. After recording the impairment charges, remaining customer relationship intangible assets in the books and directories, magazines, catalogs and retail inserts and Latin America reporting units were $3.1 million, $22.8 million and $8.0 million, respectively, as of December 31, 2012. During the year ended December 31, 2011, certain acquired customer relationship assets, substantially all of which were related to the forms and labels reporting unit, under the Previous Organization Structure, were written down to an implied fair value of zero. The remaining acquired customer relationship asset in the forms and labels reporting unit as of December 31, 2011 was $12.2 million related to the acquisition of Stratus on November 21, 2011. Additionally, other intangible assets for the financial reporting unit, under the Previous Organization Structure, were written down to an implied fair value of $2.2 million during the year ended December 31, 2011. See Note 3 for further discussion regarding these impairment charges and their presentation under the current organization structure.

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

The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the years ended December 31, 2013 and 2012:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Fair Value	Valuation Technique	Unobservable Input	Range
2013
Customer relationships	$—	With and without method	Discount rate	16.0%
2012
Customer relationships	$3.1	Excess earnings	Discount rate Attrition rate	12.5% - 15.0% 2.0% - 15.9%

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Employee-related liabilities	$284.6	$266.3
Deferred revenue	153.6	150.8
Restructuring liabilities	32.3	35.8
Other	344.3	372.3
Total accrued liabilities	$814.8	$825.2

Employee-related liabilities consist primarily of payroll, sales commission, incentive compensation, employee benefit accruals and workers’ compensation. Incentive compensation accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans. Other accrued liabilities include miscellaneous operating accruals, other customer-related liabilities, interest expense accruals and income and other tax liabilities.

Note 10. Commitments and Contingencies

As of December 31, 2013, authorized expenditures on incomplete projects for the purchase of property, plant and equipment totaled approximately $76.2 million. Of this total, approximately $37.8 million had been committed. In addition, as of December 31, 2013, the Company had a commitment of $19.7 million for severance payments related to employee restructuring activities. The Company also has contractual commitments of approximately $96.1 million for outsourced services, including technology, professional, maintenance and other services. The Company has a variety of contracts with suppliers for the purchase of paper, ink and other commodities for delivery in future years at prevailing market prices. In addition, the Company has natural gas purchase commitments that are at fixed prices. As of December 31, 2013, the Company was committed to purchase $8.0 million of natural gas under these contracts.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2014	$123.3
2015	96.4
2016	66.3
2017	43.0
2018	26.7
2019 and thereafter	94.4
$450.1

The Company has operating lease commitments, including those for vacated facilities, totaling $450.1 million extending through various periods to 2027. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $41.1 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use was $149.4 million, $143.7 million and $152.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rent expense for vacated facilities was recognized as restructuring, impairment and other charges, see Note 3 for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

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

Note 11. Retirement Plans

The Company sponsors various defined benefit retirement income pension plans in the U.S., Canada and certain other international locations, including both funded and unfunded arrangements. The Company’s primary defined benefit plans are frozen. No new employees will be permitted to enter the Company’s frozen plans and participants will earn no additional benefits. Benefits are generally based upon years of service and compensation. These defined benefit retirement income plans are funded in conformity with the applicable government regulations. The Company funds at least the minimum amount required for all funded plans using actuarial cost methods and assumptions acceptable under government regulations.

On December 20, 2012, the Company announced a freeze on further benefit accruals under its U.K. pension plan as of December 31, 2012. As of January 1, 2013, participants ceased earning additional benefits under the plans and no new participants entered these plans. The U.K. plan freeze required a remeasurement of the plan’s assets and obligations as of December 31, 2012, which resulted in a non-cash curtailment gain of $3.7 million, which was recognized in the Consolidated Statement of Operations during the fourth quarter of 2012. Additionally, on February 1, 2012, the Company announced a freeze on further benefit accruals under its Canadian pension plans as of March 31, 2012. On November 2, 2011, the Company announced a freeze on further benefit accruals under all of its U.S. pension plans as of December 31, 2011. The remeasurement of the U.S. pension plans’ assets and obligations as of November 2, 2011, resulted in a non-cash curtailment gain of $38.7 million, which was recognized in the Consolidated Statement of Operations during the fourth quarter of 2011.

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

During the fourth quarter of 2013, the Company announced the decision to reduce life insurance benefits under the Company’s other postretirement benefits plans for certain active employees and retirees effective December 31, 2013. The remeasurement of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

other postretirement benefits plans’ assets and obligations due to the plan amendment resulted in a $30.1 million reduction in the accumulated other postretirement benefits obligation as of December 31, 2013, which was recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.

On August 3, 2011, the Company announced the decision to convert its current prescription drug program for certain medicare-eligible retirees to a group-based Company sponsored Medicare Part D program, or Employer Group Waiver Program (“EGWP”), available due to the adoption of the Patient Protection and Affordable Care Act. Beginning January 1, 2013, the EGWP subsidies provided to or for the benefit of this program are used to reduce the Company’s net retiree medical and prescription drug costs on a group by group basis until such net costs of the Company for such group are eliminated, and any EGWP subsidies received in excess of the amount necessary to offset such net costs are used to reduce the included group of retirees’ premiums.

As noted above, the Company also maintains several pension and other postretirement benefits plans in certain international locations. The expected returns on plan assets and discount rates for these plans are determined based on each plan’s investment approach, local interest rates and plan participant profiles.

The pension and other postretirement benefits plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Prior to the plan freezes, actuarial gains and losses were amortized using the corridor method over the average remaining service life of active plan participants. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active plan participants.

The components of the net periodic benefit (income) expense and total (income) expense were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$2.2	$5.9	$86.6	$7.3	$6.6	$8.2
Interest cost	178.2	189.2	192.0	16.2	18.4	22.7
Expected return on plan assets	(241.9)	(262.6)	(266.4)	(11.8)	(13.9)	(14.8)
Amortization of prior service credit	—	0.6	(4.4)	(19.7)	(19.7)	(12.5)
Amortization of actuarial loss (gain)	50.5	32.1	50.1	—	(0.1)	0.1
Curtailments	—	(3.7)	(38.7)	—	—	—
Settlements	0.7	1.1	—	—	—	—
Net periodic benefit (income) expense	$(10.3)	$(37.4)	$19.2	$(8.0)	$(8.7)	$3.7
Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	4.2%	4.9%	5.5%	3.9%	4.8%	5.2%
Rate of compensation increase	0.3%	0.9%	4.0%	n/a	3.6%	3.6%
Expected return on plan assets	7.9%	8.4%	8.4%	7.3%	7.6%	7.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Benefit obligation at beginning of year	$4,368.8	$3,923.6	$430.2	$403.1
Service cost	2.2	5.9	7.3	6.6
Interest cost	178.2	189.2	16.2	18.4
Plan participants’ contributions	0.5	1.2	14.5	14.4
Medicare reimbursements	—	—	2.7	3.3
Actuarial (gain) loss	(404.2)	411.2	(13.6)	27.6
Plan amendments and other	(0.1)	2.6	(30.6)	0.5
Curtailments and settlements	(9.0)	(6.5)	—	—
Foreign currency translation	(8.5)	17.5	(2.9)	1.1
Benefits paid	(175.2)	(175.9)	(41.5)	(44.8)
Benefit obligation at end of year	$3,952.7	$4,368.8	$382.3	$430.2
Fair value of plan assets at beginning of year	$3,215.3	$2,849.6	$187.1	$174.7
Actual return on assets	658.0	389.9	35.6	21.0
Settlements	(8.7)	(3.7)	—	—
Employer contributions	21.6	140.7	8.0	8.0
Medicare reimbursements	—	—	2.7	3.3
Plan participants’ contributions	0.5	1.2	14.5	14.4
Other	—	—	—	10.2
Foreign currency translation	(4.2)	13.5	0.4	0.3
Benefits paid	(175.2)	(175.9)	(41.5)	(44.8)
Fair value of plan assets at end of year	$3,707.3	$3,215.3	$206.8	$187.1
Funded status at end of year	$(245.4)	$(1,153.5)	$(175.5)	$(243.1)

The accumulated benefit obligation for all defined benefit pension plans was $3,937.0 million and $4,343.9 million at December 31, 2013 and 2012, respectively.

Amounts recognized in the Consolidated Balance Sheets as of December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Prepaid pension cost (included in other noncurrent assets)	$8.0	$4.4	$—	$—
Accrued benefit cost (included in accrued liabilities)	(8.2)	(7.4)	(1.4)	(1.4)
Pension liabilities	(245.2)	(1,150.5)	—	—
Other postretirement benefits plan liabilities	—	—	(174.1)	(241.7)
Net liabilities recognized in the Consolidated Balance Sheets	$(245.4)	$(1,153.5)	$(175.5)	$(243.1)

The amounts included in accumulated other comprehensive loss in the Consolidated Balance Sheets, excluding tax effects, that have not yet been recognized as components of net periodic benefit cost at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(957.5)	$(1,828.9)	$35.6	$(1.6)
Net transition obligation	(0.2)	(0.2)	—	—
Net prior service credit	—	—	78.4	68.0
Total	$(957.7)	$(1,829.1)	$114.0	$66.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The pre-tax amounts recognized in other comprehensive income (loss) in 2013 as components of net periodic benefit costs were as follows:

	Pension Benefits	Other Postretirement Benefits
Amortization of:
Net actuarial loss	$50.5	$—
Net prior service credit	—	(19.7)
Amounts arising during the period:
Net actuarial gain	820.7	37.4
Net prior service credit	—	30.1
Settlements	0.7	—
Foreign currency loss	(0.5)	(0.2)
Total	$871.4	$47.6

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. As a result of the plan freezes, the actuarial gains and losses are recognized as a component of net periodic benefit costs over the average remaining life of a plan’s active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2014 are shown below:

	Pension Benefits	Other Postretirement Benefits
Amortization of:
Net actuarial loss	$31.4	$—
Net prior service credit	—	(25.8)
Total	$31.4	$(25.8)

The weighted average assumptions used to determine the benefit obligation at the measurement date were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate	5.0%	4.2%	4.5%	3.9%
Rate of compensation increase	n/a	n/a	n/a	3.6%
Health care cost trend:
Current
Pre-Age 65	—	—	7.8%	7.4%
Post-Age 65	—	—	7.8%	7.4%
Ultimate	—	—	4.9%	5.8%

The following table provides a summary of under-funded or unfunded pension benefit plans with projected benefit obligation in excess of plan assets as of December 31, 2013 and 2012:

	Pension Benefits
	2013	2012
Projected benefit obligation	$3,929.6	$4,348.3
Fair value of plan assets	3,676.1	3,190.3

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2013 and 2012:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

	Pension Benefits
	2013	2012
Accumulated benefit obligation	$3,912.0	$4,321.6
Fair value of plan assets	3,672.6	3,187.4

The current health care cost trend rate gradually declines through 2019 to the ultimate trend rate and remains level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1.0% Increase	1.0% Decrease
Other postretirement benefits obligation	$5.5	$(4.4)
Total other postretirement benefits service and interest cost components	0.6	(0.6)

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

The Company made contributions of $21.6 million to its pension plans and $8.0 million to its other postretirement benefits plans during the year ended December 31, 2013. The Company expects to make cash contributions of approximately $59 million to $79 to its pension and other postretirement benefits plans in 2014, and additional non-required contributions could be made. The Company currently estimates the amount of pension and other postretirement benefits plan contributions that will be required in 2015 to be approximately $24 million to $29 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit under Medicare Part D, as well as a federal subsidy that began in 2006, to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent, as defined in the Act, to Medicare Part D. Two of the Company’s retiree health care plans were at least actuarially equivalent to Medicare Part D and were eligible for the federal subsidy. During the years ended December 31, 2013 and 2012, the Company received approximately $0.5 million and $3.3 million in Medicare Part D subsidies.

During the year ended December 31, 2013, the Company received approximately $2.7 million in EGWP subsidies. The Company will receive only EGWP subsidies going forward after the settlement of the 2013 plan year in the first half of 2014.

Benefit payments are expected to be paid as follows:

	Pension Benefits	Other Postretirement Benefits-Gross	Estimated Subsidy Reimbursements
2014	$193.6	$33.8	$3.8
2015	194.9	34.3	4.1
2016	200.9	34.8	4.3
2017	209.2	35.1	4.7
2018	216.3	35.6	5.0
2019-2023	1,222.5	176.6	31.0

Plan Assets

The Company employed a total return investment approach for its pension and other postretirement benefits plans, whereby a mix of equities, fixed income and alternative investments are used to maximize the long-term return of pension and other postretirement benefits plan assets. The intent of this strategy was to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolios contained a diversified blend of equity, fixed income and alternative investments. Furthermore, equity investments were diversified across geography, market capitalization and investment style. Fixed income investments were diversified across geography and include holdings of corporate bonds, government and agency bonds and asset-backed securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2013, for both the pension and other postretirement benefits plans was approximately 75% for equity and other securities and approximately 25% for fixed income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2013 and 2012:

Cash and cash equivalents— Carrying value approximates fair value. As such, these assets were classified as Level 1. The Company also invests in certain short-term investments which are valued using the amortized cost method. As such, these assets were classified as Level 2.

Equity— The values of individual equity securities were based on quoted prices in active markets. As such, these assets are classified as Level 1. Additionally, the Company invests in certain equity funds that are valued at calculated net asset value per share (“NAV”), but are not quoted on active markets. As such, these assets were classified as Level 2. Additionally, this category includes underlying securities in trust owned life insurance policies which are invested in certain equity securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

Fixed income— Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. These valuation models involve utilizing dealer quotes, analyzing market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2. The Company also invests in certain fixed income funds that were priced on active markets and were classified as Level 1. Additionally, this category includes underlying securities in trust owned life insurance policies which are invested in certain fixed income securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

Derivatives and other— This category includes assets and liabilities that are futures or swaps traded on a primary exchange and are priced by multiple providers. Accordingly, the Company classified these assets and liabilities as Level 1. This category also includes various other assets in which carrying value approximates fair value. Additionally, this category includes investments in commodity and structured credit funds that are not quoted on active markets; therefore, they are classified as Level 2.

Real estate —The fair market value of real estate investment trusts is based on observable inputs for similar assets in active markets, for instance, appraisals and market comparables. Accordingly, the real estate investments were categorized as Level 2. The Company also invests in certain exchange-traded real estate investment trust funds that were classified as Level 1.

Private equity— Includes the Company’s interest in various private equity funds that are valued by the investment manager on a periodic basis with models that use market, income and cost valuation methods. The valuation inputs are not highly observable, and these interests are not actively traded on an open market. Accordingly, this interest was categorized as Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The fair values of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category were as follows:

	December 31, 2013				December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$79.6	$51.6	$28.0	$—	$56.9	$27.4	$29.5	$—
Equity	2,658.7	1,839.3	819.4	—	2,169.0	1,887.4	281.6	—
Fixed income	795.3	255.0	540.3	—	828.0	240.5	587.5	—
Derivatives and other	3.9	3.4	0.5	—	8.9	0.5	8.4	—
Real estate	126.4	—	126.4	—	113.6	—	113.6	—
Private equity	43.4	—	—	43.4	38.9	—	—	38.9
Total	$3,707.3	$2,149.3	$1,514.6	$43.4	$3,215.3	$2,155.8	$1,020.6	$38.9
The fair values of the Company’s other postretirement benefits plan assets at December 31, 2013 and 2012, all of which were determined to be Level 2 under the fair value hierarchy, by asset category were as follows:

Asset Category	2013	2012
Cash and cash equivalents	$1.5	$8.4
Equity	155.1	133.3
Fixed income	39.6	35.9
Derivatives and other	10.6	9.5
Total	$206.8	$187.1

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets:

Private Equity
Balance at January 1, 2012	$30.1
Unrealized gains—net	5.8
Purchases, sales and settlements	3.0
Balance at December 31, 2012	$38.9
Unrealized gains—net	8.7
Purchases, sales and settlements	(4.2)
Balance at December 31, 2013	$43.4

Employee 401(k) Savings Plan — For the benefit of most of its U.S. employees, the Company maintains a defined contribution retirement savings plan that is intended to be qualified under Section 401(a) of the Internal Revenue Code. Under this plan, employees may contribute a percentage of eligible compensation on both a before-tax and after-tax basis. The Company may match a percentage of a participating employee’s before-tax contributions. The plan provides that annual matching contributions are discretionary. In 2012, the Company made matching contributions for most U.S. employees on a pay period basis equal to 40% of contributions on up to 6% of eligible compensation. The cost of the match was determined by the level of eligible employee before-tax contributions and Roth 401(k) contributions made to the plan. The Company recognized expense of $30.8 million for matching contributions under its 401(k) plan for the year ended December 31, 2012. The Company suspended its 401(k) match for 2013 and 2011.

Multi-Employer Pension Plans — Multi-employer plans receive contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan. The risk and level of uncertainty related to participating in these multi-employer pension plans differs significantly from the risk associated with the Company-sponsored defined benefit plans. For example, investment decisions are made by parties unrelated to the Company and the financial stability of other employers participating in a plan may affect the Company’s obligations under the plan.

As of December 31, 2013, the Company contributes to two defined benefit multi-employer pension plans, the Graphic Communications Conference of the International Brotherhood of Teamster National Pension Fund (“NPF”) and the Graphic Arts Industry Joint Pension Trust (“JPT”), in which employees in one facility within the Publishing and Retail Services segment participate. The Company is required to make contributions to these plans as determined by the terms and conditions of collective bargaining agreements and plan terms. The Company’s participation in the NPF and JPT multi-employer pension plans was subject to collective bargaining agreements that expired on July 1, 2013. Negotiations have been ongoing since the termination of the agreements. The two remaining active plans to which the Company currently contributes, are estimated to be underfunded as of December 31, 2013, with a Pension Protection Act zone status of red and rehabilitation plans in place. A zone status of red identifies plans that are under 65.0% funded, with a short-term credit balance deficiency. Both of the plans have imposed surcharges due to their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

critical funding status. Surcharges are imposed by a multi-employer pension plan when the plan reaches critical status, as defined under the Pension Protection Act, and such surcharges are based on a percentage of required contributions for each plan year.

During the years ended December 31, 2013, 2012 and 2011, the Company made regular contributions of $1.3 million, $1.3 million and $1.7 million, respectively, to these remaining active multi-employer pension plans and other plans from which the Company has completely or partially withdrawn as of December 31, 2013.

The Company cannot currently estimate the amount of multi-employer pension plan contributions that will be required in 2014 and future years, but these contributions could significantly increase for the two remaining plans due to other employers’ withdrawals, changes in the funded status of the plans or changes in the Company’s workforce. The Company’s contributions to the remaining plans for 2013, 2012 and 2011 represented more than 5.0% of total contributions for those multi-employer pension plans.

It is reasonably possible that the Company will withdraw from the NPF and JPT multi-employer pension plans in the near term, which would give rise to additional withdrawal obligations. The Company currently estimates that the potential withdrawal obligations for these plans could range from $15 million to $25 million.

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

For the year ended December 31, 2013, the Company recorded charges of $53.1 million related to complete or partial withdrawal from certain multi-employer pension plans. Of these charges, $38.4 million were due to the Company’s decision to withdraw from certain multi-employer pension plans and $14.7 million were primarily related to facility closures. There were no charges due to partial or complete withdrawal liabilities for the year ended December 31, 2012. For the year ended December 31, 2011, the Company recorded charges of $15.1 million related to the complete or partial withdrawal from certain multi-employer pension plans primarily resulting from the closure of three manufacturing facilities. These charges were recorded as restructuring, impairment and other charges and represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. During the year ended December 31, 2013, the Company completely withdrew from two multi-employer pension plans. See Note 3 for further details of charges related to complete or partial multi-employer pension plan withdrawal liabilities recognized in the Consolidated Statements of Operations.

Note 12. Income Taxes

Income taxes have been based on the following components of earnings (loss) from operations before income taxes for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
U.S.	$66.7	$(710.1)	$(274.5)
Foreign	142.3	70.1	37.1
Total	$209.0	$(640.0)	$(237.4)

The components of income tax expense (benefit) from operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Federal:
Current	$(15.1)	$8.6	$(10.1)
Deferred	(23.9)	(55.5)	(82.1)
State:
Current	(4.8)	10.5	(19.5)
Deferred	(2.6)	(18.3)	(21.5)
Foreign:
Current	51.8	46.5	36.3
Deferred	(14.6)	21.8	(19.4)
Total	$(9.2)	$13.6	$(116.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Adjustment of uncertain tax positions	(5.4)	3.1	30.2
Foreign tax rate differential	(11.3)	3.2	15.5
Adjustment of interest on uncertain tax positions	(0.8)	0.6	10.1
Domestic manufacturing deduction	(0.1)	0.5	2.2
Acquisition-related expenses	0.7	(0.1)	(0.1)
Change in valuation allowances	3.1	(4.4)	(1.0)
State and local income taxes, net of U.S. federal income tax benefit	2.4	—	(1.6)
Restructuring, impairment and other charges	—	(40.1)	(39.5)
Reorganization	(32.8)	3.9	—
Foreign tax	4.0	(1.7)	—
Other	0.8	(2.1)	(1.8)
Effective income tax rate	(4.4%)	(2.1%)	49.0%

Included in 2013 is a $58.5 million income tax benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment and a benefit of $7.2 million for the recognition of previously unrecognized tax benefits related to the expected resolution of certain federal matters.

Included in 2012 is a benefit of $26.1 million reflecting the recognition of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America, within the International segment, and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested.

Included in 2011 is a benefit of $74.8 million reflecting the expiration of U.S. federal statutes of limitations for certain years.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:
Pension and other postretirement benefits plan liabilities	$167.4	$524.1
Net operating losses and other tax carryforwards	328.3	331.6
Accrued liabilities	153.9	155.2
Foreign depreciation	51.3	50.5
Other	38.7	48.9
Total deferred tax assets	739.6	1,110.3
Valuation allowances	(268.2)	(273.6)
Net deferred tax assets	$471.4	$836.7
Deferred tax liabilities:
Accelerated depreciation	$(180.3)	$(226.3)
Other intangible assets	(86.2)	(98.6)
Inventories	(26.9)	(30.7)
Other	(39.8)	(30.2)
Total deferred tax liabilities	(333.2)	(385.8)
Net deferred tax assets	$138.2	$450.9

The above amounts are classified as current or long-term in the Consolidated Balance Sheets in accordance with the asset or liability to which they relate on a jurisdiction by jurisdiction basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance, beginning of year	$273.6	$273.2	$259.5
Current year expense - net	6.4	28.2	2.4
Write-offs	(8.3)	(37.9)	(1.8)
Foreign exchange and other	(3.5)	10.1	13.1
Balance, end of year	$268.2	$273.6	$273.2

As of December 31, 2013, the Company had domestic and foreign net operating loss and other tax carryforwards of approximately $79.1 million and $249.2 million, respectively ($87.6 million and $244.0 million, respectively, at December 31, 2012), of which $179.5 million expires between 2014 and 2023. Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. The Company has recognized deferred tax liabilities of $7.9 million and $9.1 million as of December 31, 2013 and December 31, 2012, respectively, related to local taxes on certain foreign earnings which are not considered to be permanently reinvested. Determination of the amount of unrecognized U.S. income tax liabilities with respect to certain foreign earnings which have been reinvested abroad is not practical.

Cash payments for income taxes were $99.0 million, $100.0 million and $106.5 million in 2013, 2012 and 2011, respectively. Cash refunds for income taxes were $12.1 million, $18.5 million and $11.2 million in 2013, 2012 and 2011, respectively.

The Company’s income taxes payable for federal and state purposes has been reduced by the tax benefits associated with the exercise of employee stock options and the vesting of restricted stock units. A component of the income tax benefit, calculated as the tax effect of the difference between the fair market value at the time stock options are exercised or restricted stock units vest and the grant date fair market value, directly increases or reduces RR Donnelley shareholders’ equity. For the years ended December 31, 2013 and 2012, the tax expense recognized as a reduction of RR Donnelley’s shareholders’ equity was $0.9 million and $1.2 million, respectively. For the year ended December 31, 2011, a tax benefit of $3.6 million was recognized as an increase in RR Donnelley shareholders’ equity.

See Note 16 for details of the income tax expense or benefit allocated to each component of other comprehensive income.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Balance at beginning of year	$47.9	$76.4	$157.1
Additions for tax positions of the current year	2.1	6.3	6.1
Additions for tax positions of prior years	3.7	3.9	6.0
Reductions for tax positions of prior years	(16.2)	(29.6)	(26.9)
Settlements during the year	(0.7)	(5.6)	(3.3)
Lapses of applicable statutes of limitations	(3.0)	(3.5)	(62.3)
Foreign exchange and other	—	—	(0.3)
Balance at end of year	$33.8	$47.9	$76.4

As of December 31, 2013, 2012 and 2011, the Company had $33.8 million, $47.9 million and $76.4 million, respectively, of unrecognized tax benefits. Unrecognized tax benefits of $21.1 million as of December 31, 2013, if recognized, would have decreased income taxes and the corresponding effective income tax rate and increased net earnings. This potential impact on net earnings (loss) reflects the reduction of these unrecognized tax benefits, net of certain deferred tax assets and the federal tax benefit of state income tax items.

As of December 31, 2013, it is reasonably possible that the total amount of unrecognized tax benefits will decrease within twelve months by as much as $9.0 million due to the resolution of audits or expirations of statutes of limitations related to U.S. federal, state and international tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, was a benefit of $1.8 million, $4.1 million and $24.0 million, respectively, due to the reversal of interest accrued on previously unrecognized tax benefits that were recognized during the respective years. Benefits of $2.6 million, $1.1 million and $2.5 million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively, from the reversal of accrued penalties. Accrued interest of $5.5 million and $8.5 million related to income tax uncertainties were reported as a component of other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively. Accrued penalties of $0.1 million and $2.7 million related to income tax uncertainties were reported in other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively.

The Company has tax years from 2003 that remain open and subject to examination by the IRS, certain state taxing authorities and certain foreign tax jurisdictions.

Tax Holidays

The Company has been granted “tax holidays” in certain foreign countries as an incentive to attract international investment. Generally, a tax holiday is an agreement between the Company and a foreign government under which the Company receives certain tax benefits in that country. The Company’s tax holiday agreements have expired as of December 31, 2013. The aggregate effect on income tax expense in 2013, 2012 and 2011, as a result of these agreements, was approximately $0.6 million, $0.2 million and $7.9 million, respectively.

Note 13. Debt

The Company’s debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012
4.95% senior notes due April 1, 2014	$258.2	$258.1
5.50% senior notes due May 15, 2015	200.0	299.9
8.60% senior notes due August 15, 2016	218.7	347.4
6.125% senior notes due January 15, 2017	250.8	523.3
7.25% senior notes due May 15, 2018	350.0	600.0
11.25% senior notes due February 1, 2019(a)	172.2	172.2
8.25% senior notes due March 15, 2019	450.0	450.0
7.625% senior notes due June 15, 2020	400.0	400.0
7.875% senior notes due March 15, 2021	448.0	—
8.875% debentures due April 15, 2021	80.9	80.9
7.00% senior notes due February 15, 2022	400.0	—
6.50% senior notes due November 15, 2023	350.0	—
6.625% debentures due April 15, 2029	199.4	199.4
8.820% debentures due April 15, 2031	69.0	69.0
Other(b)	10.7	38.4
Total debt	3,857.9	3,438.6
Less: current portion	(270.9)	(18.4)
Long-term debt	$3,587.0	$3,420.2
(a)

As of December 31, 2013 and 2012, the interest rate on the 11.25% senior notes due February 1, 2019 was 12.75% and 12.50%, respectively, as a result of downgrades in the ratings of the notes by the rating agencies.

(b)

Includes miscellaneous debt obligations, fair value adjustments to the 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019 related to the Company’s fair value hedges and capital leases.

________

The fair values of the senior notes and debentures, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $343.4 million and less than its book value by approximately $3.7 million at December 31, 2013 and 2012, respectively.

There were no borrowings outstanding under the Company’s $1.15 billion senior secured revolving credit facility (the “Credit Agreement”) as of December 31, 2013 and 2012. The weighted average interest rate on borrowings under the Credit Agreement and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

the Company’s previous $1.75 billion revolving credit facility (the “Previous Credit Agreement”) during the years ended December 31, 2013 and 2012 was 2.00% and 2.19%, respectively.

On November 12, 2013, the Company issued $350.0 million of 6.50% senior notes due November 15, 2023. Interest on the notes is payable semi-annually on May 15 and November 15, commencing on May 15, 2014. The net proceeds from the offering, along with cash on hand and borrowings under the Credit Agreement, were used to finance the cash portion of the acquisition of Consolidated Graphics, Inc. (“Consolidated Graphics”) and for general corporate purposes.

On August 26, 2013, the Company issued $400.0 million of 7.00% senior notes due February 15, 2022. Interest on the notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2014. The net proceeds from the offering were used to repurchase $200.0 million of the 7.25% senior notes due May 15, 2018, $100.0 million of the 5.50% senior notes due May 15, 2015 and $100.0 million of the 6.125% senior notes due January 15, 2017. The repurchases resulted in a pre-tax loss on debt extinguishment of $46.3 million for the year ended December 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

On March 14, 2013, the Company issued $450.0 million of 7.875% senior notes due March 15, 2021. Interest on the notes commenced on September 15, 2013 and is payable semi-annually on March 15 and September 15 of each year. The net proceeds from the offering were used to repurchase $173.5 million of the 6.125% senior notes due January 15, 2017, $130.2 million of the 8.60% senior notes due August 15, 2016 and $50.0 million of the 7.25% senior notes due May 15, 2018 and to reduce borrowings under the Credit Agreement. The repurchases resulted in a pre-tax loss on debt extinguishment of $35.6 million for the year ended December 31, 2013 related to the premiums paid, unamortized debt issuance costs and other expenses.

On October 15, 2012, the Company entered into a $1.15 billion Credit Agreement which expires October 15, 2017. Borrowings under the Credit Agreement bear interest at a base or Eurocurrency rate plus an applicable margin determined at the time of the borrowing. In addition, the Company pays facility commitment fees which fluctuate dependent on the Credit Agreement’s credit ratings. The Credit Agreement replaced the Previous Credit Agreement which was due to expire on December 17, 2013. All amounts outstanding under the Previous Credit Agreement were repaid with borrowings under the Credit Agreement resulting in a $4.0 million pre-tax loss on debt extinguishment related to unamortized debt issuance costs. The Credit Agreement is used for general corporate purposes, including acquisitions and letters of credit. The Company’s obligations under the Credit Agreement are guaranteed by material domestic subsidiaries and are secured by a pledge of the equity interests of certain subsidiaries, including most of its domestic subsidiaries, and a security interest in substantially all of the domestic current assets and mortgages of certain domestic real property of the Company.

The Credit Agreement is subject to a number of covenants, including a minimum Interest Coverage Ratio and a maximum Leverage Ratio, as defined and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $200.0 million in aggregate, though additional dividends may be allowed subject to certain conditions.

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

As of December 31, 2013, the Company had $76.7 million in outstanding letters of credit, of which $43.7 million were issued under the Credit Agreement. The letters of credit issued under the Credit Agreement did not reduce availability under the Credit Agreement as of December 31, 2013 as the amount issued was less than the reduction in availability from the Leverage Ratio covenant. Additionally, the Company had $176.0 million in other uncommitted credit facilities, primarily outside the U.S., (the “Other Facilities”). As of December 31, 2013, letters of credit, guarantees and factoring arrangements of $12.8 million were issued, and reduced availability, under the Company’s Other Facilities. As of December 31, 2013 and 2012, total borrowings under the Credit Agreement and the Other Facilities (the “Combined Facilities”) were $9.1 million and $10.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

At December, 31, 2013, the future maturities of debt, including capitalized leases, were as follows:

Amount
2014	$269.7
2015	204.0
2016	220.4
2017	251.5
2018	350.0
2019 and thereafter	2,572.1
Total(a)	$3,867.7
(a)

Excludes a discount of $4.6 million and an adjustment for fair value hedges of $5.2 million related to the Company’s 4.95% senior notes due April 1, 2014 and 8.25% senior notes due March 15, 2019, which do not represent contractual commitments with a fixed amount or maturity date.

________________________

The following table summarizes interest expense included in the Consolidated Statements of Operations:

	2013	2012	2011
Interest incurred	$276.0	$271.1	$259.8
Less: interest income	(11.5)	(15.2)	(13.6)
Less: interest capitalized as property, plant and equipment	(3.1)	(4.1)	(2.9)
Interest expense, net	$261.4	$251.8	$243.3

Interest paid, net of interest received, was $245.0 million, $250.1 million and $252.2 million in 2013, 2012 and 2011, respectively.

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

The Company has entered into foreign exchange forward contracts in order to manage the currency exposure of certain assets and liabilities. The foreign exchange forward contracts were not designated as hedges, and accordingly, the fair value gains or losses from these foreign currency derivatives are recognized currently in the Consolidated Statements of Operations, generally offsetting the foreign exchange gains or losses on the exposures being managed. The aggregate notional value of the forward contracts at December 31, 2013 and 2012 was $372.1 million and $654.2 million, respectively. The fair values of foreign exchange forward contracts were determined to be Level 2 under the fair value hierarchy and are valued using market exchange rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

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

The Company’s foreign exchange forward contracts and interest rate swaps are subject to enforceable master netting agreements that allow the Company to settle positive and negative positions with the respective counterparties. The Company settles foreign exchange forward contracts on a net basis when possible. Foreign exchange forward contracts that can be settled on a net basis are presented net in the Consolidated Balance Sheets. Interest rate swaps are settled on a gross basis and presented gross in the Consolidated Balance Sheets.

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

At December 31, 2013 and 2012, the total fair value of the Company’s foreign exchange forward contracts, which were the only derivatives not designated as hedges, and fair value hedges, along with the accounts in the Consolidated Balance Sheets in which the fair value amounts were included, were as follows:

	2013	2012
Derivatives not designated as hedges
Prepaid expenses and other current assets	$0.4	$0.6
Accrued liabilities	1.5	24.0
Derivatives designated as fair value hedges
Prepaid expenses and other current assets	$1.3	$—
Other noncurrent assets	—	14.7
Other noncurrent liabilities	9.1	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

The gross and net amounts of foreign exchange forward contracts and interest rate swaps recognized in the Consolidated Balance Sheets as of December 31, 2013 and 2012 were as follows:

2013	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.4	$—	$0.4	$(0.4)	$—
Interest rate swaps	1.3	—	1.3	(0.2)	1.1
Total	$1.7	$—	$1.7	$(0.6)	$1.1
Liabilities
Foreign exchange forward contracts reported gross	$1.5	$—	$1.5	$(0.2)	$1.3
Interest rate swaps	9.1	—	9.1	(0.4)	8.7
Total	$10.6	$—	$10.6	$(0.6)	$10.0

2012	Gross Amounts of Assets and Liabilities	Impact of Netting	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	All Other Amounts Subject to Master Netting Agreements	Potential Net Amounts of Assets and Liabilities
Assets
Foreign exchange forward contracts reported gross	$0.6	$—	$0.6	$(0.1)	$0.5
Interest rate swaps	14.7	—	14.7	(3.5)	11.2
Total	$15.3	$—	$15.3	$(3.6)	$11.7
Liabilities
Foreign exchange forward contracts reported gross	$24.0	$—	$24.0	$(3.6)	$20.4

The pre-tax losses related to derivatives not designated as hedges recognized in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Classification of Loss Recognized in the Consolidated Statements of Operations	2013	2012	2011
Derivatives not designated as hedges
Foreign exchange forward contracts	Selling, general and administrative expenses	$17.0	$24.8	$4.7

For derivatives designated as fair value hedges, the pre-tax (gains) losses related to the hedged items, attributable to changes in the hedged benchmark interest rate and the offsetting gain on the related interest rate swaps for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Classification of (Gain) Loss Recognized in the Consolidated Statements of Operations	2013	2012	2011
Fair Value Hedges
Interest rate swaps	Investment and other expense (income)—net	$22.5	$(5.7)	$(3.1)
Hedged items	Investment and other expense (income)—net	(20.8)	4.4	1.9
Total (gain) loss recognized as ineffectiveness in the consolidated statements of operations	Investment and other expense (income)—net	$1.7	$(1.3)	$(1.2)

The Company also recognized a net reduction to interest expense of $8.7 million, $8.0 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to the Company’s fair value hedges, which includes interest accruals on the derivatives and amortization of the basis in the hedged items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 15. Earnings per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to RR Donnelley common shareholders by the weighted average number of common shares outstanding for the period. In computing diluted earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. Performance share units are considered anti-dilutive and excluded if the performance targets upon which the issuance of the shares is contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Additionally, stock options are considered anti-dilutive when the exercise price exceeds the average market value of the Company’s stock price during the applicable period.

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

During the years ended December 31, 2013 and 2012, no shares of common stock were purchased by the Company, however, shares were withheld for tax liabilities upon the vesting of equity awards.

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share calculation and the anti-dilutive share-based awards for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net earnings (loss) per share attributable to RR Donnelley common shareholders
Basic	$1.16	$(3.61)	$(0.63)
Diluted	$1.15	$(3.61)	$(0.63)
Dividends declared per common share	$1.04	$1.04	$1.04
Numerator:
Net earnings (loss) attributable to RR Donnelley common shareholders	$211.2	$(651.4)	$(122.6)
Denominator:
Weighted average number of common shares outstanding	181.9	180.4	193.8
Dilutive options and awards	1.6	—	—
Diluted weighted average number of common shares outstanding	183.5	180.4	193.8
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	1.5	3.6	5.0
Performance share units	0.6	0.4	0.2
Stock options	3.9	4.6	4.0
Total	6.0	8.6	9.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 16. Comprehensive Income

Income tax expense allocated to each component of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013			2012			2011
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Income Tax Expense (Benefit)	Net of Tax Amount
Translation adjustments	$(22.8)	$-	$(22.8)	$11.4	$—	$11.4	$(70.1)	$—	$(70.1)
Adjustment for net periodic pension and other postretirement benefits plan cost	919.0	355.3	563.7	(285.1)	(107.5)	(177.6)	(485.9)	(182.8)	(303.1)
Change in fair value of derivatives	0.6	0.2	0.4	0.8	0.3	0.5	1.1	0.4	0.7
Other comprehensive income (loss)	$896.8	$355.5	$541.3	$(272.9)	$(107.2)	$(165.7)	$(554.9)	$(182.4)	$(372.5)

During the year ended December 31, 2013, translation adjustments and income tax expense on pension and other postretirement benefits plan cost were adjusted to reflect previously recorded changes at their historical exchange rates.

The following table summarizes changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2013, 2012 and 2011:

	Changes in the Fair Value of Derivatives	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at January 1, 2011	$(1.8)	$(604.4)	$115.8	$(490.4)
Other comprehensive loss before reclassifications	—	(300.0)	(70.5)	(370.5)
Amount reclassified from accumulated other comprehensive loss	0.7	(3.1)	—	(2.4)
Net change in accumulated other comprehensive loss	0.7	(303.1)	(70.5)	(372.9)
Balance at December 31, 2011	$(1.1)	$(907.5)	$45.3	$(863.3)
Other comprehensive income (loss) before reclassifications	—	(184.0)	11.2	(172.8)
Amount reclassified from accumulated other comprehensive loss	0.5	6.4	—	6.9
Net change in accumulated other comprehensive loss	0.5	(177.6)	11.2	(165.9)
Balance at December 31, 2012	$(0.6)	$(1,085.1)	$56.5	$(1,029.2)
Other comprehensive income (loss) before reclassifications	—	543.9	(23.0)	520.9
Amount reclassified from accumulated other comprehensive loss	0.4	19.8	—	20.2
Net change in accumulated other comprehensive loss	0.4	563.7	(23.0)	541.1
Balance at December 31, 2013	$(0.2)	$(521.4)	$33.5	$(488.1)

Reclassifications from accumulated other comprehensive loss for the year ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011	Classification in the Consolidated Statements of Operations
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$50.5	$32.0	$50.2	(a)
Net prior service credit	(19.7)	(19.1)	(16.9)	(a)
Curtailments and settlements	0.7	(2.6)	(38.7)	(a)
Reclassifications before tax	31.5	10.3	(5.4)
Income tax expense	11.7	3.9	(2.3)
Reclassifications, net of tax	$19.8	$6.4	$(3.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

(a)

These accumulated other comprehensive income (loss) components are included in the calculation of net periodic pension and other postretirement benefits plan (income) expense recognized in cost of sales and selling, general and administrative expenses in the Consolidated Statements of Operations (see Note 11).

Note 17. Stock and Incentive Programs for Employees

The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors, including stock options, restricted stock units and performance share units. The Company estimates the fair value of share-based awards based on assumptions as of the grant date. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to four years for restricted stock awards and stock options and the performance period for performance share units. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving each type of award. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Share-Based Compensation Expense

The total compensation expense related to all share-based compensation plans was $19.9 million, $25.4 million and $28.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The income tax benefit related to share-based compensation expense was $7.7 million, $9.9 million and $11.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, $19.7 million of total unrecognized compensation expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.1 years. The total unrecognized share-based compensation expense to be recognized in future periods as of December 31, 2013 does not consider the effect of share-based awards that may be issued in subsequent periods.

Share-Based Compensation Plans

The Company has one share-based compensation plan under which it may grant future awards, as described below, and one terminated or expired share-based compensation plans under which awards remain outstanding.

The 2012 Performance Incentive Plan (the “2012 PIP”) was approved by shareholders to provide incentives to key employees of the Company and its subsidiaries. Awards under the 2012 PIP are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock units, restricted stock awards, cash or stock bonuses and stock appreciation rights. There were 10 million shares of common stock reserved and authorized for issuance under the 2012 PIP. At December 31, 2013, there were 8.0 million shares of common stock authorized and available for grant under the 2012 PIP.

General Terms of Awards

Under various incentive plans, the Company has granted certain employees non-qualified stock options and restricted stock units. The Human Resources Committee of the Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2012 PIP and previous plans is ten years.

For all of the Company’s stock options outstanding at December 31, 2013, the exercise price of the stock option equals the fair market value of the Company’s common stock on the option grant date. Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control of the Company. Options granted prior to November 2004 and after December 2006 expire ten years from the date of grant or five years after the date of retirement, whichever is earlier.

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

(In millions, except per share data and unless otherwise indicated)-(Continued)

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

The Company has granted performance share unit awards to certain executive officers during the years ended December 31, 2013, 2012 and 2011. Distributions under these awards are payable at the end of their respective performance periods (December 31, 2015, 2014 and 2013) in common stock or cash, at the Company’s discretion. The number of share units awarded can range from zero to 100%, depending on achievement of a targeted performance metric. These awards are subject to forfeiture upon termination by the Company under certain circumstances prior to vesting. The Company expenses the cost of the performance share unit awards based on the fair market value of the awards at the date of grant and the estimated achievement of the performance metric, ratably over the performance period of three years.

Stock Options

There were no options granted during the year ended December 31, 2013. The Company granted 1,221,000 and 200,000 stock options with grant date fair market values of $2.96 and $4.39 during the years ended December 31, 2012 and 2011, respectively. The fair market value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model.

The assumptions used to determine the fair market value of the stock options granted during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Expected volatility	39.71%	36.69%
Risk-free interest rate	1.18%	2.54%
Expected life (years)	6.25	6.25
Expected dividend yield	5.06%	4.57%

Stock option awards as of December 31, 2012 and 2013, and changes during the year ended December 31, 2013, were as follows:

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2012	4,726	$18.90	6.2	$2.1
Exercised	(203)	10.57
Cancelled/forfeited/expired	(384)	17.94
Outstanding at December 31, 2013	4,139	19.39	5.6	21.2
Vested and expected to vest at December 31, 2013	4,098	19.46	5.6	20.9
Exercisable at December 31, 2013	1,774	$11.70	5.9	$15.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2013 and 2012, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2013 and 2012. This amount will change in future periods based on the fair market value of the Company’s stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $1.2 million and $1.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Compensation expense related to stock options for the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $3.2 million and $2.7 million, respectively. As of December 31, 2013, $1.7 million of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.9 years.

Cash received from the option exercises for the year ended December 31, 2013, 2012 and 2011 was $2.2 million, $1.4 million and $1.0 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Excess tax benefits on stock option exercises, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $0.2 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock Units

Nonvested restricted stock unit awards as of December 31, 2013 and 2012, and changes during the year ended December 31, 2013 were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	3,246	$11.85
Granted	1,402	9.70
Vested	(2,023)	10.25
Forfeited	(130)	11.04
Nonvested at December 31, 2013	2,495	$11.97

Compensation expense related to restricted stock units was $15.9 million, $21.0 million and $24.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $14.3 million of unrecognized share-based compensation expense related to approximately 2.4 million restricted stock unit awards, with a weighted-average grant date fair value of $12.03, that are expected to vest over a weighted-average period of 2.2 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Excess tax benefits on restricted stock units that vested, shown as financing cash inflows as a component of issuance of common stock in the Consolidated Statements of Cash Flows, were $2.1 million, $3.2 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Performance Share Units

Nonvested performance share unit awards as of December 31, 2013 and 2012, and changes during the year ended December 31, 2013, were as follows:

	Shares (thousands)	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	468	$12.84
Granted	485	8.85
Nonvested at December 31, 2013	953	$10.81

During the years ended December 31, 2013, 2012 and 2011, 485,000, 233,000 and 235,000 performance share unit awards were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded during the years ended December 31, 2013, 2012 and 2011 are January 1, 2013 through December 31, 2015, January 1, 2012 through December 31, 2014 and January 1, 2011 through December 31, 2013, respectively. Distributions under these awards are payable at the end of the performance period in common stock or cash, at the Company’s discretion. The total potential payouts for awards granted during the years ended December 31, 2013, 2012 and 2011 range from 242,500 to 485,000 shares, 116,500 to 233,000 shares and 117,500 to 235,000 shares, respectively, should certain performance targets be achieved. The fair value of these awards was determined on the date of grant based on the Company’s stock price reduced by the present value of expected dividends through the vesting period. These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or a change in control of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Compensation expense for the awards granted in 2013 and 2012 is currently being recognized based on the maximum estimated payout of 485,000 and 233,000 shares, for each respective period. Compensation expense for awards granted during 2011 was recognized based on the achieved payout of 55%, or 129,463 shares, which are expected to be distributed during the first quarter of 2014. Compensation expense related to performance share unit awards for the years ended December 31, 2013, 2012 and 2011 was $2.5 million, $1.2 million and $1.2 million, respectively. As of December 31, 2013, there was $3.7 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of 1.8 years.

Board of Directors Liability Awards

At December 31, 2013, 2012 and 2011, approximately 124,599, 147,263 and 147,263 restricted stock units issued to directors were outstanding for liability awards, respectively. For the years ended December 31, 2013, 2012 and 2011, the compensation expense recorded for these awards was expense of $2.2 million, income of $0.2 million and expense of $0.1 million, respectively. The Board of Directors equity awards are included above in the section “Restricted Stock Units.”

Other Information

Authorized unissued shares or treasury shares may be used for issuance under the Company’s share-based compensation plans. The Company intends to use treasury shares of its common stock to meet the stock requirements of its awards in the future. On May 3, 2011, the Company’s Board of Directors approved a share repurchase program, which authorized the repurchase of up to $1.0 billion of the Company’s common stock through December 31, 2012 and terminated its existing authorization of October 29, 2008 for the repurchase of up to 10 million shares. During the year ended December 31, 2011, the Company purchased 29.2 million shares of its common stock at a total cost of $500.0 million under the ASR (see Note 15) entered into on May 5, 2011. No shares were repurchased for the years ended December 31, 2013 and 2012, however, shares were withheld for tax liabilities upon the vesting of equity awards.

Note 18. Preferred Stock

The Company has two million shares of $1.00 par value preferred stock authorized for issuance. The Board of Directors may divide the preferred stock into one or more series and fix the redemption, dividend, voting, conversion, sinking fund, liquidation and other rights. The Company has no present plans to issue any preferred stock.

Note 19. Segment Information

The Company operates primarily in the print and related services industry, with product and service offerings designed to offer customers complete solutions for communicating their messages to target audiences.

During the fourth quarter of 2013, management changed the Company’s reportable segments to reflect changes in the management reporting structure of the organization and the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including allocation of resources. The revised reporting structure includes four operating segments: “Publishing and Retail Services,” “Variable Print,” “Strategic Services,” and “International.” All prior periods have been reclassified to conform to the current reporting structure.

The Company’s segments and their product and service offerings are summarized below:

Publishing and Retail Services

The Publishing and Retail Services segment’s primary product offerings include magazines, catalogs, retail inserts, books, directories and packaging.

The Publishing and Retail Services segment accounted for 26.5% of the Company’s consolidated net sales in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Variable Print

The Variable Print segment includes the Company’s U.S. short-run and transactional printing operations. This segment’s primary product offerings include commercial and digital print, direct mail, labels, statement printing, office products, forms and packaging.

The Variable Print segment accounted for 24.7% of the Company’s consolidated net sales in 2013.

Strategic Services

The Strategic Services segment includes the Company’s financial print products and related services, logistics services, digital and creative solutions and print management offerings.

The Strategic Services segment accounted for 23.4% of the Company’s consolidated net sales in 2013.

International

The International segment includes the Company’s non-U.S. printing operations in Asia, Europe, Latin America and Canada. This segment’s product and service offerings include magazines, catalogs, retail inserts, books, directories, direct mail, packaging, forms, labels, manuals, statement printing, commercial and digital print, logistics services and digital and creative solutions. Additionally, this segment includes the Company’s business process outsourcing and Global Turnkey Solutions operations. Business process outsourcing provides transactional print and outsourcing services, statement printing, direct mail and print management offerings through its operations in Europe, Asia and North America. Global Turnkey Solutions provides outsourcing capabilities, including product configuration, customized kitting and order fulfillment for technology, medical device and other companies around the world through its operations in Europe, North America and Asia.

The International segment accounted for 25.4% of the Company’s consolidated net sales in 2013.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions. In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefits plan expense and share-based compensation, are included in Corporate and not allocated to the operating segments. Corporate also manages the Company’s cash pooling structures, which enables participating international locations to draw on the Company’s overseas cash resources to meet local liquidity needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss). This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported within the Consolidated Financial Statements.

	Total Sales	Intersegment Sales	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2013
Publishing and Retail Services	$2,777.7	$(2.9)	$2,774.8	$109.6	$1,369.6	$166.0	$57.7
Variable Print	2,650.7	(57.9)	2,592.8	197.9	1,567.1	103.4	63.4
Strategic Services	2,587.7	(134.7)	2,453.0	232.8	1,355.6	58.4	34.9
International	2,746.9	(87.2)	2,659.7	147.3	2,060.0	102.5	50.8
Total operating segments	10,763.0	(282.7)	10,480.3	687.6	6,352.3	430.3	206.8
Corporate	—	—	—	(107.9)	885.9	5.5	9.8
Total operations	$10,763.0	$(282.7)	$10,480.3	$579.7	$7,238.2	$435.8	$216.6
Year ended December 31, 2012
Publishing and Retail Services	$2,938.3	$(18.8)	$2,919.5	$(659.4)	$1,517.8	$213.5	$57.8
Variable Print	2,697.5	(60.3)	2,637.2	202.1	1,616.0	103.8	42.7
Strategic Services	2,210.2	(144.8)	2,065.4	59.0	1,404.3	52.3	39.9
International	2,678.6	(78.8)	2,599.8	91.6	2,192.1	105.8	43.9
Total operating segments	10,524.6	(302.7)	10,221.9	(306.7)	6,730.2	475.4	184.3
Corporate	—	—	—	(63.1)	532.5	6.2	21.6
Total operations	$10,524.6	$(302.7)	$10,221.9	$(369.8)	$7,262.7	$481.6	$205.9
Year ended December 31, 2011
Publishing and Retail Services	$3,205.2	$(30.1)	$3,175.1	$227.6	$2,529.5	$240.2	$51.7
Variable Print	2,825.8	(61.8)	2,764.0	(204.7)	1,651.8	135.7	54.2
Strategic Services	2,196.1	(137.3)	2,058.8	180.6	1,541.6	48.2	34.6
International	2,682.8	(69.7)	2,613.1	23.6	2,213.8	116.2	91.1
Total operating segments	10,909.9	(298.9)	10,611.0	227.1	7,936.7	540.3	231.6
Corporate	—	—	—	(161.9)	345.0	9.6	19.3
Total operations	$10,909.9	$(298.9)	$10,611.0	$65.2	$8,281.7	$549.9	$250.9

Corporate assets primarily consisted of the following items at December 31, 2013, 2012 and 2011:

	2013	2012	2011
Cash and cash equivalents	$494.9	$(137.2)	$(138.1)
Current and deferred income tax assets net of valuation allowances	39.2	324.5	152.7
Property, plant and equipment, net	61.7	60.7	81.8
Software, net	71.1	71.8	53.1
Deferred compensation plan assets	63.0	57.2	50.6
LIFO reserves	(92.0)	(92.1)	(96.4)

Restructuring, impairment and other charges by segment for 2013, 2012 and 2011 are described in Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 20. Geographic Area and Products and Services Information

The table below presents net sales and long-lived assets by geographic region. The amounts in this table differ from the segment data presented in Note 19 because each operating segment includes operations in multiple geographic regions, based on the Company’s management reporting structure.

	U.S.	Europe	Asia	Other	Combined
2013
Net sales	$7,866.2	$975.2	$841.5	$797.4	$10,480.3
Long-lived assets(a)	1,435.7	160.7	152.2	175.8	1,924.4
2012
Net sales	$7,719.9	$1,025.8	$733.0	$743.2	$10,221.9
Long-lived assets(a)	1,915.4	181.4	167.7	201.5	2,466.0
2011
Net sales	$8,073.1	$1,067.6	$668.0	$802.3	$10,611.0
Long-lived assets(a)	1,902.7	207.3	164.2	226.5	2,500.7

(a)	Includes net property, plant and equipment, noncurrent deferred tax assets and other noncurrent assets.

_____________________

The following table summarizes net sales by the Company’s products and services categories for the years ended December 31, 2013, 2012 and 2011:

Products and services(a)	2013 Net Sales	2012 Net Sales	2011 Net Sales
Magazines, catalogs and retail inserts	$2,370.0	$2,445.1	$2,468.4
Direct mail	571.7	559.9	592.4
Statements	666.0	747.4	729.9
Books	1,202.2	1,117.0	1,314.0
Directories	225.8	294.1	356.3
Forms	491.9	480.5	524.0
Labels	488.1	463.4	503.8
Commercial and digital print	966.4	1,021.0	1,108.5
Financial print	775.1	747.4	893.2
Packaging and related products	464.3	407.0	373.0
Global Turnkey Solutions	305.4	289.8	290.9
Office products	238.9	262.5	220.7
Total products	8,765.8	8,835.1	9,375.1
Logistics services	1,105.9	786.7	706.8
Financial print related services	230.2	212.9	161.3
Business process outsourcing	188.8	211.0	203.2
Digital and creative solutions	189.6	176.2	164.6
Total services	1,714.5	1,386.8	1,235.9
Total net sales	$10,480.3	$10,221.9	$10,611.0
(a)	Certain prior year amounts were restated to conform to the Company’s current products and services categories.

____________________

Note 21. New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-01 “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects” (“ASU 2014-01”), which modifies the criteria an entity must meet in order  to account for its investments in qualified affordable housing projects using the proportional amortization method. ASU 2014-01 will be effective for the Company in the first quarter of 2015. The adoption of ASU 2014-01 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”), which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 will be effective for the Company in the first quarter of 2014. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10 “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”), which permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 was effective for and adopted by the Company in the third quarter of 2013 and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”), which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. ASU 2013-05 will be effective for the Company in the first quarter of 2014. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”), which requires the measurement of joint and several liability arrangements, when the total amount of the obligation is fixed as of the reporting date, as the sum of the amount the entity has agreed to pay as well as any additional amounts expected to be paid on behalf of co-obligors. ASU 2013-04 will be effective for the Company in the first quarter of 2014. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which prohibits the presentation of other comprehensive income in the statement of changes in stockholders’ equity and requires the presentation of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which deferred the requirement to present reclassification adjustments for each component of other comprehensive income on the face of the financial statements. In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires disclosures of the amounts reclassified out of accumulated other comprehensive income by component, including the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. ASU 2011-05 and 2011-12 were effective for and adopted by the Company in the first quarter of 2012 and ASU 2013-02 was effective and adopted by the Company in the first quarter of 2013. The ASUs have impacted the Company’s financial statement presentation and disclosures, but otherwise did not impact the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data and unless otherwise indicated)-(Continued)

Note 22.  Subsequent Events

On January 31, 2014, the Company acquired Consolidated Graphics, a provider of digital and commercial printing, fulfillment services, print management and proprietary Internet-based technology solutions with operations in North America, Europe and Asia. The purchase price for Consolidated Graphics was $359.9 million in cash and 16.0 million shares of RR Donnelley common stock, or a total transaction value of $660.6 million based on the Company’s closing share price on January 30, 2014, plus the assumption of Consolidated Graphics’ debt. Immediately following the acquisition, the Company repaid the debt assumed. Consolidated Graphics’ operations will be included in the Variable Print segment. The Company is still in process of completing the purchase price allocation.

On January 6, 2014, the Company announced that it had entered into a definitive agreement to acquire substantially all of the North American operations of Esselte Corporation (“Esselte”). The purchase price includes a combination of cash and up to 1.0 million shares of RR Donnelley common stock for a total transaction value of approximately $96.5 million. Esselte is a developer and manufacturer of nationally branded and private label office and stationery products. The completion of the transaction is subject to customary closing conditions. Esselte’s operations will be included in the Variable Print segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

R.R. Donnelley & Sons Company

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of R.R. Donnelley & Sons Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of R.R. Donnelley & Sons Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 26, 2014

UNAUDITED INTERIM FINANCIAL INFORMATION, DIVIDEND

SUMMARY AND FINANCIAL SUMMARY

(In millions, except per-share data)

	Year Ended December 31,
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Net sales	$2,538.5	$2,571.6	$2,614.9	$2,755.3	$10,480.3
Gross profit	558.3	598.2	570.4	603.6	2,330.5
Income from operations	139.8	173.2	134.6	132.1	579.7
Net earnings attributable to RR Donnelley common shareholders	27.1	65.4	14.7	104.0	211.2
Net earnings per diluted share attributable to RR Donnelley common shareholders (a)	0.15	0.36	0.08	0.56	1.15
Closing stock price high	12.05	14.07	19.26	20.60	20.60
Closing stock price low	8.72	10.98	14.23	15.74	8.72
Closing stock price at quarter-end	12.05	14.01	15.78	20.28	20.28
2012
Net sales	$2,524.9	$2,528.6	$2,508.8	$2,659.6	$10,221.9
Gross profit	579.9	594.7	573.0	585.3	2,332.9
Income (loss) from operations	121.4	163.9	186.7	(841.8)	(369.8)
Net earnings (loss) attributable to RR Donnelley common shareholders	37.4	88.8	71.4	(849.0)	(651.4)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders	0.21	0.49	0.39	(4.70)	(3.61)
Closing stock price high	15.13	12.85	13.26	11.12	15.13
Closing stock price low	11.35	10.02	10.60	8.58	8.58
Closing stock price at quarter-end	12.39	11.77	10.60	8.99	8.99
(a)	The full year amount does not equal the sum of the quarters due to rounding.

Reflects results of acquired businesses from the relevant acquisition dates.

_________

Includes the following significant items:

•

For 2013: Pre-tax restructuring, impairment and other charges of $133.5 million ($88.2 million after-tax), $81.9 million pre-tax loss ($53.9 million after-tax) on the repurchases of $753.7 million of senior notes, $58.5 million income tax benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment and a $7.2 million benefit for previously unrecognized tax benefits related to the expected resolution of certain federal tax matters, pre-tax loss of $17.9 million ($12.3 million after-tax) on the disposal of the MRM France direct mail business in the International segment, pre-tax charges of $5.9 million ($5.2 million after-tax) for acquisition-related expenses, $5.5 million pre-tax impairment loss ($3.6 million after-tax) on equity investments and a $3.2 million pre-tax loss ($2.0 million after-tax) on the currency devaluation in Venezuela; and

•

For 2012: Pre-tax restructuring, impairment and other charges of $1,118.5 million ($981.9 million after-tax), $16.1 million pre-tax loss ($10.6 million after-tax) on the repurchases of $441.8 million of senior notes and termination of the Previous Credit Agreement which was due to expire on December 17, 2013, $4.8 million net benefit from income tax adjustments including the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested, $4.1 million pre-tax impairment loss ($2.6 million after-tax) on an equity investment, $3.7 million pre-tax gain ($2.8 million after-tax) on pension curtailment and pre-tax charges of $2.5 million ($2.2 million after-tax) for acquisition-related expenses.

Dividend Summary

	2013	2012	2011	2010	2009
Quarterly rate per common share	$0.26	$0.26	$0.26	$0.26	$0.26
Yearly rate per common share	1.04	1.04	1.04	1.04	1.04

Financial Summary

	2013	2012	2011	2010	2009
Net sales	$10,480.3	$10,221.9	$10,611.0	$10,018.9	$9,857.4
Net earnings (loss) attributable to RR Donnelley common shareholders	211.2	(651.4)	(122.6)	221.7	(27.3)
Net earnings (loss) per diluted share attributable to RR Donnelley common shareholders	1.15	(3.61)	(0.63)	1.06	(0.13)
Total assets	7,238.2	7,262.7	8,281.7	9,083.2	8,747.6
Long-term debt	3,587.0	3,420.2	3,416.8	3,398.6	2,982.5

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

•

For 2013: Pre-tax restructuring, impairment and other charges of $133.5 million ($88.2 million after-tax), $81.9 million pre-tax loss ($53.9 million after-tax)  on the repurchases of $753.7 million of senior notes, $58.5 million income tax benefit related to the decline in value and reorganization of certain entities within the Publishing and Retail Services segment and a $7.2 million benefit for previously unrecognized tax benefits related to the expected resolution of certain federal tax matters, pre-tax loss of $17.9 million ($12.3 million after-tax) on the disposal of the MRM France direct mail business in the International segment, pre-tax charges of $5.9 million ($5.2 million after-tax) for acquisition-related expenses, pre-tax impairment loss on equity investments of $5.5 million ($3.6 million after-tax) and a $3.2 million pre-tax loss ($2.0 million after-tax) on the currency devaluation in Venezuela;

•

For 2012: Pre-tax restructuring, impairment and other charges of $1,118.5 million ($981.9 million after-tax), $16.1 million pre-tax loss ($10.6 million after-tax) on the repurchases of $441.8 million of senior notes and termination of the Previous Credit Agreement which was due to expire on December 17, 2013, $4.8 million net benefit from income tax adjustments including the recognition of $26.1 million of previously unrecognized tax benefits due to the resolution of certain U.S. federal uncertain tax positions and a $22.4 million benefit related to the decline in value and reorganization of certain entities within the International segment, partially offset by a valuation allowance provision of $32.7 million on certain deferred tax assets in Latin America and an $11.0 million provision related to certain foreign earnings no longer considered to be permanently reinvested, $4.1 million pre-tax impairment loss ($2.6 million after-tax) on an equity investment, $3.7 million pre-tax gain ($2.8 million after-tax) on pension curtailment and pre-tax charges of $2.5 million ($2.2 million after-tax) for acquisition-related expenses;

•

For 2011: Pre-tax restructuring, impairment and other charges of $667.8 million ($532.8 million after-tax), $74.8 million recognition of income tax benefits due to the expiration of U.S. federal statutes of limitations for certain years, $69.9 million pre-tax loss ($44.1 million after-tax) on the repurchases of $427.8 million of senior notes, pre-tax gain on pension curtailment of $38.7 million ($24.3 million after-tax), $15.3 million of pre-tax expense ($9.7 million after-tax) for contingent compensation earned by the prior owners of an acquired business, $9.8 million pre-tax gain ($9.5 million after-tax) on the Helium investment and pre-tax charges of $2.2 million ($2.0 million after-tax) for acquisition-related expenses;

•

For 2010: Pre-tax restructuring, impairment and other charges of $157.9 million ($130.0 million after-tax), pre-tax charges of $13.5 million ($11.8 million after-tax) for acquisition-related expenses, $8.9 million pre-tax loss ($8.1 million after-tax) on the currency devaluation in Venezuela, including an increase in loss attributable to noncontrolling interests of $3.6 million, and a pre-tax $1.1 million write-down ($0.7 million after-tax) of affordable housing investments; and

•

For 2009: Pre-tax restructuring, impairment and other charges of $382.7 million ($334.0 million after-tax), $15.6 million of income tax expense due to the reorganization of entities within the International segment, a $13.0 million pre-tax loss ($8.0 million after-tax) on the repurchases of $640.6 million of senior notes, a pre-tax $2.4 million write-down ($1.5 million after-tax) of affordable housing investments and pre-tax charges of $1.6 million ($1.0 million after-tax) for acquisition-related expenses.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 2, 2007)
3.2	By-Laws of R.R. Donnelley & Sons Company, as amended as of February 20, 2014 (filed herewith)
3.3	Marked By-Laws of R.R. Donnelley & Sons Company (filed herewith)
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

10.5	2012 Performance Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 30, 2013)*
10.6	2004 Performance Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 25, 2009)*
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

E-1

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

10.15

Form of Amendment to Director Restricted Stock Unit Awards dated May 21, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*

10.16

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

10.18	Form of Director Restricted Stock Unit Awards (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 5, 2009)*
10.19	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011)*
10.20	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 2, 2012)*
10.21	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*
10.22	Form of Cash Retention Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed April 25, 2013)*
10.23

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

10.31	Form of Amended and Restated Indemnification Agreement for directors (filed herewith)*
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

E-2

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