Form 10-K/A
period 2013-12-31
RR Donnelley & Sons Co
filed 2014-02-27
CIK 29669

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment No. 1”) amends the registrant’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 26, 2014 (the “Form 10-K”), solely for the purpose of filing Exhibit 23.1 (Consent of Independent Registered Public Accounting Firm) and Exhibit 24 (Power of Attorney) which were inadvertently omitted from the Form 10-K and filing Exhibit 3.3 (Marked By-Laws of R.R. Donnelley & Sons Company) to include the marked changes.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. All other information included in the Form 10-K has not been amended. Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2014.

R.R. DONNELLEY & SONS COMPANY

By:	/ S / Daniel N. Leib
Daniel N. Leib Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

3.3	Marked By-Laws of R.R. Donnelley & Sons Company (filed herewith)
23.1	Consent of Deloitte & Touche LLP (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification by Daniel N. Leib, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

E-1